Form 10-Q
period 2011-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2011-08-08
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2011
Common Shares, $.01 par value	49,937,250 Shares
Special Common Shares, $.01 par value	46,859,323 Shares
Series A Common Shares, $.01 par value	6,526,443 Shares

Part I. Financial Information Item 1. Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share amounts)	2011	2010	2011	2010

Operating revenues	$1,279,640	$1,232,219	$2,538,321	$2,454,654

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	473,899	453,037	960,645	897,569
Selling, general and administrative	482,103	501,329	973,209	982,416
Depreciation, amortization and accretion	194,751	190,258	387,269	379,647
Loss on asset disposals, net	3,238	1,214	4,381	6,645
Total operating expenses	1,153,991	1,145,838	2,325,504	2,266,277

Operating income	125,649	86,381	212,817	188,377

Investment and other income (expense)
Equity in earnings of unconsolidated entities	22,590	25,997	41,978	50,900
Interest and dividend income	2,093	2,674	4,717	5,115
Gain on investment	13,373	—	13,373	—
Interest expense	(45,417)	(29,265)	(73,516)	(58,223)
Other, net	1,306	(1,929)	1,386	(2,119)
Total investment and other income (expense)	(6,055)	(2,523)	(12,062)	(4,327)

Income before income taxes	119,594	83,858	200,755	184,050
Income tax expense	10,916	31,469	39,833	69,392
Net income	108,678	52,389	160,922	114,658
Less: Net income attributable to noncontrolling interests, net of tax	(17,615)	(12,102)	(28,237)	(25,957)
Net income attributable to TDS shareholders	91,063	40,287	132,685	88,701
Preferred dividend requirement	(12)	(12)	(25)	(25)
Net income available to common shareholders	$91,051	$40,275	$132,660	$88,676

Basic weighted average shares outstanding	103,509	105,520	103,765	105,728
Basic earnings per share attributable to TDS shareholders	$0.88	$0.38	$1.28	$0.84

Diluted weighted average shares outstanding	104,062	105,907	104,301	106,071
Diluted earnings per share attributable to TDS shareholders	$0.87	$0.38	$1.27	$0.83

Dividends per share	$0.1175	$0.1125	$0.2350	$0.2250

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010

Cash flows from operating activities
Net income	$160,922	$114,658
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	387,269	379,647
Bad debts expense	29,906	39,633
Stock-based compensation expense	18,913	16,743
Deferred income taxes, net	79,637	(28,881)
Equity in earnings of unconsolidated entities	(41,978)	(50,900)
Distributions from unconsolidated entities	47,375	48,740
Loss on asset disposals, net	4,381	6,645
Gain on investment	(13,373)	—
Noncash interest expense	17,147	2,715
Other operating activities	1,070	666
Changes in assets and liabilities from operations
Accounts receivable	(37,819)	(20,985)
Inventory	(48,826)	32,177
Accounts payable	(448)	(35,572)
Customer deposits and deferred revenues	22,600	4,217
Accrued taxes	(2,345)	24,209
Accrued interest	2,945	102
Other assets and liabilities	(89,713)	(31,468)
	537,663	502,346

Cash flows from investing activities
Additions to property, plant and equipment	(338,711)	(317,950)
Cash paid for acquisitions and licenses	(22,167)	(28,264)
Cash paid for investments	(71,000)	(385,000)
Cash received for investments	213,030	15,661
Other investing activities	(816)	1,479
	(219,664)	(714,074)

Cash flows from financing activities
Repayment of long-term debt	(613,387)	(1,280)
Issuance of long-term debt	643,700	—
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	1,055	845
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	1,264	144
Repurchase of TDS Common and Special Common Shares	(21,500)	(31,092)
Repurchase of U.S. Cellular Common Shares	(62,308)	(21,423)
Dividends paid	(24,343)	(23,732)
Payment of debt issuance costs	(21,191)	—
Distributions to noncontrolling interests	(1,377)	(4,314)
Other financing activities	2,077	65
	(96,010)	(80,787)

Cash classified as held for sale	(5,687)	—

Net increase (decrease) in cash and cash equivalents	216,302	(292,515)

Cash and cash equivalents
Beginning of period	368,134	670,992
End of period	$584,436	$378,477

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets (Unaudited)

(Dollars in thousands)	June 30, 2011	December 31, 2010

Current assets
Cash and cash equivalents	$584,436	$368,134
Short-term investments	270,896	402,882
Accounts receivable
Due from customers and agents, less allowances of $24,465 and $28,859, respectively	365,676	378,976
Other, less allowances of $5,543 and $6,148, respectively	153,426	133,970
Inventory	165,156	116,330
Net deferred income tax asset	47,970	37,079
Prepaid expenses	89,997	76,935
Income taxes receivable	63,978	64,386
Other current assets	17,390	17,384
	1,758,925	1,596,076

Assets held for sale	53,910	—

Investments
Licenses	1,462,926	1,460,126
Goodwill	728,455	728,455
Other intangible assets, net of accumulated amortization of $124,025 and $119,555, respectively	26,316	30,810
Investments in unconsolidated entities	177,963	197,922
Long-term investments	90,900	102,185
Other investments	8,701	8,988
	2,495,261	2,528,486
Property, plant and equipment
In service and under construction	9,675,106	9,393,385
Less: Accumulated depreciation	6,157,168	5,835,051
	3,517,938	3,558,334

Other assets and deferred charges	94,874	79,623

Total assets	$7,920,908	$7,762,519

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)

(Dollars and shares in thousands)	June 30, 2011	December 31, 2010

Current liabilities
Current portion of long-term debt	$1,919	$1,711
Accounts payable	344,026	344,355
Customer deposits and deferred revenues	194,381	171,781
Accrued interest	5,546	2,718
Accrued taxes	44,830	46,110
Accrued compensation	75,912	99,020
Other current liabilities	97,122	144,938
	763,736	810,633

Liabilities held for sale	871	—

Deferred liabilities and credits
Net deferred income tax liability	688,311	585,468
Other deferred liabilities and credits	402,143	404,892

Long-term debt	1,530,369	1,499,862

Commitments and contingencies

Noncontrolling interests with redemption features	863	855

Equity
TDS shareholders’ equity
Series A Common, Special Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common, 165,000 Special Common and 100,000 Common Shares)
Issued 127,061 shares (6,526 Series A Common, 63,442 Special Common and 57,093 Common Shares) and 127,045 shares (6,510 Series A Common, 63,442 Special Common and 57,093 Common Shares), respectively

Outstanding 103,323 shares (6,526 Series A Common, 46,859 Special Common and 49,938 Common Shares) and 103,936 shares (6,510 Series A Common, 47,531 Special Common and 49,895 Common Shares), respectively

Par Value ($.01 per share) ($65 Series A Common, $634 Special Common and $571 Common Shares)	1,270	1,270
Capital in excess of par value	2,108,280	2,107,929
Special Common and Common Treasury shares at cost:
Treasury shares 23,738 (16,583 Special Common and 7,155 Common Shares) and 23,109 (15,911 Special Common and 7,198 Common Shares), respectively	(756,284)	(738,695)
Accumulated other comprehensive loss	(2,972)	(3,208)
Retained earnings	2,553,863	2,446,626
Total TDS shareholders’ equity	3,904,157	3,813,922

Preferred shares	830	830
Noncontrolling interests	629,628	646,057

Total equity	4,534,615	4,460,809

Total liabilities and equity	$7,920,908	$7,762,519

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Special Common and Common Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders’ Equity	Preferred Shares	Noncontrolling Interests	Total Equity
December 31, 2010	$1,270	$2,107,929	$(738,695)	$(3,208)	$2,446,626	$3,813,922	$830	$646,057	$4,460,809
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	132,685	132,685	—	—	132,685
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	28,229	28,229
Net unrealized gain (loss) on equity investments	—	—	—	138	—	138	—	—	138
Changes related to retirement plan	—	—	—	98	—	98	—	—	98
Common, Special Common and Series A Common Shares dividends	—	—	—	—	(24,318)	(24,318)	—	—	(24,318)
Preferred dividend requirement	—	—	—	—	(25)	(25)	—	—	(25)
Repurchase of shares	—	—	(21,500)	—	—	(21,500)	—	—	(21,500)
Dividend reinvestment plan	—	66	2,534	—	(649)	1,951	—	—	1,951
Incentive and compensation plans	—	577	1,377	—	(456)	1,498	—	—	1,498
Adjust investment in subsidiaries for repurchases, issuances, and other compensation plans	—	(8,133)	—	—	—	(8,133)	—	(43,281)	(51,414)
Stock-based compensation awards (a)	—	8,115	—	—	—	8,115	—	—	8,115
Tax windfall (shortfall) from stock awards (b)	—	(274)	—	—	—	(274)	—	—	(274)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,377)	(1,377)
June 30, 2011	$1,270	$2,108,280	$(756,284)	$(2,972)	$2,553,863	$3,904,157	$830	$629,628	$4,534,615

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Special Common and Common Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders’ Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2009	$1,270	$2,088,807	$(681,649)	$(2,710)	$2,358,580	$3,764,298	$832	$662,216	$4,427,346
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	88,701	88,701	—	—	88,701
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	25,938	25,938
Net unrealized gain (loss) on equity investments	—	—	—	84	—	84	—	—	84
Changes related to retirement plan	—	—	—	(513)	—	(513)	—	—	(513)
Common, Special Common and Series A Common Shares dividends	—	—	—	—	(23,707)	(23,707)	—	—	(23,707)
Preferred dividend requirement	—	—	—	—	(25)	(25)	—	—	(25)
Repurchase of shares	—	—	(31,092)	—	—	(31,092)	(1)	—	(31,093)
Dividend reinvestment plan	—	—	3,192	—	(971)	2,221	—	—	2,221
Incentive and compensation plans	—	433	2,562	—	(1,716)	1,279	—	—	1,279
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	1,364	—	—	—	1,364	—	(14,838)	(13,474)
Stock-based compensation awards (a)	—	7,731	—	—	—	7,731	—	—	7,731
Tax windfall (shortfall) from from stock awards (b)	—	45	—	—	—	45	—	—	45
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,314)	(4,314)
June 30, 2010	$1,270	$2,098,380	$(706,987)	$(3,139)	$2,420,862	$3,810,386	$831	$669,002	$4,480,219

(a)   Reflects TDS Corporate and TDS Telecom’s current year stock-based compensation awards impact on Capital in excess of par value. U.S. Cellular’s amounts are included in Adjust investment in subsidiaries for repurchases, issuances and other compensation plans.

(b)   Reflects tax windfalls/(shortfalls) associated with the exercise of options and the vesting of restricted stock awards of TDS Common Shares and TDS Special Common Shares. U.S. Cellular’s tax windfalls/(shortfalls) associated with the exercise of options and vesting of restricted stock awards of U.S. Cellular are included in Adjust investment in subsidiaries for repurchases, issuances, and other compensation plans.

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010

Net income	$108,678	$52,389	$160,922	$114,658
Net change in accumulated other comprehensive income
Net unrealized gain (loss) on equity investments	138	84	138	84
Changes related to retirement plan	49	(257)	98	(513)
Comprehensive income	108,865	52,216	161,158	114,229
Less: Comprehensive income attributable to noncontrolling interests	(17,615)	(12,102)	(28,237)	(25,957)
Comprehensive income attributable to TDS shareholders	$91,250	$40,114	$132,921	$88,272

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 84%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’ 100%-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”) and TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc.  In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2011 presentation.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary to present fairly the financial position as of June 30, 2011 and December 31, 2010, the results of operations and changes in comprehensive income for the three and six months ended June 30, 2011 and 2010 and cash flows and changes in equity for the six months ended June 30, 2011 and 2010.  The results of operations and comprehensive income for the three and six months ended, and cash flows and changes in equity for the six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year.

Recent Accounting Pronouncements

On May 12, 2011 FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure.  TDS is required to adopt the provisions of ASU 2011-04 on January 1, 2012.  Early adoption is prohibited.  Although TDS does not value any financial assets or liabilities at fair value, certain assets and liabilities are disclosed at fair value (see Note 2 —  Fair Value Measurements).  Under ASU 2011-04, for these instruments, TDS will be required to disclose, in a tabular format, the level within the fair value hierarchy that each of these assets and liabilities are measured.  The adoption of ASU 2011-04 is not expected to have a significant impact on TDS’ financial position or results of operations.

On June 16, 2011 FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  ASU 2011-05 amends how other comprehensive income (“OCI”) is presented in the financial statements.  Under this standard, the Statement of Operations and OCI can be presented either continuously in a Statement of Comprehensive Income or in two separate but consecutive statements.  TDS is required to adopt the provisions of ASU 2011-05 on January 1, 2012. TDS currently provides this information in two separate statements.  The adoption of ASU 2011-05 is not expected to have a significant impact on TDS’ financial position or results of operations.

2.   Fair Value Measurements

As of June 30, 2011 and December 31, 2010, TDS did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	June 30, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	$584,436	$584,436	$368,134	$368,134
Short-term investments (1)(2)
Certificates of deposit	74,240	74,240	97,270	97,270
Government-backed securities (3)	196,656	196,656	305,612	305,612
Long-term investments (1)(4)
Government-backed securities (3)	90,900	91,240	102,185	102,325
Long-term debt (5)	1,525,951	1,536,378	1,495,461	1,482,181

(1)     Designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.

(2)     Maturities are less than twelve months from the respective balance sheet dates.

(3)     Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)     At June 30, 2011, maturities range between 12 and 24 months.

(5)     Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of long-term debt, excluding capital lease obligations and the current portion of such long-term debt, was estimated using market prices for TDS’ 7.6% Series A notes, 7.0% senior notes, 6.875% senior notes and 6.625% senior notes, and U.S. Cellular’s 7.5% and 6.95% senior notes, and discounted cash flow analysis for remaining debt.

As of June 30, 2011 and December 31, 2010, TDS did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in its Consolidated Balance Sheet.

3.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three and six months ended June 30, 2011 was 9.1% and 19.8%, respectively, and for the three and six months ended June 30, 2010 was 37.5% and 37.7%, respectively.  The effective tax rate for the three and six months ended June 30, 2011 was lower than the rate for the three and six months ended June 30, 2010 primarily as a result of tax benefits from state tax law changes and the expiration of statutes of limitations for certain tax years.  The benefits from these changes, along with other discrete items, decreased income tax expense for the three and six months ended June 30, 2011 by $29.1 million and $30.8 million, respectively; absent these benefits, the effective tax rate for such periods would have been higher by 28.6 and 17.9 percentage points, respectively.

TDS expects to incur a federal net operating loss in 2011 for federal income tax purposes as a result of 100% bonus depreciation that applies to qualified capital expenditures.  TDS plans to carryback this federal net operating loss to prior tax years, and has recorded $45.1 million in Income taxes receivable at June 30, 2011 primarily related to the benefit associated with this estimated federal net operating loss carryback.  A portion of the loss will also be carried forward generating a current deferred tax asset of $10.9 million.  TDS’ future federal income tax liabilities associated with the benefits being realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.

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

The amounts used in computing earnings per share and the effects of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Dollars and shares in thousands, except per share amounts)
Basic earnings per share attributable to TDS shareholders:
Net income available to common shareholders of TDS used in basic earnings per share	$91,051	$40,275	$132,660	$88,676

Adjustments to compute diluted earnings:
Noncontrolling interest (1)	(342)	(138)	(570)	(314)
Preferred dividend (2)	12	12	25	25
Net income attributable to common shareholders of TDS used in diluted earnings per share	$90,721	$40,149	$132,115	$88,387

Weighted average number of shares used in basic earnings per share:
Common Shares	49,964	49,872	49,955	49,862
Special Common Shares	47,027	49,150	47,296	49,371
Series A Common Shares	6,518	6,498	6,514	6,495
Total	103,509	105,520	103,765	105,728

Effects of dilutive securities:
Stock options	289	151	286	122
Restricted stock units	209	188	195	173
Preferred shares	55	48	55	48
Weighted average number of shares used in diluted earnings per share	104,062	105,907	104,301	106,071

Basic earnings per share attributable to TDS shareholders	$0.88	$0.38	$1.28	$0.84

Diluted earnings per share attributable to TDS shareholders	$0.87	$0.38	$1.27	$0.83

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Shares in thousands)

Stock options
Common Shares	363	606	387	634
Special Common Shares	3,288	3,619	3,043	3,377

Restricted stock units
Common Shares	—	—	—	—
Special Common Shares	127	65	64	33

Convertible preferred shares
Common Shares	—	—	—	—

5.   Acquisitions, Divestitures and Exchanges

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

On May 9, 2011, U.S. Cellular paid $24.6 million in cash to purchase the remaining ownership interest in a wireless business in which it previously held a 49% noncontrolling interest, pursuant to certain required terms of the partnership agreement.  Prior to this acquisition, the partnership had been accounted for under the equity method of accounting.  In connection with the acquisition, a $13.4 million gain was recorded to adjust the carrying value of this 49%  investment to its fair value of $25.7 million based on an income approach valuation method.  The gain was recorded in Gain on investment in the Consolidated Statement of Operations.  U.S. Cellular is actively trying to sell this business and, as a result, $53.9 million of assets and $0.9 million of liabilities have been classified in the Consolidated Balance Sheet as “held for sale”.  Included in Assets held for sale are $9.6 million of Current assets, $36.6 million of Investments (primarily licenses) and $7.7 million of Property, plant and equipment.  Liabilities held for sale primarily includes Current liabilities.  For the period since acquisition, this business generated revenues of $3.9 million and operating income of $2.6 million.

Acquisitions had a non-material impact in the TDS’ consolidated financial statements for the periods presented.  Pro forma results, assuming acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

TDS’ acquisitions during the six months ended June 30, 2011 and 2010 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price

	Purchase price (1)	Goodwill (2)	Licenses	Intangible assets subject to amortization	Net tangible assets (liabilities)
(Dollars in thousands)
2011
U.S. Cellular licenses	$2,800	$—	$2,800	$—	$—
U.S. Cellular business (3)	24,572	—	15,592	2,252	6,728
Total	$27,372	$—	$18,392	$2,252	$6,728

2010
U.S. Cellular licenses	$10,501	$—	$10,501	$—	$—
TDS Telecom ILEC business	18,191	5,336	—	7,900	4,955
Total	$28,692	$5,336	$10,501	$7,900	$4,955

(1)       Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

(2)       No goodwill was amortizable for income tax purposes.

(3)       Includes only the acquired interest and does not include amounts attributable to U.S. Cellular’s pre-existing noncontrolling interest described above in this Note 5.

6.   Licenses and Goodwill

Changes in TDS’ licenses and goodwill for the six months ended June 30, 2011 and 2010 are presented below.

Licenses
	U.S. Cellular (1)	TDS Telecom	Total
(Dollars in thousands)

Balance December 31, 2010	$1,457,326	$2,800	$1,460,126
Acquisitions (2)	2,800	—	2,800
Balance June 30, 2011	$1,460,126	$2,800	$1,462,926

Balance December 31, 2009	$1,440,225	$2,800	$1,443,025
Acquisitions	10,501	—	10,501
Balance June 30, 2010	$1,450,726	$2,800	$1,453,526

Goodwill
	U.S. Cellular (1)	TDS Telecom (3)	Non-reportable Segment (4)	Total
(Dollars in thousands)

Assigned value at time of acquisition	$622,681	$465,312	$3,802	$1,091,795
Accumulated impairment losses in prior periods	(333,900)	(29,440)	—	(363,340)
Balance December 31, 2010	288,781	435,872	3,802	728,455
Acquisitions	—	—	—	—
Balance June 30, 2011	$288,781	$435,872	$3,802	$728,455

Assigned value at time of acquisition	$617,222	$450,156	$3,802	$1,071,180
Accumulated impairment losses in prior periods	(333,900)	(29,440)	—	(363,340)
Balance December 31, 2009	283,322	420,716	3,802	707,840
Acquisitions	—	5,336	—	5,336
Other (5)	5,459	—	—	5,459
Balance June 30, 2010	$288,781	$426,052	$3,802	$718,635

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

(2)       Does not include the acquired interest, the adjustment of the pre-existing noncontrolling interest or the classification of such amounts as Assets held for sale in the Consolidated Balance Sheet, all as described in Note 5 — Acquisitions, Divestitures and Exchanges.

(3)       The entire goodwill balance of $29.4 million at the TDS Telecom CLEC business segment was impaired in 2004.  The remaining goodwill balance at TDS Telecom is attributed to the ILEC business segment.

(4)       “Non-reportable segment” consists of goodwill related to Suttle-Straus.

(5)       Amount reclassified from Investments in unconsolidated entities to Goodwill in June 2010.

7.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $22.6 million and $26.0 million in the three months ended June 30, 2011 and 2010, respectively, and $42.0 million and $50.9 million in the six month-periods then ended, respectively; of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $14.1 and $16.6 million in the three months ended June 30, 2011 and 2010, respectively, and $27.1 million and $33.5 million in the six months ended June 30, 2011 and 2010, respectively.  TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(Dollars in thousands)
Revenues	$1,361,000	$1,212,000	$2,690,000	$2,430,000
Operating expenses	1,039,000	851,000	2,076,000	1,714,000
Operating income	322,000	361,000	614,000	716,000
Other income	1,000	12,000	—	20,000
Net income	$323,000	$373,000	$614,000	$736,000

8.   Debt

In May 2011, U.S. Cellular issued $342 million aggregate principal amount of unsecured 6.95% senior notes due May 2060.  Interest on the notes is payable quarterly.  U.S. Cellular may redeem the notes, in whole or in part, at any time on and after May 15, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.  Capitalized debt issuance costs totaled $11.2 million and will be amortized over the life of the notes.  Such issuance costs are included in Other assets and deferred charges (a long-term asset account) at June 30, 2011.

U.S. Cellular used substantially all of the net proceeds from the issuance of the 6.95% senior notes to redeem $330 million (the entire outstanding amount) of its unsecured 7.5% senior notes on June 20, 2011 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date.  This redemption required U.S. Cellular to write-off $8.2 million of previously capitalized debt issuance costs related to the 7.5% senior notes; the write-off was included in Interest expense in the Consolidated Statement of Operations for the period ended June 30, 2011.

In March 2011, TDS issued $300 million aggregate principal amount of unsecured 7% senior notes due March 2060.  Interest on the notes is payable quarterly.  TDS may redeem the notes, in whole or in part, at any time on or after March 15, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. Capitalized debt issuance costs totaled $9.9 million and will be amortized over the life of the notes.  Such issuance costs are included in Other assets and deferred charges (a long-term asset account) at June 30, 2011.

TDS used substantially all of the net proceeds from the issuance of the 7% senior notes to redeem $282.5 million of its unsecured 7.6% Series A notes on May 2, 2011 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date.  This represented the entire outstanding amount of the 7.6% Series A notes.  This redemption required TDS to write-off $7.2 million of previously capitalized debt issuance costs related to the 7.6% Series A notes, which was included in Interest expense in the Consolidated Statement of Operations for the period ended June 30, 2011.

9.   Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated July 6, 2011, the implementation of B/OSS  is expected to take until 2013 to complete and payments to Amdocs are estimated to be approximately $122 million (subject to certain potential adjustments). The $122 million will be paid in installments through the second half of 2013.  As of June 30, 2011, $13.8 million has been paid to Amdocs.

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

TDS has accrued $4.3 million and $7.8 million with respect to legal proceedings and unasserted claims as of June 30, 2011 and December 31, 2010, respectively. TDS has not accrued any amount for legal proceedings if it cannot estimate the amount of the possible loss or range of loss. TDS does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At June 30, 2011 and December 31, 2010, U.S. Cellular had accrued  $45.9 million and $71.3 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

10.   Variable Interest Entities (VIEs)

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

Consolidated VIEs

As of June 30, 2011, TDS consolidates the following VIEs under GAAP:

•         Aquinas Wireless;

•         King Street Wireless and King Street Wireless, Inc., the general partner of King Street Wireless;

•         Barat Wireless and Barat Wireless, Inc., the general partner of Barat Wireless; and

•         Carroll Wireless and Carroll PCS, Inc., the general partner of Carroll Wireless.

TDS holds a variable interest in the entities listed above. It has made capital contributions and/or advances to these entities. The power to direct the activities of the VIEs that most significantly impact their economic performance is shared. Specifically, the general partner of each of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a TDS subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of the VIEs is shared, TDS has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated. As of June 30, 2011, TDS’ capital contributions and advances made to these VIEs totaled $568.9 million.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30, 2011	December 31, 2010

(Dollars in thousands)
Assets
Cash	$6,605	$1,673
Other current assets	400	323
Licenses	487,962	487,962
Other assets and deferred charges	735	—
Property, plant and equipment	3,501	1,548
Total assets	$499,203	$491,506

Liabilities
Other current liabilities	$265	$95
Total liabilities	$265	$95

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

These VIEs are in the process of developing long-term business plans. These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2010.

11.  TDS and U.S. Cellular Share Repurchases

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

Share repurchases made under these authorizations were as follows:

Six Months Ended June 30,	Number of Shares	Average Cost Per Share	Amount
(Dollars and shares in thousands, except cost per share)
2011
U.S. Cellular Common Shares	1,276	$48.83	$62,308
TDS Common Shares	—	—	—
TDS Special Common Shares	748	28.73	21,500
2010
U.S. Cellular Common Shares	523	$40.97	$21,423
TDS Common Shares	—	—	—
TDS Special Common Shares	1,079	28.81	31,092

12.  Noncontrolling Interests

The following schedule discloses the effects of net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

(Dollars in thousands)
Net income attributable to TDS shareholders	$132,685	$88,701
Transfer (to) from the noncontrolling interests
Change in TDS’ Capital in excess of par value from U.S. Cellular’s issuance of U.S. Cellular shares	(8,405)	(4,697)
Change in TDS’ Capital in excess of par value from U.S. Cellular’s repurchase of U.S. Cellular shares	(7,734)	(334)
Net transfers (to) from noncontrolling interests	(16,139)	(5,031)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$116,546	$83,670

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

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2011, net of estimated liquidation costs, is $164.9 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at June 30, 2011 was $50.2 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

13.  Accumulated Other Comprehensive Income (Loss)

The changes in the cumulative balance of Accumulated other comprehensive income (loss) were as follows:

	Six Months Ended June 30,
	2011	2010
(Dollars in thousands)
Equity Method Investments
Balance, beginning of period	$390	$306
Add (deduct):
Net unrealized gain (loss) on equity investments	138	84
Net change in equity method investments	138	84
Balance, end of period	$528	$390

Retirement Plans
Balance, beginning of period	$(3,598)	$(3,016)
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(1,908)	(1,908)
Amortization of unrecognized net loss	960	1,079
	(948)	(829)
Deferred income taxes	1,046	316
Changes related to retirement plan	98	(513)
Balance, end of period	$(3,500)	$(3,529)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(3,208)	$(2,710)
Add (deduct):
Net unrealized gain (loss) on equity investments	138	84
Changes related to retirement plan	98	(513)
Balance, end of period	$(2,972)	$(3,139)

14.  Business Segment Information

Financial data for TDS’ business segments for the three month periods ended, or as of June 30, 2011 and 2010, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC.”

		TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
Three Months Ended or as of June 30, 2011	U.S. Cellular	ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$1,076,182	$156,006	$45,596	$(2,706)	$198,896	$9,530	$(4,968)	$1,279,640
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	396,415	49,839	23,029	(2,279)	70,589	7,290	(395)	473,899
Selling, general and administrative expense	426,172	42,597	16,087	(427)	58,257	1,675	(4,001)	482,103
Adjusted OIBDA (3)	253,595	63,570	6,480	—	70,050	565	(572)	323,638
Depreciation, amortization and accretion expense	148,283	38,404	5,439	—	43,843	475	2,150	194,751
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—
(Gain) loss on asset disposals, net	2,922	270	47	—	317	(1)	—	3,238
Operating income (loss)	102,390	24,896	994	—	25,890	91	(2,722)	125,649

Total assets	6,089,916	1,456,308	112,942	—	1,569,250	23,487	238,255	7,920,908
Capital expenditures	$162,107	$39,070	$6,218	$—	$45,288	$603	$3,250	$211,248

		TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
Three Months Ended or as of June 30, 2010	U.S. Cellular	ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$1,029,893	$154,258	$47,325	$(2,377)	$199,206	$8,713	$(5,593)	$1,232,219
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	375,507	49,302	24,495	(2,247)	71,550	6,456	(476)	453,037
Selling, general and administrative expense	445,177	44,167	15,978	(130)	60,015	1,620	(5,483)	501,329
Adjusted OIBDA (3)	209,209	60,789	6,852	—	67,641	637	366	277,853
Depreciation, amortization and accretion expense	144,455	36,847	6,302	—	43,149	516	2,138	190,258
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—
(Gain) loss on asset disposals, net	1,250	(228)	160	—	(68)	17	15	1,214
Operating income (loss)	63,504	24,170	390	—	24,560	104	(1,787)	86,381

Total assets	5,795,648	1,446,475	117,931	—	1,564,406	21,553	228,821	7,610,428
Capital expenditures	$133,490	$28,167	$5,404	$—	$33,571	$434	$3,833	$171,328

		TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
Six Months Ended or as of June 30, 2011	U.S. Cellular	ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$2,133,274	$311,822	$90,924	$(4,934)	$397,812	$18,145	$(10,910)	$2,538,321
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	808,378	97,523	45,501	(4,070)	138,954	14,111	(798)	960,645
Selling, general and administrative expense	868,176	80,790	31,735	(864)	111,661	3,307	(9,935)	973,209
Adjusted OIBDA (3)	456,720	133,509	13,688	—	147,197	727	(177)	604,467
Depreciation, amortization and accretion expense	293,328	77,751	10,929	—	88,680	949	4,312	387,269
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—
(Gain) loss on asset disposals, net	3,959	343	78	—	421	(1)	2	4,381
Operating income (loss)	159,433	55,415	2,681	—	58,096	(221)	(4,491)	212,817

Total assets	6,089,916	1,456,308	112,942	—	1,569,250	23,487	238,255	7,920,908
Capital expenditures	$258,040	$61,124	$10,452	$—	$71,576	$2,493	$6,602	$338,711

		TDS Telecom				Non- Reportable Segment (1)	Other Reconciling Items (2)	Total
Six Months Ended or as of June 30, 2010	U.S. Cellular	ILEC	CLEC	ILEC/CLEC Eliminations	TDS Telecom Total
(Dollars in thousands)
Operating revenues	$2,053,750	$304,414	$95,068	$(4,771)	$394,711	$18,855	$(12,662)	$2,454,654
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	743,726	95,794	48,987	(4,478)	140,303	14,489	(949)	897,569
Selling, general and administrative expense	874,782	85,904	31,516	(293)	117,127	3,316	(12,809)	982,416
Adjusted OIBDA (3)	435,242	122,716	14,565	—	137,281	1,050	1,096	574,669
Depreciation, amortization and accretion expense	287,688	73,905	12,667	—	86,572	1,049	4,338	379,647
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—
(Gain) loss on asset disposals, net	6,426	32	245	—	277	(76)	18	6,645
Operating income (loss)	141,128	48,779	1,653	—	50,432	77	(3,260)	188,377

Total assets	5,795,648	1,446,475	117,931	—	1,564,406	21,553	228,821	7,610,428
Capital expenditures	$255,004	$48,357	$8,590	$—	$56,947	$704	$5,295	$317,950

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

15.  Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

TDS
	Six Months Ended June 30,
	2011	2010

(Dollars and shares in thousands)
Common Shares withheld	—	—
Special Common Shares withheld (1)	5	—

Aggregate value of Common Shares withheld	$—	$—
Aggregate value of Special Common Shares withheld	167	—

Cash receipts upon exercise of stock options	$1,115	$845
Cash disbursements for payment of taxes (2)	(60)	—
Net cash receipts from exercise of stock options and vesting of other stock awards	$1,055	$845

U.S. Cellular
	Six Months Ended June 30,
	2011	2010

(Dollars and shares in thousands)
Common Shares withheld (1)	120	86

Aggregate value of Common Shares withheld	$5,940	$3,620

Cash receipts upon exercise of stock options	$4,764	$1,876
Cash disbursements for payment of taxes (2)	(3,500)	(1,732)
Net cash receipts from exercise of stock options and vesting of other stock awards	$1,264	$144

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

TDS declared and paid dividends of $24.3 million or $0.2350 per share during the six months ended June 30, 2011.  TDS declared and paid dividends of $23.7 million or $0.2250 per share in the six months ended June 30, 2010.

16.  Other Disclosures

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority. If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $35.1 million and $70.7 million for the three and six months ended June 30, 2011 and $41.8 million and $80.0 million for the three and six months ended June 30, 2010, respectively.  These revenues decreased primarily due to a decrease in Universal Service Fund contributions.

17.  Subsequent Events

On July 1, 2011, TDS acquired 100% of the outstanding shares of OneNeck IT Services Corporation (“OneNeck”) for $95.0 million in cash, not including working capital adjustments, which are expected to be determined during the third quarter of 2011. OneNeck is a provider of hosted application management and managed IT hosting services to middle market businesses. The acquisition of OneNeck is expected to complement the TDS’ existing hosted and managed services.  Because the acquisition occurred after June 30, 2011, OneNeck is not included in the consolidated financial statements for the periods presented.  Pro forma statements are not included since the impact of this acquisition on the TDS’ pro forma results, assuming the acquisition had occurred at the beginning of each period presented, would not be materially different from the results reported.

On August 7, 2011 the Board of Directors of TDS approved certain amendments to the TDS certificate of incorporation (“Charter Amendments”).  These include (a) a Share Consolidation Amendment to reclassify TDS Special Common Shares as TDS Common Shares on a one-for-one basis, (b) a Vote Amendment to fix the percentage voting power in matters other than the election of directors of the Series A Common Shares and of the Common Shares (including the Special Common Shares that will be reclassified as Common Shares) at the aggregate percentage voting power of the Series A Common Shares and Common Shares immediately prior to the effective time of the Share Consolidation Amendment; and (c) an Ancillary Amendment to eliminate obsolete and inoperative provisions relating to Tracking Stock which has never been issued and series of Preferred Shares that are no longer outstanding.  None of the Share Consolidation Amendment, the Vote Amendment or the Ancillary Amendment will be effected if any of the other Charter Amendments is not approved or effected.  The effectiveness of the Charter Amendments is subject to approval of the Charter Amendments by TDS shareholders and certain other conditions.  If approved and effected, each outstanding Special Common Share will be reclassified as one Common Share and the Special Common Shares will cease to exist and cease to be outstanding.  The increase in the par value due to the increased number of outstanding Common Shares will be offset by a decrease in the par value of the Special Common Shares that are reclassified.  Accordingly, there will be no change to the overall amount of shareholders’ equity or to any earnings per share calculation for any historical periods.  The Charter Amendments are more fully described in TDS’ Current Report on Form 8-K dated August 8, 2011 and in a Preliminary Proxy Statement that is being filed with respect to the Charter Amendments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services in 36 states to approximately 6.0 million wireless customers and 1.1 million wireline equivalent access lines at June 30, 2011. TDS conducts substantially all of its wireless operations through its 84%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), and provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) operations under its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its majority‑owned subsidiary, Suttle-Straus, Inc. which represents a small portion of TDS’ operations.

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

U.S. Cellular

U.S. Cellular provides wireless telecommunications services to approximately 6.0 million customers in five geographic market areas in 26 states. As of June 30, 2011, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.7%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

Financial and operating highlights in the six months ended June 30, 2011 included the following:

•      Total customers were 5,968,000 at June 30, 2011, including 5,644,000 retail customers.

•      On October 1, 2010, U.S. Cellular launched The Belief Project which introduced several innovative service offerings including no contract after the first contract; simplified national rate plans; a loyalty rewards program; overage protection, caps and forgiveness; a phone replacement program; and discounts for paperless billing and automatic payment. As of June 30, 2011, 2.3 million new and existing customers had subscribed to the new Belief Plans, up from 1.8 million as of March 31, 2011.

•      Retail customer net losses were 89,000 in 2011 compared to net additions of 31,000 in 2010.  In the postpaid category, there was a net loss of 63,000 in 2011 compared to a net loss of 31,000 in 2010. Prepaid net losses were 26,000 in 2011 compared to net additions of 62,000 in 2010.

•      Postpaid customers comprised approximately 95% of U.S. Cellular’s retail customers as of June 30, 2011. The postpaid churn rate remained flat at 1.4% in both 2011 and 2010.

•      Postpaid customers on smartphone service plans increased to 23% as of June 30, 2011 compared to 10% as of June 30, 2010. Smartphones represented 41% of all devices sold in 2011 compared to 16% in 2010.

•      Service revenues of $1,987.1 million increased $49.6 million year-over-year, primarily due to increases in inbound roaming revenues and eligible telecommunications carrier (“ETC”) revenues.

•      Additions to Property, plant and equipment totaled $258.0 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 5% year-over-year to 7,770.

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

•         On May 9, 2011, U.S. Cellular paid $24.6 million in cash to purchase the remaining ownership interest in a wireless business in which it previously held a noncontrolling interest.  In connection with this transaction, U.S. Cellular recognized a gain of $13.4 million.  See Note 5 — Acquisitions, Divestitures and Exchanges for additional details.

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

-     A shift in the mix of new customer additions in the wireless industry from postpaid to prepaid customers;

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

-     Potential increases in prepaid customers, who generally generate lower average monthly service revenue per customer, as a percentage of U.S. Cellular’s customer base, in response to changes in customer preferences and industry dynamics;

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

-     Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission, including uncertainty relating to future eligible telecommunications carrier (“ETC”) funding from the universal service fund (“USF”);

-     The FCC’s adoption of mandatory roaming rules which will be of assistance in the negotiation of data roaming agreements with other wireless operators in the future; and

-     Exclusive arrangements between manufacturers of wireless devices and other carriers that restrict U.S. Cellular’s access to devices desired by customers.

See “Results of Operations—Wireless.”

2011 Wireless Estimates

U.S. Cellular’s current estimates of full-year 2011 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended June 30, 2011. Such forward‑looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	Current Estimates	Previous Estimates (1)
Service revenues	$4,000-$4,100 million	Unchanged
Operating income (2)(3)	$210-$285 million	$185-$285 million
Depreciation, amortization and accretion expenses, and losses on asset disposals and impairment of assets (2)	Approx. $590 million	Unchanged
Adjusted OIBDA (3)(4)	$800-$875 million	$775-$875 million
Capital expenditures (3)	$750-$800 million	Unchanged

(1)     The 2011 Estimated Results as disclosed in TDS’ Quarterly Report on Form 10-Q for the period ended March 31, 2011.

(2)     The 2011 Estimated Results do not include any estimate for losses on impairment of assets since these cannot be predicted.

(3)     This guidance is based on U.S. Cellular’s current plans, which include a multi-year deployment of LTE technology commencing in 2011. As customer demand for data services increases, and competitive conditions in the wireless industry evolve, such as the rate of deployment of LTE technology by other carriers, the timing of U.S. Cellular’s deployment of LTE and the timing of other capital expenditures could change. These factors could affect U.S. Cellular’s estimated capital expenditures and operating expenses in 2011.

(4)     Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any). This measure also may be commonly referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

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

Financial and operating highlights in the six months ended June 30, 2011 included the following:

•         Overall equivalent access lines served by TDS Telecom as of June 30, 2011 decreased 3% to 1,093,300 compared to June 30, 2010. Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is an individual circuit connecting a customer to a telephone company’s central office facilities. Each digital subscriber line (“DSL”) is treated as an equivalent access line in addition to a voice line that may operate on the same copper loop.

•         Operating revenues grew 1% to $397.8 million compared to 2010 primarily due to an increase in revenues from hosted and managed services and increased ILEC data customers, partially offset by lower revenues due to a decline in ILEC and CLEC physical access lines.

•         Operating expenses decreased 1% to $339.7 million compared to 2010 primarily due to lower network costs, discrete items including an asset loss in 2010 and the related insurance proceeds received in 2011, the refund of certain prior year regulatory contributions and the settlement of a legal dispute, offset by an increase in operating expenses due to hosted and managed services.

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

-       Uncertainty related to various rulemaking proceedings currently underway at the FCC, including uncertainty relating to future funding from the USF;

-       Continued increases in competition from wireless and other wireline providers (other CLECs and cable providers) and technologies such as Voice over Internet Protocol (“VoIP”), and emerging fourth generation technologies such as LTE and WiMax; and

-       Continued uncertainty related to current economic conditions and the challenging business environment.

See “Results of Operations—Wireline.”

2011 Wireline Estimates

TDS Telecom’s current estimates of full-year 2011 results are shown below.  Such forward-looking statements should not be assumed to be accurate as of any future date.  Such estimates represent TDS Telecom’s view as of the filing date of TDS’ Form 10-Q for the quarterly period ended June 30, 2011.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

	Current Estimates	Previous Estimates (1)
ILEC and CLEC Operations:
Operating revenues	$800-$830 million	$780-$810 million
Operating income (2)	$85-$115 million	$75-$105 million
Depreciation, amortization and accretion expenses and losses on asset disposals (2)	Approx. $185 million	Unchanged
Adjusted OIBDA (3)	$270-$300 million	$260-$290 million
Capital expenditures (4)	$175-$200 million	Unchanged

(1)     The 2011 Estimated Results as disclosed in TDS’ Quarterly Report on Form 10-Q for the period ended March 31, 2011.

(2)     The 2011 Estimated Results do not include an estimate for losses on impairment of assets since these cannot be predicted.

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

Cash Flows and Investments

TDS and its subsidiaries had cash and cash equivalents totaling $584.4 million; short-term investments in the form of U.S. treasury securities, corporate notes and certificates of deposit aggregating $270.9 million; long-term investments in the form of U.S. treasury securities and corporate notes of $90.9 million; and borrowing capacity under their revolving credit facilities of $699.6 million as of June 30, 2011.  Also, during the six months ended June 30, 2011, TDS and its subsidiaries generated $537.7 million of cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial liquidity and financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

In May 2011, U.S. Cellular issued $342 million of 6.95% senior notes due 2060.  The net proceeds of such offering were used to redeem $330 million of U.S. Cellular’s 7.5% senior notes due 2034 in June 2011, which represents the entire outstanding amount of such notes.  The redemption price of the 7.5% senior notes is equal to 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon until the redemption date.

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

RESULTS OF OPERATIONS — CONSOLIDATED

Six Months Ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$2,133,274	$2,053,750	$79,524	4%
TDS Telecom	397,812	394,711	3,101	1%
All other (1)	7,235	6,193	1,042	17%
Total operating revenues	2,538,321	2,454,654	83,667	3%
Operating expenses
U.S. Cellular	1,973,841	1,912,622	61,219	3%
TDS Telecom	339,716	344,279	(4,563)	(1)%
All other (1)	11,947	9,376	2,571	27%
Total operating expenses	2,325,504	2,266,277	59,227	3%
Operating income (loss)
U.S. Cellular	159,433	141,128	18,305	13%
TDS Telecom	58,096	50,432	7,664	15%
All other (1)	(4,712)	(3,183)	(1,529)	(48)%
Total operating income	212,817	188,377	24,440	13%
Other income and (expenses)
Equity in earnings of unconsolidated entities	41,978	50,900	(8,922)	(18)%
Interest and dividend income	4,717	5,115	(398)	(8)%
Gain on investment	13,373	—	13,373	N/M
Interest expense	(73,516)	(58,223)	(15,293)	(26)%
Other, net	1,386	(2,119)	3,505	>(100)%
Total investment and other income (expense)	(12,062)	(4,327)	(7,735)	>100%

Income before income taxes	200,755	184,050	16,705	9%
Income tax expense	39,833	69,392	(29,559)	(43)%

Net income	160,922	114,658	46,264	40%
Less: Net income attributable to noncontrolling interests, net of tax	(28,237)	(25,957)	(2,280)	(9)%
Net income attributable to TDS shareholders	132,685	88,701	43,984	50%
Preferred dividend requirement	(25)	(25)	—	—
Net income available to common shareholders	$132,660	$88,676	$43,984	50%

Basic earnings per share attributable to TDS shareholders	$1.28	$0.84	$0.44	52%
Diluted earnings per share attributable to TDS shareholders	$1.27	$0.83	$0.44	53%

N/M — Not meaningful

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

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $27.1 million and $33.5 million to Equity in earnings from unconsolidated entities in 2011 and 2010, respectively.

Gain on investment

Included in Gain on investment is a $13.4 million gain from the adjustment of a pre-existing noncontrolling interest for which U.S. Cellular purchased the remaining interest in May 2011, as more fully described in Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements.

Interest expense

The 2011 increase in interest expense was primarily the result of recognizing in the Consolidated Statement of Operations $15.4 million of previously capitalized debt issuance costs related to senior notes redeemed in May and June 2011, as described more fully in Note 8 — Debt.

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

	Six Months Ended June 30,
	2011	2010

(Dollars in thousands)
Net income attributable to U.S. Cellular noncontrolling interests, net of tax
Noncontrolling public shareholders’	$(18,023)	$(15,942)
Noncontrolling shareholders’ or partners’	(10,214)	(10,015)
	$(28,237)	$(25,957)

RESULTS OF OPERATIONS — WIRELESS

TDS provides wireless telephone service through U.S. Cellular, an 84%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of June 30, (1)	2011	2010
Total market population of consolidated operating markets (2)	46,888,000	46,546,000
Customers (3)	5,968,000	6,144,000
Market penetration (2)	12.7%	13.2%
Total full-time equivalent employees (4)	8,778	8,882
Cell sites in service	7,770	7,416
Smartphone penetration (9)(10)	23.0%	10.1%

For the Six Months Ended June 30, (5)	2011	2010
Gross customer additions	550,000	707,000

Net postpaid customer additions (losses)	(63,000)	(31,000)
Net prepaid customer additions (losses)	(26,000)	62,000
Net retail customer additions (losses) (6)	(89,000)	31,000
Net customer additions (losses) (6)	(109,000)	3,000
Postpaid churn rate (8)	1.4%	1.4%
Total ARPU (7)	$55.01	$52.57
Billed ARPU (7)	$47.98	$46.91
Postpaid ARPU (7)	$51.54	$50.63
Smartphones sold as a percent of total devices sold (9)	41.0%	16.2%

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

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 91,204,000 and 6.5%, and 90,468,000 and 6.8%, as of June 30, 2011 and 2010, respectively.

(3)     U.S. Cellular’s customer base consists of the following types of customers:

	June 30,
	2011	2010
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,356,000	5,451,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	288,000	324,000
Total retail customers	5,644,000	5,775,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	324,000	369,000
Total customers	5,968,000	6,144,000

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

(7)      Management uses these measurements to assess the amount of revenue that U.S. Cellular generates each month on a per customer basis:

Total ARPU — Average monthly service revenue per customer includes retail service, inbound roaming and other service revenues and is calculated by dividing total service revenues by the number of months in the period and by the average total customers during the period.  The average total customers during the six months ended June 30, 2011 and 2010 were 6,021,000 and 6,143,000, respectively.

Billed ARPU — Average monthly billed revenue per customer is calculated by dividing total retail service revenues by the number of months in the period and by the average total customers during the period.  Retail service revenues include revenues attributable to postpaid, prepaid and reseller customers. The average total customers during the six months ended June 30, 2011 and 2010 were 6,021,000 and 6,143,000, respectively.

Postpaid ARPU — Average monthly revenue per postpaid customer is calculated by dividing total retail service revenues from postpaid customers by the number of months in the period and by the average postpaid customers during the period.  The average postpaid customers during the six months ended June 30, 2011 and 2010 were 5,387,000 and 5,468,000, respectively.

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

(8)      Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month. This amount represents the average postpaid churn rate for the six months of the respective year.

(9)      Smartphones represent wireless devices which run on a Blackberry®, Windows Mobile, or Android operating system.

(10)  Smartphone penetration is calculated by dividing postpaid customers on smartphone service plans by total postpaid customers.

Components of Operating Income

Six Months Ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Retail service	$1,733,232	$1,728,875	$4,357	—
Inbound roaming	147,146	112,844	34,302	30%
Other	106,765	95,865	10,900	11%
Service revenues	1,987,143	1,937,584	49,559	3%
Equipment sales	146,131	116,166	29,965	26%
Total operating revenues	2,133,274	2,053,750	79,524	4%

System operations (excluding Depreciation, amortization and accretion reported below)	445,404	420,656	24,748	6%
Cost of equipment sold	362,974	323,070	39,904	12%
Selling, general and administrative	868,176	874,782	(6,606)	(1)%
Depreciation, amortization and accretion	293,328	287,688	5,640	2%
Loss on asset disposals, net	3,959	6,426	(2,467)	(38)%
Total operating expenses	1,973,841	1,912,622	61,219	3%
Operating income	$159,433	$141,128	$18,305	13%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value‑added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third-party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming, including long-distance roaming (“inbound roaming”); and (iii) amounts received from the Federal USF.

Retail service revenues

Retail service revenues remained relatively flat in 2011 compared to 2010 as the impact of an increase in billed ARPU was mostly offset by a decrease in U.S. Cellular’s average customer base.

Billed ARPU increased to $47.98 in 2011 from $46.91 in 2010. This overall increase reflects an increase in Postpaid ARPU from $50.63 in 2010 to $51.54 in 2011, reflecting increases in revenues from data products and services.

The average number of customers decreased to 6,021,000 in 2011 from 6,143,000 in 2010, driven by reductions in postpaid and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

Inbound roaming revenues

Inbound roaming revenues increased by $34.3 million, or 30%, in 2011 compared to 2010. The growth in revenue was driven primarily by an increase in revenues from data roaming.

Other revenues

Other revenues increased by $10.9 million, or 11%, primarily due to an increase in ETC revenues. ETC revenues recorded in 2011 were $77.9 million compared to $69.8 million in 2010, due to increases in ETC eligible areas.

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

The increase in 2011 equipment sales revenues was driven by an increase of 38% in average revenue per device sold, partially offset by a decline of 6% in total devices sold. Average revenue per device sold increased due to a shift in the mix of units sold to higher priced smartphones.

Total operating revenues – Loyalty reward program impact

U.S. Cellular follows the deferred revenue method of accounting for its loyalty reward program, which launched on October 1, 2010. Under this method, revenue allocated to loyalty reward points is deferred and recognized at the time the loyalty reward points are used or redeemed.  The deferred revenue related to the loyalty reward program is included in Customer deposits and deferred revenues (a current liability account) in the Consolidated Balance Sheet.  For the six months ended June 30, 2011, deferred revenues related to the loyalty reward program increased $16.3 million, from $7.1  million at December 31, 2010 to $23.4 million at June 30, 2011.  This net change for the period is comprised of deferred revenues of $19.2 million related to loyalty reward points awarded to customers, offset by a decrease of  $2.9  million attributable to loyalty rewards points redeemed or used.  Equipment sales revenues of $1.8  million and Retail service revenues of $1.1 million were recognized in the six  months ended June 30, 2011 related to redemption or usage of loyalty reward points.  Since this program was introduced on October 1, 2010 in conjunction with The Belief Project, it had no impact on financial results for the six months ended June 30, 2010.

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

Key components of the overall increase in System operations expenses were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $18.8 million, or 19%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

•         Maintenance, utility and cell site expenses increased $8.2 million, or 5%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,770 at June 30, 2011 and 7,416 at June 30, 2010, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets. The increases in expenses were also due to an increase in software maintenance costs to support rapidly growing data needs.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage.

Cost of equipment sold

Cost of equipment sold increased by $39.9 million, or 12%, in 2011 compared to 2010. The increase was driven by an 18% increase in the average cost per device sold, which reflected a shift in the mix of units sold to higher priced smartphones. The impact of higher average cost per unit sold was partially offset by a decline in total wireless devices sold of 6%.

U.S. Cellular’s loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $216.8 million and $206.9 million for 2011 and 2010, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices such as smartphones and tablets to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers.

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

Key components of the net decrease in Selling, general and administrative expenses in 2011 were as follows:

•         General and administrative expenses decreased $7.0 million, or 1%, due to reductions in USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above) and reduced bad debts expense. These decreases were partially offset by higher customer service expenses to support the more complex devices currently being sold, higher expenses associated with various phone-related retention programs and higher consulting expenses related to strategic initiatives.

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

RESULTS OF OPERATIONS — WIRELINE

TDS Telecom served 1,093,300 equivalent access lines at June 30, 2011, a net decrease of 29,000 lines from the 1,122,300 equivalent access lines served at June 30, 2010.

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

Acquisitions consist of two hosted managed services companies that provide collocation, dedicated hosting, Internet and virtual computing services purchased in 2010.  The operations of these companies are included in the ILEC operations.

The following table summarizes operating data for TDS Telecom’s ILEC and CLEC operations:

As of June 30,	2011	2010	Change
ILEC
Equivalent access lines	764,600	779,200	(14,600)
Physical access lines	496,300	525,000	(28,700)
High-speed data customers	235,600	223,200	12,400
ManagedIP stations	5,100	2,700	2,400
Long-distance customers	373,200	369,100	4,100

CLEC
Equivalent access lines	328,700	343,100	(14,400)
High-speed data customers	31,500	35,000	(3,500)
ManagedIP stations	30,200	17,000	13,200

TDS Telecom

Components of Operating Income

Six months ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Operating revenues
ILEC revenues	$311,822	$304,414	$7,408	2%
CLEC revenues	90,924	95,068	(4,144)	(4)%
Intra-company elimination	(4,934)	(4,771)	(163)	(3)%
TDS Telecom operating revenues	397,812	394,711	3,101	1%

Operating expenses
ILEC expenses	256,407	255,635	772	—
CLEC expenses	88,243	93,415	(5,172)	(6)%
Intra-company elimination	(4,934)	(4,771)	(163)	(3)%
TDS Telecom operating expenses	339,716	344,279	(4,563)	(1)%

TDS Telecom operating income	$58,096	$50,432	$7,664	15%

ILEC Operations

Components of Operating Income

Six months ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Voice revenues	$86,086	$90,296	$(4,210)	(5)%
Data revenues	73,150	60,291	12,859	21%
Network access revenues	132,492	134,893	(2,401)	(2)%
Miscellaneous revenues	20,094	18,934	1,160	6%
Total operating revenues	311,822	304,414	7,408	2%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	97,523	95,794	1,729	2%
Selling, general and administrative expenses	80,790	85,904	(5,114)	(6)%
Depreciation, amortization and accretion	77,751	73,905	3,846	5%
Loss on asset disposals, net	343	32	311	>100%
Total operating expenses	256,407	255,635	772	—

Total operating income	$55,415	$48,779	$6,636	14%

Operating Revenues

Voice revenues (charges for providing local telephone exchange and long-distance services).

The decrease in Voice revenues in 2011 was primarily due to a 5% decline in average physical access lines in service which negatively impacted  revenues by $3.9 million.

Data revenues (charges for providing Internet, hosted and managed services and other data related services).

Hosted and managed services revenues increased Data revenues $9.2 million in 2011.  Hosted and managed services comprised 17% of Data revenues for the six months ended June 30, 2011. Growth in average high-speed data customers of 7% increased revenues $3.4 million.

Network access revenues (compensation from other telecommunication carriers for carrying long-distance traffic on TDS Telecom’s local telephone network and for local interconnection).

Network access revenues decreased $2.0 million due to an 8% decline in intra-state minutes of use and $1.1 million due to declines in revenues received through inter-state regulatory recovery mechanisms.  Partially offsetting these decreases were $1.2 million of increases in revenues received from changes in participation in state Universal Service Funding programs.

Miscellaneous revenues (charges for providing terrestrial video and selling direct broadcast satellite service and leasing, selling, installing and maintaining customer premise equipment as well as for other miscellaneous services).

Miscellaneous revenues increased $2.0 million due to increases in satellite TV and terrestrial video subscribers and changes in promotions.  A $1.2 million decrease in business sales partially offset this increase.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Hosted and managed services increased cost of services and products $3.2 million in 2011.  Partially offsetting this increase was $2.8 million of reduced network costs primarily resulting from improved circuit infrastructure and traffic routing.

Selling, general and administrative expenses

Discrete items including an asset loss recorded in 2010 and the related insurance proceeds received in 2011, the refund of certain prior year regulatory contributions and the settlement of a legal dispute reduced Selling, general and administrative expenses $6.9 million in 2011.  Partially offsetting this decrease was an increase in hosted and managed services which increased Selling, general and administrative expenses $3.5 million in 2011.

Depreciation, amortization and accretion expense

Hosted and managed services increased Depreciation, amortization and accretion expense $3.4 million in 2011.

CLEC Operations

Components of Operating Income

Six months ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Retail revenues	$81,617	$85,154	$(3,537)	(4)%
Wholesale revenues	9,307	9,914	(607)	(6)%
Total operating revenues	90,924	95,068	(4,144)	(4)%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	45,501	48,987	(3,486)	(7)%
Selling, general and administrative expenses	31,735	31,516	219	1%
Depreciation, amortization and accretion	10,929	12,667	(1,738)	(14)%
Loss on asset disposals, net	78	245	(167)	(68)%
Total operating expenses	88,243	93,415	(5,172)	(6)%

Total operating income	$2,681	$1,653	$1,028	62%

Operating Revenues

Retail revenues (charges to CLEC customers for the provision of direct telecommunication services).

Average CLEC equivalent access lines in service decreased 5% from 2010, decreasing retail revenues $3.8 million.  Residential equivalent access lines decreased 24% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial customer base.  Average commercial equivalent access lines remained flat from 2010 to 2011, however, an increase in average revenue per commercial customer resulted in slightly higher commercial revenues in 2011.

Wholesale revenues (charges to other carriers for utilizing TDS Telecom’s network infrastructure).

The decline in wholesale revenues in 2011 was primarily driven by a 10% reduction in minutes of use.

Operating Expenses

Cost of services and products (excluding  Depreciation, amortization and accretion)

Cost of services and products decreased in 2011 due to a $4.3 million reduction in purchased network services, primarily caused by the decrease in the residential customer base.

Selling, general and administrative expenses

Selling, general and administrative expenses were relatively unchanged in 2011.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased in 2011 primarily due to accelerated depreciation recorded in 2010 on certain equipment due to technological obsolescence as well as certain assets becoming fully depreciated in 2011.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

RESULTS OF OPERATIONS — CONSOLIDATED

Three Months Ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,076,182	$1,029,893	$46,289	4%
TDS Telecom	198,896	199,206	(310)	—
All other (1)	4,562	3,120	1,442	46%
Total operating revenues	1,279,640	1,232,219	47,421	4%
Operating expenses
U.S. Cellular	973,792	966,389	7,403	1%
TDS Telecom	173,006	174,646	(1,640)	(1)%
All other (1)	7,193	4,803	2,390	50%
Total operating expenses	1,153,991	1,145,838	8,153	1%
Operating income (loss)
U.S. Cellular	102,390	63,504	38,886	61%
TDS Telecom	25,890	24,560	1,330	5%
All other (1)	(2,631)	(1,683)	(948)	(56)%
Total operating income	125,649	86,381	39,268	45%
Other income and (expenses)
Equity in earnings of unconsolidated entities	22,590	25,997	(3,407)	(13)%
Interest and dividend income	2,093	2,674	(581)	(22)%
Gain on investment	13,373	—	13,373	N/M
Interest expense	(45,417)	(29,265)	(16,152)	(55)%
Other, net	1,306	(1,929)	3,235	>100%
Total investment and other income (expense)	(6,055)	(2,523)	(3,532)	>(100)%

Income before income taxes	119,594	83,858	35,736	43%
Income tax expense	10,916	31,469	(20,553)	(65)%

Net income	108,678	52,389	56,289	>100%
Less: Net income attributable to noncontrolling interests, net of tax	(17,615)	(12,102)	(5,513)	(46)%
Net income attributable to TDS shareholders	91,063	40,287	50,776	>100%
Preferred dividend requirement	(12)	(12)	—	—
Net income available to common shareholders	$91,051	$40,275	$50,776	>100%

Basic earnings per share attributable to TDS shareholders	$0.88	$0.38	$0.50	>100%
Diluted earnings per share attributable to TDS shareholders	$0.87	$0.38	$0.49	>100%

N/M – Not meaningful

(1)     Consists of non-reportable segment, corporate operations and intercompany eliminations.

Operating Revenues and Expenses

See “Results of Operations — Wireless” and “Results of Operations — Wireline” below for factors that affected consolidated Operating Revenues and Expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the LA Partnership contributed $14.1 million and $16.6 million to Equity in earnings from unconsolidated entities in 2011 and 2010, respectively.

Gain on investment

Included in Gain on investment is a $13.4 million gain from the adjustment of a pre-existing noncontrolling interest for which U.S. Cellular purchased the remaining interest in May 2011, as more fully described in Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements.

Interest expense

The 2011 increase in interest expense was primarily the result of recognizing in the Consolidated Statement of Operations $15.4 million of previously capitalized debt issuance costs related to senior notes redeemed in May and June 2011 as more fully described in Note 8 — Debt.

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

	Three Months Ended June 30,
	2011	2010
(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular
Noncontrolling public shareholders’	$(12,213)	$(7,334)
Noncontrolling shareholders’ or partners’	(5,402)	(4,768)
	$(17,615)	$(12,102)

RESULTS OF OPERATIONS — WIRELESS

Three Months Ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Retail service	$868,630	$863,836	$4,794	1%
Inbound roaming	82,760	60,902	21,858	36%
Other	50,640	47,838	2,802	6%
Service revenues	1,002,030	972,576	29,454	3%
Equipment sales	74,152	57,317	16,835	29%
Total operating revenues	1,076,182	1,029,893	46,289	4%

System operations (excluding Depreciation, amortization and accretion reported below)	227,801	213,542	14,259	7%
Cost of equipment sold	168,614	161,965	6,649	4%
Selling, general and administrative	426,172	445,177	(19,005)	(4)%
Depreciation, amortization and accretion	148,283	144,455	3,828	3%
Loss on asset disposals, net	2,922	1,250	1,672	>100%
Total operating expenses	973,792	966,389	7,403	1%
Operating income	$102,390	$63,504	$38,886	61%

Operating Revenues

Retail service revenues

Retail service revenues increased $4.8 million or 1% in 2011 compared to 2010 as the impact of an increase in billed ARPU was mostly offset by a decrease in U.S. Cellular’s average customer base

•         Average monthly retail service revenue per customer increased to $48.27 in 2011 compared to $46.81 in 2010. The net increase resulted primarily from growth in revenues from data products and services.

•         The average number of customers decreased to 5,998,000 in 2011 from 6,151,000 in 2010, driven by reductions in postpaid, prepaid, and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects of service plan offerings.

Inbound roaming revenues

Inbound roaming revenues increased by $21.9 million, or 36% in 2011 compared to 2010. The growth in revenue was driven primarily by an increase in revenues from data roaming.

Equipment sales revenues

The increase in 2011 Equipment sales revenues was driven by a  47% increase in average revenue per handset sold due to a shift in mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones. This was partially offset by a 9% decline in the total number of handsets sold.

Total operating revenues – Loyalty reward program impact

For the three months ended June 30, 2011, deferred revenues related to the loyalty reward program increased $8.7 million, from $14.7 million at March 31, 2011 to $23.4 million at June 30, 2011.  This net change for the period is comprised of deferred revenues of $10.5 million related to loyalty reward points awarded to customers, offset by a decrease of  $1.8 million attributable to loyalty rewards points redeemed or used.  Equipment sales revenues of $1.1 million and Retail service revenues of $0.7 million were recognized in the three months ended June 30, 2011 related to redemption or usage of loyalty reward points.  Since this program was introduced on October 1, 2010 in conjunction with The Belief Project, it had no impact on financial results for the three months ended June 30, 2010.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in System operations expenses were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $10.1 million, or 21%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

•         Maintenance, utility and cell site expenses increased $6.0 million, or 7%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,770 at June 30, 2011 and 7,416 at June 30, 2010, as U.S. Cellular continued to grow by expanding and enhancing coverage in its existing markets. The increases in expenses were also due to an increase in software maintenance costs to support rapidly growing data needs.

Cost of equipment sold

Cost of equipment sold increased slightly in 2011 compared to 2010 due primarily to a shift in the mix of handsets purchased by customers to handsets with expanded capabilities, such as smartphones, which resulted in an increase of 10% in average cost per handset sold. This increase was offset by a 9% decrease in the total number of handsets sold.

Selling, general and administrative expenses

Key components of the net decrease in Selling, general and administrative expenses were as follows:

•         General and administrative expenses decreased $10.8 million, or 4% due to reductions in USF contributions (most of the USF contribution expenses are offset by revenues for amounts passed through to customers as discussed above) and reduced bad debts expense. These decreases were partially offset by higher customer service expenses to support the more complex devices currently being sold, higher expenses associated with various phone-related retention programs and higher consulting expenses related to strategic initiatives.

•         Selling and marketing expenses decreased $8.2 million, or 4%. This was driven primarily by lower commissions expense due to fewer transactions.

RESULTS OF OPERATIONS — WIRELINE

TDS Telecom

Components of Operating Income

Three months ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)

Operating revenues
ILEC revenues	$156,006	$154,258	$1,748	1%
CLEC revenues	45,596	47,325	(1,729)	(4)%
Intra-company elimination	(2,706)	(2,377)	(329)	(14)%
TDS Telecom operating revenues	198,896	199,206	(310)	—

Operating expenses
ILEC expenses	131,110	130,088	1,022	1%
CLEC expenses	44,602	46,935	(2,333)	(5)%
Intra-company elimination	(2,706)	(2,377)	(329)	(14)%
TDS Telecom operating expenses	173,006	174,646	(1,640)	(1)%

TDS Telecom operating income	$25,890	$24,560	$1,330	5%

ILEC Operations

Components of Operating Income

Three months ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)

Voice revenues	$42,916	$45,738	$(2,822)	(6)%
Data revenues	36,998	31,993	5,005	16%
Network access revenues	66,320	66,951	(631)	(1)%
Miscellaneous revenues	9,772	9,576	196	2%
Total operating revenues	156,006	154,258	1,748	1%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	49,839	49,302	537	1%
Selling, general and administrative expenses	42,597	44,167	(1,570)	(4)%
Depreciation, amortization and accretion	38,404	36,847	1,557	4%
Loss on asset disposals, net	270	(228)	498	>(100)%
Total operating expenses	131,110	130,088	1,022	1%

Total operating income	$24,896	$24,170	$726	3%

Operating Revenues

Voice revenues

The decrease in Voice revenues in 2011 was primarily due to a 5% decline in average physical access lines in service which negatively impacted revenues $2.0 million.

Data revenues

Hosted and managed services revenues increased Data revenues $3.4 million in 2011.   Growth of 6% in average high-speed data customers increased revenues $1.5 million.

Network access revenues

Network access revenues decreased primarily due to an 9% decrease in intra-state minutes of use.  Revenues received from changes in participation in state Universal Service Funding programs partially offset the decrease.

Miscellaneous revenues

Miscellaneous revenues increased primarily due to increases in satellite and video revenues.  These increases were partially offset by decreased business sales.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Reduced network costs resulting from improved circuit infrastructure and traffic routing decreased Cost of services and products $1.5 million in 2011.  Hosted and managed services increased Cost of services and products $1.2 million in 2011.

Selling, general and administrative expenses

Hosted and managed services increased Selling, general and administrative expenses $1.2 million in 2011.  A discrete item recorded in 2010 for an asset loss decreased expense $1.7 million in 2011.

Depreciation, amortization and accretion expense

Hosted and managed services increased Depreciation, amortization and accretion expense $1.4 million in 2011.

CLEC Operations

Components of Operating Income

Three months ended June 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)

Retail revenues	$40,793	$42,487	$(1,694)	(4)%
Wholesale revenues	4,803	4,838	(35)	(1)%
Total operating revenues	45,596	47,325	(1,729)	(4)%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	23,029	24,495	(1,466)	(6)%
Selling, general and administrative expenses	16,087	15,978	109	1%
Depreciation, amortization and accretion	5,439	6,302	(863)	(14)%
Loss on asset disposals, net	47	160	(113)	(71)%
Total operating expenses	44,602	46,935	(2,333)	(5)%

Total operating income	$994	$390	$604	>100%

Operating Revenues

Retail revenues

Average residential access lines in service decreased 24% in 2011 decreasing retail revenues $1.7 million.

Wholesale revenues

A decrease in revenues from decreased minutes of use was largely offset by an increase in special access revenues.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

The decrease in Cost of services and products in 2011 was caused by the reduction of purchased network services primarily a result of the declining residential customer base.

Selling, general and administrative expenses

Selling, general and administrative expenses remained relatively flat from 2010 to 2011.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased in 2011 primarily due to accelerated depreciation recorded in 2010 on certain equipment due to technological obsolescence as well as certain assets becoming fully depreciated in 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on TDS’ financial condition or results of operations.  See Note 1 —  Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. TDS utilizes cash from its operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities, long-term debt financing and cash on hand to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS’ cash flow activities in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

	2011	2010

(Dollars in thousands)
Cash flows from (used in):
Operating activities	$537,663	$502,346
Investing activities	(219,664)	(714,074)
Financing activities	(96,010)	(80,787)
Cash classified as held for sale	(5,687)	—
Net increase (decrease) in cash and cash equivalents	$216,302	$(292,515)

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing operating activities. TDS believes this measure provides useful information to investors regarding TDS’ financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on Cash flows from operating activities:

	2011	2010

(Dollars in thousands)
Operating income	$212,817	$188,377
Non-cash items
Depreciation, amortization and accretion	387,269	379,647
Loss on impairment of intangible assets	—	—
Loss on asset disposals, net	4,381	6,645
Adjusted OIBDA (1)	$604,467	$574,669

(1)     Adjusted OIBDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any).  This measure also may be commonly referred to by management as operating cash flow.  This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows. See Note 14 — Business Segment Information in the Notes to Consolidated Financial Statements.  Adjusted OIBDA excludes the net gain or loss on asset disposals and loss on impairment of assets (if any) in order to show operating results on a more comparable basis from period to period.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.

Cash flows from operating activities in 2011 were $537.7 million, an increase of $35.3 million from 2010. Significant changes included the following:

•         Adjusted OIBDA, as shown in the table above, increased by $29.8 million primarily due to an increase in U.S. Cellular operating income.  See discussion in the “Results of Operations — Wireless” for factors that affected U.S. Cellular operating income.

•         Income tax payments, net of refunds, decreased by $123.7 million due to a net refund of $38.8 million in 2011 compared to a net payment of $84.9 million in 2010.  This decrease primarily relates to a net federal income tax refund of $42.8 million received in March 2011 related to the 2010 tax year as well as lower taxable income in 2011 compared to 2010.  In 2011, subject to changes in projected operating results, TDS expects to incur a federal net operating loss as a result of 100% bonus depreciation applicable to qualified capital expenditures during 2011.  In addition, in the 2012 tax year, TDS is permitted to take 50% bonus depreciation on qualified capital expenditures which will reduce federal income tax payments related to the 2012 tax year.  Beginning in 2013, TDS expects federal income tax payments to substantially increase and remain at a higher level for several years as the amount of TDS’ federal tax depreciation deduction substantially decreases as a result of having accelerated depreciation into prior years.  This expectation assumes that federal bonus depreciation provisions are not enacted in future periods that would apply to tax years beyond 2012.  To the extent further federal bonus deprecation provisions are enacted, this expectation will change.  TDS’ future federal income tax liabilities associated with the current benefits being realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.

•         Changes in inventory required $48.8 million in 2011, and provided $32.2 million in 2010, resulting in an $81.0 million decrease in cash flows.  This change was primarily due to higher inventory levels and a change in inventory mix, resulting in a higher cost per unit.

•         Changes in accounts payable required $0.4 million and $35.6 million in 2011 and 2010, respectively, causing a year-over-year increase in cash flows of $35.1 million.  Changes in accounts payable were primarily driven by payment timing differences.

•         Changes in customer deposits and deferred revenues provided $22.6 million and $4.2 million in 2011 and 2010, respectively, resulting in a year-over-year increase in cash flows of $18.4 million.  This change was primarily driven by deferred revenues related to the loyalty reward program at U.S. Cellular.

•         Changes in other assets and liabilities required $89.7 million and $31.5 million in 2011 and 2010, respectively, causing a year-over-year decrease in cash flows of $58.2 million.  This was partially driven by decreases in amounts due to agents at U.S. Cellular.

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

Cash used for property, plant and equipment and system development expenditures totaled $338.7 million in 2011 and $318.0 million in 2010. These expenditures were made to provide for customer and usage growth (in recent periods, particularly with respect to data usage growth), to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•         U.S. Cellular’s capital expenditures totaled $258.0 million in 2011 and $255.0 million in 2010 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

•         TDS Telecom’s capital expenditures for its ILEC operations totaled $61.1 million in 2011 and $48.4 million in 2010 representing expenditures to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $10.5 million in 2011 and $8.6 million in 2010 for switching and other network facilities.

•         Corporate and other capital expenditures totaled $9.1 million in 2011 and $6.0 million in 2010.

Cash payments for acquisitions in 2011 and 2010 were as follows:

Cash Payment for Acquisitions (1)	2011	2010
(Dollars in thousands)
U.S. Cellular licenses	$2,800	$10,501
U.S. Cellular business	19,367	—
TDS Telecom business	—	17,763
Total	$22,167	$28,264

(1)     Cash amounts paid for the acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

TDS invested $71.0 million and $385.0 million, respectively, in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date.  TDS realized proceeds of $213.0 million and $15.7 million in 2011 and 2010 related to the maturities of its investments in U.S. treasuries, corporate notes, and certificates of deposit.

Cash Flows from Financing Activities

In May 2011, U.S. Cellular issued $342 million of 6.95% senior notes due 2060, and paid related debt issuance costs of $11.2 million.  The net proceeds from the 6.95% senior notes were used primarily to redeem $330 million of U.S. Cellular’s 7.5% senior notes in June 2011.  The redemption price of the 7.5% senior notes was equal to 100% of the principal amount, plus accrued and unpaid interest thereon to the redemption date.

In March 2011, TDS issued $300 million of 7% senior notes due 2060, and paid related debt issuance costs of $9.9 million.  The net proceeds from the 7% senior notes were used primarily to redeem $282.5 million of TDS’ 7.6% Series A notes in May 2011.  The redemption price of the 7.6% Series A notes was equal to 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to the redemption date.

In 2011, TDS repurchased Special Common Shares at an aggregate cost of $21.5 million.  In 2010, TDS repurchased Common and Special Common Shares at an aggregate cost of $31.1 million. Payments for repurchases of U.S. Cellular Common Shares required $62.3 million in 2011 and $21.4 million in 2010.  See Note 11 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Cash Classified as Held for Sale

On May 9, 2011, U.S. Cellular purchased the remaining ownership interest in a wireless business in which it previously held a noncontrolling interest.  The assets and liabilities of this business, including $5.7 million in cash, have been classified as “held for sale,” resulting in a $5.7 million reduction in cash.

Free Cash Flow

The following table presents Free cash flow. TDS believes that Free cash flow as reported by TDS may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after capital expenditures.

Six Months Ended June 30,	2011	2010
(Dollars in thousands)
Cash flows from operating activities	$537,663	$502,346
Capital expenditures	(338,711)	(317,950)
Free cash flow (1)	$198,952	$184,396

(1)     Free cash flow is defined as Cash flows from operating activities minus Capital expenditures. Free cash flow is a non-GAAP financial measure.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, TDS had Cash and cash equivalents, Short-term investments and Long-term investments totaling $946.2 million, as described in more detail below.

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

Cash and Cash Equivalents

At June 30, 2011, TDS had $584.4 million in cash and cash equivalents, which included cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of TDS’ cash and cash equivalents investment activities is to preserve principal.  At June 30, 2011, TDS’ cash and cash equivalents were held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At June 30, 2011, TDS had $270.9 million in Short-term investments and $90.9 million in Long-term investments. Short-term and Long-term investments consist of U.S. treasuries, corporate notes and certificates of deposit, all of which are designated as held-to-maturity investments, and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, TDS’ objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facilities

TDS has a $400 million and U.S. Cellular has a $300 million revolving credit facility available for general corporate purposes.  At June 30, 2011, there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $399.8 million available for use under the TDS revolving credit facility, and there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $299.8 million available for use under the U.S. Cellular revolving credit facility.  In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At June 30, 2011, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

TDS’ and U.S. Cellular’s credit ratings from nationally recognized credit rating agencies were investment grade as of June 30, 2011.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of June 30, 2011 with all of the covenants and requirements set forth in their revolving credit facilities.

Long-Term Financing

During the six months ended June 30, 2011, TDS issued $300 million of 7% senior notes, and redeemed $282.5 million of 7.6% Series A notes, the entire outstanding amount of such notes.  This redemption occurred on May 2, 2011.  In addition, U.S. Cellular issued $342 million of 6.95% senior notes, and redeemed $330 million of 7.5% senior notes, the entire outstanding amount of such notes.  This redemption occurred on June 20, 2011.  See Note 8 — Debt in the Notes to Consolidated Financial Statements for additional details on these transactions.

TDS and its subsidiaries had the following public debt outstanding as of June 30, 2011:

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

•         $300,000,000 aggregate principal amount of 7% senior notes due March 21, 2060.  TDS may redeem the notes, in whole or in part, at any time on or after March 15, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. The proceeds of this debt issuance were used to redeem TDS’ 7.6% Series A notes on May 2, 2011.

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

•         $342,000,000 aggregate principal amount of 6.95% senior notes due May 15, 2060.  U.S. Cellular may redeem the notes, in whole or in part, at any time on or after May 15, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.  The proceeds from this debt issuance were used primarily to redeem U.S. Cellular’s 7.5% senior notes on June 20, 2011.

TDS and its subsidiaries’ long-term debt and indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of June 30, 2011 with all covenants and other requirements set forth in long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2011 and the next four years represent less than 1% of the total long-term debt obligation at June 30, 2011.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2010 and Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.

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

TDS and U.S. Cellular each have effective shelf registration statements on Form S-3 that they can use to issue senior debt securities that can be used for general corporate purposes, including to finance the redemption of any of the above existing debt.  The TDS shelf registration statement is an automatic shelf registration that permits TDS to issue at any time and from time to time, senior debt securities in one or more offerings in an indeterminate amount.  The U.S. Cellular shelf registration statement permits U.S. Cellular to issue at any time and from time to time, senior debt securities in one or more offerings up to an aggregate principal amount of $500,000,000, of which $158,000,000 remains available as of June 30, 2011.  The ability of TDS or U.S. Cellular to complete an offering pursuant to such shelf registration statements is subject to market conditions and other factors at the time.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2011 are expected to be approximately $750 million to $800 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance U.S. Cellular’s network coverage in its service areas, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;

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

In May 2011, U.S. Cellular paid $24.6 million to purchase the remaining ownership interest in a partnership in which it previously held a noncontrolling interest.  U.S. Cellular is actively trying to sell this business and, as a result, $53.9 million of assets and $0.9 million of liabilities have been classified in the Consolidated Balance Sheet as “held for sale”.

TDS also from time to time may be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, TDS may not disclose such transactions until there is a definitive agreement.

Variable Interest Entities

TDS consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 10 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for the details of these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Share Repurchase Programs

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Special Common Shares (TDS only) and Common Shares, subject to their repurchase programs. For additional information related to the current TDS and U.S. Cellular repurchase authorizations and repurchases during 2011 and 2010, see Note 11 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements and Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2010 and June 30, 2011 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2010 other than the commitments described below.

TDS issued 7% senior notes and redeemed its 7.6% Series A notes, and U.S. Cellular issued 6.95% senior notes and redeemed its 7.5% senior notes as discussed in the Long-Term Financing section above.

In July 2011, TDS acquired 100% of the outstanding shares of OneNeck IT Services Corporation, as discussed in Note 17 — Subsequent Events.

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated July 6, 2011, the implementation of B/OSS is expected to take until 2013 to complete and payments to Amdocs are estimated to be approximately $122 million (subject to certain potential adjustments). The $122 million will be paid in installments through the second half of 2013.  As of June 30, 2011, $13.8 million has been paid to Amdocs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included in TDS’ Form 10-K for the year ended December 31, 2010.  There were no material changes to TDS’ application of critical accounting policies and estimates during the six months ended June 30, 2011.

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

•         TDS currently receives a significant amount of roaming revenues from its wireless business. Further consolidation within the wireless industry and/or continued network build outs by other wireless carriers could cause roaming revenues to decline from current levels, which would have an adverse effect on TDS’ business, financial condition and results of operations.

•         A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business and operations.

•         To the extent conducted by the FCC, TDS is likely to participate in FCC auctions of additional spectrum in the future as an applicant or as a noncontrolling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

•         Changes in the regulatory environment or a failure by TDS to timely or fully comply with any applicable regulatory requirements could adversely affect TDS’ financial condition, results of operations or ability to do business.

•         Changes in USF funding and/or intercarrier compensation could have a material adverse impact on TDS’ financial condition or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-term Debt

Refer to the disclosure under Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2010, for additional information regarding required principal payments and the weighted average interest rates related to TDS’ long-term debt.  There have been no material changes to such information since December 31, 2010, except as it relates to TDS’ issuance of $300 million of 7.0% senior notes in March 2011 and redemption of the entire outstanding balance of TDS’ $282.5 million of the 7.6% Series A notes on May 2, 2011 and U.S. Cellular’s issuance of $342 million of 6.95% senior notes in May 2011 and redemption of the entire outstanding balance of U.S. Cellular’s $330 million 7.5% senior notes on June 20, 2011.  Such transactions changed the weighted average interest rate on long-term debt obligations to 6.8% at June 30, 2011 from 7.1% at December 31, 2010.  See Note 8 — Debt in the Notes to Consolidated Financial Statements for details of these transactions.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ long-term debt as of June 30, 2011.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ Chief Executive Officer and Chief Financial Officer concluded that TDS’ disclosure controls and procedures were effective as of June 30, 2011, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

TDS PURCHASES OF COMMON SHARES AND SPECIAL COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2011
Common	—	$—	—
Special Common	245,965	29.04	245,965
Total	245,965	29.04	245,965	$160,323,909
May 1 – 31, 2011
Common	—	—	—
Special Common	95,000	28.98	95,000
Total	95,000	28.98	95,000	157,570,912
June 1 – 30, 2011
Common	—	—	—
Special Common	—	—	—
Total	—	—	—	157,570,912
Total for or as of end of the quarter ended June 30, 2011
Common	—	—	—
Special Common	340,965	29.03	340,965
Total	340,965	$29.03	340,965	$157,570,912

The following is additional information with respect to the Common and Special Common Shares authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount originally approved was up to $250 million in aggregate purchase price of TDS Common and Special Common Shares.

iii.      The expiration date for the program is November 19, 2012.

iv.      The Common and Special Common Shares authorization did not expire during the second quarter of 2011.

v.       TDS did not determine to terminate the foregoing Common and Special Common Shares repurchase program prior to expiration, or cease making further purchases thereunder, during the second quarter of 2011.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the second quarter of 2011 and had no borrowings outstanding under their revolving credit facilities as of June 30, 2011.

A description of TDS’ revolving credit facility is included under Item 1.01 in TDS’ Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6.  Exhibits.

Exhibit 4.1 — Form of Fifth Supplemental Indenture dated as of March 21, 2011 between TDS and The Bank of New York Mellon Trust Company, N.A. establishing TDS’ 7% senior notes due 2060, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated March 22, 2011.

Exhibit 4.2 — Form of Sixth Supplemental Indenture dated as of May 9, 2011 between U.S. Cellular and The Bank of New York Mellon Trust Company, N.A., establishing U.S. Cellular’s 6.95% Senior Notes due 2060, is hereby incorporated by reference from Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated May 9, 2011.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 8, 2011	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2011	/s/ Kenneth R. Meyers
Kenneth R. Meyers, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2011	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Controller (Principal Accounting Officer)

Signature page for the TDS 2011 Second Quarter Form 10-Q