Form 10-Q
period 2011-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2011-11-09
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2011
Common Shares, $.01 par value	49,962,745 Shares
Special Common Shares, $.01 par value	46,886,045 Shares
Series A Common Shares, $.01 par value	6,538,176 Shares

Telephone and Data Systems, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2011

Part I.  Financial Information

Item 1.  Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2011	2010	2011	2010

Operating revenues	$1,325,423	$1,266,416	$3,863,744	$3,721,070

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	522,396	487,311	1,483,041	1,384,880
Selling, general and administrative	495,415	502,594	1,468,624	1,485,010
Depreciation, amortization and accretion	190,039	189,446	573,897	566,045
(Gain) loss on asset disposals and exchanges, net	(9,351)	2,378	(4,970)	9,023
Total operating expenses	1,198,499	1,181,729	3,520,592	3,444,958

Operating income	126,924	84,687	343,152	276,112

Investment and other income (expense)
Equity in earnings of unconsolidated entities	22,053	24,147	64,031	75,047
Interest and dividend income	2,199	2,785	6,916	7,900
Gain on investment	12,730	—	26,103	—
Interest expense	(22,258)	(28,297)	(94,184)	(86,520)
Other, net	115	(438)	1,501	(2,557)
Total investment and other income (expense)	14,839	(1,803)	4,367	(6,130)

Income before income taxes	141,763	82,884	347,519	269,982
Income tax expense	53,545	29,354	95,264	99,904
Net income	88,218	53,530	252,255	170,078
Less: Net income attributable to noncontrolling interests, net of tax	(16,924)	(12,111)	(45,503)	(38,373)
Net income attributable to TDS shareholders	71,294	41,419	206,752	131,705
Preferred dividend requirement	(12)	(12)	(37)	(37)
Net income available to common shareholders	$71,282	$41,407	$206,715	$131,668

Basic weighted average shares outstanding	103,487	104,881	103,672	105,443
Basic earnings per share attributable to TDS shareholders	$0.69	$0.39	$1.99	$1.25

Diluted weighted average shares outstanding	103,806	105,298	104,094	105,800
Diluted earnings per share attributable to TDS shareholders	$0.68	$0.39	$1.98	$1.24

Dividends per share	$0.1175	$0.1125	$0.3525	$0.3375

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010

Cash flows from operating activities
Net income	$252,255	$170,078
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	573,897	566,045
Bad debts expense	49,101	61,087
Stock-based compensation expense	27,792	26,055
Deferred income taxes, net	160,436	56,839
Equity in earnings of unconsolidated entities	(64,031)	(75,047)
Distributions from unconsolidated entities	52,385	59,519
(Gain) loss on asset disposals and exchanges, net	(4,970)	9,023
Gain on investment	(26,103)	—
Noncash interest expense	17,973	4,143
Other operating activities	1,630	502
Changes in assets and liabilities from operations
Accounts receivable	(69,690)	(48,891)
Inventory	(36,387)	32,571
Accounts payable	69,929	(49,034)
Customer deposits and deferred revenues	31,191	2,363
Accrued taxes	2,011	(42,843)
Accrued interest	10,519	9,343
Other assets and liabilities	(74,673)	(16,973)
	973,265	764,780

Cash flows from investing activities
Additions to property, plant and equipment	(643,396)	(486,138)
Cash paid for acquisitions and licenses	(105,184)	(28,264)
Cash paid for investments	(101,000)	(433,750)
Cash received for investments	268,686	40,765
Other investing activities	(3,703)	1,681
	(584,597)	(905,706)

Cash flows from financing activities
Repayment of long-term debt	(613,933)	(2,182)
Issuance of long-term debt	643,700	—
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	1,402	1,183
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	1,755	738
Repurchase of TDS Common and Special Common Shares	(21,500)	(50,543)
Repurchase of U.S. Cellular Common Shares	(62,294)	(40,520)
Dividends paid	(36,496)	(35,502)
Payment of debt issuance costs	(21,650)	—
Distributions to noncontrolling interests	(1,676)	(5,828)
Other financing activities	(35,328)	(7,404)
	(146,020)	(140,058)

Cash classified as held for sale	(11,237)	—

Net increase (decrease) in cash and cash equivalents	231,411	(280,984)

Cash and cash equivalents
Beginning of period	368,134	670,992
End of period	$599,545	$390,008

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2011	2010

Current assets
Cash and cash equivalents	$599,545	$368,134
Short-term investments	249,816	402,882
Accounts receivable
Due from customers and agents, less allowances of $25,667 and $28,859, respectively	363,658	378,976
Other, less allowances of $6,249 and $6,148, respectively	172,471	133,970
Inventory	153,077	116,330
Net deferred income tax asset	37,132	37,079
Prepaid expenses	80,742	76,935
Income taxes receivable	60,960	64,985
Other current assets	17,922	17,384
	1,735,323	1,596,675

Assets held for sale	60,829	—

Investments
Licenses	1,493,796	1,460,126
Goodwill	797,084	728,455
Other intangible assets, net of accumulated amortization of $127,544 and $119,555, respectively	54,291	30,810
Investments in unconsolidated entities	195,872	197,922
Long-term investments	85,676	102,185
Other investments	5,189	8,988
	2,631,908	2,528,486
Property, plant and equipment
In service and under construction	9,918,395	9,351,341
Less: Accumulated depreciation	6,291,132	5,833,557
	3,627,263	3,517,784

Other assets and deferred charges	107,237	79,623

Total assets	$8,162,560	$7,722,568

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity

(Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2011	2010

Current liabilities
Current portion of long-term debt	$3,554	$1,711
Accounts payable	416,288	344,355
Customer deposits and deferred revenues	203,367	171,781
Accrued interest	14,678	4,308
Accrued taxes	45,682	46,110
Accrued compensation	76,481	99,020
Other current liabilities	108,634	144,938
	868,684	812,223

Liabilities held for sale	858	—

Deferred liabilities and credits
Net deferred income tax liability	771,049	589,092
Other deferred liabilities and credits	363,291	354,798

Long-term debt	1,528,350	1,499,862

Commitments and contingencies

Noncontrolling interests with redemption features	923	855

Equity
TDS shareholders’ equity
Series A Common, Special Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common, 165,000 Special Common and 100,000 Common Shares)
Issued 127,073 shares (6,538 Series A Common, 63,442 Special Common and 57,093 Common Shares) and 127,045 shares (6,510 Series A Common, 63,442 Special Common and 57,093 Common Shares), respectively

Outstanding 103,387 shares (6,538 Series A Common, 46,886 Special Common and 49,963 Common Shares) and 103,936 shares (6,510 Series A Common, 47,531 Special Common and 49,895 Common Shares), respectively

Par Value ($.01 per share) ($65 Series A Common, $634 Special Common and $571 Common Shares)	1,270	1,270
Capital in excess of par value	2,116,063	2,107,929
Special Common and Common Treasury shares at cost:
Treasury shares 23,686 (16,556 Special Common and 7,130 Common Shares) and 23,109 (15,911 Special Common and 7,198 Common Shares), respectively	(754,302)	(738,695)
Accumulated other comprehensive loss	(2,923)	(3,208)
Retained earnings	2,619,055	2,450,599
Total TDS shareholders’ equity	3,979,163	3,817,895

Preferred shares	830	830
Noncontrolling interests	649,412	647,013

Total equity	4,629,405	4,465,738

Total liabilities and equity	$8,162,560	$7,722,568

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Special Common and Common Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders’ Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2010	$1,270	$2,107,929	$(738,695)	$(3,208)	$2,450,599	$3,817,895	$830	$647,013	$4,465,738
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	206,752	206,752	—	—	206,752
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	45,435	45,435
Net unrealized gain (loss) on equity investments	—	—	—	138	—	138	—	—	138
Changes related to retirement plan	—	—	—	147	—	147	—	—	147
Common, Special Common and Series A Common Shares dividends	—	—	—	—	(36,459)	(36,459)	—	—	(36,459)
Preferred dividend requirement	—	—	—	—	(37)	(37)	—	—	(37)
Repurchase of shares	—	—	(21,500)	—	—	(21,500)	—	—	(21,500)
Dividend reinvestment plan	—	73	4,131	—	(1,344)	2,860	—	—	2,860
Incentive and compensation plans	—	540	1,762	—	(456)	1,846	—	—	1,846
Adjust investment in subsidiaries for repurchases, issuances, and other compensation plans	—	(4,515)	—	—	—	(4,515)	—	(41,727)	(46,242)
Stock-based compensation awards (a)	—	12,317	—	—	—	12,317	—	—	12,317
Tax windfall (shortfall) from stock awards (b)	—	(281)	—	—	—	(281)	—	—	(281)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,676)	(1,676)
Other	—	—	—	—	—	—	—	367	367
September 30, 2011	$1,270	$2,116,063	$(754,302)	$(2,923)	$2,619,055	$3,979,163	$830	$649,412	$4,629,405

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Special Common and Common Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders’ Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2009	$1,270	$2,088,807	$(681,649)	$(2,710)	$2,361,560	$3,767,278	$832	$662,561	$4,430,671
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	131,705	131,705	—	—	131,705
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	38,344	38,344
Net unrealized gain (loss) on equity investments	—	—	—	84	—	84	—	—	84
Changes related to retirement plan	—	—	—	(769)	—	(769)	—	—	(769)
Common, Special Common and Series A Common Shares dividends	—	—	—	—	(35,465)	(35,465)	—	—	(35,465)
Preferred dividend requirement	—	—	—	—	(37)	(37)	—	—	(37)
Repurchase of shares	—	—	(50,543)	—	(1)	(50,544)	(2)	—	(50,546)
Dividend reinvestment plan	—	—	4,454	—	(1,323)	3,131	—	—	3,131
Incentive and compensation plans	—	433	3,205	—	(2,020)	1,618	—	—	1,618
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	98	—	—	—	98	—	(33,517)	(33,419)
Stock-based compensation awards (a)	—	12,516	—	—	—	12,516	—	—	12,516
Tax windfall (shortfall) from from stock awards (b)	—	28	—	—	—	28	—	—	28
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,828)	(5,828)
September 30, 2010	$1,270	$2,101,882	$(724,533)	$(3,395)	$2,454,419	$3,829,643	$830	$661,560	$4,492,033

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

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010

Net income	$88,218	$53,530	$252,255	$170,078
Net change in accumulated other comprehensive income
Net unrealized gain (loss) on equity investments	—	—	138	84
Changes related to retirement plan	49	(256)	147	(769)
Comprehensive income	88,267	53,274	252,540	169,393
Less: Comprehensive income attributable to noncontrolling interests	(16,924)	(12,111)	(45,503)	(38,373)
Comprehensive income attributable to TDS shareholders	$71,343	$41,163	$207,037	$131,020

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.              Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 84%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’ wholly-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”), TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc. and TDS’ majority-owned wireless telephone subsidiary Airadigm Communications, Inc. (“Airadigm”).  In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2011 presentation.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary to present fairly the financial position as of September 30, 2011 and December 31, 2010, the results of operations and changes in comprehensive income for the three and nine months ended September 30, 2011 and 2010 and cash flows and changes in equity for the nine months ended September 30, 2011 and 2010.  The results of operations and comprehensive income for the three and nine months ended, and cash flows and changes in equity for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

On May 12, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure.  Although TDS does not currently value any financial assets or liabilities at fair value, certain assets and liabilities are disclosed at fair value (see Note 3 — Fair Value Measurements).  Under ASU 2011-04, for these instruments, TDS will be required to disclose, in a tabular format, the level within the fair value hierarchy that each of these assets and liabilities are measured.  TDS is required to adopt the provisions of ASU 2011-04 effective January 1, 2012.  Early adoption is prohibited.  The adoption of ASU 2011-04 is not expected to have a significant impact on TDS’ financial position or results of operations.

On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  ASU 2011-05 amends how other comprehensive income (“OCI”) is presented in the financial statements.  Under this standard, the Statement of Operations and OCI can be presented either continuously in a Statement of Comprehensive Income or in two separate but consecutive statements.  TDS is required to adopt the provisions of ASU 2011-05 effective January 1, 2012. TDS currently provides this information in two separate statements.  The adoption of ASU 2011-05 is not expected to have an impact on TDS’ financial position or results of operations.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. TDS is required to adopt the provisions of ASU 2011-08 effective January 1, 2012. Early adoption is permitted. The adoption of ASU 2011-08 is not expected to have a significant impact on TDS’ financial position or results of operations.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At September 30, 2011 and December 31, 2010, U.S. Cellular had accrued $44.2 million and $71.3 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority. If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $34.2 million and $104.8 million for the three and nine months ended September 30, 2011 and $38.1 million and $118.0 million for the three and nine months ended September 30, 2010, respectively.

2.              Revision of Prior Period Amounts

In preparing its financial statements for the nine months ended September 30, 2011, TDS discovered certain errors related to accounting for asset retirement obligations and asset retirement costs. These errors resulted in the overstatement of Total operating expenses, Property, plant and equipment, net and Other deferred liabilities and credits in the first and second quarter 2011 interim financial statements and in the 2010, 2009 and 2008 annual periods reported in the Company’s December 31, 2010 financial statements.  The December 31, 2007 Retained earnings balance presented in the December 31, 2010 annual financial statements was also overstated as a result of these errors.  In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), TDS evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendments of previously filed reports were not required. However, if the adjustments to correct the cumulative errors had been recorded in the third quarter 2011, TDS believes the impact would have been significant to the third quarter results and would have impacted comparisons to prior periods. As permitted by SAB 108, revisions for these immaterial amounts to previously reported annual and quarterly results are reflected in the financial information herein and will be reflected in future filings containing such financial information. In addition, TDS has recorded adjustments to prior-year amounts to correct other immaterial items. In total, the impact of all errors was an increase to Retained earnings of $1.0 million, $2.4 million and $2.2 million in 2010, 2009 and 2008, respectively.

The Consolidated Balance Sheet at December 31, 2010 was revised to reflect the cumulative effect of these errors which resulted in an increase to Retained earnings of $4.0 million.  In accordance with SAB 108, the Consolidated Balance Sheet, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows have been revised as follows:

Consolidated Balance Sheet — December 31, 2010

	As previously
(Dollars in thousands)	reported (1)	Adjustment	Revised

Income taxes receivable	$64,386	$599	$64,985
Total current assets	1,596,076	599	1,596,675
Property, plant and equipment, net	3,558,334	(40,550)	3,517,784
Total assets	7,762,519	(39,951)	7,722,568
Accrued interest	2,718	1,590	4,308
Total current liabilities	810,633	1,590	812,223
Net deferred income tax liability	585,468	3,624	589,092
Other deferred liabilities and credits	404,892	(50,094)	354,798
Retained earnings	2,446,626	3,973	2,450,599
Total TDS shareholders’ equity	3,813,922	3,973	3,817,895
Noncontrolling interests	646,057	956	647,013
Total equity	4,460,809	4,929	4,465,738
Total liabilities and equity	7,762,519	(39,951)	7,722,568

Consolidated Statement of Operations — Three Months Ended September 30, 2010

	As previously
(Dollars in thousands)	reported (2)	Adjustment	Revised

Depreciation, amortization and accretion	$190,972	$(1,526)	$189,446
Total operating expenses	1,183,255	(1,526)	1,181,729
Operating income	83,161	1,526	84,687
Income before income taxes	81,358	1,526	82,884
Income tax expense	28,775	579	29,354
Net income	52,583	947	53,530
Net income attributable to noncontrolling interests, net of tax	(11,958)	(153)	(12,111)
Net income attributable to TDS shareholders	40,625	794	41,419
Net income available to common shareholders	40,613	794	41,407
Basic earnings per share attributable to TDS shareholders	0.39	—	0.39
Diluted earnings per share attributable to TDS shareholders	0.38	0.01	0.39

Consolidated Statement of Operations — Nine Months Ended September 30, 2010

	As previously
(Dollars in thousands)	reported (2)	Adjustment	Revised

Depreciation, amortization and accretion	$570,619	$(4,574)	$566,045
Total operating expenses	3,449,532	(4,574)	3,444,958
Operating income	271,538	4,574	276,112
Income before income taxes	265,408	4,574	269,982
Income tax expense	98,167	1,737	99,904
Net income	167,241	2,837	170,078
Net income attributable to noncontrolling interests, net of tax	(37,915)	(458)	(38,373)
Net income attributable to TDS shareholders	129,326	2,379	131,705
Net income available to common shareholders	129,289	2,379	131,668
Basic earnings per share attributable to TDS shareholders	1.23	0.02	1.25
Diluted earnings per share attributable to TDS shareholders	1.22	0.02	1.24

Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2010

	As previously
(Dollars in thousands)	reported (2)	Adjustment	Revised

Net income	$167,241	$2,837	$170,078
Depreciation, amortization and accretion	570,619	(4,574)	566,045
Deferred income taxes, net	55,102	1,737	56,839
Cash flows from operating activities	764,780	—	764,780

(1)         In Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 25, 2011.

(2)         In Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed on November 4, 2010.

3.              Fair Value Measurements

As of September 30, 2011 and December 31, 2010, TDS did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	September 30,		December 31,
	2011		2010
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Cash and cash equivalents	$599,545	$599,545	$368,134	$368,134
Short-term investments (1)(2)
Certificates of deposit	53,584	53,584	97,270	97,270
Government-backed securities (3)	196,232	196,232	305,612	305,612
Long-term investments (1)(4)
Government-backed securities (3)	85,676	86,058	102,185	102,325
Long-term debt (5)	1,523,936	1,516,835	1,495,461	1,482,181

(1)         Designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.

(2)         Maturities are less than twelve months from the respective balance sheet dates.

(3)         Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)         At September 30, 2011, maturities range between 13 and 23 months.

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

As of September 30, 2011 and December 31, 2010, TDS did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

4.              Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three and nine months ended September 30, 2011 was 37.8% and 27.4%, respectively, and for the three and nine months ended September 30, 2010 was 35.4% and 37.0%, respectively.

The effective tax rate for the three months ended September 30, 2010 was lower than the rate for the three months ended September 30, 2011 primarily as a result of tax benefits from the favorable settlement of certain state income tax audits in 2010.  The benefits from these changes, along with other discrete items, decreased income tax expense for the three months ended September 30, 2010 by $4.5 million; absent these benefits, the effective tax rate for such period would have been higher by 3.2 percentage points.

The effective tax rate for the nine months ended September 30, 2011 was lower than the rate for the nine months ended September 30, 2010 primarily as a result of tax benefits from state tax law changes and the expiration of statutes of limitations for certain tax years.  The benefits from these changes, along with other discrete items, decreased income tax expense for the nine months ended September 30, 2011 by $21.5 million; absent these benefits, the effective tax rate for such period would have been higher by 10.3 percentage points.

TDS expects to incur a federal net operating loss in 2011 for federal income tax purposes as a result of 100% bonus depreciation that applies to qualified capital expenditures.  TDS plans to carryback this federal net operating loss to prior tax years, and has recorded $55.5 million as a component of Income taxes receivable at September 30, 2011 primarily related to the benefit associated with this estimated federal net operating loss carryback.  TDS’ future federal income tax liabilities associated with the benefits being realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.

5.              Earnings Per Share

Basic earnings per share attributable to TDS shareholders is computed by dividing Net income available to common shareholders of TDS by the weighted average number of common shares outstanding during the period. Diluted earnings per share attributable to TDS shareholders is computed by dividing Net income available to common shareholders of TDS by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing earnings per share and the effects of potentially dilutive securities on income and the weighted average number of Common, Special Common and Series A Common Shares are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2011	2010	2011	2010

Basic earnings per share attributable to TDS shareholders:
Net income available to common shareholders of TDS used in basic earnings per share	$71,282	$41,407	$206,715	$131,668

Adjustments to compute diluted earnings:
Noncontrolling interest (1)	(239)	(160)	(783)	(466)
Preferred dividend (2)	12	12	37	37
Net income attributable to common shareholders of TDS used in diluted earnings per share	$71,055	$41,259	$205,969	$131,239

Weighted average number of shares used in basic earnings per share:
Common Shares	49,985	49,898	49,965	49,873
Special Common Shares	46,975	48,479	47,189	49,071
Series A Common Shares	6,527	6,504	6,518	6,499
Total	103,487	104,881	103,672	105,443

Effects of dilutive securities:
Stock options	9	123	149	119
Restricted stock units	244	244	207	188
Preferred shares	66	50	66	50
Weighted average number of shares used in diluted earnings per share	103,806	105,298	104,094	105,800

Basic earnings per share attributable to TDS shareholders	$0.69	$0.39	$1.99	$1.25

Diluted earnings per share attributable to TDS shareholders	$0.68	$0.39	$1.98	$1.24

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in thousands)	2011	2010	2011	2010

Stock options
Common Shares	547	620	480	606
Special Common Shares	6,449	4,447	4,672	3,714

Restricted stock units
Common Shares	—	—	—	—
Special Common Shares	192	—	122	76

Convertible preferred shares
Common Shares	—	—	—	—

6.              Acquisitions, Divestitures and Exchanges

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investments. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications companies and related service businesses. In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

On May 9, 2011, U.S. Cellular paid $24.6 million in cash to purchase the remaining ownership interest in a wireless business in which it previously held a 49% noncontrolling interest, pursuant to certain required terms of the partnership agreement.  Prior to this acquisition, the partnership had been accounted for under the equity method of accounting.  In connection with the acquisition, a $13.4 million gain was recorded to adjust the carrying value of this 49% investment to its fair value of $25.7 million based on an income approach valuation method.  The gain was recorded in Gain on investment in the Consolidated Statement of Operations.  U.S. Cellular is actively trying to sell this business and, as a result, $60.8 million of assets and $0.9 million of liabilities have been classified in the Consolidated Balance Sheet as “held for sale”.  Included in Assets held for sale are $15.9 million of Current assets, $36.5 million of Investments (primarily licenses) and $8.4 million of Property, plant and equipment.  Liabilities held for sale primarily includes Current liabilities.  For the period since acquisition, this business generated revenues of $13.2 million and operating income of $9.6 million.

On July 1, 2011, TDS paid $95.0 million in cash, plus a subsequent working capital adjustment of $0.9 million, to purchase 100% of the outstanding shares of OneNeck IT Services Corporation (“OneNeck”).  OneNeck is a provider of hosted application management and managed IT hosting services to middle market businesses. The acquisition of OneNeck is expected to complement TDS’ existing hosted and managed services and is included in the TDS Telecom ILEC segment for reporting purposes.

On September 23, 2011, pursuant to a plan of reorganization in the United States Bankruptcy Court for the Western District of Wisconsin, TDS acquired 63% of Airadigm and a note for $15.5 million in satisfaction of loans made by TDS to Airadigm and interests in Airadigm acquired by TDS from third-parties. Airadigm is a Wisconsin-based wireless service provider. The noncontrolling interest was valued at $0.4 million based on an income approach valuation method.  TDS recognized a gain of $12.7 million as a result of the transaction which was recorded in Gain on investment in the Consolidated Statement of Operations for the three and nine months ended September 30, 2011.  Airadigm operates independently from U.S. Cellular and at this time, there are no plans to combine the operations of these subsidiaries.  Airadigm’s financial results are included in “Non-Reportable segment” for reporting purposes.

On September 30, 2011, U.S. Cellular completed an exchange whereby U.S. Cellular received eighteen 700 MHz spectrum licenses covering portions of Idaho, Illinois, Indiana, Kansas, Nebraska, Oregon and Washington in exchange for two PCS spectrum licenses covering portions of Illinois and Indiana.  The exchange of licenses will provide U.S. Cellular with additional spectrum to meet anticipated future capacity and coverage requirements in several of its markets.  No cash, customers, network assets or other assets or liabilities were included in the exchange.  As a result of this transaction, TDS recognized a gain of $11.8 million, representing the difference between the fair value, calculated using a market approach valuation method, and the carrying value of the licenses surrendered.  This gain was recorded in (Gain) loss on asset disposals and exchanges, net in the Consolidated Statement of Operations for the three and nine months ended September 30, 2011.  The Indiana PCS spectrum included in the exchange was originally awarded to Carroll Wireless in Federal Communications Commission (“FCC”) Auction 58 and was purchased by U.S. Cellular prior to the exchange.  Carroll Wireless is a variable interest entity which TDS consolidates; see Note 11 — Variable Interest Entities (VIEs) for additional information.

Acquisitions and exchanges did not have a material impact in TDS’ consolidated financial statements for the periods presented, and pro forma results, assuming acquisitions and exchanges had occurred at the beginning of each period presented, would not be materially different from the results reported.

TDS’ acquisitions during the nine months ended September 30, 2011 and 2010 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price
				Intangible
				assets	Net tangible
	Purchase			subject to	assets/
(Dollars in thousands)	price (1)	Goodwill (2)	Licenses	amortization (3)	(liabilities)
2011
U.S. Cellular licenses	$4,406	$—	$4,406	$—	$—
U.S. Cellular business (4)	24,572	—	15,592	2,252	6,728
TDS Telecom ILEC business	95,865	68,107	—	28,300	(542)
Non-Reportable segment business	983	522	15,220	3,194	(17,953)
Total	$125,826	$68,629	$35,218	$33,746	$(11,767)

2010
U.S. Cellular licenses	$10,501	$—	$10,501	$—	$—
TDS Telecom ILEC business	18,191	5,336	—	7,900	4,955
Total	$28,692	$5,336	$10,501	$7,900	$4,955

(1)              Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing and amounts of cash payments related to the respective transactions.

(2)              In 2011, $0.7 million of acquired goodwill was amortizable for income tax purposes.  No goodwill was acquired in 2010 that was amortizable for tax purposes.

(3)              The weighted average amortization period for Intangible assets subject to amortization acquired in 2011 and 2010 was 8 years.

(4)              Includes only the acquired interest and does not include amounts attributable to U.S. Cellular’s pre-existing noncontrolling interest described above in this Note 6.

7.              Licenses and Goodwill

Changes in TDS’ licenses and goodwill for the nine months ended September 30, 2011 and 2010 are presented below.

Licenses

	U.S.		Non-Reportable
(Dollars in thousands)	Cellular (1)	TDS Telecom	segment (2)	Total

Balance, beginning of period December 31, 2010	$1,457,326	$2,800	$—	$1,460,126
Acquisitions (3)	4,406	—	15,220	19,626
Exchanges	11,842	—	—	11,842
Other	2,202	—	—	2,202
Balance, end of period September 30, 2011	$1,475,776	$2,800	$15,220	$1,493,796

Balance, beginning of period December 31, 2009	$1,440,225	$2,800	$—	$1,443,025
Acquisitions	10,501	—	—	10,501
Balance, end of period September 30, 2010	$1,450,726	$2,800	$—	$1,453,526

Goodwill

	U.S.	TDS	Non-Reportable
(Dollars in thousands)	Cellular (1)	Telecom (4)	segment (2)	Total

Assigned value at time of acquisition	$622,681	$465,312	$3,802	$1,091,795
Accumulated impairment losses in prior periods	(333,900)	(29,440)	—	(363,340)
Balance, beginning of period December 31, 2010	288,781	435,872	3,802	728,455
Acquisitions	—	68,107	522	68,629
Balance, end of period September 30, 2011	$288,781	$503,979	$4,324	$797,084

Assigned value at time of acquisition	$617,222	$450,156	$3,802	$1,071,180
Accumulated impairment losses in prior periods	(333,900)	(29,440)	—	(363,340)
Balance, beginning of period December 31, 2009	283,322	420,716	3,802	707,840
Acquisitions	—	5,336	—	5,336
Other (5)	5,459	—	—	5,459
Balance, end of period September 30, 2010	$288,781	$426,052	$3,802	$718,635

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

(2)             ‘‘Non-Reportable segment’’ consists of amounts related to Suttle-Straus and Airadigm.  See Note 6 — Acquisitions, Divestitures and Exchanges for additional information related to Airadigm.

(3)             Does not include amounts reported as Assets held for sale in the Consolidated Balance Sheet.

(4)             Remaining goodwill at TDS Telecom is attributed to the ILEC business segment.

(5)             Amount reclassified from Investments in unconsolidated entities to Goodwill in June 2010.

Goodwill and Licenses Impairment Assessment

Goodwill and licenses must be assessed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. TDS performs annual impairment testing of goodwill and licenses, as required by GAAP, in the fourth quarter of its fiscal year, based on fair values and net carrying values determined as of November 1.

During the third quarter of 2011, the deterioration of macroeconomic conditions and financial markets coupled with a sustained decrease in TDS’ stock price resulted in a triggering event, as defined by GAAP, requiring an interim impairment test of goodwill and licenses as of September 30, 2011.  TDS performed an interim impairment assessment of goodwill and licenses as of September 30, 2011. The assessment resulted in no impairment of either goodwill or licenses.

8.              Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $22.1 million and $24.1 million in the three months ended September 30, 2011 and 2010, respectively, and $64.0 million and $75.0 million in the nine months ended, respectively; of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $16.6 million and $16.1 million in the three months ended September 30, 2011 and 2010, respectively, and $43.7 million and $49.5 million in the nine months ended September 30, 2011 and 2010, respectively.  TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Revenues	$1,392,000	$1,266,000	$4,082,000	$3,696,000
Operating expenses	1,039,000	913,000	3,114,000	2,627,000
Operating income	353,000	353,000	968,000	1,069,000
Other income	1,000	7,000	—	27,000
Net income	$354,000	$360,000	$968,000	$1,096,000

9.              Debt

In May 2011, U.S. Cellular issued $342 million aggregate principal amount of unsecured 6.95% senior notes due May 2060.  Interest on the notes is payable quarterly.  U.S. Cellular may redeem the notes, in whole or in part, at any time on or after May 15, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.  Capitalized debt issuance costs totaled $11.0 million and will be amortized over the life of the notes.  Such issuance costs are included in Other assets and deferred charges (a long-term asset account) at September 30, 2011.

U.S. Cellular used substantially all of the net proceeds from the issuance of the 6.95% senior notes to redeem $330 million (the entire outstanding amount) of its unsecured 7.5% senior notes on June 20, 2011 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date.  This redemption required U.S. Cellular to write-off $8.2 million of previously capitalized debt issuance costs related to the 7.5% senior notes; the write-off was included in Interest expense in the Consolidated Statement of Operations for the period ended September 30, 2011.

In March 2011, TDS issued $300 million aggregate principal amount of unsecured 7% senior notes due March 2060.  Interest on the notes is payable quarterly.  TDS may redeem the notes, in whole or in part, at any time on or after March 15, 2016, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. Capitalized debt issuance costs totaled $9.7 million and will be amortized over the life of the notes.  Such issuance costs are included in Other assets and deferred charges (a long-term asset account) at September 30, 2011.

TDS used substantially all of the net proceeds from the issuance of the 7% senior notes to redeem $282.5 million of its unsecured 7.6% Series A notes on May 2, 2011 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date.  This represented the entire outstanding amount of the 7.6% Series A notes.  This redemption required TDS to write-off $7.2 million of previously capitalized debt issuance costs related to the 7.6% Series A notes, which was included in Interest expense in the Consolidated Statement of Operations for the period ended September 30, 2011.

10.       Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated July 6, 2011, the implementation of B/OSS is expected to take until 2013 to complete and payments to Amdocs are estimated to be approximately $122 million (subject to certain potential adjustments). The $122 million will be paid in installments through the second half of 2013.  As of September 30, 2011, $22.8 million had been paid to Amdocs.

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

TDS has accrued $4.4 million and $7.8 million with respect to legal proceedings and unasserted claims as of September 30, 2011 and December 31, 2010, respectively. TDS has not accrued any amount for legal proceedings if it cannot estimate the amount of the possible loss or range of loss. TDS does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

11.       Variable Interest Entities (VIEs)

Consolidated VIEs

TDS holds a variable interest in the entities listed below.  TDS’ capital contributions and advances made to these VIEs totaled $35.5 million and $1.2 million in the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, TDS consolidates the following VIEs under GAAP:

•                  Aquinas Wireless L.P. (“Aquinas Wireless”);

•                  King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless;

•                  Barat Wireless L.P. (“Barat Wireless”) and Barat Wireless, Inc., the general partner of Barat Wireless;

•                  Carroll Wireless L.P. (“Carroll Wireless”) and Carroll PCS, Inc., the general partner of Carroll Wireless; and

•                  Airadigm Communications, Inc.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. U.S. Cellular, TDS’ subsidiary, participated in spectrum auctions indirectly through its interests in Aquinas Wireless, King Street Wireless, Barat Wireless and Carroll Wireless, collectively, the “limited partnerships.” Each limited partnership participated in and was awarded spectrum licenses in one of four separate spectrum auctions (FCC Auctions 78, 73, 66 and 58). Each limited partnership qualified as a “designated entity” and thereby was eligible for bidding credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

The power to direct the activities of Aquinas Wireless, King Street Wireless, Barat Wireless and Carroll Wireless that most significantly impact their economic performance is shared. Specifically, the general partner of each of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a TDS subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of the VIEs is shared, TDS has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated.

TDS has a variable interest in Airadigm as a result of a secured loan to Airadigm, a contractual promise to fund a portion of Airadigm’s obligations, and the equity interest it holds in Airadigm. TDS has the power to direct the activities that most significantly impact Airadigm’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to Airadigm, indicating that TDS is the primary beneficiary of Airadigm in accordance with GAAP.  In addition, TDS has a majority voting interest in Airadigm.  Accordingly, Airadigm is consolidated. See Note 6 — Acquisitions, Divestitures and Exchanges for additional information about Airadigm.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30,	December 31,
(Dollars in thousands)	2011	2010

Assets
Cash	$29,014	$1,673
Other current assets	3,740	323
Licenses	504,197	487,962
Property, plant and equipment	23,998	1,548
Other assets and deferred charges	4,439	—
Total assets	$565,388	$491,506

Liabilities
Other current liabilities	$1,125	$95
Deferred liabilities and credits	8,616	—
Total liabilities	$9,741	$95

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

Aquinas Wireless, King Street Wireless, Barat Wireless and Carroll Wireless are in the process of developing long-term business plans. These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. Airadigm is a Wisconsin-based wireless service provider.  As such, these entities have risks similar to the business risks described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2010.

U.S. Cellular purchased PCS spectrum from Carroll Wireless in the third quarter of 2011.  See Note 6 — Acquisitions, Divestitures and Exchanges for additional information.

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

Share repurchases made under these authorizations were as follows:

Nine Months Ended September 30,	Number of Shares	Average Cost Per Share	Amount
(Dollars and shares in thousands, except cost per share)
2011
U.S. Cellular Common Shares	1,276	$48.82	$62,294
TDS Common Shares	—	—	—
TDS Special Common Shares	748	28.73	21,500
2010
U.S. Cellular Common Shares	970	$41.79	$40,520
TDS Common Shares	—	—	—
TDS Special Common Shares	1,784	28.33	50,543

13.       Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010

Net income attributable to TDS shareholders	$206,752	$131,705
Transfer (to) from the noncontrolling interests
Change in TDS’ Capital in excess of par value from U.S. Cellular’s issuance of U.S. Cellular shares	(8,705)	(4,899)
Change in TDS’ Capital in excess of par value from U.S. Cellular’s repurchase of U.S. Cellular shares	(7,723)	(1,521)
Purchase of ownership in subsidiaries from noncontrolling interests	—	(3,492)
Net transfers (to) from noncontrolling interests	(16,428)	(9,912)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$190,324	$121,793

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

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2011, net of estimated liquidation costs, is $147.8 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at September 30, 2011 was $55.7 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

14.  Accumulated Other Comprehensive Income (Loss)

The changes in the cumulative balance of Accumulated other comprehensive income (loss) were as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010

Equity Method Investments
Balance, beginning of period	$390	$306
Add (deduct):
Net unrealized gain (loss) on equity investments	138	84
Balance, end of period	$528	$390

Retirement Plans
Balance, beginning of period	$(3,598)	$(3,016)
Add (deduct):
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(2,861)	(2,861)
Amortization of unrecognized net loss	1,440	1,618
	(1,421)	(1,243)
Deferred income taxes	1,568	474
Changes related to retirement plan	147	(769)
Balance, end of period	$(3,451)	$(3,785)

Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(3,208)	$(2,710)
Add (deduct):
Net unrealized gain (loss) on equity investments	138	84
Changes related to retirement plan	147	(769)
Balance, end of period	$(2,923)	$(3,395)

15.       Business Segment Information

Financial data for TDS’ business segments for the three month periods ended, or as of September 30, 2011 and 2010, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table and its competitive local exchange carrier is designated as “CLEC.”

		TDS Telecom				Non-	Other
Three Months Ended or as of	U.S.			ILEC/CLEC	TDS Telecom	Reportable	Reconciling
September 30, 2011	Cellular	ILEC	CLEC	Eliminations	Total	segment (1)	Items (2)	Total
(Dollars in thousands)
Operating revenues	$1,110,439	$168,287	$45,011	$(2,492)	$210,806	$9,083	$(4,905)	$1,325,423
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	435,343	59,528	23,193	(2,081)	80,640	6,783	(370)	522,396
Selling, general and administrative expense	441,512	43,388	15,984	(411)	58,961	1,421	(6,479)	495,415
Adjusted OIBDA (3)	233,584	65,371	5,834	—	71,205	879	1,944	307,612
Depreciation, amortization and accretion expense	141,664	40,085	5,597	—	45,682	488	2,205	190,039
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—
(Gain) loss on asset disposals and exchanges, net	(9,700)	225	112	—	337	—	12	(9,351)
Operating income (loss)	101,620	25,061	125	—	25,186	391	(273)	126,924

Total assets	6,280,601	1,552,472	114,374	—	1,666,846	69,381	145,732	8,162,560
Capital expenditures	$248,042	$51,483	$4,731	$—	$56,214	$78	$351	$304,685

		TDS Telecom				Non-	Other
Three Months Ended or as of	U.S.			ILEC/CLEC	TDS Telecom	Reportable	Reconciling
September 30, 2010	Cellular	ILEC	CLEC	Eliminations	Total	segment (1)	Items (2)	Total
(Dollars in thousands)
Operating revenues	$1,060,781	$157,386	$47,038	$(2,394)	$202,030	$8,559	$(4,954)	$1,266,416
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	407,312	51,820	24,482	(2,355)	73,947	6,465	(413)	487,311
Selling, general and administrative expense	446,938	43,195	16,309	(39)	59,465	1,370	(5,179)	502,594
Adjusted OIBDA (3)	206,531	62,371	6,247	—	68,618	724	638	276,511
Depreciation, amortization and accretion expense	143,191	37,528	6,117	—	43,645	433	2,177	189,446
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—
(Gain) loss on asset disposals and exchanges, net	1,981	312	78	—	390	—	7	2,378
Operating income (loss)	61,359	24,531	52	—	24,583	291	(1,546)	84,687

Total assets	5,818,559	1,461,544	117,535	—	1,579,079	22,092	234,756	7,654,486
Capital expenditures	$124,688	$32,981	$5,521	$—	$38,502	$275	$4,723	$168,188

		TDS Telecom				Non-	Other
Nine Months Ended or as of	U.S.			ILEC/CLEC	TDS Telecom	Reportable	Reconciling
September 30, 2011	Cellular	ILEC	CLEC	Eliminations	Total	segment (1)	Items (2)	Total
(Dollars in thousands)
Operating revenues	$3,243,713	$480,109	$135,935	$(7,426)	$608,618	$27,228	$(15,815)	$3,863,744
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	1,243,721	157,051	68,694	(6,151)	219,594	20,894	(1,168)	1,483,041
Selling, general and administrative expense	1,309,688	124,178	47,719	(1,275)	170,622	4,728	(16,414)	1,468,624
Adjusted OIBDA (3)	690,304	198,880	19,522	—	218,402	1,606	1,767	912,079
Depreciation, amortization and accretion expense	431,581	117,836	16,526	—	134,362	1,437	6,517	573,897
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—
(Gain) loss on asset disposals and exchanges, net	(5,741)	568	190	—	758	(1)	14	(4,970)
Operating income (loss)	264,464	80,476	2,806	—	83,282	170	(4,764)	343,152

Total assets	6,280,601	1,552,472	114,374	—	1,666,846	69,381	145,732	8,162,560
Capital expenditures	$506,082	$112,608	$15,182	$—	$127,790	$2,571	$6,953	$643,396

		TDS Telecom				Non-	Other
Nine Months Ended or as of	U.S.			ILEC/CLEC	TDS Telecom	Reportable	Reconciling
September 30, 2010	Cellular	ILEC	CLEC	Eliminations	Total	segment (1)	Items (2)	Total
(Dollars in thousands)
Operating revenues	$3,114,531	$461,800	$142,106	$(7,165)	$596,741	$27,414	$(17,616)	$3,721,070
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	1,151,038	147,614	73,469	(6,833)	214,250	20,954	(1,362)	1,384,880
Selling, general and administrative expense	1,321,720	129,099	47,825	(332)	176,592	4,686	(17,988)	1,485,010
Adjusted OIBDA (3)	641,773	185,087	20,812	—	205,899	1,774	1,734	851,180
Depreciation, amortization and accretion expense	427,831	111,433	18,784	—	130,217	1,482	6,515	566,045
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—
(Gain) loss on asset disposals and exchanges, net	8,407	344	323	—	667	(76)	25	9,023
Operating income (loss)	205,535	73,310	1,705	—	75,015	368	(4,806)	276,112

Total assets	5,818,559	1,461,544	117,535	—	1,579,079	22,092	234,756	7,654,486
Capital expenditures	$379,692	$81,338	$14,111	$—	$95,449	$979	$10,018	$486,138

(1)               Represents Suttle-Straus and, as of September 23, 2011, Airadigm.  See Note 6 — Acquisitions, Divestitures and Exchanges for additional information related to Airadigm.

(2)               Consists of corporate operations, intercompany eliminations between U.S. Cellular, TDS Telecom and corporate operations.

(3)               Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals and exchanges (if any); and the loss on impairment of assets (if any). Adjusted OIBDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. This amount may also be commonly referred to by management as operating cash flow. This amount should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows. Adjusted OIBDA excludes the net gain or loss on asset disposals and exchanges and loss on impairment of assets (if any), in order to show operating results on a more comparable basis from period to period. TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual. Accordingly you should be aware that TDS may incur such amounts in the future.

16.       Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

TDS

	Nine Months Ended
	September 30,
(Dollars and shares in thousands)	2011	2010

Common Shares withheld	—	—
Special Common Shares withheld (1)	5	—

Aggregate value of Common Shares withheld	$—	$—
Aggregate value of Special Common Shares withheld	167	—

Cash receipts upon exercise of stock options	$1,462	$1,183
Cash disbursements for payment of taxes (2)	(60)	—
Net cash receipts from exercise of stock options and vesting of other stock awards	$1,402	$1,183

U.S. Cellular

	Nine Months Ended
	September 30,
(Dollars and shares in thousands)	2011	2010

Common Shares withheld (1)	120	269

Aggregate value of Common Shares withheld	$5,942	$11,597

Cash receipts upon exercise of stock options	$5,258	$2,621
Cash disbursements for payment of taxes (2)	(3,503)	(1,883)
Net cash receipts from exercise of stock options and vesting of other stock awards	$1,755	$738

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

TDS declared and paid dividends of $36.5 million or $0.3525 per share during the nine months ended September 30, 2011.  TDS declared and paid dividends of $35.5 million or $0.3375 per share in the nine months ended September 30, 2010.

17.       Subsequent Events

On August 7, 2011 the Board of Directors of TDS approved certain amendments to the TDS certificate of incorporation (“Charter Amendments”).  These include (a) a Share Consolidation Amendment to reclassify TDS Special Common Shares as TDS Common Shares on a one-for-one basis, (b) a Vote Amendment to fix the percentage voting power in matters other than the election of directors of the Series A Common Shares and of the Common Shares (including the Special Common Shares that will be reclassified as Common Shares) at the aggregate percentage voting power of the Series A Common Shares and Common Shares immediately prior to the effective time of the Share Consolidation Amendment; and (c) an Ancillary Amendment to eliminate obsolete and inoperative provisions relating to Tracking Stock which has never been issued and series of Preferred Shares that are no longer outstanding.  None of the Share Consolidation Amendment, the Vote Amendment or the Ancillary Amendment will be effected if any of the other Charter Amendments are not approved or effected.  The effectiveness of the Charter Amendments is subject to approval of the Charter Amendments by TDS shareholders and certain other conditions.  If approved and effected, each outstanding Special Common Share will be reclassified as one Common Share and the Special Common Shares will cease to exist and cease to be outstanding.  The Charter Amendments are more fully described in TDS’ Definitive Proxy Statement that was filed with the SEC on August 31, 2011 relating to a Special Meeting of Shareholders on October 6, 2011 to consider approval of the Charter Amendments.

TDS did not have sufficient votes for approval of the Charter Amendments on October 6, 2011 and, accordingly, adjourned this meeting until October 20, 2011 to solicit additional votes.  On October 19, 2011, the TDS Board of Directors announced that it is considering changes to the Charter Amendments referred to above.  Accordingly, the adjourned meeting on October 20, 2011 was further adjourned until November 15, 2011.  If the TDS Board of Directors determines to make any changes to the Charter Amendments, it will circulate a proxy supplement and may again adjourn the meeting on November 15, 2011 to a later date to permit shareholders to consider the revised proposals.  TDS may also change the record date in such event.  There is no assurance that the TDS Board of Directors will make any changes to the Charter Amendments.  If the TDS Board of Directors determines not to make any changes to the Charter Amendments, TDS may hold a shareholder vote for Charter Amendments on November 15, 2011.

At September 30, 2011, TDS has deferred $5.7 million of fees incurred related to the Charter Amendments. These amounts are included in Other assets and deferred charges in the Consolidated Balance Sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services in 36 states to approximately 5.9 million wireless customers and 1.1 million wireline equivalent access lines at September 30, 2011. TDS conducts substantially all of its wireless operations through its 84%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) operations under its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its majority-owned subsidiary, Suttle-Straus, Inc. which represents a small portion of TDS’ operations.  On September 23, 2011, TDS acquired 63% of Airadigm Communications, Inc. (“Airadigm”).  Airadigm is a Wisconsin-based wireless service provider.  Airadigm operates independently from U.S. Cellular and at this time, there are no plans to combine the operations of these subsidiaries.  Airadigm’s financial results were not significant to TDS’ operations in the three or nine months ended September 30, 2011.

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

U.S. Cellular

U.S. Cellular provides wireless telecommunications services to approximately 5.9 million customers in five geographic market areas in 26 states. As of September 30, 2011, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.7%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

Financial and operating highlights in the nine months ended September 30, 2011 included the following:

•                  Total customers were 5,932,000 at September 30, 2011, including 5,621,000 retail customers.

•                  On October 1, 2010, U.S. Cellular launched The Belief Project which introduced several innovative service offerings including no contract after the first contract; simplified national rate plans; a loyalty rewards program; overage protection, caps and forgiveness; a phone replacement program; and discounts for paperless billing and automatic payment. As of September 30, 2011, 2.8 million new and existing customers had subscribed to the new Belief Plans, up from 2.3 million as of June 30, 2011.

•                  Retail customer net losses were 112,000 in 2011 compared to net additions of 6,000 in 2010.  In the postpaid category, there was a net loss of 97,000 in 2011 compared to a net loss of 56,000 in 2010. Prepaid net losses were 15,000 in 2011 compared to net additions of 62,000 in 2010.

•                  Postpaid customers comprised approximately 95% of U.S. Cellular’s retail customers as of September 30, 2011. The postpaid churn rate improved to 1.4% in 2011 compared to 1.5% in 2010.

•                  Postpaid customers on smartphone service plans increased to 26% as of September 30, 2011 compared to 12% as of September 30, 2010. Smartphones represented 41% of all devices sold in 2011 compared to 19% in 2010.

•                  Service revenues of $3,023.8 million increased $102.7 million year-over-year, primarily due to increases in inbound roaming revenues and eligible telecommunications carrier (“ETC”) revenues.

•                  Additions to Property, plant and equipment totaled $506.1 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 4% year-over-year to 7,828.

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

•                  On May 9, 2011, U.S. Cellular paid $24.6 million in cash to purchase the remaining ownership interest in a wireless business in which it previously held a noncontrolling interest.  In connection with this transaction, U.S. Cellular recognized a gain of $13.4 million.  See Note 6 — Acquisitions, Divestitures and Exchanges for additional details.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•                  Relative ability to attract and retain customers in a competitive marketplace in a cost effective manner;

•                  The Belief Project, which is intended to accelerate growth and have a positive impact on long-term profitability by increasing postpaid gross additions over the next several years and by contributing to incremental growth in average revenue per customer and improvement of U.S. Cellular’s already low postpaid churn rate;

•                  Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

•                  A shift in the mix of new customer additions in the wireless industry from postpaid to prepaid customers, who generally generate lower average monthly service revenue per customer;

•                  Rapid growth in the demand for new data devices and services which may result in increased cost of equipment sold and other operating expenses and the need for additional investment in network capacity;

•                  Increased competition in the wireless industry, including potential reductions in pricing for products and services overall and impacts associated with the expanding presence of carriers offering low-priced, unlimited prepaid service, and emerging fourth generation technologies such as Long-term Evolution (“LTE”) and WiMax;

•                  Increasing penetration in the wireless industry, requiring U.S. Cellular to grow revenues primarily from selling additional products and services to its existing customers, increasing the number of multi-device users among its existing customers, increasing data products and services and attracting wireless customers switching from other wireless carriers;

•                  Continued growth in revenues and costs related to data products and services and lower growth or declines in revenues from voice services;

•                  Effects on industry competition of ongoing industry consolidation;

•                  Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion and potential benefits of the multi-year initiatives described above;

•                  Continued enhancements to U.S. Cellular’s wireless networks to meet the rapid increase in demand for data services from its customers. These enhancements include expansion of its current network and an upgrade to LTE technology with attendant costs and risks;

•                  Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission (“FCC”), including uncertainty relating to the impacts on universal service funding, intercarrier compensation and other matters of the Connect America Fund & Intercarrier Compensation Reform Order and Further Notice of Proposed Rulemaking issued by the FCC on October 27, 2011;

•                 The FCC’s adoption of mandatory roaming rules which will be of assistance in the negotiation of data roaming agreements with other wireless operators in the future; and

•                  Arrangements between manufacturers of wireless devices and other carriers that preclude or delay U.S. Cellular’s access to devices desired by customers.

See “Results of Operations—Wireless.”

2011 Wireless Estimates

U.S. Cellular’s current estimates of full-year 2011 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of U.S. Cellular’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended September 30, 2011. Such forward-looking statements should not be assumed to be accurate as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	Current Estimates	Previous Estimates (1)
Service revenues	$4,000-$4,100 million	Unchanged
Operating income (2)(3)	$230-$305 million	$210-$285 million
Depreciation, amortization and accretion expenses, losses on asset disposals and exchanges and impairment of assets (2)	Approx. $590 million	Unchanged
Adjusted OIBDA (3)(4)	$820-$895 million	$800-$875 million
Capital expenditures (3)	$750-$800 million	Unchanged

(1)          The 2011 Estimated Results as disclosed in TDS’ Quarterly Report on Form 10-Q for the period ended June 30, 2011.

(2)          The 2011 Estimated Results do not include any estimate for losses on impairment of assets since these cannot be predicted.

(3)          This guidance is based on U.S. Cellular’s current operations, which include a multi-year deployment of LTE technology commencing in 2011. As customer demand for data services increases, and competitive conditions in the wireless industry evolve, such as the rate of deployment of LTE technology by other carriers, the timing of U.S. Cellular’s deployment of LTE and the timing of other capital expenditures could change. These factors could affect U.S. Cellular’s estimated capital expenditures and operating expenses in 2011.

(4)          Adjusted OIBDA is defined as Operating income excluding the effects of: Depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals and exchanges (if any); and the loss on impairment of assets (if any). This measure also may be commonly referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic conditions and competition in the markets served by U.S. Cellular have created a challenging business environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of wireless devices and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi-device users among its existing customers, and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

TDS Telecom

TDS Telecom provides high-quality telecommunications and related services—including voice, broadband, video and hosted and managed services—in its chosen markets serving both residential and commercial customers.  TDS Telecom’s business plan is designed as a full-service telecommunications company, including both ILEC and CLEC operations.  An ILEC is an incumbent local exchange telephone company that formerly had the exclusive right and responsibility to provide local transmission and switching services in its designated service territory.  CLEC depicts companies that enter the operating areas of incumbent local exchange telephone companies to offer local exchange and other telephone services. TDS Telecom’s strategy encompasses many components, including:

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

Financial and operating highlights in the nine months ended September 30, 2011 included the following:

•                  Overall equivalent access lines served by TDS Telecom as of September 30, 2011 decreased 2% to 1,085,100 compared to September 30, 2010. Equivalent access lines are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity.  A physical access line is an individual circuit connecting a customer to a telephone company’s central office facilities. Each digital subscriber line (“DSL”) is treated as an equivalent access line in addition to a voice line that may operate on the same copper loop.

•                  Operating revenues grew 2% to $608.6 million compared to 2010 primarily due to an increase in revenues from hosted and managed services and increased ILEC data customers, partially offset by lower revenues due to a decline in ILEC and CLEC physical access lines.

•                  Operating expenses increased 1% to $525.3 million compared to 2010 primarily due to acquisitions and growth of hosted and managed services.  These increases were mostly offset by lower network costs, discrete items including an asset loss in 2010 and the related insurance proceeds received in 2011, the refund of certain prior year regulatory contributions and the settlement of a legal dispute.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

•                  Continued increases in high-speed data customers;

•                  Expansion of terrestrial TV to additional markets;

•                  Continued focus on customer retention programs, including discounting for “triple-play” bundles including voice, DSL and satellite TV;

•                  Continued focus on cost-reduction initiatives through product cost improvement and process efficiencies;

•                  Potential acquisitions by TDS Telecom of hosted and managed services businesses and other telecommunication companies;

•                  The Federal government’s disbursement of broadband stimulus funds to bring broadband to rural customers;

•                  Continued declines in physical access lines in service related to voice lines and second lines;

•                  Effects of recent industry consolidation on competition;

•                  Uncertainty related to various rulemaking proceedings currently underway at the FCC, including uncertainty related to the impacts on universal service funding, intercarrier compensation and other matters of the Connect America Fund & Intercarrier Compensation Reform Order and Further Notice of Proposed Rulemaking issued by the FCC on October 27, 2011;

•                  Continued increases in competition from wireless and other wireline providers (other CLECs and cable providers) and technologies such as Voice over Internet Protocol (“VoIP”), and emerging fourth generation technologies such as LTE and WiMax; and

•                  Continued uncertainty related to current economic conditions and the challenging business environment.

See “Results of Operations—Wireline.”

FCC Regulatory Developments

On October 27, 2011, the FCC adopted the Connect America Fund & Intercarrier Compensation Reform Order and Further Notice of Proposed Rulemaking.  This order and notice of proposed rulemaking could impact universal service funding, intercarrier compensation and other matters.  TDS will review the order and notice of proposed rulemaking after it is issued. At this time, TDS is uncertain as to how this will ultimately impact the Company’s financial position, results of operations, and cash flows.

On November 1, 2011, TDS received a subpoena from the FCC’s Office of Inspector General requesting information regarding receipt of Federal Universal Service Fund support.  TDS will provide the information requested and intends to fully cooperate with regard to the request.  TDS cannot predict any action that may be taken as a result of the request.

2011 Wireline Estimates

TDS Telecom’s current estimates of full-year 2011 results are shown below.  Such forward-looking statements should not be assumed to be accurate as of any future date.  Such estimates represent TDS Telecom’s view as of the filing date of TDS’ Form 10-Q for the quarterly period ended September 30, 2011.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

	Current Estimates	Previous Estimates (1)
ILEC and CLEC Operations:
Operating revenues	$800-$830 million	Unchanged
Operating income (2)	$85-$115 million	Unchanged
Depreciation, amortization and accretion expenses and losses on asset disposals (2)	Approx. $185 million	Unchanged
Adjusted OIBDA (3)	$270-$300 million	Unchanged
Capital expenditures (4)	$175-$200 million	Unchanged

(1)          The 2011 Estimated Results as disclosed in TDS’ Quarterly Report on Form 10-Q for the period ended June 30, 2011.

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

(4)          The capital expenditure guidance does not include federal grants of $105.1 million awarded to TDS Telecom through the Broadband Stimulus program under the American Recovery and Reinvestment Act for 44 projects to be completed between 2011 and 2015.

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

Cash Flows and Investments

As of September 30, 2011, TDS and its subsidiaries had the following: Cash and cash equivalents totaling $599.5 million; Short-term investments in the form of U.S. treasury securities, corporate notes and certificates of deposit aggregating $249.8 million; Long-term investments in the form of U.S. treasury securities and corporate notes of $85.7 million; and borrowing capacity under their revolving credit facilities of $699.6 million.  Also, during the nine months ended September 30, 2011, TDS and its subsidiaries generated $973.3 million of Cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial liquidity and financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

In May 2011, U.S. Cellular issued $342 million of 6.95% senior notes due 2060.  The net proceeds of such offering were used to redeem $330 million of U.S. Cellular’s 7.5% senior notes due 2034 in June 2011, which represents the entire outstanding amount of such notes.  The redemption price of the 7.5% senior notes was equal to 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon until the redemption date.

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

RESULTS OF OPERATIONS — CONSOLIDATED

Nine Months Ended September 30,	2011	2010	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$3,243,713	$3,114,531	$129,182	4%
TDS Telecom	608,618	596,741	11,877	2%
All other (1)	11,413	9,798	1,615	16%
Total operating revenues	3,863,744	3,721,070	142,674	4%
Operating expenses
U.S. Cellular	2,979,249	2,908,996	70,253	2%
TDS Telecom	525,336	521,726	3,610	1%
All other (1)	16,007	14,236	1,771	12%
Total operating expenses	3,520,592	3,444,958	75,634	2%
Operating income (loss)
U.S. Cellular	264,464	205,535	58,929	29%
TDS Telecom	83,282	75,015	8,267	11%
All other (1)	(4,594)	(4,438)	(156)	(4)%
Total operating income	343,152	276,112	67,040	24%
Other income and (expenses)
Equity in earnings of unconsolidated entities	64,031	75,047	(11,016)	(15)%
Interest and dividend income	6,916	7,900	(984)	(12)%
Gain on investment	26,103	—	26,103	N/M
Interest expense	(94,184)	(86,520)	(7,664)	(9)%
Other, net	1,501	(2,557)	4,058	>100%
Total other income (expenses)	4,367	(6,130)	10,497	>100%

Income before income taxes	347,519	269,982	77,537	29%
Income tax expense	95,264	99,904	(4,640)	(5)%

Net income	252,255	170,078	82,177	48%
Less: Net income attributable to noncontrolling interests, net of tax	(45,503)	(38,373)	(7,130)	(19)%
Net income attributable to TDS shareholders	206,752	131,705	75,047	57%
Preferred dividend requirement	(37)	(37)	—	—
Net income available to common shareholders	$206,715	$131,668	$75,047	57%

Basic earnings per share attributable to TDS shareholders	$1.99	$1.25	$0.74	59%
Diluted earnings per share attributable to TDS shareholders	$1.98	$1.24	$0.74	60%

N/M — Not meaningful

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

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $43.7 million and $49.5 million to Equity in earnings of unconsolidated entities in 2011 and 2010, respectively.  The remaining change resulted from decreases in net income from other equity interests.

Gain on investment

Included in Gain on investment of $26.1 million is a gain from TDS’ acquisition of 63% of Airadigm in September 2011 and the adjustment of a pre-existing noncontrolling interest for which U.S. Cellular purchased the remaining interest in May 2011, as more fully described in Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements.

Interest expense

The 2011 increase in interest expense was primarily the result of recognizing in the Consolidated Statement of Operations $15.4 million of previously capitalized debt issuance costs related to senior notes redeemed in May and June 2011, as described more fully in Note 9 — Debt.  This increase was partially offset by increases in capitalized interest on projects related to network and system enhancements and lower interest rates on outstanding debt.

Income tax expense

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in Income tax expense and the overall effective tax rate on Income before income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income or loss.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Net income attributable to U.S. Cellular noncontrolling interests, net of tax
Noncontrolling public shareholders’	$(28,477)	$(22,958)
Noncontrolling shareholders’ or partners’	(17,026)	(15,415)
	$(45,503)	$(38,373)

RESULTS OF OPERATIONS — WIRELESS

TDS provides wireless telephone service through U.S. Cellular, an 84%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of September 30, (1)	2011	2010
Total market population of consolidated operating markets (2)	46,888,000	46,546,000
Customers (3)	5,932,000	6,103,000
Market penetration (2)	12.7%	13.1%
Total employees (4)	8,865	9,163
Cell sites in service	7,828	7,524
Smartphone penetration (9)(10)	26.2%	12.1%

For the Nine Months Ended September 30, (5)	2011	2010
Gross customer additions	849,000	1,045,000

Net postpaid customer (losses)	(97,000)	(56,000)
Net prepaid customer additions (losses)	(15,000)	62,000
Net retail customer additions (losses) (6)	(112,000)	6,000
Net customer (losses) (6)	(145,000)	(38,000)
Postpaid churn rate (8)	1.4%	1.5%
Total ARPU (7)	$56.02	$52.90
Billed ARPU (7)	$48.25	$46.99
Postpaid ARPU (7)	$51.82	$50.70
Smartphones sold as a percent of total devices sold (9)	40.6%	18.8%

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

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers. For comparison purposes, total market population and penetration related to all consolidated markets in which U.S. Cellular owns an interest were 91,965,000 and 6.5%, and 90,468,000 and 6.8%, as of September 30, 2011 and 2010, respectively.

(3)          U.S. Cellular’s customer base consists of the following types of customers:

	September 30,
	2011	2010
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,322,000	5,426,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	299,000	324,000
Total retail customers	5,621,000	5,750,000

End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	311,000	353,000
Total customers	5,932,000	6,103,000

(4)          Total employees includes 1,024 and 1,057 part-time employees for 2011 and 2010, respectively.

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

(7)          Management uses these measurements to assess the amount of revenue that U.S. Cellular generates each month on a per customer basis:

Total ARPU — Average monthly service revenue per customer includes retail service, inbound roaming and other service revenues and is calculated by dividing total service revenues by the number of months in the period and by the average total customers during the period.  The average total customers during the nine months ended September 30, 2011 and 2010 were 5,997,000 and 6,135,000, respectively.

Billed ARPU — Average monthly billed revenue per customer is calculated by dividing total retail service revenues by the number of months in the period and by the average total customers during the period.  Retail service revenues include revenues attributable to postpaid, prepaid and reseller customers. The average total customers during the nine months ended September 30, 2011 and 2010 were 5,997,000 and 6,135,000, respectively.

Postpaid ARPU — Average monthly revenue per postpaid customer is calculated by dividing total retail service revenues from postpaid customers by the number of months in the period and by the average postpaid customers during the period.  The average postpaid customers during the nine months ended September 30, 2011 and 2010 were 5,371,000 and 5,456,000, respectively.

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

(8)          Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month. This amount represents the average postpaid churn rate for the nine months of the respective year.

(9)          Smartphones represent wireless devices which run on a Blackberry®, Windows Mobile or Android operating system.

(10)    Smartphone penetration is calculated by dividing postpaid customers on smartphone service plans by total postpaid customers.

Components of Operating Income

Nine Months Ended September 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Retail service	$2,604,431	$2,594,641	$9,790	—
Inbound roaming	254,956	185,745	69,211	37%
Other	164,365	140,701	23,664	17%
Service revenues	3,023,752	2,921,087	102,665	4%
Equipment sales	219,961	193,444	26,517	14%
Total operating revenues	3,243,713	3,114,531	129,182	4%

System operations (excluding Depreciation, amortization and accretion reported below)	687,256	638,677	48,579	8%
Cost of equipment sold	556,465	512,361	44,104	9%
Selling, general and administrative	1,309,688	1,321,720	(12,032)	(1)%
Depreciation, amortization and accretion	431,581	427,831	3,750	1%
(Gain) loss on asset disposals and exchanges, net	(5,741)	8,407	(14,148)	>(100)%
Total operating expenses	2,979,249	2,908,996	70,253	2%
Operating income	$264,464	$205,535	$58,929	29%

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

Billed ARPU increased to $48.25 in 2011 from $46.99 in 2010. This overall increase reflects an increase in Postpaid ARPU to $51.82 in 2011 from $50.70 in 2010, reflecting increases in revenues from data products and services.

The average number of customers decreased to 5,997,000 in 2011 from 6,135,000 in 2010, driven primarily by reductions in postpaid and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

Inbound roaming revenues

Inbound roaming revenues increased by $69.2 million, or 37%, in 2011 compared to 2010. The growth was driven primarily by an increase in revenues from data roaming.

Other revenues

Other revenues increased by $23.7 million, or 17%, primarily due to an increase in ETC revenues. ETC revenues recorded in 2011 were $120.6 million compared to $100.5 million in 2010, reflecting expanded eligibility in certain states and revisions to amounts received in prior years as determined by the Universal Service Administrative Company.

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices (handsets, modems and tablets) and related accessories to both new and existing customers, as well as revenues from sales of devices and accessories to agents. All Equipment sales revenues are recorded net of rebates.

U.S. Cellular strives to offer a competitive line of quality wireless devices to both new and existing customers. U.S. Cellular’s customer acquisition and retention efforts include offering new devices to customers at discounted prices; in addition, customers on the Belief Plans receive loyalty reward points that may be used to purchase a new device or accelerate the timing of a customer’s eligibility for a device upgrade at promotional pricing. U.S. Cellular also continues to sell devices to agents; this practice enables U.S. Cellular to provide better control over the quality of devices sold to its customers, establish roaming preferences and earn volume discounts from device manufacturers which are passed along to agents. U.S. Cellular anticipates that it will continue to sell devices to agents in the future.

The increase in 2011 Equipment sales revenues was driven by an increase of 21% in average revenue per device sold, partially offset by a decline of 5% in total devices sold. Average revenue per device sold increased due to a shift in the mix of units sold to higher priced smartphones.

Total operating revenues — Loyalty reward program impact

U.S. Cellular follows the deferred revenue method of accounting for its loyalty reward program, which launched on October 1, 2010. Under this method, revenue allocated to loyalty reward points is deferred and recognized at the time the loyalty reward points are used or redeemed.  The deferred revenue related to the loyalty reward program is included in Customer deposits and deferred revenues (a current liability account) in the Consolidated Balance Sheet.  For the nine months ended September 30, 2011, deferred revenues related to the loyalty reward program increased $24.6 million, from $7.1 million at December 31, 2010 to $31.7 million at September 30, 2011.  This net change for the period is comprised of deferred revenues of $31.0 million related to loyalty reward points awarded to customers, offset by a decrease of $6.4 million attributable to loyalty rewards points redeemed or used.  Equipment sales revenues of $4.1 million and Retail service revenues of $2.3 million were recognized in the nine months ended September 30, 2011 related to redemption or usage of loyalty reward points.  Since this program was introduced on October 1, 2010 in conjunction with The Belief Project, it had no impact on financial results for the nine months ended September 30, 2010.

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

Key components of the overall increase in System operations expenses were as follows:

•                  Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $33.5 million, or 22%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

•                  Maintenance, utility and cell site expenses increased $15.5 million, or 6%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,828 at September 30, 2011 and 7,524 at September 30, 2010, as U.S. Cellular continued to expand and enhance coverage in its existing markets.  Expenses also increased to support rapidly growing data needs.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage.

Cost of equipment sold

Cost of equipment sold increased by $44.1 million, or 9%, in 2011 compared to 2010. The increase was driven by a 12% increase in the average cost per device sold, which reflected a shift in the mix of units sold to higher priced smartphones. The impact of higher average cost per unit sold was partially offset by a 5% decline in total wireless devices sold.

U.S. Cellular’s loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $336.5 million and $318.9 million for 2011 and 2010, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices such as smartphones and tablets to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers.

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

Selling, general and administrative expenses in 2011 decreased primarily due to a decrease of $9.1 million or 2% in selling and marketing expenses. This was driven primarily by lower commissions expense due to fewer transactions.

For the full year 2011, U.S. Cellular expects Selling, general and administrative expenses to be relatively flat on a year-over-year basis.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased primarily due to an increase in the gross Property, plant and equipment balances from 2010 to 2011.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

(Gain) loss on asset disposals and exchanges, net

On September 30, 2011, U.S. Cellular completed an exchange whereby U.S. Cellular received eighteen 700 MHz spectrum licenses in exchange for two PCS spectrum licenses.  The exchange of licenses will provide U.S. Cellular with additional spectrum to meet anticipated future capacity and coverage requirements in several of its markets.  No cash, customers, network assets or other assets or liabilities were included in the exchange.  As a result of this transaction, U.S. Cellular recognized a gain of $11.8 million. See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS — WIRELINE

TDS Telecom served 1,085,100 equivalent access lines at September 30, 2011, a net decrease of 27,400 lines from the 1,112,500 equivalent access lines served at September 30, 2010.

Acquisitions consist of two companies that provide hosted and managed services, including collocation, dedicated hosting, Internet and virtual computing services, acquired in 2010, and one company that provides hosted application management and managed IT hosting services acquired in July of 2011.  The operations of these companies are included in the ILEC operations.

The following table summarizes operating data for TDS Telecom’s ILEC and CLEC operations:

As of September 30,	2011	2010	Change
ILEC
Equivalent access lines	762,500	773,800	(11,300)
Physical access lines	490,200	517,000	(26,800)
High-speed data customers	239,000	225,400	13,600
ManagedIP stations	5,800	3,100	2,700
Long-distance customers	373,300	370,800	2,500

CLEC
Equivalent access lines	322,600	338,700	(16,100)
High-speed data customers	30,200	33,900	(3,700)
ManagedIP stations	33,600	20,300	13,300

TDS Telecom

Components of Operating Income

Nine months ended September 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Operating revenues
ILEC revenues	$480,109	$461,800	$18,309	4%
CLEC revenues	135,935	142,106	(6,171)	(4)%
Intra-company elimination	(7,426)	(7,165)	(261)	(4)%
TDS Telecom operating revenues	608,618	596,741	11,877	2%

Operating expenses
ILEC expenses	399,633	388,490	11,143	3%
CLEC expenses	133,129	140,401	(7,272)	(5)%
Intra-company elimination	(7,426)	(7,165)	(261)	(4)%
TDS Telecom operating expenses	525,336	521,726	3,610	1%

TDS Telecom operating income	$83,282	$75,015	$8,267	11%

ILEC Operations

Components of Operating Income

				Percentage
Nine months ended September 30,	2011	2010	Change	Change
(Dollars in thousands)
Voice revenues	$128,811	$135,659	$(6,848)	(5)%
Data revenues	121,055	92,764	28,291	30%
Network access revenues	200,419	203,925	(3,506)	(2)%
Miscellaneous revenues	29,824	29,452	372	1%
Total operating revenues	480,109	461,800	18,309	4%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	157,051	147,614	9,437	6%
Selling, general and administrative expenses	124,178	129,099	(4,921)	(4)%
Depreciation, amortization and accretion	117,836	111,433	6,403	6%
Loss on asset disposals, net	568	344	224	65%
Total operating expenses	399,633	388,490	11,143	3%

Total operating income	$80,476	$73,310	$7,166	10%

Operating Revenues

Voice revenues (charges for providing local telephone exchange and long-distance services).

The decrease in Voice revenues in 2011 was primarily due to a 5% decline in average physical access lines in service which negatively impacted revenues by $5.8 million.

Data revenues (charges for providing Internet, hosted and managed services and other data related services).

Acquisitions increased Data revenues $21.9 million in 2011.  Hosted and managed services comprised 25% of Data revenues for the nine months ended September 30, 2011. Growth in average high-speed data customers of 6% increased revenues $5.0 million.  Growth in hosted and managed services and other premium data services increased Data revenues $2.5 million.

Network access revenues (compensation from other telecommunication carriers for carrying long-distance traffic on TDS Telecom’s local telephone network and for local interconnection).

Network access revenues decreased $3.1 million due to an 9% decline in intra-state minutes of use and $1.3 million due to declines in revenues received through inter-state regulatory recovery mechanisms.  Partially offsetting these decreases were $1.7 million of increases in revenues received from changes in participation in state Universal Service Funding programs.

Miscellaneous revenues (charges for providing terrestrial video and selling direct broadcast satellite service and leasing, selling, installing and maintaining customer premise equipment as well as for other miscellaneous services).

Miscellaneous revenues increased $3.0 million due to increases in satellite TV and terrestrial video subscribers and changes in promotions of those services.  A $2.5 million decrease in business equipment sales partially offset these increases.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Acquisitions increased cost of services and products $11.0 million in 2011.  Partially offsetting this increase was $3.3 million of reduced network costs primarily resulting from improved circuit infrastructure and traffic routing.

Selling, general and administrative expenses

Discrete items including an asset loss recorded in 2010 and the related insurance proceeds received in 2011, the refund of certain prior year regulatory contributions and the settlement of a legal dispute reduced Selling, general and administrative expenses $9.4 million in 2011.  Acquisitions increased Selling, general and administrative expenses $5.9 million in 2011.

Depreciation, amortization and accretion expense

Acquisitions increased Depreciation, amortization and accretion expense $6.2 million in 2011.

CLEC Operations

Components of Operating Income

				Percentage
Nine months ended September 30,	2011	2010	Change	Change
(Dollars in thousands)
Retail revenues	$122,004	$127,300	$(5,296)	(4)%
Wholesale revenues	13,931	14,806	(875)	(6)%
Total operating revenues	135,935	142,106	(6,171)	(4)%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	68,694	73,469	(4,775)	(6)%
Selling, general and administrative expenses	47,719	47,825	(106)	—
Depreciation, amortization and accretion	16,526	18,784	(2,258)	(12)%
Loss on asset disposals, net	190	323	(133)	(41)%
Total operating expenses	133,129	140,401	(7,272)	(5)%

Total operating income	$2,806	$1,705	$1,101	65%

Operating Revenues

Retail revenues (charges to CLEC customers for the provision of direct telecommunication services).

Average CLEC equivalent access lines in service decreased 5% from 2010, decreasing retail revenues $5.3 million.  Residential equivalent access lines decreased 24% as the CLEC operation continues to implement its strategic shift towards serving primarily a commercial customer base.

Wholesale revenues (charges to other carriers for utilizing TDS Telecom’s network infrastructure).

The decline in wholesale revenues in 2011 was primarily driven by a 11% reduction in minutes of use.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased in 2011 due to a $4.4 million reduction in purchased network services, primarily caused by the decrease in the residential customer base.

Selling, general and administrative expenses

Selling, general and administrative expenses were relatively unchanged in 2011 as increases in payroll related expense were offset by decreases in USF charges and bad debt expense.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense decreased in 2011 primarily due to accelerated depreciation recorded in 2010 on certain equipment due to technological obsolescence as well as certain assets becoming fully depreciated in 2011.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

RESULTS OF OPERATIONS — CONSOLIDATED

Three Months Ended September 30,	2011	2010	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,110,439	$1,060,781	$49,658	5%
TDS Telecom	210,806	202,030	8,776	4%
All other (1)	4,178	3,605	573	16%
Total operating revenues	1,325,423	1,266,416	59,007	5%
Operating expenses
U.S. Cellular	1,008,819	999,422	9,397	1%
TDS Telecom	185,620	177,447	8,173	5%
All other (1)	4,060	4,860	(800)	(16)%
Total operating expenses	1,198,499	1,181,729	16,770	1%
Operating income (loss)
U.S. Cellular	101,620	61,359	40,261	66%
TDS Telecom	25,186	24,583	603	2%
All other (1)	118	(1,255)	1,373	>(100)%
Total operating income	126,924	84,687	42,237	50%
Other income and (expenses)
Equity in earnings of unconsolidated entities	22,053	24,147	(2,094)	(9)%
Interest and dividend income	2,199	2,785	(586)	(21)%
Gain on investment	12,730	—	12,730	N/M
Interest expense	(22,258)	(28,297)	6,039	21%
Other, net	115	(438)	553	>(100)%
Total investment and other income (expense)	14,839	(1,803)	16,642	>(100)%

Income before income taxes	141,763	82,884	58,879	71%
Income tax expense	53,545	29,354	24,191	82%

Net income	88,218	53,530	34,688	65%
Less: Net income attributable to noncontrolling interests, net of tax	(16,924)	(12,111)	(4,813)	(40)%
Net income attributable to TDS shareholders	71,294	41,419	29,875	72%
Preferred dividend requirement	(12)	(12)	—	—
Net income available to common shareholders	$71,282	$41,407	$29,875	72%

Basic earnings per share attributable to TDS shareholders	$0.69	$0.39	$0.30	77%
Diluted earnings per share attributable to TDS TDS shareholders	$0.68	$0.39	$0.29	74%

N/M — Not meaningful

(1)          Consists of other corporate operations, intercompany eliminations between U.S. Cellular, TDS Telecom and corporate investments.

Operating Revenues and Expenses

See “Results of Operations — Wireless” and “Results of Operations — Wireline” below for factors that affected consolidated Operating Revenues and Expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the LA Partnership contributed $16.6 million and $16.1 million to Equity in earnings of unconsolidated entities in 2011 and 2010, respectively.  The remaining change resulted from decreases in net income from other equity interests.

Gain on investment

Included in Gain on investment is a $12.7 million gain from TDS’ acquisition of 63% of Airadigm in September 2011, as more fully described in Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements.

Interest expense

The 2011 decrease in interest expense was primarily the result of increases in capitalized interest on projects related to network and system enhancements and lower interest rates on outstanding debt.

Income tax expense

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income, the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income or loss and other TDS noncontrolling interests.

	Three Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular
Noncontrolling public shareholders’	$(10,112)	$(6,711)
Noncontrolling shareholders’ or partners’	(6,812)	(5,400)
	$(16,924)	$(12,111)

RESULTS OF OPERATIONS — WIRELESS

Three Months Ended September 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)
Retail service	$871,199	$865,766	$5,433	1%
Inbound roaming	107,810	72,901	34,909	48%
Other	57,600	44,836	12,764	28%
Service revenues	1,036,609	983,503	53,106	5%
Equipment sales	73,830	77,278	(3,448)	(4)%
Total operating revenues	1,110,439	1,060,781	49,658	5%

System operations (excluding Depreciation, amortization and accretion reported below)	241,852	218,021	23,831	11%
Cost of equipment sold	193,491	189,291	4,200	2%
Selling, general and administrative	441,512	446,938	(5,426)	(1)%
Depreciation, amortization and accretion	141,664	143,191	(1,527)	(1)%
(Gain) loss on asset disposals and exchanges, net	(9,700)	1,981	(11,681)	>(100)%
Total operating expenses	1,008,819	999,422	9,397	1%
Operating income	$101,620	$61,359	$40,261	66%

Operating Revenues

Retail service revenues

Retail service revenues increased $5.4 million, or 1%, in 2011 compared to 2010 as the impact of an increase in billed ARPU was mostly offset by a decrease in U.S. Cellular’s average customer base.

•                  Average monthly Retail service revenue per customer increased to $48.82 in 2011 compared to $47.12 in 2010. The net increase resulted primarily from growth in revenues from data products and services.

•                  The average number of customers decreased to 5,948,000 in 2011 from 6,124,000 in 2010, driven by reductions in postpaid, prepaid and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

Inbound roaming revenues

Inbound roaming revenues increased by $34.9 million, or 48% in 2011 compared to 2010. The growth was driven primarily by an increase in revenues from data roaming.

Other revenues

Other revenues increased by $12.8 million, or 48%, primarily due to an increase in ETC revenues.  ETC revenues recorded in 2011 were $42.7 million compared to $30.7 million in 2010, reflecting expanded eligibility in certain states and revisions to amounts received in prior years as determined by the Universal Service Administrative Company.

Equipment sales revenues

The decrease in 2011 Equipment sales revenues was driven by a decrease of 4% in average revenue per handset sold and a decrease of 3% in the total number of handsets sold. Average revenue per device sold decreased due to competitive conditions, despite a shift in the mix of devices sold to smartphones.

Total operating revenues — Loyalty reward program impact

For the three months ended September 30, 2011, deferred revenues related to the loyalty reward program increased $8.3 million, from $23.4 million at June 30, 2011 to $31.7 million at September 30, 2011.  This net change for the period is comprised of deferred revenues of $11.8 million related to loyalty reward points awarded to customers, offset by a decrease of  $3.5 million attributable to loyalty rewards points redeemed or used.  Equipment sales revenues of $2.4 million and Retail service revenues of $1.1 million were recognized in the three months ended September 30, 2011 related to redemption or usage of loyalty reward points.  Since this program was introduced on October 1, 2010 in conjunction with The Belief Project, it had no impact on financial results for the three months ended September 30, 2010.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in System operations expenses were as follows:

•                  Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $14.7 million, or 28%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

•                  Maintenance, utility and cell site expenses increased $7.3 million, or 8%, driven primarily by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,828 at September 30, 2011 and 7,524 at September 30, 2010, as U.S. Cellular continued to expand and enhance coverage in its existing markets. Expenses also increased to support rapidly growing data needs.

Cost of equipment sold

Cost of equipment sold increased slightly in 2011 compared to 2010 due primarily to a shift in the mix of units sold to higher priced smartphones, which resulted in an increase of 3% in average cost per handset sold. This increase was partially offset by a 3% decrease in the total number of handsets sold.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased slightly in 2011 compared to 2010 due primarily to lower commissions and advertising expenses.

(Gain) loss on asset disposals and exchanges, net

On September 30, 2011, U.S. Cellular completed an exchange whereby U.S. Cellular received eighteen 700 MHz spectrum licenses in exchange for two PCS spectrum licenses.  The exchange of licenses will provide U.S. Cellular with additional spectrum to meet anticipated future capacity and coverage requirements in several of its markets.  No cash, customers, network assets or other assets or liabilities were included in the exchange.  As a result of this transaction, U.S. Cellular recognized a gain of $11.8 million. See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS — WIRELINE

TDS Telecom

Components of Operating Income

Three months ended September 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)

Operating revenues
ILEC revenues	$168,287	$157,386	$10,901	7%
CLEC revenues	45,011	47,038	(2,027)	(4)%
Intra-company elimination	(2,492)	(2,394)	(98)	(4)%
TDS Telecom operating revenues	210,806	202,030	8,776	4%

Operating expenses
ILEC expenses	143,226	132,855	10,371	8%
CLEC expenses	44,886	46,986	(2,100)	(4)%
Intra-company elimination	(2,492)	(2,394)	(98)	(4)%
TDS Telecom operating expenses	185,620	177,447	8,173	5%

TDS Telecom operating income	$25,186	$24,583	$603	2%

ILEC Operations

Components of Operating Income

Three months ended September 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)

Voice revenues	$42,725	$45,363	$(2,638)	(6)%
Data revenues	47,905	32,473	15,432	48%
Network access revenues	67,927	69,032	(1,105)	(2)%
Miscellaneous revenues	9,730	10,518	(788)	(7)%
Total operating revenues	168,287	157,386	10,901	7%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	59,528	51,820	7,708	15%
Selling, general and administrative expenses	43,388	43,195	193	—
Depreciation, amortization and accretion	40,085	37,528	2,557	7%
Loss on asset disposals, net	225	312	(87)	(28)%
Total operating expenses	143,226	132,855	10,371	8%

Total operating income	$25,061	$24,531	$530	2%

Operating Revenues

Voice revenues

The decrease in Voice revenues in 2011 was primarily due to a 5% decline in average physical access lines in service which negatively impacted revenues $1.9 million.

Data revenues

Acquisitions increased Data revenues $13.2 million in 2011.  Hosted and managed services comprised 35% of Data revenues for the three months ended September 30, 2011.   Growth of 6% in average high-speed data customers increased revenues $1.6 million.

Network access revenues

Network access revenues decreased $1.1 million due to a 9% decrease in intra-state minutes of use.  Revenues received from changes in participation in state Universal Service Funding programs partially offset the decrease.

Miscellaneous revenues

Miscellaneous revenues decreased $1.5 million due to a decrease in business equipment sales.  This decrease was partially offset by a $0.9 million increase in satellite and video revenues.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Acquisitions increased Cost of services and products $8.0 million in 2011.

Selling, general and administrative expenses

Acquisitions increased Selling, general and administrative expenses $3.0 million in 2011.  Additionally, a discrete item related to the refund of certain prior year regulatory contributions reduced expenses $2.4 million in 2011.

Depreciation, amortization and accretion expense

Acquisitions increased Depreciation, amortization and accretion expense $3.1 million in 2011.

CLEC Operations

Components of Operating Income

Three months ended September 30,	2011	2010	Change	Percentage Change
(Dollars in thousands)

Retail revenues	$40,387	$42,146	$(1,759)	(4)%
Wholesale revenues	4,624	4,892	(268)	(5)%
Total operating revenues	45,011	47,038	(2,027)	(4)%

Cost of services and products (excluding Depreciation, amortization and accretion reported below)	23,193	24,482	(1,289)	(5)%
Selling, general and administrative expenses	15,984	16,309	(325)	(2)%
Depreciation, amortization and accretion	5,597	6,117	(520)	(9)%
Loss on asset disposals, net	112	78	34	44%
Total operating expenses	44,886	46,986	(2,100)	(4)%

Total operating income	$125	$52	$73	>100%

Operating Revenues

Retail revenues

Retail revenues decreased $1.7 million due to a 24% decrease in average residential access lines in service in 2011.

Wholesale revenues

The decrease in Wholesale revenues in 2011 was primarily driven by a 13% decline in minutes of use.

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

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. TDS utilizes cash from its operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities, long-term debt financing and cash on hand to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS’ cash flow activities in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

(Dollars in thousands)	2011	2010
Cash flows from (used in):
Operating activities	$973,265	$764,780
Investing activities	(584,597)	(905,706)
Financing activities	(146,020)	(140,058)
Cash classified as held for sale	(11,237)	—
Net increase (decrease) in cash and cash equivalents	$231,411	$(280,984)

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing operating activities. TDS believes this measure provides useful information to investors regarding TDS’ financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on Cash flows from operating activities:

(Dollars in thousands)	2011	2010
Operating income	$343,152	$276,112
Non-cash items
Depreciation, amortization and accretion	573,897	566,045
Loss on impairment of intangible assets	—	—
(Gain) loss on asset disposals and exchanges, net	(4,970)	9,023
Adjusted OIBDA (1)	$912,079	$851,180

(1)          Adjusted OIBDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted OIBDA is defined as Operating income excluding the effects of: Depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals and exchanges (if any); and the loss on impairment of assets (if any).  This measure also may be commonly referred to by management as operating cash flow.  This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows. See Note 15 — Business Segment Information in the Notes to Consolidated Financial Statements.  Adjusted OIBDA excludes the net gain or loss on asset disposals and exchanges and loss on impairment of assets (if any) in order to show operating results on a more comparable basis from period to period.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.

Cash flows from operating activities in 2011 were $973.3 million, an increase of $208.5 million from 2010. Significant changes included the following:

•                  Adjusted OIBDA, as shown in the table above, increased by $60.9 million primarily due to an increase in U.S. Cellular operating income.  See discussion in the “Results of Operations — Wireless” for factors that affected U.S. Cellular operating income.

•                  Income tax refunds, net of $68.4 million were recorded in 2011 compared to income tax payments, net of $98.1 million in 2010.  Tax refunds of $42.8 million and $30.4 million were received in March and September 2011, respectively, related to the 2010 tax year.  Subject to changes in projected operating results, TDS expects to incur a federal net operating loss during 2011 attributed to 100% bonus depreciation applicable to qualified capital expenditures.   TDS’ future federal income tax liabilities associated with the current benefits being realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  In the 2012 tax year, TDS is permitted to take 50% bonus depreciation on qualified capital expenditures which is expected to reduce federal income tax payments in 2012.  Beginning in 2013, TDS expects federal income tax payments to substantially increase and remain at a higher level for several years as the amount of TDS’ federal tax depreciation deduction substantially decreases as a result of having accelerated depreciation into prior years.  This expectation assumes that federal bonus depreciation provisions are not enacted in future periods that would apply to tax years beyond 2012.  To the extent further federal bonus deprecation provisions are enacted, this expectation will change.

•                  Changes in Inventory required $36.4 million in 2011, and provided $32.6 million in 2010, resulting in an $69.0 million decrease in cash flows.  This change was primarily due to higher inventory levels and a change in inventory mix, resulting in a higher cost per unit.

•                  Changes in Accounts payable provided $69.9 million in 2011, and required $49.0 million in 2010, causing a year-over-year increase in cash flows of $119.0 million.  Changes in Accounts payable were primarily driven by payment timing differences related to network equipment and device purchases.

•                  Changes in Customer deposits and deferred revenues provided $31.2 million and $2.4 million in 2011 and 2010, respectively, resulting in a year-over-year increase in cash flows of $28.8 million.  This change was primarily driven by deferred revenues related to the loyalty reward program at U.S. Cellular.

•                  Changes in other assets and liabilities required $74.7 million and $17.0 million in 2011 and 2010, respectively, causing a year-over-year net decrease in cash flows of $57.7 million.  This was partially driven by decreases in amounts due to agents at U.S. Cellular.

Cash Flows from Investing Activities

TDS makes substantial investments to acquire wireless licenses and properties and to construct, operate and upgrade modern high-quality communications networks, facilities and support systems as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue-enhancing and cost-reducing upgrades to TDS’ networks. Cash flows used for investing activities also represent cash required for the acquisition of properties or licenses.

Cash used for Property, plant and equipment and system development expenditures totaled $643.4 million in 2011 and $486.1 million in 2010. These expenditures were made to provide for data usage growth, to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments.

•                  U.S. Cellular’s capital expenditures totaled $506.1 million in 2011 and $379.7 million in 2010 representing expenditures to construct cell sites, increase capacity in existing cell sites and switches, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

•                  TDS Telecom’s capital expenditures for its ILEC operations totaled $112.6 million in 2011 and $81.3 million in 2010 representing expenditures to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $15.2 million in 2011 and $14.1 million in 2010 for switching and other network facilities.

•                  Corporate and other capital expenditures totaled $9.5 million in 2011 and $11.0 million in 2010.

Cash payments for acquisitions in 2011 and 2010 were as follows:

Cash Payment for Acquisitions (1)	2011	2010
(Dollars in thousands)
U.S. Cellular licenses	$4,406	$10,501
U.S. Cellular business	19,367	—
TDS Telecom business	95,540	17,763
Other	(14,129)	—
Total	$105,184	$28,264

(1)        Cash amounts paid for the acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

TDS invested $101.0 million and $433.8 million, respectively, in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date.  TDS realized proceeds of $268.7 million and $40.8 million in 2011 and 2010 related to the maturities of its investments in U.S. treasuries, corporate notes, and certificates of deposit.  Accordingly, the net impact of this activity was to increase Cash flows from investing activities by $560.7 million on a year-over-year basis.

Cash Flows from Financing Activities

In September 2011, Airadigm paid $32.7 million to the FCC in satisfaction of amounts due pursuant to Airadigm’s plan of reorganization.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to this acquisition.

In May 2011, U.S. Cellular issued $342 million of 6.95% senior notes due 2060, and paid related debt issuance costs of $11.0 million.  The net proceeds from the 6.95% senior notes were used primarily to redeem $330 million of U.S. Cellular’s 7.5% senior notes in June 2011.  The redemption price of the 7.5% senior notes was equal to 100% of the principal amount plus accrued and unpaid interest thereon to the redemption date.

In March 2011, TDS issued $300 million of 7% senior notes due 2060, and paid related debt issuance costs of $9.7 million.  The net proceeds from the 7% senior notes were primarily used to redeem $282.5 million of TDS’ 7.6% Series A notes in May 2011.  The redemption price of the 7.6% Series A notes was equal to 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to the redemption date.

In 2011, TDS repurchased Special Common Shares at an aggregate cost of $21.5 million.  In 2010, TDS repurchased Common and Special Common Shares at an aggregate cost of $50.5 million. Payments for repurchases of U.S. Cellular Common Shares required $62.3 million in 2011 and $40.5 million in 2010.  See Note 12 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Cash Classified as Held for Sale

On May 9, 2011, U.S. Cellular purchased the remaining ownership interest in a wireless business in which it previously held a noncontrolling interest.  The assets and liabilities of this business, including $11.2 million in cash, have been classified as “Cash classified as held for sale”.

Free Cash Flow

The following table presents Free cash flow. TDS believes that Free cash flow as reported by TDS may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after capital expenditures.

Nine Months Ended September 30,	2011	2010
(Dollars in thousands)
Cash flows from operating activities	$973,265	$764,780
Capital expenditures	(643,396)	(486,138)
Free cash flow (1)	$329,869	$278,642

(1)        Free cash flow is defined as Cash flows from operating activities less Capital expenditures. Free cash flow is a non-GAAP financial measure.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, TDS had Cash and cash equivalents, Short-term investments and Long-term investments totaling $935 million, as described in more detail below.

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

Consumer spending significantly impacts TDS’ operations and performance. Factors that influence levels of consumer spending include: unemployment rates, increases in fuel and other energy costs, conditions in residential real estate and mortgage markets, labor and health care costs, access to credit, consumer confidence and other macroeconomic factors. Changes in these and other economic factors could have a material adverse effect on demand for TDS’ products and services and on TDS’ financial condition and results of operations.

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

Cash and Cash Equivalents

At September 30, 2011, TDS had $599.5 million in Cash and cash equivalents, which included cash and short-term, highly liquid investments with original maturities of three months or less. The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At September 30, 2011, TDS’ Cash and cash equivalents were held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At September 30, 2011, TDS had $249.8 million in Short-term investments and $85.7 million in Long-term investments. Short-term and Long-term investments consist of certificates of deposit (short-term only), U.S. treasuries and corporate notes all of which are designated as held-to-maturity investments, and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, TDS’ objective is to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facilities

TDS has a $400 million and U.S. Cellular has a $300 million revolving credit facility available for general corporate purposes.  Amounts under both of the revolving credit facilities may be borrowed, repaid, and reborrowed from time to time until maturity in December 2015.  At September 30, 2011, there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $399.8 million available for use under the TDS revolving credit facility, and there were no outstanding borrowings and $0.2 million of outstanding letters of credit, leaving $299.8 million available for use under the U.S. Cellular revolving credit facility.  In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At September 30, 2011, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

TDS’ and U.S. Cellular’s credit ratings from nationally recognized credit rating agencies were investment grade as of September 30, 2011.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of September 30, 2011 with all of the covenants and requirements set forth in their revolving credit facilities.

Long-Term Financing

During the nine months ended September 30, 2011, TDS issued $300 million of 7% senior notes, and redeemed $282.5 million of 7.6% Series A notes, the entire outstanding amount of such notes.  This redemption occurred on May 2, 2011.  In addition, U.S. Cellular issued $342 million of 6.95% senior notes, and redeemed $330 million of 7.5% senior notes, the entire outstanding amount of such notes.  This redemption occurred on June 20, 2011.  See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional details on these transactions.

TDS and its subsidiaries had the following public debt outstanding as of September 30, 2011:

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

Subsidiaries—U.S. Cellular:

•                  $544,000,000 aggregate principal amount of 6.7% senior notes due December 15, 2033.  U.S. Cellular may redeem such notes, in whole or in part, at any time prior to maturity at a redemption price equal to the greater of (a) 100% of the principal amount of such notes plus accrued and unpaid interest, or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 30 basis points.

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

TDS and its subsidiaries’ long-term debt and indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of September 30, 2011 with all covenants and other requirements set forth in long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2011 and the next four years represent less than 1% of the total long-term debt obligation at September 30, 2011.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2010 and Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.

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

TDS and U.S. Cellular filed shelf registration statements on Form S-3 with the Securities and Exchange Commission (“SEC”) on September 14, 2011 that they can use to issue senior debt securities that can be used for general corporate purposes, including financing the redemption of any of the above existing debt.  Under such shelf registration statements, TDS is permitted, at any time and from time to time, to sell senior debt securities in one or more offerings in an indeterminate amount and U.S. Cellular is permitted, at any time and from time to time, to sell senior debt securities in one or more offerings up to an aggregate principal amount of $500 million.  Because TDS is a “well-known seasoned issuer” as defined in Rule 405 under the Securities Act of 1933, as amended, its registration statement became automatically effective upon filing with the SEC and registered an indeterminate amount of debt securities.  U.S. Cellular’s registration statement became effective on September 21, 2011.  Their ability to complete an offering pursuant to such shelf registration statements will be dependent on market conditions and other factors at the time.

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

TDS Telecom’s capital expenditures for 2011 are expected to be approximately $175 million to $200 million.  These expenditures are expected to be for the following general purposes:

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

TDS plans to finance its capital expenditures program for 2011 using cash flows from operating activities, existing cash balances, short-term investments and, if necessary, short-term debt.

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

In May 2011, U.S. Cellular paid $24.6 million to purchase the remaining ownership interest in a wireless business in which it previously held a 49% noncontrolling interest.  U.S. Cellular is actively trying to sell this business, and as a result, $60.8 million of assets and $0.9 million of liabilities have been classified in the Consolidated Balance Sheet as “held for sale”.

In July 2011, TDS paid $95.0 million in cash, plus a subsequent working capital adjustment of $0.9 million, to purchase 100% of the outstanding shares of OneNeck IT Services Corporation (“OneNeck”).  OneNeck is a provider of hosted application management and managed IT hosting services to middle market businesses.  The acquisition of OneNeck is expected to complement TDS’ existing hosted and managed services and is included in the TDS Telecom ILEC segment for reporting purposes.

In September 2011, TDS acquired 63% of Airadigm, a Wisconsin-based wireless service provider, in full satisfaction of loans made by TDS to Airadigm and interests in Airadigm acquired by TDS from third-parties.  Airadigm is included in the Non-Reportable segment for reporting purposes.

Additionally, in September 2011, U.S. Cellular completed a license exchange whereby U.S. Cellular received eighteen 700 MHz spectrum licenses covering seven states in exchange for two PCS spectrum licenses covering portions of Illinois and Indiana.  The exchange of licenses will provide U.S. Cellular with additional spectrum to meet anticipated future capacity and coverage requirements in several of its key markets.  No cash, customers, network assets or other assets or liabilities were included in the exchange.  The Indiana PCS spectrum included in the exchange was originally awarded to Carroll Wireless in FCC Auction 58 and was purchased by U.S. Cellular prior to the exchange.  Carroll Wireless is a variable interest entity which TDS consolidates; see Note 11 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information.

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

Share Repurchase Programs

TDS and U.S. Cellular have repurchased their Special Common Shares (TDS only) and Common Shares, subject to their repurchase programs. For additional information related to the current TDS and U.S. Cellular repurchase authorizations and repurchases during 2011 and 2010, see Note 12 — TDS and U.S. Cellular Share Repurchases in the Notes to Consolidated Financial Statements and Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2010 and September 30, 2011 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2010 other than the commitments described below.

TDS issued 7% senior notes and redeemed its 7.6% Series A notes, and U.S. Cellular issued 6.95% senior notes and redeemed its 7.5% senior notes as discussed in the Long-Term Financing section above.

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated July 6, 2011, the implementation of B/OSS is expected to take until 2013 to complete and payments to Amdocs are estimated to be approximately $122 million (subject to certain potential adjustments). The $122 million will be paid in installments through the second half of 2013.  As of September 30, 2011, $22.8 million had been paid to Amdocs.

Off-Balance Sheet Arrangements

TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included in TDS’ Form 10-K for the year ended December 31, 2010.  There were no material changes to TDS’ application of critical accounting policies and estimates during the nine months ended September 30, 2011.

Goodwill and Licenses

During the third quarter of 2011, the deterioration of macroeconomic conditions and financial markets coupled with a sustained decrease in TDS’ stock price resulted in a triggering event, as defined by GAAP, requiring an interim impairment test of goodwill and licenses as of September 30, 2011.  Based on this test, TDS concluded that there was no impairment of goodwill or licenses.

The following discussion compares the impairment tests performed as of September 30, 2011 and November 1, 2010.

Goodwill

U.S. Cellular

U.S. Cellular tests goodwill for impairment at the level of reporting referred to as a “reporting unit.”  For purposes of impairment testing of goodwill in 2011, U.S. Cellular identified five reporting units based on geographic service areas (all of which are included in TDS’ wireless reportable operating segment).  There were no changes to U.S. Cellular’s reporting units, the allocation of goodwill to those reporting units, or to U.S. Cellular’s overall goodwill impairment testing methodology between its two most recent impairment testing dates, September 30, 2011 and November 1, 2010.

A discounted cash flow approach was used to value each reporting unit, using value drivers and risks specific to the current industry and economic markets.  The cash flow estimates incorporated assumptions that market participants would use in their estimates of fair value and may not be indicative of U.S. Cellular specific assumptions.  The most significant assumptions made in this process were the revenue growth rate, discount rate, and projected capital expenditures.  These assumptions were as follows as of the two most recent impairment testing dates:

	September 30,	November 1,
Key assumptions	2011	2010
Weighted-average expected revenue growth rate (next four years)	3.32%	2.18%
Weighted-average long-term and terminal revenue growth rate (after year four)	2.00%	2.00%
Discount rate	10.5%	10.5%
Average annual capital expenditures (millions)	$603	$540

The increase in the weighted-average expected revenue growth rate for the next four years was due to improved forecasts for market participants.

The carrying value of each U.S. Cellular reporting unit at TDS as of September 30, 2011 was as follows:

Carrying value
Reporting unit	at TDS (1)
(Dollars in millions)
Central Region	$543
Mid-Atlantic Region	800
New England Region	258
New York Region	154
Northwest Region	333
Total	$2,088

(1)          Prior to January 1, 2009, TDS had recorded goodwill as a result of accounting for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting. As a result, the carrying values of the reporting units differ between U.S. Cellular and TDS. The carrying value of the reporting units at U.S. Cellular was $2.2 billion at September 30, 2011.

As of September 30, 2011, the fair values of the reporting units exceeded their respective carrying values by amounts ranging from 30% to 185% of the respective carrying values. Therefore, no impairment of goodwill existed.  Given that the fair values of the respective reporting units exceed their respective carrying values, provided all other assumptions remained the same, the discount rate would have to increase to a range of 13.1% to 15.0% to yield estimated fair values of reporting units that equal their respective carrying values at September 30, 2011.  Further, assuming all other assumptions remained the same, the terminal growth rate assumptions would need to decrease to negative amounts, ranging from negative 21.1% to negative 5.5%, to yield estimates of fair value equal to the carrying values of the respective reporting units at September 30, 2011.

TDS Telecom

TDS Telecom has four reporting units:  two reporting units within its ILEC reportable operating segment and two reporting units within its CLEC reportable operating segment.  TDS Telecom has recorded goodwill primarily as a result of the acquisition of operating telephone companies and hosted and managed services companies.  The CLEC reporting units do not have any goodwill.  There were no changes to TDS Telecom’s overall goodwill impairment testing methodology during 2011 or 2010.

The publicly-traded guideline company and the recent transaction methods were utilized to value each reporting unit tested.  The publicly-traded guideline company method develops an indication of fair value by calculating average market pricing multiples for selected publicly-traded companies using multiples of revenue, Earnings Before Interest, Taxes, Depreciation and Amortization, and Earnings Before Interest and Taxes.  The recent transaction method calculates market pricing multiples based upon recent acquisitions of similar businesses. In both methods, the developed multiples were applied to each reporting units’ applicable financial measures to determine fair value.  Given the nature of this methodology, no specific consideration of the economic environment was considered since those factors would be inherent in the multiples used.  As of September 30, 2011, the fair value of TDS Telecom’s ILEC reporting units exceeded their carrying value by amounts ranging from  24% to 58%.  As a result of its testing, TDS Telecom did not record an impairment to goodwill.

Other Reporting Units

TDS has recorded goodwill as a result of TDS’ acquisition of Airadigm and the acquisition of a printing company by Suttle-Straus, both included in TDS’ Non-reportable operating segment.  TDS acquired 63% of Airadigm on September 23, 2011.  In accordance with GAAP related to business combinations, Airadigm’s goodwill was recorded at fair value on that date, thus no impairment testing was required. To test the goodwill balance at Suttle-Straus, an income approach, which measures the current value of a business based on the present value of its future cash flows, was used.  As of September 30, 2011, the fair value of Suttle-Straus exceeded its $9.7 million carrying value by 3%. As a result of its testing, Suttle-Straus did not record an impairment to goodwill during 2011.

Licenses

U.S. Cellular tests licenses for impairment at the level of reporting referred to as a “unit of accounting.” For purposes of its impairment testing of licenses as of September 30, 2011, U.S. Cellular separated its Federal Communications Commission (“FCC”) licenses into twelve units of accounting based on geographic service areas. Seven of these twelve units of accounting represented geographic groupings of licenses which, because they were not being utilized and, therefore, were not expected to generate cash flows from operating activities in the foreseeable future, were considered separate units of accounting for purposes of impairment testing.  As of November 1, 2010 U.S. Cellular separated its FCC licenses into eighteen units of accounting based on geographic service areas. Thirteen of these eighteen units of accounting represented geographic groupings of licenses which, because they were not being utilized and, therefore, were not expected to generate cash flows from operating activities in the foreseeable future, were considered separate units of accounting for purposes of impairment testing. The change in units of accounting between September 30, 2011 and November 1, 2010 reflects additional network build-out.

Developed operating market licenses (“built licenses”)

U.S. Cellular applies the build-out method to estimate the fair values of built licenses.  The most significant assumptions applied for purposes of the September 30, 2011 and November 1, 2010 licenses impairment assessments were as follows:

	September 30,	November, 1
Key assumptions	2011	2010

Build-out period	7 years	7 years
Discount rate	9.0%	9.0%
Long-term EBITDA margin	32.4%	32.1%
Long-term capital expenditure requirement (as a % of service revenue)	13.0%	12.0%
Long-term service revenue growth rate	2.0%	2.0%
Customer penetration rates	11-16%	12-17%

The discount rate used in the valuation of licenses is less than the discount rate used in the valuation of reporting units for purposes of goodwill impairment testing. That is because the discount rate used for licenses does not include a company-specific risk premium as a wireless license would not be subject to such risk.

The discount rate is the most significant assumption used in the build-out method.  The discount rate is estimated based on the overall risk-free interest rate adjusted for industry participant information, such as a typical capital structure (i.e., debt-equity ratio), the after-tax cost of debt and the cost of equity.  The cost of equity takes into consideration the average risk specific to individual market participants.

The results of the licenses impairment test at September 30, 2011 did not result in the recognition of a loss on impairment. Given that the fair values of the licenses exceed their respective carrying values, the discount rate would have to increase to a range of 9.1% to 9.8% to yield estimated fair values of licenses in the respective units of accounting that equal their respective carrying values at September 30, 2011.

Non-operating market licenses (“unbuilt licenses”)

For purposes of performing impairment testing of unbuilt licenses, U.S. Cellular prepares estimates of fair value by reference to prices paid in recent auctions and market transactions where available. If such information is not available, the fair value of the unbuilt licenses is assumed to have changed by the same percentage, and in the same direction, that the fair value of built licenses measured using the build-out method changed during the period. There was no impairment loss recognized related to unbuilt licenses as a result of the September 30, 2011 licenses impairment test.

Carrying Value of Licenses

The carrying value of licenses at September 30, 2011 was as follows:

Unit of accounting (1)	Carrying value
(Dollars in millions)

U.S. Cellular - Developed Operating markets (5 units of accounting)
Central Region	$876
Mid-Atlantic Region	224
New England Region	105
Northwest Region	1
New York Region	67

U.S. Cellular - Non-operating markets (7 units of accounting)
North Northwest (2 states)	3
South Northwest (2 states)	2
North Central (5 states)	49
South Central (5 states)	15
East Central (5 states)	44
Mid-Atlantic (8 states)	47
Mississippi Valley (13 states)	43
Total (2)	$1,476

TDS Telecom	3

Airadigm (3)	15

Total	$1,494

(1)        U.S. Cellular participated in spectrum auctions indirectly through its interests in Aquinas Wireless L.P. (“Aquinas Wireless”), King Street Wireless L.P. (“King Street Wireless”), Barat Wireless L.P. (“Barat Wireless”) and Carroll L.P. (“Carroll Wireless”), collectively, the “limited partnerships.”  Each limited partnership participated in and was awarded spectrum licenses in one of four separate spectrum auctions (FCC Auctions 78, 73, 66 and 58). All of the units of accounting above, except the New York Region, include licenses awarded to the limited partnerships.

(2)        Prior to January 1, 2009, TDS had recorded licenses as a result of accounting for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting. As a result, the carrying values of the units of accounting for the developed operating markets differ between U.S. Cellular and TDS. The total carrying value of all units of accounting at U.S. Cellular was $1.47 billion at September 30, 2011.

(3)        TDS acquired 63% of Airadigm on September 23, 2011.  In accordance with GAAP related to business combinations, Airadigm’s licenses were recorded at fair value on that date so they were not included in the impairment review as of September 30, 2011.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information on Airadigm.

As discussed above, Airadigm licenses are recorded at fair value.  In addition, licenses with an aggregate carrying value of $945.1 million were in units of accounting where the fair value exceeded the carrying value by amounts less than 10% of the carrying value.  Any further declines in the fair value of such licenses in future periods could result in the recognition of impairment losses on such licenses and any such impairment losses would have a negative impact on future results of operations.  The impairment losses on licenses are not expected to have a future impact on liquidity.  TDS is unable to predict the amount, if any, of future impairment losses attributable to licenses.  Further, historical operating results, particularly amounts related to impairment losses, are not indicative of future operating results.

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

•                  TDS currently receives a significant amount of roaming revenues from its wireless business.  Further consolidation within the wireless industry and/or continued network build-outs by other wireless carriers could cause roaming revenues to decline from current levels, which would have an adverse effect on TDS’ business, financial condition and results of operations.

•                  A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business and operations.

•                  To the extent conducted by the Federal Communications Commission (“FCC”), TDS is likely to participate in FCC auctions of additional spectrum in the future as an applicant or as a noncontrolling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

•                  Changes in the regulatory environment or a failure by TDS to timely or fully comply with any applicable regulatory requirements could adversely affect TDS’ financial condition, results of operations or ability to do business.

•                  Changes in Universal Service Fund (“USF”) funding and/or intercarrier compensation could have a material adverse impact on TDS’ financial condition or results of operations.

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

•                  Identification of errors in financial information or disclosures could require amendments to or restatements of financial information or disclosures included in this or prior filings with the Securities and Exchange Commission (“SEC”). Such amendments or restatements and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on TDS’ business, financial condition or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Long-Term Debt

Refer to the disclosure under Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2010, for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.  There have been no material changes to such information since December 31, 2010, except as it relates to TDS’ issuance of $300 million of 7.0% senior notes in March 2011 and redemption of the entire outstanding balance of TDS’ $282.5 million of the 7.6% Series A notes on May 2, 2011 and U.S. Cellular’s issuance of $342 million of 6.95% senior notes in May 2011 and redemption of the entire outstanding balance of U.S. Cellular’s $330 million 7.5% senior notes on June 20, 2011.  Such transactions changed the weighted average interest rate on long-term debt obligations to 6.8% at September 30, 2011 from 7.1% at December 31, 2010.  See Note 9 — Debt in the Notes to Consolidated Financial Statements for details of these transactions.

See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ Long-term debt as of September 30, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

TDS maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to TDS’ management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ Chief Executive Officer and Chief Financial Officer concluded that TDS’ disclosure controls and procedures were effective as of September 30, 2011, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2010, may not be the only risks that could affect TDS.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.  In addition, you are referred to the above Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in particular the section captioned “Overview,” for disclosures of certain developments that have occurred since TDS filed its Form 10-K for the year ended December 31, 2010.  Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2010.

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

TDS PURCHASES OF COMMON SHARES AND SPECIAL COMMON SHARES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — 31, 2011
Common	—	$—	—
Special Common	—	—	—
Total	—	—	—	$157,570,912
August 1 — 31, 2011
Common	—	—	—
Special Common	—	—	—
Total	—	—	—	157,570,912
September 1 — 30, 2011
Common	—	—	—
Special Common	—	—	—
Total	—	—	—	157,570,912
Total for or as of end of the quarter ended September 30, 2011
Common	—	—	—
Special Common	—	—	—
Total	—	$—	—	$157,570,912

The following is additional information with respect to the Common and Special Common Shares authorization:

i.	The date the program was announced was November 20, 2009 by Form 8-K.

ii.	The amount originally approved was up to $250 million in aggregate purchase price of TDS Common and Special Common Shares.

iii.	The expiration date for the program is November 19, 2012.

iv.	The Common and Special Common Shares authorization did not expire during the third quarter of 2011.

v.

TDS did not determine to terminate the foregoing Common and Special Common Shares repurchase program prior to expiration, or cease making further purchases thereunder, during the third quarter of 2011.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the third quarter of 2011 and had no borrowings outstanding under their revolving credit facilities as of September 30, 2011.

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

Exhibit 11 — Computation of Earnings per share is included herein as Note 5 — Earnings Per Share in the Notes to Consolidated Financial Statements.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date: November 9, 2011	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	/s/ Kenneth R. Meyers
Kenneth R. Meyers, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2011	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Controller (Principal Accounting Officer)

Signature page for the TDS 2011 Third Quarter Form 10-Q