Form 10-K
period 2011-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2012-02-27
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2669023
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 North LaSalle Street, Chicago, Illinois	60602
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number:  (312) 630-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.01 par value	New York Stock Exchange
6.625% Senior Notes due 2045	New York Stock Exchange
6.875% Senior Notes due 2059	New York Stock Exchange
7.0% Senior Notes due 2060	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

As of June 30, 2011, the aggregate market values of the registrant’s Common Shares, Special Common Shares, Series A Common Shares and Preferred Shares held by non-affiliates were approximately $1.2 billion, $0.7 billion, $2.8 million and $0.8 million, respectively.  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of Telephone and Data Systems, Inc. (“TDS”) is an affiliate.  The June 30, 2011 closing price of the Common Shares was $31.08 and the Special Common Shares was $26.93, as reported by the New York Stock Exchange.  Because trading in the Series A Common Shares and Preferred Shares is infrequent, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares are convertible on a share-for-share basis into Common Shares, (ii) each nonredeemable Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each Preferred Share  that is redeemable by the delivery of TDS Common Shares has a value equal to the value of the number of Common Shares (at $31.08 per share) on June 30, 2011 that would be required to be delivered upon redemption.

On January 13, 2012, TDS Shareholders approved a Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS whereby (a) each Special Common Share was reclassified as a Common Share on a one-for-one basis, (b) each Common Share was reclassified as 1.087 Common Shares, and (c) each Series A Common Share was reclassified as 1.087 Series A Common Shares.  The Share Consolidation became effective after the close of business on January 24, 2012. As a result, the Special Common Shares ceased to be outstanding and consequently, effective January 25, 2012, ceased trading on the New York Stock Exchange. The Special Common Shares previously traded on the New York Stock Exchange under the symbol “TDS.S”. Effective January 25, 2012, all of the certificates that previously represented Special Common Shares now represent Common Shares and trade on the New York Stock Exchange under the symbol “TDS.”

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2012, is 101,340,000 Common Shares, $.01 par value, and 7,119,000 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant’s 2011 Annual Report to Shareholders, filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2012 Annual Meeting of Shareholders scheduled to be held May 17, 2012, described in the cross reference sheet and table of contents included herein are incorporated by reference into Parts II and III of this report.

Telephone and Data Systems, Inc.

Annual Report on Form 10-K

For The Period Ended December 31, 2011

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

		Page Number or Reference (1)
Part I
Item 1.	Business	1
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	40
Item 2.	Properties	40
Item 3.	Legal Proceedings	40
Item 4.	Mine Safety Disclosures	40

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41	(2)
Item 6.	Selected Financial Data	42	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42	(5)
Item 8.	Financial Statements and Supplementary Data	42	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	43

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	44	(7)
Item 11.	Executive Compensation	44	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44	(9)
Item 13.	Certain Relationships and Related Transactions, and Director Independence	44	(10)
Item 14.	Principal Accountant Fees and Services	44	(11)

Part IV
Item 15.	Exhibits and Financial Statement Schedules	45

(1)                Parenthetical references are to information incorporated by reference from Exhibit 13 hereto, which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2011 (“Annual Report”) and from the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2012 Annual Meeting of Shareholders (“Proxy Statement”) to be filed on or prior to April 30, 2012.

(2)                Annual Report sections entitled “Shareholder Information” and “Consolidated Quarterly Information (Unaudited),” except that “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated in Item 12 of this Form 10-K and “Issuer Purchases of Equity Securities,” is included under Item 5 of this Form 10-K.

(3)                Annual Report section entitled “Selected Consolidated Financial and Operating Data,” except that Ratio of Earnings to Fixed Charges is included in Exhibit 12 to this Form 10-K.

(4)                Annual Report section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)                Annual Report section entitled “Market Risk.”

(6)                Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Comprehensive Income,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Notes to Consolidated Financial Statements,” “Consolidated Quarterly Information (Unaudited),” “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

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

(10)          Proxy Statement sections entitled “Corporate Governance,” and “Certain Relationships and Related Transactions.”

(11)          Proxy Statement section entitled “Fees Paid to Principal Accountants.”

Telephone and Data Systems, Inc.
30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602
TELEPHONE (312) 630-1900

PART I

Item 1.  Business

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications service company with wireless operations provided by TDS’ 84%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and wireline operations provided by TDS’ wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).  At December 31, 2011, TDS served 5.9 million U.S. Cellular customers and 1.1 million TDS Telecom equivalent access lines.  U.S. Cellular and TDS Telecom provided approximately 84% and 15%, respectively, of TDS’ consolidated revenues during 2011.  TDS’ business strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other related businesses that management believes will utilize TDS expertise in customer-focused services.

TDS is also a 63% owner of Airadigm Communications, Inc. (“Airadigm”), a Wisconsin-based wireless service provider. Airadigm operates independently from U.S. Cellular and at this time there are no plans to combine the operations of these subsidiaries. TDS also conducts printing and distribution services through its majority-owned subsidiary, Suttle-Straus, Inc. (“Suttle-Straus”).  Airadigm and Suttle-Straus provided approximately 1% of consolidated revenues combined.

TDS has three reportable segments:  (i) U.S. Cellular’s wireless operations; (ii) TDS Telecom’s Incumbent Local Exchange Carrier (“ILEC”) wireline operations and (iii) TDS Telecom’s Competitive Local Exchange Carrier (“CLEC”) wireline operations.  Information about each of these segments is disclosed below.  Additional information about TDS’ segments is incorporated herein by reference from Note 18—Business Segment Information, in TDS’ Annual Report to Shareholders, filed as Exhibit 13 hereto.  TDS does not have any foreign operations.

TDS was incorporated in 1968 and changed its state of incorporation from Iowa to Delaware in 1998.  TDS executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602.  Its telephone number is 312-630-1900.

TDS Common Shares trade under the ticker symbol “TDS” on the New York Stock Exchange (“NYSE”).  U.S. Cellular Common Shares trade on the NYSE under the ticker symbol “USM”.  On January 13, 2012, TDS shareholders approved a Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS whereby (a) each Special Common Share was reclassified as a Common Share on a one-for-one basis, (b) each Common Share was reclassified as 1.087 Common Shares, and (c) each Series A Common Share was reclassified as 1.087 Series A Common Shares.  The Share Consolidation became effective on January 24, 2012, as such, TDS Special Common Shares, which had formerly traded  under the ticker symbol “TDS.S” on the NYSE, began trading as TDS Common Shares under the ticker symbol “TDS” on January 25, 2012.

TDS’ 7.0% Senior Notes trade on the NYSE under the symbol “TDJ,” TDS’ 6.625% Senior Notes trade under the symbol “TDI” and TDS’ 6.875% Senior Notes trade under the symbol “TDE”.  U.S. Cellular’s 6.95% Senior Notes trade under the symbol “UZA”.

U.S. Cellular is a majority-owned subsidiary of TDS.  As of December 31, 2011, TDS owned 84% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96% of the combined voting power of both classes of common stock.

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

U.S. Cellular’s website address is http://www.uscellular.com.  U.S. Cellular files with, or furnishes to, the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information.  Investors may access, free of charge, through the Investor Relations portion of the website, U.S. Cellular’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after such material is filed electronically with the SEC.  The public may read and copy any materials U.S. Cellular files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549.  The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-732-0330.  The public may also view electronic filings of U.S. Cellular by accessing SEC filings at http://www.sec.gov.

U.S. Cellular Operations

General

United States Cellular Corporation (“U.S. Cellular”) was incorporated under the laws of the state of Delaware in 1983. At December 31, 2011, U.S. Cellular provided wireless voice and data services to 5.9 million customers in five geographic market areas in 26 states. U.S. Cellular believes that it is the seventh largest wireless operating company in the United States at December 31, 2011 based on internally prepared calculations of the aggregate number of customers in its consolidated markets compared to the number of customers disclosed by other wireless companies in their publicly released information.  U.S. Cellular operates in one reportable segment, wireless operations, and all of its wireless operating markets are in the United States.

U.S. Cellular is a wireless telecommunications service provider.  U.S. Cellular operates its wireless systems under an organizational structure in which it groups its markets (geographic service areas as defined by the Federal Communications Commission (“FCC”) in which wireless carriers are licensed, for fixed terms, to provide service) into geographic market areas to offer customers large service areas that primarily utilize U.S. Cellular’s network.  Since 1985, when it began providing wireless telecommunications service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its wireless networks and customer service operations to cover five geographic market areas in portions of 26 states, which collectively represent a total population of 46.9 million as of December 31, 2011.  U.S. Cellular uses roaming agreements with other wireless carriers to provide service to its customers in areas not covered by U.S. Cellular’s network.

U.S. Cellular is subject to regulation by the FCC as a provider of wireless telecommunication services. The FCC regulates the licensing, construction, and operation of providers of wireless telecommunications systems, as well as the provision of services over those systems.  See “Regulation” below for further discussion regarding licenses as well as the regulations promulgated by the FCC.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in licenses covering portions of 36 states and a total population of 92.0 million at December 31, 2011.

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

For both consolidated markets and consolidated operating markets, the tables below aggregate the total population within each geographic market area at December 31, 2011, regardless of U.S. Cellular’s percentage ownership in the licenses included in such geographic market areas.

Total Consolidated Markets (Including non-operating markets)

The following table summarizes information regarding licensed areas which U.S. Cellular consolidates.

Geographic Market Areas	Population (1)	Customers	Penetration	States
Central	64,869,000	3,741,000	5.8%	AL, AR, CO, FL, GA, IA, IL, IN, KS, KY, LA, MI, MN, MO, MS, NE, OH, OK, SD, TX, WI
Mid-Atlantic	20,095,000	1,124,000	5.6%	MD, NC, PA, SC, TN, VA, WV
New England	2,842,000	443,000	15.6%	ME, NH, VT
Northwest	3,674,000	380,000	10.3%	CA, ID, OR, WA
New York	485,000	203,000	41.9%	NY
Total	91,965,000	5,891,000	6.4%

Consolidated Operating Markets

The following table summarizes information regarding licensed areas which U.S. Cellular consolidates and are in operation.

Geographic Market Areas	Population (1)	Customers	Penetration	States
Central	33,155,000	3,741,000	11.3%	IA, IL, IN, KS, MI, MN, MO, NE, OH, OK, TX, WI
Mid-Atlantic	8,024,000	1,124,000	14.0%	MD, NC, PA, SC, TN, VA, WV
New England	2,842,000	443,000	15.6%	ME, NH, VT
Northwest	2,382,000	380,000	16.0%	CA, OR, WA
New York	485,000	203,000	41.9%	NY
Total	46,888,000	5,891,000	12.6%

(1)         Represents 100% of the population of the licensed areas, based on 2010 Claritas® population estimates.  “Population” in this context includes only the areas covering such markets and is used only for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below. It also includes 100% of the population of two licensed areas where U.S. Cellular owns a controlling interest and has contracted with another wireless operator to manage the operations.

Investment Markets

The following table summarizes the markets in which U.S. Cellular owns an investment interest at December 31, 2011.  For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown, defined as the total population of each licensed area multiplied by U.S. Cellular’s ownership interest in each such license.

Market Area/Market	Population (1)	Current Percentage Interest (2)	Current Population Equivalents (3)
Los Angeles/Oxnard, CA	18,330,000	5.5%	1,008,000
Oklahoma City, OK	1,176,000	14.6%	172,000
Others (fewer than 100,000 population equivalents each)			290,000
Total population equivalents in investment markets			1,470,000

(1)         Represents 100% of the total population of the licensed area in which U.S. Cellular owns an interest based on 2010 Claritas population estimates.

(2)         Represents U.S. Cellular’s percentage ownership interest in the licensed area as of December 31, 2011.

(3)         “Current Population Equivalents” are derived by multiplying the amount in the “Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

Business Development Strategy

U.S. Cellular’s business development strategy is to obtain interests in and access to wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs.  U.S. Cellular may continue to make opportunistic acquisitions or exchanges of markets that further strengthen its operating market areas and in other attractive markets. U.S. Cellular also believes that the acquisition of additional licenses within its operating territories will enhance its network capacity to meet its customers’ increased demand for data services. U.S. Cellular seeks to acquire noncontrolling interests in licenses in which it already owns the majority interest and/or operates the license.  From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests that were considered less essential to its operating strategy.  As part of this strategy, U.S. Cellular from time to time may be engaged in negotiations relating to the acquisition, exchange or disposition of companies, strategic properties or wireless spectrum.  In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.  In addition, U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions for wireless spectrum administered by the FCC. In general, U.S. Cellular may not disclose any such participation unless it or such bidding group is announced as a winning bidder by the FCC.

U.S. Cellular engaged in the following significant transactions to further enhance its operating market areas in the last 5 years.

Spectrum Transactions:  On September 30, 2011, U.S. Cellular completed an exchange whereby U.S. Cellular received eighteen 700 MHz spectrum licenses covering portions of Idaho, Illinois, Indiana, Kansas, Nebraska, Oregon and Washington in exchange for two PCS spectrum licenses covering portions of Illinois and Indiana.  The exchange of licenses will provide U.S. Cellular with additional spectrum to meet anticipated future capacity and coverage requirements in several of its markets.  No cash, customers, network assets, other assets or liabilities were included in the exchange.

FCC Auctions.  From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular has participated in certain prior FCC auctions indirectly through its limited partnership interests.  Each entity qualified as a “designated entity” and thereby was eligible for bidding credits with respect to most licenses purchased in accordance with the rules defined by the FCC for each auction.  In most cases, the bidding credits resulted in a 25% discount from the gross winning bid. The following identifies certain significant FCC auctions in which U.S. Cellular has participated.

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

Products and Services

Wireless Services.  U.S. Cellular’s postpaid customers are able to choose from a variety of national bundled plans with voice, messaging and data pricing that are designed to fit different usage patterns and customer needs.  The ability to help a customer find the right pricing plan is central to U.S. Cellular’s brand positioning.  U.S. Cellular offers national consumer plans that can be tailored to a customer’s needs with the addition of various packaged or bundled plans. Many plans enable small work groups or families to share the plan minutes, enabling customers to get more value for their money.  Business rate plans are offered to companies to meet their unique needs.  U.S. Cellular’s popular national plans price all calls, regardless of where they are made or received in the United States, as local calls with no long distance or roaming charges. All incoming calls, texts, and picture messages are free on currently offered plans.  Additionally, U.S. Cellular offers prepaid service plans, which include voice minutes, messaging and data in a variety of ways for a monthly fee.

During the fourth quarter of 2010, U.S. Cellular launched The Belief ProjectSM, a series of customer-focused initiatives developed to address consumers’ common frustrations with wireless service and to enhance the customer experience. The Belief Project recognizes customer loyalty with national bundled rate plans and industry-leading benefits without requiring customers to sign continuous contracts. Customers with Belief Plans also automatically get loyalty reward points just for being a customer that can be used for accelerated phone upgrades. Points can also be used for other rewards such as additional lines, phones, accessories and ringtones. All Belief Plans include Overage Cap, a free service that prevents voice overage charges from exceeding $50 for a National Single Line Belief Plan or $150 for a Family Belief Plan.

U.S. Cellular’s growing portfolio of AndroidTM-powered, BlackBerry® and Windows Mobile® smartphones and AndroidTM-powered tablets are key parts of its strategy to deliver wireless devices which allow customers to stay productive, entertained and connected on the go. Backed by U.S. Cellular’s high-speed nationwide third generation Evolution-Data Optimized (“3G”) network, U.S. Cellular’s smartphone messaging, data and internet services allow the customer to access the web, e-mail, social network sites, text, picture and video message, turn-by-turn GPS navigation with Your Navigator/Your Navigator Deluxe, and allow customers the ability to browse and download thousands of applications to customize their wireless device to fit their lifestyle.

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

U.S. Cellular plans on further enhancement of its advanced data services in 2012 and beyond.

Wireless Devices. U.S. Cellular offers a comprehensive range of wireless devices such as handsets, modems and tablets for use by its customers.  All of the wireless devices that U.S. Cellular offers are compatible with its Code Division Multiple Access (“CDMA”) 3G and/or 1XRTT networks and are compliant with the FCC’s enhanced wireless 911 (“E-911”) requirements.  In addition, U.S. Cellular offers a wide range of accessories, such as carrying cases, hands-free devices, batteries, battery chargers, memory cards and other items to customers. U.S. Cellular also sells wireless devices to agents and other third-party distributors for resale. U.S. Cellular frequently discounts wireless devices sold to new and current customers and provides discounts on upgraded wireless devices to current customers, in order to attract new customers or to retain existing customers by reducing the cost of becoming or remaining a wireless customer.  With “no contract after the first”, customers who are on Belief Plans and eligible for a wireless device upgrade are able to obtain wireless devices at promotional prices without signing a new contract.

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

Handset selection and availability is an increasing area of competitive differentiation in the industry today. During 2011, U.S. Cellular continued to bolster its expanding smartphone and tablet portfolio with the launch of high-performance AndroidTM-powered wireless devices, such as the Motorola ElectrifyTM, Motorola XoomTM tablet, HTC HeroTM S, HTC WildfireTM S, HTC MergeTM, HTC FlyerTM tablet, Samsung GemTM, Samsung ReppTM, and LG GenesisTM. In addition, U.S. Cellular’s smartphone catalog expanded with the addition of several BlackBerry® and Windows Mobile® wireless devices, such as the BlackBerry® TorchTM 9850, BlackBerry® CurveTM 9350, and HTC 7 ProTM.  U.S. Cellular’s competitive smartphone offerings play a significant role in driving data service usage and revenues.  The devices offered include a full array of competitive smartphones from the top-tier AndroidTM-powered Motorola ElectrifyTM to several smartphones offered at retail prices of $200 or less.  The Company does not currently offer devices operating on the iOSTM operating system from Apple®, such as the iPhoneTM.  These devices are very popular and U.S. Cellular has experienced customer defections because it does not offer them.

U.S. Cellular purchases wireless devices and accessory products from a number of manufacturers, with the substantial majority of such purchases currently made from Samsung, LG InfoComm, Personal Communications Devices, Motorola, Research In Motion, and Superior Communications. U.S. Cellular negotiates volume discounts with its suppliers and works with them in promoting specific equipment in its local advertising.  U.S. Cellular does not own significant product warehousing and distribution infrastructure.  Instead, it contracts with third party providers for substantially all of its product warehousing, distribution and direct customer fulfillment activities. U.S. Cellular also contracts with third party providers for services related to its Belief Project Rewards and Phone Replacement programs.

U.S. Cellular monitors the financial condition of all of its wireless device and accessory suppliers.  Because U.S. Cellular purchases wireless devices and accessories from numerous suppliers, U.S. Cellular does not expect the financial condition of any single supplier to affect U.S. Cellular’s ability to offer a competitive variety of wireless devices and accessories for sale to customers.

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

U.S. Cellular operates under a unified brand name and logo, U.S. Cellular, across all its markets. U.S. Cellular believes that creating positive connections with its customers enhances their wireless experience and builds customer loyalty.  In addition to the features of the Belief Plans, as mentioned above, U.S. Cellular currently offers several innovative, customer-centric programs and services, at no cost to the customer.  Under U.S. Cellular’s Battery Swap program, a postpaid customer can exchange a battery that is dead or dying for one that is fully charged, free of charge.  The Overage Protection service provides customers peace-of-mind by sending them text message alerts when they come close to reaching their allowable monthly plan minutes or text messages in order to avoid overage charges. Although the FCC approved a proposal that would require carriers to notify customers before they incur excessive charges in 2011, U.S. Cellular believes that it was the first to offer this service to all of its customers. My Contacts Backup offers extra security for customers by allowing them to retrieve their contact numbers if they lose or damage their wireless devices.

U.S. Cellular increases customer awareness using media such as television, radio, newspaper, direct mail advertising, the Internet, social media and sponsorships.  U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand position, promotional advertising and broad distribution, and has been able to sustain a high customer retention rate based on its high-quality wireless network and outstanding customer service.  U.S. Cellular’s advertising is directed at attracting and retaining customers, improving potential customers’ awareness of the U.S. Cellular brand, increasing existing customers’ usage of U.S. Cellular’s services and increasing the public awareness and understanding of the wireless services it offers.  U.S. Cellular attempts to select the advertising and promotional media that are most appealing to the targeted groups of potential customers in each local market.  U.S. Cellular supplements its advertising with a focused public relations program that drives store traffic, supports sales of products and services, and builds brand awareness and preference.  The approach combines national and local media relations in mainstream and social media channels with market-wide activities, events, and sponsorships. Since 2008, U.S. Cellular has focused its giving strategy on the pressing needs of schools and has invested millions of dollars in its education initiatives, such as Calling All Communities and Calling All Teachers, which support schools and teachers in the communities U.S. Cellular serves.

U.S. Cellular manages customer retention by focusing on outstanding customer service through the development of processes that are more customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs.  The marketing plan highlights the value of U.S. Cellular’s service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless devices which are designed to meet the needs of customers.

U.S. Cellular currently operates five regional customer care centers with personnel who are responsible for customer service activities, and a national financial services center with personnel who perform credit and other customer payment activities.

Distribution Channels.  U.S. Cellular supports a multi-faceted distribution program, including retail sales and service centers, direct sales, and independent agents in the majority of its markets, plus the website and telesales for customers who wish to contact U.S. Cellular through the internet or by phone.

Company retail store locations are designed to market wireless products and services to the consumer and small business segments in a setting familiar to these types of customers.  Retail sales associates work in over 400 U.S. Cellular-operated retail stores and kiosks. Direct sales consultants market wireless services to mid-size business customers. Additionally, the U.S. Cellular website enables customers to activate service and purchase wireless devices online. In late 2009, U.S. Cellular launched enhancements to its website to provide search capabilities, shopping cart functionality and enhance the web order check out process. The launch of The Belief Project in October 2010 brought additional functionality to the on-line purchase process by making it easier to compare wireless devices and plans. The website also shows the value of U.S. Cellular plans compared to its top competitors and provides information on other customer needs.

U.S. Cellular maintains an ongoing training program to improve the effectiveness of retail sales associates and direct sales consultants by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet customer needs.

U.S. Cellular has relationships with exclusive and non-exclusive agents, which are independent businesses that obtain customers for U.S. Cellular on a commission basis.  At December 31, 2011, U.S. Cellular had contracts with these businesses aggregating over 1,000 locations.  U.S. Cellular provides additional support and training to its exclusive agents to increase customer satisfaction for customers they serve.  U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service packages and other related products.  No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular also markets wireless service through resellers.  The resale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users.  These resellers generally provide prepaid and postpaid services to subscribers under their own brand names and also provide their own billing and customer service.  U.S. Cellular incurs no direct subscriber acquisition costs related to reseller customers.  At December 31, 2011, U.S. Cellular had approximately 283,000 customers of resellers.  For the year ended December 31, 2011, revenues from resale business were less than 1% of total service revenues.

Customers and System Usage

U.S. Cellular provides service to a broad range of customers from a wide array of demographic segments.  U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts.  U.S. Cellular focuses on both retail consumers and business customers, with its business customer focus being on small-to-mid-size businesses in vertical industries such as construction, retail, professional services and real estate.  These industries are primarily served through U.S. Cellular’s retail and direct sales channels.

U.S. Cellular’s main sources of revenues are from its own customers and from customers of competitors who roam on its network. The interconnectivity of wireless service enables a customer who is in a wireless service area other than the customer’s home service area to place or receive a call or use data in that service area.  U.S. Cellular has entered into reciprocal roaming agreements with operators of other wireless systems covering virtually all systems with CDMA technology in the United States, Canada and Mexico.  Roaming agreements offer customers the opportunity to roam on these systems.  These reciprocal agreements automatically pre-register the customers of U.S. Cellular’s systems in the other carriers’ systems.  In addition, a customer of a participating system roaming in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls or data on U.S. Cellular’s system.  The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer’s carrier. U.S. Cellular bills this charge to the customer’s home carrier, which then may bill the customer.  In many instances, based on competitive factors, carriers, including U.S. Cellular, may charge lower amounts to their customers than the amounts actually charged by other wireless carriers for roaming. In 2010, U.S. Cellular enhanced its data roaming services with the addition of nationwide 3G roaming, allowing its customers to access high-speed data across the country.

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

Technology and System Design and Construction

Technology.  Wireless telecommunication systems transmit voice, data, graphics and video through the transmission of signals over networks of radio towers using radio spectrum licensed by the FCC.  Access to local, regional, national and worldwide telecommunications networks is provided through system interconnections.

U.S. Cellular currently deploys CDMA 1XRTT digital technology throughout virtually all of its networks.  Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States, as well as parts of Canada and Mexico.  U.S. Cellular believes that CDMA technology offers advantages compared to the other second generation digital technologies, including greater spectral efficiency as well as better call quality.  Another digital technology, Global System for Mobile Communication (“GSM”), has a larger installed base of customers worldwide. Since CDMA technology currently is not compatible with GSM technology, U.S. Cellular customers with CDMA-only based wireless devices are currently not able to use their wireless devices when traveling through areas serviced only by GSM-based networks. However, both CDMA and GSM technology are expected to be succeeded by fourth generation Long-Term Evolution (“4G LTE”) technology over the next several years, which is expected to result in most CDMA and GSM carriers having compatible technologies once they converge to 4G LTE.

A high-quality network, supported by continued investments in that network, will remain an important factor for wireless companies to remain competitive.  U.S. Cellular continually reviews its long-term technology plans.  Since 2006, U.S. Cellular has offered services based on 3G technology.  This technology, which increases the speed of data transmissions on the wireless network, is also deployed by certain other wireless companies.  As of December 31, 2011, U.S. Cellular deployed 3G technology that covered approximately 98% of its customers.

As described in Business Development Strategy, above, U.S. Cellular participated in spectrum auctions indirectly through its interests in limited partnerships, including King Street Wireless, Barat Wireless and Carroll Wireless, collectively, the “limited partnerships.” The limited partnerships were awarded spectrum licenses in FCC Auctions 73, 66 and 58. U.S. Cellular intends to work with these limited partnerships to build out and deploy 4G LTE networks. In late 2009, U.S. Cellular began technical trials of 4G LTE in support of gaining knowledge of the customer benefits and technical expertise. In November 2011, U.S. Cellular announced the readiness of the initial 4G LTE network deployment to certain cities in Iowa, Wisconsin, Maine, North Carolina, Texas and Oklahoma, including some of U.S. Cellular’s leading markets such as Milwaukee, Madison and Racine, Wisconsin; Des Moines, Cedar Rapids and Davenport, Iowa; Portland and Bangor, Maine; and Greenville, North Carolina. U.S. Cellular anticipates offering 4G capable devices in the first quarter of 2012 and has plans to expand the deployment of 4G LTE to cover over 50 percent of customers by the end of 2012.

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

U.S. Cellular believes that currently available technologies and appropriate capital additions will allow sufficient capacity on its networks to meet anticipated demand for voice and data services over the next few years. U.S. Cellular’s continued investment in new licenses will support future demand for fourth generation broadband services using 4G LTE. Increasing demand for high-speed data and video services may require the acquisition of additional licenses or spectrum to provide sufficient capacity in markets where U.S. Cellular currently offers or may offer these services.

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

Competition

The wireless telecommunication industry is highly competitive.  U.S. Cellular competes directly with several wireless service providers in each of its markets. In general, there are between three and five competitors in each wireless market in which U.S. Cellular provides service, excluding resellers and mobile virtual network operators. U.S. Cellular generally competes against each of the national wireless companies: Verizon Wireless, AT&T Mobility, Sprint Nextel, and T-Mobile USA.  These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.  In addition, in certain markets, U.S. Cellular competes against other regional wireless companies, including Leap Wireless International, and resellers of wireless services.  Since U.S. Cellular’s competitors do not disclose their subscriber counts in specific regional service areas, market share for the competitors in each regional market cannot be precisely determined.

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

Wireless service providers continue to use wireless device availability and pricing to gain a competitive advantage since the markets for wireless service are nearly fully saturated.  The wireless device has become more than just a means for communication.  Consumers’ attitudes have shifted, and continue to shift, and a wireless device becomes more important year after year as it expands to become the primary communication link to the world as well as a personal entertainment center and source of information.  The availability of wireless devices on an exclusive basis to certain carriers provides them with a competitive advantage. As penetration in the industry increases over the next few years, U.S. Cellular believes that customer growth will be achieved primarily by capturing customers switching from other wireless carriers, selling additional products and services to its existing customers, and increasing the number of multi-device users among its existing customers, rather than by adding users that are new to the industry.

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

U.S. Cellular’s approach in 2012 and in future years will be to focus on the unique needs and attitudes towards wireless service of its selected target segments.  U.S. Cellular will deliver selected, targeted high quality products and services at fair prices and will continue to differentiate itself through the customer experience and service quality. The customer-centric features of the Belief Project, an award-winning network and cutting-edge wireless devices all represent examples of how U.S. Cellular believes it is differentiating itself from competitors as it relates to the customer experience. U.S. Cellular’s ability to compete successfully in the future, and to meet necessary growth and return on capital, will depend upon its ability to anticipate and respond to changes related to new service offerings, customer preferences, competitors’ pricing strategies, technology, demographic trends, economic conditions and access to adequate spectrum resources.

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

Wireless licenses are generally granted for a ten year term or, in some cases, for fifteen years.  The FCC has established standards for conducting comparative renewal proceedings between a wireless licensee seeking renewal of its license and challengers filing competing applications.  All of U.S. Cellular’s licenses for which it applied for renewal between 1995 and 2011 have been renewed. In 2010, the FCC released a Notice of Proposed Rulemaking (“NPRM”) regarding wireless services renewal proceedings.  Pursuant to the NPRM, the FCC would abolish comparative renewal proceedings, but establish criteria by which it would determine whether a wireless licensee was entitled to license renewal.  The proposed changes have been opposed by most wireless carriers, including U.S. Cellular.  It is, however, likely that the FCC will take some action to modify the license renewal process. U.S. Cellular expects to meet the criteria of any license renewal process.

U.S. Cellular conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for renewal expectancy in its upcoming renewal filings whatever renewal criteria are applied.  Accordingly, U.S. Cellular expects to be able to renew its licenses under current regulations.  However, changes in the regulation of wireless operators or their activities and of other mobile service providers or changes in the FCC’s renewal requirements could have a material adverse effect on U.S. Cellular’s operations.

E-911.  The FCC has imposed E-911 regulations on wireless carriers.  The rules require wireless carriers to provide different levels of detailed location information about E-911 callers depending on the capabilities of the local emergency call center.  U.S. Cellular is in compliance with the FCC’s requirements regarding E-911.

Telecommunications Act—General.  The primary purpose of the Telecommunications Act is to open all telecommunications markets to competition.  The Telecommunications Act makes most direct or indirect state and local barriers to competition unlawful.  It directs the FCC to preempt all inconsistent state and local laws and regulations, after notice and comment proceedings.  It also enables electric and other utilities to engage in telecommunications service through qualifying subsidiaries.

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

The Telecommunications Act authorizes and directs the FCC to establish an explicit universal service fund, to preserve and advance universal access to telecommunications services in rural and high-cost areas of the country, to ensure that low-income consumers have access, and to promote access for schools, libraries and health care providers. The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to “make an equitable and non-discriminatory contribution” to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of wireline and wireless telephone service in high cost areas is subsidized by support from the Universal Service Fund (“USF”) to which all carriers with interstate and international revenues must contribute.  Carriers are free to pass on such contributions to their customers.  In 2011, U.S. Cellular contributed $101 million into the federal universal service fund and passed on such contributions to its customers.

Wireless carriers may be designated by states, or in some cases by the FCC, as eligible to receive universal service support payments if they provide specified services in “high cost” areas.  To date, U.S. Cellular has sought, and received designation as an eligible telecommunications carrier (“ETC”) in the states of Illinois, Iowa, Kansas, Maine, Missouri, Nebraska, New Hampshire, New York, North Carolina, Oklahoma, Oregon, Tennessee, Virginia, Washington, Wisconsin and West Virginia. In 2011, U.S. Cellular received approximately $160.5 million in high cost support for its service to high cost areas in these states.  In 2012, U.S. Cellular expects its high cost support to change, as set forth below.

National Broadband Plan. In 2009, Congress directed the FCC to develop a National Broadband Plan (“the Plan”) to ensure every American has “access to broadband capability.”  In March 2010, the FCC released the Plan which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade. Among the recommendations in the Plan which are significant to wireless providers are a series of proposals to make up to 500 MHz of spectrum newly available for broadband wireless uses by 2020, with a benchmark of making 300 MHz available by 2015, to reserve additional spectrum for unlicensed wireless use and to make more spectrum available for opportunistic and secondary uses. The Plan also made recommendations for transitioning the USF from supporting voice networks to broadband networks over time. On February 8, 2011 the FCC issued an NPRM seeking comment on proposals to revamp the USF and provide support for broadband deployment and for reforming the existing intercarrier compensation regime. Intercarrier compensation is compensation carriers pay to each other to originate, transport and terminate traffic among telecommunications networks.

FCC’s USF and ICC Reform Order.  Pursuant to the Broadband Plan and subsequent notices of proposed rulemaking, on November 18, 2011, the Commission released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform.  The Reform Order substantially revises the current USF high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, is to be phased out over time and replaced with the Connect America Fund (“CAF”), a new Mobility Fund, and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as U.S. Cellular may be eligible to receive funding under each of these funds under certain circumstances. All areas that U.S. Cellular currently serves may be declared ineligible for support if they are already served, or are subject to certain rights of first refusal by incumbent carriers.

The FCC has determined that both wireline and wireless facilities should be supported, with one wireline carrier and one mobile carrier receiving support in each area.  The Mobility Fund will be implemented in two phases.  The Phase I Mobility Fund will provide one-time funding through a reverse auction to fill in coverage in “dead zones” that currently lack “3G” wireless service.  In Phase I, $300 million will be allocated throughout the country and an additional $50 million will be set aside for tribal lands.  The Phase II Mobility Fund will have a budget of up to $500 million per year (up to $100 million of which is reserved for tribal lands), with the method of disbursement to be determined in a further NPRM.  Phase II funding will be provided to areas that lack “4G” wireless service.  The CAF will support service to homes, businesses, and anchor institutions, using any technology that can meet the technical requirements.

U.S. Cellular is contemplating whether it will participate in both Phase I and Phase II Mobility Fund proceedings, the CAF, and the Remote Area Fund, but it is uncertain whether U.S. Cellular will obtain support through any of these mechanisms.  If U.S. Cellular is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain, and retain the right to receive support, including for example allowing other carriers to collocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the Commission’s Further Notice of Proposed Rulemaking.

U.S. Cellular’s current ETC support is scheduled to be phased down.  Support for 2011 (excluding certain adjustments) will be frozen on January 1, 2012 and reduced by 20% starting in July, 2012.  Support will be reduced by 20% in July of each subsequent year. However, if the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time with a 40% reduction in support, until such time as the Phase II Mobility Fund is operational.

With respect to intercarrier compensation, the Reform Order provides for a reduction in the charges that U.S. Cellular pays to wireline phone companies to transport and terminate calls that originate on U.S. Cellular’s network, which will reduce U.S. Cellular’s operating expenses.  The reductions in intercarrier charges are to increase over the next five to ten years, further reducing U.S. Cellular’s operating expenses.

The FCC’s Reform Order, and any subsequent orders it adopts to reform universal service and intercarrier compensation, are subject to judicial review.  It is expected that one or more parties will appeal the FCC’s Reform Order.  To date, at least one appeal has been filed.  At this time, U.S. Cellular cannot predict the timing or outcome of any such appeals or whether such appeals would result in a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

At this time, U.S. Cellular cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order or whether reductions in support will be offset with additional support from the CAF or the Mobility Fund.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.  U.S. Cellular expects that the FCC’s changes to the intercarrier compensation regime will reduce U.S. Cellular’s operating expenses in 2012, but at this time the exact timing and amounts of such reductions cannot be predicted.

Subpoena.  On November 1, 2011, TDS received a subpoena from the FCC’s Office of Inspector General requesting information regarding receipt of Federal Universal Service Fund support relating to TDS and its affiliates, which includes U.S. Cellular.  TDS has provided the information requested and intends to fully cooperate with regard to the request.  TDS cannot predict any action that may be taken as a result of the request.

Incremental Charges. In October, 2010, the FCC released an NPRM proposing that wireless carriers, among other things, be required to alert customers when they approach and reach usage limits for voice and data services which, if exceeded, would result in extra charges beyond the customer’s rate plan.  In October, 2011, a number of carriers, including U.S. Cellular, entered into voluntary commitments to minimize unexpected incremental charges on customers’ bills, precluding the need for the FCC to adopt rules proposed in its NPRM.  Although U.S. Cellular already offers certain consumer protections, such as its Overage Cap and Overage Protections services, U.S. Cellular will incur additional regulatory obligations as a result of the voluntary commitments; however such burdens are not expected to have a material effect on U.S. Cellular’s operations.

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

TDS Telecom Operations

General

TDS Telecom provides high-quality telecommunication services to commercial and residential customers in rural and suburban communities.  As of December 31, 2011, TDS Telecom has 115 telephone company subsidiaries that are incumbent local exchange carriers (“ILEC”) in 28 states.  TDS Telecom also provides telecommunication services as a competitive local exchange carrier (“CLEC”) in Illinois, Michigan, Minnesota, and Wisconsin.

TDS Telecom operates in a mix of rural, small town and suburban ILEC markets and urban CLEC markets, with the largest concentrations of its customers in the Upper Midwest and the Southeast.  TDS Telecom was the seventh largest local exchange telephone company in the United States as of December 31, 2011.  This ranking was based on the number of physical telephone access lines served and excludes the telephone operations of cable television companies.  TDS Telecom provides retail telecommunications services to both residential and commercial customers that reside within its respective service territories.  TDS Telecom also provides services to wholesale customers, who are primarily interexchange carriers (companies that provide long-distance telephone and data services between local exchange areas) that compensate TDS Telecom for the use of its facilities to originate and terminate their interstate and intrastate voice and data transmissions. The table below provides information about the equivalent access lines served by TDS Telecom as of December 31, 2011.

	TDS Telecom
	Equivalent Access Lines as of December 31, 2011 (1)
State	Residential	Commercial	Total	Percent of Total
Wisconsin	158,400	173,100	331,500	31%
Michigan	33,400	80,800	114,200	11%
Tennessee	80,600	26,300	106,900	10%
Minnesota	30,400	62,900	93,300	9%
Georgia	46,700	10,700	57,400	5%
New Hampshire	34,600	8,300	42,900	4%
Indiana	31,600	6,700	38,300	4%
Alabama	23,700	5,300	29,000	3%
Maine	22,600	4,900	27,500	2%
Illinois	1,300	25,700	27,000	2%
Total for 10 Largest States	463,300	404,700	868,000	81%
Other States	166,500	37,400	203,900	19%
Total	629,800	442,100	1,071,900	100%

(1)   “Equivalent access lines” are the sum of physical access lines and high-capacity data lines adjusted to estimate the equivalent number of physical access lines in terms of capacity, plus the number of managed Internet Protocol telephony (“managedIP”) stations.  A physical access line is the individual circuit connecting a customer to a telephone company’s central office facilities.

Products, Services and Revenue Sources

TDS Telecom generates revenues by providing these products and services to commercial and residential customers and carriers:

•                  Voice services, including basic local and long-distance telephone service, Voice over Internet Protocol (“VoIP”) and enhanced local services like voice mail, caller ID and call forwarding;

•                  Broadband services, including Digital Subscriber Line (“DSL”), other forms of high-speed Internet and other enhanced data services;

•                  Network access services to interexchange carriers for the origination and termination of interstate and intrastate long distance phone calls on TDS Telecom’s network and special access services to carriers and others;

•                  Hosted and Managed Services including colocation, dedicated hosting, hosted application management and cloud computing services; and

•                  Satellite and terrestrial video.

The following table summarizes TDS Telecom’s Operating revenue by source:

(Dollar in thousands)	For the Year Ended December 31, 2011

Residential	$269,729	33%
Commercial	265,595	33%
Wholesale	280,064	34%
Total operating revenues	$815,388	100%

Commercial.  TDS Telecom’s commercial customer operations provide high-quality voice and data solutions including local and long-distance telephone service, broadband, Internet Protocol (“IP”)-based services, hosted and managed services and other services to businesses ranging in size, from primarily small businesses up to large corporations.  TDS Telecom provides these commercial customers with secure and reliable Internet access, data connections and advanced voice service with innovative VoIP features.  TDS Telecom addresses the needs these customers have for increased communications capabilities at reduced costs by matching these needs to new and existing technologies to create greater efficiencies and providing after-the-sale support.  The TDS Telecom flagship product is managedIP, a fully-hosted, software and hardware solution that provides customers with a secure Internet connection and the latest VoIP features and capabilities.  TDS managedIP is available in all CLEC markets and to 83% of ILEC commercial customers at the end of 2011.

TDS Telecom’s telecommunications services for commercial customers are focused on small to medium-sized commercial customers.  Medium-sized commercial prospects are characterized by above average access line to employee ratios, heavier utilization of broadband services and a focus on using telecommunications for business improvement.  An emphasis on product development has led to the introduction of several integrated voice and data solutions, as well as the creation of small business bundled products.  These bundled products make buying voice and broadband services easier and increase the value of these products to targeted business customers.  Offering bundled voice and broadband solutions provisioned on a single access line provides for direct cost savings to the customer, removes distance limitations commonly associated with high speed data technology, and gives the customer greater flexibility to grow business telecommunications use.

Additional products, services and applications are also available to new and existing commercial accounts.  Expanded offerings for the commercial sector include IP enabled telephone systems and traditional telephone systems.  Combining service offerings with Customer Provided Equipment (“CPE”) is intended to drive greater revenue per customer while promoting a “One Vendor” telecommunications provider experience for CPE, voice and broadband services.  Additional IP and managed services product sets under development include firewall services, Internet intrusion protection services, and universal resource locater (“URL”) filtering.  All of these provide commercial customers with additional services, controls and network protection.

Through its newly acquired Hosted and Managed Services companies, TDS Telecom provides data center colocation services and a suite of offerings around voice and data infrastructure management.  Services provided include hosted application management, cloud services, managed hosting, and infrastructure services. These products are geared towards the needs of businesses that can outsource all their telecommunications and IT functions to a single trusted source.

Wholesale.  TDS Telecom continues to provide a high level of service to traditional interexchange carrier wholesale customers such as AT&T, Verizon and Sprint.  TDS Telecom’s wholesale market focus is on access revenues which is the compensation received for carrying interstate and intrastate long distance and data traffic on its networks.  The interstate and intrastate access rates charged include the cost of providing service plus a fair rate of return on the plant investment used to provide such service.  Universal service fund (“USF”) revenues, which support the cost of providing telecommunication services in high cost areas, are also included in wholesale service revenues.  Recent and proposed regulatory changes may affect the amounts of TDS Telecom’s future wholesale revenues.  The FCC recently began a process of reforming the manner in which carriers are compensated for originating, transporting and terminating each other’s traffic with the issuance of a Report and Order and Further Notice of Proposed Rulemaking on November 18, 2011, the states are expected to play a role in this reform as well.  But the FCC’s reform efforts are being challenged in court, so the specific outcome of this reform effort remains uncertain.  See “Regulation” below.

Residential.  TDS Telecom’s residential customer operations provide wireline local telephone service, high-speed data products and video services.  Video services are offered through either a resale agreement with a satellite provider or through TDS Telecom’s own terrestrial video offering.  TDS Telecom provides long-distance service by reselling long-distance service in its markets and through connections with long-distance carriers which purchase network access from the TDS Telecom ILECs.  Residential customer operations account for 59% of TDS Telecom’s equivalent access lines and 33% of total revenue.  As of December 31, 2011, approximately 85% of TDS Telecom’s ILEC residential customers are located in rural and small town areas, while the other 15% are located in more suburban markets.

TDS Telecom’s CLEC residential customer strategy is to provide continuing service to its current residential customer base with high quality customer service and competitive pricing, but not to seek any new residential customers due to their high acquisition costs and due to regulatory changes which have increased network cost and limited network availability.  Therefore, it is expected that the number of residential customers within TDS Telecom’s CLEC markets will continue to decline.  There are 31,800 residential customer lines remaining at December 31, 2011 representing $21.6 million in retail revenues.

Strategy

TDS Telecom seeks to be the preferred telecommunications solutions provider for both residential and commercial customers by developing and delivering high-quality products that meet or exceed our customers’ needs and to outperform the competition by maintaining superior customer service. TDS Telecom’s residential customer strategy is to provide voice, high-speed data, and video services through value-added bundling of products.  The commercial focus is to provide advanced IP-based voice and data services, as well as information technology solutions.  In addition, TDS Telecom seeks to grow through strategic acquisitions, as demonstrated by the three Hosted and Managed Services companies that TDS Telecom purchased in 2011 and 2010.  TDS Telecom is actively investing in the continuing transformation of its networks as it works to deploy advanced technologies and new services. TDS Telecom seeks to capitalize on its strong local presence and strives to champion economic development in its communities by actively advocating for state and federal regulatory frameworks that would enable its operations to grow profitably and continue to meet customer expectations for new and improved services.

Central to TDS Telecom’s market strategy is providing a high quality network, superior customer service, offering a full complement of services with value-added bundles and packages, and building brand equity in TDS Telecom.  TDS Telecom distinguishes itself with the high-level of customer service offered to its customers.  TDS Telecom’s professional field service representatives both live and work in many of the communities they serve.  To better meet the changing needs of its customers, TDS Telecom utilizes specialized customer service teams to more effectively and efficiently serve the individual needs of its retail customer segment.

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

TDS Telecom’s objective is to be the preferred broadband provider in its ILEC markets by offering a wide range of premium Internet services.  It continues to invest in high-speed data service and as of December 31, 2011, was able to provide this service to 94% of its ILEC access lines.  At that date, 58% of the households passed in its ILEC markets had 10 megabits per second or faster service available.

In 2012 TDS Telecom plans to expand its terrestrial video service offering from the trial markets in Tennessee to an additional 19 markets which currently experience significant cable competition.  This interactive video offering is intended to counter intensifying competition for video service and retain the video component of the double and triple play customer bundles.

TDS Telecom has continued to expand its presence in the business broadband market with high-speed symmetrical dedicated broadband, hosted-managedIP telephony, point-to-point Ethernet and Hosted and Managed Services.  TDS managedIP delivers business customers a converged voice and data communications solution to the desktop.  Point-to-point Ethernet provides customers secure and reliable high-speed data links for two or more locations over TDS Telecom’s internal network, not the public Internet.  Hosted and Managed Services provide customers with colocation, dedicated hosting, hosted application management and cloud computing services.  The long-term strategy includes leveraging products such as managedIP and Hosted and Managed Services to all of TDS Telecom’s commercial customers, differentiating both on service excellence and a superior product portfolio.

TDS Telecom focuses its marketing on information-intensive industries such as financial services, health services, real estate, hotels and motels, education and government.  TDS Telecom uses its direct sales force, targeted mailings, and telemarketing to sell products and services to commercial markets, which are segmented into tiers based on size (in terms of both lines and revenues) and strategic importance.  Different sales and distribution channels are used to target each segment.

TDS Telecom has continued to grow its long-distance product line and is the number one long-distance provider for its local service customers in its ILEC territories.  Seventy-seven percent of TDS’ ILEC physical access lines have a TDS long-distance product at December 31, 2011.

The following table summarizes additional information regarding TDS Telecom’s ILEC and CLEC customers for December 31, 2011:

Year ended December 31,	2011	2010	2009

ILEC
Equivalent access lines	754,400	767,200	775,900
% Residential	78%	78%	76%
% Business	22%	22%	24%
Physical access lines	482,000	507,700	536,300
High speed data customers (1)	238,400	227,700	208,300
ManagedIP stations (2)	6,900	3,600	1,900
Long-distance customers	371,500	370,100	362,800
CLEC
Equivalent access lines	317,500	335,400	355,900
% Residential	13%	17%	21%
% Business	87%	83%	79%
High speed data customers (1)	28,900	33,100	36,900
ManagedIP stations (2)	36,200	23,800	12,000

(1)         The number of customers provided high-capacity data circuits via various technologies, including DSL, managedIP and dedicated Internet circuit technologies.

(2)         The number of telephone handsets providing communications using IP networking technology.

Network Architecture and Technology

TDS Telecom is responding to the rapid changes in the telecommunications marketplace by providing its customers with high-quality telecommunications services and building its network to take advantage of a full complement of advanced telecommunications technologies.  TDS Telecom continues its program of transitioning to a highly reliable, next generation IP based broadband network by focusing on three areas: the data network, the voice network and last mile infrastructure.

TDS Telecom has an inter-regional core network which connects eight regional hub sites in its markets and carriers in Chicago and New York.  This data network routing infrastructure allows TDS Telecom to reach 79% of its access lines with its 10 Gig core network.  Additional development of a ubiquitous IP network that interconnects substantially all the existing service territories will allow for next generation IP service offerings and comprehensive IP policy management.

As a part of its strategy to provide higher data speeds, TDS Telecom has pursued a plan to deploy passive optical network technology, which enables significantly greater broadband speeds to new residential subdivisions and to commercial customers, when the investment is economically justified.  With the new availability of second generation Very-high-data-rate Digital Subscriber Line (“VDSL2”) technology, the transformation of the original last mile copper infrastructure can be accelerated with reduced capital investment relative to new fiber deployment.  TDS Telecom will continue to pursue a copper and fiber strategy to meet target speeds of at least 25 megabits per second (“Mbps”) to support high-speed data and IPTV video offerings.

As TDS Telecom continues to upgrade and expand its network, it is also standardizing equipment and processes to increase efficiency in maintaining its legacy network.  For example, TDS Telecom utilizes centralized monitoring and management of its network to reduce costs and improve service reliability.  Network standardization has supported TDS Telecom in operating its 24-hours-a-day / 7-days-per-week Network Management Center, which continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact.

TDS Telecom’s strategies recognize the changing telecommunications marketplace and the need to meet customer demands for greater bandwidth.  TDS Telecom intends to compete by providing its customers with high-quality telecommunications services and building its network to take full advantage of advanced telecommunications technologies including:

•                  Providing a hosted managedIP voice service to most of its markets.  This service allows business customers to integrate their voicemail and e-mail messaging platforms, self-provision advanced calling features, and integrate their telephone sets with their personal computers.

•                  Providing converged voice and data services that can be dynamically allocated and provisioned using a local loop and a channel bank at the commercial customer’s premise.  The advantage of having dynamic allocation is that a single loop can provide greater broadband speeds when the voice lines are not in use.

•                  Continuing to expand its fiber network into additional commercial customer premises and to upgrade its capacity to existing customers when economically justified.

•                  Providing IPTV to existing ILEC consumers by upgrading network equipment to increase speeds to carry video content.

New and Developing Technologies

An important component of TDS Telecom’s business strategy is to develop high-growth services, particularly IP-based, broadband services.  To position itself as a full-service broadband services provider to both residential and commercial customers, TDS Telecom will add bandwidth, introduce managed network security applications and continue to transition to VoIP, where voice is another application on the broadband pipe.  TDS Telecom is implementing a suite of IP-based, broadband services and upgrading the technology where network based services are already deployed.  New products and services are in various stages of development or deployment including:

•                  As a part of its strategy to compete for Triple Play (voice, high-speed Internet and video) customers, TDS Telecom currently offers Internet Protocol television (“IPTV”) in two ILEC markets following a trial launched in 2008.  Based on the success of these two markets, as well as improvements in network technologies and cost to provide the service, TDS Telecom is planning to expand this offering to 26 additional markets in 2012 and 2013.  Offering IPTV will establish TDS Telecom as a direct video provider in its markets and help drive the development of additional IP-based products connecting customers in integrated home networks.

•                  In 2011, TDS Telecom launched a Session Initiation Protocol (“SIP”) trunking solution that delivers connectivity and provides advanced functionality based upon a VoIP platform in all CLEC and ILEC markets that have managedIP available.  This service provides an upgrade path for legacy business systems and voice telephone customers to add many of the advanced features formerly only available to managedIP customers.

•                  Provide Hosted and Managed Services to commercial customers desiring to outsource portions or all of their IT infrastructure.  These services leverage TDS Telecom’s competencies in technology and network management, and in the delivery of highly reliable commercial service.  These services include colocation, dedicated hosting, hosted application management and cloud computing.

Competition

The competitive environment in the telecommunications industry has changed significantly as a result of technological advances, changing customer requirements and changes to regulation.  TDS Telecom continues to seek to develop and maintain an efficient cost structure to ensure that it can match price-based initiatives from competitors.  TDS Telecom is faced with significant challenges, including competition from cable television, VoIP, wireless and other wireline providers, decreases in intercarrier compensation received for the use of TDS Telecom’s networks and increases in the cost for TDS Telecom’s use of other providers’ networks.  These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom.

TDS Telecom has experienced physical access line losses and access minute declines due to competition from cable providers offering voice (VoIP) and data services via cable modems, from wireless carriers offering local and nationwide voice and data plans, and from other VoIP providers.

Cable television companies have developed technological improvements that have allowed them to extend their competitive operations beyond major markets and have enabled them to provide a broader range of voice and data services over their cable networks.  Several national cable companies have aggressively pursued the bundling of voice communications, data and video at a discounted price to attract customers from traditional telephone companies.  In addition, cable companies have added value to their Internet offerings by increasing speeds at no cost to the customer.  TDS Telecom estimates that 69% of its ILEC access lines face active voice competition from cable providers at December 31, 2011.  Cable companies are increasingly targeting not only residential customers, but commercial customers as well.

Wireless telephone service providers offering feature-rich wireless devices and improved network quality constitute a significant source of competition.  Some customers have chosen to completely forego use of traditional wireline telephone service and instead rely solely on wireless service for voice communications services.  This trend is more pronounced among residential customers, which comprise approximately 78% of TDS Telecom’s ILEC equivalent access lines as of December 31, 2011.  Some small businesses may follow the residential path by choosing wireless service and disconnecting wireline service.  Increasing penetration of wireless broadband services has led to substitution for long-distance calling, which impacts both TDS Telecom’s retail and access revenue.

VoIP technology also has improved and has led cable, Internet and other communications companies to substantially increase their offerings of VoIP service to commercial and residential customers.  VoIP providers route calls partially or wholly over the Internet, without the use of ILEC circuit switches and, in the case of cable operators and CLECs, without the use of ILEC networks to carry their communications traffic.  VoIP providers frequently use existing Internet networks to deliver flat-rate, all-distance calling plans that may also offer features that cannot readily be provided by traditional ILECs.  These plans may also be priced below the prices currently charged for traditional ILEC local and long-distance telephone services.

While TDS Telecom positions itself as a high-quality telecommunications provider, it is experiencing price competition from Regional Bell Operating Companies (“RBOC”s) (in areas where TDS Telecom competes as a CLEC), other CLECs, cable providers, wireless carriers, and VoIP providers as it seeks to gain and retain customers.  In addition, the RBOCs are actively seeking regulatory and technological changes that could impede TDS Telecom’s access to facilities used to provide CLEC telecommunications services.

TDS Telecom’s CLEC operations compete with RBOCs on the basis of price, reliability, state-of-the-art technology, product and service offerings, route diversity, ease of ordering, and customer service, including responsiveness to customer needs.  RBOCs have long-standing relationships with their customers and are well established in their respective markets.  RBOCs are offering increased pricing flexibility for their services and have implemented long-term customer contracts with high cancellation penalties for retention purposes.  RBOCs continue to pursue aggressive “Win back” programs that have been effective in regaining lines lost to CLECs.  TDS Telecom believes that, in general, its CLEC operations provide more attention and responsiveness to customers than RBOCs provide to similar-sized customers in TDS Telecom’s CLEC markets.

Business Development Strategy

In 2011, TDS acquired a Hosted and Managed Services company which provides hosted application management and managed IT hosting services to middle market businesses.  In 2010 TDS acquired two Hosted and Managed Services companies which provide a wide range of information technology solutions, including colocation, dedicated hosting, and cloud computing services.  Total consideration paid for these acquisitions was $161 million in cash.  These acquisitions provide a strong set of complementary network and IT-based services that TDS Telecom can offer to both current as well as new customers.  These companies are included in TDS Telecom’s ILEC segment.

In the last five years, TDS Telecom has acquired four ILECs for an aggregate consideration of $71 million.  As of the dates they were purchased these companies served a total of 26,600 equivalent access lines.

TDS Telecom may pursue both acquisitions and internal development projects to support its Hosted and Managed Services growth strategy.  Additionally, TDS Telecom may make additional opportunistic acquisitions of operating telephone companies, customers, or related service businesses in the future.  TDS Telecom’s acquisition strategy is to focus on the geographic clustering of its companies to achieve cost economies but may expand beyond this geography if attractive target companies are identified to complement TDS Telecom’s product and services growth strategy.  While management believes that it will be successful in making additional acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received.

Regulation

Regulatory Environment.  TDS Telecom’s ILECs are regulated by federal and state agencies and TDS Telecom strives to maintain positive relationships with these regulators.  Rates, including local rates paid by end user customers and intrastate access charges paid by carriers that exchange traffic with the TDS Telecom ILECs, continue to be subject to state commission approval in many states.  Regulators also establish and oversee the implementation of the provisions of federal and state telecommunications laws, including interconnection requirements, universal service obligations, promotion of competition, and the deployment of advanced services.  TDS Telecom routinely pursues desired changes in rate structures and regulation in an attempt to maintain affordable rates and reasonable earnings.  However, due to increased competition, most of TDS Telecom’s companies have had to move from a pricing structure historically based on costs to one primarily based on market conditions.

State regulators generally must approve rate adjustments, service areas and service standards and these regulators are authorized to limit the return earned on capital, subject to applicable state law.  In some states, construction plans, borrowing, affiliated charge transactions and certain other financial transactions of ILECs are also subject to regulatory oversight and approval.  Historically, states have designated a single ILEC as the provider of last resort in a local market and then regulated the entry of additional competing providers into the same local market.  The Telecommunications Act of 1996 (“Telecommunications Act”), however, largely preempted state authority over market entry.  While states retain authority to regulate competitive entry in rural telephone company service areas, states may not impose requirements that effectively function as barriers to entry, and the FCC is required to preempt state requirements if they impose such barriers to entry.

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

TDS Telecom’s ILEC subsidiaries also draw from the federal and state universal service funds. Universal service support helps keep services in rural and underserved markets comparable in quality and price to services in more urban markets, as Congress mandated in the Telecommunications Act of 1996.  Specifically, the High Cost Program of the federal Universal Service Fund (“USF”) ensures that consumers have access to and pay rates for telecommunications services in rural and underserved areas that are reasonably comparable to those provided in urban areas.  TDS Telecom’s subsidiaries draw from the USF because the cost of providing service in many of its rural markets is high, and all of the costs cannot be recovered solely from customers while still providing service that is reasonably comparable to services in urban markets.

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

National Broadband Plan.  In 2009, Congress directed the FCC to develop a National Broadband Plan (“the Plan”) to ensure every American has “access to broadband capability.”  In March 2010, the FCC released the Plan which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade.  The FCC notes that about one-half of the Plan will be addressed by the FCC, while the remainder would be addressed by Congress, the Executive Branch and state and local governments working closely with private and non-profit sectors.  On February 8, 2011, partly in response to the Plan, the FCC issued a Notice of Proposed Rulemaking seeking comment on proposals to reform the USF to provide support for broadband deployment and to reform the existing intercarrier compensation regime.

USF and ICC Reform Order.  Pursuant to the Plan and subsequent notices of proposed rulemaking, on November 18, 2011, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) to establish a new, broadband-focused support mechanism, called the Connect America Fund (“CAF”), and to reform the rules governing intercarrier compensation.  Under the existing intercarrier compensation system carriers recover their costs, in part, from one another.  The existing system generally ensures that TDS Telecom is able to recover its costs.  The Reform Order established certain rules for transitioning, over time, from the existing system to one where carriers will recover their costs directly from their end user subscribers.  The Reform Order addressed both intercarrier compensation as well as Universal Service Funding issues.  The Reform Order also was accompanied by a Further Notice of Proposed Rulemaking seeking comment on a range of follow up proposals.  The future proposed rulemaking is especially important to TDS Telecom, as numerous issues relevant to rate of return carriers, such as TDS Telecom, will be addressed in it.  The Reform Order is also the subject of numerous Petitions for Reconsideration, which ask the FCC to reconsider portions of its decision, and it is the subject of numerous judicial appeals.  Currently TDS Telecom receives $266 million in access revenues which includes approximately $90 million received under all the USF programs.  TDS Telecom cannot predict the outcome of any future rulemaking, reconsideration and legal challenges and as a consequence, the impacts these may have on TDS Telecom.  However, the Reform Order may have a negative impact on already declining revenues.

The FCC has determined that the deployment of both wireline and wireless broadband facilities should be supported, with one wireline carrier and one mobile carrier receiving support in each area.

For wireline rate of return carriers such as TDS Telecom, the Reform Order establishes a $2 billion fund that is intended to maintain existing levels of support in the aggregate while at the same time transitioning support mechanisms so that, over time, rate of return carriers receive support for the deployment of wireline broadband facilities principally through the CAF rather than through the intercarrier compensation regime.  To effectuate the first phase of this effort, the Reform Order established benchmarks that limit certain reimbursable capital and operating expenses for determining High Cost Loop Support; reduces High Cost Loop Support on a dollar-for-dollar basis where a carrier’s local rates are set below a specified urban local rate floor; phases out safety net additive support; eliminates local switching support; eliminates support for service areas that overlap with the service areas of others; and imposes a $250 absolute cap on per line support.  Although the Reform Order is intended to permit rate of return carriers to recover any lost support through the explicit support mechanism in the CAF, it remains unclear whether the CAF will provide TDS Telecom with the same level of support over time that TDS Telecom today receives.

With respect to intercarrier compensation, the Reform Order provides for a reduction in the charges that TDS pays to wireline phone companies to transport and terminate calls that originate on TDS’ network, which will reduce TDS’ operating expenses.  However, TDS also receives revenue from other carriers to transport and terminate calls that originate on those carriers’ networks.  As a general matter, the amount and timeframe for these reductions will depend on the nature of the traffic at issue.  In some cases, such as with the exchange of traffic between wireline and wireless, the reduction is scheduled to occur quickly, whereas in other cases, such as with the exchange of traffic between wireline rate of return carriers, the reduction is scheduled to occur over a period of time.  The fundamental goal of the Reform Order is to, over time, transition all intercarrier compensation to a default “bill and keep” arrangement so that, in the absence of some commercial arrangement, support for the deployment of broadband services is based solely on funds received from the CAF and end-user customers.  As reductions in intercarrier charges increase over the next five to ten years, TDS’ related revenues and operating expenses are expected to decline.

American Recovery and Reinvestment Act.  Congress enacted the American Recovery and Reinvestment Act of 2009, (“the Recovery Act”), which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States. Under the Recovery Act, TDS Telecom was awarded $105.1 million in federal grants and will provide $30.9 million of its own funds to complete 44 projects which will result in DSL being available to 27,000 additional households.  The distribution of Recovery Act funds to other telecommunications service providers could impact competition in certain of TDS Telecom’s service areas.

Net Neutrality.  In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless internet service providers to manage applications and content that traverse their networks.  In December, 2010, after a lengthy proceeding, which considered different approaches, including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted a net neutrality rule based on its Title I “ancillary” authority to enforce different parts of the Communications Act. The rule requires all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms sufficient for consumers to make informed choices regarding the use of such services. The rule also prohibits all internet providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management. The rule subjects the providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects a recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. Thus the FCC at this time considered it appropriate to take only the “measured steps” with respect to mobile broadband service reflected in the rule. The order is generally controversial and has been challenged in the courts.  TDS Telecom cannot predict the outcome of such cases.

Subpoena.  On November 1, 2011, TDS received a subpoena from the FCC’s Office of Inspector General requesting information regarding receipt of Federal Universal Service Fund support relating to TDS and its affiliates.  TDS has provided the information requested and intends to fully cooperate with regard to the request.  TDS cannot predict any action that may be taken as a result of the request.

TDS—Other Items

Employees

TDS had approximately 12,300 employees as of December 31, 2011, less than 1% of whom were represented by a labor organization.  TDS considers its relationship with its employees to be good.

Item 1A.  Risk Factors

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this Form 10-K.  Each of the following risks could have a material adverse effect on TDS; however, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K to understand the material risks relating to TDS’ business.

RISK FACTORS

1)             Intense competition in the markets in which TDS operates could adversely affect TDS’ revenues or increase its costs to compete.

Competition in the telecommunications industry is currently intense and could intensify further in the future due to the general effects of the economy, as well as due to wireless industry factors such as increasing market penetration and decreasing customer churn rates.  TDS’ ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  TDS anticipates that competition may cause the prices for products and services to continue to decline, and the costs to compete to increase, in the future.  Most of TDS’ competitors are national or global telecommunications companies that are larger than TDS, possess greater resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that TDS does not offer.  Larger competitors could potentially engage in predatory practices that could have an adverse effect on TDS.  In addition, TDS may face competition from technologies that may be introduced in the future or from new entrants into the industry.  New technologies, services and products that are more commercially effective than the technologies, services and products offered by TDS may be developed.  Further, new technologies may be proprietary such that TDS is not able to adopt such technologies.  There can be no assurance that TDS will be able to compete successfully in this environment.

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

Sources of competition to TDS’ wireline ILEC business include, but are not limited to, resellers of local exchange services, interexchange carriers, regional bell operating companies (RBOC), satellite transmission service providers, wireless communications providers, cable television companies, competitive access service providers, competitive local exchange carriers, Voice over Internet Protocol (VoIP) providers, providers using other emerging technologies, data center providers and managed services providers.  In the future, TDS expects the number of its wireline physical access lines served to continue to be adversely affected by wireless and broadband substitution and by cable company competition.

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

Some of the specific risks presented by certain wireline competitors include:

•                  Cable television companies — continued deployment of technologies such as DOCSIS 3.0 that substantially increase data transfer speeds.

•                  Wireless — the trend of customers “substituting” their wireline connection for a wireless device.

•                  RBOC — continue to be formidable competitors given their full suite of services, experience and strong financial resources.

•                  VoIP providers — are able to offer voice service at a very low price point.

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

In addition, in pursuit of its business strategy U.S. Cellular is engaged in a number of multi-year initiatives including the development of: a new billing and operational support system (“B/OSS”) which will include a new point-of-sale system and consolidate billing on one platform; an Electronic Data Warehouse/Customer Relationship Management System to collect and analyze information more efficiently to build and improve customer relationships; and a new Internet/Web platform to enable customers to complete a wide range of transactions and, eventually, to manage their accounts online.  These multi-year initiatives involve a substantial financial commitment, including a multi-year commitment with a vendor for software licensing and services related to the development and implementation of the new B/OSS.

Further, U.S. Cellular’s strategic decisions related to the adoption of new technologies are ultimately impacted by such factors as consumer preferences for technologies and the related services and products, and original equipment manufacturer (“OEM”) support of such technologies, among other factors.  Also, U.S. Cellular’s “smart follower” strategy may cause consumers that are eager to adopt new technologies more quickly to select U.S. Cellular’s competitors as their service provider.  These customers who are early adopters of new technologies are often customers who generate higher average revenue per unit (“ARPU”), and to the extent that U.S. Cellular does not attract these types of customers, U.S. Cellular could be at a competitive disadvantage and have a customer base that generates lower overall ARPU relative to its competition.

TDS Telecom seeks to be the preferred telecommunications solutions provider in its chosen markets for both residential and commercial customers by developing and delivering high-quality products that meet or exceed our customers’ needs and to outperform the competition by maintaining superior customer service.  TDS Telecom’s residential customer strategy is to provide voice, high-speed data, and video services through value-added bundling of products.  The commercial focus is to provide advanced IP-based voice and data services, as well as information technology solutions.  In addition, TDS Telecom seeks to grow through strategic acquisitions.  TDS Telecom is actively investing in the continuing transformation of its networks as it works to deploy advanced technologies and new services. TDS Telecom seeks to capitalize on its strong local presence and strives to champion economic development in its communities by actively advocating with respect to state and federal regulatory frameworks that would enable its operations to grow profitably and continue to meet customer expectations for new and improved services.

The successful execution of strategies, the optimal allocation within TDS’ portfolio of assets and optimal capital allocation decisions depend on various internal and external factors, many of which are not in TDS’ control.  TDS’ ability to implement and execute its business strategies and optimally allocate its assets and capital and, as a result, achieve desired financial results, could be affected by such factors.  Such factors include pricing practices by competitors, relative scale, purchasing power, roaming and other strategic agreements, wireless device availability, timing of introduction of wireless devices and other factors.  In addition, there is no assurance that U.S. Cellular’s multi-year initiatives or TDS Telecom’s cost-reduction or customer-retention programs will be successful.  Even if TDS executes its business strategies as intended, such strategies may not be successful in the long term to profitably sustain growth in revenues or otherwise.  A failure by TDS to execute its business strategies successfully or to allocate resources or capital optimally could have an adverse effect on TDS’ wireless and wireline businesses, financial condition or results of operations.

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

TDS’ wireless customers can access another carrier’s digital system automatically only if the other carrier allows TDS’ customers to roam on its network.  TDS relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S., Mexico and Canada outside of its service areas and to improve coverage within selected areas of TDS’ network footprint.  Such agreements cover traditional voice services as well as data services, which are an area of strong growth for TDS and other carriers.  Although TDS currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur, including, without limitation, if network standards are not maintained. FCC rules require wireless carriers to offer some roaming arrangements to other carriers on reasonable terms and conditions. However, carriers frequently disagree on what constitutes reasonable terms and conditions.  Pursuant to FCC orders issued in 2007 and 2011, commercial mobile service providers are required to provide automatic roaming voice and data services to other providers on just, reasonable and non-discriminatory terms.  The FCC will determine what is just and reasonable on a case by case basis, taking into account the totality of circumstances.  As yet, the FCC has not issued any rulings concerning these requirements.  At this time, there is no assurance that TDS will be able to enter into or renegotiate existing agreements to provide roaming services using 4G LTE or other technologies or that it will be able to do so on reasonable or cost effective terms.

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

TDS’ revenues include roaming revenues related to the use of TDS’ network by other wireless carriers’ customers who travel within TDS’ coverage areas.  Changes in the network footprints of carriers due to mergers, acquisitions or network expansions could have an adverse effect on TDS’ roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap TDS’ network could decrease the amount of roaming revenues for TDS.  Accordingly, further industry consolidation or network expansions by other wireless carriers could cause current roaming revenues to decline, which would have an adverse effect on TDS’ business, financial condition and results of operations.

7)             A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business and operations.

TDS’ wireless business depends on the ability to use portions of the radio spectrum licensed by the FCC.  TDS could fail to obtain access to sufficient spectrum capacity in new or existing critical markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services, and to enable deployment of next-generation services.  TDS believes that this increased demand for data services reflects a trend that will continue for the foreseeable future; as such, TDS could fail to accurately forecast its future spectrum requirements considering changes in customer usage patterns, technology requirements and the expanded demands of new services.  Such a failure could have an adverse impact on the quality of TDS’ services or TDS’ ability to roll out such future services in some markets, or could require that TDS curtail existing services in order to make spectrum available for next-generation services.  Spectrum constrained providers could be effectively capped in increasing market share.  As they gain customers, they use up their network capacity.  Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, limited by zoning considerations, and ultimately may not be cost effective.  If they become less cost-competitive, they may become unprofitable or be required to raise prices and lose customers, which would be an unsustainable position.  TDS may acquire access to spectrum through a number of alternatives, including participation in spectrum auctions, partnering on a non-controlling basis with other auction applicants (“Other Applicants”) and other acquisitions and exchanges.  As required by law, the FCC has conducted auctions for licenses to use some parts of the radio spectrum.  The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are made by the FCC pursuant to laws that they administer.  The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints.  TDS or Other Applicants may not be successful in FCC auctions in obtaining the spectrum that either believes is necessary to implement its business and technology strategies.  In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum.  Further, access to use spectrum won in FCC auctions may not be available on a timely basis.  Such access is dependent upon the FCC actually granting licenses won in the various auctions, which can be delayed for various reasons, including the possible need for the FCC to transition current users of spectrum to other portions of the radio spectrum.  TDS also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees.  However, TDS may not be able to acquire sufficient spectrum through these types of transactions, and TDS may not be able to complete any of these transactions on favorable terms.

8)             To the extent conducted by the Federal Communications Commission (“FCC”), TDS is likely to participate in FCC auctions of additional spectrum in the future as an applicant or as a noncontrolling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

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

TDS’ wireless business requires licenses granted by the FCC to provide wireless telecommunications services.  Typically, such licenses are issued for an initial ten-year term and may be renewed for additional ten-year terms, subject to FCC approval of the renewal applications.  Failure to comply with FCC requirements in a given service area could result in the revocation of TDS’ license for that area or in the imposition of fines.  Court decisions and rulemakings could have a substantial impact on TDS’ wireless operations, including rulemakings on intercarrier access compensation and universal service.  Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’ ability to respond to new regulations.  TDS is unable to predict the future actions of the various regulatory bodies that govern TDS, but such actions could have adverse effects on TDS’ wireless business.

TDS’ wireline operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies.  Adverse decisions or increased regulation by these regulatory bodies could negatively impact TDS’ operations by, among other things, increasing TDS’ costs of doing business, permitting greater competition or limiting TDS’ ability to engage in certain sales or marketing activities.  TDS is unable to predict the future actions of the various regulatory bodies that govern TDS, but such actions could have adverse effects on TDS’ wireline business.

TDS’ ILECs have been granted permission to operate by each of the states in which they operate.  TDS is subject to regulation from the regulatory commissions in each of these states as well as from the FCC.  State regulatory commissions have primary jurisdiction over local and intrastate rates that TDS charges customers, including, without limitation, other telecommunications companies, and service quality standards.  The FCC has primary jurisdiction over the interstate access rates that TDS charges other telecommunications companies that use TDS’ network and other issues related to interstate service.  TDS receives a substantial amount of its ILEC revenues from interexchange carriers for providing access to its network and from compensation from the Universal Service Fund and other support funds.  Future revenues, costs, and capital investment in TDS’ wireline business could be adversely affected by material changes to these regulations including but not limited to changes in intercarrier compensation, state and federal universal service support, and the treatment of VoIP traffic.

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

In March 2010, the FCC released its National Broadband Plan (“the Plan”) which describes the FCC’s goals for enhancing broadband availability and the methods for achieving those goals over the next decade.  The FCC notes that about one-half of the Plan will be addressed by the FCC, while the remainder would be addressed by Congress, the Executive Branch and state and local governments working closely with private and non-profit sectors.  Among the Plan’s proposals was to reform aspects of the Universal Service Fund (“USF”) so that it is designed to fund the deployment of broadband rather than telecommunications, and to modify the intercarrier compensation regime so that it aligns with the support mechanism generated by USF reform.  As explained more fully below, TDS cannot predict the ultimate outcome of these proposals or what effects any final rules, regulations or laws may have on its ability to compete in the provision of wireline and wireless broadband services to its customer base. Changes in regulation or the amount or distribution of USF funds to U.S. Cellular, TDS Telecom and other telecommunications service providers could impact competition in certain of U.S. Cellular’s and TDS Telecom’s service areas, and could have an adverse effect on TDS’ business, financial condition or results of operations.

In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless internet service providers to manage applications and content that traverse their networks.  In December, 2010, after a lengthy proceeding, which considered different approaches, including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted a net neutrality rule based on its Title I “ancillary” authority to enforce different parts of the Communications Act, which rule is now in effect. The rule requires all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms sufficient for consumers to make informed choices regarding the use of such services. The rule also prohibits all internet providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management. The rule subjects the providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects a recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. Thus the FCC at this time considered it appropriate to take only the “measured steps” with respect to mobile broadband service reflected in the rule. The order is generally controversial and has been challenged in the courts.  TDS cannot predict the outcome of such cases.

TDS’ operations are subject to various federal, state and local environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. TDS’ operations involve the use of materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions and other materials. Unexpected events, equipment malfunctions and human error, among other factors, can lead to violations of environmental laws, regulations or permits. To the extent any hazardous substances or any other substance or material must be cleaned up or removed from TDS property or property leased by TDS, it may be responsible under applicable laws, regulations or leases for the removal or cleanup of such substances or materials, the cost of which could be substantial.

Fluctuations in the price of power can increase the cost of energy used by TDS’ businesses. Federal legislative proposals have been considered that would, if adopted, implement various forms of regulation or taxation to reduce or mitigate greenhouse gas emissions. Some states have also considered or adopted laws intended to limit fuel consumption and/or encourage the use of renewable energy for the same purpose. Regulation of greenhouse gas emissions could increase the costs of electricity or petroleum, and these cost increases could consequently increase TDS’ costs for electricity or emergency generator fuels. TDS could be directly subject to taxes, fees or costs, or could indirectly be required to reimburse electricity providers for such costs as a result of such regulation.  The impacts of climate change could increase costs of operation due to, for example, higher maintenance and repair costs due to extreme weather events or an increase in energy use in order to maintain the temperature of equipment used in TDS’ operations.

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

10)      Changes in Universal Service Fund (“USF”) funding and/or intercarrier compensation could have an adverse impact on TDS’ financial condition or results of operations.

USF and ICC Reform Order.  Pursuant to the Broadband Plan and subsequent notices of proposed rulemaking, on November 18, 2011,  the Commission released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform.  The Reform Order substantially revises the current USF high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, is to be phased out over time and replaced with the Connect America Fund (“CAF”), a new Mobility Fund, and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as TDS are eligible to receive funds in both the CAF and the Mobility Fund, although some areas that TDS currently serves may be declared ineligible for support if they are already served, or are subject to certain rights of first refusal by incumbent carriers.

The FCC has determined that the deployment of both wireline and wireless broadband facilities should be supported, with one wireline carrier and one mobile carrier receiving support in each area.

For wireline rate of return carriers such as TDS Telecom, the Reform Order establishes a $2 billion fund that is intended to maintain existing levels of support in the aggregate while at the same time transitioning support mechanisms so that, over time, rate of return carriers receive support for the deployment of wireline broadband facilities principally through the CAF rather than through the intercarrier compensation regime.  To effectuate the first phase of this effort, the Reform Order established benchmarks that limit certain reimbursable capital and operating expenses for determining High Cost Loop Support; reduces High Cost Loop Support on a dollar-for-dollar basis where a carrier’s local rates are set below a specified urban local rate floor; phases out safety net additive support; eliminates local switching support; eliminates support for service areas that overlap with the service areas of others; and imposes a $250 absolute cap on per line support.  Although the Reform Order is intended to permit rate of return carriers to recover any lost support through the explicit support mechanism in the CAF, it remains unclear whether the CAF will provide TDS Telecom with the same level of support over time that TDS Telecom today receives.

TDS’ wireless operations will be subject to a different funding mechanism, the Mobility Fund, which will be implemented in two phases.  The Phase I Mobility Fund will provide one-time funding through a reverse auction to fill in coverage in “dead zones” that currently lack “3G” wireless service.  In Phase I, $300 million will be allocated throughout the country and an additional $50 million will be set aside for tribal lands.  The Phase II Mobility Fund will have a budget of up to $500 million per year (up to $100 million of which is reserved for tribal lands), with the method of disbursement to be determined in a further NPRM.  Phase II funding will be provided to areas that lack “4G” wireless service.  The CAF will support service to homes, businesses, and anchor institutions, using any technology that can meet the technical requirements.

TDS is contemplating whether it will participate in both Phase I and Phase II Mobility Fund proceedings, and the CAF, but it is uncertain whether TDS will obtain support through any of these mechanisms.  If TDS is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain, and retain the right to receive support, including for example allowing other carriers to collocate on TDS’ towers, allowing voice and data roaming on TDS’ network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the Commission’s Further Notice of Proposed Rulemaking.

Current USF support for TDS’ wireless operations is scheduled to be phased down.  Support for 2011 (excluding certain adjustments) will be frozen on January 1, 2012 and reduced by 20% starting in July, 2012.  Support will be reduced by 20% in July of each subsequent year. However, if the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time with a 40% reduction in support, until such time as the Phase II Mobility Fund is operational. At this time, TDS cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order or whether reductions in support will be offset with additional support from the CAF or the Mobility Fund.

With respect to intercarrier compensation, the Reform Order provides for a reduction in the charges that TDS pays to wireline phone companies to transport and terminate calls that originate on TDS’ network, which will reduce TDS’ operating expenses.  However, TDS also receives revenue from other carriers to transport and terminate calls that originate on those carriers’ networks.  As a general matter, the amount and timeframe for these reductions will depend on the nature of the traffic at issue.  In some cases, such as with the exchange of traffic between wireline and wireless, the reduction is scheduled to occur quickly, whereas in other cases, such as with the exchange of traffic between wireline rate of return carriers, the reduction is scheduled to occur over a period of time.  The fundamental goal of the Reform Order is to, over time, transition all intercarrier compensation to a default “bill and keep” arrangement so that, in the absence of some commercial arrangement, support for the deployment of broadband services is based solely on funds received from the CAF.  As reductions in intercarrier charges increase over the next five to ten years, TDS’ related revenues and operating expenses are expected to decline.  The Reform Order was accompanied by a Further Notice of Proposed Rulemaking seeking comment on a range of additional proposals.  Any future rulemaking that results from these proposals could be important to TDS Telecom, as a number of the proposals are relevant to rate of return carriers, such as TDS Telecom.

The FCC’s Reform Order, and any subsequent orders it adopts to reform universal service and intercarrier compensation, are subject to judicial review.  A number of parties have asked the FCC to reconsider certain aspects of its Reform Order and a number of other parties have sought judicial review.  TDS cannot predict the timing or outcome of any such requests for reconsiderations or appeals or whether such actions will result in an adverse effect on TDS’ business, financial condition or results of operations.

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

There has been a trend in the telecommunications and related industries in recent years towards consolidation of service providers through acquisitions, reorganizations and joint ventures.  TDS expects this trend towards consolidation to continue, leading to larger competitors over time. TDS has lower scale efficiencies compared to larger competitors.  TDS may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than TDS, which could adversely affect TDS’ revenues and costs of doing business.  Specifically, TDS’ smaller scale relative to most of its competitors could have the following impacts:

•                  Increased operating costs due to lack of leverage with vendors.

•                  Limited opportunities for strategic partnerships as potential partners are focused on wireless and wireline carriers with greater scale.

•                  More limited access to content.

•                  Limited access to wireless devices as larger competitors enter into exclusive wireless device arrangements.

•                  Limited ability to influence industry standards.

•                  Reduced ability to invest in research and development of new products and services.

•                  Vendors may deem TDS non-strategic and not develop or sell products and services to TDS, particularly where technical requirements or specifications differ from those of larger companies.

•                  Limited access to intellectual property.

TDS’ businesses increasingly depend on access to content for data, music or video services and their access to new wireless devices and other devices being developed by vendors.  TDS’ ability to obtain such access depends in part on other parties.  For example, filings in proceedings before the FCC have alleged that larger companies have entered into exclusive arrangements with wireless device manufacturers which have the potential to restrict the market availability of particular wireless devices.  If TDS is unable to obtain timely access to content for data, music or video services or timely access to new wireless devices being developed by vendors, its business, financial condition or results of operations could be adversely affected.

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

TDS’ operating results may be subject to factors which are outside of TDS’ control, including changes in general economic and business conditions.  Such factors could have an adverse effect on TDS’ business, financial condition or results of operations.

16)      Changes in various business factors could have an adverse effect on TDS’ business, financial condition or results of operations.

Changes in any of several factors could have an adverse effect on TDS’ business, financial condition or results of operations.  These factors include, but are not limited to:

•                  Demand for or usage of services, particularly data services;

•                  Customer preferences, including Internet speed and type of wireless devices;

•                  Customer perceptions of network quality and performance;

•                  The pricing of services;

•                  The overall size and growth rate of TDS’ customer base;

•                  Average revenue per customer;

•                  Penetration rates;

•                  Churn rates;

•                  Selling expenses;

•                  Net customer acquisition and retention costs;

•                  Customers’ ability to pay for services and the potential impact on bad debts expense;

•                  Roaming rates;

•                  Third-party vendor support;

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

The telecommunications industry is experiencing significant technological change, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services, and products, and enhancements and changes in end-user requirements and preferences.  Widespread deployment of technologies such as “Wi-Fi,” which does not rely on exclusively-licensed spectrum, advances in HSPA, and the deployment of fourth-generation technologies (“4G”) such as LTE or “WiMAX,” could cause the technology used on TDS’ wireless networks to become less competitive or obsolete.  In addition, wider deployment and use of VoIP could cause a decrease in demand for TDS’ traditional circuit-switched telephone services.  Specifically, VoIP providers have lower barriers to entry into the telecommunications business, are able to avoid access charges in many cases, and may use a strategy of offering voice service for free or at a marginally profitable rate in order to sell other services and content to customers.  Also, high speed wireless networks (“wireless broadband”) represent a product offering and opportunity for TDS’ wireless business, but also represent a risk for TDS’ wireline business as customers may elect to substitute their wireline broadband connection for wireless broadband.  Further, fixed-mobile convergence services that combine wireline broadband services with mobile services represent a competitive threat.  TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If TDS cannot keep pace with these technological changes or other changes in the telecommunications industry over time, its financial condition, results of operations or ability to do business could be adversely affected.

18)      Complexities associated with deploying new technologies, such as TDS’ ongoing upgrade to 4G LTE technology, present substantial risk.

TDS has selected 4G LTE technology as its approach to address demand for services enabled by fourth generation wireless technology.  The deployment of 4G LTE technology is impacted by a number of technical challenges.

Manufacturers of wireless devices (“Original Equipment Manufacturers” or “OEMs”) must design and manufacture equipment that operates on the frequency bands available to TDS.  This may involve software and hardware support for such bands in wireless device chip sets as well as band-specific designs for components such as filters.  OEMs, chipset manufacturers, and component manufacturers will likely prioritize the support of frequency bands that are specified by the largest wireless carriers.  Given TDS’ smaller scale relative to its competitors, it is likely that certain bands of spectrum licensed to TDS and its affiliates will represent a lower priority for chipset and wireless device manufacturers.  As a result, the timing and the availability of wireless devices to support TDS’ 4G LTE roll out is uncertain.  In addition, due to TDS’ relatively smaller scale, the cost of such equipment could be higher for TDS than for TDS’ competitors.

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

Lack of wireless devices available to TDS to support its 4G LTE roll out, comparatively smaller spectrum positions for initial 4G LTE deployments, and eventually carrier aggregation standards that result in TDS delivering slower 4G LTE data transfer speeds relative to its competitors, could have an adverse impact on TDS’ business, financial condition and results of operations.

TDS is deploying technologically advanced wireline services including advanced DSL, fiber optic and Very-high-speed digital subscriber line 2 (“VDSL2”) technologies.  A significant amount of the product development and integration risks are borne by TDS.  Further, the simultaneous rollout of these advanced services and technologies increases the execution risk. If TDS fails to effectively deploy new technologies and products on a timely basis, this could have an adverse impact on TDS’ business, financial condition and results of operations.

19)      TDS is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of these fees are subject to great uncertainty.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including USF fees and common carrier regulatory fees. The division of services between interstate services and intrastate services, including the divisions associated with the federal USF fees, is a matter of interpretation and may in the future be contested by the FCC or state authorities. The FCC also may change in the future the basis on which federal USF fees are charged. The Federal government and many states also apply transaction-based taxes to sales of TDS products and services and to purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on TDS services. The applicability of these surcharges and fees to its services is uncertain in many cases and jurisdictions may contest whether TDS has assessed and remitted those monies correctly.  Periodically state and federal regulators may increase or change the surcharges and fees TDS currently pays.  In some instances TDS passes through these charges to its customers.  However, Congress, the FCC, state regulatory agencies or state legislatures may limit the ability to pass through transaction-based tax liabilities, regulatory surcharges and regulatory fees imposed on TDS to customers.  TDS may or may not be able to recover some or all of those taxes from its customers and the amount of taxes may deter demand for its services or increase its cost to provide service which could have an adverse effect on its business, financial condition or operating results.

20)      Changes in TDS’ enterprise value, changes in the market supply or demand for wireless licenses or wireline markets, adverse developments in the business or the industry in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of its license costs, goodwill and/or physical assets.

A large portion of TDS’ assets consists of intangible assets in the form of licenses and goodwill.  TDS also has substantial investments in long-lived assets such as property, plant and equipment.  TDS reviews its licenses, goodwill and other long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets.  The amount of any such impairment loss could be significant and could have an adverse effect on TDS’ reported financial results for the period in which the loss is recognized.  The estimation of fair values requires assumptions by management about factors that are uncertain including future cash flows, the appropriate discount rate and other factors.  Different assumptions for these factors could create materially different results.

21)      Costs, integration problems or other factors associated with developing and enhancing business support systems, acquisitions/divestitures of properties or licenses and/or expansion of TDS’ business could have an adverse effect on TDS’ business, financial condition or results of operations.

As part of TDS’ operating strategy, TDS from time to time may be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum.  TDS may change the markets in which it operates and the services that it provides through the acquisition of other telecommunications service providers and related service businesses, the acquisition of selected licenses or operating markets from such providers or through direct investment or divestiture of current operations.  In general, TDS may not disclose such transactions until a definitive agreement has been reached.

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

•                  Ability to manage businesses that are engaged in activities other than traditional wireline and wireless service, including TDS’ acquisition of Hosted and Managed Services businesses engaged in the provision of data center, managed hosting and cloud computing services;

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

Failure to overcome these risks or any other problems encountered in these transactions could have an adverse effect on TDS’ business, financial condition or results of operations.

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

22)      A significant portion of TDS’ wireless revenues is derived from customers who buy services through independent agents who market TDS’ services on a commission basis. If TDS’ relationships with these agents are seriously harmed, its business, financial condition or results of operations could be adversely affected.

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

23)      TDS’ investments in technologies which are unproven may not produce the benefits that TDS expects.

TDS is making investments in various new technologies and service and product offerings.  These investments include technologies for enhanced data services offerings and IPTV.  TDS expects new services, products and solutions based on these new technologies to contribute to future growth in its revenues.  However, the markets for some of these services, products and solutions are still emerging and the overall potential for these markets remains uncertain.  If customer demand for these new services, products and solutions does not develop as expected, TDS’ financial condition or results of operations could be adversely affected.

24)      A failure by TDS to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network and support systems could have an adverse effect on its operations.

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

25)      Financial difficulties (including bankruptcy proceedings) or other operational difficulties of TDS’ key suppliers or vendors, termination or impairment of TDS’ relationships with such suppliers or vendors, or a failure by TDS to manage its supply chain effectively could result in delays or termination of TDS’ receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect TDS’ business, financial condition or results of operations.

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

Proposed regulatory developments regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries may affect some of TDS’ suppliers.  These proposed changes may limit the availability of conflict free minerals and, as a result, TDS may not be able to obtain products in sufficient quantities or at competitive prices from its vendors who utilize such minerals in the manufacture of products.

In such cases, TDS may be unable to maintain and upgrade its network or provide services to its customers in a competitive manner, or could suffer other disruptions to its business.  In that event, TDS’ business, financial condition or results of operations could be adversely affected.

26)      TDS has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on TDS’ financial condition or results of operations.

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

27)      A failure by TDS to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, including breaches of network or information technology security, could have an adverse effect on TDS’ business, financial condition or results of operations.

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

The increased provision of data services including IPTV has introduced significant new demands on TDS’ network and has also increased complexities related to network management.  As it relates to TDS’ wireline networks, the transition to new IP-based networks from well established time-division multiplexing networks requires new support tools and technician skills.  Further, this transition requires the use of more leased facilities and partnerships which require enhanced network monitoring and controls.  The IP-based networks also generally require more electronics on customers’ premises which introduces more technical risks and makes diagnostics and repairs more difficult.

Further, the increased provision of data services on TDS’ networks has created an increased level of risk related to quality of service.  This is due to the fact that many customers, particularly commercial customers, increasingly rely on data communications to execute and validate transactions.  The increased volume of data traffic has resulted in capacity issues.  As a result, redundancy, geographical diversity and enhanced capacity of TDS’ network facilities are critical to providing uninterrupted service.  Also, the speed of repair and maintenance procedures in the event of network interruptions is critical to maintaining customer satisfaction.  TDS’ ability to maintain high quality, uninterrupted service to its customers is critical, particularly given the increasingly competitive environment and customers’ ability to choose other service providers.

In addition, TDS’ networks and information technology and the networks and information technology of vendors on which TDS relies are subject to damage or interruption due to various events, including power outages, computer, network and telecommunications failures, computer viruses, security breaches, hackers and other cyber security risks, catastrophic events, natural disasters, errors or unauthorized actions by employees and vendors, flawed conversion of systems, disruptive technologies and technology changes.  If TDS’ or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if TDS’ or its vendors’ security is breached or otherwise compromised, TDS could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems.  If TDS’ or its vendors’ systems become unavailable or suffer a security breach of customer or other data, TDS may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected.  Any material disruption in TDS’ networks or information technology, including security breaches, could have an adverse effect on TDS’ business, financial condition or results of operations.

28)      Wars, conflicts, hostilities and/or terrorist attacks or equipment failures, power outages, natural disasters or other events could have an adverse effect on TDS’ business, financial condition or results of operations.

Wars, conflicts, hostilities, terrorist attacks, major equipment failures, power outages, natural disasters, or similar disasters or failures that affect TDS’ wireless or wireline telephone switching offices, information systems, microwave links, third-party owned local and long-distance networks on which TDS relies, TDS’ cell sites, data centers or other equipment or the networks of other providers and vendors which TDS or its customers use or on which customers roam could have an adverse effect on TDS’ operations.  Although TDS has certain back-up and similar arrangements, TDS has not established a formal, comprehensive business continuity or emergency response plan at this time.  As a result, under certain circumstances, TDS may not be prepared to continue its operations, respond to emergencies or recover from disasters or other similar events.  TDS’ inability to operate its telecommunications systems or access or operate its information systems even for a limited time period may result in a loss of customers or impair TDS’ ability to serve customers or attract new customers, which could have an adverse effect on TDS’ business, financial condition or results of operations.

29)      The market prices of TDS’ Common Shares are subject to fluctuations due to a variety of factors.

Factors that may affect the future market prices of TDS’ Common Shares include:

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

•                  Variations between TDS’ actual financial and operating results and those expected by analysts and investors; and

•                  Announcements by TDS’ competitors.

Any of these or other factors could adversely affect the future market prices of TDS’ Common Shares or could cause the future market prices of TDS’ Common Shares to fluctuate from time to time.

30)      Identification of errors in financial information or disclosures could require amendments to or restatements of financial information or disclosures included in this or prior filings with the Securities and Exchange Commission (“SEC”).  Such amendments or restatements and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on TDS’ business, financial condition or results of operations.

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

Restatements and delays in filing reports with the SEC could have adverse consequences, including the following:  TDS’ credit ratings could be downgraded, which would result in an increase in its borrowing costs and could make it more difficult for TDS to borrow funds on satisfactory terms.  The lenders on TDS’ and U.S. Cellular’s revolving credit agreements could refuse to waive a default or extend a waiver of default, impose restrictive covenants or conditions or require increased payments and fees.  The holders of debt under TDS’ indenture could attempt to assert a default and, if successful and TDS does not cure the default in a timely manner, accelerate such debt.  The New York Stock Exchange could begin delisting proceedings with respect to the TDS Common Shares and TDS debt that is listed thereon.  TDS may not be able to use or file shelf registration statements on Form S-3 for an extended period of time, which may limit TDS’ ability to access the capital markets.  TDS may not be able to use Form S-8 registration statements relating to its employee benefit plans, which may have an adverse effect on TDS’ ability to attract and retain employees.  TDS also could face shareholder litigation or SEC enforcement action.  Any of these events could have an adverse effect on TDS’ business, financial condition or results of operations.

31)      The existence of material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or failure to prevent fraud, which could have an adverse effect on TDS’ business, financial condition or results of operations.

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

32)      Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities, claims, litigation or otherwise, could require TDS to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on TDS’ financial condition or results of operations.

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

33)      Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events, could, among other things, impede TDS’ access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS’ financial condition or results of operations.

Disruptions in the credit and financial markets, declines in consumer confidence, increases in unemployment, declines in economic growth and uncertainty about corporate earnings could have a significant negative impact on the U.S. and global financial and credit markets and the overall economy.  Such events could have an adverse impact on financial institutions resulting in limited access to capital and credit for many companies. Furthermore, economic uncertainties make it very difficult to accurately forecast and plan future business activities.  Changes in economic conditions, changes in financial markets, deterioration in the capital markets or other factors could have an adverse effect on TDS’ financial condition, revenues, results of operations and cash flows.

34)      Uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, other changes in market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development or acquisition programs.

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

35)      Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’ financial condition, results of operations or ability to do business.

TDS is regularly involved in a number of legal and policy proceedings before the FCC and various state and federal courts.  Such legal and policy proceedings can be complex, costly, protracted and highly disruptive to business operations by diverting the attention and energies of management and other key personnel.

The assessment of legal and policy proceedings is a highly subjective process that requires judgments about future events.  Additionally, amounts ultimately received or paid upon settlement or resolution of litigation and other contingencies may differ materially from amounts accrued in the financial statements.  Depending on a range of factors, these or similar proceedings could impose restraints on TDS’ current or future manner of doing business.  Such potential outcomes could have an adverse effect on TDS’ financial condition, results of operations or ability to do business.

36)      The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on TDS’ wireless business, financial condition or results of operations.

Media reports and certain professional studies have suggested that certain radio frequency emissions from wireless devices may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers.  U.S. Cellular is a party to and may in the future be a party to lawsuits against wireless carriers and other parties claiming damages for alleged health effects, including cancer or tumors, arising from wireless phones or radio frequency transmitters.  Concerns over radio frequency emissions may discourage use of wireless devices or expose TDS to potential litigation.  Any resulting decrease in demand for wireless services or costs of litigation and damage awards could have an adverse effect on TDS’ business, financial condition or results of operations.

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

37)      Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent TDS from using necessary technology to provide services or subject TDS to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on TDS’ business, financial condition or results of operations.

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

38)      Certain matters, such as control by the TDS Voting Trust and provisions in the TDS Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of TDS.

The TDS Restated Certificate of Incorporation, as amended, and the TDS bylaws contain provisions which may serve to discourage or make more difficult a change in control of TDS without the support of the TDS Voting Trust and the TDS Board of Directors or without meeting various other conditions.

The TDS Restated Certificate of Incorporation, as amended, authorizes the issuance of different series of common stock, which have different voting rights.  The TDS Series A Common Shares have the power to elect approximately 75% (less one) of the directors and have ten votes per share in matters other than the election of directors.  The TDS Common Shares (with one vote per share) vote as a separate group only with respect to the election of 25% (plus one) of the directors.  As a result of the amendments to the TDS Restated Certificate of Incorporation approved by shareholders on January 13, 2012, the total percentage voting power in matters other than the election of directors of the Series A Common Shares and Common Shares are fixed, at 56.7% and 43.3%, respectively, subject to adjustment due to changes in the number of outstanding Series A Common Shares.

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

39)      Any of the foregoing events or other events could cause customer net additions, revenues, operating income, capital expenditures and/or any other financial or statistical information to vary from TDS’ forward-looking estimates by a material amount.

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

TDS Telecom

The physical properties of TDS Telecom are located primarily in its operating markets and consist principally of telephone lines and network electronic equipment for both the ILEC and CLEC operations, and land and buildings associated with ILEC operations.  TDS Telecom owns most of its central office buildings, local administrative buildings, data centers and storage facilities used in its ILEC operations. TDS Telecom leases most of its offices, switching facility buildings, storage facilities and sales offices used in its CLEC operations.

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

As of December 31, 2011, Property, plant and equipment, net of accumulated depreciation, totaled $2,790.3 million at U.S. Cellular, $850.6 million at TDS Telecom’s ILEC and $86.2 million at TDS Telecom’s CLEC; and $57.5 million at Corporate, Airadigm and Suttle-Straus.

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

See Note 15—Commitments and Contingencies in the Notes to Consolidated Financial Statements for further information.

Item 4.  Mine Safety Disclosures.

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, holder, dividend and performance graph information is incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report sections entitled “Shareholder Information” and “Consolidated Quarterly Information (Unaudited).”

Information relating to Issuer Purchases of Equity Securities is set forth below.

On November 19, 2009, the Board of Directors of TDS authorized a $250 million stock repurchase program for both TDS Common and Special Common shares.  This authorization will expire in November 2012.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Special Common Shares and Common Shares during the fourth quarter of 2011.

TDS PURCHASES OF SPECIAL COMMON SHARES AND COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
October 1 - 31, 2011
Common	—	$—	—
Special Common	—	—	—
Total	—	—	—	$157,570,912
November 1 - 30, 2011

Common	—	—	—

Special Common	—	—	—
Total	—	—	—	157,570,912
December 1 - 31, 2011

Common	—	—	—
Special Common	—	—	—
Total	—	—	—	157,570,912
Total as of or for the quarter ended December 31, 2011

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

iv.           The Common and Special Common Shares authorization did not expire during the fourth quarter of 2011.

v.              TDS did not determine to terminate the foregoing Common and Special Common Shares repurchase program prior to expiration, or to cease making further purchases thereunder, during the fourth quarter of 2011.

Following the fourth quarter of 2011, Special Common Shares ceased to be authorized, issued and outstanding as a result of the Share Consolidation Amendment that became effective on January 24, 2012.  As a result, the foregoing share repurchase authorization no longer applies to Special Common Shares, but continues to apply to Common Shares until its expiration date.

Item 6.  Selected Financial Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Selected Consolidated Financial and Operating Data,” except for Ratio of earnings to fixed charges, which is incorporated herein by reference from Exhibit 12 to this Form 10-K.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that TDS’ disclosure controls and procedures were effective as of December 31, 2011, at the reasonable assurance level.

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

Under the supervision and with the participation of TDS’ management, including its Chief Executive Officer and Chief Financial Officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management has concluded that TDS maintained effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of TDS’ internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as a part of this report:

(1)                        Financial Statements

Consolidated Statement of Operations	Annual Report*
Consolidated Statement of Cash Flows	Annual Report*
Consolidated Balance Sheet	Annual Report*
Consolidated Statement of Changes in Equity	Annual Report*
Consolidated Statement of Comprehensive Income	Annual Report*
Notes to Consolidated Financial Statements	Annual Report*
Consolidated Quarterly Information (Unaudited)	Annual Report*
Management’s Report on Internal Control Over Financial Reporting	Annual Report*
Report of Independent Registered Public Accounting Firm —PricewaterhouseCoopers LLP	Annual Report*

* Incorporated by reference from Exhibit 13.

(2)                                  Financial Statement Schedules

Location
Los Angeles SMSA Limited Partnership Financial Statements	page S-1
Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	page S-2
Balance Sheets	page S-3
Statements of Operations	page S-4
Statements of Changes in Partners’ Capital	page S-5
Statements of Cash Flows	page S-6
Notes to Financial Statements	page S-7

All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Los Angeles SMSA Limited Partnership:

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the “Partnership”) as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 24, 2012

Los Angeles SMSA Limited Partnership

Balance Sheets - As of December 31, 2011 and 2010

(Dollars in Thousands)

	2011	2010

ASSETS

CURRENT ASSETS:
Accounts receivable, net of allowance of $14,076 and $15,135	$306,384	$285,691
Unbilled revenue	22,252	21,238
Due from affiliate	143,649	333,022
Prepaid expenses and other current assets	3,777	3,652

Total current assets	476,062	643,603

PROPERTY, PLANT AND EQUIPMENT—Net	1,632,776	1,637,181

WIRELESS LICENSES	79,543	79,543

OTHER ASSETS	674	858

TOTAL ASSETS	$2,189,055	$2,361,185

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$105,979	$85,162
Advance billings and customer deposits	135,023	126,505
Deferred gain on lease transaction	4,923	4,923

Total current liabilities	245,925	216,590

LONG TERM LIABILITIES:
Deferred gain on lease transaction	38,790	43,739
Other long term liabilities	19,756	16,632

Total long term liabilities	58,546	60,371

Total liabilities	304,471	276,961

PARTNERS’ CAPITAL	1,884,584	2,084,224

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,189,055	$2,361,185

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Statements of Operations - Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	2011	2010	2009

OPERATING REVENUE:
Service revenue	$3,782,027	$3,533,581	$3,429,895
Equipment and other	593,330	381,790	418,210

Total operating revenue	4,375,357	3,915,371	3,848,105

OPERATING COSTS AND EXPENSES:
Cost of service (exclusive of items shown below)	797,796	674,007	571,703
Cost of equipment	955,002	625,225	695,952
Selling, general and administrative	1,263,604	1,140,518	1,124,973
Depreciation and amortization	366,119	338,700	325,887

Total operating costs and expenses	3,382,521	2,778,450	2,718,515

OPERATING INCOME	992,836	1,136,921	1,129,590

OTHER INCOME:
Interest income, net	561	35,211	41,001
Other	6,964	6,567	6,231

Total other income	7,525	41,778	47,232

NET INCOME	$1,000,361	$1,178,699	$1,176,822

Allocation of Net Income:
Limited Partners	$600,217	$707,219	$706,094
General Partner	$400,144	$471,480	$470,728

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Statements of Changes in Partners’ Capital - Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners’ Capital

BALANCE—January 1, 2009	$851,482	$900,441	$259,702	$117,078	$2,128,703

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	470,728	497,796	143,573	64,725	1,176,822

BALANCE—December 31, 2009	$842,210	$890,637	$256,875	$115,803	$2,105,525

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	471,480	498,590	143,801	64,828	1,178,699

BALANCE—December 31, 2010	833,690	881,627	254,276	114,631	2,084,224

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	400,144	423,152	122,044	55,020	1,000,360

BALANCE—December 31, 2011	$753,834	$797,179	$229,920	$103,651	$1,884,584

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,000,361	$1,178,699	$1,176,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366,119	338,700	325,887
Provision for losses on accounts receivable	27,249	36,005	41,980
Changes in certain assets and liabilities:
Accounts receivable	(47,942)	(39,750)	(47,785)
Unbilled revenue	(1,014)	(1,198)	240
Prepaid expenses and other current assets	(125)	44	(659)
Accounts payable and accrued liabilities	24,242	(2,414)	17,419
Advance billings and customer deposits	8,518	21,636	(3,709)
Amortization of deferred gain on lease transaction	(4,949)	(4,939)	(4,933)
Other long term liabilities	3,124	4,203	948

Net cash provided by operating activities	1,375,583	1,530,986	1,506,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(364,956)	(429,662)	(267,055)
Change in due from affiliate, net	189,373	98,676	(39,155)

Net cash used in investing activities	(175,583)	(330,986)	(306,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,200,000)	(1,200,000)	(1,200,000)

Net cash used in financing activities	(1,200,000)	(1,200,000)	(1,200,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$3,372	$6,796	$5,052

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

1.                       ORGANIZATION AND MANAGEMENT

Los Angeles SMSA Limited Partnership — Los Angeles SMSA Limited Partnership (the “Partnership”) was formed in 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

The partners and their respective ownership percentages as of December 31, 2011, 2010 and 2009 are as follows:

General Partner:
AirTouch Cellular* (“General Partner”)	40.0%

Limited Partners:
AirTouch Cellular*	42.3%
Cellco Partnership	12.2%
United States Cellular Corporation	5.5%

*AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

In accordance with the partnership agreement, AirTouch Cellular is responsible for managing the operations of the partnership (See Note 5).

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

Revenue Recognition — The Partnership offers products and services to our customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

On January 1, 2011, the Partnership prospectively adopted the accounting standard updates regarding revenue recognition for multiple deliverable arrangements, and arrangements that include software elements.  These updates require a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists.  The residual method of revenue allocation is no longer permissible.  These accounting standard updates do not change our units of accounting for bundled arrangements, nor do they materially change how we allocate arrangement consideration to our various products and services.  Accordingly, the adoption of these standard updates did not have a significant impact on the financial statements. Additionally, we do not currently foresee any changes to our products, services or pricing practices that will have a significant effect on the financial statements in periods after the initial adoption, although this could change.

The Partnership earns revenue by providing access to its network (access revenue) and usage of its network (usage revenue), which includes voice and data revenue. Customers are associated with the Partnership based upon mobile identification number. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in Advance billings on the balance sheet. Usage revenue is recognized when service is rendered and included in Unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless devices and related equipment costs are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Customer activation fees charged to customers are considered additional consideration and are recorded in Equipment and other revenue, generally, at the time of customer acceptance. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the Partnership records revenue gross at the time of sale. The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (See Note 5).

Wireless bundled service plans primarily consist of wireless voice and data services. The bundling of a voice plan with a text messaging plan (“Talk & Text”), for example, creates a multiple deliverable arrangement consisting of a voice component and a data component in the form of text messaging.  For these arrangements, revenue is allocated to each deliverable using a relative selling price method. Under this method, arrangement consideration is allocated to each separate deliverable based on our standalone selling price for each product or service, up to the amount that is not contingent upon providing additional services.  For equipment sales, the Partnership currently subsidizes the cost of wireless devices.  The amount of this subsidy is generally contingent on the arrangement and terms selected by the customer.   The equipment revenue is recognized up to the amount collected when the wireless device is sold.

The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between us and our customers on a net basis.

Operating Costs and Expenses — Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are in accordance with the Partnership Agreement. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

Retail Stores— The daily operations of all retail stores owned by the Partnership are managed by Cellco. All fixed assets, liabilities, income and expenses related to these retail stores are recorded in the financial statements of the Partnership.

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

Property, Plant and Equipment — Plant, property and equipment primarily represents costs incurred to construct and expand capacity and network coverage on Mobile Telephone Switching Offices and cell sites. The cost of plant, property and equipment is depreciated on a straight-line basis over its estimated useful life. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

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

FCC Licenses — The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will award a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred. The current terms of the Partnership’s FCC licenses expire in October 2014, February 2016 and April 2017. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2011 and 2010. There are additional wireless licenses issued by the FCC and recorded on the books of Cellco, that authorize the Partnership to provide cellular service.

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

Cellco and the Partnership test their wireless licenses for potential impairment annually, or more frequently if indications of impairment exist. Cellco and the Partnership evaluate their licenses on an aggregate basis, using a direct income-based value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $50,304 related to the spectrum leases). Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2011 and December 15, 2010. These evaluations resulted in no impairment of wireless licenses.

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

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Starting in 2011, interest income is based on the Applicable Federal Rate which was approximately 0.4% for the year ended December 31, 2011. Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 6.8% for the year ended December 31, 2011.  For 2010 and 2009, interest income or interest expense was based on the average monthly outstanding balance in this account and was calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc., which was approximately 5.8% for the years ended December 31, 2010 and 2009. Included in net interest income is interest income of $712, $35,372 and $41,222 for the years ended December 31, 2011, 2010 and 2009, respectively, related to due from affiliate.

Distributions - The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recent Accounting Standards - In May 2011, an accounting standard update regarding fair value measurement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We will adopt this standard update effective January 1, 2012. The adoption of this standard update is not expected to have a significant impact on the financial statements.

In June 2011, an accounting standard update regarding the presentation of comprehensive income was issued to increase the prominence of items reported in other comprehensive income. The update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. This standard update is effective as of January 1, 2012. The adoption of this standard is not expected to have a significant impact on the financial statements.

In September 2011, an accounting standard update regarding testing of goodwill for impairment was issued. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This standard update is effective as of January 1, 2012. The adoption of this standard is not expected to have a significant impact on the financial statements.

3.                       PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2011 and 2010:

	2011	2010

Land	$7,742	$7,742
Buildings and improvements (15-40 years)	537,006	496,506
Wireless plant and equipment (3-15 years)	3,114,653	2,955,929
Furniture, fixtures and equipment (3-10 years)	67,210	80,001
Leasehold improvements (5 years)	291,889	296,517

	4,018,500	3,836,695

Less: accumulated depreciation	2,385,724	2,199,514

Property, plant and equipment, net	$1,632,776	$1,637,181

Depreciation expense	$366,119	$338,700

Capitalized network engineering costs of $21,152 and $20,237 were recorded during the years ended December 31, 2011 and 2010, respectively. Construction in progress included in certain classifications shown above, principally wireless plant and equipment, amounted to $71,842 and $130,825 as of December 31, 2011 and 2010, respectively.

Tower Transactions — Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465.  At December 31, 2011 and 2010, the Partnership has $43,713 and $48,662, respectively, recorded as deferred gain on lease transaction.  The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $12,150, $10,950 and $12,021 to

SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2011, 2010 and 2009, respectively, which is included in cost of service in the accompanying Statements of Operations.  The terms of the Sublease Agreement differ for leased communication towers versus those owned by the Partnership and range from 20 to 99 years.

4.                       CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2011 and 2010:

	2011	2010

Accounts payable	$88,640	$71,454
Accrued liabilities	17,339	13,708
Accounts payable and accrued libilities	$105,979	$85,162

Advance billings and customer deposits consist of the following as of December 31, 2011 and 2010:

	2011	2010

Advance billings	$131,201	$122,170
Customer deposits	3,822	4,335
Advance billings and customer deposits	$135,023	$126,505

5.                       TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases (see Note 2), substantially all of service revenues, equipment and other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates.  These transactions consist of revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership.  They also include certain revenues and expenses, as discussed below, that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of customers, gross customer additions, net units sold or minutes of use. These transactions do not necessarily represent arms length transactions.

Service revenues - Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership.  Service revenue also includes long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership.

Equipment and other revenues - Equipment revenue includes equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership. Other revenues include switch revenue, and other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of Service - Cost of service includes roaming costs relating to customers roaming in other affiliated markets, and switch costs that are specifically identified to the Partnership.  Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership.

The Partnership has also entered into a lease agreement for the right to use additional spectrum owned by Cellco.  See Note 6 for further information regarding this arrangement.

Cost of equipment - Cost of equipment includes the cost of inventory specifically identified and transferred to the Partnership (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership.

Selling, general and administrative - Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership.

6.                       COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2011, 2010 and 2009, the Partnership incurred a total of $127,469, $102,968 and $95,499, respectively, as rent expense related to these operating leases, which was included in cost of service and general and administrative expenses in the accompanying statements of operations. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured and remaining tower maintenance fees of $127,141 (See Note 3), for the years shown are as follows:

Years	Amount

2012	$86,759
2013	79,004
2014	69,117
2015	55,458
2016	44,898
2017 and thereafter	31,515

Total minimum payments	$366,751

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

Based on the terms of the spectrum license lease as of December 31, 2011, future spectrum lease obligations, including the renewal period, are expected to be as follows:

Years	Amount

2012	$20,843
2013	20,843
2014	20,843
2015	20,843
2016	20,843
2017 and thereafter	258,799

Total minimum payments	$363,014

The General Partner currently expects that the renewal option in the lease will be exercised.

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership. These represent legal obligations of Cellco.

7.                       CONTINGENCIES

Cellco and the Partnership are subject to lawsuits and other claims including class actions, product liability, patent infringement, intellectual property, antitrust, partnership disputes, and claims involving relations with resellers and agents. Cellco is also currently defending lawsuits filed against it and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that Cellco violated certain state consumer protection laws and other statutes and defrauded customers through misleading billing practices or statements. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. Consequently, the ultimate liability with respect to these matters as of December 31, 2011 cannot be ascertained. The potential effect, if any, on the financial statements of the Partnership, in the period in which these matters are resolved, may be material.

In addition to the aforementioned matters, Cellco and the Partnership are subject to various other legal actions and claims in the normal course of business. While Cellco’s legal counsel cannot give assurance as to the outcome of each of these matters, in management’s opinion, based on the advice of such legal counsel, the ultimate liability with respect to any of these actions, or all of them combined, will not materially affect the financial statements of the Partnership.

8.                       RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2011	$15,135	$27,248	$(28,307)	$14,076
2010	17,688	36,005	(38,558)	15,135
2009	19,265	41,980	(43,557)	17,688

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

Dated: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 24, 2012
LeRoy T. Carlson, Jr.

/s/ Letitia G. Carlson, M.D.	Director	February 24, 2012
Letitia G. Carlson, M.D.

/s/ Prudence E. Carlson	Director	February 24, 2012
Prudence E. Carlson

/s/ Walter C.D. Carlson	Director	February 24, 2012
Walter C.D. Carlson

/s/ Clarence A. Davis	Director	February 24, 2012
Clarence A. Davis

/s/ Kenneth R. Meyers	Director	February 24, 2012
Kenneth R. Meyers

/s/ Donald C. Nebergall	Director	February 24, 2012
Donald C. Nebergall

/s/ George W. Off	Director	February 24, 2012
George W. Off

/s/ Christopher D. O’Leary	Director	February 24, 2012
Christopher D. O’Leary

/s/ Mitchell H. Saranow	Director	February 24, 2012
Mitchell H. Saranow

/s/ Gary L. Sugarman	Director	February 24, 2012
Gary L. Sugarman

/s/ Herbert S. Wander	Director	February 24, 2012
Herbert S. Wander

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

3.1	TDS’ Restated Certificate of Incorporation, dated January 24, 2012, is hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated January 24, 2012.

3.2	TDS Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated November 18, 2010.

4.1	TDS’ Restated Certificate of Incorporation, dated January 24, 2012, is hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated January 24, 2012.

4.2	TDS Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated November 18, 2010.

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

4.3(c)

Third Supplemental Indenture dated March 31, 2005 by and between TDS and BNY, establishing TDS’ 6.625% Senior Notes due 2045, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated March 23, 2005.

4.3(d)

Fourth Supplemental Indenture dated November 16, 2010 by and between TDS and BNY, establishing TDS’ 6.875% Senior Notes due 2059, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated November 16, 2010.

4.3(e)

Fifth Supplemental Indenture dated March 21, 2011 by and between TDS and BNY, establishing TDS’ 7% Senior Notes due 2060, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated March 21, 2011.

4.4

Revolving Credit Agreement dated December 17, 2010 among TDS and the lenders named therein, and Bank of America, N.A. as Administrative Agent, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated December 17, 2010.

4.5

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

4.6(d)

Form of Sixth Supplemental Indenture dated as of May 9, 2011 between U.S. Cellular and BNY, relating to $342,000,000 of U.S. Cellular’s 6.95% Senior Notes due 2060, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated May 9, 2011.

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

10.1(b)*	Amendment to Salary Continuation Agreement for LeRoy T. Carlson is hereby incorporated by reference to Exhibit 10.4 to TDS’ Current Report on Form 8-K dated November 25, 2008.

10.2(a)*	TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated April 11, 2005.

10.2(b)*	First Amendment to TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.3 to TDS’ Current Report on Form 8-K dated December 10, 2007.

10.2(c)*	Second Amendment to TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to TDS’ Current Report on Form 8-K dated December 10, 2007.

10.2(d)*	Third Amendment to TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated December 22, 2008.

10.3*	Telephone and Data Systems, Inc. 2011 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to the TDS Current Report on Form 8-K dated January 13, 2012.

10.4*

TDS Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2009 is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated August 27, 2008.

10.5*

Telephone and Data Systems, Inc. 2009 Employee Stock Purchase Plan is hereby incorporated by reference to Exhibit A to TDS’ Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2008.

10.6*

Telephone and Data Systems, Inc. Restated Compensation Plan for Non-Employee Directors, is hereby incorporated by reference to Exhibit D to the TDS Notice of Special Meeting of Shareholders and Proxy Statement dated August 31, 2011.

10.7*	TDS Bonus Deferral and Stock Unit Match Program and Election Form, is hereby incorporated by reference to Exhibit 10.5 to TDS’ Current Report on Form 8-K dated December 22, 2008.

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

10.13(a)*

TDS 2007 Deferred Compensation Agreement between TDS and Kenneth R. Meyers dated December 26, 2006 is hereby incorporated by reference to Exhibit 99.1 to TDS’ Current Report on Form 8-K dated January 1, 2007.

10.13(b)*	Amendment to TDS 2007 Deferred Compensation Agreement between TDS and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.4 to TDS Current Report on Form 8-K dated December 22, 2008.

10.14*	Form of TDS Corporate Officer Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated November 19, 2008.

10.15*

Form of TDS Corporate Officer Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated December 22, 2008.

10.16*	Amended and Restated Guidelines and Procedures for TDS Officer Bonuses are hereby incorporated by reference to Exhibit 10.3 to TDS’ Current Report on Form 8-K dated November 18, 2009.

10.17*

Amended and Restated Guidelines for the Determination of Annual Bonus for President and Chief Executive Officer of TDS is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated November 18, 2009.

10.18*

Amended and Restated Guidelines for the Determination of Annual Bonus for Chairman Emeritus of TDS is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated November 18, 2009.

10.19*	Form of TDS Deferred Compensation Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated December 21, 2009.

10.20*	Change of Election Form for TDS Deferred Compensation Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated December 21, 2009.

10.21*

Amended and Restated Guidelines for the Determination of Annual Bonus for President and Chief Executive Officer of TDS Telecommunications Corporation is hereby incorporated by reference to Exhibit 10.27 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.22*

Pre 2005 Form of Deferred Compensation Agreement used by TDS Telecommunications Corporation is hereby incorporated by reference to Exhibit 10.28 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.23(a)*

Post 2004 TDS Telecommunications Corporation Executive Deferred Compensation Program, as amended and restated effective January 1, 2008 is hereby incorporated by reference to Exhibit 10.29 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.23(b)*

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

10.26*

Terms of Letter Agreement dated May 3, 2010 between U.S. Cellular and Mary N. Dillon is hereby incorporated by reference from Exhibit 99.2 to U.S. Cellular’s Current Report on Form 8-K dated May 6, 2010.

10.27*

U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

10.28*

U.S. Cellular 2005 Long-Term Incentive Plan 2010 Restricted Stock Unit Award Agreement evidencing U.S. Cellular restricted stock units granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

10.29*

U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (without accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

10.30*

U.S. Cellular 2005 Long-Term Incentive Plan 2010 Restricted Stock Unit Award Agreement evidencing U.S. Cellular restricted stock units granted to Mary N. Dillon on June 1, 2010 (without accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

10.31*

Form of U.S. Cellular 2005 Long-Term Incentive Plan Stock Option Award Agreement for grants of stock options to the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2011.

10.32*

Form of U.S. Cellular 2005 Long-Term Incentive Plan Restricted Stock unit Award Agreement for grants of restricted stock options to the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2011.

10.33**

Master Service Agreement entered into by United States Cellular Corporation and Amdocs Software Systems Limited on August 17, 2010 to develop a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform, is hereby incorporated by reference to Exhibit 10.8 to U.S. Cellular’s Quarterly Report on Form 10-Q dated September 30, 2010.

10.34**

Software License and Maintenance Agreement entered into by United States Cellular Corporation and Amdocs Software Systems Limited on August 17, 2010 to develop a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform, is hereby incorporated by reference to Exhibit 10.9 to U.S. Cellular’s Quarterly Report on Form 10-Q dated September 30, 2010.

11	Statement regarding computation of earnings per share (included in Note 7—Earnings Per Share in the Notes to Consolidated Financial Statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.

13	Incorporated portions of 2011 Annual Report to Shareholders.

21	Subsidiaries of TDS.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                 Indicates a management contract or compensatory plan or arrangement.

**          Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.