Form 10-Q
period 2012-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2012-05-04
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common Shares, $.01 par value	101,411,521 Shares
Series A Common Shares, $.01 par value	7,131,832 Shares

Part I. Financial Information
Item 1. Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations (Unaudited)

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2012	2011

Operating revenues	$1,305,791	$1,258,681

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	509,211	486,746
Selling, general and administrative	507,599	491,106
Depreciation, amortization and accretion	197,434	190,813
(Gain) loss on asset disposals, net	(2,095)	1,143
Total operating expenses	1,212,149	1,169,808

Operating income	93,642	88,873

Investment and other income (expense)
Equity in earnings of unconsolidated entities	23,389	19,388
Interest and dividend income	2,183	2,624
Interest expense	(24,464)	(26,509)
Other, net	228	80
Total investment and other income (expense)	1,336	(4,417)

Income before income taxes	94,978	84,456
Income tax expense	27,412	30,159
Net income	67,566	54,297
Less: Net income attributable to noncontrolling interests, net of tax	(15,312)	(10,793)
Net income attributable to TDS shareholders	52,254	43,504
Preferred dividend requirement	(12)	(12)
Net income available to common shareholders	$52,242	$43,492

Basic weighted average shares outstanding (1)	108,653	108,936
Basic earnings per share attributable to TDS shareholders (1)	$0.48	$0.40

Diluted weighted average shares outstanding (1)	109,098	109,715
Diluted earnings per share attributable to TDS shareholders (1)	$0.48	$0.39

Dividends per share (2)	$0.1225	$0.1175

(1)           On January 13, 2012, TDS shareholders approved a Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS. Average basic and diluted shares outstanding used to calculate earnings per share for the comparative period presented have been retroactively restated to reflect the impact of the increased shares outstanding as a result of the Share Consolidation Amendment.

(2)           Dividends per share reflects the amount paid per share outstanding at the date the dividend was declared and has not been retroactively adjusted to reflect the impact of the Share Consolidation Amendment.

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Net income	$67,566	$54,297
Net change in accumulated other comprehensive income
Change in net unrealized gain (loss) on equity investments	—	—
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(934)	(954)
Amortization of unrecognized net loss	623	480
	(311)	(474)
Deferred income taxes	470	523
Net change related to retirement plan	159	49
Net change in accumulated other comprehensive income	159	49
Comprehensive income	67,725	54,346
Less: Comprehensive income attributable to noncontrolling interest	(15,312)	(10,793)
Comprehensive income attributable to TDS Shareholders	$52,413	$43,553

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Cash flows from operating activities
Net income	$67,566	$54,297
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	197,434	190,813
Bad debts expense	15,105	14,285
Stock-based compensation expense	10,330	9,459
Deferred income taxes, net	6,187	47,841
Equity in earnings of unconsolidated entities	(23,389)	(19,388)
Distributions from unconsolidated entities	2,938	8,439
(Gain) loss on asset disposals, net	(2,095)	1,143
Noncash interest expense	862	875
Other operating activities	852	1,159
Changes in assets and liabilities from operations
Accounts receivable	38,941	8,438
Inventory	(4,842)	2,978
Accounts payable	(25,372)	56,189
Customer deposits and deferred revenues	10,745	10,342
Accrued taxes	82,014	18,832
Accrued interest	9,117	15,072
Other assets and liabilities	(104,148)	(87,732)
	282,245	333,042

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(242,611)	(157,897)
Cash paid for acquisitions and licenses	(11,096)	—
Cash received from divestitures	50,036	—
Cash paid for investments	(10,000)	—
Cash received for investments	20,249	122,785
Transfer of cash to Restricted cash	—	(282,500)
Other investing activities	(436)	(1,503)
	(193,858)	(319,115)

Cash flows from financing activities
Repayment of long-term debt	(493)	(402)
Issuance of long-term debt	358	300,000
TDS Common Shares and Special Common Shares reissued
for benefit plans, net of tax payments	(33)	587
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	357	1,305
Repurchase of TDS Common and Special Common Shares	—	(11,603)
Repurchase of U.S. Cellular Common Shares	—	(17,357)
Dividends paid	(13,301)	(12,197)
Payment of debt issuance costs	—	(9,848)
Distributions to noncontrolling interests	(218)	(686)
Other financing activities	798	968
	(12,532)	250,767

Net increase in cash and cash equivalents	75,855	264,694

Cash and cash equivalents
Beginning of period	563,275	341,683
End of period	$639,130	$606,377

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets (Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2012	2011

Current assets
Cash and cash equivalents	$639,130	$563,275
Short-term investments	229,975	246,273
Accounts receivable
Due from customers and agents, less allowances of $23,891 and $25,738, respectively	348,371	393,978
Other, less allowances of $5,464 and $5,333, respectively	147,038	148,599
Inventory	134,929	130,044
Net deferred income tax asset	40,898	40,898
Prepaid expenses	84,201	80,628
Income taxes receivable	9,314	85,636
Other current assets	18,117	16,349
	1,651,973	1,705,680

Assets held for sale	—	49,647

Investments
Licenses	1,505,110	1,494,014
Goodwill	796,819	797,077
Other intangible assets, net of accumulated amortization of $133,984 and $131,101, respectively	47,851	50,734
Investments in unconsolidated entities	191,644	173,710
Long-term investments	50,333	45,138
Other investments	1,096	3,072
	2,592,853	2,563,745
Property, plant and equipment
In service and under construction	10,341,851	10,197,596
Less: Accumulated depreciation	6,518,118	6,413,061
	3,823,733	3,784,535

Other assets and deferred charges	104,109	97,398

Total assets	$8,172,668	$8,201,005

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)

	March 31,	December 31,
(Dollars and shares in thousands)	2012	2011

Current liabilities
Current portion of long-term debt	$1,420	$1,509
Accounts payable	327,376	364,746
Customer deposits and deferred revenues	218,316	207,633
Accrued interest	16,518	7,456
Accrued taxes	46,671	41,069
Accrued compensation	54,990	107,719
Other current liabilities	94,536	144,001
	759,827	874,133

Liabilities held for sale	—	1,051

Deferred liabilities and credits
Net deferred income tax liability	821,115	808,713
Other deferred liabilities and credits	391,397	383,567

Long-term debt	1,529,988	1,529,857

Commitments and contingencies	—	—

Noncontrolling interests with redemption features	1,064	1,005

Equity
TDS shareholders’ equity
Series A Common and Common Shares (1)
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares) (1)
Issued 132,634 shares (7,132 Series A Common and 125,502 Common Shares) and 132,621 shares (7,119 Series A Common and 125,502 Common Shares), respectively (1)
Outstanding 108,544 shares (7,132 Series A Common and 101,412 Common Shares) and 108,456 shares (7,119 Series A Common and 101,337 Common Shares), respectively (1)
Par Value ($.01 per share) ($71 Series A Common and $1,255 Common Shares) (1)	1,326	1,326
Capital in excess of par value (1)	2,278,384	2,268,711
Treasury shares at cost:
24,090 and 24,165 Common Shares, respectively (1)	(746,988)	(750,921)
Accumulated other comprehensive loss	(8,695)	(8,854)
Retained earnings (1)	2,487,936	2,451,899
Total TDS shareholders' equity	4,011,963	3,962,161

Preferred shares	830	830
Noncontrolling interests	656,484	639,688

Total equity	4,669,277	4,602,679

Total liabilities and equity	$8,172,668	$8,201,005

(1)           The December 31, 2011 amounts reflect the impact of the Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS, as approved by the TDS shareholders on January 13, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares (1)	Capital in Excess of Par Value (1)	Treasury Common Shares(1)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (1)	Total TDS Shareholders' Equity (1)	Preferred Shares	Non controlling Interests	Total Equity (1)
December 31, 2011	$1,326	$2,268,711	$(750,921)	$(8,854)	$2,451,899	$3,962,161	$830	$639,688	$4,602,679
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	52,254	52,254	—	—	52,254
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	15,252	15,252
Change related to retirement plan	—	—	—	159	—	159	—	—	159
Common and Series A Common Shares dividends	—	—	—	—	(13,289)	(13,289)	—	—	(13,289)
Preferred dividend requirement	—	—	—	—	(12)	(12)	—	—	(12)
Dividend reinvestment plan	—	296	2,703	—	(1,585)	1,414	—	—	1,414
Incentive and compensation plans	—	444	1,230	—	(1,331)	343	—	—	343
Adjust investment in subsidiaries for repurchases, issuances, and
other compensation plans	—	4,157	—	—	—	4,157	—	1,678	5,835
Stock-based compensation awards (2)	—	4,845	—	—	—	4,845	—	—	4,845
Tax windfall (shortfall) from stock awards (3)	—	(69)	—	—	—	(69)	—	—	(69)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(218)	(218)
Other	—	—	—	—	—	—	—	84	84
March 31, 2012	$1,326	$2,278,384	$(746,988)	$(8,695)	$2,487,936	$4,011,963	$830	$656,484	$4,669,277

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Treasury Special Common and Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2010	$1,270	$2,107,929	$(738,695)	$(3,208)	$2,450,599	$3,817,895	$830	$647,013	$4,465,738
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	43,504	43,504	—	—	43,504
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	10,754	10,754
Change related to retirement plan	—	—	—	49	—	49	—	—	49
Common, Special Common and Series A Common Shares dividends	—	—	—	—	(12,185)	(12,185)	—	—	(12,185)
Preferred dividend requirement	—	—	—	—	(12)	(12)	—	—	(12)
Repurchase of shares	—	—	(11,603)	—	—	(11,603)	—	—	(11,603)
Dividend reinvestment plan	—	32	1,238	—	(295)	975	—	—	975
Incentive and compensation plans	—	489	997	—	(455)	1,031	—	—	1,031
Adjust investment in subsidiaries for repurchases, issuances and
other compensation plans	—	1,985	—	—	—	1,985	—	(12,201)	(10,216)
Stock-based compensation awards (2)	—	3,667	—	—	—	3,667	—	—	3,667
Tax windfall (shortfall) from from stock awards (3)	—	(254)	—	—	—	(254)	—	—	(254)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(686)	(686)
March 31, 2011	$1,270	$2,113,848	$(748,063)	$(3,159)	$2,481,156	$3,845,052	$830	$644,880	$4,490,762

(1)           The December 31, 2011 amounts reflect the impact of the Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS, as approved by the TDS shareholders on January 13, 2012.

(2)           Reflects TDS Corporate and TDS Telecom's current year stock-based compensation awards impact on Capital in excess of par value. U.S. Cellular's amounts are included in Adjust investment in subsidiaries for repurchases, issuances and other compensation plans.

(3)           Reflects tax windfalls/(shortfalls) associated with the exercise of options and the vesting of restricted stock awards of TDS Common Shares and TDS Special Common Shares. U.S. Cellular's tax windfalls/(shortfalls) associated with the exercise of options and vesting of restricted stock awards of U.S. Cellular are included in Adjust investment in subsidiaries for repurchases, issuances, and other compensation plans.

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

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2011.

Historically, TDS had reported the following business segments: U.S. Cellular, Incumbent Local Exchange Carrier (“ILEC”) (which included Hosted and Managed Services (“HMS”) operations), Competitive Local Exchange Carrier (“CLEC”), and Non-Reportable Segment which includes Suttle-Straus and Airadigm.  TDS’ Corporate operations and intercompany eliminations have been included in “Other Reconciling Items” for purposes of business segment disclosure.  As a result of recent acquisitions and changes in TDS’ strategy, operations, personnel and internal reporting, TDS has reevaluated its reportable business segments during the quarter ended March 31, 2012.  TDS’ business segments as of March 31, 2012, are U.S. Cellular, ILEC, CLEC, HMS and the Non-Reportable Segment.  Periods presented for comparative purposes have been re-presented to conform to this revised presentation.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of March 31, 2012 and December 31, 2011, and the results of operations, changes in comprehensive income, cash flows and changes in equity for the three months ended March 31, 2012 and 2011.  The results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

As of March 31, 2012, there are no recent accounting pronouncements that are expected to have a material impact on TDS’ financial position or results of operations.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At March 31, 2012 and December 31, 2011, U.S. Cellular had accrued $43.8 million and $75.3 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $39.6 million for the three months ended March 31, 2012 and $35.5 million for the three months ended March 31, 2011.

2.   Revision of Prior Period Amounts

In preparing its Consolidated Statement of Cash Flows for the year ended December 31, 2011, TDS discovered certain errors related to the classification of outstanding checks with the right of offset and the classification of Accounts payable for Additions to property, plant and equipment. These errors resulted in the misstatement of Cash and cash equivalents and Accounts payable as of December 31, 2010 and each quarterly period in 2011, and the misstatement of Cash flows from operating activities and Cash flows from investing activities for the years ended December 31, 2010 and 2009 and each of the quarterly periods in 2011 and 2010. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), TDS evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. However, in order to provide consistency in the Consolidated Statement of Cash Flows and as permitted by SAB 108, revisions for these immaterial amounts to previously reported amounts were reflected in the financial information as of and for the periods ended December 31, 2011, are reflected in the financial information herein and will be reflected in future filings containing such financial information.

In preparing its financial statements for the nine months ended September 30, 2011, TDS discovered certain errors related to accounting for asset retirement obligations and asset retirement costs. These errors resulted in the overstatement of Total operating expenses, Property, plant and equipment, net and Other deferred liabilities and credits in the first and second quarter 2011 interim financial statements and in the 2010, 2009 and 2008 annual periods reported in the Company’s December 31, 2010 financial statements.   In addition to these errors, TDS identified two other immaterial errors, related to interest expense and income tax expense that impacted the year ended December 31, 2010.  The December 31, 2007 Retained earnings balance presented in the December 31, 2010 annual financial statements also was overstated as a result of these errors.  In accordance with SAB 99 and SAB 108, TDS evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendments of previously filed reports were not required. However, if the adjustments to correct the cumulative errors had been recorded in the third quarter 2011, TDS believes that the impact would have been significant to the third quarter results and would have impacted comparisons to prior periods. As permitted by SAB 108, revisions for these immaterial amounts to previously reported annual and quarterly results were reflected in the financial information as of and for the periods ended September 30, 2011 and December 31, 2011, are reflected in the financial information herein and will be reflected in future filings containing such financial information.

In accordance with SAB 108, the combined effects of the foregoing revisions to the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows were as follows:

Consolidated Statement of Operations — Three Months Ended March 31, 2011

	As previously
(Dollars in thousands)	reported (1)	Adjustment	Revised

Depreciation, amortization and accretion	$192,518	$(1,705)	$190,813
Total operating expenses	1,171,513	(1,705)	1,169,808
Operating income	87,168	1,705	88,873
Interest expense	(28,099)	1,590	(26,509)
Total investment and other income (expense)	(6,007)	1,590	(4,417)
Income before income taxes	81,161	3,295	84,456
Income tax expense	28,917	1,242	30,159
Net income	52,244	2,053	54,297
Net income attributable to noncontrolling interests, net of tax	(10,622)	(171)	(10,793)
Net income attributable to TDS shareholders	41,622	1,882	43,504
Net income available to common shareholders	41,610	1,882	43,492
Basic earnings per share attributable to TDS shareholders	0.40	—	0.40
Diluted earnings per share attributable to TDS shareholders	0.40	(0.01)	0.39

Consolidated Statement of Cash Flows — Three Months Ended March 31, 2011

	As previously
(Dollars in thousands)	reported (1)	Adjustment	Revised

Net income	$52,244	$2,053	$54,297
Depreciation, amortization and accretion	192,518	(1,705)	190,813
Change in Accounts payable	(15,134)	71,323	56,189
Change in Accrued taxes	17,590	1,242	18,832
Change in Accrued interest	16,662	(1,590)	15,072
Change in Other assets and liabilities	(87,661)	(71)	(87,732)
Cash flows from operating activities	261,790	71,252	333,042
Cash used for additions to property, plant and equipment	(127,463)	(30,434)	(157,897)
Cash flows from investing activities	(288,681)	(30,434)	(319,115)
Net increase (decrease) in cash and cash equivalents	223,876	40,818	264,694

(1)     In Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed on May 6, 2011.

3.   Fair Value Measurements

As of March 31, 2012 and December 31, 2011, TDS did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

Under the provisions of GAAP, fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price).  The provisions also established a fair value hierarchy that contains three levels for inputs used in fair value measurements.  Level 1 inputs include quoted market prices for identical assets or liabilities in active markets.  Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets.  Level 3 inputs are unobservable.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile and, therefore, Level 3 assets are not necessarily higher risk than Level 2 assets or Level 1 assets.

	Level within	March 31,		December 31,
	the Fair Value	2012		2011
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$639,130	$639,130	$563,275	$563,275
Short-term investments (1)(2)
Certificates of deposit	1	27,195	27,195	27,444	27,444
Government-backed securities (3)	1	202,780	202,780	218,829	218,829
Long-term investments (1)(4)
Government-backed securities (3)	1	50,333	50,429	45,138	45,310
Long-term debt (5)
Publicly traded	1	983,250	1,022,534	983,250	1,043,549
Non-public	2	542,477	534,805	542,398	543,309

(1)     Designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.

(2)     Maturities are less than twelve months from the respective balance sheet dates.

(3)     Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)     At March 31, 2012, maturities range between 14 and 24 months.

(5)     Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of long-term debt, excluding capital lease obligations and the current portion of such long-term debt, was estimated using market prices for TDS’ Publicly traded debt, which included the 7.0% Senior Notes, 6.875% Senior Notes and 6.625% Senior Notes, and U.S. Cellular's 6.95% Senior Notes.  TDS estimated the fair value of the Non-public debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.0% to 6.99%.

As of March 31, 2012 and December 31, 2011, TDS did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

4.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three months ended March 31, 2012 and March 31, 2011 was 28.9% and 35.7%, respectively.  The effective tax rate for the three months ended March 31, 2012 was lower than the rate for the three months ended March 31, 2011 primarily as a result of tax benefits related to the expiration of the statute of limitations for certain tax years and the correction of deferred tax balances related to certain partnership investments.  The amount of the correction was $3.8 million and relates to the quarter ended December 31, 2011.  The benefits from these changes, along with other discrete items, decreased income tax expense for the three months ended March 31, 2012 by $7.2 million; absent these benefits, the effective tax rate for such period would have been higher by 9.3 percentage points.

TDS incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  TDS carried back this federal net operating loss to prior tax years, and received a $59.9 million refund in the first quarter of 2012 for carrybacks related to 2009 and 2010 tax years.  TDS’ future federal income tax liabilities associated with the benefits realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  The bonus depreciation rate for federal income tax purposes is 50% for 2012 and will expire at the end of the year.  TDS expects federal income tax payments to substantially increase beginning in 2013 and remain at a higher level for several years as the amount of TDS’ federal tax depreciation deduction substantially decreases.

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

On January 13, 2012, TDS shareholders approved a Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS whereby (a) each Special Common Share was reclassified as a Common Share on a one-for-one basis, (b) each Common Share was reclassified as 1.087 Common Shares, and (c) each Series A Common Share was reclassified as 1.087 Series A Common Shares.  The weighted average number of shares used in basic and diluted earnings per share as of the beginning of all periods presented, have been retroactively restated to reflect the impact of the increased shares outstanding as a result of the Share Consolidation.

The amounts used in computing earnings per share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended
	March 31,
	2012	2011
(Dollars and shares in thousands, except per share amounts)
Basic earnings per share attributable to TDS shareholders:
Net income available to common shareholders of TDS used in basic earnings per share	$52,242	$43,492

Adjustments to compute diluted earnings:
Noncontrolling interest (1)	(345)	(209)
Preferred dividend (2)	12	12
Net income attributable to common shareholders of TDS used in diluted earnings per share	$51,909	$43,295

Weighted average number of shares used in basic earnings per share:
Common Shares	101,534	101,860
Series A Common Shares	7,119	7,076
Total	108,653	108,936

Effects of dilutive securities:
Stock options	202	540
Restricted stock units	180	184
Preferred shares	63	55
Weighted average number of shares used in diluted earnings per share	109,098	109,715

Basic earnings per share attributable to TDS shareholders	$0.48	$0.40

Diluted earnings per share attributable to TDS shareholders	$0.48	$0.39

(1)     The noncontrolling income adjustment reflects the additional noncontrolling share of U.S. Cellular’s income computed as if all of U.S. Cellular’s dilutive securities were outstanding.

(2)     The preferred dividend adjustment reflects the dividend reduction related to preferred securities that were dilutive, and therefore treated as if converted for shares.

Certain Common Shares issuable upon the exercise of stock options, vesting of restricted stock units or conversion of Convertible preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share because their effects were antidilutive. The number of such Common Shares excluded is shown in the table below.

	Three Months Ended
	March 31,
	2012	2011
(Shares in thousands)

Stock options	4,301	1,557

Restricted stock units	—	—

Convertible preferred shares	—	—

6.   Acquisitions, Divestitures and Exchanges

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investments.  As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications companies and related service businesses, such as HMS businesses.  In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash, net of preliminary working capital adjustments.  In connection with the sale, a $4.2 million gain was recorded in (Gain) loss on asset disposals, net in the Consolidated Statement of Operations.  At December 31, 2011, assets and liabilities of $49.6 million and $1.1 million, respectively, related to this wireless market were classified in the Consolidated Balance Sheet as “held for sale.”

Acquisitions, divestitures and exchanges did not have a material impact in TDS’ consolidated financial statements for the periods presented, and pro forma results, assuming acquisitions, divestitures and exchanges had occurred at the beginning of each period presented, would not be materially different from the results reported.

7.   Intangible Assets

Changes in TDS’ licenses for the three months ended March 31, 2012 and 2011 are presented below.  There were no significant changes to Goodwill or Other intangible assets during the periods presented.

Licenses
	U.S.		Non-Reportable
	Cellular (1)	TDS Telecom	Segment (2)	Total
(Dollars in thousands)

Balance December 31, 2011	$1,475,994	$2,800	$15,220	$1,494,014
Acquisitions	11,096	—	—	11,096
Balance March 31, 2012	$1,487,090	$2,800	$15,220	$1,505,110

Balance December 31, 2010	$1,457,326	$2,800	$—	$1,460,126
Acquisitions	300	—	—	300
Balance March 31, 2011	$1,457,626	$2,800	$—	$1,460,426

(1)       Prior to January 1, 2009, TDS accounted for U.S. Cellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS licenses and goodwill, as required by GAAP in effect at that time.  Consequently, U.S. Cellular's licenses and goodwill on a stand-alone basis do not match the TDS consolidated licenses and goodwill related to U.S. Cellular.

(2)       “Non-Reportable Segment” consists of amounts related to Suttle-Straus and, as of September 23, 2011, Airadigm.

8.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $23.4 million and $19.4 million in the three months ended March 31, 2012 and 2011, respectively; of those amounts, TDS' investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $17.1 million and $13.0 million in the three months ended March 31, 2012 and 2011, respectively. TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of TDS' equity method investments:

	Three Months Ended
	March 31,
	2012	2011
(Dollars in thousands)
Revenues	$1,437,008	$1,329,057
Operating expenses	1,076,750	1,036,245
Operating income	360,258	292,812
Other income	649	(1,835)
Net income	$360,907	$290,977

9.   Commitments, Contingencies and Other Liabilities

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

TDS has accrued $1.9 million and $1.9 million with respect to legal proceedings and unasserted claims as of March 31, 2012 and December 31, 2011, respectively. TDS has not accrued any amount for legal proceedings if it cannot estimate the amount of the possible loss or range of loss. TDS does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

10.   Variable Interest Entities (VIEs)

Consolidated VIEs

As of March 31, 2012, TDS holds a variable interest in and consolidates the following VIEs under GAAP:

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

TDS’ capital contributions and advances made to these VIEs totaled $6.8 million in the three months ended March 31, 2011.  There were no capital contributions or advances made to these VIEs in 2012.

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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31,	December 31,
	2012	2011

(Dollars in thousands)
Assets
Cash	$5,571	$13,299
Other current assets	3,902	3,719
Intangible assets	503,990	501,829
Property, plant and equipment	30,123	27,642
Other assets and deferred charges	3,532	3,612
Total assets	$547,118	$550,101

Liabilities
Current liabilities	$5,740	$5,944
Deferred liabilities and credits	7,046	5,481
Total liabilities	$12,786	$11,425

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

Aquinas Wireless, King Street Wireless, Barat Wireless and Carroll Wireless are in the process of developing long-term business plans. These entities were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. Airadigm is a Wisconsin-based wireless service provider.  As such, these entities have risks similar to the business risks described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2011.

U.S. Cellular began offering fourth generation Long-term Evolution (“4G LTE”) service in certain cities within its service areas during the first quarter of 2012 and has plans to expand the deployment of 4G LTE to cover over 50 percent of customers by the end of 2012.  U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless.

11.  Common Stockholder's Equity

On January 13, 2012, TDS shareholders approved certain amendments to the Restated Certificate of Incorporation of TDS (“Charter Amendments”).

These approved Charter Amendments include (a) a Share Consolidation Amendment to reclassify (i) each Special Common Share as one Common Share, (ii) each Common Share as 1.087 Common Shares, and (iii) each Series A Common Share as 1.087 Series A Common Shares, (b) a Vote Amendment to fix the percentage voting power in certain matters and (c) amendments to eliminate obsolete and inoperative provisions as more fully described in TDS’ Current Report on Form 8-K dated January 24, 2012.

These approved Charter Amendments were effected on January 24, 2012 at which time each outstanding Special Common Share was reclassified as one Common Share and the Special Common Shares ceased to be outstanding and consequently ceased trading on the New York Stock Exchange under the symbol “TDS.S.”

As of January 24, 2012, immediately prior to the reclassification, there were outstanding 6,549,000 Series A Common Shares, 49,980,000 Common Shares, 47,012,000 Special Common Shares and 8,300 Preferred Shares.  As of January 24, 2012 immediately following the reclassification, there were outstanding 7,119,000 Series A Common Shares, 101,340,000 Common Shares and 8,300 Preferred Shares.

As a result of the share reclassification, shares outstanding at December 31, 2011, as well as average basic and diluted shares outstanding used to calculate earnings per share, as of the beginning of all periods presented in this Form 10-Q have been retroactively restated to reflect the impact of the increased shares outstanding.

TDS’ Consolidated Balance Sheet as of December 31, 2011 has also been retroactively adjusted to reflect the incremental shares issued to Common and Series A shareholders based on the closing price of TDS Common Shares as of December 31, 2011.  As a result of the reclassification, an increase in Common Shares, Series A Common Shares and Capital in Excess of Par was offset by a corresponding decrease in Retained Earnings with no change to the overall amount of shareholders’ equity.

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

Share repurchases made under these authorizations were as follows:

Three Months Ended March 31,		Number of Shares	Average Cost Per Share	Amount
(Dollars and shares in thousands, except cost per share)
2012
	U.S. Cellular Common Shares	—	$—	$—
	TDS Common Shares	—	—	—

2011
	U.S. Cellular Common Shares	357	$48.61	$17,357
	TDS Common Shares	—	—	—
	TDS Special Common Shares	407	28.49	11,603

12.  Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
(Dollars in thousands)
Net income attributable to TDS shareholders	$52,254	$43,504
Transfer (to) from the noncontrolling interests
Change in TDS’ Capital in excess of par value from U.S. Cellular’s issuance of U.S. Cellular shares	(428)	(661)
Change in TDS’ Capital in excess of par value from U.S. Cellular’s repurchase of U.S. Cellular shares	—	(2,192)
Net transfers (to) from noncontrolling interests	(428)	(2,853)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$51,826	$40,651

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

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2012, net of estimated liquidation costs, is $168.7 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at March 31, 2012 was $54.3 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

13.  Business Segment Information

Financial data for TDS’ business segments for the three month periods ended, or as of March 31, 2012 and 2011, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table, its competitive local exchange carrier is designated as “CLEC” and its Hosted and Managed Services operations are designated as “HMS.”

		TDS Telecom					Non-	Other
Three Months Ended or as of	U.S.				TDS Telecom	TDS Telecom	Reportable	Reconciling
March 31, 2012	Cellular	ILEC	CLEC	HMS	Eliminations	Total	Segment (1)	Items (2)	Total
(Dollars in thousands)
Operating revenues	$1,092,121	$145,065	$44,044	$17,558	$(2,592)	$204,075	$14,769	$(5,174)	$1,305,791
Cost of services and products (excluding
Depreciation, amortization and accretion expense reported below)	420,200	49,168	22,564	9,774	(2,161)	79,345	10,205	(539)	509,211
Selling, general and administrative expense	442,244	41,514	16,260	6,732	(431)	64,075	4,186	(2,906)	507,599
Adjusted OIBDA (3)	229,677	54,383	5,220	1,052	—	60,655	378	(1,729)	288,981
Depreciation, amortization and accretion expense	146,685	37,778	5,489	4,176	—	47,443	1,530	1,776	197,434
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—	—
(Gain) loss on asset disposals, net	(2,210)	66	53	1	—	120	—	(5)	(2,095)
Operating income (loss)	85,202	16,539	(322)	(3,125)	—	13,092	(1,152)	(3,500)	93,642

Total assets	6,341,435	1,387,900	113,520	208,785	—	1,710,205	67,950	53,078	8,172,668
Capital expenditures	$201,337	$27,526	$5,058	$3,091	$—	$35,675	$216	$(8,764)	$228,464

		TDS Telecom					Non-	Other
Three Months Ended or as of	U.S.				TDS Telecom	TDS Telecom	Reportable	Reconciling
March 31, 2011	Cellular	ILEC	CLEC	HMS	Eliminations	Total	Segment (1)	Items (2)	Total
(Dollars in thousands)
Operating revenues	$1,057,092	$149,574	$45,328	$6,242	$(2,228)	$198,916	$8,615	$(5,942)	$1,258,681
Cost of services and products (excluding
Depreciation, amortization and accretion expense reported below)	411,963	45,402	22,472	2,282	(1,791)	68,365	6,821	(403)	486,746
Selling, general and administrative expense	442,004	35,482	15,648	2,711	(437)	53,404	1,632	(5,934)	491,106
Adjusted OIBDA (3)	203,125	68,690	7,208	1,249	—	77,147	162	395	280,829
Depreciation, amortization and accretion expense	143,340	37,200	5,490	2,147	—	44,837	474	2,162	190,813
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—	—
(Gain) loss on asset disposals, net	1,037	41	31	32	—	104	—	2	1,143
Operating income (loss)	58,748	31,449	1,687	(930)	—	32,206	(312)	(1,769)	88,873

Total assets (4)	5,934,782	1,355,869	118,674	85,130	—	1,559,673	23,279	527,475	8,045,209
Capital expenditures	$95,933	$20,517	$4,234	$1,537	$—	$26,288	$1,890	$3,352	$127,463

(1)     Represents Suttle-Straus and, as of September 23, 2011, Airadigm.

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

(4)     In preparing its financial statements for the nine months ended September 30, 2011, TDS discovered certain errors related to accounting for asset retirement obligations and asset retirement costs. These errors resulted in the overstatement of Total operating expenses, Property, plant and equipment, net and Other deferred liabilities and credits in the first quarter 2011 interim financial statements. The amounts herein have been revised to reflect the proper amounts.  See Note 2 ― Revision of Prior Period Amounts for additional information.

14.  Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

TDS
	Three Months Ended
	March 31,
	2012	2011
(Dollars and shares in thousands)
Common Shares withheld	1	—
Special Common Shares withheld (1)	—	5

Aggregate value of Common Shares withheld	$33	$—
Aggregate value of Special Common Shares withheld	—	167

Cash receipts upon exercise of stock options	$—	$647
Cash disbursements for payment of taxes (2)	(33)	(60)
Net cash receipts (payments) from exercise of stock options and vesting of other stock awards	$(33)	$587

U.S. Cellular
	Three Months Ended
	March 31,
	2012	2011
(Dollars and shares in thousands)
Common Shares withheld (1)	—	14

Aggregate value of Common Shares withheld	$—	$675

Cash receipts upon exercise of stock options	$357	$1,396
Cash disbursements for payment of taxes (2)	—	(91)
Net cash receipts from exercise of stock options and vesting of other stock awards	$357	$1,305

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

TDS declared and paid dividends of $13.3 million or $0.1225 per share during the three months ended March 31, 2012.  TDS declared and paid dividends of $12.2 million or $0.1175 per share during the three months ended March 31, 2011.

15.  Subsequent Events

On April 17, 2012, U.S. Cellular entered into an agreement to acquire four 700 MHz licenses covering portions of Nebraska, Iowa, Missouri, Kansas and Oklahoma for $34.0 million.  The acquisition requires approval from the FCC and, if approved, is expected to close in the third quarter of 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 5.8 million wireless customers and 1.0 million wireline customer connections at March 31, 2012. TDS conducts substantially all of its wireless operations through its 84%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”), provides wireline services through its incumbent local exchange carrier (“ILEC”), competitive local exchange carrier (“CLEC”) and Hosted and Managed Services (“HMS”) operations under its wholly owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its majority‑owned subsidiary, Suttle-Straus, Inc. and provides wireless services through its 63%-owned subsidiary, Airadigm Communications, Inc. (“Airadigm”), a Wisconsin-based service provider.  Airadigm operates independently from U.S. Cellular and at this time, there are no plans to combine the operations of these subsidiaries.  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations in the three months ended March 31, 2012.

The following discussion and analysis should be read in conjunction with TDS’ interim consolidated financial statements and notes included in Item 1 above, and with the description of TDS’ business, its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the TDS Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2011.

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

Historically, TDS has reported the following business segments: U.S. Cellular, ILEC (which included HMS operations), CLEC, and Non-Reportable Segment which includes Suttle-Straus and, in 2012, Airadigm. TDS’ Corporate operations and intercompany eliminations have been included in “Other Reconciling Items” for purposes of business segment disclosure.  As a result of recent acquisitions and changes in TDS’ strategy, operations, personnel and internal reporting, TDS has reevaluated its reportable business segments during the quarter ended March 31, 2012.  TDS’ business segments as of March 31, 2012, are U.S. Cellular, CLEC, ILEC, HMS and the Non-Reportable Segment.  Periods presented for comparative purposes have been re-presented to conform to this revised presentation.

U.S. Cellular

U.S. Cellular provides wireless telecommunications services to approximately 5.8 million customers in five geographic market areas in 26 states. As of March 31, 2012, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.4%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

Financial and operating highlights in the three months ended March 31, 2012 included the following:

•         Total customers were 5,837,000 at March 31, 2012, including 5,570,000 retail customers.

•         In late March 2012, U.S. Cellular, in conjunction with King Street Wireless L.P., began offering fourth generation Long-term Evolution (“4G LTE”) service; as of March 31, 2012, the 4G LTE network covered approximately 25 percent of U.S. Cellular's customers.  4G LTE enhances the wireless experience by significantly increasing both the speed and data capacity available compared to 3G networks. See Note 10 – Variable Interest Entities (VIEs) in the Notes to the Consolidated Financial Statements for additional information about King Street Wireless.

•         Retail customer net losses were 34,000 in 2012 compared to net losses of 31,000 in 2011.  In the postpaid category, there was a net loss of 38,000 in 2012 compared to a net loss of 22,000 in 2011. Prepaid net additions were 4,000 in 2012 compared to net losses of 9,000 in 2011.

•         Postpaid customers comprised approximately 94% of U.S. Cellular’s retail customers as of March 31, 2012. The postpaid churn rate was 1.6% in 2012 compared to 1.4% in 2011.

•         Postpaid customers on smartphone service plans increased to 34% as of March 31, 2012 compared to 20% as of March 31, 2011. In addition, smartphones represented 54% of all devices sold in 2012 compared to 42% in 2011.

•         Service revenues of $1,023.8 million increased $38.7 million year-over-year, primarily due to continued growth in both data revenues from U.S. Cellular customers and inbound data roaming revenues.

•         Additions to Property, plant and equipment totaled $201.3 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, deploy 4G LTE equipment, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 3% year-over-year to 7,875.

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

•         In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash net of working capital adjustments.  In connection with the sale, a $4.2 million gain was recorded in (Gain) loss on asset disposals, net in the Consolidated Statement of Operations.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•         The impact of the Belief Project on long-term profitability.  Under the Belief Project, U.S. Cellular offers several innovative services, including no contract after the first contract; simplified national rate plans; a loyalty rewards program; overage protection, caps and forgiveness; a phone replacement program; and discounts for paperless billing and automatic payment. U.S. Cellular believes that offering these services will increase postpaid gross additions over the next several years and contribute to incremental growth in average revenue per customer and improvement in the postpaid churn rate. As of March 31, 2012, 3.3 million new and existing customers had subscribed to Belief Plans;

•         Continued uncertainty related to current economic conditions and their impact on customer purchasing and payment behaviors;

•         Relative ability to attract and retain customers, including the ability to reverse recent customer net losses, in a competitive marketplace in a cost effective manner;

•        Effects of industry competition on service and equipment pricing and roaming revenues as well as the impacts associated with the expanding presence of carriers and other retailers offering low-priced, unlimited prepaid service;

•         Potential increases in prepaid customers, who generally generate lower ARPU, as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

•         A change in the nature and rate of growth in the wireless industry, requiring U.S. Cellular to grow revenues primarily from selling additional products and services to its existing customers, increasing the number of multi-device users among its existing customers, increasing data products and services and attracting wireless customers switching from other wireless carriers rather than by adding customers that are new to wireless service;

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

•         Continued enhancements to U.S. Cellular’s wireless networks;

•         Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission (“FCC”), including uncertainty relating to the impacts on universal service funding, intercarrier compensation and other matters of the Connect America Fund & Intercarrier Compensation Reform Order and Further Notice of Proposed Rulemaking issued by the FCC on October 27, 2011;

•         The FCC’s adoption of mandatory 4G roaming rules which will be of assistance in the negotiation of data roaming agreements with other wireless operators in the future; and

•         Exclusive arrangements between manufacturers of wireless devices and other carriers, or other economic or competitive factors, that restrict U.S. Cellular’s access to devices desired by customers.

See “Results of Operations—U.S. Cellular.”

2012 U.S. Cellular Estimates

U.S. Cellular’s estimates of full-year 2012 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of TDS’ Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended March 31, 2012. Such forward‑looking statements should not be assumed to be current as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

The following is unchanged from guidance as disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2011.

2012 Estimated Results (1)
Service revenues		$4,050-$4,150 million
Operating income		$200-$300 million
Depreciation, amortization and accretion expenses, and net gain or loss on asset disposals and exchanges and impairment of assets (2)	Approx.	$600 million
Adjusted OIBDA (2)(3)		$800-$900 million
Capital expenditures	Approx.	$850 million

(1)     These estimates are based on U.S. Cellular’s current plans, which include a multi-year deployment of 4G LTE technology which commenced in 2011.  New developments or changing conditions (such as customer net growth, customer demand for data services or possible acquisitions, dispositions or exchanges) could affect U.S. Cellular’s plans and, therefore, its 2012 estimated results.

(2)     The 2012 Estimated Results do not include any estimate for unrecognized net gains or losses related to disposals and exchanges of assets or losses on impairments of assets (since such transactions and their effects are uncertain).

(3)     Adjusted OIBDA is defined as operating income excluding the effects of depreciation, amortization and accretion (OIBDA): the net gain or loss on asset disposals and exchanges (if any); and the loss on impairment of assets (if any). This measure also may be commonly referred to by management as operating cash flow. This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows. Adjusted OIBDA excludes the net gain or loss on asset disposals and exchanges (if any) and loss on impairment of assets (if any) in order to show operating results on a more comparable basis from period to period.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.  TDS believes this measure provides useful information to investors regarding TDS’ financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic and competitive conditions in the markets served by U.S. Cellular have created a challenging environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of wireless devices and other products, and outstanding customer service in its company-owned and agent retail stores and customer care centers. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi-device users among its existing customers, and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its distribution channels, enhance its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

TDS Telecom

TDS Telecom seeks to be the preferred telecommunications solutions provider in its chosen markets serving both residential and commercial customers by developing and delivering high-quality products that meet or exceed our customers’ needs and to outperform the competition by maintaining superior customer service. TDS Telecom provides voice, high-speed data, and video services to residential customers through value-added bundling of products. The commercial focus is to provide advanced IP-based voice and data services to small to medium sized businesses. In addition, TDS Telecom seeks to grow through strategic acquisitions, as demonstrated by the three HMS companies that TDS Telecom purchased in 2011 and 2010 which provide colocation, dedicated hosting, hosted application management and cloud computing services. TDS Telecom’s strategy encompasses many components, including:

•         Delivering superior customer service;

•         Developing a product portfolio targeted to our chosen customers;

•         Investing in networks and deploying advanced technologies;

•         Advocating with respect to state and federal regulations for positions that support its ability to provide advanced telecommunications services to its customers; and

•         Exploring transactions to acquire or divest properties that would result in strengthening its operations.

TDS Telecom is faced with significant challenges, including growing competition from wireless providers, wireline providers (other CLECs and cable providers) and other HMS providers, changes in regulation, technologies such as Voice over Internet Protocol (“VoIP”) and uncertainty in the economy. These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom in the future.

•         Operating revenues increased $5.2 million or 3% to $204.1 million in 2012. The increase was primarily due to the acquisition of OneNeck IT Services Corporation (“OneNeck”), an HMS company,  partially offset by a decrease in revenues due to the decline in ILEC and CLEC physical access lines and a decline in revenue received from regulatory recovery mechanisms.

•         Operating expenses increased $24.3 million or 15% to $191.0 million in 2012 primarily due to operating costs associated with the acquisition of OneNeck coupled with the impacts of discrete expense reductions recorded in 2011 including insurance proceeds, the refund of certain prior year regulatory contributions and the settlement of a legal dispute.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

•         Continued uncertainty related to current economic conditions and the challenging business environment;

•         Continued increases in competition from wireless and other wireline providers, cable providers, and technologies such as VoIP and third-generation (“3G”) and  fourth-generation (“4G”) mobile technology;

•         Continued increases in consumer data usage and demand for high-speed data services;

•         Continued declines in physical access lines;

•         Continued focus on customer retention programs, including discounting for “triple-play” bundles including voice, DSL and Internet Protocol television (“IPTV”);

•         The effects of expansion of IPTV to additional markets in 2012;

•         Continued growth in hosted and managed services;

•         Continued focus on cost-reduction initiatives through product cost improvement and process efficiencies;

•         The Federal government’s disbursement of Broadband Stimulus Funds to bring broadband to rural customers;

•         Uncertainty related to the National Broadband Plan and other rulemaking by the FCC, including uncertainty related to future funding from the USF, broadband requirements, intercarrier compensation and changes in access reform; and

•         Potential acquisitions by TDS Telecom, including additional potential acquisitions of HMS businesses.

See “Results of Operations—TDS Telecom.”

2012 TDS Telecom Estimates

TDS Telecom’s estimates of full-year 2012 results are shown below. Such estimates represent TDS Telecom’s view as of the filing date of TDS’ Form 10-Q for the quarter ended March 31, 2012. Such forward-looking statements should not be assumed to be current as of any future date. TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from these estimated results.

The following is unchanged from guidance as disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2011.

2012 Estimated Results (1)
TDS Telecom Operations:
Operating revenues		$810-$840 million
Operating income		$55-$85 million
Depreciation, amortization and accretion expenses, and net gain or loss on asset disposals and exchanges and loss on impairment of assets (2)	Approx.	$190 million
Adjusted OIBDA (3)		$245-$275 million
Capital expenditures		$150-$180 million

(1)     These estimates are based on TDS Telecom’s current plans, which include a multi-year deployment of IPTV that commenced in 2011.  New developments or changing conditions (such as costs to deploy, agreements for content or franchises) could affect TDS Telecom’s plans and therefore, its 2012 estimated results.

(2)     The 2012 Estimated Results do not include any estimate for unrecognized net gains or losses related to disposals and exchanges of assets or losses on impairments of assets (since such transactions and their effects are uncertain).

(3)     Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals and exchanges (if any); and the loss on impairment of assets (if any).  This measure also may be commonly referred to by management as operating cash flow.  This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows.  Adjusted OIBDA excludes the net gain or loss on asset disposals and exchanges (if any) and loss on impairment of assets (if any) in order to show operating results on a more comparable basis from period to period.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.  TDS believes this measure provides useful information to investors regarding TDS’ financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on cash flows from operating activities.

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

•         The expansion of terrestrial TV (IPTV) to additional markets;

•         Success-based spending to sustain managedIP growth;

•         Development of HMS products and services; and

•         TDS Telecom will fund its share for projects approved under the Recovery Act to increase broadband access in unserved areas.  Under the Recovery Act, TDS Telecom will receive $105.1 million in federal grants and will provide $30.9 million (a portion of which is included in 2012 estimated capital expenditures) of its own funds to complete 44 projects.  Under the terms of the grants, the projects must be completed by June of 2015.

Cash Flows and Investments

As of March 31, 2012, TDS and its subsidiaries had the following: Cash and cash equivalents totaling $639.1 million; Short-term investments in the form of U.S. treasury securities, corporate notes and certificates of deposit aggregating $230.0 million; Long-term investments in the form of U.S. treasury securities and corporate notes of $50.3 million; and borrowing capacity under their revolving credit facilities of $699.6 million.  Also, during the three months ended March 31, 2012, TDS and its subsidiaries generated $282.2 million of Cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial liquidity and financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows, investments and revolving credit agreements.

RESULTS OF OPERATIONS — CONSOLIDATED

				Percentage
Three Months Ended March 31,	2012	2011	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,092,121	$1,057,092	$35,029	3%
TDS Telecom	204,075	198,916	5,159	3%
All other (1)	9,595	2,673	6,922	>100%
Total operating revenues	1,305,791	1,258,681	47,110	4%
Operating expenses
U.S. Cellular	1,006,919	998,344	8,575	1%
TDS Telecom	190,983	166,710	24,273	15%
All other (1)	14,247	4,754	9,493	>100%
Total operating expenses	1,212,149	1,169,808	42,341	4%
Operating income (loss)
U.S. Cellular	85,202	58,748	26,454	45%
TDS Telecom	13,092	32,206	(19,114)	(59)%
All other (1)	(4,652)	(2,081)	(2,571)	>(100)%
Total operating income	93,642	88,873	4,769	5%
Other income and (expenses)
Equity in earnings of unconsolidated entities	23,389	19,388	4,001	21%
Interest and dividend income	2,183	2,624	(441)	(17)%
Interest expense	(24,464)	(26,509)	2,045	8%
Other, net	228	80	148	>100%
Total other income (expenses)	1,336	(4,417)	5,753	>100%

Income before income taxes	94,978	84,456	10,522	12%
Income tax expense	27,412	30,159	(2,747)	(9)%

Net income	67,566	54,297	13,269	24%
Less: Net income attributable to noncontrolling interests, net of tax	(15,312)	(10,793)	(4,519)	(42)%
Net income attributable to TDS shareholders	52,254	43,504	8,750	20%
Preferred dividend requirement	(12)	(12)	—	—
Net income available to common shareholders	$52,242	$43,492	$8,750	20%

Basic earnings per share attributable to TDS shareholders (2)	$0.48	$0.40	$0.08	20%
Diluted earnings per share attributable to TDS shareholders (2)	$0.48	$0.39	$0.09	23%

N/M – Not meaningful

(1)     Consists of Non-Reportable Segment, other corporate operations, intercompany eliminations between U.S. Cellular, TDS Telecom and corporate investments.

(2)     On January 13, 2012, TDS shareholders approved a Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS.  Shares outstanding at December 31, 2011, as well as average basic and diluted shares outstanding used to calculate earnings per share as of the beginning of all periods presented, have been retroactively restated to reflect the impact of the increased shares outstanding as a result of the Share Consolidation Amendment.  See Note11—Common Stockholder's Equity in the Notes to Consolidated Financial Statements for additional information.

Operating revenues and expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating revenues and expenses.

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

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $17.1 million and $13.0 million to Equity in earnings of unconsolidated entities in 2012 and 2011, respectively.  The remaining change resulted from decreases in net income of other equity interests.

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

	Three Months Ended
	March 31,
	2012	2011

(Dollars in thousands)
Net income attributable to U.S. Cellular noncontrolling interests, net of tax
Noncontrolling public shareholders’	$10,184	$5,980
Noncontrolling shareholders’ or partners’	5,128	4,813
	$15,312	$10,793

RESULTS OF OPERATIONS — U.S. CELLULAR

TDS provides wireless telephone service through U.S. Cellular, an 84%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of March 31, (1)	2012	2011

Customers
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,261,000	5,394,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	309,000	304,000
Total retail customers	5,570,000	5,698,000
End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	267,000	335,000
Total customers	5,837,000	6,033,000

Total market population of consolidated operating markets (2)	46,966,000	46,774,000
Market penetration in consolidated operating markets (2)	12.4%	12.9%

Total market population of consolidated operating and non-operating markets (2)	92,684,000	91,090,000
Market penetration in consolidated operating and non-operating markets (2)	6.3%	6.6%

Employees
Full-time employees	7,651	8,247
Part-time employees	1,026	1,066
Total employees	8,677	9,313

Cell sites in service	7,875	7,663
Smartphone penetration (3)(4)	34.4%	20.3%

For the Three Months Ended March 31, (5)	2012	2011
Net retail customer additions (losses) (6)	(34,000)	(31,000)
Net customer additions (losses) (6)	(49,000)	(39,000)

Average monthly service revenue per customer (7)
Service revenues per Consolidated Statement of Operations (000s)	$1,023,820	$985,113
Divided by total average customers during period (000s)	5,863	6,048
Divided by number of months in each period	3	3
Average monthly service revenue per customer	$58.21	$54.29

Postpaid churn rate (8)	1.6%	1.4%
Smartphones sold as a percent of total devices sold (3)	54.1%	42.5%

(1)     Amounts include results for U.S. Cellular’s consolidated markets as of March 31.

(2)     Calculated using 2011 and 2010 Claritas population estimates for 2012 and 2011, respectively. “Total market population of consolidated operating markets” is used only for the purposes of calculating market penetration of consolidated operating markets, which is calculated by dividing customers by the total market population (without duplication of population in overlapping markets).

The total market population and penetration measures for consolidated operating markets apply to markets in which U.S. Cellular provides wireless service to customers.  The total market population and penetration measures for consolidated operating and non-operating markets apply to all consolidated markets in which U.S. Cellular owns an interest.

(3)     Smartphones represent wireless devices which run on an AndroidTM, BlackBerry® or Windows Mobile® operating system, excluding tablets.

(4)     Smartphone penetration is calculated by dividing postpaid smartphone customers by total postpaid customers.

(5)     Amounts include results for U.S. Cellular’s consolidated operating markets for the period January 1 through March 31; operating markets acquired during a particular period are included as of the acquisition date.

(6)     “Net retail customer additions (losses)” represents the number of net customers added to (deducted from) U.S. Cellular’s retail customer base through its marketing distribution channels; this measure excludes activity related to reseller customers and customers transferred through acquisitions, divestitures or exchanges.  “Net customer additions (losses)” represents the number of net customers added to (deducted from) U.S. Cellular’s overall customer base through its marketing distribution channels; this measure includes activity related to reseller customers but excludes activity related to customers transferred through acquisitions, divestitures or exchanges.

(7)     Management uses these measurements to assess the amount of revenue that U.S. Cellular generates each month on a per customer basis. Average monthly revenue per customer is calculated as shown in the table above.  Average customers during the period is calculated by adding the number of total customers at the beginning of the first month of the period and at the end of each month in the period and dividing by the number of months in the period plus one. Acquired and divested customers are included in the calculation on a prorated basis for the amount of time U.S. Cellular included such customers during each period.

(8)     Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month. This amount represents the average postpaid churn rate for the three months of the respective year.

Components of Operating Income

Three Months Ended March 31,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Retail service	$888,527	$864,602	$23,925	3%
Inbound roaming	80,132	64,386	15,746	24%
Other	55,161	56,125	(964)	(2)%
Service revenues	1,023,820	985,113	38,707	4%
Equipment sales	68,301	71,979	(3,678)	(5)%
Total operating revenues	1,092,121	1,057,092	35,029	3%

System operations (excluding Depreciation, amortization and accretion reported below)	233,164	217,603	15,561	7%
Cost of equipment sold	187,036	194,360	(7,324)	(4)%
Selling, general and administrative	442,244	442,004	240	—
Depreciation, amortization and accretion	146,685	143,340	3,345	2%
(Gain) loss on asset disposals, net	(2,210)	1,037	(3,247)	>(100)%
Total operating expenses	1,006,919	998,344	8,575	1%
Operating income	$85,202	$58,748	$26,454	45%

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

Retail service revenues

Retail service revenues increased by $23.9 million, or 3%, in 2012 to $888.5 million as the impact of an increase in billed ARPU was partially offset by a decrease in U.S. Cellular's average customer base.

Billed ARPU increased to $50.52 in 2012 from $47.65 in 2011. This overall increase reflects an increase in Postpaid ARPU to $54.00 in 2012 from $51.21 in 2011, reflecting increases in revenues from data products and services.

The average number of customers decreased to 5,863,000 in 2012 from 6,048,000 in 2011, driven primarily by reductions in postpaid and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

As discussed in the Overview section above, U.S. Cellular’s Belief Project allows customers selecting Belief Plans to earn loyalty reward points.  U.S. Cellular accounts for loyalty reward points under the deferred revenue method.  Under this method, U.S. Cellular allocates a portion of the revenue billed to customers under the Belief Plans to the loyalty reward points. The revenue allocated to these points is initially deferred in the Consolidated Balance Sheet and is recognized in future periods when the loyalty reward points are redeemed or used.  Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $6.4 million and $7.7 million in the three months ended March 31, 2012 and 2011, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues increased by $15.7 million, or 24%, in 2012 to $80.1 million. The growth was driven primarily by increased data usage by customers of other carriers who used U.S. Cellular’s networks when roaming.  U.S. Cellular expects continued growth in Inbound roaming revenue but expects that the rate of growth in the future will be less than recent growth rates.

Other revenues

Other revenues decreased by $1.0 million, or 2%, in 2012 to $55.2 million, primarily due to a decrease in amounts received from the Federal USF.  Such revenues recorded in 2012 were $39.7 million compared to $41.8 million in 2011, reflecting revisions to amounts received in prior years as determined by the Universal Service Administrative Company.

On November 18, 2011 the FCC released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform.  The Reform Order substantially revises the current USF high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, is to be phased out over time and replaced with the Connect America Fund (“CAF”), a new Mobility Fund and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as U.S. Cellular are eligible to receive funds in both the CAF and the Mobility Fund, although some areas that U.S. Cellular currently serves may be declared ineligible for support if they are already served, or are subject to certain rights of first refusal by incumbent carriers.

U.S. Cellular is contemplating participating in the Mobility Fund proceedings, and the CAF, but it is uncertain whether U.S. Cellular will obtain support through any of these mechanisms.  If U.S. Cellular is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain and retain the right to receive support including, for example, allowing other carriers to collocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the Commission’s Further Notice of Proposed Rulemaking.

U.S. Cellular’s current USF support is scheduled to be phased down.  Support for 2012 (excluding certain adjustments) was frozen on January 1, 2012 using support for 2011 as a baseline and will be reduced by 20% starting in July, 2012.  Support will be reduced by 20% in July of each subsequent year; however, if the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time with a 40% reduction in support, until such time as the Phase II Mobility Fund is operational.

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

The decrease in 2012 Equipment sales revenues of $3.7 million, or 5%, to $68.3 million was driven by a decrease of 5% in average revenue per device sold as well as a decrease of 3% in total devices sold. Average revenue per device sold decreased due to more aggressive promotional customer equipment pricing.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

System operations expenses (excluding Depreciation, amortization, and accretion) include charges from telecommunications service providers for U.S. Cellular’s customers’ use of their facilities, costs related to local interconnection to the wireline network, charges for cell site rent and  maintenance of U.S. Cellular’s network, long-distance charges, outbound roaming expenses and payments to third‑party data product and platform developers.

Key components of the $15.6 million, or 7%, increase in System operations expenses to $233.2 million were as follows:

•         Maintenance, utility and cell site expenses increased $10.8 million, or 12%, driven in part by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,875 at March 31, 2012 and 7,663 at March 31, 2011, as U.S. Cellular continued to expand and enhance coverage in its existing markets.  Expenses also increased to support rapidly growing demand for data services and the deployment of 4G LTE networks.

•         Customer usage expenses increased by $2.5 million, or 3%, primarily due to an increase in data usage and increases in network capacity.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $2.3 million, or 4%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies to support increases in total customer usage, particularly data usage.

Cost of equipment sold

Cost of equipment sold decreased by $7.3 million, or 4%, in 2012 to $187.0 million. The decrease was driven by a 3% decrease in the average cost per device sold as well as a decrease of 3% in total devices sold.  Average cost per device sold decreased due primarily to competitive pricing conditions and the introduction of lower cost smartphones into the portfolio. The impact of lower acquisition costs across all categories of devices was partially offset by a shift in the mix of sales to smartphones.

U.S. Cellular’s loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $118.7 million and $122.4 million for 2012 and 2011, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices such as smartphones and tablets to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers.

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

Selling, general and administrative expenses in 2012 of $442.2 million remained flat in comparison to 2011.

For the full year 2012, U.S. Cellular expects Selling, general and administrative expenses to be relatively flat on a year-over-year basis.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $3.3 million, or 2%, in 2012 to $146.7 million due to an increase in Property, plant and equipment reflecting significant capital expenditures in 2011 and 2012.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom’s ILEC and CLEC operations served 987,700 wireline customer connections at March 31, 2012, a net decrease of 23,500 customer connections from the 1,011,200 customer connections served at March 31, 2011.  In addition, TDS Telecom provides business communication services including colocation, dedicated hosting, hosted application management and cloud computing through its HMS operations.

Historically, TDS Telecom has reported Results of Operations for its ILEC (which included HMS operations) and CLEC segments.  As a result of recent acquisitions and changes in TDS’ strategy, operations, personnel and internal reporting, TDS has reevaluated its reportable business segments during the quarter ended March 31, 2012.  As of March 31, 2012, TDS Telecom is reporting Results of Operations for its ILEC, CLEC and HMS segments.  TDS Telecom also revised its presentation of Revenues for its ILEC and CLEC segments.  ILEC Operating revenues had previously been presented in Voice, Data, Network Access and Miscellaneous categories.  CLEC Operating revenues had been previously presented in Retail and Wholesale categories.  As of March 31, 2012, TDS Telecom is reporting ILEC and CLEC Operating revenues in Residential, Commercial and Wholesale categories which correlate with internal reporting and management’s assessment of results. Also, instead of reporting equivalent access lines, ILEC and CLEC now report customer connections, which are internal metrics and are shown in the table below.  Periods presented for comparative purposes have been re-presented to conform to the revised presentation described above.

TDS Telecom acquired OneNeck, an HMS company, in July of 2011.

The following table summarizes key operating data for TDS Telecom’s ILEC and CLEC operations:

As of March 31,	2012	2011	Change
ILEC
Residential Connections
Physical access lines (1)	363,500	382,400	(18,900)
Data connections (2)	219,500	214,100	5,400
IPTV customers	4,900	4,000	900
ILEC Residential Connections	587,900	600,500	(12,600)

Commercial Connections
Physical access lines (1)	112,600	118,800	(6,200)
Data connections (2)	18,200	17,300	900
managedIP connections (3)	10,800	4,700	6,100
ILEC Commercial Connections	141,600	140,800	800

CLEC
Residential Connections
Physical access linesm (1)	29,600	39,300	(9,700)
Data connections (2)	10,100	13,600	(3,500)
CLEC Residential Connections	39,700	52,900	(13,200)

Commercial Connections
Physical access lines (1)	151,100	171,000	(19,900)
Data connections (2)	13,700	16,200	(2,500)
managedIP connections (3)	53,700	29,700	24,000
CLEC Commercial Connections	218,500	216,900	1,600

Total ILEC and CLEC Customer Connection	987,700	1,011,200	(23,500)

        (1)    Individual circuits connecting customers to a telephone company’s central office facilities.

        (2)    The number of customers provided high-capacity data circuits via various technologies, including DSL and dedicated Internet circuit technologies.

(3)    The number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.

TDS Telecom

Components of Operating Income

				Percentage
Three months ended March 31,	2012	2011	Change	Change
(Dollars in thousands)
Operating revenues
ILEC revenues	$145,065	$149,574	$(4,509)	(3)%
CLEC revenues	44,044	45,328	(1,284)	(3)%
HMS revenues	17,558	6,242	11,316	>100%
Intra-company elimination	(2,592)	(2,228)	(364)	(16)%
TDS Telecom operating revenues	204,075	198,916	5,159	3%

Operating expenses
ILEC expenses	128,526	118,125	10,401	9%
CLEC expenses	44,366	43,641	725	2%
HMS expenses	20,683	7,172	13,511	>100%
Intra-company elimination	(2,592)	(2,228)	(364)	(16)%
TDS Telecom operating expenses	190,983	166,710	24,273	15%

TDS Telecom operating income	$13,092	$32,206	$(19,114)	(59)%

ILEC Operations

Components of Operating Income

				Percentage
Three months ended March 31,	2012	2011	Change	Change
(Dollars in thousands)
Operating revenues
Residential	$69,399	$69,713	$(314)	—
Commercial	24,130	25,371	(1,241)	(5)%
Wholesale	51,536	54,490	(2,954)	(5)%
Total operating revenues	145,065	149,574	(4,509)	(3)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	49,168	45,402	3,766	8%
Selling, general and administrative expenses	41,514	35,482	6,032	17%
Depreciation, amortization and accretion	37,778	37,200	578	2%
(Gain) or Loss on asset disposals, net	27	41	(14)	(34)%
(Gain) or Loss on asset held for sale	39	—	39	N/M
Total operating expenses	128,526	118,125	10,401	9%

Total operating income	$16,539	$31,449	$(14,910)	(47)%

Operating Revenues

Residential revenues consist of voice, data and video services to our residential customer base.

Residential revenues were relatively unchanged at $69.4 million in 2012. A 2% reduction in the number of residential connections reduced revenues by $1.1 million offset by a 2% increase in average revenue per residential connection.  The increase in average revenue was mainly driven by customers opting for higher data speeds.

Commercial revenues consist of data and voice services and sales and installation of business telephone systems to our commercial customer base.

The decrease in Commercial revenues of $1.2 million or 5% to $24.1 million in 2012 was primarily due to a decline in the average revenue per commercial connection as well as declines in directory assistance and business system sales revenues.

Wholesale revenues represent compensation from other carriers for utilizing TDS Telecom’s network infrastructure and regulatory recoveries.

Wholesale revenues declined $3.0 million or 5% to $51.5 million.  Network access revenues decreased $2.7 million in 2012 due to declines in revenues received through inter-state regulatory recovery mechanisms which resulted primarily from an FCC order issued in November 2011.  Wholesale revenues also declined $0.9 million due to a 9% reduction in intra-state usage.

On November 18, 2011, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) to establish a new, broadband-focused support mechanism, called the Connect America Fund, and to reform the rules governing intercarrier compensation. Under the existing intercarrier compensation system carriers recover their costs, in part, from one another. The existing system generally ensures that TDS Telecom is able to recover its costs. The Reform Order established certain rules for transitioning, over time, from the existing system to one where carriers will recover their costs directly from their end user subscribers. The Reform Order also included a Further Notice of Proposed Rulemaking seeking comment on a range of follow up proposals. The future proposed rulemaking is especially important to TDS Telecom, as numerous issues relevant to rate of return carriers, such as TDS Telecom, will be addressed in it. The Reform Order is also the subject of numerous Petitions for Reconsideration, which ask the FCC to reconsider portions of its decision, and it is also the subject of numerous judicial appeals. TDS Telecom cannot predict the outcome of future rulemaking, reconsideration and legal challenges and as a consequence, the impacts these may have on TDS Telecom's Network access revenues.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $3.8 million or 8% to $49.2 million in 2012 primarily due to increased network maintenance costs of $1.6 million, higher labor and contractor costs of $1.5 million and higher costs associated with the IPTV expansion of $0.6 million.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $6.0 million or 17% to $41.5 million in 2012.  Discrete items recorded in 2011 including receipt of insurance proceeds, the refund of certain prior year regulatory contributions and the settlement of a legal dispute decreased 2011 Selling, general and administrative expenses by $5.2 million.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $0.6 million or 2% to $37.8 million in 2012 due to increased capital additions.

CLEC Operations

Components of Operating Income

				Percentage
Three months ended March 31,	2012	2011	Change	Change
(Dollars in thousands)
Operating revenues
Residential	$4,788	$6,497	$(1,709)	(26)%
Commercial	34,341	34,017	324	1%
Wholesale	4,915	4,814	101	2%
Total operating revenues	44,044	45,328	(1,284)	(3)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	22,564	22,472	92	—
Selling, general and administrative expenses	16,260	15,648	612	4%
Depreciation, amortization and accretion	5,489	5,490	(1)	—
(Gain) or Loss on asset disposals, net	53	31	22	71%
Total operating expenses	44,366	43,641	725	2%

Total operating income (loss)	$(322)	$1,687	$(2,009)	>(100)%

Operating Revenues

Residential revenues consist of data and voice services to our residential customer base.

The decrease in Residential revenues of $1.7 million or 26% to $4.8 million in 2012 was due to a 25% decrease in the number of residential connections as the CLEC operations continue to implement a strategic shift towards serving primarily a commercial subscriber base.

Commercial revenues consist of data and voice services to our commercial customer base.

Commercial revenues were relatively unchanged at $34.3 million in 2012, as the revenue from the growth in managedIP connections was offset by a 12% decline in the number of physical access lines served.

Wholesale revenues represent charges to other carriers for utilizing TDS Telecom’s network infrastructure.

Wholesale revenues were relatively unchanged at $4.9 million in 2012, as an increase in special access revenues was offset by an 8% reduction in minutes of use.

Operating Expenses

Cost of services and products (excluding  Depreciation, amortization and accretion)

Cost of services and products were relatively unchanged at $22.6 million in 2012.

Selling, general and administrative expenses

The increase of $0.6 million or 4% to $16.3 million in Selling, general and administrative expense was primarily due to an increase in employee related costs.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense were relatively unchanged at $5.5 million in 2012.

HMS Operations

Components of Operating Income

				Percentage
Three months ended March 31,	2012	2011	Change	Change
(Dollars in thousands)
Operating revenues
Total operating revenues	$17,558	$6,242	$11,316	>100%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	9,774	2,282	7,492	>100%
Selling, general and administrative expenses	6,732	2,711	4,021	>100%
Depreciation, amortization and accretion	4,176	2,147	2,029	95%
(Gain) Loss on asset disposals, net	1	32	(31)	(97)%
Total operating expenses	20,683	7,172	13,511	>100%

Total operating income (loss)	$(3,125)	$(930)	$(2,195)	>100%

Operating Revenues

HMS Operating revenues consist of colocation, dedicated hosting, hosted application management and cloud computing services.

Operating revenues increased $11.3 million to $17.6 million in 2012.  The acquisition of OneNeck in July of 2011 contributed $10.6 million of this increase.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products (excluding Depreciation, amortization and accretion) increased $7.5 million to $9.8 million in 2012. The OneNeck acquisition resulted in increased cost of services and products of $6.8 million in 2012.

Selling, general and administrative expense

Selling, general and administrative expense increased $4.0 million to $6.7 million in 2012 primarily due to the acquisition of OneNeck and expenses incurred as the company develops the management team and products and services to grow the HMS operations.

Depreciation, amortization and accretion expense

The $2.0 million increase in Depreciation, amortization and accretion expense to $4.2 million was primarily due to acquisition of OneNeck, with customer list and trade names amortization accounting for $1.2 million of the increase.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on TDS’ financial condition or results of operations.  See Note 1 —  Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

FINANCIAL RESOURCES

TDS operates a capital‑ and marketing‑intensive business. TDS utilizes cash from its operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities, long-term debt financing and cash on hand to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS’ cash flow activities in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

	2012	2011

(Dollars in thousands)
Cash flows from (used in):
Operating activities (1)	$282,245	$333,042
Investing activities (1)	(193,858)	(319,115)
Financing activities	(12,532)	250,767
Net increase in cash and cash equivalents	$75,855	$264,694

(1)     In preparing its Consolidated Statement of Cash Flows for the year ended December 31, 2011, TDS discovered certain errors related to the classification of outstanding checks with the right of offset and the classification of Accounts payable for Additions to property, plant and equipment. These errors resulted in the misstatement of Cash flows from operating activities and Cash flows used in investing activities for the three months ended March 31, 2011. The amounts herein have been revised to reflect the proper amounts.  See Note 2 — Revision of Prior Period Amounts in the Notes to Consolidated Financial Statements for additional information.

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing changes in operating activities. TDS believes this measure provides useful information to investors regarding TDS’ financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on Cash flows from operating activities:

	2012	2011
(Dollars in thousands)
Operating income	$93,642	$88,873
Non-cash items
Depreciation, amortization and accretion	197,434	190,813
Loss on impairment of intangible assets	—	—
(Gain) loss on asset disposals, net	(2,095)	1,143
Adjusted OIBDA (1)	$288,981	$280,829

(1)     Adjusted OIBDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted OIBDA is defined as Operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the net gain or loss on asset disposals (if any); and the loss on impairment of assets (if any).  This measure may commonly be referred to by management as operating cash flow.  This measure should not be confused with Cash flows from operating activities, which is a component of the Consolidated Statement of Cash Flows. See Note 13 — Business Segment Information in the Notes to Consolidated Financial Statements.  Adjusted OIBDA excludes the net gain or loss on asset disposals and loss on impairment of assets (if any) in order to show operating results on a more comparable basis from period to period.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual and, accordingly, they may be incurred in the future.

Cash flows from operating activities in 2012 were $282.2 million, a decrease of $50.8 million from 2011. Significant changes included the following:

•         Adjusted OIBDA, as shown in the table above, increased by $8.2 million primarily due to an increase in U.S. Cellular operating income.  See discussion in the “Results of Operations — Wireless” for factors that affected U.S. Cellular operating income.

•         Income tax refunds, net of $57.0 million were recorded in 2012 compared to income tax refunds, net of $40.3 million in 2011.  Federal tax refunds of $59.9 million were received in March 2012 primarily for carrybacks related to the 2009 and 2010 tax years. TDS incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  TDS’ future federal income tax liabilities associated with the current benefits realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet. TDS expects federal income tax payments to substantially increase beginning in 2013 and remain at a higher level for several years as the amount of TDS' federal tax depreciation deduction substantially decreases as a result of having accelerated depreciation in earlier years. This expectation assumes that federal bonus depreciation provisions are not enacted in future periods. To the extent further federal bonus depreciation provisions are enacted, this expectation will change.

•         Changes in Accounts receivable provided $38.9 million and $8.4 million in 2012 and 2011, respectively, resulting in a year-over-year increase in cash flows of $30.5 million.  Accounts receivable balances fluctuate based on the timing of customer payments, promotions and other factors.

•         Changes in Accounts payable required $25.4 million in 2012, and provided $56.2 million in 2011, causing a year-over-year decrease in cash flows of $81.6 million.  Changes in Accounts payable were primarily driven by payment timing differences related to operating expenses and device purchases.

•         Changes in Inventory required $4.8 million in 2012, and provided $3.0 million in 2011, causing a year-over-year decrease in cash flows of $7.8 million.  This change was primarily due to higher inventory levels at March 31, 2012.

•         Changes in other assets and liabilities required $104.1 million and $87.7 million in 2012 and 2011, respectively, causing a year-over-year net decrease in cash flows of $16.4 million.  This was primarily due to changes in accrued payroll costs.

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

Capital expenditures (i.e. additions to property, plant and equipment and system development expenditures) totaled $228.5 million in 2012 and $127.5 million in 2011. Cash used for capital expenditures totaled $242.6 million in 2012 and $157.9 million in 2011. These expenditures were made to provide for customer and usage growth (in recent periods, particularly with respect to data usage growth), to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•         U.S. Cellular’s capital expenditures totaled $201.3 million in 2012 and $95.9 million in 2011. These expenditures were made to construct new cell sites, increase capacity in existing cell sites and switches, develop new and enhance existing office systems, and construct new and remodel existing retail stores.

•         TDS Telecom’s capital expenditures for its ILEC operations totaled $27.5 million in 2012 and $20.6 million in 2011 representing expenditures to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $5.1 million in 2012 and $4.2 million in 2011 for switching and other network facilities.  TDS Telecom’s capital expenditures for its HMS operations totaled $3.1 million in 2012 and $1.5 million in 2011.

Cash payments for acquisitions of U.S. Cellular licenses in 2012 were $11.1 million.  There were no cash payments for acquisitions of licenses in 2011.

In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash.  See Note 6 —  Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to this sale.

In 2012, TDS invested $10.0 million in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date.  TDS did not make temporary cash investments in the first quarter of 2011.  TDS realized proceeds of $20.2 million and $122.8 million in 2012 and 2011, respectively, related to the maturities of its investments in U.S. treasuries, corporate notes, and certificates of deposit.  Accordingly, the net impact of this activity was to decrease Cash flows from investing activities by $112.6 million on a year-over-year basis.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect changes in short-term and long-term debt balances, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.  TDS has used short-term debt to finance acquisitions, for general corporate purposes and to repurchase Common Shares. Internally generated funds as well as proceeds from the sale of non-strategic investments, from time to time, have been used to reduce short-term debt.

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

TDS did not repurchase any Common Shares in the first quarter of 2012.  In 2011, TDS repurchased Common and Special Common Shares at an aggregate cost of $11.6 million.  U.S. Cellular did not repurchase any Common Shares in the first quarter of 2012.  Payments for repurchases of U.S. Cellular Common Shares required $17.4 million in the first quarter of 2011.  See Note 11 — Common Stockholder's Equity in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Free Cash Flow

The following table presents Free cash flow. TDS believes that Free cash flow as reported by TDS may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after Cash used for additions to property, plant and equipment.

Three Months Ended March 31,	2012	2011
(Dollars in thousands)
Cash flows from operating activities	$282,245	$333,042
Cash used for additions to property, plant and equipment	(242,611)	(157,897)
Free cash flow (1)	$39,634	$175,145

(1)     Free cash flow is defined as Cash flows from operating activities less Cash used for additions to property, plant and equipment. Free cash flow is a non-GAAP financial measure.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, TDS had Cash and cash equivalents of $639.1 million, Short-term investments of $230.0 million, Long-term investments of $50.3 million and available funds under its revolving credit facility of $399.8 million, as discussed in more detail below.  TDS believes that existing cash and investments balances, funds available under its revolving credit facilities and expected cash flows from operating activities provide substantial liquidity and financial flexibility for TDS to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under approved programs) for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their financing needs.

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

Cash and Cash Equivalents

At March 31, 2012, TDS had $639.1 million in Cash and cash equivalents; of this amount U.S. Cellular held $511.1 million of the Cash and cash equivalents.  Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At March 31, 2012, the majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At March 31, 2012, TDS had $230.0 million in Short-term investments and $50.3 million in Long-term investments; of this amount U.S. Cellular held $116.4 million and $40.3 million of the Short-term investments and Long-term investments, respectively.  Short-term and Long-term investments consist of certificates of deposit (short-term only), U.S. treasuries and corporate notes all of which are designated as held-to-maturity investments, and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, TDS’ objective is to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facilities

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At March 31, 2012, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

As of March 31, 2012 TDS’ and U.S. Cellular’s credit ratings from nationally recognized credit rating agencies remained at investment grade.

The following table summarizes the terms of such revolving credit facilities as of March 31, 2012:

(Dollars in millions)	TDS	U.S. Cellular
Maximum borrowing capacity	$400.0	$300.0
Letter of credit outstanding	$0.2	$0.2
Amount borrowed	$—	$—
Amount available for use	$399.8	$299.8
Agreement date	December 2010	December 2010
Maturity date	December 2015	December 2015

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of March 31, 2012 with all of the covenants and requirements set forth in their revolving credit facilities.

Long-Term Financing

TDS and its subsidiaries had the following debt outstanding as of March 31, 2012:

				Aggregate
(Dollars in thousands)	Issuance date	Maturity date	Call date (1)	Principal Amount
TDS -
Unsecured Senior Notes
6.625%	March 2005	March 2045	March 2010	$116.,250
6.875%	November 2010	November 2059	November 2015	225,000
7.0%	March 2011	March 2060	March 2016	300,000
U.S. Cellular -
Unsecured Senior Notes
6.7%	December 2003 and June 2004	December 2033	December 2003	$544,000
6.95%	May 2011	May 2060	May 2016	342,000

(1)     TDS may redeem callable notes, in whole or in part at any time after the respective call date, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.  U.S. Cellular may redeem the 6.7% Senior Notes, in whole or in part, at any time prior to maturity at a redemption price equal to the greater of (a) 100% of the principal amount of such notes, plus accrued and unpaid interest, or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 30 basis points.  U.S. Cellular may redeem the 6.95% Senior Notes, in whole or in part at any time after the call date, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

TDS and its subsidiaries’ long-term debt and indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of March 31, 2012 with all covenants and other requirements set forth in long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2012 and the next four years represent less than 1% of the total long-term debt obligation at March 31, 2012.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2011 and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.

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

TDS and U.S. Cellular each have effective shelf registration statements on Form S-3 that they can use to issue senior debt securities that can be used for general corporate purposes, including to finance the redemption of any of the above existing debt.  The TDS shelf registration statement is an automatic shelf registration that permits TDS to issue at any time and from time to time senior debt securities in one or more offerings in an indeterminate amount.  The U.S. Cellular shelf registration statement permits U.S. Cellular to issue at any time and from time to time senior debt securities in one or more offerings up to an aggregate principal amount of $500 million.  The ability of TDS or U.S. Cellular to complete an offering pursuant to such shelf registration statements is subject to market conditions and other factors at the time.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2012 are expected to be approximately $850 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance U.S. Cellular’s network coverage in its service areas, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;

•         Deploy 4G LTE technology in certain markets;

•         Enhance U.S. Cellular’s retail store network;

•         Develop and enhance office systems; and

•         Develop new billing and other customer management related systems and platforms.

TDS Telecom’s capital expenditures for 2012  are expected to be approximately $150 million to $180 million.  These expenditures are expected to be for the following general purposes:

•         Process and productivity initiatives;

•         Increased network and product capabilities for broadband services;

•         Expansion of terrestrial TV (IPTV) to additional markets;

•         Success-based spending to sustain managedIP and IPTV growth; and

•         Fund its share for projects approved under the American Recovery and Reinvestment Act of 2009.

TDS plans to finance its capital expenditures program for 2012 using cash flows from operating activities, existing cash balances, short-term investments and, if necessary, debt.

Acquisitions, Divestitures and Exchanges

TDS assesses its existing wireless and wireline interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets, telecommunications companies, wireless spectrum and related service businesses, such as HMS businesses. In addition, TDS may seek to divest outright or include in exchanges for other wireless interests those wireless interests that are not strategic to its long-term success.

TDS also may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum. In general, TDS may not disclose such transactions until there is a definitive agreement.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for details on significant transactions.

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

Share Repurchase Programs

TDS and U.S. Cellular have repurchased, and expect to continue to repurchase, their Common Shares, subject to their repurchase programs. For additional information related to the current TDS and U.S. Cellular repurchase authorizations and repurchases made during 2012 and 2011, see Note 11 — Common Stockholder's Equity in the Notes to Consolidated Financial Statements and Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2011 and March 31, 2012 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2011 other than the material commitments described below.

Since December 31, 2011, future minimum rental payments under operating leases increased by the following amounts due to lease extensions signed in the first quarter of 2012: Total: $161.3 million; Less Than 1 Year from December 31, 2011: $0.3 million; 2 – 3 Years from December 31, 2011: $6.0 million; 4 – 5 Years from December 31, 2011: $14.1 million; and More than 5 Years from December 31, 2011: $140.9 million.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 —  Basis of Presentation in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2011.  There were no material changes to TDS’ application of critical accounting policies and estimates during the three months ended March 31, 2012.

Goodwill and Licenses Impairment Assessment

TDS has significant amounts recorded as Licenses and Goodwill in its Consolidated Balance Sheet.  Licenses and Goodwill must be assessed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired.  TDS performs annual impairment testing of Licenses and Goodwill, as required by GAAP, in the fourth quarter of its fiscal year, based on fair values and net carrying values determined as of November 1.  The continuing weak macroeconomic conditions and financial markets and/or the performance of TDS’ stock price in the second quarter of 2012 could require an interim impairment test of Licenses and Goodwill as of June 30, 2012.  In such event, it is possible that TDS could be required to recognize an impairment of its Licenses and/or Goodwill in the second quarter of 2012.  The amount of any possible impairment is uncertain at this time, but could be material depending on conditions at June 30, 2012.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2011.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2011, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business.

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

•         Complexities associated with deploying new technologies, such as TDS’ ongoing upgrade to 4G LTE technology, present substantial risk.

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

•         Financial difficulties (including bankruptcy proceedings) or other operational difficulties of any of TDS’ key suppliers or vendors, termination or impairment of TDS’ relationships with such suppliers or vendors, or a failure by TDS to manage its supply chain effectively could result in delays or termination of TDS’ receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect TDS’ business, financial condition or results of operations.

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

•         The market price of TDS’ Common Shares is subject to fluctuations due to a variety of factors.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2011 for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.  There have been no material changes to such information since December 31, 2011.

See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ Long-term debt as of March 31, 2012.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ Chief Executive Officer and Chief Financial Officer concluded that TDS’ disclosure controls and procedures were effective as of March 31, 2012, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2011, may not be the only risks that could affect TDS.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.  In addition, you are referred to the above Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in particular the section captioned “Overview,” for disclosures of certain developments that have occurred since TDS filed its Form 10-K for the year ended December 31, 2011.  Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2011.

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

TDS PURCHASES OF COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2012	—	$—	—	$157,570,912
February 1 – 29, 2012	—	—	—	157,570,912
March 1 – 31, 2012	—	—	—	157,570,912
Total for or as of the quarter ended March 31, 2012	—	$—	—	$157,570,912

The following is additional information with respect to the Common Share authorization:

i.         The date the program was announced was November 20, 2009 by Form 8-K.

ii.        The amount originally approved was up to $250 million in aggregate purchase price of TDS Common and Special Common Shares.

iii.      The expiration date for the program is November 19, 2012.

iv.      The Common Share authorization did not expire during the first quarter of 2012.

v.       TDS did not determine to terminate the foregoing Common Share repurchase program prior to expiration, or cease making further purchases thereunder, during the first quarter of 2012.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the first quarter of 2012 and had no borrowings outstanding under their revolving credit facilities as of March 31, 2012.

A description of TDS’ revolving credit facility is included under Item 1.01 in TDS’ Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6.  Exhibits.

Exhibit 10.1 — Amendment to the Telephone and Data Systems, Inc. Compensation Plan for Non-Employee Directors, is hereby incorporated by reference to Item 5.02 to Telephone and Data Systems, Inc.’s Current Report on Form 8-K dated March 9, 2012.

Exhibit 10.2 — Amendment to the Telephone and Data Systems, Inc. Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.2 to Telephone and Data Systems, Inc.’s Current Report on Form 8-K dated March 15, 2012.

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 5 — Earnings Per Share in the Notes to Consolidated Financial Statements.

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

Exhibit 101.PRE — XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL — XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2011.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2011 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 4, 2012	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	May 4, 2012	/s/ Kenneth R. Meyers
Kenneth R. Meyers, Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	May 4, 2012	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Controller (principal accounting officer)

Signature page for the TDS 2012 First Quarter Form 10-Q