Form 10-Q
period 2012-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2012-08-03
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission File Number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2669023
(State or other jurisdiction or incorporation of organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2012
Common Shares, $.01 par value	101,495,552 Shares
Series A Common Shares, $.01 par value	7,135,334 Shares

Part I. Financial Information
Item 1. Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2012	2011	2012	2011

Operating revenues	$1,323,169	$1,279,640	$2,628,960	$2,538,321

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	527,670	476,118	1,036,881	965,159
Selling, general and administrative	502,404	479,884	1,010,003	968,695
Depreciation, amortization and accretion	198,509	193,045	395,943	383,858
Loss on impairment of intangible assets	515	—	515	—
Loss on asset disposals, net	2,995	3,238	900	4,381
Total operating expenses	1,232,093	1,152,285	2,444,242	2,322,093

Operating income	91,076	127,355	184,718	216,228

Investment and other income (expense)
Equity in earnings of unconsolidated entities	25,392	22,590	48,781	41,978
Interest and dividend income	2,352	2,093	4,535	4,717
Gain (loss) on investment	(3,728)	13,373	(3,728)	13,373
Interest expense	(23,139)	(45,417)	(47,603)	(71,926)
Other, net	(249)	1,306	(21)	1,386
Total investment and other income (expense)	628	(6,055)	1,964	(10,472)

Income before income taxes	91,704	121,300	186,682	205,756
Income tax expense	35,765	11,560	63,177	41,719
Net income	55,939	109,740	123,505	164,037
Less: Net income attributable to noncontrolling interests, net of tax	(13,602)	(17,786)	(28,914)	(28,579)
Net income attributable to TDS shareholders	42,337	91,954	94,591	135,458
Preferred dividend requirement	(12)	(12)	(25)	(25)
Net income available to common shareholders	$42,325	$91,942	$94,566	$135,433

Basic weighted average shares outstanding (1)	108,732	108,423	108,693	108,678
Basic earnings per share attributable to TDS shareholders (1)	$0.39	$0.85	$0.87	$1.25

Diluted weighted average shares outstanding (1)	109,022	109,133	108,964	109,385
Diluted earnings per share attributable to TDS shareholders (1)	$0.39	$0.84	$0.86	$1.23

Dividends per share (2)	$0.1225	$0.1175	$0.2450	$0.2350

(1)           On January 13, 2012, TDS shareholders approved a Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS. Average basic and diluted shares outstanding used to calculate earnings per share for the comparative periods presented have been retroactively restated to reflect the impact of the increased shares outstanding as a result of the Share Consolidation Amendment.

(2)           Dividends per share reflects the amount paid per share outstanding at the date the dividend was declared and has not been retroactively adjusted to reflect the impact of the Share Consolidation Amendment.

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011

Net income	$55,939	$109,740	$123,505	$164,037
Net change in accumulated other comprehensive income
Change in net unrealized gain (loss) on equity investments	49	138	49	138
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(934)	(954)	(1,868)	(1,908)
Amortization of unrecognized net loss	623	480	1,246	960
	(311)	(474)	(622)	(948)
Change in deferred income taxes	463	523	933	1,046
Change related to retirement plan, net of tax	152	49	311	98
Net change in accumulated other comprehensive income	201	187	360	236
Comprehensive income	56,140	109,927	123,865	164,273
Less: Comprehensive income attributable to noncontrolling interest	(13,602)	(17,786)	(28,914)	(28,579)
Comprehensive income attributable to TDS Shareholders	$42,538	$92,141	$94,951	$135,694

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2012	2011

Cash flows from operating activities
Net income	$123,505	$164,037
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	395,943	383,858
Bad debts expense	33,626	29,906
Stock-based compensation expense	20,955	18,913
Deferred income taxes, net	29,929	79,637
Equity in earnings of unconsolidated entities	(48,781)	(41,978)
Distributions from unconsolidated entities	6,973	47,375
Loss on impairment of intangible assets	515	—
Loss on asset disposals, net	900	4,381
(Gain) loss on investment	3,728	(13,373)
Noncash interest expense	1,728	17,147
Other operating activities	1,010	1,070
Changes in assets and liabilities from operations
Accounts receivable	(10,197)	(37,819)
Inventory	(58,467)	(48,826)
Accounts payable	(23,336)	24,678
Customer deposits and deferred revenues	22,786	22,600
Accrued taxes	89,433	(459)
Accrued interest	(1,823)	1,355
Other assets and liabilities	(81,517)	(90,291)
	506,910	562,211

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(501,211)	(350,856)
Cash paid for acquisitions and licenses	(52,213)	(22,167)
Cash received from divestitures	50,036	—
Cash paid for investments	(45,000)	(71,000)
Cash received for investments	128,444	213,030
Other investing activities	(8,916)	(816)
	(428,860)	(231,809)

Cash flows from financing activities
Repayment of long-term debt	(952)	(613,387)
Issuance of long-term debt	358	643,700
TDS Common Shares and Special Common Shares reissued
for benefit plans, net of tax payments	(39)	1,055
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(2,465)	1,264
Repurchase of TDS Common and Special Common Shares	—	(21,500)
Repurchase of U.S. Cellular Common Shares	—	(62,308)
Dividends paid	(26,610)	(24,343)
Payment of debt issuance costs	—	(21,191)
Distributions to noncontrolling interests	(643)	(1,377)
Other financing activities	2,790	2,077
	(27,561)	(96,010)

Cash classified as held for sale	—	(5,687)

Net increase in cash and cash equivalents	50,489	228,705

Cash and cash equivalents
Beginning of period	563,275	341,683
End of period	$613,764	$570,388

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets (Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2012	2011

Current assets
Cash and cash equivalents	$613,764	$563,275
Short-term investments	150,921	246,273
Accounts receivable
Due from customers and agents, less allowances of $25,195 and $25,738, respectively	380,629	393,978
Other, less allowances of $6,186 and $5,333, respectively	161,527	148,599
Inventory	189,242	130,044
Net deferred income tax asset	44,598	40,898
Prepaid expenses	86,794	80,628
Income taxes receivable	9,376	85,636
Other current assets	19,224	16,349
	1,656,075	1,705,680

Assets held for sale	—	49,647

Investments
Licenses	1,507,447	1,494,014
Goodwill	816,668	797,077
Other intangible assets, net of accumulated amortization of $136,851 and $131,101, respectively	65,285	50,734
Investments in unconsolidated entities	213,049	173,710
Long-term investments	55,468	45,138
Other investments	1,017	3,072
	2,658,934	2,563,745
Property, plant and equipment
In service and under construction	10,482,936	10,197,596
Less: Accumulated depreciation	6,629,649	6,413,061
	3,853,287	3,784,535

Other assets and deferred charges	115,435	97,398

Total assets	$8,283,731	$8,201,005

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity (Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2012	2011

Current liabilities
Current portion of long-term debt	$1,283	$1,509
Accounts payable	310,610	364,746
Customer deposits and deferred revenues	231,743	207,633
Accrued interest	5,522	7,456
Accrued taxes	53,698	41,069
Accrued compensation	83,080	107,719
Other current liabilities	105,640	144,001
	791,576	874,133

Liabilities held for sale	—	1,051

Deferred liabilities and credits
Net deferred income tax liability	847,725	808,713
Other deferred liabilities and credits	391,898	383,567

Long-term debt	1,529,836	1,529,857

Commitments and contingencies	—	—

Noncontrolling interests with redemption features	1,050	1,005

Equity
TDS shareholders’ equity
Series A Common and Common Shares (1)
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares) (1)
Issued 132,647 shares (7,135 Series A Common and 125,512 Common Shares) and 132,621 shares (7,119 Series A Common and 125,502 Common Shares), respectively (1)
Outstanding 108,631 shares (7,135 Series A Common and 101,496 Common Shares) and 108,456 shares (7,119 Series A Common and 101,337 Common Shares), respectively (1)
Par Value ($.01 per share) ($71 Series A Common and $1,255 Common Shares) (1)	1,326	1,326
Capital in excess of par value (1)	2,280,802	2,268,711
Treasury shares at cost:
24,017 and 24,165 Common Shares, respectively (1)	(742,906)	(750,921)
Accumulated other comprehensive loss	(8,494)	(8,854)
Retained earnings (1)	2,514,327	2,451,899
Total TDS shareholders’ equity	4,045,055	3,962,161

Preferred shares	830	830
Noncontrolling interests	675,761	639,688

Total equity	4,721,646	4,602,679

Total liabilities and equity	$8,283,731	$8,201,005

(1)         The December 31, 2011 amounts reflect the impact of the Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS, as approved by the TDS shareholders on January 13, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares (1)	Capital in Excess of Par Value (1)	Treasury Common Shares(1)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (1)	Total TDS Shareholders’ Equity (1)	Preferred Shares	Non controlling Interests	Total Equity (1)
December 31, 2011	$1,326	$2,268,711	$(750,921)	$(8,854)	$2,451,899	$3,962,161	$830	$639,688	$4,602,679
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	94,591	94,591	—	—	94,591
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	28,869	28,869
Change in net unrealized gain (loss) on equity investments	—	—	—	49	—	49	—	—	49
Change related to retirement plan	—	—	—	311	—	311	—	—	311
Common and Series A Common Shares dividends	—	—	—	—	(26,585)	(26,585)	—	—	(26,585)
Preferred dividend requirement	—	—	—	—	(25)	(25)	—	—	(25)
Dividend reinvestment plan	—	581	6,764	—	(4,196)	3,149	—	—	3,149
Incentive and compensation plans	—	444	1,251	—	(1,357)	338	—	—	338
Adjust investment in subsidiaries for repurchases, issuances, and other compensation plans	—	1,438	—	—	—	1,438	—	7,763	9,201
Stock-based compensation awards (2)	—	9,711	—	—	—	9,711	—	—	9,711
Tax windfall (shortfall) from stock awards (3)	—	(83)	—	—	—	(83)	—	—	(83)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(643)	(643)
Other	—	—	—	—	—	—	—	84	84
June 30, 2012	$1,326	$2,280,802	$(742,906)	$(8,494)	$2,514,327	$4,045,055	$830	$675,761	$4,721,646

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Treasury Special Common and Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders’ Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2010	$1,270	$2,107,929	$(738,695)	$(3,208)	$2,450,599	$3,817,895	$830	$647,013	$4,465,738
Add (Deduct)
Net income attributable to TDS shareholders	—	—	—	—	135,458	135,458	—	—	135,458
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	28,571	28,571
Change in net unrealized gain (loss) on equity investments	—	—	—	138	—	138	—	—	138
Change related to retirement plan	—	—	—	98	—	98	—	—	98
Common, Special Common and Series A Common Shares dividends	—	—	—	—	(24,318)	(24,318)	—	—	(24,318)
Preferred dividend requirement	—	—	—	—	(25)	(25)	—	—	(25)
Repurchase of shares	—	—	(21,500)	—	—	(21,500)	—	—	(21,500)
Dividend reinvestment plan	—	66	2,534	—	(649)	1,951	—	—	1,951
Incentive and compensation plans	—	577	1,377	—	(456)	1,498	—	—	1,498
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(8,133)	—	—	—	(8,133)	—	(43,281)	(51,414)
Stock-based compensation awards (2)	—	8,115	—	—	—	8,115	—	—	8,115
Tax windfall (shortfall) from stock awards (3)	—	(274)	—	—	—	(274)	—	—	(274)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,377)	(1,377)
June 30, 2011	$1,270	$2,108,280	$(756,284)	$(2,972)	$2,560,609	$3,910,903	$830	$630,926	$4,542,659

(1)          The December 31, 2011 amounts reflect the impact of the Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS, as approved by the TDS shareholders on January 13, 2012.

(2)          Reflects TDS Corporate and TDS Telecom’s current year stock-based compensation awards impact on Capital in excess of par value. U.S. Cellular’s amounts are included in Adjust investment in subsidiaries for repurchases, issuances and other compensation plans.

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

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 84%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’ wholly-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”), TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc. and TDS’ majority-owned wireless telephone subsidiary Airadigm Communications, Inc. (“Airadigm”).  In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2012 presentation.

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

Historically, TDS had reported the following business segments: U.S. Cellular, Incumbent Local Exchange Carrier (“ILEC”) (which included Hosted and Managed Services (“HMS”) operations), Competitive Local Exchange Carrier (“CLEC”), and Non-Reportable Segment which includes Suttle-Straus and Airadigm.  TDS’ Corporate operations and intercompany eliminations have been included in “Other Reconciling Items” for purposes of business segment disclosure.  As a result of recent acquisitions and changes in TDS’ strategy, operations, personnel and internal reporting, TDS reevaluated and changed its reportable business segments in the quarter ended March 31, 2012.  As a result, TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, are U.S. Cellular, ILEC, CLEC, HMS and the Non-Reportable Segment.  Periods presented for comparative purposes have been re-presented to conform to this revised presentation.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of June 30, 2012 and December 31, 2011, and the results of operations and changes in comprehensive income for the three and six months ended June 30, 2012 and 2011 and cash flows and changes in equity for the six months ended June 30, 2012 and 2011.  The results of operations and comprehensive income for the three and six months ended June 30, 2012 and 2011, and cash flows and changes in equity for the six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 is intended to reduce the cost and complexity of the annual indefinite-lived intangible assets impairment testing by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. As such, there is the possibility that quantitative assessments would not need to be performed if it is more likely than not that no impairment exists. TDS is required to adopt the provisions of ASU 2012-02, which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a significant impact on TDS’ financial position or results of operations.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At June 30, 2012 and December 31, 2011, U.S. Cellular had accrued $50.2 million and $75.3 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $38.9 million and $78.4 million for the three and six months ended June 30, 2012, respectively, and $35.1 million and $70.7 million for the three and six months ended June 30, 2011, respectively.

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

In preparing its financial statements for the nine months ended September 30, 2011, TDS discovered certain errors related to accounting for asset retirement obligations and asset retirement costs. These errors resulted in the overstatement of Total operating expenses, Property, plant and equipment, net and Other deferred liabilities and credits in the first and second quarter 2011 interim financial statements and in the 2010, 2009 and 2008 annual periods reported in the Company’s December 31, 2010 financial statements.  In addition to these errors, TDS identified two other immaterial errors, related to interest expense and income tax expense that impacted the year ended December 31, 2010. The December 31, 2007 Retained earnings balance presented in the December 31, 2010 annual financial statements also was overstated as a result of these errors.  In accordance with SAB 99 and SAB 108, TDS evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendments of previously filed reports were not required. However, if the adjustments to correct the cumulative errors had been recorded in the third quarter 2011, TDS believes that the impact would have been significant to the third quarter results and would have impacted comparisons to prior periods. As permitted by SAB 108, revisions for these immaterial amounts to previously reported annual and quarterly results were reflected in the financial information as of and for the periods ended September 30, 2011 and December 31, 2011, and are reflected in the financial information herein.

In accordance with SAB 108, the combined effects of the foregoing revisions to the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows were as follows:

Consolidated Statement of Operations — Three Months Ended June 30, 2011

	As previously
(Dollars in thousands except per share amounts)	reported (1)	Adjustment (2)	Revised

Depreciation, amortization and accretion	$194,751	$(1,706)	$193,045
Total operating expenses	1,153,991	(1,706)	1,152,285
Operating income	125,649	1,706	127,355
Income before income taxes	119,594	1,706	121,300
Income tax expense	10,916	644	11,560
Net income	108,678	1,062	109,740
Net income attributable to noncontrolling interests, net of tax	(17,615)	(171)	(17,786)
Net income attributable to TDS shareholders	91,063	891	91,954
Net income available to common shareholders	91,051	891	91,942
Basic earnings per share attributable to TDS shareholders	0.88	(0.03)	0.85
Diluted earnings per share attributable to TDS shareholders	0.87	(0.03)	0.84

Consolidated Statement of Operations — Six Months Ended June 30, 2011

	As previously
(Dollars in thousands except per share amounts)	reported (1)	Adjustment (2)	Revised

Depreciation, amortization and accretion	$387,269	$(3,411)	$383,858
Total operating expenses	2,325,504	(3,411)	2,322,093
Operating income	212,817	3,411	216,228
Interest expense	(73,516)	1,590	(71,926)
Total investment and other income (expense)	(12,062)	1,590	(10,472)
Income before income taxes	200,755	5,001	205,756
Income tax expense	39,833	1,886	41,719
Net income	160,922	3,115	164,037
Net income attributable to noncontrolling interests, net of tax	(28,237)	(342)	(28,579)
Net income attributable to TDS shareholders	132,685	2,773	135,458
Net income available to common shareholders	132,660	2,773	135,433
Basic earnings per share attributable to TDS shareholders	1.28	(0.03)	1.25
Diluted earnings per share attributable to TDS shareholders	1.27	(0.04)	1.23

Consolidated Statement of Cash Flows — Six Months Ended June 30, 2011

	As previously
(Dollars in thousands)	reported (1)	Adjustment	Revised

Net income	$160,922	$3,115	$164,037
Depreciation, amortization and accretion	387,269	(3,411)	383,858
Change in Accounts payable	(448)	25,126	24,678
Change in Accrued taxes	(2,345)	1,886	(459)
Change in Accrued interest	2,945	(1,590)	1,355
Change in Other assets and liabilities	(89,713)	(578)	(90,291)
Cash flows from operating activities	537,663	24,548	562,211
Cash used for additions to property, plant and equipment	(338,711)	(12,145)	(350,856)
Cash flows from investing activities	(219,664)	(12,145)	(231,809)
Net increase (decrease) in cash and cash equivalents	216,302	12,403	228,705

(1)     In Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 8, 2011.

(2)     Earnings per share amounts also include adjustments due to the impact of increased shares outstanding as a result of the Share Consolidation Amendment approved by shareholders on January 13, 2012.

3.   Fair Value Measurements

As of June 30, 2012 and December 31, 2011, TDS did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

Under the provisions of GAAP, fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price).  The provisions also establish a fair value hierarchy that contains three levels for inputs used in fair value measurements.  Level 1 inputs include quoted market prices for identical assets or liabilities in active markets.  Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets.  Level 3 inputs are unobservable.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile and, therefore, Level 3 assets are not necessarily higher risk than Level 2 assets or Level 1 assets.

	Level within	June 30,		December 31,
	the Fair Value	2012		2011
	Hierarchy	Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$613,764	$613,764	$563,275	$563,275
Short-term investments (1)(2)
Certificates of deposit	1	—	—	27,444	27,444
Government-backed securities (3)	1	150,921	150,921	218,829	218,829
Long-term investments (1)(4)
Government-backed securities (3)	1	55,468	55,468	45,138	45,310
Long-term debt (5)
Publicly traded	1	983,250	1,048,431	983,250	1,043,549
Non-public	2	542,301	549,233	542,398	543,309

(1)     Designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.

(2)     Maturities are less than twelve months from the respective balance sheet dates.

(3)     Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)     At June 30, 2012, maturities range between 12 and 21 months.

(5)     Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of Long-term debt, excluding capital lease obligations and the current portion of such Long-term debt, was estimated using market prices or through a discounted cash flow analysis.  For its Publicly traded debt, which included the 7.0% Senior Notes, 6.875% Senior Notes and 6.625% Senior Notes, and U.S. Cellular’s 6.95% Senior Notes, TDS estimated the fair value using market prices.  TDS estimated the fair value of its Non-public debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.0% to 6.75%.

As of June 30, 2012 and December 31, 2011, TDS did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

4.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three and six months ended June 30, 2012 was 39.0% and 33.8%, respectively, and for the three and six months ended June 30, 2011 was 9.5% and 20.3%, respectively.

The effective tax rate for the three and six months ended June 30, 2011 was lower than the rate for the three and six months ended June 30, 2012 primarily as a result of state law changes and the expiration of the statutes of limitation for certain tax years in 2011.  The benefits from these changes, along with other discrete items, decreased income tax expense for the three and six months ended June 30, 2011 by $29.1 million and $30.8 million, respectively; absent these benefits, the effective tax rate for each period would have been higher by 28.2 and 17.4 percentage points, respectively.

TDS incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  TDS carried back this federal net operating loss to prior tax years, and received a $59.9 million refund in 2012 for carrybacks to 2009 and 2010 tax years.  TDS’ future federal income tax liabilities associated with the benefits realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  The bonus depreciation rate for federal income tax purposes is 50% for 2012 and will expire at the end of the year.  TDS expects federal income tax payments to substantially increase beginning in 2012 and remain at a higher level for several years as the amount of TDS’ federal tax depreciation deduction substantially decreases.

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

The amounts used in computing earnings per share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(Dollars and shares in thousands, except per share amounts)
Basic earnings per share attributable to TDS shareholders:
Net income available to common shareholders of TDS used in basic earnings per share	$42,325	$91,942	$94,566	$135,433

Adjustments to compute diluted earnings:
Noncontrolling interest (1)	(185)	(347)	(499)	(581)
Preferred dividend (2)	12	12	25	25
Net income attributable to common shareholders of TDS used in diluted earnings per share	$42,152	$91,607	$94,092	$134,877

Weighted average number of shares used in basic
earnings per share:
Common Shares	101,467	101,338	101,567	101,597
Series A Common Shares	7,265	7,085	7,126	7,081
Total	108,732	108,423	108,693	108,678

Effects of dilutive securities:
Stock options	2	448	4	457
Restricted stock units	223	207	202	195
Preferred shares	65	55	65	55
Weighted average number of shares used in diluted earnings per share	109,022	109,133	108,964	109,385

Basic earnings per share attributable to TDS shareholders	$0.39	$0.85	$0.87	$1.25

Diluted earnings per share attributable to TDS shareholders	$0.39	$0.84	$0.86	$1.23

(1)     The noncontrolling income adjustment reflects the additional noncontrolling share of U.S. Cellular’s income computed as if all of U.S. Cellular’s dilutive securities were outstanding.

(2)     The preferred dividend adjustment reflects the dividend reduction related to preferred securities that were dilutive, and therefore treated as if converted for common shares.

Certain Common Shares issuable upon the exercise of stock options, vesting of restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share because their effects were antidilutive. The number of such Common Shares excluded is shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(Shares in thousands)

Stock options	7,993	3,395	7,568	3,175

Restricted stock units	169	127	85	64

Preferred shares	—	—	—	—

6.   Acquisitions, Divestitures and Exchanges

TDS assesses business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investments.  As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications companies, HMS businesses or other possible businesses.  In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

On June 11, 2012, TDS paid $45.0 million in cash, plus $1.1 million preliminary working capital adjustments, to purchase 100% of the outstanding shares of Vital Support Systems, LLC (“Vital”). Vital is an Information Technology Solutions Provider whose service offerings complement the TDS HMS portfolio of products. Vital is included in the TDS Telecom HMS segment for reporting purposes.

In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash, net of working capital adjustments.  In connection with the sale, a $4.2 million gain was recorded in Loss on asset disposals, net in the Consolidated Statement of Operations for the six months ended June 30, 2012.  At December 31, 2011, assets and liabilities of $49.6 million and $1.1 million, respectively, related to this wireless market were classified in the Consolidated Balance Sheet as “held for sale.”

On June 19, 2012, U.S. Cellular entered into an agreement to acquire seven 700 MHz licenses covering portions of Illinois, Michigan, Minnesota, Missouri, Nebraska, Oregon, Washington and Wisconsin for $57.7 million. The acquisition requires approval from the Federal Communications Commission (“FCC”) and, if approved, is expected to close in the fourth quarter of 2012.

On April 17, 2012, U.S. Cellular entered into an agreement to acquire four 700 MHz licenses covering portions of Nebraska, Iowa, Missouri, Kansas and Oklahoma for $34.0 million.  The acquisition requires approval from the FCC and, if approved, is expected to close in the third quarter of 2012.

.

Acquisitions, divestitures and exchanges did not have a material impact in TDS’ consolidated financial statements for the periods presented, and pro forma results, assuming acquisitions, divestitures and exchanges had occurred at the beginning of each period presented, would not be materially different from the results reported.

TDS’ acquisitions during the six months ended June 30, 2012 and 2011 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price

				Intangible
				assets	Net tangible
	Purchase			subject to	assets/
	price (1)	Goodwill (2)	Licenses	amortization (3)	(liabilities)
(Dollars in thousands)
2012
U.S. Cellular licenses	$12,647	$—	$12,647	$—	$—
TDS Telecom HMS business	46,126	20,364	—	20,300	5,462
Total	$58,773	$20,364	$12,647	$20,300	$5,462

2011
U.S. Cellular licenses	$2,800	$—	$2,800	$—	$—
U.S. Cellular business	24,572	—	15,592	2,252	6,728
Total	$27,372	$—	$18,392	$2,252	$6,728

(1)       Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

(2)       The entire amount of Goodwill was amortizable for income tax purposes.

(3)       The weighted average amortization period for Intangible assets subject to amortization acquired was 8.1 years in 2012.

7.   Intangible Assets

Changes in TDS’ Licenses and Goodwill for the six months ended June 30, 2012 and 2011 are presented below.

Licenses
	U.S.		Non-Reportable
	Cellular (1)	TDS Telecom	Segment (2)	Total
(Dollars in thousands)

Balance December 31, 2011	$1,475,994	$2,800	$15,220	$1,494,014
Acquisitions	12,647	—	—	12,647
Other	786	—	—	786
Balance June 30, 2012	$1,489,427	$2,800	$15,220	$1,507,447

Balance December 31, 2010	$1,457,326	$2,800	$—	$1,460,126
Acquisitions	2,800	—	—	2,800
Balance June 30, 2011	$1,460,126	$2,800	$—	$1,462,926

Goodwill
	U.S.	TDS	Non-Reportable
	Cellular (1)	Telecom (3)	Segment (2)	Total
(Dollars in thousands)

Assigned value at time of acquisition	$622,681	$533,419	$4,317	$1,160,417
Accumulated impairment losses in prior periods	(333,900)	(29,440)	—	(363,340)
Balance December 31, 2011	288,781	503,979	4,317	797,077
Acquisitions	—	20,364	—	20,364
Impairment	—	—	(515)	(515)
Other	—	(258)	—	(258)
Balance June 30, 2012	$288,781	$524,085	$3,802	$816,668

Assigned value at time of acquisition	$622,681	$465,312	$3,802	$1,091,795
Accumulated impairment losses in prior periods	(333,900)	(29,440)	—	(363,340)
Balance December 31, 2010	288,781	435,872	3,802	728,455
Acquisitions	—	—	—	—
Balance June 30, 2011	$288,781	$435,872	$3,802	$728,455

(1)      Prior to January 1, 2009, TDS accounted for U.S. Cellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS’ Licenses and Goodwill, as required by GAAP in effect at that time.  Consequently, U.S. Cellular’s Licenses and Goodwill on a stand-alone basis do not match the TDS consolidated Licenses and Goodwill related to U.S. Cellular.

(2)      “Non-Reportable Segment” consists of amounts related to Suttle-Straus and, as of September 23, 2011, Airadigm. During the second quarter of 2012, a sustained decrease in TDS’ stock price resulted in a triggering event, as defined by GAAP, requiring an interim impairment test of Licenses and Goodwill as of June 30, 2012. Based on this test, TDS concluded that the entire amount of Goodwill related to Airadigm was impaired resulting in an impairment loss of $0.5 million and no impairment of Licenses.

(3)      The entire Goodwill balance of $29.4 million at the TDS Telecom CLEC business segment was impaired in 2004. The remaining Goodwill balance at TDS Telecom is attributed to the ILEC and HMS business segments.

8.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $25.4 million and $22.6 million in the three months ended June 30, 2012 and 2011, respectively, and $48.8 million and $42.0 million in the six months ended June 30, 2012 and 2011, respectively; of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $19.2 million and $14.1 million in the three months ended June 30, 2012 and 2011, respectively, and $36.3 million and $27.1 million in the six months ended June 30, 2012 and 2011, respectively.  TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(Dollars in thousands)
Revenues	$1,426,077	$1,360,803	$2,863,085	$2,689,860
Operating expenses	1,019,669	1,039,231	2,096,420	2,075,476
Operating income	406,408	321,572	766,665	614,384
Other income (expense), net	989	997	1,639	(838)
Net income	$407,397	$322,569	$768,304	$613,546

9.  Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the implementation of B/OSS is expected to take until 2013 to complete and payments to Amdocs are estimated to be approximately $148.5 million (subject to certain potential adjustments). The $148.5 million will be paid in installments through the second half of 2013.  As of June 30, 2012, $67.4 million had been paid to Amdocs.

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

TDS has accrued $2.1 million and $1.9 million with respect to legal proceedings and unasserted claims as of June 30, 2012 and December 31, 2011, respectively. TDS has not accrued any amount for legal proceedings if it cannot estimate the amount of the possible loss or range of loss. TDS does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Subpoena

On November 1, 2011, TDS received a subpoena from the FCC's Office of Inspector General requesting information regarding receipt of Federal Universal Service Fund support relating to TDS and its affiliates, which includes U.S. Cellular.  TDS has provided the information requested and has not received any further communications from the FCC regarding this matter after providing such information.  TDS intends to fully cooperate with any further requests for information.  TDS cannot predict any action that may be taken as a result of the request.

10.  Variable Interest Entities (VIEs)

Consolidated VIEs

As of June 30, 2012, TDS holds a variable interest in and consolidates the following VIEs under GAAP:

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

TDS’ capital contributions and advances made to these VIEs totaled $5.0 million and $6.8 million in the six months ended June 30, 2012 and 2011, respectively.

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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30,	December 31,
	2012	2011

(Dollars in thousands)
Assets
Cash and cash equivalents	$9,395	$13,299
Other current assets	3,807	3,719
Intangible assets	504,071	501,829
Property, plant and equipment, net	29,762	27,642
Other assets and deferred charges	4,296	3,612
Total assets	$551,331	$550,101

Liabilities
Current liabilities	$6,884	$5,944
Deferred liabilities and credits	5,481	5,481
Total liabilities	$12,365	$11,425

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

Aquinas Wireless, King Street Wireless, Barat Wireless and Carroll Wireless were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. Airadigm is a Wisconsin-based wireless service provider.  As such, these entities have risks similar to the business risks described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2011.

U.S. Cellular began offering fourth generation Long-term Evolution (“4G LTE”) service in certain cities within its service areas during the first quarter of 2012 and has plans to expand the deployment of 4G LTE to cover over 50 percent of customers by the end of 2012.  U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless. Aquinas Wireless, Barat Wireless and Carroll Wireless are still in the process of developing long-term business plans.

On May 21, 2012, U.S. Cellular entered into an agreement to acquire 100% of the ownership interest in Barat Wireless, Inc., the general partner of Barat Wireless L.P., for an immaterial amount.  The acquisition requires approval from the FCC and, if approved, is expected to close in the third quarter of 2012. Following the closing, Barat Wireless L.P. and Barat Wireless, Inc. will cease to be VIEs but will continue to be consolidated.

11.  Common Stockholder’s Equity

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

TDS and U.S. Cellular Share Repurchases

On November 19, 2009, the Board of Directors of TDS authorized a $250 million stock repurchase program for purchase of both TDS Common and Special Common Shares from time to time pursuant to open market purchases, block transactions, private purchases or otherwise, depending on market conditions.  This authorization will expire on November 19, 2012.

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

12.  Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012	2011
(Dollars in thousands)
Net income attributable to TDS shareholders	$94,591	$135,458
Transfer (to) from the noncontrolling interests
Change in TDS’ Capital in excess of par value from
U.S. Cellular’s issuance of U.S. Cellular shares	(8,318)	(8,405)
Change in TDS’ Capital in excess of par value from
U.S. Cellular’s repurchase of U.S. Cellular shares	—	(7,734)
Net transfers (to) from noncontrolling interests	(8,318)	(16,139)
Change from net income attributable to TDS and
transfers (to) from noncontrolling interests	$86,273	$119,319

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

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2012, net of estimated liquidation costs, is $150.2 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at June 30, 2012 was $59.8 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

13.  Business Segment Information

Financial data for TDS’ business segments for the three and six month periods ended, or as of June 30, 2012 and 2011, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table, its competitive local exchange carrier is designated as “CLEC” and its Hosted and Managed Services operations are designated as “HMS.” During the quarter ended March 31, 2012, TDS reevaluated and changed its reportable business segments. Periods presented for comparative purposes have been re-presented to conform to the revised presentation. See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of	U.S.				TDS Telecom	TDS Telecom	Non-Reportable	Other Reconciling
June 30, 2012	Cellular	ILEC	CLEC	HMS	Eliminations	Total	Segment (1)	Items (2)	Total
(Dollars in thousands)
Operating revenues	$1,104,400	$144,052	$44,200	$22,876	$(2,609)	$208,519	$15,245	$(4,995)	$1,323,169
Cost of services and products (excluding
Depreciation, amortization and accretion expense reported below)	434,927	47,180	22,702	15,090	(2,196)	82,776	10,533	(566)	527,670
Selling, general and administrative expense	435,053	43,216	16,769	6,635	(413)	66,207	4,222	(3,078)	502,404
Adjusted OIBDA (3)	234,420	53,656	4,729	1,151	—	59,536	490	(1,351)	293,095
Depreciation, amortization and accretion expense	147,555	37,834	5,466	4,645	—	47,945	1,569	1,440	198,509
Loss on impairment of intangible assets	—	—	—	—	—	—	515	—	515
Loss on asset disposals, net	2,702	136	72	98	—	306	(10)	(3)	2,995
Operating income (loss)	84,163	15,686	(809)	(3,592)	—	11,285	(1,584)	(2,788)	91,076

Total assets	6,425,252	1,269,975	112,766	362,994	—	1,745,735	66,067	46,677	8,283,731
Capital expenditures	$183,191	$32,492	$4,899	$5,550	$—	$42,941	$219	$(2,366)	$223,985

		TDS Telecom
Three Months Ended or as of	U.S.				TDS Telecom	TDS Telecom	Non-Reportable	Other Reconciling
June 30, 2011	Cellular	ILEC	CLEC	HMS	Eliminations	Total	Segment (1)	Items (2)	Total
(Dollars in thousands)
Operating revenues	$1,076,182	$149,381	$45,596	$6,625	$(2,706)	$198,896	$9,530	$(4,968)	$1,279,640
Cost of services and products (excluding
Depreciation, amortization and accretion expense reported below)	398,634	47,646	23,029	2,193	(2,279)	70,589	7,290	(395)	476,118
Selling, general and administrative expense	423,953	40,076	16,087	2,521	(427)	58,257	1,675	(4,001)	479,884
Adjusted OIBDA (3)	253,595	61,659	6,480	1,911	—	70,050	565	(572)	323,638
Depreciation, amortization and accretion expense	146,577	36,116	5,439	2,288	—	43,843	475	2,150	193,045
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—	—
Loss on asset disposals, net	2,922	245	47	25	—	317	(1)	—	3,238
Operating income (loss)	104,096	25,298	994	(402)	—	25,890	91	(2,722)	127,355

Total assets (4)	6,039,443	1,367,967	112,942	88,341	—	1,569,250	23,487	234,311	7,866,491
Capital expenditures	$162,107	$34,473	$6,218	$4,597	$—	$45,288	$603	$3,250	$211,248

		TDS Telecom
Six Months Ended or as of	U.S.				TDS Telecom	TDS Telecom	Non-Reportable	Other Reconciling
June 30, 2012	Cellular	ILEC	CLEC	HMS	Eliminations	Total	Segment (1)	Items (2)	Total
(Dollars in thousands)
Operating revenues	$2,196,521	$289,117	$88,244	$40,434	$(5,201)	$412,594	$30,014	$(10,169)	$2,628,960
Cost of services and products (excluding
Depreciation, amortization and accretion expense reported below)	855,127	96,348	45,266	24,864	(4,357)	162,121	20,738	(1,105)	1,036,881
Selling, general and administrative expense	877,297	84,730	33,029	13,367	(844)	130,282	8,408	(5,984)	1,010,003
Adjusted OIBDA (3)	464,097	108,039	9,949	2,203	—	120,191	868	(3,080)	582,076
Depreciation, amortization and accretion expense	294,240	75,612	10,955	8,821	—	95,388	3,099	3,216	395,943
Loss on impairment of intangible assets	—	—	—	—	—	—	515	—	515
Loss on asset disposals, net	492	202	125	99	—	426	(10)	(8)	900
Operating income (loss)	169,365	32,225	(1,131)	(6,717)	—	24,377	(2,736)	(6,288)	184,718

Total assets	6,425,252	1,269,975	112,766	362,994	—	1,745,735	66,067	46,677	8,283,731
Capital expenditures	$384,528	$60,018	$9,958	$8,641	$—	$78,617	$435	$(11,131)	$452,449

		TDS Telecom
Six Months Ended or as of	U.S.				TDS Telecom	TDS Telecom	Non-Reportable	Other Reconciling
June 30, 2011	Cellular	ILEC	CLEC	HMS	Eliminations	Total	Segment (1)	Items (2)	Total
(Dollars in thousands)
Operating revenues	$2,133,274	$298,955	$90,924	$12,867	$(4,934)	$397,812	$18,145	$(10,910)	$2,538,321
Cost of services and products (excluding
Depreciation, amortization and accretion expense reported below)	812,892	93,048	45,501	4,475	(4,070)	138,954	14,111	(798)	965,159
Selling, general and administrative expense	863,662	75,558	31,735	5,232	(864)	111,661	3,307	(9,935)	968,695
Adjusted OIBDA (3)	456,720	130,349	13,688	3,160	—	147,197	727	(177)	604,467
Depreciation, amortization and accretion expense	289,917	73,316	10,929	4,435	—	88,680	949	4,312	383,858
Loss on impairment of intangible assets	—	—	—	—	—	—	—	—	—
Loss on asset disposals, net	3,959	286	78	57	—	421	(1)	2	4,381
Operating income (loss)	162,844	56,747	2,681	(1,332)	—	58,096	(221)	(4,491)	216,228

Total assets (4)	6,039,443	1,367,967	112,942	88,341	—	1,569,250	23,487	234,311	7,866,491
Capital expenditures	$258,040	$54,990	$10,452	$6,134	$—	$71,576	$2,493	$6,602	$338,711

(1)     Represents Suttle-Straus and, as of September 23, 2011, Airadigm.

(2)     Consists of corporate operations and intercompany eliminations between U.S. Cellular, TDS Telecom and corporate operations.

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

(4)     In preparing its financial statements for the nine months ended September 30, 2011, TDS discovered certain errors related to accounting for asset retirement obligations and asset retirement costs. These errors resulted in the overstatement of Total operating expenses, Property, plant and equipment, net and Other deferred liabilities and credits in the second quarter 2011 interim financial statements. The amounts herein have been revised to reflect the proper amounts.  See Note 2 ― Revision of Prior Period Amounts for additional information.

14.  Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

TDS
	Six Months Ended
	June 30,
	2012	2011
(Dollars and shares in thousands)
Common Shares withheld (1)	—	—
Special Common Shares withheld (1)	1	5

Aggregate value of Common Shares withheld	$5	$—
Aggregate value of Special Common Shares withheld	33	167

Cash receipts upon exercise of stock options	$—	$1,115
Cash disbursements for payment of taxes (2)	(39)	(60)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(39)	$1,055

U.S. Cellular
	Six Months Ended
	June 30,
	2012	2011
(Dollars and shares in thousands)
Common Shares withheld (1)	78	120

Aggregate value of Common Shares withheld	$3,076	$5,940

Cash receipts upon exercise of stock options	$627	$4,764
Cash disbursements for payment of taxes (2)	(3,092)	(3,500)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(2,465)	$1,264

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

Under the American Recovery and Reinvestment Act of 2009, (“the Recovery Act”), TDS Telecom was awarded $105.1 million in federal grants and will provide $30.9 million of its own funds to complete 44 projects to provide broadband access in unserved areas. TDS Telecom received $6.5 million in grants during the six months ended June 30, 2012.  These funds reduced the carrying amount of the assets to which they relate. TDS Telecom had recorded $7.8 million and $3.7 million in grants receivable at June 30, 2012 and 2011, respectively.  These amounts were included as a component of Accounts receivable, Other, in the Consolidated Balance Sheet.

TDS declared and paid dividends of $26.6 million or $0.2450 per share during the six months ended June 30, 2012.  TDS declared and paid dividends of $24.3 million or $0.2350 per share during the six months ended June 30, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 5.8 million wireless customers and 1.0 million wireline customer connections at June 30, 2012. TDS conducts substantially all of its wireless operations through its 84%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”), and provides Hosted and Managed Services (“HMS”), under its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its majority‑owned subsidiary, Suttle-Straus, Inc. and provides wireless services through its majority-owned subsidiary, Airadigm Communications, Inc. (“Airadigm”), a Wisconsin-based service provider.  Airadigm operates independently from U.S. Cellular and at this time, there are no plans to combine the operations of these subsidiaries.  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations in the three or six months ended June 30, 2012.

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

Historically, TDS has reported the following business segments: U.S. Cellular, ILEC (which included HMS operations), CLEC, and Non-Reportable Segment which includes Suttle-Straus and, as of September 23, 2011, Airadigm. TDS’ Corporate operations and intercompany eliminations have been included in “Other Reconciling Items” for purposes of business segment disclosure.  As a result of recent acquisitions and changes in TDS’ strategy, operations, personnel and internal reporting, TDS reevaluated its reportable business segments in the quarter ended March 31, 2012. TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 are U.S. Cellular, CLEC, ILEC, HMS, and the Non-Reportable Segment.  Periods presented for comparative purposes have been re-presented to conform to this revised presentation.

The following provides historical and forward-looking information and analysis about TDS’ existing business segments and provides estimates for certain metrics with respect to 2012 for U.S. Cellular and TDS Telecom.  In addition, TDS’ consolidated operations include corporate operations, corporate investments and the Non-Reportable Segment and may in the future include other possible activities or businesses that are not included within the operating results or estimates of U.S. Cellular or TDS Telecom.  Accordingly, the combined operating results and estimates for U.S. Cellular and TDS Telecom do not currently represent and in the future will not represent the only components of the consolidated operating results or estimates of TDS, which will continue to reflect such other operations, investments, segments, activities or businesses.

U.S. Cellular

U.S. Cellular provides wireless telecommunications services to approximately 5.8 million customers in five geographic market areas in 26 states. As of June 30, 2012, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.3%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

Financial and operating highlights in the six months ended June 30, 2012 included the following:

•        Total customers were 5,799,000 at June 30, 2012, including 5,542,000 retail customers.

•        In May 2012, U.S. Cellular began offering U Prepaid, a no contract wireless service, in select Walmart stores within its service areas.

•        In late March 2012, U.S. Cellular, in conjunction with King Street Wireless L.P., began offering fourth generation Long-term Evolution (“4G LTE”) service; as of June 30, 2012, the 4G LTE network covered approximately 30 percent of U.S. Cellular’s customers.  4G LTE enhances the wireless experience by significantly increasing both the speed and data capacity available compared to 3G networks. See Note 10 — Variable Interest Entities (VIEs) in the Notes to the Consolidated Financial Statements for additional information about King Street Wireless.

•        Retail customer net losses were 62,000 in 2012 compared to net losses of 89,000 in 2011.  In the postpaid category, there was a net loss of 86,000 in 2012 compared to a net loss of 63,000 in 2011. Prepaid net additions were 24,000 in 2012 compared to net losses of 26,000 in 2011.

•        Postpaid customers comprised approximately 94% of U.S. Cellular’s retail customers as of June 30, 2012. The postpaid churn rate was 1.6% in 2012 compared to 1.4% in 2011.

•        Postpaid customers on smartphone service plans increased to 37% as of June 30, 2012 compared to 23% as of June 30, 2011. In addition, smartphones represented 53% of all devices sold in 2012 compared to 41% in 2011.

•        Service revenues of $2,053.6 million increased $66.4 million year-over-year, primarily due to continued growth in both data revenues from U.S. Cellular customers and inbound data roaming revenues.

•        Additions to Property, plant and equipment totaled $384.5 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, deploy 4G LTE equipment, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 2% year-over-year to 7,932.

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

U.S. Cellular anticipates that its future results will be affected by the following factors:

•        The impact of the Belief Project on long-term profitability.  Under the Belief Project, U.S. Cellular offers several innovative services, including no contract after the first contract; simplified national rate plans; a loyalty rewards program; overage protection, caps and forgiveness; and discounts for paperless billing and automatic payment. U.S. Cellular believes that offering these services will increase postpaid gross additions over the next several years and contribute to incremental growth in average revenue per customer and improvement in the postpaid churn rate. As of June 30, 2012, 3.6 million customers subscribe to Belief Plans;

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

•        Expanded distribution of products and services, such as U Prepaid, in national retailers outside of company-controlled retail distribution points;

•        Potential increases in prepaid customers, who generally generate lower average revenue per user (“ARPU”), as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

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

•        Continued growth in revenues and costs related to data products and services and declines in revenues from voice services;

•        Rapid growth in the demand for new data devices and services which may result in increased cost of equipment sold and other operating expenses and the need for additional investment in network capacity;

•        Costs of developing and enhancing office and customer support systems, including costs and risks and potential benefits associated with the completion of the multi-year initiatives described above;

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

•        The FCC’s adoption of mandatory 4G roaming rules which may be of assistance in the negotiation of data roaming agreements with other wireless operators in the future; and

•        Exclusive arrangements between manufacturers of wireless devices and other carriers, or other economic or competitive factors, that restrict U.S. Cellular’s access to devices desired by customers.

See “Results of Operations—U.S. Cellular.”

2012 U.S. Cellular Estimates

U.S. Cellular’s estimates of full-year 2012 results are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of TDS’ Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended June 30, 2012. Such forward‑looking statements should not be assumed to be current as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

The following is unchanged from guidance as disclosed in TDS’ Quarterly Report on Form 10-Q for the period ended March 31, 2012.

2012 Estimated Results (1)
Service revenues		$4,050-$4,150 million
Operating income (2)		$200-$300 million
Depreciation, amortization and accretion expenses, and net gain or loss on asset disposals and exchanges and impairment of assets (2)	Approx.	$600 million
Adjusted OIBDA (2)(3)		$800-$900 million
Capital expenditures	Approx.	$850 million

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

TDS Telecom

TDS Telecom seeks to be the preferred telecommunications solutions provider in its chosen markets serving both residential and commercial customers by developing and delivering high-quality products and services that meet or exceed our customers’ needs and to outperform the competition by maintaining superior customer service. TDS Telecom provides voice, high-speed data, and video services to residential customers through value-added bundling of products.  The commercial focus is to provide advanced IP-based voice and data services to small to medium sized businesses.  In addition, TDS Telecom seeks to grow through strategic acquisitions, as demonstrated by recent HMS acquisitions which provide colocation, dedicated hosting, hosted application management, cloud computing services and installation, and management of Information Technology (“IT”) infrastructure hardware solutions.  TDS Telecom’s strategy encompasses many components, including:

•        Delivering superior customer service;

•        Developing a product and service portfolio targeted to our chosen customers;

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

TDS Telecom’s financial results for the six months ended June 30, 2012 included the following:

•        Operating revenues increased $14.8 million or 4% to $412.6 million in 2012. The increase was primarily due to acquisitions of two HMS companies, partially offset by a decrease in revenues due to declines in ILEC and CLEC connections and a decline in revenue received from regulatory recovery mechanisms.

•        Operating expenses increased $48.5 million or 14% to $388.2 million in 2012 primarily due to operating costs associated with the acquisitions coupled with the impacts of discrete expense reductions recorded in 2011 including insurance proceeds, the refund of certain prior year regulatory contributions and the settlement of a legal dispute.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

•        Continued uncertainty related to current economic conditions and the challenging business environment;

•        Continued increases in competition from wireless and other wireline providers, cable providers, and technologies such as VoIP, DOCSIS 3.0 offered by cable providers, and third-generation (“3G”) and  fourth-generation (“4G”) mobile technology;

•        Continued increases in consumer data usage and demand for high-speed data services;

•        Continued declines in physical access lines;

•        Continued focus on customer retention programs, including discounting for “triple-play” bundles including voice, DSL and Internet Protocol television (“IPTV”) or satellite TV;

•        The effects of expansion of IPTV to additional markets in 2012; TDS Telecom currently expects to provide service to 10 IPTV markets in 2012.

•        Continued growth in hosted and managed services;

•        Continued focus on cost-reduction initiatives through product and service cost improvements and process efficiencies;

•        The Federal government’s disbursement of Broadband Stimulus Funds to bring broadband to rural customers;

•        Uncertainty related to the National Broadband Plan and other rulemaking by the FCC, including uncertainty related to future funding from the Universal Service Fund, broadband requirements, intercarrier compensation and changes in access reform; and

•        Potential acquisitions by TDS Telecom, including potential acquisitions of HMS businesses.

See “Results of Operations—TDS Telecom.”

2012 TDS Telecom Estimates

TDS Telecom’s estimates of full-year 2012 results are shown below. Such estimates represent TDS Telecom’s views as of the filing date of TDS’ Form 10-Q for the quarter ended June 30, 2012. Such forward-looking statements should not be assumed to be current as of any future date.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

	Current Estimates (1)		Previous Estimates (2)
TDS Telecom Operations:
Operating revenues		$850 - $880 million		$810 - $840 million
Operating income		$50 - $70 million		$55 - $85 million
Depreciation, amortization and accretion expenses and net gain or loss on asset disposals and exchanges and loss on impairment of assets (3)	Approx.	$195 million	Approx.	$190 million
Adjusted OIBDA (4)		$245 - $265 million		$245 - $275 million
Capital expenditures		$170 - $190 million		$150 - $180 million

(1)    These estimates are based on TDS Telecom’s current plans, which include a multi-year deployment of IPTV that commenced in 2011.  New developments or changing conditions (such as costs to deploy, agreements for content or franchises, or possible acquisitions, dispositions or exchanges) could affect TDS Telecom’s plans and therefore, its 2012 estimated results.

(2)    The 2012 Estimated Results as disclosed in TDS’ Quarterly Report on Form 10-Q for the period ended March 31, 2012.

(3)    The 2012 Estimated Results do not include any estimate for unrecognized net gains or losses related to disposals and exchanges of assets or losses on impairments of assets (since such transactions and their effects are uncertain).

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

The foregoing estimates reflect the expectations of TDS Telecom’s management considering its strategic plans and the current general economic conditions.  In this challenging business environment, TDS Telecom will continue to focus on revenue growth through new service offerings as well as expense reduction through product and service cost improvements and process efficiencies.  In order to achieve these objectives TDS Telecom has allocated capital expenditures for:

•        Process and productivity initiatives;

•        Increased network and product capabilities for broadband services;

•        The expansion of IPTV to additional markets;

•        Success-based spending to sustain managedIP growth;

•        Development of HMS products and services; and,

•        TDS Telecom will fund its share for projects approved under the American Recovery and Reinvestment Act of 2009 (“the Recovery Act”) to increase broadband access in unserved areas.  Under the Recovery Act, TDS Telecom will receive $105.1 million in federal grants and will provide $30.9 million (a portion of which is included in 2012 estimated capital expenditures) of its own funds to complete 44 projects.  Under the terms of the grants, the projects must be completed by June 2015.

Cash Flows and Investments

As of June 30, 2012, TDS and its subsidiaries had the following: Cash and cash equivalents totaling $613.8 million; Short-term investments in the form of U.S. treasury securities and corporate notes aggregating $150.9 million; Long-term investments in the form of U.S. treasury securities and corporate notes of $55.5 million; and borrowing capacity under their revolving credit facilities of $699.6 million.  Also, during the six months ended June 30, 2012, TDS and its subsidiaries generated $506.9 million of Cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial liquidity and financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows, investments and revolving credit agreements.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

RESULTS OF OPERATIONS — CONSOLIDATED

				Percentage
Six Months Ended June 30,	2012	2011	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$2,196,521	$2,133,274	$63,247	3%
TDS Telecom	412,594	397,812	14,782	4%
All other (1)	19,845	7,235	12,610	>100%
Total operating revenues	2,628,960	2,538,321	90,639	4%
Operating expenses
U.S. Cellular	2,027,156	1,970,430	56,726	3%
TDS Telecom	388,217	339,716	48,501	14%
All other (1)	28,869	11,947	16,922	>100%
Total operating expenses	2,444,242	2,322,093	122,149	5%
Operating income (loss)
U.S. Cellular	169,365	162,844	6,521	4%
TDS Telecom	24,377	58,096	(33,719)	(58)%
All other (1)	(9,024)	(4,712)	(4,312)	(92)%
Total operating income	184,718	216,228	(31,510)	(15)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	48,781	41,978	6,803	16%
Interest and dividend income	4,535	4,717	(182)	(4)%
Gain (loss) on investment	(3,728)	13,373	(17,101)	>(100)%
Interest expense	(47,603)	(71,926)	24,323	34%
Other, net	(21)	1,386	(1,407)	>100%
Total other income (expenses)	1,964	(10,472)	12,436	>100%

Income before income taxes	186,682	205,756	(19,074)	(9)%
Income tax expense	63,177	41,719	21,458	51%

Net income	123,505	164,037	(40,532)	(25)%
Less: Net income attributable to noncontrolling interests, net of tax	(28,914)	(28,579)	(335)	(1)%
Net income attributable to TDS shareholders	94,591	135,458	(40,867)	(30)%
Preferred dividend requirement	(25)	(25)	—	—
Net income available to common shareholders	$94,566	$135,433	$(40,867)	(30)%

Basic earnings per share attributable to TDS shareholders (2)	$0.87	$1.25	$(0.38)	(30)%
Diluted earnings per share attributable to TDS shareholders (2)	$0.86	$1.23	$(0.37)	(30)%

N/M – Not meaningful

(1)    Consists of Non-Reportable Segment, other corporate operations, intercompany eliminations between U.S. Cellular, TDS Telecom and corporate operations.

(2)    On January 13, 2012, TDS shareholders approved a Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS.  Shares outstanding at December 31, 2011, as well as average basic and diluted shares outstanding used to calculate earnings per share as of the beginning of all periods presented, have been retroactively restated to reflect the impact of the increased shares outstanding as a result of the Share Consolidation Amendment.  See Note11 — Common Stockholder’s Equity in the Notes to Consolidated Financial Statements for additional information.

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

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $36.3 million and $27.1 million to Equity in earnings of unconsolidated entities in 2012 and 2011, respectively.  The remaining change resulted from decreases in net income of other equity interests.

Gain (loss) on investment

Gain (loss) on investment includes, in 2012, a provision for loss of $3.7 million related to a note receivable and preferred stock acquired by U.S. Cellular in connection with an acquisition in 1998, and, in 2011, a $13.4 million gain from the adjustment of a pre-existing noncontrolling interest for which U.S. Cellular purchased the remaining interest in May 2011.

Interest expense

The decrease in interest expense was due primarily to the write-off of unamortized debt issuance costs in 2011 of $15.4 million related to TDS’ and U.S. Cellular’s senior notes redeemed in May and June 2011, respectively, as well as the result of lower interest rates on outstanding debt and increases in capitalized interest on projects related to network and system enhancements in 2012.

Income tax expense

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in Income tax expense and the overall effective tax rate on Income before income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income or loss.

	Six Months Ended
	June 30,
	2012	2011

(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$18,851	$18,365
Noncontrolling shareholders’ or partners’	10,063	10,214
	$28,914	$28,579

RESULTS OF OPERATIONS — U.S. CELLULAR

TDS provides wireless telephone service through U.S. Cellular, an 84%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of June 30, (1)	2012	2011

Customers
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,213,000	5,356,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	329,000	288,000
Total retail customers	5,542,000	5,644,000
End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	257,000	324,000
Total customers	5,799,000	5,968,000

Total market population of consolidated operating markets (2)	46,966,000	46,888,000
Market penetration in consolidated operating markets (2)	12.3%	12.7%

Total market population of consolidated operating and non-operating markets (2)	92,684,000	91,204,000
Market penetration in consolidated operating and non-operating markets (2)	6.3%	6.5%

Employees
Full-time employees	7,602	8,063
Part-time employees	990	1,021
Total employees	8,592	9,084

Cell sites in service	7,932	7,770
Smartphone penetration (3)(4)	36.8%	23.1%

For the Six Months Ended June 30, (5)	2012	2011
Net retail customer additions (losses) (6)	(62,000)	(89,000)
Net customer additions (losses) (6)	(87,000)	(109,000)

Average monthly service revenue per customer (7)
Service revenues per Consolidated Statement of Operations (000s)	$2,053,562	$1,987,143
Divided by total average customers during period (000s)	5,838	6,021
Divided by number of months in each period	6	6
Average monthly service revenue per customer	$58.63	$55.01

Postpaid churn rate (8)	1.6%	1.4%
Smartphones sold as a percent of total devices sold (3)	53.0%	41.0%

(1)    Amounts include results for U.S. Cellular’s consolidated markets as of June 30.

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

(8)    Postpaid churn rate represents the percentage of the postpaid customer base that disconnects service each month. This amount represents the average monthly postpaid churn rate for the six months ended June 30, of the respective year.

Components of Operating Income

Six Months Ended June 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Retail service	$1,777,746	$1,733,232	$44,514	3%
Inbound roaming	166,495	147,146	19,349	13%
Other	109,321	106,765	2,556	2%
Service revenues	2,053,562	1,987,143	66,419	3%
Equipment sales	142,959	146,131	(3,172)	(2)%
Total operating revenues	2,196,521	2,133,274	63,247	3%

System operations (excluding Depreciation, amortization and accretion reported below)	476,391	445,404	30,987	7%
Cost of equipment sold	378,736	367,488	11,248	3%
Selling, general and administrative	877,297	863,662	13,635	2%
Depreciation, amortization and accretion	294,240	289,917	4,323	1%
Loss on asset disposals, net	492	3,959	(3,467)	(88)%
Total operating expenses	2,027,156	1,970,430	56,726	3%
Operating income	$169,365	$162,844	$6,521	4%

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

Retail service revenues

Retail service revenues increased by $44.5 million, or 3%, in 2012 to $1,777.7 million as the impact of an increase in billed ARPU was partially offset by a decrease in U.S. Cellular’s average customer base.

Billed ARPU increased to $50.75 in 2012 from $47.98 in 2011. This overall increase reflects an increase in Postpaid ARPU to $54.21 in 2012 from $51.54 in 2011, reflecting increases in revenues from data products and services.

The average number of customers decreased to 5,838,000 in 2012 from 6,021,000 in 2011, driven primarily by reductions in postpaid and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

As discussed in the Overview section above, U.S. Cellular’s Belief Project allows customers selecting Belief Plans to earn loyalty reward points.  U.S. Cellular accounts for loyalty reward points under the deferred revenue method.  Under this method, U.S. Cellular allocates a portion of the revenue billed to customers under the Belief Plans to the loyalty reward points. The revenue allocated to these points is initially deferred in the Consolidated Balance Sheet and is recognized in future periods when the loyalty reward points are redeemed or used.  Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $12.7 million and $16.3 million in the six months ended June 30, 2012 and 2011, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues increased by $19.3 million, or 13%, in 2012 to $166.5 million. The growth was driven primarily by increased data usage by customers of other carriers who used U.S. Cellular’s networks when roaming.  U.S. Cellular expects continued growth in data usage but expects that both Inbound roaming revenue and expenses for U.S. Cellular customers roaming on other carriers’ networks will decline from current levels in the near-term due to lower rates.

Other revenues

Other revenues increased by $2.6 million, or 2%, in 2012 to $109.3 million, primarily due to an increase in revenues received from other wireless carriers who collocate on U.S. Cellular’s towers.

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

The FCC has announced its intention to conduct an auction on September 27, 2012 (“Mobility Fund Phase I”) for disbursement of $300 million on a one-time basis for deployment of 3G or better wireless broadband networks in areas deemed by the FCC to be unserved by at least 3G technology. This will be a one round auction with the lowest bidders receiving funding until the $300 million fund is exhausted.  On July 11, 2012, U.S. Cellular filed “short form” applications with the FCC in all 15 of the states that U. S. Cellular is currently eligible to receive USF funding which is a condition precedent to participating in the Mobility Fund Phase I auction.

The terms and rules for participating in the CAF for wireless eligible telecommunications carriers (“ETC”) have not been developed by the FCC yet.   It is uncertain whether U.S. Cellular will obtain support through any of these replacement mechanisms to the current USF funding regime.  If U.S. Cellular is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain and retain the right to receive support including, for example, allowing other carriers to collocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the Commission’s Further Notice of Proposed Rulemaking.

U.S. Cellular’s current USF support is scheduled to be phased down.  Support for 2012 (excluding certain adjustments) was frozen on January 1, 2012 using support for 2011 as a baseline and will be reduced by 20% starting in July 2012.  The estimated reduction in USF support that U.S. Cellular otherwise would have received in 2012 is approximately $16 million.  Support will be further reduced by 20% in July of each subsequent year; however, if the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time with a 40% reduction in support, until such time as the Phase II Mobility Fund is operational.

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

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices and related accessories to both new and existing customers, as well as revenues from sales of devices and accessories to agents. All Equipment sales revenues are recorded net of rebates.

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

The decrease in 2012 Equipment sales revenues of $3.2 million, or 2%, to $143.0 million was driven by a decrease of 4% in average revenue per device sold as well as a decrease of 1% in total devices sold. Average revenue per device sold decreased due to more aggressive promotional customer equipment pricing.

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

Key components of the $31.0 million, or 7%, increase in System operations expenses to $476.4 million were as follows:

•        Maintenance, utility and cell site expenses increased $16.8 million, or 9%, driven in part by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,932 at June 30, 2012 and 7,770 at June 30, 2011, as U.S. Cellular continued to expand and enhance coverage in its existing markets.  Expenses also increased to support rapidly growing demand for data services and the deployment and operation of 4G LTE networks.

•        Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $8.8 million, or 8%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

•        Customer usage expenses increased by $5.4 million, or 4%, driven by increases in data infrastructure expenses related to the new 4G LTE network, network capacity expansion and increased data usage by subscribers.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies to support increases in total customer usage, particularly data usage.

Cost of equipment sold

Cost of equipment sold increased by $11.2 million, or 3%, in 2012 to $378.7 million. The increase was driven by a 5% increase in the average cost per device sold offset by a decrease of 1% in total devices sold.  Average cost per device sold increased due primarily to a shift in customer preference to higher cost smartphones from lower cost feature phones offset by lower overall average costs for devices due to continued improvements in device supplier pricing.

U.S. Cellular’s loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $235.8 million and $221.4 million for 2012 and 2011, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices such as smartphones and tablets to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers.

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

Key components of the $13.6 million, or 2%, increase to $877.3 million were as follows:

•        General and administrative increased by $18.2 million, or 4%, driven by increases in the USF contribution rate, employee related expenses, the costs of supporting more customers with advanced smartphones and bad debts expense.

•        Selling and marketing decreased by $4.6 million, or 1%, driven by a decrease in advertising expense partially offset by an increase due to agent compensation plan changes.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $4.3 million, or 1%, in 2012 to $294.2 million primarily due to increased amortization expense related to certain business intelligence, customer relationship management and network system software platforms as well as increased depreciation expense related to an increase in Property, plant and equipment reflecting significant capital expenditures in 2011 and 2012.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom’s ILEC and CLEC operations served 987,500 wireline customer connections at June 30, 2012, a net decrease of 20,800 customer connections from the 1,008,300 customer connections served at June 30, 2011.  In addition, TDS Telecom provides business communication services and IT infrastructure solutions including colocation, dedicated hosting, hosted application management, cloud computing and installation, and management of IT infrastructure hardware solutions through its HMS operations.

Historically, TDS Telecom reported Results of Operations for its ILEC (which included HMS operations) and CLEC segments.  As a result of recent acquisitions and changes in TDS’ strategy, operations, personnel and internal reporting, TDS reevaluated and changed its reportable business segments during the quarter ended March 31, 2012.  As a result, in this Quarterly Report on Form 10-Q, TDS Telecom is reporting Results of Operations for its ILEC, CLEC and HMS segments.  TDS Telecom also revised its presentation of Revenues for its ILEC and CLEC segments.  ILEC Operating revenues had previously been presented in Voice, Data, Network Access and Miscellaneous categories.  CLEC Operating revenues had been previously presented in Retail and Wholesale categories.  TDS Telecom is now reporting ILEC and CLEC Operating revenues in Residential, Commercial and Wholesale categories which correlate with internal reporting and management’s assessment of results. Also, instead of reporting equivalent access lines, ILEC and CLEC now report customer connections, which are internal metrics and are shown in the table below.  Periods presented for comparative purposes have been re-presented to conform to the revised presentation described above.

TDS Telecom acquired OneNeck IT Services Corporation (“OneNeck”) in July 2011 and Vital Support Systems, LLC (“Vital”) in June 2012.  Both acquisitions are included in HMS operations. The operations of OneNeck are included in both operations and acquisitions for the three and six month periods ending June 30, 2012, while the operations of Vital are included in operations and acquisitions from June 11, 2012 through June 30, 2012.

The following table summarizes key operating data for TDS Telecom’s ILEC and CLEC operations:

As of June 30,	2012	2011	Change
ILEC
Residential Connections
Physical access lines (1)	360,100	378,500	(18,400)
Broadband connections (2)	222,400	217,600	4,800
IPTV customers	5,600	4,300	1,300
ILEC Residential Connections	588,100	600,400	(12,300)

Commercial Connections
Physical access lines (1)	111,100	117,800	(6,700)
Broadband connections (2)	18,400	17,600	800
managedIP connections (3)	13,200	5,800	7,400
ILEC Commercial Connections	142,700	141,200	1,500

CLEC
Residential Connections
Physical access lines (1)	27,900	36,700	(8,800)
Broadband connections (2)	9,500	12,800	(3,300)
CLEC Residential Connections	37,400	49,500	(12,100)

Commercial Connections
Physical access lines (1)	145,100	168,100	(23,000)
Broadband connections (2)	12,800	15,900	(3,100)
managedIP connections (3)	61,400	33,200	28,200
CLEC Commercial Connections	219,300	217,200	2,100

Total ILEC and CLEC Customer Connections	987,500	1,008,300	(20,800)

(1)    Individual circuits connecting customers to TDS Telecom’s central office facilities.

(2)    The number of customers provided high-capacity data circuits via various technologies, including DSL and dedicated Internet circuit technologies.

(3)    The number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.

TDS Telecom

Components of Operating Income

				Percentage
Six months ended June 30,	2012	2011	Change	Change
(Dollars in thousands)
Operating revenues
ILEC revenues	$289,117	$298,955	$(9,838)	(3)%
CLEC revenues	88,244	90,924	(2,680)	(3)%
HMS revenues	40,434	12,867	27,567	>100%
Intra-company elimination	(5,201)	(4,934)	(267)	(5)%
TDS Telecom operating revenues	412,594	397,812	14,782	4%

Operating expenses
ILEC expenses	256,892	242,208	14,684	6%
CLEC expenses	89,375	88,243	1,132	1%
HMS expenses	47,151	14,199	32,952	>100%
Intra-company elimination	(5,201)	(4,934)	(267)	(5)%
TDS Telecom operating expenses	388,217	339,716	48,501	14%

TDS Telecom operating income	$24,377	$58,096	$(33,719)	(58)%

ILEC Operations

Components of Operating Income

				Percentage
Six months ended June 30,	2012	2011	Change	Change
(Dollars in thousands)
Operating revenues
Residential	$139,481	$139,664	$(183)	—
Commercial	48,331	50,227	(1,896)	(4)%
Wholesale	101,305	109,064	(7,759)	(7)%
Total operating revenues	289,117	298,955	(9,838)	(3)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	96,348	93,048	3,300	4%
Selling, general and administrative expenses	84,730	75,558	9,172	12%
Depreciation, amortization and accretion	75,612	73,316	2,296	3%
Loss on asset disposals, net	202	286	(84)	(29)%
Total operating expenses	256,892	242,208	14,684	6%
Total operating income	$32,225	$56,747	$(24,522)	(43)%

Operating Revenues

Residential revenues consist of voice, data and video services to our residential customer base.

Residential revenues were relatively unchanged at $139.5 million in 2012. A 2% reduction in the number of residential connections reduced revenues by $2.3 million offset by a 2% increase in average revenue per residential connection.  The increase in average revenue was mainly driven by customers opting for higher data speeds.

Commercial revenues consist of data and voice services and sales and installation of business telephone systems to our commercial customer base.

The decrease in Commercial revenues of $1.9 million or 4% to $48.3 million in 2012 was primarily due to a decline in the average revenue per commercial connection as well as declines in business system sales revenues.

Wholesale revenues represent compensation from other carriers for utilizing TDS Telecom’s network infrastructure and regulatory recoveries.

Wholesale revenues declined $7.8 million or 7% to $101.3 million.  Network access revenues decreased $2.9 million in 2012 as a result of changes in support mechanisms and in intercarrier compensation resulting from the Reform Order issued by the FCC in November 2011, as described below.  Revenues received through inter-state regulatory recovery mechanisms also decreased $2.4 million due to changes in eligible expense recovery thresholds.  Wholesale revenues also declined $1.8 million due to a 9% reduction in intra-state minutes-of-use.  The decline in Wholesale revenues is expected to continue for the foreseeable future.

On November 18, 2011, the FCC issued a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) to establish a new, broadband-focused support mechanism, called the Connect America Fund, and to reform the rules governing intercarrier compensation. Prior to the Reform Order intercarrier compensation system, carriers recovered their costs, in part, from one another. The system generally ensured that TDS Telecom was able to recover its costs. The Reform Order established certain rules for transitioning, over time, from the prior system to one where carriers will recover their costs directly from their end user subscribers. The Reform Order also included a Further Notice of Proposed Rulemaking seeking comment on a range of follow up proposals. The future proposed rulemaking is especially important to TDS Telecom, as numerous issues relevant to rate of return carriers, such as TDS Telecom, will be addressed in it. The Reform Order is also the subject of numerous Petitions for Reconsideration, which ask the FCC to reconsider portions of its decision, and it is also the subject of numerous judicial appeals. TDS Telecom cannot predict the outcome of future rulemaking, reconsideration and legal challenges and as a consequence, the impacts these may have on TDS Telecom’s Network access revenues.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $3.3 million or 4% to $96.3 million in 2012 primarily due to increases in employee related costs, charges related to IPTV expansion, and promotional expense partially offset by decreased cost of goods sold due to reduced business systems sales.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $9.2 million or 12% to $84.7 million in 2012.  Discrete items recorded in 2011 including receipt of insurance proceeds, the refund of certain prior year regulatory contributions and the settlement of a legal dispute decreased 2011 Selling, general and administrative expenses by $5.2 million.  Additionally, higher employee related costs, contributions to USF and property taxes contributed to the increase.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $2.3 million or 3% to $75.6 million in 2012 due to increased capital additions.

CLEC Operations

Components of Operating Income

				Percentage
Six months ended June 30,	2012	2011	Change	Change
(Dollars in thousands)
Operating revenues
Residential	$9,126	$11,827	$(2,701)	(23)%
Commercial	69,246	69,040	206	—
Wholesale	9,872	10,057	(185)	(2)%
Total operating revenues	88,244	90,924	(2,680)	(3)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	45,266	45,501	(235)	(1)%
Selling, general and administrative expenses	33,029	31,735	1,294	4%
Depreciation, amortization and accretion	10,955	10,929	26	—
Loss on asset disposals, net	125	78	47	60%
Total operating expenses	89,375	88,243	1,132	1%
Total operating income (loss)	$(1,131)	$2,681	$(3,812)	>(100)%

Operating Revenues

Residential revenues consist of data and voice services to our residential customer base.

The decrease in Residential revenues of $2.7 million or 23% to $9.1 million in 2012 was due to a 25% decrease in the number of residential connections as the CLEC operations continue to implement a strategic shift towards serving primarily a commercial subscriber base.

Commercial revenues consist of data and voice services to our commercial customer base.

Commercial revenues were relatively unchanged from 2011 at $69.2 million in 2012, as the revenue increase from the growth in managedIP connections was offset by a decrease in revenue from the 12% decline in the number of average physical access lines served.

Wholesale revenues represent charges to other carriers for utilizing TDS Telecom’s network infrastructure.

Wholesale revenues were relatively unchanged from 2011 at $9.9 million in 2012, as an increase in special access revenues was offset by a decrease in rates on VoIP traffic.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products were relatively unchanged from 2011 at $45.3 million in 2012 as the increased cost of provisioning new managedIP connections was offset by the reduction of purchased network services caused by the declining residential customer base.

Selling, general and administrative expenses

The increase of $1.3 million or 4% to $33.0 million in Selling, general and administrative expense was primarily due to an increase in employee related costs.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense were relatively unchanged from 2011 at $11.0 million in 2012.

HMS Operations

Components of Operating Income

				Percentage
Six months ended June 30,	2012	2011	Change	Change
(Dollars in thousands)
Operating revenues
Total operating revenues	$40,434	$12,867	$27,567	>100%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	24,864	4,475	20,389	>100%
Selling, general and administrative expenses	13,367	5,232	8,135	>100%
Depreciation, amortization and accretion	8,821	4,435	4,386	99%
Loss on asset disposals, net	99	57	42	74%
Total operating expenses	47,151	14,199	32,952	>100%
Total operating income (loss)	$(6,717)	$(1,332)	$(5,385)	>100%

Operating Revenues

HMS Operating revenues consist of colocation, dedicated hosting, hosted application management and cloud computing services, and installation and management of IT infrastructure hardware solutions.

Operating revenues increased $27.6 million to $40.4 million in 2012. The acquisition of OneNeck in July of 2011 and Vital in June of 2012 contributed $26.5 million of this increase.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $20.4 million to $24.9 million in 2012. Acquisitions increased Cost of services and products $18.6 million in 2012.

Selling, general and administrative expense

Selling, general and administrative expense increased $8.1 million to $13.4 million in 2012 primarily due to $7.7 million from acquisitions and expenses incurred as TDS Telecom develops the infrastructure and products and services to grow the HMS operations.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $4.4 million to $8.8 million primarily due to acquisitions including amortization of intangible assets.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

RESULTS OF OPERATIONS — CONSOLIDATED

Three Months Ended June 30,	2012	2011	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,104,400	$1,076,182	$28,218	3%
TDS Telecom	208,519	198,896	9,623	5%
All other (1)	10,250	4,562	5,688	>100%
Total operating revenues	1,323,169	1,279,640	43,529	3%
Operating expenses
U.S. Cellular	1,020,237	972,086	48,151	5%
TDS Telecom	197,234	173,006	24,228	14%
All other (1)	14,622	7,193	7,429	>100%
Total operating expenses	1,232,093	1,152,285	79,808	7%
Operating income (loss)
U.S. Cellular	84,163	104,096	(19,933)	(19)%
TDS Telecom	11,285	25,890	(14,605)	(56)%
All other (1)	(4,372)	(2,631)	(1,741)	(66)%
Total operating income	91,076	127,355	(36,279)	(28)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	25,392	22,590	2,802	12%
Interest and dividend income	2,352	2,093	259	12%
Gain (loss) on investment	(3,728)	13,373	(17,101)	>(100)%
Interest expense	(23,139)	(45,417)	22,278	49%
Other, net	(249)	1,306	(1,555)	>(100)%
Total investment and other income (expense)	628	(6,055)	6,683	>(100)%

Income before income taxes	91,704	121,300	(29,596)	(24)%
Income tax expense	35,765	11,560	24,205	>100%

Net income	55,939	109,740	(53,801)	(49)%
Less: Net income attributable to noncontrolling interests, net of tax	(13,602)	(17,786)	4,184	24%
Net income attributable to TDS shareholders	42,337	91,954	(49,617)	(54)%
Preferred dividend requirement	(12)	(12)	—	—
Net income available to common shareholders	$42,325	$91,942	$(49,617)	(54)%

Basic earnings per share attributable to TDS shareholders	$0.39	$0.85	$(0.46)	(54)%
Diluted earnings per share attributable to TDS shareholders	$0.39	$0.84	$(0.45)	(54)%

N/M – Not meaningful

(1)     Consists of other corporate operations, intercompany eliminations between U.S. Cellular, TDS Telecom and corporate operations.

Operating Revenues and Expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating Revenues and Expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the LA Partnership contributed $19.2 million and $14.1 million to Equity in earnings of unconsolidated entities in 2012 and 2011, respectively.  The remaining change resulted from decreases in net income from other equity interests.

Gain (loss) on investment

Gain (loss) on investment includes, in 2012, a provision for loss of $3.7 million related to a note receivable and preferred stock acquired by U.S. Cellular in connection with an acquisition in 1998, and, in 2011, a $13.4 million gain from the adjustment of a pre-existing noncontrolling interest for which U.S. Cellular purchased the remaining interest in May 2011.

Interest expense

The decrease in interest expense was due primarily to the write-off of unamortized debt issuance costs in 2011 of $15.4 million related to TDS’ and U.S. Cellular’s senior notes redeemed in May and June 2011, respectively, as well as the result of lower interest rates on outstanding debt and increases in capitalized interest on projects related to network and system enhancements in 2012.

Income tax expense

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income, the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income or loss.

	Three Months Ended
	June 30,
	2012	2011
(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$8,667	$12,384
Noncontrolling shareholders’ or partners’	4,935	5,402
	$13,602	$17,786

RESULTS OF OPERATIONS — U.S. CELLULAR

Components of Operating Income

Three Months Ended June 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Retail service	$889,219	$868,630	$20,589	2%
Inbound roaming	86,363	82,760	3,603	4%
Other	54,160	50,640	3,520	7%
Service revenues	1,029,742	1,002,030	27,712	3%
Equipment sales	74,658	74,152	506	1%
Total operating revenues	1,104,400	1,076,182	28,218	3%

System operations (excluding Depreciation, amortization and accretion reported below)	243,227	227,801	15,426	7%
Cost of equipment sold	191,700	170,833	20,867	12%
Selling, general and administrative	435,053	423,953	11,100	3%
Depreciation, amortization and accretion	147,555	146,577	978	1%
Loss on asset disposals, net	2,702	2,922	(220)	(8)%
Total operating expenses	1,020,237	972,086	48,151	5%
Operating income	$84,163	$104,096	$(19,933)	(19)%

Operating Revenues

Retail service revenues

Retail service revenues increased $20.6 million, or 2%, in 2012 as the impact of an increase in billed ARPU was partly offset by a decrease in U.S. Cellular’s average customer base.

•        Average monthly Retail service revenue per customer increased to $50.99 in 2012 compared to $48.28 in 2011. The net increase resulted primarily from growth in revenues from data products and services.

•        The average number of customers decreased to 5,813,000 in 2012 from 5,998,000 in 2011, driven by reductions in postpaid and reseller customers.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

Inbound roaming revenues

Inbound roaming revenues increased by $3.6 million, or 4% in 2012 compared to 2011. The growth was driven primarily by an increase in revenues from data roaming.

Other revenues

Other revenues increased by $3.5 million, or 7%, primarily due to an increase in ETC revenues.  ETC revenues recorded in 2012 were $38.4 million compared to $36.2 million in 2011, reflecting revisions to amounts received in prior years as determined by the Universal Service Administrative Company.

Equipment sales revenues

Equipment sales revenues in 2012 of $74.7 million were relatively unchanged in comparison to 2011.

Total operating revenues – Loyalty reward program impact

Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $6.3 million and $8.7 million in the three months ended June 30, 2012 and 2011, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in System operations expenses were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $6.5 million, or 11%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

•         Maintenance, utility and cell site expenses increased $6.0 million, or 6%, driven in part by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,932 at June 30, 2012 and 7,770 at June 30, 2011, as U.S. Cellular continued to expand and enhance coverage in its existing markets.  Expenses also increased to support rapidly growing demand for data services and the deployment and operation of 4G LTE networks.

•         Customer usage expense increased $3.0 million, or 4%, driven by increases in data infrastructure expenses related to the new 4G LTE network, network capacity expansion and increased data usage by subscribers.

Cost of equipment sold

Cost of equipment sold increased in 2012 compared to 2011 due primarily to a shift in the mix of units sold to higher priced smartphones, which resulted in an increase of 13% in average cost per device sold, as well as a 2% increase in the total number of devices sold.

Selling, general and administrative expenses

Key components of the $11.1 million, or 3%, increase in Selling, general and administrative expense to $435.1 million were as follows:

•         General and administrative increased by $14.0 million, or 6%, driven by increases in the USF contribution rate, employee related expenses, the costs of supporting more customers with advanced smartphones and bad debt expense.

•         Selling and marketing decreased by $2.9 million, or 2%, driven by a decrease in advertising expense partially offset by an increase due to agent compensation plan changes.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom

Components of Operating Income

Three months ended June 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)

Operating revenues
ILEC revenues	$144,052	$149,381	$(5,329)	(4)%
CLEC revenues	44,200	45,596	(1,396)	(3)%
HMS revenues	22,876	6,625	16,251	>100%
Intra-company elimination	(2,609)	(2,706)	97	4%
TDS Telecom operating revenues	208,519	198,896	9,623	5%

Operating expenses
ILEC expenses	128,366	124,083	4,283	3%
CLEC expenses	45,009	44,602	407	1%
HMS expenses	26,468	7,027	19,441	>100%
Intra-company elimination	(2,609)	(2,706)	97	4%
TDS Telecom operating expenses	197,234	173,006	24,228	14%

TDS Telecom operating income	$11,285	$25,890	$(14,605)	(56)%

ILEC Operations

Components of Operating Income

Three months ended June 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Operating revenues
Residential	$70,082	$69,951	$131	—
Commercial	24,201	24,856	(655)	(3)%
Wholesale	49,769	54,574	(4,805)	(9)%
Total operating revenues	144,052	149,381	(5,329)	(4)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	47,180	47,646	(466)	(1)%
Selling, general and administrative expenses	43,216	40,076	3,140	8%
Depreciation, amortization and accretion	37,834	36,116	1,718	5%
Loss on asset disposals, net	136	245	(109)	(44)%
Total operating expenses	128,366	124,083	4,283	3%

Total operating income	$15,686	$25,298	$(9,612)	(38)%

Operating Revenues

Residential revenues

Residential revenues were relatively unchanged at $70.1 million in 2012.  A 2% increase in average revenue per residential connection driven by customers choosing higher data speeds increased revenues by $1.4 million which was mostly offset by a 2% reduction in the number of residential connections.

Commercial revenues

The decrease in Commercial revenues of $0.7 million or 3% to $24.2 million in 2012 was primarily due to a 3% decline in the average revenue per commercial connection as well as declines in directory assistance and business system sales revenues partially offset by a 1% growth in commercial connections.

Wholesale revenues

Wholesale revenues declined $4.8 million or 9% to $49.8 million.  Network access revenues decreased $3.4 million in 2012 due to declines in revenues received through inter-state regulatory recovery mechanisms.  Wholesale revenues also declined $0.9 million due to a 9% reduction in intra-state minutes-of-use.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased $0.5 million or 1% to $47.2 million in 2012 primarily due to decreases in circuit costs and cost of goods sold partially offset by increased promotional expenses and costs associated with the provisioning of IPTV.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $3.1 million or 8% to $43.2 million in 2012. Higher employee related costs, contributions to USF and property taxes contributed to the increase.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.7 million or 5% to $37.8 million in 2012 due to increased capital additions.

CLEC Operations

Components of Operating Income

Three months ended June 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Operating revenues
Residential	$4,338	$5,330	$(992)	(19)%
Commercial	34,906	35,023	(117)	—
Wholesale	4,956	5,243	(287)	(5)%
Total operating revenues	44,200	45,596	(1,396)	(3)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	22,702	23,029	(327)	(1)%
Selling, general and administrative expenses	16,769	16,087	682	4%
Depreciation, amortization and accretion	5,466	5,439	27	—
Loss on asset disposals, net	72	47	25	53%
Total operating expenses	45,009	44,602	407	1%

Total operating income (loss)	$(809)	$994	$(1,803)	N/M

N/M — Not meaningful

Operating Revenues

Residential revenues

Residential revenues decreased $1.0 million or 19% to $4.3 million in 2012 due to a 25% decline in average residential connections in 2012.

Commercial revenues

Commercial revenues were relatively unchanged from 2011 at $34.9 million in 2012 as the revenue increase from the growth in managedIP connections was offset by the decrease in revenue from the decline in the number of physical access lines served.

Wholesale revenues

Wholesale revenues were relatively unchanged from 2011 at $5.0 million.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products was relatively unchanged from 2011 at $22.7 million as the increased cost of provisioning new managedIP connections was offset by the reduction of purchased network services caused by the declining residential customer base.

Selling, general and administrative expenses

The increase of $0.7 million or 4% to $16.8 million in Selling, general and administrative expenses was primarily due to an increase in employee related costs.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense were relatively unchanged at $5.5 million in 2012.

HMS Operations

Components of Operating Income

				Percentage
Three months ended June 30,	2012	2011	Change	Change
(Dollars in thousands)
Operating revenues
Total operating revenues	$22,876	$6,625	$16,251	>100%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	15,090	2,193	12,897	>100%
Selling, general and administrative expenses	6,635	2,521	4,114	>100%
Depreciation, amortization and accretion	4,645	2,288	2,357	>100%
Loss on asset disposals, net	98	25	73	>100%
Total operating expenses	26,468	7,027	19,441	>100%

Total operating income (loss)	$(3,592)	$(402)	$(3,190)	>100%

Operating Revenues

Operating revenues increased $16.3 million to $22.9 million in 2012.  Acquisitions contributed $15.9 million of the increase.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $12.9 million to $15.1 million in 2012. Acquisitions increased Cost of services and products $11.8 million in 2012.

Selling, general and administrative expense

Selling, general and administrative expense increased $4.1 million to $6.6 million in 2012 primarily due to $3.6 million from acquisitions and expenses incurred as TDS Telecom develops the HMS infrastructure and products and services to grow the HMS operations.

Depreciation, amortization and accretion expense

The $2.4 million increase in Depreciation, amortization and accretion expense to $4.6 million was primarily due to acquisitions including amortization of intangible assets.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on TDS’ financial condition or results of operations.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

FINANCIAL RESOURCES

TDS operates a capital‑ and marketing‑intensive business. TDS utilizes cash from its operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities, long-term debt financing and cash on hand to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS’ cash flow activities in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

	2012	2011

(Dollars in thousands)
Cash flows from (used in):
Operating activities (1)	$506,910	$562,211
Investing activities (1)	(428,860)	(231,809)
Financing activities	(27,561)	(96,010)
Cash classified as held for sale	—	(5,687)
Net increase in cash and cash equivalents	$50,489	$228,705

(1)     In preparing its Consolidated Statement of Cash Flows for the year ended December 31, 2011, TDS discovered certain errors related to the classification of outstanding checks with the right of offset and the classification of Accounts payable for Additions to property, plant and equipment. These errors resulted in the misstatement of Cash flows from operating activities and Cash flows used in investing activities for the six months ended June 30, 2011. The amounts herein reflect the revised amounts.  See Note 2 — Revision of Prior Period Amounts in the Notes to Consolidated Financial Statements for additional information.

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing changes in operating activities. TDS believes this measure provides useful information to investors regarding TDS’ financial condition and results of operations because it highlights certain key cash and non-cash items and their impacts on Cash flows from operating activities:

	2012	2011
(Dollars in thousands)
Operating income	$184,718	$216,228
Non-cash items
Depreciation, amortization and accretion	395,943	383,858
Loss on impairment of intangible assets	515	—
Loss on asset disposals, net	900	4,381
Adjusted OIBDA (1)	$582,076	$604,467

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

Cash flows from operating activities in 2012 were $506.9 million, a decrease of $55.3 million from 2011. Significant changes included the following:

•         Adjusted OIBDA, as shown in the table above, decreased by $22.4 million primarily due to a decrease in TDS Telecom operating income.  See discussion in the “Results of Operations —TDS Telecom” for factors that affected TDS Telecom operating income.

•         Income tax refunds, net of $48.6 million were recorded in 2012 compared to income tax refunds, net of $38.8 million in 2011.  Federal tax refunds of $59.9 million were received in 2012 primarily for carrybacks to the 2009 and 2010 tax years. TDS incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  TDS’ future federal income tax liabilities associated with the current benefits realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet. TDS expects federal income tax payments to substantially increase beginning in 2012 and remain at a higher level for several years as the amount of TDS’ federal tax depreciation deduction substantially decreases as a result of having accelerated depreciation in earlier years. This expectation assumes that federal bonus depreciation provisions are not enacted in future periods. To the extent further federal bonus depreciation provisions are enacted, this expectation will change.

•         Distributions from unconsolidated entities provided $7.0 million and $47.4 million in 2012 and 2011, respectively, resulting in a year-over-year decrease in cash flows of $40.4 million.  This change was primarily a result of a timing difference in the receipt of a distribution from the Los Angeles SMSA Limited Partnership.

•         Changes in Accounts receivable required $10.2 million and $37.8 million in 2012 and 2011, respectively, resulting in a year-over-year increase in cash flows of $27.6 million.  Accounts receivable balances fluctuate based on the timing of customer payments, promotions and other factors.

•         Changes in Accounts payable required $23.3 million in 2012, and provided $24.7 million in 2011, causing a year-over-year decrease in cash flows of $48.0 million.  Changes in Accounts payable were primarily driven by payment timing differences related to operating expenses and device purchases.

•      Due to the fact that non-cash (gains)/losses on investment are deducted from/(added to) Net income to calculate Cash flows from operating activities, the change in (Gain) loss on investment, including a loss of $3.7 million in 2012 and a gain of $13.4 million in 2011, caused a year-over-year increase in cash flows of $17.1 million.

Cash Flows from Investing Activities

TDS makes substantial investments to acquire wireless licenses and properties and to construct and upgrade modern high-quality communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to TDS’ networks.

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $452.4 million in 2012 and $338.7 million in 2011. Cash used for capital expenditures totaled $501.2 million in 2012 and $350.9 million in 2011. These expenditures were made to provide for customer and usage growth (in recent periods, particularly with respect to data usage growth), to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•         U.S. Cellular’s capital expenditures totaled $384.5 million in 2012 and $258.0 million in 2011. These expenditures were made to construct new cell sites, build out 4G LTE networks in certain markets, increase capacity in existing cell sites and switches, develop new and enhance existing office systems such as the new Billing and Operational Support and customer relationship management platforms, and construct new and remodel existing retail stores.

•         TDS Telecom’s capital expenditures for its ILEC operations totaled $60.0 million in 2012 and $55.0 million in 2011 representing expenditures to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $10.0 million in 2012 and $10.5 million in 2011 for switching and other network facilities.  TDS Telecom’s capital expenditures for its HMS operations totaled $8.6 million in 2012 and $6.1 million in 2011.

Cash payments for acquisitions in 2012 and 2011 were as follows:

Cash Payment for Acquisitions (1)	2012	2011
(Dollars in thousands)
U.S. Cellular licenses	$12,647	$2,800
U.S. Cellular business	—	19,367
TDS Telecom business	39,566	—
Total	$52,213	$22,167

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

TDS invested $45.0 million and $71.0 million in 2012 and 2011, respectively, in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date.  TDS realized proceeds of $128.4 million and $213.0 million in 2012 and 2011, respectively, related to the maturities of its investments in U.S. treasuries, corporate notes, and certificates of deposit.  Accordingly, the net impact of this activity was to decrease Cash flows from investing activities by $58.6 million on a year-over-year basis.

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

In March 2011, TDS issued $300 million of 7.0% Senior Notes due 2060, and paid related debt issuance costs of $9.7 million.  The net proceeds from the 7% Senior Notes were primarily used to redeem $282.5 million of TDS’ 7.6% Series A Notes in May 2011.  The redemption price of the 7.6% Series A Notes was equal to 100% of the outstanding aggregate principal amount, plus accrued and unpaid interest thereon to the redemption date.

TDS did not repurchase any Common Shares in 2012.  In 2011, TDS repurchased Special Common Shares at an aggregate cost of $21.5 million.  U.S. Cellular did not repurchase any Common Shares in 2012.  Payments for repurchases of U.S. Cellular Common Shares required $62.3 million in 2011.  See Note 11 — Common Stockholder’s Equity in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Cash Classified as Held for Sale

On May 9, 2011, U.S. Cellular purchased the remaining ownership interest in a wireless business in which it previously held a noncontrolling interest.  As of June 30, 2011, the assets and liabilities of this business, including $5.7 million in cash, were classified as “held for sale”.  In March 2012, U.S. Cellular sold the majority of the assets and liabilities of this wireless business.  See Note 6 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information.

Free Cash Flow

The following table presents Free cash flow. TDS believes that Free cash flow as reported by TDS may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after Cash used for additions to property, plant and equipment.

Six Months Ended June 30,	2012	2011
(Dollars in thousands)
Cash flows from operating activities	$506,910	$562,211
Cash used for additions to property, plant and equipment	(501,211)	(350,856)
Free cash flow (1)	$5,699	$211,355

(1)    Free cash flow is defined as Cash flows from operating activities less Cash used for additions to property, plant and equipment. Free cash flow is a non-GAAP financial measure.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, TDS had Cash and cash equivalents of $613.8 million, Short-term investments of $150.9 million, Long-term investments of $55.5 million and available funds under its revolving credit facility of $399.8 million and $299.8 million under U.S. Cellular’s credit facility, as discussed in more detail below.  TDS believes that existing cash and investments balances, funds available under its revolving credit facilities and expected cash flows from operating activities provide substantial liquidity and financial flexibility for TDS to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under approved programs) for the foreseeable future. In addition, TDS and its subsidiaries may have access to public and private capital markets to help meet their financing needs.

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

Cash and Cash Equivalents

At June 30, 2012, TDS had $613.8 million in Cash and cash equivalents; of this amount U.S. Cellular held $437.6 million of the Cash and cash equivalents.  Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At June 30, 2012, the majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At June 30, 2012, TDS had $150.9 million in Short-term investments and $55.5 million in Long-term investments; of this amount U.S. Cellular held $100.7 million and $55.5 million of the Short-term investments and Long-term investments, respectively.  Short-term and Long-term investments consist of U.S. treasuries and corporate notes all of which are designated as held-to-maturity investments, and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, TDS’ objective is to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facilities

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At June 30, 2012, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

As of June 30, 2012 TDS’ and U.S. Cellular’s credit ratings from nationally recognized credit rating agencies remained at investment grade.

The following table summarizes the terms of such revolving credit facilities as of June 30, 2012:

(Dollars in millions)	TDS	U.S. Cellular
Maximum borrowing capacity	$400.0	$300.0
Letter of credit outstanding	$0.2	$0.2
Amount borrowed	$—	$—
Amount available for use	$399.8	$299.8
Agreement date	December 2010	December 2010
Maturity date	December 2015	December 2015

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of June 30, 2012 with all of the covenants and requirements set forth in their revolving credit facilities.  TDS also has certain other non-material credit facilities from time to time.

Long-Term Financing

TDS and its subsidiaries had the following debt outstanding as of June 30, 2012:

(Dollars in thousands)	Issuance date	Maturity date	Call date (1)	Aggregate Principal Amount
TDS -
Unsecured Senior Notes
6.625%	March 2005	March 2045	March 2010	$116,250
6.875%	November 2010	November 2059	November 2015	225,000
7.0%	March 2011	March 2060	March 2016	300,000
U.S. Cellular -
Unsecured Senior Notes
6.7%	December 2003 and June 2004	December 2033	December 2003	$544,000
6.95%	May 2011	May 2060	May 2016	342,000

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

TDS and its subsidiaries’ long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of June 30, 2012 with all covenants and other requirements set forth in long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2012 and the next four years represent less than 1% of the total long-term debt obligation at June 30, 2012.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2011 and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.

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

TDS Telecom’s capital expenditures for 2012 are expected to be approximately $170 million to $190 million.  These expenditures are expected to be for the following general purposes:

•           Process and productivity initiatives;

•           Increased network and product capabilities for broadband services;

•           Expansion of IPTV to additional markets;

•           Success-based spending to sustain managedIP and IPTV growth; and

•           Fund its share for projects approved under the Recovery Act.

TDS plans to finance its capital expenditures program for 2012 using cash flows from operating activities, existing cash balances, short-term investments and, if necessary, debt.

Acquisitions, Divestitures and Exchanges

TDS assesses business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets, telecommunications companies, wireless spectrum, HMS businesses and other possible businesses. In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

TDS also may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties, wireless spectrum and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for details on significant transactions.

FCC Auction

As discussed more fully above, on September 27, 2012, the FCC plans to conduct a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as underserved by the FCC.  This auction has been designated by the FCC as Auction 901.  U.S. Cellular is contemplating participating in Auction 901, but it is uncertain whether U.S. Cellular will obtain support through this auction.

FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction.  The anti-collusion rules began on the application deadline for Auction 901, which was July 11, 2012, and are expected to last until a date specified by the FCC some time shortly after the conclusion of Auction 901.  The FCC anti-collusion rules place certain restrictions on business communications with other companies and on public disclosures relating to U.S. Cellular’s participation in an FCC auction.  For instance, these anti-collusion rules may restrict the normal conduct of U.S. Cellular’s business and/or disclosures by U.S. Cellular relating to the auctions.

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

Share Repurchase Programs

TDS and U.S. Cellular have repurchased, and expect to continue to repurchase, their Common Shares, subject to their repurchase programs. For additional information related to the current TDS and U.S. Cellular repurchase authorizations and repurchases made during 2012 and 2011, see Note 11 — Common Stockholder’s Equity in the Notes to Consolidated Financial Statements and Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2011 and June 30, 2012 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2011 other than the material commitments described below.

In the first quarter of 2012, U.S. Cellular disclosed that future minimum rental payments under operating leases had increased since December 31, 2011 by the following amounts, due to lease amendments and extensions signed with a major tower vendor:

(Dollars in millions)
Less than 1 year	$0.3
1 - 3 years	6.0
3 - 5 years	14.1
More than 5 years	140.9
Total	$161.3

U.S. Cellular’s purchase obligations increased since December 31, 2011 by the following amounts due to certain agreements executed in the second quarter of 2012, primarily related to 4G LTE deployment:

(Dollars in millions)
Less than 1 year	$83.9
1 - 3 years	28.3
3 - 5 years	21.9
More than 5 years	1.3
Total	$135.4

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the implementation of B/OSS is expected to take until 2013 to complete and payments to Amdocs are estimated to be approximately $148.5 million (subject to certain potential adjustments).  The $148.5 million will be paid in installments through the second half of 2013.  As of June 30, 2012, $67.4 million had been paid to Amdocs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2011.  There were no material changes to TDS’ application of critical accounting policies and estimates during the six months ended June 30, 2012.

Goodwill and Licenses

Licenses and Goodwill must be assessed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired.  TDS performs annual impairment testing of Licenses and Goodwill, as required by GAAP, in the fourth quarter of its fiscal year, based on fair values and net carrying values determined as of November 1.  During the second quarter of 2012, a sustained decrease in TDS’ stock price resulted in a triggering event, as defined by GAAP, requiring an interim impairment test of Goodwill and Licenses as of June 30, 2012. Based on this test, TDS concluded that there was no impairment of Goodwill or Licenses except for an impairment loss of $0.5 million for Airadigm as discussed below.  Continuing weak macroeconomic conditions and financial markets and/or the performance of TDS’ stock price in the third quarter of 2012 could require an interim impairment test of Licenses and Goodwill as of September 30, 2012.  In such event, it is possible that TDS could be required to recognize an impairment of its Licenses and/or Goodwill in the third quarter of 2012.  The amount of any possible impairment is uncertain at this time, but could be material depending on conditions at September 30, 2012.

The following discussion compares the impairment tests performed as of June 30, 2012 and November 1, 2011.

Goodwill

U.S. Cellular

U.S. Cellular tests Goodwill for impairment at the level of reporting referred to as a “reporting unit.”  For purposes of impairment testing of Goodwill in 2012 and 2011, U.S. Cellular identified five reporting units based on geographic service areas (all of which are included in TDS’ wireless reportable operating segment). There were no changes to U.S. Cellular’s reporting units, the allocation of Goodwill to those reporting units, or to U.S. Cellular’s overall Goodwill impairment testing methodology between its two most recent impairment testing dates, June 30, 2012 and November 1, 2011.

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

	June 30,	November 1,
Key assumptions	2012	2011
Weighted-average expected revenue growth rate (next five years)	2.82%	3.58%
Weighted-average long-term and terminal revenue growth rate (after year five)	2.00%	2.00%
Discount rate	11.0%	10.5%
Average annual capital expenditures (millions)	$636	$609

The decrease in the weighted-average expected revenue growth rate for the next five years was due to a decrease in projected customer penetration growth rate of market participants.  In spite of lower overall market interest rates, the discount rate used to estimate cash flows increased from 10.5% in November 2011 to 11.0% in June 2012 due to a shift toward more equity in the representative capital structure of market participants.

The carrying value of each U.S. Cellular reporting unit at TDS as of June 30, 2012 was as follows:

Carrying value
Reporting unit	at TDS (1)
(Dollars in millions)
Central Region	$417
Mid-Atlantic Region	824
New England Region	263
New York Region	149
Northwest Region	$350
Total	2,003

(1)    Prior to January 1, 2009, TDS had recorded Goodwill as a result of accounting for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting. As a result, the carrying values of the reporting units differ between U.S. Cellular and TDS. The carrying value of the reporting units at U.S. Cellular was $2.1 billion at June 30, 2012.

As of June 30, 2012, the fair values of the reporting units exceeded their respective carrying values by amounts ranging from 16% to 166% of the respective carrying values. Therefore, no impairment of Goodwill existed.  Given that the fair values of the respective reporting units exceed their respective carrying values, provided all other assumptions remained the same, the discount rate would have to increase to a range of 12.5% to 14.0% to yield estimated fair values of reporting units that equal their respective carrying values at June 30, 2012.  Further, assuming all other assumptions remained the same, the terminal growth rate assumptions would need to decrease to negative amounts, ranging from negative 7.8% to negative 1.7%, to yield estimates of fair value equal to the carrying values of the respective reporting units at June 30, 2012.

TDS Telecom

TDS Telecom has recorded Goodwill as a result of the acquisition of operating telephone companies and HMS companies.  For purposes of the June 30, 2012 impairment testing, TDS Telecom has identified four reporting units; one reporting unit within its ILEC reportable operating segment and three reporting units within its HMS reportable operating segment.  Three of the reporting units were tested for impairment with the fourth, an HMS reporting unit acquired in June 2012, excluded as the unit was recorded at fair value at the date of acquisition.  For purposes of its annual impairment testing of Goodwill, as of November 1, 2011, TDS Telecom identified two reporting units within its ILEC reportable operating segment.  TDS Telecom’s change in reporting units resulted from additional acquisitions and TDS’ reevaluation of it reportable business segments, more fully described in Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements.  Except for the changes in reporting units and the utilization of the discounted cash flow approach to value a new HMS reporting unit, there were no changes to TDS Telecom’s Goodwill impairment testing methodology during 2012 or 2011.

The publicly-traded guideline company method was utilized to value the ILEC reporting unit tested.  The publicly-traded guideline company method develops an indication of fair value by calculating average market pricing multiples for selected publicly-traded companies using multiples of various financial measures.  The developed multiples were applied to the reporting units’ applicable financial measures to determine fair value.  As of June 30, 2012, the fair value of TDS Telecom’s ILEC reporting unit exceeded its $1.3 billion carrying value by 52%.

The publicly-traded guideline company and the recent transaction method were utilized to value one of TDS Telecom’s HMS reporting units.  The recent transaction method calculates market pricing multiples based upon recent acquisitions of similar businesses.  In both the publicly-traded guideline method and the recent transaction method, the developed multiples were applied to the reporting unit's applicable financial measures to determine fair value.  As of June 30, 2012, the fair value of the HMS reporting unit valued under these methods exceeded its carrying value by 13%.

A discounted cash flow approach was used to value the other HMS reporting unit tested at June 30, 2012, using value drivers and risks specific to the current industry and economic markets.  The cash flow estimates incorporated assumptions that market participants would use in their estimates of fair value.  The most significant assumptions made in this process were the average revenue growth rate of 13%, a terminal growth rate of 3% and discount rate of 10.9%.

As of June 30, 2012 the fair value of this HMS reporting unit exceeded its carrying value by 5%.  Therefore, no impairment of Goodwill existed.  Given that the fair value of the reporting unit exceeds its carrying value, provided all other assumptions remained the same, the discount rate would have to increase to 11.2% to yield an estimate of fair value that would equal the carrying value as of June 30, 2012.  Further, assuming all other assumptions remained the same, the terminal growth rate assumptions would need to decrease to 2.3% to yield an estimate of fair value equal to the carrying value of the HMS reporting unit as of June 30, 2012.

Other Reporting Units

TDS has recorded Goodwill as a result of TDS’ acquisition of Airadigm and the acquisition of a printing company by Suttle-Straus, both included in TDS’ Non-reportable operating segment.  TDS acquired 63% of Airadigm on September 23, 2011.  To test the Goodwill balance at Airadigm and Suttle-Straus, an income approach, which measures the current value of a business based on the present value of its future cash flows, was used.  TDS determined that the entire amount of Goodwill related to Airadigm was impaired due to an expected reduction in future roaming revenues. TDS recognized an impairment loss of $0.5 million in the second quarter of 2012. As of June 30, 2012, the fair value of Suttle-Straus exceeded its $11.1 million carrying value by 2%. As a result of its testing, Suttle-Straus did not record an impairment to Goodwill during 2012.

Licenses

U.S. Cellular tests Licenses for impairment at the level of reporting referred to as a “unit of accounting.” For purposes of its impairment testing of Licenses as of June 30, 2012 and November 1, 2011, U.S. Cellular separated its FCC licenses into twelve units of accounting based on geographic service areas. Seven of these twelve units of accounting represented geographic groupings of licenses which, because they were not being utilized and, therefore, were not expected to generate cash flows from operating activities in the foreseeable future, were considered separate units of accounting for purposes of impairment testing.

Developed operating market licenses (“built licenses”)

U.S. Cellular applies the build-out method to estimate the fair values of built licenses.  The most significant assumptions applied for purposes of the June 30, 2012 and November 1, 2011 built licenses impairment assessments were as follows:

	June 30,	November 1,
Key assumptions	2012	2011

Build-out period	7 years	7 years
Discount rate	8.5%	9.0%
Long-term EBITDA margin	33.3%	32.2%
Long-term capital expenditure requirement (as a % of service revenue)	14.5%	13.0%
Long-term service revenue growth rate	2.0%	2.0%
Customer penetration rates	11-15%	11-16%

The discount rate used to estimate the fair value of built licenses was based on market participant capital structures, participant risk profiles, market conditions and risk premium assumptions.  The decline from 9.0% in November 2011 to 8.5% in June 2012 primarily reflects the general decline in market interest rates during that period as well as revised cash flow assumptions based on forecasts of market participants.

The discount rate used in the valuation of built licenses is less than the discount rate used in the valuation of reporting units for purposes of Goodwill impairment testing. That is because the discount rate used for built licenses does not include a company-specific risk premium as a wireless license would not be subject to such risk.

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

The results of the Licenses impairment test at June 30, 2012 did not result in the recognition of a loss on impairment. Given that the fair values of the built licenses exceed their respective carrying values, the discount rate would have to increase to a range of 8.6% to 9.3% to yield estimated fair values of built licenses in the respective units of accounting that equal their respective carrying values at June 30, 2012.  An increase of 20 basis points to the assumed discount rate would cause less than a $10 million impairment whereas an increase of 50 basis points would cause an impairment of approximately $220 million.

Non-operating market licenses (“unbuilt licenses”)

For purposes of performing impairment testing of unbuilt licenses, U.S. Cellular prepares estimates of fair value by reference to prices paid in recent auctions and market transactions where available. If such information is not available, the fair value of the unbuilt licenses is assumed to have changed by the same percentage, and in the same direction, that the fair value of built licenses measured using the build-out method changed during the period. There was no impairment loss recognized related to unbuilt licenses as a result of the June 30, 2012 Licenses impairment test.

Carrying Value of Licenses

The carrying value of Licenses at June 30, 2012 was as follows:

Unit of accounting (1)	Carrying value
(Dollars in millions)
U.S. Cellular - Developed Operating markets (5 units of accounting)
Central Region	$884
Mid-Atlantic Region	225
New England Region	107
Northwest Region	67
New York Region	1

U.S. Cellular - Non-operating markets (7 units of accounting)
North Northwest (2 states)	3
South Northwest (2 states)	2
North Central (5 states)	50
South Central (5 states)	15
East Central (5 states)	44
Mid-Atlantic (8 states)	48
Mississippi Valley (13 states)	43
Total (2)	$1,489

TDS Telecom	3

Non-Reportable Segment	15

Total	$1,507

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

(2)    Prior to January 1, 2009, TDS had recorded Licenses as a result of accounting for U.S. Cellular’s purchases of U.S. Cellular Common Shares as step acquisitions using purchase accounting. As a result, the carrying values of the units of accounting for the developed operating markets differ between U.S. Cellular and TDS. The total carrying value of all units of accounting at U.S. Cellular was $1.5 billion at June 30, 2012.

Licenses with an aggregate carrying value of $69.5 million were in units of accounting where the fair value exceeded the carrying value by amounts less than 10% of the carrying value.  Any further declines in the fair value of such licenses in future periods could result in the recognition of impairment losses on such licenses and any such impairment losses would have a negative impact on future results of operations.  The impairment losses on Licenses are not expected to have a future impact on liquidity.  TDS is unable to predict the amount, if any, of future impairment losses attributable to Licenses.  Further, historical operating results, particularly amounts related to impairment losses, are not indicative of future operating results.

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

•        To the extent conducted by the Federal Communications Commission (“FCC”), TDS is likely to participate in FCC auctions in the future as an applicant or as a noncontrolling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

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

•        Advances or changes in telecommunications technology, such as Voice over Internet Protocol (“VoIP”), High-Speed Packet Access (“HSPA”), WiMAX, Long-Term Evolution (“LTE”), Voice over LTE (“VoLTE”), or LTE Advanced, could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business.

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

•        Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent TDS from using necessary technology to provide products or services or subject TDS to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on TDS’ business, financial condition or results of operations.

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

See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ Long-term debt as of June 30, 2012.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ Chief Executive Officer and Chief Financial Officer concluded that TDS’ disclosure controls and procedures were effective as of June 30, 2012, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

Subpoena

On November 1, 2011, TDS received a subpoena from the FCC’s Office of Inspector General requesting information regarding receipt of Federal Universal Service Fund support relating to TDS and its affiliates, which includes U.S. Cellular.  TDS has provided the information requested and has not received any further communications from the FCC regarding this matter after providing such information.  TDS intends to fully cooperate with any further requests for information.  TDS cannot predict any action that may be taken as a result of the request.

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

TDS PURCHASES OF COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2012	—	$—	—	$157,570,912
May 1 – 31, 2012	—	—	—	157,570,912
June 1 – 30, 2012	—	—	—	157,570,912
Total for or as of the end of the quarter ended June 30, 2012	—	$—	—	$157,570,912

The following is additional information with respect to the Common Share authorization:

i.        The date the program was announced was November 20, 2009 by Form 8-K.

ii.       The amount originally approved was up to $250 million in aggregate purchase price of TDS Common and Special Common Shares.

iii.     The expiration date for the program is November 19, 2012.

iv.     The Common Share authorization did not expire during the second quarter of 2012.

v.      TDS did not determine to terminate the foregoing Common Share repurchase program prior to expiration, or cease making further purchases thereunder, during the second quarter of 2012.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the second quarter of 2012 and had no borrowings outstanding under their revolving credit facilities as of June 30, 2012.

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

Exhibit 10.3 — Form of Long-Term Incentive Plan Stock Option Award Agreement for officers of TDS and officers of its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”), is hereby incorporated by reference from Exhibit 10.1 to TDS’ Current Report on Form 8-K dated May 16, 2012.

Exhibit 10.4 — Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for officers of TDS and TDS Telecom, is hereby incorporated by reference from Exhibit 10.2 to TDS’ Current Report on Form 8-K dated May 16, 2012.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 3, 2012	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	August 3, 2012	/s/ Kenneth R. Meyers
Kenneth R. Meyers, Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	August 3, 2012	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Controller (principal accounting officer)

Signature page for the TDS 2012 Second Quarter Form 10-Q