Form 10-Q
period 2012-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2012-11-07
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2012
Common Shares, $.01 par value	101,555,282 Shares
Series A Common Shares, $.01 par value	7,146,884 Shares

Part I. Financial Information
Item 1. Financial Statements
Telephone and Data Systems, Inc. Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2012	2011	2012	2011

Operating revenues	$1,370,108	$1,325,423	$3,999,068	$3,863,744

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	600,459	525,134	1,637,340	1,490,293
Selling, general and administrative	506,217	492,677	1,516,220	1,461,372
Depreciation, amortization and accretion	196,219	190,039	592,162	573,897
Loss on impairment of assets	-	-	515	-
(Gain) loss on asset disposals and exchanges, net	11,707	(9,351)	12,607	(4,970)
Total operating expenses	1,314,602	1,198,499	3,758,844	3,520,592

Operating income	55,506	126,924	240,224	343,152

Investment and other income (expense)
Equity in earnings of unconsolidated entities	25,015	22,053	73,796	64,031
Interest and dividend income	2,359	2,199	6,894	6,916
Gain (loss) on investment	-	12,730	(3,728)	26,103
Interest expense	(20,497)	(22,258)	(68,100)	(94,184)
Other, net	217	115	196	1,501
Total investment and other income (expense)	7,094	14,839	9,058	4,367

Income before income taxes	62,600	141,763	249,282	347,519
Income tax expense	22,442	53,545	85,619	95,264
Net income	40,158	88,218	163,663	252,255
Less: Net income attributable to noncontrolling interests, net of tax	(11,041)	(16,924)	(39,955)	(45,503)
Net income attributable to TDS shareholders	29,117	71,294	123,708	206,752
Preferred dividend requirement	(12)	(12)	(37)	(37)
Net income available to common shareholders	$29,105	$71,282	$123,671	$206,715

Basic weighted average shares outstanding (1)	108,819	108,404	108,735	108,586
Basic earnings per share attributable to TDS shareholders (1)	$0.27	$0.66	$1.14	$1.90

Diluted weighted average shares outstanding (1)	109,246	108,732	109,018	109,194
Diluted earnings per share attributable to TDS shareholders (1)	$0.27	$0.65	$1.13	$1.89

Dividends per share (2)	$0.1225	$0.1175	$0.3675	$0.3525

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

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011

Net income	$40,158	$88,218	$163,663	$252,255
Net change in accumulated other comprehensive income
Change in net unrealized gain (loss) on equity investments	-	-	49	138
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(934)	(954)	(2,802)	(2,861)
Amortization of unrecognized net loss	623	480	1,869	1,440
	(311)	(474)	(933)	(1,421)
Change in deferred income taxes	462	523	1,395	1,568
Change related to retirement plan, net of tax	151	49	462	147
Net change in accumulated other comprehensive income	151	49	511	285
Comprehensive income	40,309	88,267	164,174	252,540
Less: Comprehensive income attributable to noncontrolling interest	(11,041)	(16,924)	(39,955)	(45,503)
Comprehensive income attributable to TDS Shareholders	$29,268	$71,343	$124,219	$207,037

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
(Dollars in thousands)	2012	2011

Cash flows from operating activities
Net income	$163,663	$252,255
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	592,162	573,897
Bad debts expense	56,597	49,101
Stock-based compensation expense	31,724	27,792
Deferred income taxes, net	52,169	160,436
Equity in earnings of unconsolidated entities	(73,796)	(64,031)
Distributions from unconsolidated entities	45,558	52,385
Loss on impairment of assets	515	-
(Gain) loss on asset disposals and exchanges, net	12,607	(4,970)
(Gain) loss on investment	3,728	(26,103)
Noncash interest expense	2,555	17,973
Other operating activities	1,650	1,630
Changes in assets and liabilities from operations
Accounts receivable	(69,478)	(69,690)
Inventory	(70,918)	(36,387)
Accounts payable	(37,728)	37,369
Customer deposits and deferred revenues	28,323	31,191
Accrued taxes	107,502	2,011
Accrued interest	9,488	10,519
Other assets and liabilities	(95,785)	(76,177)
	760,536	939,201

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(730,897)	(601,760)
Cash paid for acquisitions and licenses	(97,523)	(105,184)
Cash received from divestitures	50,182	-
Cash paid for investments	(45,000)	(101,000)
Cash received for investments	143,444	268,686
Other investing activities	(13,121)	(3,703)
	(692,915)	(542,961)

Cash flows from financing activities
Repayment of short-term debt	-	(32,671)
Repayment of long-term debt	(2,435)	(613,933)
Issuance of long-term debt	358	643,700
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	(23)	1,402
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(2,299)	1,755
Repurchase of TDS Common and Special Common Shares	-	(21,500)
Repurchase of U.S. Cellular Common Shares	-	(62,294)
Dividends paid	(39,930)	(36,496)
Payment of debt issuance costs	-	(21,650)
Distributions to noncontrolling interests	(1,491)	(1,676)
Other financing activities	4,208	(2,657)
	(41,612)	(146,020)

Cash classified as held for sale	-	(11,237)

Net increase in cash and cash equivalents	26,009	238,983

Cash and cash equivalents
Beginning of period	563,275	341,683
End of period	$589,284	$580,666

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Assets (Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2012	2011

Current assets
Cash and cash equivalents	$589,284	$563,275
Short-term investments	180,578	246,273
Accounts receivable
Due from customers and agents, less allowances of $28,542 and $25,738, respectively	394,319	393,978
Other, less allowances of $7,551 and $5,333, respectively	183,876	148,599
Inventory	201,693	130,044
Net deferred income tax asset	46,809	40,898
Prepaid expenses	86,346	80,628
Income taxes receivable	11,595	85,636
Other current assets	26,720	16,349
	1,721,220	1,705,680

Assets held for sale	-	49,647

Investments
Licenses	1,555,118	1,494,014
Goodwill	816,668	797,077
Other intangible assets, net of accumulated amortization of $140,262 and $131,101, respectively	61,873	50,734
Investments in unconsolidated entities	199,480	173,710
Long-term investments	10,171	45,138
Other investments	886	3,072
	2,644,196	2,563,745
Property, plant and equipment
In service and under construction	10,628,583	10,197,596
Less: Accumulated depreciation	6,725,100	6,413,061
	3,903,483	3,784,535

Other assets and deferred charges	121,917	97,398

Total assets	$8,390,816	$8,201,005

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet - Liabilities and Equity (Unaudited)
	September 30, 2012	December 31, 2011
(Dollars and shares in thousands)

Current liabilities
Current portion of long-term debt	$1,283	$1,509
Accounts payable	311,868	364,746
Customer deposits and deferred revenues	237,281	207,633
Accrued interest	16,772	7,456
Accrued taxes	74,296	41,069
Accrued compensation	85,485	107,719
Other current liabilities	99,119	144,001
	826,104	874,133

Liabilities held for sale	-	1,051

Deferred liabilities and credits
Net deferred income tax liability	867,188	808,713
Other deferred liabilities and credits	405,160	383,567

Long-term debt	1,528,515	1,529,857

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	759	1,005

Equity
TDS shareholders' equity
Series A Common and Common Shares (1)
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares) (1)
Issued 132,659 shares (7,147 Series A Common and 125,512 Common Shares) and 132,621 shares (7,119 Series A Common and 125,502 Common Shares), respectively (1)
Outstanding 108,702 shares (7,147 Series A Common and 101,555 Common Shares) and 108,456 shares (7,119 Series A Common and 101,337 Common Shares), respectively (1)
Par Value ($.01 per share) ($71 Series A Common and $1,255 Common Shares) (1)	1,326	1,326
Capital in excess of par value (1)	2,293,008	2,268,711
Treasury shares at cost:
23,957 and 24,165 Common Shares, respectively (1)	(739,560)	(750,921)
Accumulated other comprehensive loss	(8,343)	(8,854)
Retained earnings (1)	2,528,209	2,451,899
Total TDS shareholders' equity	4,074,640	3,962,161

Preferred shares	826	830
Noncontrolling interests	687,624	639,688

Total equity	4,763,090	4,602,679

Total liabilities and equity	$8,390,816	$8,201,005

(1)         The December 31, 2011 amounts reflect the impact of the Share Consolidation Amendment to the Restated Certificate of  Incorporation of TDS, as approved by the TDS shareholders on January 13, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares (1)	Capital in Excess of Par Value (1)	Treasury Common Shares (1)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (1)	Total TDS Shareholders' Equity (1)	Preferred Shares	Non controlling Interests	Total Equity (1)
December 31, 2011	$1,326	$2,268,711	$(750,921)	$(8,854)	$2,451,899	$3,962,161	$830	$639,688	$4,602,679
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	123,708	123,708	-	-	123,708
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	39,949	39,949
Change in net unrealized gain (loss) on equity investments	-	-	-	49	-	49	-	-	49
Change related to retirement plan	-	-	-	462	-	462	-	-	462
Common and Series A Common Shares dividends	-	-	-	-	(39,893)	(39,893)	-	-	(39,893)
Preferred dividend requirement	-	-	-	-	(37)	(37)	-	-	(37)
Repurchase of Preferred Shares	-	-	-	-	(16)	(16)	(4)	-	(20)
Dividend reinvestment plan	-	862	10,066	-	(6,067)	4,861	-	-	4,861
Incentive and compensation plans	-	444	1,295	-	(1,385)	354	-	-	354
Adjust investment in subsidiaries for repurchases, issuances, other compensation plans and noncontrolling interest purchases	-	7,581	-	-	-	7,581	-	9,421	17,002
Stock-based compensation awards (2)	-	15,518	-	-	-	15,518	-	-	15,518
Tax windfall (shortfall) from stock awards (3)	-	(108)	-	-	-	(108)	-	-	(108)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(1,491)	(1,491)
Other	-	-	-	-	-	-	-	57	57
September 30, 2012	$1,326	$2,293,008	$(739,560)	$(8,343)	$2,528,209	$4,074,640	$826	$687,624	$4,763,090

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common, Special Common and Common Shares	Capital in Excess of Par Value	Treasury Special Common and Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2010	$1,270	$2,107,929	$(738,695)	$(3,208)	$2,450,599	$3,817,895	$830	$647,013	$4,465,738
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	206,752	206,752	-	-	206,752
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	45,435	45,435
Change in net unrealized gain (loss) on equity investments	-	-	-	138	-	138	-	-	138
Change related to retirement plan	-	-	-	147	-	147	-	-	147
Common, Special Common and Series A Common Shares dividends	-	-	-	-	(36,459)	(36,459)	-	-	(36,459)
Preferred dividend requirement	-	-	-	-	(37)	(37)	-	-	(37)
Repurchase of Common Shares	-	-	(21,500)	-	-	(21,500)	-	-	(21,500)
Dividend reinvestment plan	-	73	4,131	-	(1,344)	2,860	-	-	2,860
Incentive and compensation plans	-	540	1,762	-	(456)	1,846	-	-	1,846
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	(4,515)	-	-	-	(4,515)	-	(41,727)	(46,242)
Stock-based compensation awards (2)	-	12,317	-	-	-	12,317	-	-	12,317
Tax windfall (shortfall) from stock awards (3)	-	(281)	-	-	-	(281)	-	-	(281)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(1,676)	(1,676)
Other	-	-	-	-	-	-	-	367	367
September 30, 2011	$1,270	$2,116,063	$(754,302)	$(2,923)	$2,619,055	$3,979,163	$830	$649,412	$4,629,405

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

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 84%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”), TDS’ wholly-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”), TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc. (“Suttle-Straus”) and TDS’ majority-owned wireless telephone subsidiary, Airadigm Communications, Inc. (“Airadigm”).  In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2012 presentation.

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

Prior to 2012, TDS had reported the following business segments: U.S. Cellular, Incumbent Local Exchange Carrier (“ILEC”) (which included Hosted and Managed Services (“HMS”) operations), Competitive Local Exchange Carrier (“CLEC”), and Non-Reportable Segment which includes Suttle-Straus and Airadigm.  TDS’ Corporate operations and intercompany eliminations have been included in “Other Reconciling Items” for purposes of business segment disclosure.  As a result of recent acquisitions and changes in TDS’ strategy, operations, personnel and internal reporting, TDS reevaluated and changed its reportable business segments in the quarter ended March 31, 2012.  As a result, TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, are U.S. Cellular, ILEC, CLEC, HMS and the Non-Reportable Segment.  Periods presented for comparative purposes have been re-presented to conform to this revised presentation.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of September 30, 2012 and December 31, 2011, and the results of operations and changes in comprehensive income for the three and nine months ended September 30, 2012 and 2011 and cash flows and changes in equity for the nine months ended September 30, 2012 and 2011.  The results of operations and comprehensive income for the three and nine months ended September 30, 2012 and 2011, and cash flows and changes in equity for the nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year.

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

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At September 30, 2012 and December 31, 2011, U.S. Cellular had accrued $48.4 million and $75.3 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $36.2 million and $114.7 million for the three and nine months ended September 30, 2012, respectively, and $34.2 million and $104.8 million for the three and nine months ended September 30, 2011, respectively.

2.   Revision of Prior Period Amounts

In preparing its Consolidated Statement of Cash Flows for the year ended December 31, 2011, TDS discovered certain errors related to the classification of outstanding checks with the right of offset and the classification of Accounts payable for Additions to property, plant and equipment. These errors resulted in the misstatement of Cash and cash equivalents and Accounts payable as of December 31, 2010 and each quarterly period in 2011, and the misstatement of Cash flows from operating activities and Cash flows from investing activities for the years ended December 31, 2010 and 2009 and each of the quarterly periods in 2011 and 2010. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 ("SAB 99" and "SAB 108"), TDS evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. However, in order to provide consistency in the Consolidated Statement of Cash Flows and as permitted by SAB 108, revisions for these immaterial amounts to previously reported amounts were reflected in the financial information as of and for the periods ended December 31, 2011, and are reflected in the financial information herein.

In accordance with SAB 108, the effects of the foregoing revision to the Consolidated Statement of Cash Flows were as follows:

Consolidated Statement of Cash Flows -- Nine Months Ended September 30, 2011

	As previously
(Dollars in thousands)	reported (1)	Adjustment	Revised

Change in Accounts payable	$69,929	$(32,560)	$37,369
Change in Other assets and liabilities	(74,673)	(1,504)	(76,177)
Cash flows from operating activities	973,265	(34,064)	939,201
Cash used for additions to property, plant and equipment	(643,396)	41,636	(601,760)
Cash flows from investing activities	(584,597)	41,636	(542,961)
Net increase (decrease) in cash and cash equivalents	231,411	7,572	238,983

(1)    In Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed on November 9, 2011.

3.   Fair Value Measurements

As of September 30, 2012 and December 31, 2011, TDS did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

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

	Level within the Fair Value Hierarchy
		September 30, 2012		December 31, 2011
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$589,284	$589,284	$563,275	$563,275
Short-term investments (1)(2)
Certificates of deposit	1	-	-	27,444	27,444
Government-backed securities (3)	1	180,578	180,578	218,829	218,829
Long-term investments (1)(4)
Government-backed securities (3)	1	10,171	10,190	45,138	45,310
Long-term debt (5)
Publicly traded	1	983,250	1,067,770	983,250	1,043,549
Non-public	2	541,218	571,577	542,398	543,309

(1)    Designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.

(2)    Maturities are less than twelve months from the respective balance sheet dates.

(3)    Includes U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

(4)    At September 30, 2012, maturities range between 17 and 18 months.

(5)    Excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of Long-term debt, excluding capital lease obligations and the current portion of such Long-term debt, was estimated using market prices or through a discounted cash flow analysis.  For its Publicly traded debt, which included the 7.0% Senior Notes, 6.875% Senior Notes and 6.625% Senior Notes, and U.S. Cellular's 6.95% Senior Notes, TDS estimated the fair value using market prices.  TDS estimated the fair value of its Non-public debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.0% to 6.37%.

As of September 30, 2012 and December 31, 2011, TDS did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

4.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three and nine months ended September 30, 2012 was 35.9% and 34.3%, respectively, and for the three and nine months ended September 30, 2011 was 37.8% and 27.4%, respectively.

The effective tax rate for the three months ended September 30, 2012 was lower than the rate for the three months ended September 30, 2011 primarily as a result of a $2.3 million tax benefit related to a correction of state deferred taxes in 2012.  The correction related to a prior period and was recorded as an out-of-period adjustment in the quarter ended September 30, 2012.  This benefit, along with other discrete items, decreased income tax expense for the three months ended September 30, 2012 by $1.5 million; absent these benefits, the effective tax rate for the three months ended September 30, 2012 would have been higher by 2.4 percentage points.

The effective tax rate for the nine months ended September 30, 2012 was higher than the rate for the nine months ended September 30, 2011 primarily as a result of state law changes and the expiration of statutes of limitations for certain tax years in 2011.  This benefit, along with other discrete items, decreased income tax expense for the nine months ended September 30, 2011 by $21.5 million; absent these benefits, the effective tax rate for the nine months ended September 30, 2011 would have been higher by 10.3 percentage points.

TDS incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  TDS carried back this federal net operating loss to prior tax years, and received a $71.4 million federal income tax refund in 2012 for carrybacks to 2009 and 2010 tax years.  TDS’ future federal income tax liabilities associated with the benefits realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  The bonus depreciation rate for federal income tax purposes is 50% for 2012 and will expire at the end of the year.  TDS expects federal income tax payments to substantially increase beginning in 2013 and remain at a higher level for several years as the amount of TDS’ federal tax depreciation deduction substantially decreases.

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

The amounts used in computing earnings per share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(Dollars and shares in thousands, except per share amounts)
Basic earnings per share attributable to TDS shareholders:
Net income available to common shareholders of TDS used in basic earnings per share	$29,105	$71,282	$123,671	$206,715

Adjustments to compute diluted earnings:
Noncontrolling interest (1)	(144)	(239)	(616)	(783)
Preferred dividend (2)	12	12	37	37
Net income attributable to common shareholders of TDS used in diluted earnings per share	$28,973	$71,055	$123,092	$205,969

Weighted average number of shares used in basic earnings per share:
Common Shares	101,683	101,310	101,602	101,501
Series A Common Shares	7,136	7,094	7,133	7,085
Total	108,819	108,404	108,735	108,586

Effects of dilutive securities:
Stock options	15	9	4	335
Restricted stock units	357	253	224	207
Preferred shares	55	66	55	66
Weighted average number of shares used in diluted earnings per share	109,246	108,732	109,018	109,194

Basic earnings per share attributable to TDS shareholders	$0.27	$0.66	$1.14	$1.90

Diluted earnings per share attributable to TDS shareholders	$0.27	$0.65	$1.13	$1.89

(1)    The noncontrolling income adjustment reflects the additional noncontrolling share of U.S. Cellular's income computed as if all of U.S. Cellular's dilutive securities were outstanding.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(Shares in thousands)

Stock options	8,375	7,002	7,983	3,679

Restricted stock units	-	-	168	122

Preferred shares	-	-	-	-

6.   Acquisitions, Divestitures and Exchanges

TDS assesses business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investments.  As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications companies, HMS businesses or other possible businesses.  In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.  See “Sprint Transaction” in Note 15 — Subsequent Events for additional information.

On August 15, 2012, U.S. Cellular acquired four 700 MHz licenses covering portions of Nebraska, Iowa, Missouri, Kansas and Oklahoma for $34.0 million.

On June 11, 2012, TDS paid $45.0 million in cash, plus subsequent working capital adjustments of  $1.1 million, to purchase 100% of the outstanding shares of Vital Support Systems, LLC (“Vital”). Vital is an information technology solutions provider whose service offerings complement the TDS HMS portfolio of products. Vital is included in the TDS Telecom HMS segment for reporting purposes.

In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash, net of working capital adjustments.  In connection with the sale, a $4.2 million gain was recorded in (Gain) loss on asset disposals and exchanges, net in the Consolidated Statement of Operations for the nine months ended September 30, 2012.  At December 31, 2011, assets and liabilities of $49.6 million and $1.1 million, respectively, related to this wireless market were classified in the Consolidated Balance Sheet as “held for sale.”

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

TDS’ acquisitions during the nine months ended September 30, 2012 and 2011 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price

				Intangible assets subject to amortization (3)
					Net tangible assets/ (liabilities)
	Purchase price (1)
		Goodwill (2)	Licenses
(Dollars in thousands)
2012
U.S. Cellular licenses	$57,957	$-	$57,957	$-	$-
TDS Telecom HMS business	46,126	20,364	-	20,300	5,462
Total	$104,083	$20,364	$57,957	$20,300	$5,462

2011
U.S. Cellular licenses	$4,406	$-	$4,406	$-	$-
U.S. Cellular business	24,572	-	15,592	2,252	6,728
TDS Telecom HMS business	95,865	68,107	-	28,300	(542)
Non-Reportable segment business	983	522	15,220	3,194	(17,953)
Total	$125,826	$68,629	$35,218	$33,746	$(11,767)

(1)      Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

(2)      In 2012, the entire amount of Goodwill was amortizable for income tax purposes. In 2011, $0.7 million of acquired Goodwill was amortizable for income tax purposes.

(3)      The weighted average amortization period for Intangible assets subject to amortization was 8.1 years in 2012 and 8.0 years in 2011.

7.   Intangible Assets

Changes in TDS’ Licenses and Goodwill for the nine months ended September 30, 2012 and 2011 are presented below.

Licenses
	U.S. Cellular (1)		Non-Reportable Segment (2)
		TDS Telecom		Total
(Dollars in thousands)

Balance December 31, 2011	$1,475,994	$2,800	$15,220	$1,494,014
Acquisitions	57,957	-	-	57,957
Other	3,147	-	-	3,147
Balance September 30, 2012	$1,537,098	$2,800	$15,220	$1,555,118

Balance December 31, 2010	$1,457,326	$2,800	$-	$1,460,126
Acquisitions	4,406	-	15,220	19,626
Exchanges	11,842	-	-	11,842
Other	2,202	-	-	2,202
Balance September 30, 2011	$1,475,776	$2,800	$15,220	$1,493,796

Goodwill
	U.S. Cellular (1)	TDS Telecom			Non-Reportable Segment (2)
		ILEC	CLEC	HMS		Total
(Dollars in thousands)

Assigned value at time of acquisition	$622,681	$420,716	$29,440	$83,263	$4,317	$1,160,417
Accumulated impairment losses in prior periods	(333,900)	-	(29,440)	-	-	(363,340)
Balance December 31, 2011	288,781	420,716	-	83,263	4,317	797,077
Acquisitions	-	-	-	20,364	-	20,364
Impairment	-	-	-	-	(515)	(515)
Other	-	(258)	-	-	-	(258)
Balance September 30, 2012	$288,781	$420,458	$-	$103,627	$3,802	$816,668

Assigned value at time of acquisition	$622,681	$420,716	$29,440	$15,156	$3,802	$1,091,795
Accumulated impairment losses in prior periods	(333,900)	-	(29,440)	-	-	(363,340)
Balance December 31, 2010	288,781	420,716	-	15,156	3,802	728,455
Acquisitions	-	-	-	68,107	522	68,629
Balance September 30, 2011	$288,781	$420,716	$-	$83,263	$4,324	$797,084

(1)      Prior to January 1, 2009, TDS accounted for U.S. Cellular's share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS' Licenses and Goodwill, as required by GAAP in effect at that time.  Consequently, U.S. Cellular's Licenses and Goodwill on a stand-alone basis do not match the TDS consolidated Licenses and Goodwill related to U.S. Cellular.

(2)      "Non-Reportable Segment'' consists of amounts related to Suttle-Straus and, as of September 23, 2011, Airadigm. During the second quarter of 2012, a sustained decrease in TDS' stock price resulted in a triggering event, as defined by GAAP, requiring an interim impairment test of Licenses and Goodwill as of June 30, 2012. Based on this test, TDS concluded that the entire amount of Goodwill related to Airadigm was impaired resulting in an impairment loss of $0.5 million and no impairment of Licenses.

8.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $25.0 million and $22.1 million in the three months ended September 30, 2012 and 2011, respectively, and $73.8 million and $64.0 million in the nine months ended September 30, 2012 and 2011, respectively; of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $18.3 million and $16.6 million in the three months ended September 30, 2012 and 2011, respectively, and $54.6 million and $43.7 million in the nine months ended September 30, 2012 and 2011, respectively.  TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
(Dollars in thousands)
Revenues	$1,451,642	$1,392,082	$4,314,727	$4,081,942
Operating expenses	1,067,915	1,038,697	3,164,334	3,114,173
Operating income	383,727	353,385	1,150,393	967,769
Other income (expense), net	(334)	755	1,304	(83)
Net income	$383,393	$354,140	$1,151,697	$967,686

9.  Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the implementation of B/OSS is expected to take until 2013 to complete and total payments to Amdocs are estimated to be approximately $152.1 million (subject to certain potential adjustments). The $152.1 million will be paid in installments through the second half of 2013.  As of September 30, 2012, $77.6 million had been paid to Amdocs.

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

TDS has accrued $2.3 million and $1.9 million with respect to legal proceedings and unasserted claims as of September 30, 2012 and December 31, 2011, respectively. TDS has not accrued any amount for legal proceedings if it cannot estimate the amount of the possible loss or range of loss. TDS does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Subpoena

On November 1, 2011, TDS received a subpoena from the FCC’s Office of Inspector General requesting information regarding receipt of Federal Universal Service Fund support relating to TDS and its affiliates, which include U.S. Cellular. TDS has provided the information requested and has not received any further communications from the FCC regarding this matter after providing such information. TDS intends to fully cooperate with any further requests for information. TDS cannot predict any action that may be taken as a result of the request.

10.  Variable Interest Entities (VIEs)

Consolidated VIEs

As of September 30, 2012, TDS holds a variable interest in and consolidates the following VIEs under GAAP:

•         Aquinas Wireless L.P. (“Aquinas Wireless”);

•         King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless;

•         Carroll Wireless L.P. (“Carroll Wireless”) and Carroll PCS, Inc., the general partner of Carroll Wireless; and

•         Airadigm Communications, Inc.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. U.S. Cellular, TDS’ subsidiary, participated in spectrum auctions indirectly through its interests in Aquinas Wireless, King Street Wireless, Barat Wireless L.P. and Carroll Wireless, collectively, the “limited partnerships.” Each limited partnership participated in and was awarded spectrum licenses in one of four separate spectrum auctions (FCC Auctions 78, 73, 66, and 58). Each limited partnership qualified as a “designated entity” and thereby was eligible for bidding credits with respect to licenses purchased in accordance with the rules defined by the FCC for each auction. In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.

On September 7, 2012, U.S. Cellular acquired 100% of the ownership interest in Barat Wireless, Inc., the general partner of Barat Wireless L.P., for an immaterial amount.  Prior to this acquisition, TDS consolidated Barat Wireless L.P. and Barat Wireless, Inc. as VIEs.  Subsequent to the acquisition date these entities ceased to be VIEs but continue to be consolidated based on TDS’ controlling financial interest in the entities.

The power to direct the activities of Aquinas Wireless, King Street Wireless and Carroll Wireless that most significantly impact their economic performance is shared. Specifically, the general partner of each of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a TDS subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of the VIEs is shared, TDS has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated.

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

TDS’ capital contributions and advances made to these VIEs totaled $5.0 million and $35.5 million in the nine months ended September 30, 2012 and 2011, respectively.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30, 2012	December 31, 2011

(Dollars in thousands)
Assets
Cash and cash equivalents	$7,894	$13,299
Other current assets	4,004	3,719
Licenses and other intangible assets	414,709	501,829
Property, plant and equipment, net	31,006	27,642
Other assets and deferred charges	3,895	3,612
Total assets	$461,508	$550,101

Liabilities
Current liabilities	$9,503	$5,944
Deferred liabilities and credits	5,481	5,481
Total liabilities	$14,984	$11,425

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

Aquinas Wireless, King Street Wireless and Carroll Wireless were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. Airadigm is a Wisconsin-based wireless service provider.  As such, these entities have risks similar to the business risks described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2011.

U.S. Cellular began offering fourth generation Long-term Evolution (“4G LTE”) service in certain cities within its service areas during the first quarter of 2012 and has plans to continue the deployment of 4G LTE. U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless. Aquinas Wireless and Carroll Wireless are still in the process of developing long-term business plans.

On October 12, 2012, U.S. Cellular entered into an agreement to acquire 100% of the ownership interest in Carroll PCS, Inc., the general partner of Carroll Wireless L.P., for an immaterial amount.  The acquisition requires approval from the FCC and, if approved, is expected to close in the fourth quarter of 2012. Following the closing, Carroll Wireless L.P. and Carroll PCS, Inc. will cease to be VIEs but will continue to be consolidated.

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

Share repurchases made under these authorizations were as follows:

Nine Months Ended September 30,		Number of Shares	Average Cost Per Share	Amount
(Dollars and shares in thousands, except cost per share)
2012
	U.S. Cellular Common Shares	-	$-	$-
	TDS Common Shares	-	-	-

2011
	U.S. Cellular Common Shares	1,276	$48.82	$62,294
	TDS Common Shares	-	-	-
	TDS Special Common Shares	748	28.73	21,500

12.  Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,

	2012	2011
(Dollars in thousands)
Net income attributable to TDS shareholders	$123,708	$206,752
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(8,554)	(8,705)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchase of U.S. Cellular shares	-	(7,723)
Net transfers (to) from noncontrolling interests	(8,554)	(16,428)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$115,154	$190,324

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

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2012, net of estimated liquidation costs, is $160.1 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at September 30, 2012 was $65.1 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

13.  Business Segment Information

Financial data for TDS’ business segments for the three and nine month periods ended, or as of September 30, 2012 and 2011, is as follows. TDS Telecom’s incumbent local exchange carriers are designated as “ILEC” in the table, its competitive local exchange carrier is designated as “CLEC” and its Hosted and Managed Services operations are designated as “HMS.” During the quarter ended March 31, 2012, TDS reevaluated and changed its reportable business segments. Periods presented for comparative purposes have been re-presented to conform to the revised presentation. See Note 1 — Basis of Presentation for additional information.

		TDS Telecom					Non- Reportable Segment (1)	Other Reconciling Items (2)
Three Months Ended or as of	U.S. Cellular				TDS Telecom Eliminations	TDS Telecom Total
September 30, 2012		ILEC	CLEC	HMS					Total
(Dollars in thousands)
Operating revenues	$1,140,357	$144,050	$42,526	$36,428	$(2,587)	$220,417	$15,286	$(5,952)	$1,370,108
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	497,274	47,617	22,226	25,332	(2,180)	92,995	10,680	(490)	600,459
Selling, general and administrative expense	438,526	41,743	16,283	10,901	(407)	68,520	3,790	(4,619)	506,217
Adjusted OIBDA (3)	204,557	54,690	4,017	195	-	58,902	816	(843)	263,432
Depreciation, amortization and accretion expense	145,151	37,276	5,524	5,451	-	48,251	1,525	1,292	196,219
Loss on impairment of assets	-	-	-	-	-	-	-	-	-
(Gain) loss on asset disposals and exchanges, net	11,327	103	242	6	-	351	5	24	11,707
Operating income (loss)	48,079	17,311	(1,749)	(5,262)	-	10,300	(714)	(2,159)	55,506

Total assets	6,536,348	1,394,398	110,983	269,550	-	1,774,931	65,732	13,805	8,390,816
Capital expenditures	$199,104	$33,708	$5,402	$4,358	$-	$43,468	$294	$1,722	$244,588

		TDS Telecom					Non-Reportable Segment (1)	Other Reconciling Items (2)
Three Months Ended or as of	U.S. Cellular				TDS Telecom Eliminations	TDS Telecom Total
September 30, 2011		ILEC	CLEC	HMS					Total
(Dollars in thousands)
Operating revenues	$1,110,439	$151,232	$45,011	$17,055	$(2,492)	$210,806	$9,083	$(4,905)	$1,325,423
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	438,081	50,230	23,193	9,298	(2,081)	80,640	6,783	(370)	525,134
Selling, general and administrative expense	438,774	38,960	15,984	4,428	(411)	58,961	1,421	(6,479)	492,677
Adjusted OIBDA (3)	233,584	62,042	5,834	3,329	-	71,205	879	1,944	307,612
Depreciation, amortization and accretion expense	141,664	35,882	5,597	4,203	-	45,682	488	2,205	190,039
Loss on impairment of assets	-	-	-	-	-	-	-	-	-
(Gain) loss on asset disposals and exchanges, net	(9,700)	225	112	-	-	337	-	12	(9,351)
Operating income (loss)	101,620	25,935	125	(874)	-	25,186	391	(273)	126,924

Total assets	6,268,042	1,349,261	114,374	203,211	-	1,666,846	69,381	139,412	8,143,681
Capital expenditures	$248,042	$36,509	$4,731	$14,974	$-	$56,214	$78	$351	$304,685

		TDS Telecom					Non-Reportable Segment (1)	Other Reconciling Items (2)
Nine Months Ended or as of	U.S. Cellular				TDS Telecom Eliminations	TDS Telecom Total
September 30, 2012		ILEC	CLEC	HMS					Total
(Dollars in thousands)
Operating revenues	$3,336,878	$433,167	$130,770	$76,862	$(7,788)	$633,011	$45,300	$(16,121)	$3,999,068
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	1,352,401	143,965	67,492	50,196	(6,537)	255,116	31,418	(1,595)	1,637,340
Selling, general and administrative expense	1,315,823	126,473	49,312	24,268	(1,251)	198,802	12,198	(10,603)	1,516,220
Adjusted OIBDA (3)	668,654	162,729	13,966	2,398	-	179,093	1,684	(3,923)	845,508
Depreciation, amortization and accretion expense	439,391	112,888	16,479	14,272	-	143,639	4,624	4,508	592,162
Loss on impairment of assets	-	-	-	-	-	-	515	-	515
(Gain) loss on asset disposals and exchanges, net	11,819	305	367	105	-	777	(5)	16	12,607
Operating income (loss)	217,444	49,536	(2,880)	(11,979)	-	34,677	(3,450)	(8,447)	240,224

Total assets	6,536,348	1,394,398	110,983	269,550	-	1,774,931	65,732	13,805	8,390,816
Capital expenditures	$583,632	$93,726	$15,359	$13,000	$-	$122,085	$730	$(9,410)	$697,037

		TDS Telecom					Non-Reportable Segment (1)	Other Reconciling Items (2)
Nine Months Ended or as of	U.S. Cellular				TDS Telecom Eliminations	TDS Telecom Total
September 30, 2011		ILEC	CLEC	HMS					Total
(Dollars in thousands)
Operating revenues	$3,243,713	$450,187	$135,935	$29,922	$(7,426)	$608,618	$27,228	$(15,815)	$3,863,744
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	1,250,973	143,278	68,694	13,773	(6,151)	219,594	20,894	(1,168)	1,490,293
Selling, general and administrative expense	1,302,436	114,518	47,719	9,660	(1,275)	170,622	4,728	(16,414)	1,461,372
Adjusted OIBDA (3)	690,304	192,391	19,522	6,489	-	218,402	1,606	1,767	912,079
Depreciation, amortization and accretion expense	431,581	109,198	16,526	8,638	-	134,362	1,437	6,517	573,897
Loss on impairment of assets	-	-	-	-	-	-	-	-	-
(Gain) loss on asset disposals and exchanges, net	(5,741)	511	190	57	-	758	(1)	14	(4,970)
Operating income (loss)	264,464	82,682	2,806	(2,206)	-	83,282	170	(4,764)	343,152

Total assets	6,268,042	1,349,261	114,374	203,211	-	1,666,846	69,381	139,412	8,143,681
Capital expenditures	$506,082	$91,500	$15,182	$21,108	$-	$127,790	$2,571	$6,953	$643,396

(1)    Represents Suttle-Straus and, as of September 23, 2011, Airadigm.

(2)    Consists of corporate operations and intercompany eliminations between U.S. Cellular, TDS Telecom, the Non-Reportable Segment and corporate operations.

(3)    Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the loss on impairment of assets (if any); and the net gain or loss on asset disposals and exchanges (if any).  Adjusted OIBDA excludes the loss on impairment of assets (if any) and the net gain or loss on asset disposals and exchanges (if any) in order to show operating results on a more comparable basis from period to period.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual; such gains or losses may occur in the future.

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

14.  Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards:

TDS
	Nine Months Ended
	September 30,
	2012	2011
(Dollars and shares in thousands)
Common Shares withheld (1)	-	-
Special Common Shares withheld (1)	1	5

Aggregate value of Common Shares withheld	$5	$-
Aggregate value of Special Common Shares withheld	33	167

Cash receipts upon exercise of stock options	$16	$1,462
Cash disbursements for payment of taxes (2)	(39)	(60)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(23)	$1,402

U.S. Cellular
	Nine Months Ended
	September 30,
	2012	2011
(Dollars and shares in thousands)
Common Shares withheld (1)	78	120

Aggregate value of Common Shares withheld	$3,076	$5,942

Cash receipts upon exercise of stock options	$793	$5,258
Cash disbursements for payment of taxes (2)	(3,092)	(3,503)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(2,299)	$1,755

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

Under the American Recovery and Reinvestment Act of 2009, (“the Recovery Act”), TDS Telecom was awarded $105.1 million in federal grants and will provide $30.9 million of its own funds to complete 44 projects to provide broadband access in unserved areas. TDS Telecom received $8.6 million in grants during the nine months ended September 30, 2012.  These funds reduced the carrying amount of the assets to which they relate. TDS Telecom had recorded $13.3 million and $7.7 million in grants receivable at September 30, 2012 and 2011, respectively.  These amounts were included as a component of Accounts receivable, Other, in the Consolidated Balance Sheet.

TDS declared and paid dividends of $39.9 million or $0.3675 per share during the nine months ended September 30, 2012.  TDS declared and paid dividends of $36.5 million or $0.3525 per share during the nine months ended September 30, 2011.

15.  Subsequent Events

Auction 901 Mobility Funds

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901.  U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901. As announced on October 3, 2012, U.S. Cellular and its subsidiaries were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in support from the Mobility Fund.  As part of the auction rules, winning bidders must complete network build out projects to provide 3G or 4G service to these areas within two or three years, respectively, and must also make their networks available to other providers for roaming.  Winning bidders will receive support funding primarily upon achievement of coverage milestones defined in the auction rules.

Sprint Transaction

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Nextel Corporation (“Sprint”).   The Purchase and Sale Agreement provides that U.S. Cellular will transfer customers and certain PCS license spectrum to Sprint in U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets in consideration for $480 million in cash at closing, subject to pro-rations of certain assets and liabilities.

U.S. Cellular will retain other assets and liabilities related to the transferred markets, including network assets, retail stores and related equipment, other buildings and facilities.  The transaction does not affect spectrum licenses held by VIEs that are not currently used in the operations of the transferred markets. The Purchase and Sale Agreement also contemplates certain other agreements, including customer and network transition services agreements.  The customer and network transition services agreements will require that U.S. Cellular provide customer, billing and network services to Sprint for a period of up to 24 months after the closing date, and Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular’s cost, including applicable overhead allocations.  In addition, these agreements will require Sprint to reimburse U.S. Cellular for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee severance expenses, in an amount not to exceed $200 million in the aggregate.

The transaction is subject to FCC approval, compliance with the Hart-Scott-Rodino Act and other conditions.  Subject to the satisfaction or (if permitted) waiver of all conditions, the transaction is expected to close by mid-2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 5.8 million wireless customers and 1.0 million wireline customer connections at September 30, 2012. TDS conducts substantially all of its wireless operations through its 84%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”), and provides Hosted and Managed Services (“HMS”), under its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its majority‑owned subsidiary, Suttle-Straus, Inc. (“Suttle-Straus”) and provides wireless services through its majority-owned subsidiary, Airadigm Communications, Inc. (“Airadigm”), a Wisconsin-based service provider.  Airadigm operates independently from U.S. Cellular and at this time, there are no plans to combine the operations of these subsidiaries.  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations in the three or nine months ended September 30, 2012.

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

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Nextel Corporation (“Sprint”). The Purchase and Sale Agreement also contemplates certain other agreements, including customer and network transition services agreements (collectively referred to as the “Sprint Transaction”). The discussion and analysis contained herein is subject to the discussion of the Sprint Transaction described below.

Sprint Transaction

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint.

As more fully described below, the Purchase and Sale Agreement provides that U.S. Cellular will transfer to Sprint certain rights and assets (collectively, the “Subject Assets”), and Sprint will assume certain liabilities (“Subject Liabilities”), related to certain operating markets in U.S. Cellular’s Mid-Central region (the “Subject Markets”), in consideration for $480 million in cash at closing (“Purchase Price”), subject to pro-rations of certain assets and liabilities.  U.S. Cellular will retain all other assets (“Retained Assets”) and liabilities (“Retained Liabilities”) related to the Subject Markets.

The Purchase and Sale Agreement also contemplates certain other agreements as discussed below, including transition services agreements and a spectrum manager lease agreement.

The transaction is subject to FCC approval, compliance with the Hart-Scott-Rodino Act and other conditions.  Subject to the satisfaction or (if permitted) waiver of all conditions, the transaction is expected to close by mid-2013.

Management and the TDS Board of Directors and U.S. Cellular Board of Directors considered various alternatives and the TDS and U.S. Cellular Boards of Directors determined to enter into this transaction as part of a decision to divest low-margin markets and focus U.S. Cellular’s efforts and capital on its higher-margin markets.  The transaction will better position U.S. Cellular to invest its resources in markets where it is more likely to succeed.  U.S. Cellular’s strategic priority is to drive growth and profitability in its stronger markets.

Selected pro forma information related to the Sprint Transaction for the nine months ended or at September 30, 2012:

(dollars in millions)	As Reported	Sprint Transaction Markets	Remaining Markets

Postpaid Customers (1)	5,175,000	488,000	4,687,000
Prepaid Customers (1)	386,000	81,000	305,000
Reseller Customers (1)	247,000	16,000	231,000
Total Customers	5,808,000	585,000	5,223,000
Market penetration in consolidated operating markets (1)	12.4%	3.9%	16.2%
Postpaid churn rate (1)	1.6%	2.8%	1.5%

TDS Operating revenues (2)	$3,999.1	$340.2	$3,658.9
U.S. Cellular Service revenues (2)	$3,089.9	$340.2	$2,749.7
TDS Capital expenditures (2)	$697.0	$50.1	$646.9
U.S. Cellular Capital expenditures (2)	$583.6	$50.1	$533.5

(1)      See “Results of Operations – U.S. Cellular” for the nine months ended September 30, 2012, for a further description of customers, market penetration and churn rate.

(2)      The As-Reported amounts represent GAAP financial measures and the Sprint Transaction Markets and Remaining Markets amounts represent non-GAAP financial measures.  TDS believes that the amounts under Sprint Transaction Markets and Remaining Markets may be useful to investors and other users of its financial information in evaluating the pro forma amounts for the Remaining Markets excluding the markets subject to the Sprint Transaction.

The Subject Markets include U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets.  Service revenues for these markets were approximately $340 million for the nine months ended September 30, 2012 and approximately $489 million for the twelve months ended December 31, 2011. U.S. Cellular is not transferring and will continue to operate and provide service in Peoria, Rockford and certain other areas in Illinois, and in Columbia, Sedalia, Jefferson City and certain other areas in Missouri.

The Subject Assets include customers (the “Subject Customers”) and certain wireless license spectrum (the “Subject License Spectrum”) in the Subject Markets.

Based on information as of September 30, 2012, the number of Subject Customers to be transferred is approximately 569,000 retail customers, consisting of 488,000 postpaid customers and 81,000 prepaid customers, and approximately 16,000 reseller customers, for a total of approximately 585,000 total customers.

The Subject License Spectrum includes most of U.S. Cellular’s PCS licenses in the Subject Markets.  U.S. Cellular will retain its direct and indirect ownership interests in other spectrum in the Subject Markets.  The transaction does not affect spectrum licenses held by variable interest entities consolidated by U.S. Cellular that are not currently used in the operations of the transferred markets.

The Subject Liabilities that will be assumed by Sprint include only (i) liabilities as of the closing relating to the Subject Customers and (ii) liabilities arising after the closing relating to the Subject Assets.

The Retained Assets include all assets other than the Subject Assets, including cash, accounts receivable, inventory, naming rights, real estate, cell sites including towers, network equipment, stores, retail equipment, furniture and fixtures, and all other assets, including the corporate and other facilities located in the Subject Markets.

The Retained Liabilities include all liabilities other than the Subject Liabilities, including accounts payable, accrued expenses, liabilities to employees, taxes, and obligations under benefit plans, contracts, leases and asset retirement obligations.

Also, the Purchase and Sale Agreement contemplates that the following agreements will be entered into as of the closing:

1.  A Customer Transition Services Agreement, pursuant to which U.S. Cellular would continue to provide customer service and billing to, and collect accounts receivable from, the Subject Customers for a period of up to 24 months following the closing.  Sprint will reimburse U.S. Cellular for providing such services.

2.  A Network Transition Services Agreement, pursuant to which U.S. Cellular would continue to use the Retained Assets to provide network services to Sprint in the Subject Markets, for a period of up to 24 months following the closing.  Sprint will reimburse U.S. Cellular for providing such services.

3.  A Spectrum Manager Lease Agreement which provides that Sprint, as lessor, would lease the Subject Licenses to U.S. Cellular, as lessee, so that U.S. Cellular will have FCC authority to operate the network during the transition period.  U.S. Cellular is not required to make any lease payments to Sprint under this agreement.

4.  A Brand License Agreement which provides that Sprint will have the rights to continue to use U.S. Cellular’s tradenames, trademarks and service marks in the Subject Markets during the transition period.  No additional payments are due by Sprint to U.S. Cellular under this agreement.

5.  An Amendment to the Sprint/U.S. Cellular Intercarrier Roaming Agreement.

After the closing, the Subject Customers will cease to be customers of U.S. Cellular and become customers of Sprint. On and after the closing, U.S. Cellular will bill customers and collect accounts receivable on behalf of Sprint pursuant to the Customer Transition Services Agreement for up to 24 months following the closing.  Sprint will provide notice to U.S. Cellular when to discontinue these transition services.

After the closing, U.S. Cellular will retain and continue to operate the Retained Assets pursuant to the Network Transition Services Agreement.  As of September 30, 2012, there were approximately 1,700 cell sites in the Subject Markets, which will be retained and operated by U.S. Cellular to provide network services to Sprint during the transition period.  During this transition period, Sprint will provide notice to U.S. Cellular as to how and when to decommission certain network assets.

U.S. Cellular expects to incur network-related exit costs in the Subject Markets as a result of the transaction, including: (i) costs to decommission cell sites and mobile telephone switching office (MTSO) sites, (ii) costs to terminate real property leases, (iii) costs to terminate certain network access arrangements, and (iv) costs for employee termination benefits that are paid to specified engineering employees in the Subject Markets.

Pursuant to the transition services agreements, Sprint will reimburse U.S. Cellular (i) actual cell site rent expenses during the transition period, (ii) actual costs to decommission cell sites and MTSO sites in the Subject Markets, (iii) actual costs to terminate cell site real property leases in the Subject Markets, (iv) actual costs to terminate certain network access arrangements with respect to the Subject Markets and (v) employee termination benefits (excluding retention) that are paid to specified engineering employees in the Subject Markets.  The aggregate reimbursement by Sprint to U.S. Cellular for the foregoing will not exceed $200 million (the “Sprint Cost Reimbursement”).  In addition to the Sprint Cost Reimbursement, Sprint will reimburse U.S. Cellular for the provision of customer, billing and network services to Sprint for a period of up to 24 months after the closing date, and Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular’s cost, including applicable overhead allocations.

Sprint will not purchase or assume any of U.S. Cellular’s retail locations, distribution points or agent relationships. The transaction will result in the closure of approximately 100 company-owned stores and the termination of related retail associates, along with the termination of agent and sub-agent relationships related to approximately 150 stores in these markets. U.S. Cellular will also cease to distribute U Prepaid in Wal-Mart stores in these markets.  U.S. Cellular will develop a plan to close these stores and terminate these arrangements over the next few months that will be effective on or about the time of the closing.

U.S. Cellular expects to incur costs associated with store closures and agent terminations in the Subject Markets, including: (i) costs to terminate leases for company-owned retail stores, (ii) costs for employee termination benefits that are paid to retail and support employees, and (iii) costs to terminate certain agent and sub-agent relationships.

Upon the completion of the transaction, U.S. Cellular expects to reduce its workforce by approximately 1,000 employees in these markets, primarily store employees, but also including engineering employees and support staff.  Most of these employees will continue to work through the closing and some of the employees will continue to be retained through the completion of the transition services to continue to serve customers and operate the network pursuant to the Customer Transition Services Agreement and the Network Transition Services Agreement.

Between the date of the Purchase and Sale Agreement and the closing, the operating results of the Subject Markets will continue to be presented in continuing operations and will not be presented as discontinued operations.

As a result of the transaction, TDS will review goodwill and intangible assets for impairment in the fourth quarter of 2012.  TDS is not able to predict the outcome of those impairment reviews.  Financial impacts of the transaction will be classified in the Statement of Operations within Operating income. As a result of the transaction and the related impacts on U.S. Cellular’s Retained Assets discussed herein, TDS expects to recognize the following amounts in its Statement of Operations between the date the Purchase and Sale Agreement is signed and the end of the transition services period:

•         Proceeds from Sprint, including reimbursements, less licenses transferred, allocated goodwill and transaction costs, are estimated to be in the amount of approximately $480 million to $505 million;

•         Employee related costs including severance, retention and outplacement of retail, engineering and related support employees, are estimated to be $15 million to $25 million;

•         Contract termination costs related to terminating network backhaul agreements, retail store leases, agent agreements, and network site leases are estimated to be $125 million to $175 million;

•         Incremental accelerated depreciation, amortization and accretion, net of salvage values, of $90 million to $185 million as a result of reducing the useful lives of certain property, plant and equipment and accelerating the settlement dates of asset retirement obligations.  This represents the incremental depreciation, amortization and accretion on Retained Assets that is expected to be recognized in excess of the amount that would have been recognized absent the transaction.  Such incremental amount will be recognized from the signing date through the termination date of the Network Transition Services Agreement and the Customer Transition Services Agreement, as applicable; and

•         Non-cash charges for the write-off and write-down of various operating assets and liabilities in the amount of $10 million to $25 million between the signing date and the closing date.  These charges will be recognized in various components of operating expenses.

As noted above, the Purchase Price is $480 million, net of certain pro-rations, to be received upon the closing of the Purchase and Sale Agreement, and the Sprint Cost Reimbursement is up to $200 million.  After the closing, TDS intends to invest the Purchase Price in excess of exit costs and tax payments in temporary investments and these funds will be available for use for general corporate purposes. This will increase TDS’ liquidity and capital resources at that time, subject to the below cash expenditures and income taxes.

As a result of the transaction and the related impacts on U.S. Cellular’s Retained Assets discussed above, TDS expects net cash flows of the following:

(dollars in millions)	Cash Inflow (Outflow)
Purchase price	$480
Sprint Cost Reimbursement	$150 - 200
Total proceeds	$630 - 680
Cash expenditures:
Employee related costs	$(15) - (25)
Contract termination costs	$(125) - (175)
Costs of decommissioning cell sites and MTSO's	$(50) - (60)
Transaction costs	Approximately $(5)

Net cash proceeds from the transaction after consideration of the amounts above and income taxes are expected to be $275 million to $350 million.  Such net cash proceeds will be realized over the period from the date of signing the Purchase and Sale Agreement to the end of the transition services agreements.

Following the closing, TDS will no longer receive Operating revenues in the Subject Markets, including revenues from the transferred Subject Customers and roaming revenues in the Subject Markets.

However, following the closing, TDS will continue to incur Cost of services and products expenses, Selling, general and administrative expenses and Depreciation, amortization and accretion in the Subject Markets in order for U.S. Cellular to provide transition services to Sprint for a period of up to 24 months following the closing.  However, these costs will be largely offset by the amounts to be reimbursed by Sprint to the extent provided pursuant to the Customer Transition Service Agreement and the Network Transition Services Agreement.

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

Historically, TDS has reported the following business segments: U.S. Cellular, ILEC (which included HMS operations), CLEC, and Non-Reportable Segment which includes Suttle-Straus and, as of September 23, 2011, Airadigm. TDS’ Corporate operations and intercompany eliminations have been included in “Other Reconciling Items” for purposes of business segment disclosure.  As a result of recent acquisitions and changes in TDS’ strategy, operations, personnel and internal reporting, TDS reevaluated and changed its reportable business segments in the quarter ended March 31, 2012. TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 are U.S. Cellular, CLEC, ILEC, HMS, and the Non-Reportable Segment.  Periods presented for comparative purposes have been re-presented to conform to this revised presentation.

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

U.S Cellular

U.S. Cellular provides wireless telecommunications services to approximately 5.8 million customers in five geographic market areas in 26 states. As of September 30, 2012, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.4%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

Financial and operating highlights in the nine months ended September 30, 2012 included the following:

•        Total customers were 5,808,000 at September 30, 2012, including 5,561,000 retail customers.

•        In May 2012, U.S. Cellular began offering U Prepaid, a no contract wireless service, in select Walmart stores within its service areas.

•        In late March 2012, U.S. Cellular, in conjunction with King Street Wireless L.P., began offering fourth generation Long-term Evolution (“4G LTE”) service; as of September 30, 2012, the 4G LTE network covered approximately 30 percent of U.S. Cellular’s customers.  4G LTE enhances the wireless experience by significantly increasing both the speed and data capacity available compared to 3G networks. See Note 10 — Variable Interest Entities (VIEs) in the Notes to the Consolidated Financial Statements for additional information about King Street Wireless.

•        Retail customer gross additions were 900,000 in 2012 compared to 766,000 in 2011.  Increases were achieved in both the postpaid and prepaid categories (7% and 54%, respectively), the latter driven primarily by the aforementioned introduction of U Prepaid.

•        Retail customer net losses were 43,000 in 2012 compared to net losses of 112,000 in 2011.  In the postpaid category, there was a net loss of 124,000 in 2012 compared to a net loss of 97,000 in 2011. In the prepaid category, net additions were 81,000 in 2012 compared to net losses of 15,000 in 2011.

•        Postpaid customers comprised approximately 93% of U.S. Cellular’s retail customers as of September 30, 2012. The postpaid churn rate was 1.6% in 2012 compared to 1.4% in 2011. The prepaid churn rate was 6.1% in 2012 compared to 6.9% in 2011.

•        Postpaid customers on smartphone service plans increased to 39% as of September 30, 2012 compared to 26% as of September 30, 2011. In addition, smartphones represented 53% of all devices sold in 2012 compared to 41% in 2011.

•        Service revenues of $3,089.9 million increased $66.2 million year-over-year, primarily due to continued growth in both data revenues from U.S. Cellular customers and inbound data roaming revenues.

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

•        In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash net of working capital adjustments.  In connection with the sale, a $4.2 million gain was recorded in (Gain) loss on asset disposals and exchanges, net in the Consolidated Statement of Operations.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•        Impacts of the Sprint Transaction including, but not limited to, the ability to obtain regulatory approval, successfully complete the transaction and the actual financial impacts of such transaction;

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

•        Expanded distribution of products and services, such as U Prepaid and postpaid plans, in third-party national retailers;

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

•        Further consolidation among carriers in the wireless industry, which could result in increased competition for customers and/or cause roaming revenues to decline;

•        Costs of continued enhancements to U.S. Cellular’s wireless networks;

•        Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission (“FCC”), including uncertainty relating to the impacts on universal service funding, intercarrier compensation and other matters of the Connect America Fund & Intercarrier Compensation Reform Order and Further Notice of Proposed Rulemaking released by the FCC on November 18, 2011 and which is currently under appeal before the United States Court of Appeals for the Tenth Circuit;

•        The FCC’s adoption of mandatory 4G roaming rules, which are currently under appeal before the United States Court of Appeals for the District of Columbia, may be of assistance in the negotiation of data roaming agreements with other wireless operators in the future;

•        Exclusive arrangements between manufacturers of wireless devices and other carriers, or other economic or competitive factors, that restrict U.S. Cellular’s access to devices desired by customers; and

•        Possible effects of industry litigation relating to patents, other intellectual property or otherwise, that may restrict U.S. Cellular’s access to devices for sale to customers.

See “Results of Operations—U.S. Cellular.”

2012 U.S. Cellular Estimates

U.S. Cellular’s estimates of full-year 2012 results before effects of the Sprint Transaction are shown below. Such estimates represent U.S. Cellular’s views as of the date of filing of TDS’ Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarterly period ended September 30, 2012. Such forward‑looking statements should not be assumed to be current as of any future date. U.S. Cellular undertakes no duty to update such information whether as a result of new information, future events or otherwise. There can be no assurance that final results will not differ materially from such estimated results.

	2012 Estimated Results (1)	Previous Estimates (2)
Service revenues	$4,075-$4,125 million	$4,050 - $4,150 million
Operating income (3)	$200-$250 million	$200 - $300 million
Depreciation, amortization and accretion expenses, and impairment of assets and net gain or loss on asset disposals and exchanges (3)	Approx. $600 million	Unchanged
Adjusted OIBDA (3)(4)	$800-$850 million	$800 - $900 million
Capital expenditures	Approx. $850 million	Unchanged

(1)    These estimates are based on U.S. Cellular’s current plans, which include a multi-year deployment of 4G LTE technology which commenced in 2011.  New developments or changing conditions (such as customer net growth, customer demand for data services or possible acquisitions, dispositions or exchanges) could affect U.S. Cellular’s plans and, therefore, its 2012 estimated results.  These estimates are before the effects of the Sprint Transaction.  The Company expects to incur incremental operating expenses in the fourth quarter of 2012 in the range of $30 to $60 million for severance, incremental accelerated depreciation, asset write-downs and other costs related to this transaction, which will decrease Operating income, increase Depreciation, amortization and accretion expenses, and impairment of assets and net gain or loss on asset disposals and exchanges, and decrease OIBDA.

(2)    The 2012 Estimated Results as disclosed in TDS’ Quarterly Report on Form 10-Q for the period ended June 30, 2012.

(3)    The 2012 Estimated Results do not include any estimate for unrecognized net gains or losses related to disposals and exchanges of assets or losses on impairments of assets (since such transactions and their effects are uncertain).

(4)    Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the loss on impairment of assets (if any); and the net gain or loss on asset disposals and exchanges (if any).  A more detailed description of Adjusted OIBDA is presented with Note 13 — Business Segment Information in the Notes to the Consolidated Financial Statements.

U.S. Cellular management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that U.S. Cellular has taken and will be taking. However, the current general economic and competitive conditions in the markets served by U.S. Cellular have created a challenging environment that could continue to significantly impact actual results. U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of wireless devices and other products, and outstanding customer service. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi-device users among its existing customers, and attracting wireless users switching from other wireless carriers, rather than by adding users that are new to wireless service. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its distribution channels, enhance its Internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

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

TDS Telecom’s financial results for the nine months ended September 30, 2012 included the following:

•        Operating revenues increased $24.4 million or 4% to $633.0 million in 2012. The increase was primarily due to $46.0 million from acquisitions of two HMS companies, partially offset by a decrease in revenues due to declines in ILEC and CLEC connections and a decline in revenue received from regulatory recovery mechanisms.

•        Operating expenses increased $73.0 million or 14% to $598.3 million in 2012 primarily due to $45.0 million in operating costs associated with acquisitions of two HMS companies, coupled with the impacts of discrete expense reductions recorded in 2011 including insurance proceeds, the refund of certain prior year regulatory contributions and the settlement of a legal dispute.

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

•        Uncertainty related to the National Broadband Plan and other rulemaking by the FCC, including uncertainty related to future funding from the Universal Service Fund (“USF”), broadband requirements, intercarrier compensation and changes in access reform; and

•        Potential acquisitions by TDS Telecom, including potential acquisitions of HMS businesses.

See “Results of Operations—TDS Telecom.”

2012 TDS Telecom Estimates

TDS Telecom’s estimates of full-year 2012 results are shown below. Such estimates represent TDS Telecom’s views as of the filing date of TDS’ Form 10-Q for the quarter ended September 30, 2012. Such forward-looking statements should not be assumed to be current as of any future date.  TDS undertakes no duty to update such information whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from these estimated results.

	2012 Estimated Results (1)	Previous Estimates (2)
TDS Telecom Operations:
Operating revenues	$850 - $860 million	$850 - $880 million
Operating income	$40 - $50 million	$50 - $70 million
Depreciation, amortization and accretion expenses, and loss on impairment of assets and net gain or loss on asset disposals and exchanges (3)	Approx. $195 million	Unchanged
Adjusted OIBDA (4)	$235 - $245 million	$245 - $265 million
Capital expenditures	$175 - $190 million	$170 - $190 million

(1)    These estimates are based on TDS Telecom’s current plans, which include a multi-year deployment of IPTV that commenced in 2011.  New developments or changing conditions (such as costs to deploy, agreements for content or franchises, or possible acquisitions, dispositions or exchanges) could affect TDS Telecom’s plans and therefore, its 2012 estimated results.

(2)    The 2012 Estimated Results as disclosed in TDS’ Quarterly Report on Form 10-Q for the period ended June 30, 2012.

(3)    The 2012 Estimated Results do not include any estimate for unrecognized net gains or losses related to disposals and exchanges of assets or losses on impairments of assets (since such transactions and their effects are uncertain).

(4)    Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the loss on impairment of assets (if any); and the net gain or loss on asset disposals and exchanges (if any).  A more detailed description of Adjusted OIBDA is presented with Note 13 — Business Segment Information in the Notes to the Consolidated Financial Statements.

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

FCC Reform Order

On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, establishing a new, broadband-focused support mechanism, and proposing further rules to advance reform.

U.S. Cellular

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

U.S. Cellular’s current USF support is scheduled to be phased down.  Support for 2012 (excluding certain adjustments) was frozen on January 1, 2012 using support for 2011 as a baseline and was reduced by 20% starting in July 2012.  The estimated reduction in USF support that U.S. Cellular otherwise would have received in 2012 is approximately $16 million.  Support will be further reduced by 20% in July of each subsequent year; however, if the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time with a 40% reduction in support, until such time as the Phase II Mobility Fund is operational.

At this time, U.S. Cellular cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order or whether reductions in support will be fully offset with additional support from the CAF or the Mobility Fund.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901.  As announced on October 3, 2012, U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901. U.S. Cellular and its subsidiaries were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in support from the Mobility Fund.  As part of the auction rules, winning bidders must complete network build out projects to provide 3G or 4G service to these areas within two or three years, respectively, and must also make their networks available to other providers for roaming.  Winning bidders will receive support funding primarily upon achievement of coverage milestones defined in the auction rules.

TDS Telecom

Prior to the Reform Order, the intercarrier compensation system had carriers recovering their costs, in part, from one another. The system generally ensured that TDS Telecom was able to recover its costs. The Reform Order established certain rules for transitioning, over time, from the prior system to one where carriers will recover their costs directly from their end user subscribers. The Reform Order also included a Further Notice of Proposed Rulemaking seeking comment on a range of follow up proposals. The future proposed rulemaking is especially important to TDS Telecom, as numerous issues relevant to rate of return carriers, such as TDS Telecom, will be addressed in it. The Reform Order is also the subject of numerous Petitions for Reconsideration, which ask the FCC to reconsider portions of its decision, and it is also the subject of numerous judicial appeals. TDS Telecom cannot predict the outcome of future rulemaking, reconsideration and legal challenges and as a consequence, the impacts these may have on TDS Telecom's Network access revenues.

Cash Flows and Investments

As of September 30, 2012, TDS and its subsidiaries had the following: Cash and cash equivalents totaling $589.3 million; Short-term investments in the form of U.S. treasury securities and corporate notes aggregating $180.6 million; Long-term investments in the form of U.S. treasury securities and corporate notes of $10.2 million; and borrowing capacity under their revolving credit facilities of $699.6 million.  Also, during the nine months ended September 30, 2012, TDS and its subsidiaries generated $760.5 million of Cash flows from operating activities. Management believes that cash on hand, expected future cash flows from operating activities and sources of external financing provide substantial liquidity and financial flexibility and are sufficient to permit TDS and its subsidiaries to finance their contractual obligations and anticipated capital and operating expenditures for the foreseeable future.

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information related to cash flows, investments and revolving credit agreements.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

RESULTS OF OPERATIONS — CONSOLIDATED

				Percentage Change
Nine Months Ended September 30,	2012	2011	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$3,336,878	$3,243,713	$93,165	3%
TDS Telecom	633,011	608,618	24,393	4%
All other (1)	29,179	11,413	17,766	>100%
Total operating revenues	3,999,068	3,863,744	135,324	4%
Operating expenses
U.S. Cellular	3,119,434	2,979,249	140,185	5%
TDS Telecom	598,334	525,336	72,998	14%
All other (1)	41,076	16,007	25,069	>100%
Total operating expenses	3,758,844	3,520,592	238,252	7%
Operating income (loss)
U.S. Cellular	217,444	264,464	(47,020)	(18)%
TDS Telecom	34,677	83,282	(48,605)	(58)%
All other (1)	(11,897)	(4,594)	(7,303)	>(100)%
Total operating income	240,224	343,152	(102,928)	(30)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	73,796	64,031	9,765	15%
Interest and dividend income	6,894	6,916	(22)	-
Gain (loss) on investment	(3,728)	26,103	(29,831)	>(100)%
Interest expense	(68,100)	(94,184)	26,084	28%
Other, net	196	1,501	(1,305)	>(100)%
Total other income (expenses)	9,058	4,367	4,691	>100%

Income before income taxes	249,282	347,519	(98,237)	(28)%
Income tax expense	85,619	95,264	(9,645)	(10)%

Net income	163,663	252,255	(88,592)	(35)%
Less: Net income attributable to noncontrolling interests, net of tax	(39,955)	(45,503)	5,548	12%
Net income attributable to TDS shareholders	123,708	206,752	(83,044)	(40)%
Preferred dividend requirement	(37)	(37)	-	-
Net income available to common shareholders	$123,671	$206,715	$(83,044)	(40)%

Basic earnings per share attributable to TDS shareholders (2)	$1.14	$1.90	$(0.76)	(40)%

Diluted earnings per share attributable to TDS shareholders (2)	$1.13	$1.89	$(0.76)	(40)%

N/M – Not meaningful

(1)    Consists of Non-Reportable Segment, corporate operations and intercompany eliminations between U.S. Cellular, TDS Telecom, the Non-Reportable Segment and corporate operations.

(2)    On January 13, 2012, TDS shareholders approved a Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS.  Shares outstanding at December 31, 2011, as well as average basic and diluted shares outstanding used to calculate earnings per share as of the beginning of all periods presented, have been retroactively restated to reflect the impact of the increased shares outstanding as a result of the Share Consolidation Amendment.  See Note11 — Common Stockholder's Equity in the Notes to Consolidated Financial Statements for additional information.

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

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $54.6 million and $43.7 million to Equity in earnings of unconsolidated entities in 2012 and 2011, respectively.  The remaining change resulted from decreases in net income of other equity interests.

Gain (loss) on investment

Gain (loss) on investment includes, in 2012, a provision for loss of $3.7 million related to a note receivable and preferred stock acquired by U.S. Cellular in connection with an acquisition in 1998, and, in 2011, a $13.4 million gain from the adjustment of a pre-existing noncontrolling interest for which U.S. Cellular purchased the remaining interest in May 2011 and a $12.7 million gain as a result of TDS’ acquisition of Airadigm in September 2011.

Interest expense

The decrease in interest expense was due primarily to the write-off of unamortized debt issuance costs in 2011 of $15.4 million related to TDS’ and U.S. Cellular’s senior notes redeemed in May and June 2011, respectively, as well as the result of increases in capitalized interest on projects related to network and system enhancements in 2012.  Capitalized interest was $15.2 million and $9.7 million for 2012 and 2011, respectively.

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

	Nine Months Ended September 30,

	2012	2011
(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$24,686	$28,477
Noncontrolling shareholders’ or partners’	15,269	17,026
	$39,955	$45,503

RESULTS OF OPERATIONS — U.S. CELLULAR

TDS provides wireless telephone service through U.S. Cellular, an 84%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s consolidated operations.

As of September 30, (1)	2012	2011

Customers
Customers on postpaid service plans in which the end user is a customer of U.S. Cellular (“postpaid customers”)	5,175,000	5,322,000
Customers on prepaid service plans in which the end user is a customer of U.S. Cellular (“prepaid customers”)	386,000	299,000
Total retail customers	5,561,000	5,621,000
End user customers acquired through U.S. Cellular’s agreements with third parties (“reseller customers”)	247,000	311,000
Total customers	5,808,000	5,932,000

Total market population of consolidated operating markets (2)	46,966,000	46,888,000
Market penetration in consolidated operating markets (2)	12.4%	12.7%

Total market population of consolidated operating and non-operating markets (2)	92,996,000	91,965,000
Market penetration in consolidated operating and non-operating markets (2)	6.2%	6.5%

Employees
Full-time employees	7,435	7,841
Part-time employees	975	1,024
Total employees	8,410	8,865

Cell sites in service	7,984	7,828
Smartphone penetration (3)(4)	38.6%	26.2%

For the Nine Months Ended September 30, (5)	2012	2011
Net retail customer additions (losses) (6)	(43,000)	(112,000)
Net customer additions (losses) (6)	(78,000)	(145,000)

Average monthly service revenue per customer (7)
Service revenues per Consolidated Statement of Operations (000s)	$3,089,932	$3,023,752
Divided by total average customers during period (000s)	5,826	5,997
Divided by number of months in each period	9	9
Average monthly service revenue per customer	$58.93	$56.02

Postpaid churn rate (8)	1.6%	1.4%
Prepaid churn rate (8)	6.1%	6.9%
Smartphones sold as a percent of total devices sold (3)	53.0%	40.6%

(1)    Amounts include results for U.S. Cellular’s consolidated markets as of September 30.

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

(8)    Churn rates represent the percentage of the postpaid or prepaid customer base that disconnects service each month. These amounts represent the average monthly postpaid or prepaid churn rates for the nine months ended September 30 of the respective year.

Components of Operating Income

Nine Months Ended September 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Retail service	$2,661,965	$2,604,431	$57,534	2%
Inbound roaming	272,627	254,956	17,671	7%
Other	155,340	164,365	(9,025)	(5)%
Service revenues	3,089,932	3,023,752	66,180	2%
Equipment sales	246,946	219,961	26,985	12%
Total operating revenues	3,336,878	3,243,713	93,165	3%

System operations (excluding Depreciation, amortization and accretion reported below)	725,636	687,256	38,380	6%
Cost of equipment sold	626,765	563,717	63,048	11%
Selling, general and administrative	1,315,823	1,302,436	13,387	1%
Depreciation, amortization and accretion	439,391	431,581	7,810	2%
(Gain) loss on asset disposals and exchanges, net	11,819	(5,741)	17,560	>(100)%
Total operating expenses	3,119,434	2,979,249	140,185	5%
Operating income	$217,444	$264,464	$(47,020)	(18)%

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

Retail service revenues

Retail service revenues increased by $57.5 million, or 2%, in 2012 to $2,662.0 million as the impact of an increase in billed ARPU was partially offset by a decrease in U.S. Cellular’s average customer base.

Billed ARPU increased to $50.77 in 2012 from $48.25 in 2011. This overall increase reflects an increase in Postpaid ARPU to $54.26 in 2012 from $51.82 in 2011, reflecting increases in revenues from data products and services.

The average number of customers decreased to 5,826,000 in 2012 from 5,997,000 in 2011, driven primarily by reductions in postpaid and reseller customers.

U.S. Cellular expects continued pressure on service revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings.

U.S. Cellular’s Belief Plans allow customers to earn loyalty reward points.  U.S. Cellular accounts for loyalty reward points under the deferred revenue method.  Under this method, U.S. Cellular allocates a portion of the revenue billed to customers under the Belief Plans to the loyalty reward points. The revenue allocated to these points is initially deferred in the Consolidated Balance Sheet and is recognized in future periods when the loyalty reward points are redeemed or used.  Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring revenues, net of redemptions, of $19.8 million and $24.7 million in the nine months ended September 30, 2012 and 2011, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues increased by $17.7 million, or 7%, in 2012 to $272.6 million. The growth was driven primarily by increased data usage by customers of other carriers who used U.S. Cellular’s networks when roaming.  U.S. Cellular expects continued growth in data usage but expects that Inbound roaming revenues, as well as expenses incurred when U.S. Cellular customers roam on other carriers’ networks, will decline from current levels in the near-term due to lower rates.

Other revenues

Other revenues decreased by $9.0 million, or 5%, in 2012 to $155.3 million, primarily due to the July 2012 commencement of a 20% phase down of USF support described in the “Overview – FCC Reform Order” section above.

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

The increase in 2012 Equipment sales revenues of $27.0 million, or 12%, to $246.9 million primarily was driven by an increase of 9% in average revenue per device sold. Average revenue per device sold increased due to customer preference continuing to shift to higher-priced smartphones, and increases in activation and upgrade fees.

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

Key components of the $38.4 million, or 6%, increase in System operations expenses to $725.6 million were as follows:

•        Maintenance, utility and cell site expenses increased $22.1 million, or 8%, driven in part by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,984 at September 30, 2012 and 7,828 at September 30, 2011, as U.S. Cellular continued to expand and enhance coverage in its existing markets.  Expenses also increased to support rapidly growing demand for data services and the deployment and operation of 4G LTE networks.

•        Customer usage expenses increased by $8.4 million, or 4%, driven by increases in data infrastructure expenses related to the new 4G LTE network, network capacity expansion and increased data usage by subscribers.

•        Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $7.9 million, or 4%, primarily due to higher data roaming expenses offset by a decline in voice roaming expenses.

U.S. Cellular expects total system operations expenses to increase on a year-over-year basis in the foreseeable future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies to support increases in total customer usage, particularly data usage.

Cost of equipment sold

Cost of equipment sold increased by $63.0 million, or 11%, in 2012 to $626.8 million. The increase was driven by an 11% increase in the average cost per device.  Average cost per device sold increased due primarily to a shift in customer preference to higher cost smartphones from lower cost feature phones.

U.S. Cellular’s loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $379.8 million and $343.8 million for 2012 and 2011, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices such as smartphones and tablets to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers.

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

Key components of the $13.4 million, or 1%, increase to $1,315.8 million were as follows:

•        General and administrative increased by $17.2 million, or 2%, driven by increases in the USF contribution rate and bad debts expense.

•        Selling and marketing decreased by $3.8 million, or 1%, driven by a decrease in advertising expense partially offset by increases in employee expenses and commissions.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $7.8 million, or 2%, in 2012 to $439.4 million primarily due to increased amortization expense related to certain business intelligence, customer relationship management and network system software platforms as well as increased depreciation expense related to an increase in Property, plant and equipment reflecting significant capital expenditures in 2011 and 2012.

See “Financial Resources” and “Liquidity and Capital Resources” for a discussion of U.S. Cellular’s capital expenditures.

(Gain) loss on asset disposals and exchanges, net

The change from a net gain on asset disposals and exchanges in 2011 to a net loss on asset disposals and exchanges in 2012 is primarily due to a gain recognized in September 2011 for a license swap transaction and losses recognized in 2012 for the write-off of certain network assets partially offset by a gain recognized related to the sale of a wireless market in March 2012.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom’s ILEC and CLEC operations served 985,800 wireline customer connections at September 30, 2012, a net decrease of 16,700 customer connections from the 1,002,500 customer connections served at September 30, 2011.  In addition, TDS Telecom provides business communication services and IT infrastructure solutions including colocation, dedicated hosting, hosted application management, cloud computing and installation, and management of IT infrastructure hardware solutions through its HMS operations.

In addition to the change in segment reporting described in the “Overview” section, TDS Telecom also revised its presentation of Revenues for its ILEC and CLEC segments.  ILEC Operating revenues had previously been presented in Voice, Data, Network Access and Miscellaneous categories.  CLEC Operating revenues had been previously presented in Retail and Wholesale categories.  TDS Telecom is now reporting ILEC and CLEC Operating revenues in Residential, Commercial and Wholesale categories which correlate with internal reporting and management’s assessment of results. Also, instead of reporting equivalent access lines, ILEC and CLEC now report customer connections, which are internal metrics and are shown in the table below.  Periods presented for comparative purposes have been re-presented to conform to the revised presentation described above.

TDS Telecom acquired OneNeck IT Services Corporation (“OneNeck”) in July 2011 and Vital Support Systems, LLC (“Vital”) in June 2012.  Both companies are included in HMS operations. The operations of OneNeck and Vital are included in operations since the date of the respective acquisitions and impact the comparability of the HMS operating results.

The following table summarizes key operating data for TDS Telecom’s ILEC and CLEC operations:

As of September 30,	2012	2011	Change
ILEC
Residential Connections
Physical access lines (1)	355,800	373,700	(17,900)
Broadband connections (2)	223,100	220,500	2,600
IPTV customers	6,700	4,500	2,200
ILEC Residential Connections	585,600	598,700	(13,100)

Commercial Connections
Physical access lines (1)	109,800	116,500	(6,700)
Broadband connections (2)	18,500	17,900	600
managedIP connections (3)	15,000	6,800	8,200
ILEC Commercial Connections	143,300	141,200	2,100

CLEC
Residential Connections
Physical access lines (1)	26,200	33,900	(7,700)
Broadband connections (2)	8,900	11,700	(2,800)
CLEC Residential Connections	35,100	45,600	(10,500)

Commercial Connections
Physical access lines (1)	140,300	163,600	(23,300)
Broadband connections (2)	12,000	15,400	(3,400)
managedIP connections (3)	69,500	38,000	31,500
CLEC Commercial Connections	221,800	217,000	4,800

Total ILEC and CLEC Customer Connections	985,800	1,002,500	(16,700)

(1)    Individual circuits connecting customers to TDS Telecom’s central office facilities.

(2)    The number of customers provided high-capacity data circuits via various technologies, including DSL and dedicated Internet circuit technologies.

(3)    The number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.

TDS Telecom

Components of Operating Income
				Percentage Change
Nine months ended September 30,	2012	2011	Change
(Dollars in thousands)
Operating revenues
ILEC revenues	$433,167	$450,187	$(17,020)	(4)%
CLEC revenues	130,770	135,935	(5,165)	(4)%
HMS revenues	76,862	29,922	46,940	>100%
Intra-company elimination	(7,788)	(7,426)	(362)	(5)%
TDS Telecom operating revenues	633,011	608,618	24,393	4%

Operating expenses
ILEC expenses	383,631	367,505	16,126	4%
CLEC expenses	133,650	133,129	521	-
HMS expenses	88,841	32,128	56,713	>100%
Intra-company elimination	(7,788)	(7,426)	(362)	(5)%
TDS Telecom operating expenses	598,334	525,336	72,998	14%

TDS Telecom operating income	$34,677	$83,282	$(48,605)	(58)%

ILEC Operations

Components of Operating Income

				Percentage
Nine months ended September 30,	2012	2011	Change	Change
(Dollars in thousands)
Operating revenues
Residential	$209,720	$210,113	$(393)	-
Commercial	72,717	74,542	(1,825)	(2)%
Wholesale	150,730	165,532	(14,802)	(9)%
Total operating revenues	433,167	450,187	(17,020)	(4)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	143,965	143,278	687	-
Selling, general and administrative expenses	126,473	114,518	11,955	10%
Depreciation, amortization and accretion	112,888	109,198	3,690	3%
(Gain) loss on asset disposals and exchanges, net	305	511	(206)	(40)%
Total operating expenses	383,631	367,505	16,126	4%
Total operating income	$49,536	$82,682	$(33,146)	(40)%

Operating Revenues

Residential revenues consist of voice, data and video services to our residential customer base.

Residential revenues decreased $0.4 million to $209.7 million in 2012.  A 2% reduction in the number of residential connections reduced revenues by $3.5 million offset by a 2% increase in average revenue per residential connection.  The increase in average revenue was mainly driven by customers opting for higher data speeds.

Commercial revenues consist of data and voice services and sales and installation of business telephone systems to our commercial customer base.

The decrease in Commercial revenues of $1.8 million or 2% to $72.7 million in 2012 was primarily due to a decline in the average revenue per commercial connection as well as declines in business system sales revenues partially offset by an increase in commercial connections.

Wholesale revenues represent compensation from other carriers for utilizing TDS Telecom’s network infrastructure and regulatory recoveries.

Wholesale revenues declined $14.8 million or 9% to $150.7 million.  Network access revenues decreased $7.7 million in 2012 as a result of changes in support mechanisms and in intercarrier compensation resulting from the Reform Order released by the FCC in November 2011, as described in the “Overview – FCC Reform Order” section above.  Revenues received through inter-state regulatory recovery mechanisms also decreased $3.7 million due to changes in eligible expense recovery thresholds.  Additionally, Wholesale revenues declined $3.3 million due to a 9% reduction in intra-state minutes-of-use.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $0.7 million or 1% to $144.0 million in 2012 primarily due to increases in employee related costs and charges related to IPTV expansion. These increases were partially offset by decreased cost of goods sold, lower circuit charges and a decrease in reciprocal compensation expense related to the Reform Order which became effective in July of 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $12.0 million or 10% to $126.5 million in 2012.  Discrete items recorded in 2011 including receipt of insurance proceeds, the refund of certain prior year regulatory contributions and the settlement of a legal dispute decreased 2011 Selling, general and administrative expenses by $7.7 million.  Additionally, higher employee related costs, contributions to USF and property taxes in 2012 compared to 2011 contributed to the increase.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $3.7 million or 3% to $112.9 million in 2012 due to increased capital additions.

CLEC Operations

Components of Operating Income

				Percentage Change
Nine months ended September 30,	2012	2011	Change
(Dollars in thousands)
Operating revenues
Residential	$13,321	$17,096	$(3,775)	(22)%
Commercial	103,737	103,716	21	-
Wholesale	13,712	15,123	(1,411)	(9)%
Total operating revenues	130,770	135,935	(5,165)	(4)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	67,492	68,694	(1,202)	(2)%
Selling, general and administrative expenses	49,312	47,719	1,593	3%
Depreciation, amortization and accretion	16,479	16,526	(47)	-
(Gain) loss on asset disposals and exchanges, net	367	190	177	93%
Total operating expenses	133,650	133,129	521	-
Total operating income (loss)	$(2,880)	$2,806	$(5,686)	>(100)%

Operating Revenues

Residential revenues consist of data and voice services to our residential customer base.

The decrease in Residential revenues of $3.8 million or 22% to $13.3 million in 2012 was due to a 25% decrease in the number of residential connections as the CLEC operations continue to implement a strategic shift towards serving primarily a commercial subscriber base.

Commercial revenues consist of data and voice services to our commercial customer base.

Commercial revenues were relatively unchanged from 2011 at $103.7 million in 2012, as the revenue increase from the growth in managedIP connections was offset by a decrease in revenue from the 13% decline in the number of average physical access lines served.

Wholesale revenues represent charges to other carriers for utilizing TDS Telecom’s network infrastructure.

Wholesale revenues decreased $1.4 million or 9% to $13.7 million due to lower average access rates, as well as a 7% decline in minutes-of-use.

Operating Expenses

Cost of services and products (excluding  Depreciation, amortization and accretion)

Cost of services and products decreased $1.2 million or 2% to $67.5 million in 2012 as a reduction of purchased network services caused by the declining residential customer base was only partially offset by the increased cost of provisioning new managedIP connections.

Selling, general and administrative expenses

The increase of $1.6 million or 3% to $49.3 million in Selling, general and administrative expense was primarily due to an increase in contributions to the universal service fund.

HMS Operations

Components of Operating Income

				Percentage Change
Nine months ended September 30,	2012	2011	Change
(Dollars in thousands)
Operating revenues	$76,862	$29,922	$46,940	>100%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	50,196	13,773	36,423	>100%
Selling, general and administrative expenses	24,268	9,660	14,608	>100%
Depreciation, amortization and accretion	14,272	8,638	5,634	65%
(Gain) loss on asset disposals and exchanges, net	105	57	48	84%
Total operating expenses	88,841	32,128	56,713	>100%
Total operating income (loss)	$(11,979)	$(2,206)	$(9,773)	>100%

Operating Revenues

HMS Operating revenues consist of colocation, dedicated hosting, hosted application management and cloud computing services, and installation and management of IT infrastructure hardware solutions.

Operating revenues increased $46.9 million to $76.9 million in 2012. The acquisition of OneNeck in July of 2011 and Vital in June of 2012 contributed $45.8 million of this increase.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $36.4 million to $50.2 million in 2012. Acquisitions increased Cost of services and products $33.7 million in 2012.

Selling, general and administrative expense

Selling, general and administrative expense increased $14.6 million to $24.3 million in 2012 primarily due to $11.2 million from acquisitions and expenses incurred as TDS Telecom develops the infrastructure and products and services to grow the HMS operations.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $5.6 million to $14.3 million primarily due to acquisitions, with customer list and trade name amortization contributing $3.5 million of the increase.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

RESULTS OF OPERATIONS — CONSOLIDATED

Three Months Ended September 30,	2012	2011	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,140,357	$1,110,439	$29,918	3%
TDS Telecom	220,417	210,806	9,611	5%
All other (1)	9,334	4,178	5,156	>100%
Total operating revenues	1,370,108	1,325,423	44,685	3%
Operating expenses
U.S. Cellular	1,092,278	1,008,819	83,459	8%
TDS Telecom	210,117	185,620	24,497	13%
All other (1)	12,207	4,060	8,147	>100%
Total operating expenses	1,314,602	1,198,499	116,103	10%
Operating income (loss)
U.S. Cellular	48,079	101,620	(53,541)	(53)%
TDS Telecom	10,300	25,186	(14,886)	(59)%
All other (1)	(2,873)	118	(2,991)	>(100)%
Total operating income	55,506	126,924	(71,418)	(56)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	25,015	22,053	2,962	13%
Interest and dividend income	2,359	2,199	160	7%
Gain (loss) on investment	-	12,730	(12,730)	N/M
Interest expense	(20,497)	(22,258)	1,761	8%
Other, net	217	115	102	89%
Total investment and other income (expense)	7,094	14,839	(7,745)	(52)%

Income before income taxes	62,600	141,763	(79,163)	(56)%
Income tax expense	22,442	53,545	(31,103)	(58)%

Net income	40,158	88,218	(48,060)	(54)%
Less: Net income attributable to noncontrolling interests, net of tax	(11,041)	(16,924)	5,883	35%
Net income attributable to TDS shareholders	29,117	71,294	(42,177)	(59)%
Preferred dividend requirement	(12)	(12)	-	-
Net income available to common shareholders	$29,105	$71,282	$(42,177)	(59)%

Basic earnings per share attributable to TDS shareholders	$0.27	$0.66	$(0.39)	(59)%

Diluted earnings per share attributable to TDS shareholders	$0.27	$0.65	$(0.38)	(58)%

N/M – Not meaningful

(1)    Consists of Non-Reportable Segment, corporate operations and intercompany eliminations between U.S. Cellular, TDS Telecom, the Non-Reportable Segment and corporate operations.

Operating Revenues and Expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating Revenues and Expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the LA Partnership contributed $18.3 million and $16.6 million to Equity in earnings of unconsolidated entities in 2012 and 2011, respectively.  The remaining change resulted from an increase in net income from other equity interests in 2012.

Gain (loss) on investment

Gain (loss) on investment in 2011 reflects a gain of  $12.7 million as a result of TDS’ acquisition of Airadigm in September 2011.

Interest expense

The decrease in interest expense was due primarily to increases in capitalized interest on projects related to network and system enhancements in 2012.  Capitalized interest was $7.1 million and $5.5 million for 2012 and 2011, respectively.

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

	Three Months Ended
	September 30,
	2012	2011
(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$5,836	$10,112
Noncontrolling shareholders’ or partners’	5,205	6,812
	$11,041	$16,924

RESULTS OF OPERATIONS — U.S. CELLULAR

Components of Operating Income

Three Months Ended September 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Retail service	$884,219	$871,199	$13,020	1%
Inbound roaming	106,132	107,810	(1,678)	(2)%
Other	46,019	57,600	(11,581)	(20)%
Service revenues	1,036,370	1,036,609	(239)	-
Equipment sales	103,987	73,830	30,157	41%
Total operating revenues	1,140,357	1,110,439	29,918	3%

System operations (excluding Depreciation, amortization and accretion reported below)	249,245	241,852	7,393	3%
Cost of equipment sold	248,029	196,229	51,800	26%
Selling, general and administrative	438,526	438,774	(248)	-
Depreciation, amortization and accretion	145,151	141,664	3,487	2%
(Gain) loss on asset disposals and exchanges, net	11,327	(9,700)	21,027	>(100)%
Total operating expenses	1,092,278	1,008,819	83,459	8%
Operating income	$48,079	$101,620	$(53,541)	(53)%

Operating Revenues

Retail service revenues

Retail service revenues increased $13.0 million, or 1%, to $884.2 million in 2012 as the impact of an increase in billed ARPU was partly offset by a decrease in U.S. Cellular’s average customer base.

•        Billed ARPU per customer increased to $50.83 in 2012 compared to $48.82 in 2011. The net increase resulted primarily from growth in revenues from data products and services.

•        The average number of customers decreased to 5,799,000 in 2012 from 5,948,000 in 2011, driven by reductions in postpaid and reseller customers.

Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring revenues, net of redemptions, of $7.1 million and $8.3 million in the three months ended September, 30 2012 and 2011, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues decreased by $1.7 million, or 2%, to $106.1 million in 2012 compared to 2011. Increases in inbound data roaming usage were offset by lower rates.

Other revenues

Other revenues decreased by $11.6 million, or 20%, to $46.0 million primarily due to a decrease in ETC revenues.  ETC revenues in 2012 were $31.1 million compared to $42.7 million in 2011 and decreased due to the 20% phase down of USF support which started in July 2012.

Equipment sales revenues

Equipment sales revenues increased by $30.2 million, or 41%, in 2012 to $104.0 million driven by shifts in customer preference to higher-priced smartphones as well as increases in activation and upgrade fees.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall increase in System operations expenses were as follows:

•        Maintenance, utility and cell site expenses increased $5.3 million, or 5%, driven in part by an increase in the number of cell sites within U.S. Cellular’s network. The number of cell sites totaled 7,984 at September 30, 2012 and 7,828 at September 30, 2011, as U.S. Cellular continued to expand and enhance coverage in its existing markets.  Expenses also increased to support rapidly growing demand for data services and the deployment and operation of 4G LTE networks.

•        Customer usage expense increased $3.0 million, or 4%, driven by increases in data infrastructure expenses related to the new 4G LTE network, network capacity expansion and increased data usage by subscribers.

Cost of equipment sold

Cost of equipment sold increased in 2012 compared to 2011 due primarily to a shift in the mix of units sold to higher-priced smartphones, which resulted in an increase of 24% in average cost per device sold, as well as a 3% increase in the total number of devices sold.

(Gain) loss on asset disposals and exchanges, net

The change from a net gain on asset disposals and exchanges in 2011 to a net loss on asset disposals and exchanges in 2012 is primarily due to a gain recognized in September 2011 for a license swap transaction and losses recognized in 2012 for the write-off of certain network assets.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom

Components of Operating Income

Three months ended September 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Operating revenues
ILEC revenues	$144,050	$151,232	$(7,182)	(5)%
CLEC revenues	42,526	45,011	(2,485)	(6)%
HMS revenues	36,428	17,055	19,373	>100%
Intra-company elimination	(2,587)	(2,492)	(95)	(4)%
TDS Telecom operating revenues	220,417	210,806	9,611	5%

Operating expenses
ILEC expenses	126,739	125,297	1,442	1%
CLEC expenses	44,275	44,886	(611)	(1)%
HMS expenses	41,690	17,929	23,761	>100%
Intra-company elimination	(2,587)	(2,492)	(95)	(4)%
TDS Telecom operating expenses	210,117	185,620	24,497	13%

TDS Telecom operating income	$10,300	$25,186	$(14,886)	(59)%

ILEC Operations

Components of Operating Income

Three months ended September 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Operating revenues
Residential	$70,239	$70,449	$(210)	-
Commercial	24,386	24,315	71	-
Wholesale	49,425	56,468	(7,043)	(12)%
Total operating revenues	144,050	151,232	(7,182)	(5)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	47,617	50,230	(2,613)	(5)%
Selling, general and administrative expenses	41,743	38,960	2,783	7%
Depreciation, amortization and accretion	37,276	35,882	1,394	4%
(Gain) loss on asset disposals and exchanges, net	103	225	(122)	(54)%
Total operating expenses	126,739	125,297	1,442	1%

Total operating income	$17,311	$25,935	$(8,624)	(33)%

Operating Revenues

Residential revenues

Residential revenues were relatively unchanged at $70.2 million in 2012.  A 2% reduction in the number of residential connections decreased revenues by $1.9 million. This was mostly offset by a 2% increase in average revenue per residential connection driven by customers choosing higher data speeds as well as growth in data connections.

Commercial revenues

Commercial revenues remained flat at $24.4 million in 2012 primarily due to the growth in manangedIP connections offsetting a 6% decline in average physical access line connections.

Wholesale revenues

Wholesale revenues declined $7.0 million or 12% to $49.4 million.  Network access revenues decreased $3.7 million in 2012 as a result of changes in support mechanisms and in intercarrier compensation resulting from the Reform Order. Revenues received through inter-state regulatory recovery mechanisms also decreased $1.3 million due to changes in eligible expenses recovery thresholds.  Wholesale revenues also declined $1.5 million due to a 14% reduction in intra-state minutes-of-use.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased $2.6 million or 5% to $47.6 million in 2012 primarily due to decreases in reciprocal compensation expense related to the Reform Order along with decreases in circuit costs and business systems cost of goods sold. These decreases were partially offset by increased costs associated with the provisioning of IPTV.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.8 million or 7% to $41.7 million in 2012 primarily due to a discrete item recorded in 2011 related to the refund of certain regulatory contributions which reduced 2011 expenses.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.4 million or 4% to $37.3 million in 2012 due to increased capital additions.

CLEC Operations

Components of Operating Income

Three months ended September 30,	2012	2011	Change	Percentage Change
(Dollars in thousands)
Operating revenues
Residential	$4,195	$5,269	$(1,074)	(20)%
Commercial	34,491	34,676	(185)	(1)%
Wholesale	3,840	5,066	(1,226)	(24)%
Total operating revenues	42,526	45,011	(2,485)	(6)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	22,226	23,193	(967)	(4)%
Selling, general and administrative expenses	16,283	15,984	299	2%
Depreciation, amortization and accretion	5,524	5,597	(73)	(1)%
(Gain) loss on asset disposals and exchanges, net	242	112	130	>100%
Total operating expenses	44,275	44,886	(611)	(1)%

Total operating income (loss)	$(1,749)	$125	$(1,874)	>(100)%

Operating Revenues

Residential revenues

Residential revenues decreased $1.1 million or 20% to $4.2 million in 2012 due to a 24% decline in average residential connections in 2012.

Commercial revenues

Commercial revenues were relatively unchanged from 2011 at $34.5 million in 2012 as the revenue increase from the growth in managedIP connections was offset by the decrease in revenue from the decline in the number of physical access lines served.

Wholesale revenues

Wholesale revenues decreased $1.2 million or 24% to $3.8 million due to lower average rates primarily as the result of the Reform Order, which became effective in July of 2012, as well as a 7% decline in minutes-of-use.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased $1.0 million or 4% to $22.2 million primarily due to the reduction of purchased network services and long-distance charges caused by the declining residential customer base.

Selling, general and administrative expenses

The increase of $0.3 million or 2% to $16.3 million in Selling, general and administrative expenses was primarily due to an increase in contributions to the universal service fund.

HMS Operations

Components of Operating Income

				Percentage Change
Three months ended September 30,	2012	2011	Change
(Dollars in thousands)
Operating revenues	$36,428	$17,055	$19,373	>100%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	25,332	9,298	16,034	>100%
Selling, general and administrative expenses	10,901	4,428	6,473	>100%
Depreciation, amortization and accretion	5,451	4,203	1,248	30%
(Gain) loss on asset disposals and exchanges, net	6	-	6	N/M
Total operating expenses	41,690	17,929	23,761	>100%

Total operating income (loss)	$(5,262)	$(874)	$(4,388)	>(100)%

Operating Revenues

Operating revenues increased $19.4 million to $36.4 million in 2012.  Acquisitions contributed $19.3 million of the increase.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $16.0 million to $25.3 million in 2012. Acquisitions increased Cost of services and products $15.1 million in 2012.

Selling, general and administrative expense

Selling, general and administrative expense increased $6.5 million to $10.9 million in 2012 primarily due to $3.5 million from acquisitions and expenses incurred as TDS Telecom develops the HMS infrastructure and products and services to grow the HMS operations.

Depreciation, amortization and accretion expense

The $1.2 million increase in Depreciation, amortization and accretion expense to $5.5 million was primarily due to acquisitions, with customer list and trade name amortization contributing $0.9 million of the increase.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on TDS’ financial condition or results of operations.  See Note 1 —  Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

FINANCIAL RESOURCES

TDS operates a capital‑ and marketing‑intensive business. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS’ cash flow activities in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

	2012	2011
(Dollars in thousands)
Cash flows from (used in):
Operating activities (1)	$760,536	$939,201
Investing activities (1)	(692,915)	(542,961)
Financing activities	(41,612)	(146,020)
Cash classified as held for sale	-	(11,237)
Net increase in cash and cash equivalents	$26,009	$238,983

(1)    In preparing its Consolidated Statement of Cash Flows for the year ended December 31, 2011, TDS discovered certain errors related to the classification of outstanding checks with the right of offset and the classification of Accounts payable for Additions to property, plant and equipment. These errors resulted in the misstatement of Cash flows from operating activities and Cash flows used in investing activities for the nine months ended September 30, 2011. The amounts herein reflect the revised amounts.  See Note 2 — Revision of Prior Period Amounts in the Notes to Consolidated Financial Statements for additional information.

Cash Flows from Operating Activities

The following table presents Adjusted OIBDA and is included for purposes of analyzing changes in operating activities.

	2012	2011
(Dollars in thousands)
Operating income	$240,224	$343,152
Non-cash items
Depreciation, amortization and accretion	592,162	573,897
Loss on impairment of assets	515	-
(Gain) loss on asset disposals and exchanges, net	12,607	(4,970)
Adjusted OIBDA (1)	$845,508	$912,079

(1)    Adjusted OIBDA is defined as operating income excluding the effects of: depreciation, amortization and accretion (OIBDA); the loss on impairment of assets (if any); and the net gain or loss on asset disposals and exchanges (if any).  A more detailed description of Adjusted OIBDA is presented with Note 13 — Business Segment Information in the Notes to the Consolidated Financial Statements.

Cash flows from operating activities in 2012 were $760.5 million, a decrease of $178.7 million from 2011. Significant changes included the following:

•        Adjusted OIBDA, as shown in the table above, decreased by $66.6 million primarily due to a decrease in operating income.  See discussion in the “Results of Operations —Consolidated” for factors that affected operating income.

•        Income tax refunds, net of $62.7 million were recorded in 2012 compared to income tax refunds, net of $68.4 million in 2011.  This resulted in a year-over-year decrease in cash flows of $5.7 million.  Federal tax refunds of $71.4 million were received in 2012 for carrybacks to the 2009 and 2010 tax years. TDS incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  TDS' future federal income tax liabilities associated with the current benefits realized from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet. TDS expects federal income tax payments to substantially increase beginning in 2013 and remain at a higher level for several years as the amount of TDS' federal tax depreciation deduction substantially decreases as a result of having accelerated depreciation in earlier years. This expectation assumes that federal bonus depreciation provisions are not enacted in future periods. To the extent further federal bonus depreciation provisions are enacted, this expectation will change.

•        Distributions from unconsolidated entities were $45.6 million in 2012 and $52.4 million in 2011, resulting in a year-over-year decrease in cash flows of $6.8 million.

•        Changes in Inventory required $70.9 million in 2012 and required $36.4 million in 2011, resulting in a $34.5 million decrease in cash flows.  This change was primarily due to higher inventory levels and a change in inventory mix resulting in a higher cost per unit.

•        Changes in Accounts payable required $37.7 million in 2012, and provided $37.4 million in 2011, causing a year-over-year decrease in cash flows of $75.1 million.  Changes in Accounts payable were primarily driven by payment timing differences related to operating expenses and device purchases.

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

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $697.0 million in 2012 and $643.4 million in 2011. Cash used for additions to property, plant and equipment is reported in the Consolidated Statement of Cash Flows and excludes amounts accrued in Accounts payable for capital expenditures at September 30, and includes amounts paid in the current period that were accrued at December 31, of the prior year.  Cash used for additions to property plant and equipment totaled $730.9 million in 2012 and $601.8 million in 2011. These expenditures were made to provide for customer and usage growth (in recent periods, particularly with respect to data usage growth), to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•        U.S. Cellular’s capital expenditures totaled $583.6 million in 2012 and $506.1 million in 2011. These expenditures were made to construct new cell sites, build out 4G LTE networks in certain markets, increase capacity in existing cell sites and switches, develop new and enhance existing office systems such as the new Billing and Operational Support System (“B/OSS”) and customer relationship management platforms, and construct new and remodel existing retail stores.

•        TDS Telecom’s capital expenditures for its ILEC operations totaled $93.7 million in 2012 and $91.5 million in 2011 representing expenditures to upgrade plant and equipment to provide enhanced services.  TDS Telecom’s capital expenditures for its CLEC operations totaled $15.4 million in 2012 and $15.2 million in 2011 for switching and other network facilities.  TDS Telecom’s capital expenditures for its HMS operations totaled $13.0 million in 2012 and $21.1 million in 2011 representing expenditures to expand data center facilities and purchase information technology related equipment to deliver products and services.

Cash payments for acquisitions in 2012 and 2011 were as follows:

Cash Payment for Acquisitions (1)	2012	2011
(Dollars in thousands)
U.S. Cellular licenses	$57,957	$4,406
U.S. Cellular business	-	19,367
TDS Telecom business	39,566	95,540
Other	-	(14,129)
Total	$97,523	$105,184

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

TDS invested $45.0 million and $101.0 million in 2012 and 2011, respectively, in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date.  TDS realized proceeds of $143.4 million and $268.7 million in 2012 and 2011, respectively, related to the maturities of its investments in U.S. treasuries, corporate notes, and certificates of deposit.  Accordingly, the net impact of this activity was to decrease Cash flows from investing activities by $69.2 million on a year-over-year basis.

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

Cash Classified as Held for Sale

On May 9, 2011, U.S. Cellular purchased the remaining ownership interest in a wireless business in which it previously held a noncontrolling interest.  As of September 30, 2011, the assets and liabilities of this business, including $11.2 million in cash, were classified as “held for sale”.  In March 2012, U.S. Cellular sold the majority of the assets and liabilities of this wireless business.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information.

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

Nine Months Ended September 30,	2012	2011
(Dollars in thousands)
Cash flows from operating activities	$760,536	$939,201
Cash used for additions to property, plant and equipment	(730,897)	(601,760)
Free cash flow	$29,639	$337,441

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for details on the changes to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, TDS had Cash and cash equivalents of $589.3 million, Short-term investments of $180.6 million, Long-term investments of $10.2 million and available funds under its revolving credit facility of $399.8 million and $299.8 million under U.S. Cellular’s credit facility, as discussed in more detail below.  TDS believes that existing cash and investments balances, funds available under its revolving credit facilities and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for TDS to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under approved programs) for the foreseeable future. In addition, TDS and its subsidiaries may access public and private capital markets to help meet their financing needs.

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

Cash and Cash Equivalents

At September 30, 2012, TDS had $589.3 million in Cash and cash equivalents; of this amount U.S. Cellular held $409.6 million of the Cash and cash equivalents.  Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At September 30, 2012, the majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities with original maturities of less than three months or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

At September 30, 2012, TDS had $180.6 million in Short-term investments and $10.2 million in Long-term investments; of this amount U.S. Cellular held $140.5 million and $10.2 million of the Short-term investments and Long-term investments, respectively.  Short-term and Long-term investments consist of U.S. treasuries and corporate notes all of which are designated as held-to-maturity investments, and are recorded at amortized cost in the Consolidated Balance Sheet.  The corporate notes are guaranteed by the Federal Deposit Insurance Corporation.  For these investments, TDS’ objective is to earn a higher rate of return on cash balances that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facilities

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At September 30, 2012, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

As of September 30, 2012 TDS’ and U.S. Cellular’s credit ratings from nationally recognized credit rating agencies remained at investment grade.

The following table summarizes the terms of such revolving credit facilities as of September 30, 2012:

(Dollars in millions)	TDS	U.S. Cellular
Maximum borrowing capacity	$400.0	$300.0
Letter of credit outstanding	$0.2	$0.2
Amount borrowed	$-	$-
Amount available for use	$399.8	$299.8
Agreement date	December 2010	December 2010
Maturity date	December 2015	December 2015

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of September 30, 2012 with all of the covenants and requirements set forth in their revolving credit facilities.  TDS also has certain other non-material credit facilities from time to time.

Long-Term Financing

TDS and its subsidiaries had the following debt outstanding as of September 30, 2012:

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

TDS and its subsidiaries’ long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of September 30, 2012 with all covenants and other requirements set forth in long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2012 and the next four years represent less than 1% of the total long-term debt obligation at September 30, 2012.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2011 and Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.

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

TDS and U.S. Cellular each have effective shelf registration statements on Form S-3 that they may use to issue senior debt securities. The proceeds from any such issuances may be used for general corporate purposes, including to finance the redemption of any of the above existing debt.  The TDS shelf registration statement is an automatic shelf registration that permits TDS to issue at any time and from time to time senior debt securities in one or more offerings in an indeterminate amount.  The U.S. Cellular shelf registration statement permits U.S. Cellular to issue at any time and from time to time senior debt securities in one or more offerings up to an aggregate principal amount of $500 million.  The ability of TDS or U.S. Cellular to complete an offering pursuant to such shelf registration statements is subject to market conditions and other factors at the time.

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

•       Development of HMS products and services; and

•       Fund its share for projects approved under the Recovery Act.

TDS plans to finance its capital expenditures program for 2012 using primarily cash flows from operating activities, and as necessary, existing cash balances and short-term investments.

Acquisitions, Divestitures and Exchanges

TDS assesses business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets, telecommunications companies, wireless spectrum, HMS businesses and other possible lines of business. In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

TDS also may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties, wireless spectrum and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement.  See “Sprint Transaction” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 — Acquisitions, Divestitures and Exchanges and Note 15 — Subsequent Events in the Notes to Consolidated Financial Statements for details on significant transactions.

FCC Auction

U.S. Cellular and several of its wholly-owned subsidiaries were winning bidders of up to $40.1 million in Auction 901, a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC. See the “Overview – FCC Reform Order” section above for the details of this auction.

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

Share Repurchase Programs

TDS and U.S. Cellular have repurchased their Common Shares, subject to their repurchase programs. TDS’ share repurchase program expires November 19, 2012. For additional information related to the current TDS and U.S. Cellular repurchase authorizations and repurchases made during 2012 and 2011, see Note 11 — Common Stockholder's Equity in the Notes to Consolidated Financial Statements and Part II, Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There was no material change between December 31, 2011 and September 30, 2012 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2011 other than the material commitments described below.

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

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the implementation of B/OSS is expected to take until 2013 to complete and total payments to Amdocs are estimated to be approximately $152.1 million (subject to certain potential adjustments).  The $152.1 million will be paid in installments through the second half of 2013.  As of September 30, 2012, $77.6 million had been paid to Amdocs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 —  Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2011.  There were no material changes to TDS’ application of critical accounting policies and estimates during the nine months ended September 30, 2012.

Goodwill and Licenses

Licenses and Goodwill must be assessed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired.  TDS performs annual impairment testing of Licenses and Goodwill, as required by GAAP, in the fourth quarter of its fiscal year.  TDS evaluated the need to perform impairment testing of Licenses and Goodwill in the third quarter of 2012 and determined that no triggering event, as defined by GAAP, had occurred.  It is possible that TDS could be required to recognize an impairment of its Licenses and/or Goodwill in the fourth quarter of 2012, as a result of the annual impairment testing.  The amount of any possible impairment is uncertain at this time.

During the second quarter of 2012, a sustained decrease in TDS’ stock price resulted in a triggering event, requiring an interim impairment test of Goodwill and Licenses as of June 30, 2012.  Based on this test, TDS concluded that there was no impairment of Goodwill or Licenses except for an impairment loss of $0.5 million related to Goodwill recorded at Airadigm.  A summary of the results of Licenses and Goodwill impairment testing performed as of June 30, 2012, more fully described in TDS’ Quarterly Report on Form 10-Q for the period ended June 30, 2012, is presented below.

Goodwill

U.S. Cellular

U.S. Cellular tests Goodwill for impairment using a discounted cash flow approach to value each of its five “reporting units” using value drivers and risks specific to the current industry and economic markets.  The most significant assumptions made in this process were the revenue growth rate, discount rate, and projected capital expenditures.  As of June 30, 2012, the fair values of the reporting units exceeded their respective carrying values by amounts ranging from 16% to 166% of the respective carrying values. Therefore, no impairment of Goodwill existed.

TDS Telecom

TDS Telecom has recorded Goodwill as a result of the acquisition of operating telephone companies and HMS companies.

TDS Telecom utilized the publicly-traded guideline company method to value the ILEC reporting unit.  As of June 30, 2012, the fair value of TDS Telecom’s ILEC reporting unit exceeded its carrying value of $1.3 billion by 52%.  Therefore, no impairment of Goodwill existed.

The publicly-traded guideline company and the recent transaction method were utilized to value one of TDS Telecom’s HMS reporting units. As of June 30, 2012, the fair value of the HMS reporting unit valued under these methods exceeded its carrying value by 13%. A discounted cash flow approach was used to value the other HMS reporting unit tested at June 30, 2012, using value drivers and risks specific to the current industry and economic markets. The most significant assumptions made in this process were the average revenue growth rate, terminal growth rate and discount rate. As of June 30, 2012 the fair value of this HMS reporting unit exceeded its carrying value by 5%. Therefore, no impairment of Goodwill existed at either of the HMS reporting units tested.

Other Reporting Units

TDS has recorded Goodwill as a result of TDS’ acquisition of Airadigm and the acquisition of a printing company by Suttle-Straus, both included in TDS’ Non-reportable operating segment.  An income approach was used to test the Goodwill balance at Airadigm and Suttle-Straus.  TDS determined that the entire amount of Goodwill related to Airadigm was impaired due to an expected reduction in future roaming revenues. TDS recognized an impairment loss of $0.5 million in the second quarter of 2012.   As of June 30, 2012, the fair value of Suttle-Straus exceeded its carrying value by 2%. As a result of its testing, Suttle-Straus did not record an impairment to Goodwill during 2012.

Licenses

U.S. Cellular tests Licenses for impairment at the level of reporting referred to as a “unit of accounting.” For purposes of its impairment testing of Licenses as of June 30, 2012, U.S. Cellular separated its FCC licenses into twelve units of accounting based on geographic service areas.  Five of these twelve accounting units are considered developed operating markets (“built licenses”).  Seven of these twelve units of accounting represented geographic groupings of licenses which, because they were not being utilized and, therefore, were not expected to generate cash flows from operating activities in the foreseeable future, are considered non-operating markets (“unbuilt licenses”).

U.S. Cellular applies the build-out method to estimate the fair values of built licenses. The most significant assumptions applied for purposes of the June 30, 2012 impairment assessments of built licenses were; the build-out period, discount rate, long-term earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, long-term capital expenditure requirement, long-term service revenue growth rate and customer penetration rate. There was no impairment loss recognized related to built licenses as a result of the June 30, 2012 Licenses impairment test.

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

As of June 30, 2012, Licenses with an aggregate carrying value of $69.5 million were in units of accounting where the fair value exceeded the carrying value by amounts less than 10% of the carrying value.  Any further declines in the fair value of such licenses in future periods could result in the recognition of impairment losses on such licenses and any such impairment losses would have a negative impact on future results of operations.

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

•        A failure by TDS to successfully execute its business strategy (including planned acquisitions, divestitures and exchanges) or allocate resources or capital could have an adverse effect on TDS’ business, financial condition or results of operations.

•        A failure by TDS’ service offerings to meet customer expectations could limit TDS’ ability to attract and retain customers and could have an adverse effect on TDS’ business, financial condition or results of operations.

•        TDS’ system infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in lost customers and revenues.

•        An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to TDS could have an adverse effect on TDS’ business, financial condition or results of operations.

•        TDS currently receives a significant amount of roaming revenues from its wireless business.  Further consolidation within the wireless industry and/or continued network build-outs by other wireless carriers could cause roaming revenues to decline from current levels, which would have an adverse effect on TDS' business, financial condition and results of operations.

•        A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business and operations.

•        To the extent conducted by the Federal Communications Commission ("FCC"), TDS is likely to participate in FCC auctions in the future as an applicant or as a noncontrolling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

•        Changes in the regulatory environment or a failure by TDS to timely or fully comply with any applicable regulatory requirements could adversely affect TDS’ financial condition, results of operations or ability to do business.

•        Changes in Universal Service Fund ("USF") funding and/or intercarrier compensation could have a material adverse impact on TDS' financial condition or results of operations.

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

•        TDS' inability to manage its supply chain or inventory successfully could have an adverse effect on its business, financial condition or results of operations.

•        Changes in general economic and business conditions, both nationally and in the markets in which TDS operates, could have an adverse effect on TDS’ business, financial condition or results of operations.

•        Changes in various business factors could have an adverse effect on TDS’ business, financial condition or results of operations.

•        Advances or changes in telecommunications technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business.

•        Complexities associated with deploying new technologies, such as TDS' ongoing upgrade to 4G LTE technology, present substantial risk.

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

•        Financial difficulties (including bankruptcy proceedings) or other operational difficulties of any of TDS’ key suppliers, termination or impairment of TDS’ relationships with such suppliers, or a failure by TDS to manage its supply chain effectively could result in delays or termination of TDS’ receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect TDS’ business, financial condition or results of operations.

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

•        Identification of errors in financial information or disclosures could require amendments to or restatements of financial information or disclosures included in this or prior filings with the Securities and Exchange Commission ("SEC"). Such amendments or restatements and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on TDS’ business, financial condition or results of operations.

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

•        Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events, could, among other things, impede TDS' access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS' financial condition or results of operations.

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

See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ Long-term debt as of September 30, 2012.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ Chief Executive Officer and Chief Financial Officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2012, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

Subpoena

On November 1, 2011, TDS received a subpoena from the FCC’s Office of Inspector General requesting information regarding receipt of Federal Universal Service Fund support relating to TDS and its affiliates, which include U.S. Cellular. TDS has provided the information requested and has not received any further communications from the FCC regarding this matter after providing such information. TDS intends to fully cooperate with any further requests for information. TDS cannot predict any action that may be taken as a result of the request.

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

TDS PURCHASES OF COMMON SHARES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2012	-	$-	-	$157,570,912
August 1 – 31, 2012	-	-	-	157,570,912
September 1 – 30, 2012	-	-	-	157,570,912
Total for or as of the end of the quarter ended September 30, 2012	-	$-	-	$157,570,912

The following is additional information with respect to the Common Share authorization:

i.      The date the program was announced was November 20, 2009 by Form 8-K.

ii.     The amount originally approved was up to $250 million in aggregate purchase price of TDS Common and Special Common Shares.

iii.    The expiration date for the program is November 19, 2012.

iv.    The Common Share authorization did not expire during the third quarter of 2012.

v.     TDS did not determine to terminate the foregoing Common Share repurchase program prior to expiration, or cease making further purchases thereunder, during the third quarter of 2012.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the third quarter of 2012 and had no borrowings outstanding under their revolving credit facilities as of September 30, 2012.

A description of TDS’ revolving credit facility is included under Item 1.01 in TDS’ Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6.  Exhibits.

Exhibit 2.1 — Purchase and Sale Agreement dated as of November 6, 2012 by and between United States Cellular Corporation and Sprint Spectrum L.P. and SprintCom, Inc., is hereby incorporated by reference to U.S. Cellular’s Current Report on Form 8-K dated November 6, 2012.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	November 7, 2012	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	November 7, 2012	/s/ Kenneth R. Meyers
Kenneth R. Meyers, Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	November 7, 2012	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Controller (principal accounting officer)

Signature page for the TDS 2012 Third Quarter Form 10-Q