Form 10-K
period 2012-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2013-02-26
CIK 1051512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2669023
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 North LaSalle Street, Chicago, Illinois 60602

(Address of principal executive offices) (Zip code)

Registrant’s Telephone Number:  (312) 630-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.01 par value	New York Stock Exchange
6.625% Senior Notes due 2045	New York Stock Exchange
6.875% Senior Notes due 2059	New York Stock Exchange
7.0% Senior Notes due 2060	New York Stock Exchange
5.875% Senior Notes due 2061	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market values of the registrant’s Common Shares, Series A Common Shares and Preferred Shares held by non-affiliates were approximately $1.7 billion, $2.2 million and $0.8 million, respectively.  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of Telephone and Data Systems, Inc. (“TDS”) is an affiliate.  The June 30, 2012 closing price of the Common Shares was $21.29 as reported by the New York Stock Exchange. Because trading in the Series A Common Shares and Preferred Shares is infrequent, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares are convertible on a share-for-share basis into Common Shares, (ii) each nonredeemable Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each Preferred Share that is redeemable by the delivery of TDS Common Shares has a value equal to the value of the number of Common Shares (at $21.29 per share) on June 30, 2012 that would be required to be delivered upon redemption.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2013, is 100,876,000 Common Shares, $.01 par value, and 7,160,000 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant’s 2012 Annual Report to Shareholders, filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2013 Annual Meeting of Shareholders scheduled to be held May 16, 2013, described in the cross reference sheet and table of contents included herein are incorporated by reference into Parts II and III of this report.

Telephone and Data Systems, Inc.

Annual Report on Form 10-K

For The Period Ended December 31, 2012

CROSS REFERENCE SHEET AND TABLE OF CONTENTS

		Page Number or Reference (1)
Part I		1
Item 1.	Business	1
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	45
Item 2.	Properties	45
Item 3.	Legal Proceedings	45
Item 4.	Mine Safety Disclosures	45

Part II		46
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46	(2)
Item 6.	Selected Financial Data	46	(3)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46	(4)
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46	(5)
Item 8.	Financial Statements and Supplementary Data	47	(6)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	48

Part III		49
Item 10.	Directors, Executive Officers and Corporate Governance	49	(7)
Item 11.	Executive Compensation	49	(8)
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49	(9)
Item 13.	Certain Relationships and Related Transactions, and Director Independence	49	(10)
Item 14.	Principal Accountant Fees and Services	49	(11)

Part IV		50
Item 15.	Exhibits and Financial Statement Schedules	50

(1)               Parenthetical references are to information incorporated by reference from Exhibit 13 hereto, which includes portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2012 (“Annual Report”) and from the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2013 Annual Meeting of Shareholders (“Proxy Statement”) to be filed on or prior to April 30, 2013.

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

(10)        Proxy Statement sections entitled “Corporate Governance,” and “Certain Relationships and Related Transactions.”

(11)        Proxy Statement section entitled “Fees Paid to Principal Accountants.”

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 630-1900

PART I

Item 1.  Business

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications service company with wireless operations provided by TDS’ 84%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”) and both wireline operations and hosted and managed services provided by TDS’ wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).  At December 31, 2012, TDS served 5.8 million U.S. Cellular customers and 1.0 million TDS Telecom customer connections.  U.S. Cellular and TDS Telecom provided approximately 83% and 16%, respectively, of TDS’ consolidated revenues during 2012.  TDS’ business strategy is to expand its existing operations through internal growth and acquisitions and to explore and develop other related businesses that management believes will utilize TDS expertise in customer-focused services.

TDS is also the majority owner of Airadigm Communications, Inc. (“Airadigm”), a Wisconsin-based wireless service provider. Airadigm operates independently from U.S. Cellular and at this time there are no plans to combine the operations of these subsidiaries. TDS also conducts printing and distribution services through its majority-owned subsidiary, Suttle-Straus, Inc. (“Suttle-Straus”).  Airadigm and Suttle-Straus provided approximately 1% of consolidated revenues combined.

Historically, TDS had reported the following business segments: U.S. Cellular, TDS Telecom’s Incumbent Local Exchange Carrier (“ILEC”) which included TDS Telecom’s Hosted and Managed Services (“HMS”), TDS Telecom’s Competitive Local Exchange Carrier (“CLEC”) and Non-Reportable Segment which includes Suttle-Straus and, as of September 23, 2011, Airadigm.  As a result of recent acquisitions and changes in TDS’ strategy, operations, personnel and internal reporting, TDS reevaluated and changed its reportable business segments in the quarter ended March 31, 2012.  TDS’ business segments reflected in this Annual Report on Form 10-K are: U.S. Cellular’s wireless operations, ILEC, CLEC, HMS, and the Non-Reportable Segment.  Information about each of the reportable segments is disclosed below.  Periods presented for comparative purposes have been re-presented to conform to this revised presentation.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  Additional information about TDS’ segments is incorporated herein by reference from Note 17 — Business Segment Information, in TDS’ Annual Report to Shareholders, filed as Exhibit 13 hereto.

TDS was incorporated in 1968 and changed its state of incorporation from Iowa to Delaware in 1998.  TDS executive offices are located at 30 North LaSalle Street, Chicago, Illinois 60602.  TDS’ telephone number is 312-630-1900.

TDS Common Shares trade under the ticker symbol “TDS” on the New York Stock Exchange (“NYSE”).  U.S. Cellular Common Shares trade on the NYSE under the ticker symbol “USM.”  On January 13, 2012, TDS shareholders approved a Share Consolidation Amendment to the Restated Certificate of Incorporation of TDS whereby (a) each Special Common Share was reclassified as a Common Share on a one-for-one basis, (b) each Common Share was reclassified as 1.087 Common Shares, and (c) each Series A Common Share was reclassified as 1.087 Series A Common Shares.  The Share Consolidation became effective on January 24, 2012, as such, TDS Special Common Shares, which had formerly traded under the ticker symbol “TDS.S” on the NYSE, began trading as TDS Common Shares under the ticker symbol “TDS” on January 25, 2012.

TDS’ 6.625% Senior Notes due 2045 trade on the NYSE under the symbol “TDI,” TDS’ 6.875% Senior Notes due 2059 trade under the symbol “TDE,” TDS’ 7.0% Senior Notes due 2060 trade under the symbol “TDJ” and TDS’ 5.875% Senior Notes due 2061 trade under the symbol “TDA.”  U.S. Cellular’s 6.95% Senior Notes due 2060 trade under the symbol “UZA.” U.S. Cellular’s 6.7% Senior Notes due 2033 are not listed on any stock exchange and trade over the counter.

Under listing standards of the NYSE, TDS is a “controlled company” as such term is defined by the NYSE.  TDS is a controlled company because over 50% of the voting power for the election of directors of TDS is held by the trustees of the TDS Voting Trust.

U.S. Cellular is a majority-owned subsidiary of TDS.  As of December 31, 2012, TDS owned 84% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96% of the combined voting power of both classes of common stock.

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

U.S. Cellular Operations

General

United States Cellular Corporation (“U.S. Cellular”) was incorporated under the laws of the state of Delaware in 1983. At December 31, 2012, U.S. Cellular’s consolidated operating markets cover approximately 5.8 million customers in five geographic market areas in 26 states. U.S. Cellular operates in one reportable segment, wireless operations, and all of its wireless operating markets are in the United States.

U.S. Cellular is a wireless telecommunications service provider.  U.S. Cellular groups its individual markets (geographic service areas as defined by the Federal Communications Commission (“FCC”) in which wireless carriers are licensed, for fixed terms, to provide service) into broader geographic market areas (as discussed below in “Total Consolidated Markets” and “Consolidated Operating Markets”) to offer customers large service areas that primarily utilize U.S. Cellular’s network.  Since 1985, when it began providing wireless telecommunications service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its consolidated wireless networks and customer service operations to cover five geographic market areas in portions of 26 states, which collectively represent a total population of 47.0 million as of December 31, 2012.  U.S. Cellular uses roaming agreements with other wireless carriers to provide service to its customers in areas not covered by U.S. Cellular’s network.

U.S. Cellular is subject to regulation by the FCC as a provider of wireless telecommunication services. The FCC regulates the licensing, construction, and operation of providers of wireless telecommunications systems, as well as the provision of services over those systems.  See “Regulation” below for further discussion regarding licenses as well as the regulations promulgated by the FCC.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in licenses covering portions of 36 states and a total population of 93.2 million at December 31, 2012.

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

Total Consolidated Markets (Including non-operating markets)

The following table summarizes information regarding licensed areas which U.S. Cellular consolidates as of December 31, 2012.  The population shown is the total population within each geographic market area, regardless of U.S. Cellular’s percentage ownership in the licenses included in such geographic market areas:

Geographic Market Areas	Population (1)	Customers	Penetration	States
Central Region (2)	65,931,000	3,688,000	5.6%	AL, AR, CO, FL, GA, IA, IL, IN, KS, KY, LA, MI, MN, MO, MS, NE, OH, OK, SD, TX, WI
Mid-Atlantic Region	20,291,000	1,104,000	5.4%	MD, NC, PA, SC, TN, VA, WV
New England Region	2,857,000	422,000	14.8%	ME, NH, VT
Northwest Region	3,685,000	369,000	10.0%	CA, ID, OR, WA
New York Region (3)	480,000	215,000	44.8%	NY
Total	93,244,000	5,798,000	6.2%

Consolidated Operating Markets

The following table summarizes information regarding licensed areas which U.S. Cellular consolidates and are in operation as of December 31, 2012.  The population shown is the total population within each geographic market area, regardless of U.S. Cellular’s percentage ownership in the licenses included in such geographic market areas:

Geographic Market Areas	Population (1)	Customers	Penetration	States
Central Region (2)	33,235,000	3,688,000	11.1%	IA, IL, IN, KS, MI, MN, MO, NE, OH, OK, TX, WI
Mid-Atlantic Region	8,006,000	1,104,000	13.8%	MD, NC, PA, SC, TN, VA, WV
New England Region	2,857,000	422,000	14.8%	ME, NH, VT
Northwest Region	2,388,000	369,000	15.5%	CA, OR, WA
New York Region (3)	480,000	215,000	44.8%	NY
Total	46,966,000	5,798,000	12.3%

(1)         Represents 100% of the population of the licensed areas, based on 2011 Claritas® population estimates.  “Population” in this context includes only the areas covering such markets and is used only for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below. It also includes 100% of the population of two licensed areas where U.S. Cellular owns a controlling interest and has contracted with another wireless operator to manage the operations.

(2)         At December 31, 2012, the Divestiture Markets are included in the Central Geographic Market Area.

(3)         Markets in the New York Region are operated by Verizon Wireless under the Verizon Wireless brand.  U.S. Cellular owns a greater than 50% interest in each of these markets and consolidates the financial results of these markets in accordance with Generally Accepted Accounting Principles (“GAAP”).

Investment Markets

The following table summarizes the markets in which U.S. Cellular owns an investment interest at December 31, 2012.  For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown.

Market Area/Market	Population (1)	Current Percentage Interest (2)	Current Population Equivalents (3)
Los Angeles/Oxnard, CA	18,095,000	5.5%	995,000
Oklahoma City, OK	1,209,000	14.6%	177,000
Others (fewer than 100,000 population equivalents each)	4,667,000	Varies	290,000
Total population equivalents in investment markets			1,462,000

(1)         Represents 100% of the total population of the licensed area in which U.S. Cellular owns an interest based on 2011 Claritas® population estimates.

(2)         Represents U.S. Cellular’s percentage ownership interest in the licensed area as of December 31, 2012.

(3)         “Current Population Equivalents” are derived by multiplying the amount in the “Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

Divestiture Transaction

As more fully described in the Divesture Transaction section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements, on November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement (the “Divestiture Transaction”) with subsidiaries of Sprint Nextel Corporation (“Sprint”).

The Purchase and Sale Agreement provides that U.S. Cellular will transfer to Sprint certain rights and assets (collectively, the “Subject Assets”), and Sprint will assume certain liabilities (“Subject Liabilities”), related to U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (the “Divestiture Markets”), in consideration for $480 million in cash at closing, subject to pro-rations of certain assets and liabilities.  U.S. Cellular will retain all other assets (“Retained Assets”) and liabilities (“Retained Liabilities”) related to the Divestiture Markets.  U.S. Cellular is not transferring and will continue to operate and provide service in Peoria, Rockford and certain other areas in Illinois, and in Columbia, Joplin, Jefferson City and certain other areas in Missouri.

The Subject Assets include customers and most of U.S. Cellular’s PCS licenses in the Divestiture Markets.  U.S. Cellular will retain its direct and indirect ownership interests in other spectrum in the Divestiture Markets. The transaction does not include spectrum licenses held by U.S. Cellular or variable interest entities consolidated by U.S. Cellular that are not currently used in the operations of the Divestiture Markets.  The Subject Liabilities that will be assumed by Sprint include only (i) liabilities as of the closing relating to the Subject Assets and (ii) liabilities arising after the closing relating to the Subject Assets.

The Retained Assets include all assets other than the Subject Assets, including cash, accounts receivable, inventory, naming rights, real estate, cell sites including towers, network equipment, stores, retail equipment, furniture and fixtures, and all other assets, including the corporate and other facilities located in the Divestiture Markets.  The Retained Liabilities include all liabilities other than the Subject Liabilities, including accounts payable, accrued expenses, liabilities to employees, taxes, obligations under benefit plans, contracts, leases and asset retirement obligations.

The transaction is subject to FCC approval, compliance with the Hart-Scott-Rodino Act and other conditions.  Subject to the satisfaction or (if permitted) waiver of all conditions, the transaction is expected to close in mid-2013.

The table below provides selected information related to the Divestiture Markets as of December 31, 2012:

Market population	15,037,000
Market penetration	3.7%
Total customers	560,000
Postpaid customers	463,000
Prepaid customers	81,000
Reseller customers	16,000
Postpaid churn rate	2.95%

Products and Services

Wireless Services.  U.S. Cellular’s postpaid customers are able to choose from a variety of national plans with voice, messaging and data pricing that are designed to fit different customer needs, usage patterns and budgets.  The ability to help a customer find the right pricing plan is central to U.S. Cellular’s brand positioning.  U.S. Cellular offers national consumer plans with both bundled and unbundled options that can be tailored to a customer’s needs. Many plans enable small work groups or families to share the plan minutes, enabling customers to get more value for their money.  U.S. Cellular offers data plans in a variety of tiers to fit customers’ needs and budgets.  Business rate plans are offered to companies to meet their unique needs.  U.S. Cellular’s popular national plans price all calls, regardless of where they are made or received in the United States, as local calls with no long distance or roaming charges. All incoming calls, texts, and picture messages are free on currently offered plans.  Additionally, U.S. Cellular offers prepaid service plans, which include voice minutes, messaging and data in a variety of ways for a monthly fee.  In May 2012, U.S. Cellular began offering U Prepaid, a no contract wireless service in select Walmart stores in an effort to expand points of distribution for U.S. Cellular products and services.  In October 2012, U.S. Cellular began offering a postpaid option through Walmart as well, and continues to explore new distribution options.

U.S. Cellular recognizes customer loyalty with national bundled rate plans and industry-leading benefits without requiring customers to sign continuous contracts. Customers who subscribe to national plans can earn loyalty reward points that can be used for accelerated phone upgrades just for being a customer. Points can also be used for other rewards such as additional lines, phones, accessories and ringtones. Available postpaid plans include Overage Cap, a free service that prevents voice overage charges from exceeding $50 for a National Single Line Plan or $150 for a Family Plan.

U.S. Cellular’s portfolio of AndroidTM-powered, BlackBerry® and Windows Mobile® smartphones and AndroidTM-powered tablets are key parts of its strategy to deliver wireless devices which allow customers to stay productive, entertained and connected on the go. Backed by U.S. Cellular’s high-speed networks, including a fourth generation Long Term Evolution (“4G LTE”) network, which, as of December 31, 2012, covers 61% of its postpaid customers and a third generation (“3G”) network that supports nationwide roaming, U.S. Cellular’s smartphone messaging, data and internet services allow customers to access the web and social network sites, e-mail, text, picture and video message, utilize turn-by-turn GPS navigation, and browse and download thousands of applications to customize their wireless devices to fit their lifestyles.

U.S. Cellular offers enhanced multimedia services, including Digital Radio, Mobile TV and 3D Gaming, over its 4G LTE and 3G networks.  U.S. Cellular’s easyedgeSM brand of enhanced data services uses a Binary Runtime Environment for Wireless (“BREW”) technology which adds limited computer-like functionality to non-smartphone wireless devices, enabling applications to be downloaded over-the-air directly to the customer’s wireless device.  These enhanced data services include news, weather, sports, information, games, ring tones and other services.

U.S. Cellular plans to further enhance its advanced data services in 2013 and beyond.

Wireless Devices. U.S. Cellular offers a comprehensive range of wireless devices such as handsets, modems, mobile hotspots and tablets for use by its customers.  U.S. Cellular offers wireless devices that are compatible with some or all of its 4G LTE, 3G and 2G networks and all are compliant with the FCC’s enhanced wireless 911 (“E-911”) requirements.  In addition, U.S. Cellular offers a wide range of accessories, such as carrying cases, hands-free devices, batteries, battery chargers, memory cards and other items to customers. U.S. Cellular also sells wireless devices to agents and other third-party distributors for resale. U.S. Cellular frequently discounts wireless devices sold to new and current customers and provides discounts on upgraded wireless devices to current customers, in order to attract new customers or to retain existing customers by reducing the cost of becoming or remaining a wireless customer.  With plans offering “no contract after the first,” customers who are eligible for a wireless device upgrade are able to obtain wireless devices at promotional prices without signing a new contract.

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

Handset selection and availability are significant areas of competitive differentiation in the industry today. During 2012, U.S. Cellular continued to bolster its expanding smartphone and tablet portfolio with the launch of high-performance AndroidTM-powered wireless devices, such as the Samsung Galaxy S IIITM. U.S. Cellular’s smartphone offerings play a significant role in driving data service usage and revenues.  The devices offered include a full array of smartphones from the top-tier AndroidTM-powered Samsung Galaxy S IIITM to lower-tier smartphones.

U.S. Cellular purchases wireless devices and accessory products from a number of manufacturers, including Samsung, Motorola, Personal Communications Devices, LG, BlackBerry®, Superior Communications and Xentris Wireless. U.S. Cellular negotiates volume discounts with its suppliers and works with them in promoting specific equipment in its local advertising.  U.S. Cellular does not own significant product warehousing and distribution infrastructure.  Instead, it contracts with third party providers for substantially all of its product warehousing, distribution and direct customer fulfillment activities. U.S. Cellular also contracts with third party providers for services related to its reward points and phone replacement programs.

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

U.S. Cellular believes that creating positive connections with its customers enhances their wireless experience and builds customer loyalty.  U.S. Cellular currently offers several innovative, customer-centric programs and services, at no cost to the customer.  The Overage Protection service provides customers peace-of-mind by sending them text message alerts when they come close to reaching their allowable monthly plan minutes or text messages in order to avoid overage charges. Although the FCC approved a proposal in 2011 that would require carriers to notify customers before they incur excessive charges, U.S. Cellular believes that it was the first to offer this service to all of its customers. My Contacts Backup offers extra security for customers by allowing them to retrieve their contact numbers if they lose or damage their wireless devices.

U.S. Cellular increases customer awareness using media such as television, radio, newspaper, direct mail advertising, the Internet, social media and sponsorships.  U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand position, promotional advertising, broad distribution, maintaining a high-quality wireless network and providing outstanding customer service.  U.S. Cellular’s advertising is directed at attracting and retaining customers, improving potential customers’ awareness of the U.S. Cellular brand, increasing existing customers’ usage of U.S. Cellular’s services and increasing the public awareness and understanding of the wireless services it offers.  U.S. Cellular attempts to select the advertising and promotional media that are most appealing to the targeted groups of potential customers in each local market.  U.S. Cellular supplements its advertising with a focused public relations program that drives store traffic, supports sales of products and services, and builds brand awareness and preference.  The approach combines national and local media relations in mainstream and social media channels with market-wide activities, events, and sponsorships. Since 2008, U.S. Cellular has focused its giving strategy on the pressing needs of schools and has invested millions of dollars in its education initiatives, such as Calling All Communities and Calling All Teachers, which support schools and teachers in the communities U.S. Cellular serves.

U.S. Cellular manages customer retention by focusing on outstanding customer service through the development of processes that are customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs.  The marketing plan highlights the value of U.S. Cellular’s service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless devices which are designed to meet the needs of customers.

Through 2012, U.S. Cellular operated five regional customer care centers.  Effective January 1, 2013, U.S. Cellular transferred its Bolingbrook Customer Care Center operations to an existing third-party vendor.  In connection with the Bolingbrook Customer Care Center transaction, the majority of U.S. Cellular’s associates at the Bolingbrook, Illinois location became employees of the third party vendor, which will continue to provide services to U.S. Cellular through a transition period.  Through the Bolingbrook and other customer care center operations, U.S. Cellular will continue to deliver award-winning customer service.  U.S. Cellular will continue to operate four other regional customer care centers with personnel who are responsible for customer service activities, and a national financial services center with personnel who perform credit and other customer payment activities.  U.S. Cellular also contracts with third parties that provide additional customer care support.

Distribution Channels.  U.S. Cellular supports a multi-faceted distribution program, including retail sales and service centers, direct sales, third-party national retailers, and independent agents, plus the website and telesales for customers who wish to contact U.S. Cellular through the Internet or by phone.

Company retail store locations are designed to market wireless products and services to the consumer and small business segments in a setting familiar to these types of customers.  As of December 31, 2012, retail sales associates work in over 400 U.S. Cellular-operated retail stores and kiosks. Direct sales consultants market wireless services to mid-size business customers. Additionally, the U.S. Cellular website enables customers to activate service and purchase wireless devices online.

U.S. Cellular maintains an ongoing training program to improve the effectiveness of retail sales associates and direct sales consultants by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet customer needs.

In May 2012, U.S. Cellular began offering U Prepaid, a no contract wireless service, in select Walmart stores within its service areas.  In October 2012, U.S. Cellular began offering a postpaid option through Walmart, and continues to explore new distribution options.

U.S. Cellular has relationships with exclusive and non-exclusive agents, which are independent businesses that obtain customers for U.S. Cellular on a commission basis.  At December 31, 2012, U.S. Cellular had contracts with these businesses aggregating over 1,000 locations.  U.S. Cellular provides additional support and training to its exclusive agents to increase customer satisfaction for customers they serve.  U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service packages and other related products.  No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular also markets wireless service through resellers.  The resale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users.  These resellers generally provide prepaid and postpaid services to subscribers under their own brand names and also provide their own billing and customer service.  U.S. Cellular incurs no direct subscriber acquisition costs related to reseller customers.  At December 31, 2012, U.S. Cellular had approximately 241,000 customers of resellers.  For the year ended December 31, 2012, revenues from resale business were less than 1% of total service revenues.

Seasonality.  There is seasonality in operating expenses, which tend to be higher in the fourth quarter than in the other quarters due to increased marketing activities, which may cause operating income to vary from quarter to quarter.

Customers and System Usage

U.S. Cellular provides service to customers from a variety of demographic segments.  U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts.  U.S. Cellular focuses on both retail consumers and small-to-mid-size business customers in vertical industries such as construction, retail, professional services and real estate.  These industries are primarily served through U.S. Cellular’s retail and direct sales channels.

U.S. Cellular’s main sources of revenues are from its own customers and from customers of competitors who roam on its network. The interoperability of wireless service enables a customer who is in a wireless service area other than the customer’s home service area to place or receive a call or use data in that service area.  U.S. Cellular has entered into reciprocal roaming agreements with operators of other wireless systems covering virtually all systems with Code Division Multiple Access (“CDMA”) technology in the United States, Canada and Mexico.  Roaming agreements offer customers the opportunity to roam on these systems.  These reciprocal agreements automatically pre-register the customers of U.S. Cellular’s systems in the other carriers’ systems.  In addition, a customer of a participating system roaming in a U.S. Cellular market where this arrangement is in effect is able to make and receive calls or data on U.S. Cellular’s system.  The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer’s carrier. U.S. Cellular bills this charge to the customer’s home carrier, which then may bill the customer.  In many instances, based on competitive factors, carriers, including U.S. Cellular, may not charge their customers, or charge lower amounts to their customers than the amounts actually charged by other wireless carriers for roaming. Since 2010, U.S. Cellular has offered nationwide 3G data roaming services, allowing its customers to access high-speed data across the country. U.S. Cellular is currently exploring 4G roaming agreements with operators of other wireless systems. The FCC’s adoption of mandatory 4G roaming rules, which were upheld by the United States Court of Appeals for the District of Columbia, may be of assistance in the negotiation of 4G roaming agreements with other wireless operators in the future. However, technological challenges currently exist which limit the interoperability of 4G wireless devices on other carriers’ networks. Specifically, wireless devices support certain configurations of 4G spectrum frequencies and as a result 4G wireless devices offered by carriers are not necessarily compatible with the networks of other carriers. U.S. Cellular is working with other carriers and original equipment manufacturers in order to resolve and mitigate interoperability issues; however, there is no assurance that these issues will be fully resolved or mitigated. Accordingly, both the timing of when U.S. Cellular will be able to offer 4G roaming, and in which geographies, are uncertain.

Technology and System Design and Construction

Technology.  Wireless telecommunication systems transmit voice, data, graphics and video through the transmission of signals over networks of radio towers using radio spectrum licensed by the FCC.  Access to local, regional, national and worldwide telecommunications networks is provided through system interconnections.

U.S. Cellular currently deploys CDMA digital technology throughout its networks.  Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States, as well as parts of Canada and Mexico.  U.S. Cellular believes that CDMA technology offers advantages compared to the other second generation digital technologies, including greater spectral efficiency as well as better call quality.  Another digital technology, Global System for Mobile Communication (“GSM”), has a larger installed base of customers worldwide. Since CDMA technology currently is not compatible with GSM technology, U.S. Cellular customers with CDMA-only based wireless devices are currently not able to use their wireless devices when traveling through areas serviced only by GSM-based networks. However, both CDMA and GSM technologies are expected to be succeeded by 4G LTE technology over the next several years.  As described above, there are challenges to implementing 4G LTE roaming and interoperability.  Carriers may deploy 4G LTE technology on different radio bands, or spectrum, and devices from one carrier may not have the required antennas to operate on another carrier’s network and, as such, would not be able to roam on that network.

A high-quality network, supported by continued investments in that network, will remain an important factor for wireless companies to remain competitive.  U.S. Cellular continually reviews its long-term technology plans.  Since 2006, U.S. Cellular has offered services based on 3G technology and, in 2012, U.S. Cellular launched services based on 4G LTE technology in conjunction with King Street Wireless L.P.  As of December 31, 2012, U.S. Cellular deployed 4G LTE technology that covered approximately 61% of its postpaid customers and anticipates further expansion of 4G LTE in 2013.

System Design and Construction.  U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of compatible wireless devices.  Designs are based on engineering studies which relate to specific markets, in support of the larger network.  Such engineering studies are performed by U.S. Cellular personnel or third-party engineering firms.  Network reliability is given careful consideration and extensive backup redundancy is employed in many aspects of U.S. Cellular’s network design.  Route diversity, ring topology and extensive use of emergency standby power are also utilized to enhance network reliability and minimize service disruption from any particular network element failure.

In accordance with its strategy of building and strengthening its operating market areas, U.S. Cellular has selected high-capacity digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office.  U.S. Cellular’s wireless systems are designed to facilitate the installation of equipment that will permit microwave interconnection between the mobile telephone switching office and the cell sites.  U.S. Cellular has implemented such microwave interconnection in many of the wireless systems it operates.  In other areas, U.S. Cellular’s systems rely upon wireline telephone connections to link cell sites with the mobile telephone switching office.  Although the installation of microwave network interconnection equipment requires a greater initial capital investment, a microwave network enables a system operator to reduce the current and future charges associated with leasing backhaul capacity from a wireline telephone company. U.S. Cellular is currently transitioning its existing wireline backhaul capacity to a packet-based Ethernet technology from circuit-switched technology. In addition to allowing for increased data capacity, the packet-based backhaul reduces the costs of data transmission.

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

The costs (inclusive of the costs to acquire licenses) to develop the systems which U.S. Cellular operates have historically been financed primarily through proceeds from debt and equity offerings, with cash generated by operations, and proceeds from the sales of wireless interests.  U.S. Cellular believes that existing cash and investments balances, expected cash flows from operating and investing activities and funds available under its revolving credit facility provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital, construction and development expenditures) for the foreseeable future. In addition, U.S. Cellular may access public and private capital markets to help meet its financing needs.

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

Wireless service providers continue to use wireless device availability and pricing to gain a competitive advantage since the markets for wireless service are nearly fully saturated.  The wireless device has become more than just a means for communication.  Consumers’ attitudes have shifted, and continue to shift, and a wireless device becomes more important year after year as it expands to become the primary communication link to the world as well as a personal entertainment center and source of information.  U.S. Cellular believes that customer growth will be achieved primarily by capturing customers switching from other wireless carriers, selling additional products and services to its existing customers, and increasing the number of multi-device users among its existing customers.

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

Bundled offerings, in the form of “triple plays” and “quadruple plays” (combination of cable or satellite video service, high-speed internet, wireline service, and wireless service), are common among some of U.S. Cellular’s competitors.  In addition, wireless carriers and others are beginning to roll out new or enhanced technologies to better meet the needs of the “anytime, anywhere” consumer.  Convergence is taking place on many levels, including dual-mode wireless devices that act as wireline or wireless devices depending on location and the incorporation of wireless “hot spot” technology in wireless devices for improved in-building coverage and for making internet access seamless regardless of location.  Although less directly a substitute for other wireless services, wireless data services such as Wi-Fi may be adequate for those who do not need full mobility wide area roaming or full two-way voice services.  Technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

U.S. Cellular’s approach in 2013 and in future years will be to focus on the unique needs and attitudes towards wireless service of its selected target segments.  U.S. Cellular will deliver selected, targeted high quality products and services at fair prices and will continue to differentiate itself through the customer experience and service quality. U.S. Cellular’s customer-centric approach, highly reliable network, as evidenced by numerous consumer satisfaction awards based on survey results, and cutting-edge wireless devices all represent examples of how U.S. Cellular believes it is differentiating itself from competitors as it relates to the customer experience. U.S. Cellular’s ability to compete successfully in the future, and to meet necessary growth and return on capital, will depend upon its ability to anticipate and respond to changes related to new service offerings, customer preferences, competitors’ pricing strategies, technology, demographic trends, economic conditions and access to adequate spectrum resources.

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

In addition to the Divestiture Transaction discussed above, U.S. Cellular engaged in the following significant transactions in the last five years.

Spectrum Transactions. The following significant license transactions provided U.S. Cellular with additional spectrum to meet anticipated future capacity and coverage requirements in several of its markets.  No cash, customers, network assets, other assets or liabilities were included in these transactions.  In addition to the licenses listed below, U.S. Cellular has acquired a number of other licenses as part of less significant transactions in recent years.

2012 700 MHz A-Block. On August 15, 2012, U.S. Cellular completed a license purchase whereby U.S. Cellular received four 700 MHz A-Block spectrum licenses covering portions of Iowa, Kansas, Missouri, Nebraska, and Oklahoma.  On November 20, 2012, U.S. Cellular completed a license purchase whereby U.S. Cellular received seven 700 MHz A-Block spectrum licenses covering portions of Illinois, Michigan, Minnesota, Missouri, Nebraska, Oregon, Washington and Wisconsin.

2011 Spectrum Swap. On September 30, 2011, U.S. Cellular completed an exchange whereby U.S. Cellular received eighteen 700 MHz spectrum licenses covering portions of Idaho, Illinois, Indiana, Kansas, Nebraska, Oregon and Washington in exchange for two PCS spectrum licenses covering portions of Illinois and Indiana.

FCC Auctions.  As more fully described in the Regulation section below, in 2012, the FCC conducted a single round, sealed bid, reverse auction to award Mobility Fund Phase I support to bidders that commit to provide wireless service in areas designated as unserved by the FCC.  U.S. Cellular and several of its subsidiaries were winning bidders in eligible areas within 10 states.

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

The FCC’s Auction 73 for spectrum in the 700 MHz band closed on March 20, 2008.  U.S. Cellular participated in Auction 73 indirectly through its limited partnership interest in King Street Wireless L.P. (“King Street Wireless”).  King Street Wireless was the successful winning bidder of 152 licenses in Auction 73. These licenses were granted by the FCC in December 2009.

Regulation

Regulatory Environment.  U.S. Cellular’s operations are subject to FCC and state regulation.  The wireless licenses that are held by U.S. Cellular and by the designated entities in which U.S. Cellular owns a non-controlling interest are granted by the FCC for the use of radio frequencies and are an important component of the overall value of U.S. Cellular’s consolidated assets.  The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934 (“Communications Act”).  In 1996, Congress enacted the Telecommunications Act of 1996 (“Telecommunications Act”), which amended the Communications Act.  The Telecommunications Act mandated significant changes in telecommunications rules and policies to promote competition, ensure the availability of telecommunications services to all parts of the United States and streamline regulation of the telecommunications industry to remove regulatory burdens, as competition developed.  The FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless services under the Communications Act, and has implemented the legislative objectives of the Telecommunications Act, as discussed below.

Licensing—Wireless Service. Wireless licenses are granted by the FCC based on various geographic areas. The completion of acquisitions, involving the transfer of control of all or a portion of a wireless system, requires prior FCC approval.  The FCC determines on a case-by-case basis whether an acquisition of wireless licenses is in the public interest.

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

Licensing—Commercial Mobile Radio Service.  Pursuant to the 1993 amendments to the Communications Act, cellular, personal communications, advanced wireless, and 700 MHz services are classified as commercial mobile radio service in that they are services offered to the public for a fee and are interconnected to the public switched telephone network.  The FCC has determined that it will not require carriers providing such services to comply with a number of statutory provisions otherwise applicable to common carriers, such as the filing of tariffs.  All commercial mobile radio service wireless licensees must satisfy specified coverage requirements.  Licensees which fail to meet the coverage requirements may be subject to forfeiture of their licenses.

Wireless licenses are generally granted for a ten year term or, in some cases, for fifteen years.  The FCC has established standards for conducting comparative renewal proceedings between a wireless licensee seeking renewal of its license and challengers filing competing applications.  All of U.S. Cellular’s licenses for which it applied for renewal between 1995 and 2012 have been renewed. In 2010, the FCC released a Notice of Proposed Rulemaking (“NPRM”) regarding wireless services renewal proceedings.  Pursuant to the NPRM, the FCC would abolish comparative renewal proceedings, but establish criteria by which it would determine whether a wireless licensee was entitled to license renewal.  The proposed changes have been opposed by most wireless carriers, including U.S. Cellular.  It is, however, likely that the FCC will take some action to modify the license renewal process.  U.S. Cellular expects to meet the current criteria of any license renewal process.

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

Hearing Aid Compatibility.  The FCC has imposed Hearing Aid Compatibility requirements on wireless carriers.  These rules mandate that carriers offer to customers a certain number or percentage of handsets which are compatible with different types of hearing aids.  The rules also require certain types of marketing and labeling practices in relation to such handsets, as well as certain disclosures on wireless carrier websites.  There are also annual carrier reporting requirements regarding Hearing Aid Compatibility.  U.S. Cellular is in compliance with the FCC’s Hearing Aid Compatibility requirements.

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

The Telecommunications Act authorizes and directs the FCC to establish an explicit universal service fund, to preserve and advance universal access to telecommunications services in rural and high-cost areas of the country, to ensure that low-income consumers have access, and to promote access for schools, libraries and health care providers. The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to “make an equitable and non-discriminatory contribution” to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of wireline and wireless telephone service in high cost areas is subsidized by support from the Universal Service Fund (“USF”) to which all carriers with interstate and international revenues must contribute.  Carriers are free to pass on the cost of such contributions to their customers.  In 2012, U.S. Cellular contributed $112 million into the federal USF and passed on the cost of such contributions to its customers.

Wireless carriers may be designated by states, or in some cases by the FCC, as eligible to receive universal service support payments if they provide specified services in “high cost” areas.  In 2012, U.S. Cellular received approximately $140.8 million in high cost support for service to high cost areas in the states of Illinois, Iowa, Kansas, Maine, Missouri, Nebraska, New Hampshire, New York, North Carolina, Oklahoma, Oregon, Tennessee, Virginia, Washington, Wisconsin and West Virginia.  This high cost support is undergoing change, as set forth below.

National Broadband Plan. In 2009, Congress directed the FCC to develop a National Broadband Plan (the “Plan”) to ensure every American has “access to broadband capability.”  In March 2010, the FCC released the Plan which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade. Among the recommendations in the Plan which are significant to wireless providers are a series of proposals to make up to 500 MHz of spectrum newly available for broadband wireless uses by 2020, with a benchmark of making 300 MHz available by 2015, to reserve additional spectrum for unlicensed wireless use and to make more spectrum available for opportunistic and secondary uses. The Plan also made recommendations for transitioning the USF from supporting voice networks to broadband networks over time.

FCC’s USF and ICC Reform Order.  Pursuant to the Plan and subsequent notices of proposed rulemaking, on November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform.  The Reform Order substantially revises the current USF high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, began to be phased out in 2012. As a replacement, the FCC is adopting the Connect America Fund (“CAF”), a new Mobility Fund, and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as U.S. Cellular may be eligible to receive funding under each of these funds under certain circumstances.

The FCC has determined that both wireline and wireless facilities should be supported with one wireline carrier and one mobile carrier receiving support in each area.  The Mobility Fund will be implemented in two phases.  The Phase I Mobility Fund which was implemented in 2012 is designed to provide one-time funding through a reverse auction to fill in coverage in “dead zones” that currently lack 3G wireless service.  In Phase I, $300 million was allocated throughout the country and an additional $50 million was set aside for tribal lands through the reverse auction described below.  The Phase II Mobility Fund will have a budget of up to $500 million per year (up to $100 million of which is reserved for tribal lands), with the method of disbursement to be determined in a further NPRM.  Phase II funding will be provided to areas that lack 4G wireless service.  The CAF will support service to homes, businesses, and anchor institutions, using any technology that can meet the technical requirements.

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901. U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901 and were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in one-time support from the Mobility Fund.  As part of the auction rules, winning bidders must complete network build-out projects to provide 3G or 4G service to these areas within two or three years, respectively, and must also make their networks available to other providers for roaming.  Winning bidders will receive support funding primarily upon achievement of coverage milestones defined in the auction rules. As a result of the funding awards in the Phase I Mobility Fund, U.S. Cellular will be required to meet certain regulatory conditions in the areas where it will receive funding to provide service.  Examples of these regulatory conditions include: allowing other carriers to collocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.

The terms and rules for participating in the CAF as a wireless eligible telecommunications carrier (“ETC”) have not been developed yet by the FCC.  It is uncertain whether U.S. Cellular will obtain support through the CAF or Phase II of the Mobility Fund.  If U.S. Cellular is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain and retain the right to receive support including, for example, allowing other carriers to collocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.

U.S. Cellular’s current ETC support is scheduled to be phased down.  Support for 2012 (excluding certain adjustments) was frozen on January 1, 2012 using support for 2011 as a baseline and was reduced by 20% starting in July 2012.  The reduction in USF support that U.S. Cellular otherwise would have received in 2012 was approximately $16 million.  Support will be further reduced by 20% in July of each subsequent year; however, if the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time and U.S. Cellular will receive 60% of its baseline support until the Phase II Mobility Fund is operational.

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

The FCC’s Reform Order, and any subsequent orders it adopts to reform universal service and intercarrier compensation, are subject to judicial review.  Multiple appeals and petitions for reconsideration have been filed with respect to the FCC Reform Order, but it has not been stayed.  At this time, U.S. Cellular cannot predict the timing or outcome of any such appeals or petitions, or whether such appeals or petitions would result in a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular also cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order or whether reductions in support will be fully offset with additional support from the CAF or the Mobility Fund.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Incremental Charges. In October 2010, the FCC released an NPRM proposing that wireless carriers be required, among other things, to alert customers when they approach and reach usage limits for voice and data services which, if exceeded, would result in extra charges beyond the customer’s rate plan.  In October 2011, a number of carriers, including U.S. Cellular, entered into voluntary commitments to minimize unexpected incremental charges on customers’ bills, precluding the need for the FCC to adopt rules proposed in its NPRM.  Although U.S. Cellular already offers certain consumer protections, such as its Overage Cap and Overage Protection services, U.S. Cellular will incur additional regulatory obligations as a result of the voluntary commitments; however, such burdens are not expected to have a material effect on U.S. Cellular’s operations.

Net Neutrality. In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless internet service providers to manage applications and content that traverse their networks.  In December 2010, after a lengthy proceeding which considered different approaches including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted a net neutrality rule based on its Title I “ancillary” authority to enforce different parts of the Communications Act. The rule requires all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms sufficient for consumers to make informed choices regarding the use of such services. The rule also prohibits all internet providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management. The rule subjects the providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. Thus, the FCC at this time considered it appropriate to take only the “measured steps” with respect to mobile broadband service reflected in the rule. The Reform Order is generally controversial and has been challenged in the courts.  U.S. Cellular cannot predict the outcome of such cases.

Data Roaming.  In 2007, the FCC adopted a rule requiring that wireless carriers offer “voice” roaming agreements to each other on a just, reasonable and non-discriminatory basis.  The FCC stated that this was a common carrier obligation under Title II of the Communications Act.  In 2011, the FCC broadened this obligation to require carriers to offer wireless “data” roaming agreements to each other.  However, because this obligation involved the use of the Internet, it could not be a “common carrier” obligation.  Thus, the FCC grounded the obligation in Title III of the Communications Act, under which the FCC regulates use of the radio spectrum.  This order was challenged in the U.S. Court of Appeals for the District of Columbia Circuit on the grounds that it constituted an unlawful common carrier regulation.  However, in December 2012, the court upheld the FCC’s ruling.  U.S. Cellular was an intervenor in the case in support of the FCC and believes that the FCC and court rulings will be beneficial to it and similarly situated wireless carriers.

CVAA.  In 2010, Congress enacted the Twenty-First Century Communications and Video Accessibility Act (“CVAA”), to ensure that people with disabilities have access to “advanced communications services” (“ACS”).  The CVAA is currently the subject of two FCC rulemakings.  The first deals with access to ACS generally and specifically with access to mobile “browsers” by persons who are blind or who have visual impairments. The second deals with the closed captioning obligations of wireless manufacturers and wireless providers.  There are also recordkeeping and reporting requirements, which come into effect in March and April of 2013, respectively.

As of October 1, 2013, a mobile phone manufacturer that includes a browser in its device or a mobile phone provider such as U.S. Cellular that sells a mobile phone which includes such a browser must ensure that the browser functions are accessible to and usable by individuals who are blind or who have a visual impairment, unless doing so is not achievable.

As of January 1, 2014, wireless carriers will be required to deliver all programming received from a video programming owner or other origination source containing closed captioning with the original closed captioning data intact, unless such programming is recaptioned or the captions are reformatted by the programming distributor.

U.S. Cellular is working with its trade association, with standards setting organizations and with its vendors to comply with these requirements.

Spectrum Holdings. In September 2012, the FCC adopted an NPRM which proposed a review of its policies regarding mobile spectrum holdings in the context of both auctions and secondary market transactions.  Comments and reply comments were filed in November 2012 and January 2013.  In the proceeding, the FCC sought and received comment on whether it should retain or modify the current case by case analysis used to evaluate mobile spectrum holdings, or adopt “bright line” limits on the amount of wireless spectrum which may be held by any carrier.

The FCC also is considering updating the spectrum bands included in the evaluation of mobile spectrum holdings and whether to make distinctions between different bands in evaluating spectrum holdings.  The FCC also is re-examining its determinations of geographic and product markets in the context of evaluating wireless transactions.  It also is reviewing its spectrum “attribution” rules and remedies if a proposed transaction does not comply with its rules or policies.

U.S. Cellular cannot predict what, if any, changes the FCC will make to the foregoing rules, but intends to comply with all applicable requirements.

State and Local Regulation.  U.S. Cellular is subject to state and local regulation in some instances. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure.  In 1993, Congress preempted states from regulating the entry of wireless systems into service and the rates charged by wireless systems to customers.  The siting and construction of wireless facilities, including transmitter towers, antennas and equipment shelters are still subject to state or local zoning and land use regulations.  However, in 1996, Congress amended the Communications Act to provide that states could not discriminate against wireless carriers in tower zoning proceedings and had to decide on zoning requests with reasonable speed.  In addition, states may still regulate other terms and conditions of wireless service.

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

Radio Frequency Emissions.  The FCC has adopted rules specifying standards and the methods to be used in evaluating radio frequency emissions from radio equipment, including network equipment and wireless devices used in connection with commercial mobile radio service.  These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit in 2000. The U.S. Supreme Court declined to review the Second Circuit’s ruling. U.S. Cellular’s network facilities and the wireless devices it sells to customers comply with these standards.  In August 2012, the Government Accountability Office issued a report which recommended that the FCC reassess its current radio frequency emission limits.  In October 2012, in guidance released by the FCC Office of Engineering and Technology, it was stated that that the FCC intends to initiate a rulemaking proceeding dealing, in part, with radio frequency emissions from mobile devices. The FCC could adopt amended radio frequency emission limits and/or testing procedures for mobile devices in such a rulemaking proceeding, following review of comments filed by affected parties and members of the public.

TDS Telecom Operations

General

TDS Telecom is a holding company that provides diversified telecommunications services (voice, broadband, network access and video services) and hosted and managed services. TDS Telecom’s wireline subsidiaries provide high-quality telecommunications services to commercial and residential customers primarily in rural and suburban communities.  As of December 31, 2012, TDS Telecom operates 115 incumbent local exchange carriers (“ILEC”) in 28 states and provides telecommunications services as a competitive local exchange carrier (“CLEC”) in Illinois, Michigan, Minnesota, and Wisconsin. TDS Telecom also operates TDS Hosted & Managed Services, LLC (“TDS HMS”) which specializes in planning, engineering, procurement, installation, sales and management of Information Technology (“IT”) infrastructure, including: hosted application management, managed hosting, and ReliaCloud™ enterprise cloud services. TDS HMS operates data centers in Arizona, Iowa, Minnesota and Wisconsin.

Wireline Operations

TDS Telecom operates in a mix of rural, small town and suburban ILEC markets and urban CLEC markets, with the largest concentrations of its customers in the Upper Midwest and the Southeast.  TDS Telecom provides retail telecommunications services to both residential and commercial customers that reside within its respective service territories.  TDS Telecom also provides services to wholesale customers, who are primarily interexchange carriers (companies that provide long-distance telephone and data services between local exchange areas) that compensate TDS Telecom for the use of its facilities to originate and terminate their voice and data transmissions. The table below provides information about the wireline customer connections served by TDS Telecom as of December 31, 2012.

	TDS Telecom
	Customer Connections as of December 31, 2012 (1)
State	Residential	Commercial	Total	Percent of Total
Wisconsin	148,200	138,400	286,600	29%
Tennessee	84,600	21,100	105,700	11%
Michigan	30,800	67,400	98,200	10%
Minnesota	29,200	53,100	82,300	8%
Georgia	47,900	9,800	57,700	6%
New Hampshire	33,100	7,800	40,900	4%
Indiana	30,800	5,900	36,700	4%
Alabama	22,300	4,800	27,100	3%
Maine	22,100	4,400	26,500	3%
Oklahoma	19,500	3,800	23,300	2%
Total for 10 Largest States	468,500	316,500	785,000	80%
Other States	144,000	50,900	194,900	20%
Total	612,500	367,400	979,900	100%

(1)  “Customer connections” are the sum of physical access lines and high-capacity data circuits via various technologies including DSL and dedicated internet, plus the number of telephone handsets, data lines and Internet Protocol (“IP”) trunks providing communications using IP networking technology.  A physical access line is the individual circuit connecting a customer to a telephone company’s central office facilities.

Wireline Products, Services and Revenue Sources

TDS Telecom’s ILECs and CLECs generate revenues by providing the following products and services to commercial and residential customers and carriers:

•                  Voice services, including basic local and long-distance telephone service, Voice over Internet Protocol (“VoIP”) and enhanced local services like voice mail, caller ID and call forwarding;

•                  Broadband services, including Digital Subscriber Line (“DSL”), other forms of high-speed internet and other enhanced data services;

•                  Network access services to interexchange carriers for the origination and termination of interstate and intrastate long distance phone calls on TDS Telecom’s network and special access services to carriers and others; and

•                  Internet Protocol television (“IPTV”) and satellite video.

The following table summarizes TDS Telecom’s ILEC and CLEC Operating revenue by category:

For Year Ended December 31, 2012
(Dollars in thousands)	ILEC	%	CLEC	%	Total	%
Residential	$279,400	37%	$17,192	2%	$296,592	39%
Commercial	97,382	13%	138,637	19%	236,019	32%
Wholesale	201,630	27%	17,568	2%	219,198	29%
Total Operating Revenue	$578,412	77%	$173,397	23%	$751,809	100%

Residential.  TDS Telecom’s residential customer operations provide diversified telecommunications services, including wireline local and long-distance telephone service, high-speed data products and video services.  Video services are offered through either TDS Telecom’s own IPTV offering or through a resale agreement with a satellite provider.  TDS Telecom provides long-distance service by reselling long-distance service in its markets and through connections with long-distance carriers which purchase network access from the TDS Telecom ILECs.  Residential customer operations account for 63% of TDS Telecom’s combined ILEC and CLEC connections and 39% of total combined ILEC and CLEC revenue.  As of December 31, 2012, approximately 85% of TDS Telecom’s ILEC residential customers are located in rural and small town areas, while the other 15% are located in more suburban markets.

TDS Telecom’s CLEC residential customer strategy is to provide continuing service to its current residential customer base with high quality customer service and competitive pricing, but not to seek any new residential customers due to their high acquisition costs and due to regulatory changes which have increased network cost and limited network availability.  Therefore, it is expected that the number of residential customers within TDS Telecom’s CLEC markets will continue to decline.  There are 32,800 residential connections remaining at December 31, 2012.

Commercial.  TDS Telecom’s commercial customer operations provide high-quality voice and data solutions including local and long-distance telephone service, broadband, IP based services, and other services to businesses ranging in size from primarily small businesses up to large corporations.  TDS Telecom provides these commercial customers with secure and reliable internet access, data connections and advanced voice service with innovative VoIP features.  TDS Telecom addresses customer needs for increased communications capabilities at reduced costs by matching these needs to new and existing technologies to create greater efficiencies and by providing support for these technologies after the sale.  The TDS Telecom flagship product is managedIP, a fully-hosted, software and hardware solution that provides customers with a secure internet connection and the latest VoIP features and capabilities.  TDS managedIP is available in all CLEC markets and to selected ILEC markets covering 83% of ILEC commercial customers at December 31, 2012.

TDS Telecom’s telecommunications services for commercial customers are focused on small to medium-sized customers.  Medium-sized commercial prospects are characterized by above average access line to employee ratios, heavier utilization of broadband services and a focus on using telecommunications for business improvement.  An emphasis on product development has led to the introduction of several integrated voice and data solutions, as well as the creation of small business bundled products.  These bundled products make buying voice and broadband services easier and increase the value of these products to targeted business customers.  Offering bundled voice and broadband solutions provisioned on a single access line provides for direct cost savings to the customer, removes distance limitations commonly associated with high speed data technology, and gives the customer greater flexibility to grow business telecommunications use.

Additional products, services and applications are also available to new and existing commercial accounts.  Expanded offerings for the commercial sector include IP-enabled telephone systems and traditional telephone systems.  Combining service offerings with Customer Premise Equipment (“CPE”) is intended to drive greater revenue per customer while promoting a “One Vendor” telecommunications provider experience for CPE, voice and broadband services. IP and managed services product sets offered include firewall services, Internet intrusion protection services, and universal resource locater (“URL”) filtering. All of these provide commercial customers with additional services, controls and network protection.

Wholesale.  TDS Telecom continues to provide a high level of service to traditional interexchange carriers. TDS Telecom’s wholesale market focus is on access revenues, which is the compensation received for carrying long distance and data traffic on its networks.  Universal Service Fund (“USF”) revenues, which support the cost of providing telecommunication services in high cost areas, are also included in wholesale service revenues.  Recent and proposed regulatory changes may affect the amounts of TDS Telecom’s future wholesale revenues.  On November 18, 2011, the FCC released the Reform Order adopting reforms of its universal service and intercarrier compensation mechanisms, establishing a new, broadband-focused support mechanism, and proposing further rules to advance reform.  See “Regulation” below.

Wireline Strategy

TDS Telecom seeks to be the preferred telecommunications solutions provider for both residential and commercial customers by developing and delivering high-quality products that meet or exceed customers’ needs and to outperform the competition by maintaining superior customer service. TDS Telecom’s residential customer strategy is to provide voice, high-speed data, and video services through value-added bundling of products.  The commercial focus is to provide advanced IP-based voice and data services, as well as information technology solutions.  TDS Telecom is actively investing in the continuing transformation of its networks as it works to deploy advanced technologies and new services. TDS Telecom seeks to capitalize on its strong local presence and strives to champion economic development in its communities by actively advocating for state and federal regulatory frameworks that would enable its operations to grow profitably and continue to meet customer expectations for new and improved services.

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

TDS Telecom’s objective is to be the preferred broadband provider in its ILEC residential markets by offering a wide range of premium internet services.  It continues to invest in high-speed data service and as of December 31, 2012, was able to provide this service to 95% of its ILEC physical access lines.  At that date, 58% of the households passed in its ILEC markets had 10 megabits per second or faster service available.  In selected markets, TDS Telecom’s marketing and promotional strategies will lead with superior quality IPTV video.  This interactive video offering is intended to counter intensifying competition for video service and retain the video component of the double and triple play customer bundles.

TDS Telecom has continued to expand its presence in the business broadband market with hosted-managedIP telephony, high-speed symmetrical dedicated broadband and point-to-point Ethernet services.  TDS managedIP delivers business customers a converged voice and data communications solution to the desktop.  Point-to-point Ethernet provides customers secure and reliable high-speed data links for two or more locations over TDS Telecom’s internal network, not the public Internet.  The long-term strategy includes leveraging products such as managedIP and hosted and managed services to all of TDS Telecom’s commercial customers, differentiating both on service excellence and a superior product portfolio.

TDS Telecom focuses its marketing on information-intensive industries such as financial services, health services, real estate, hotels and motels, retail, education and government.  TDS Telecom uses its direct sales force, targeted mailings, and telemarketing to sell products and services to commercial markets, which are segmented into tiers based on size (in terms of connections and revenues) and strategic importance.  Different sales and distribution channels are used to target each segment.

TDS Telecom has continued to grow its long-distance product line and is the number one long-distance provider for its local service customers in its ILEC territories.  Seventy-seven percent of TDS’ ILEC physical access lines have a TDS long-distance product at December 31, 2012.

The following table summarizes additional information regarding TDS Telecom’s ILEC and CLEC customers for December 31, 2012.

Year Ended December 31, 2012	ILEC	CLEC	Total

Residential connections
Physical access lines (1)	350,100	24,600	374,700
Broadband connections (2)	221,700	8,200	229,900
IPTV customers	7,900	—	7,900
Residential connections	579,700	32,800	612,500

Commercial Connections
Physical access lines (1)	107,600	135,500	243,100
Broadband connections (2)	18,500	11,200	29,700
managedIP connections (3)	17,200	77,400	94,600
Commercial connections	143,300	224,100	367,400

Total Customer Connections	723,000	256,900	979,900

(1)         Individual circuits connecting customers to TDS Telecom’s central office facilities.

(2)         The number of customers provided high-capacity data circuits via various technologies, including DSL and dedicated internet circuit technologies.

(3)         The number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.

Wireline Network Architecture and Technology

TDS Telecom operates an integrated, highly-reliable network that consists of central office hosts and remote sites, primarily equipped with digital and IP switches.  Fiber optic and copper cable connect the host central offices with remote switches and ultimately with end customers.  TDS Telecom continues to upgrade and expand its telecommunications network to respond to the needs of its customers for greater bandwidth and advanced technologies. The network is transitioning from its legacy circuit-switched network to a highly reliable IP-based broadband network to facilitate the integration of voice services, the Internet, and media.

TDS Telecom has developed and deployed an inter-regional data routing infrastructure using leased fiber capacity which allows TDS Telecom to reach over 85% of its physical access lines with its 10 GHz core network.  This configuration along with the continued development of a ubiquitous IP network that interconnects substantially all the existing service territories will allow for next generation IP service offerings; namely, IPTV, managedIP, residential VoIP and least-cost routing as well as comprehensive IP policy management.

TDS Telecom has pursued a plan to deploy passive optical network technology, which enables significantly greater broadband speeds to selected residential subdivisions and to commercial customers, when the investment is economically justified.

TDS Telecom is also standardizing equipment and processes to increase efficiency in maintaining its network.  For example, TDS Telecom utilizes centralized monitoring and management of its network to reduce costs and improve service reliability.  Network standardization has supported TDS Telecom in operating its 24-hours-a-day / 7-days-per-week Network Management Center, which continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact.

Rapid and significant changes in technology are expected to continue to occur in the communications industry.  TDS Telecom’s success will depend, in part, on its ability to anticipate and adapt to technological changes.  TDS Telecom believes that its existing network architecture will enable it to respond to these technological changes efficiently.  In addition, TDS Telecom anticipates reducing costs through the sharing of best practices across operations, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability.

Wireline Competition

The competitive environment in the telecommunications industry has changed significantly as a result of technological advances, changing customer requirements and changes to regulation.  TDS Telecom continues to seek to develop and maintain an efficient cost structure to ensure that it can match price-based initiatives from competitors.  TDS Telecom is faced with significant challenges, including competition from cable VoIP, wireless and other wireline providers, decreases in intercarrier compensation received for the use of TDS Telecom’s networks and increases in the cost for TDS Telecom’s use of other providers’ networks.  These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom.

TDS Telecom has experienced physical access line losses and access minute declines due to competition from cable providers offering voice (“VoIP”) and data services via cable modems, from wireless carriers offering local and nationwide voice and data plans, and from other VoIP providers.

Cable companies have developed technological improvements that have allowed them to extend their competitive operations beyond major markets and have enabled them to provide a broader range of voice and data services over their cable networks.  Several national cable companies have aggressively pursued the bundling of voice communications, data and video at discounted prices to attract customers from traditional telephone companies.  In addition, cable companies have added value to their internet offerings by increasing speeds at no cost to the customer.  TDS Telecom estimates that 69% of its ILEC access lines face active competition from cable providers at December 31, 2012.  Due to the rural nature of TDS Telecom’s ILEC access lines, 31% of access lines are not subject to cable competition.  Cable companies are increasingly targeting not only residential customers, but commercial customers as well.

Wireless telephone service providers offering feature-rich wireless devices and improved network quality constitute a significant source of competition.  Some customers have chosen to completely forego use of traditional wireline telephone service and instead rely solely on wireless service for voice communications services.  This trend is more pronounced among residential customers, which comprise approximately 63% of TDS Telecom’s customer connections as of December 31, 2012. Some small businesses may follow the residential path by choosing wireless service and disconnecting wireline service.  Increasing penetration of wireless broadband services has led to substitution for long-distance calling, which impacts both TDS Telecom’s retail and access revenue.

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

While TDS Telecom positions itself as a high-quality telecommunications provider, it is experiencing competition from Regional Bell Operating Companies (“RBOCs”) (in areas where TDS Telecom competes as a CLEC), other CLECs, cable providers, wireless carriers, and VoIP providers as it seeks to gain and retain customers.  In addition, the RBOCs are continuing to implement technological changes that could impede TDS Telecom’s access to facilities used to provide CLEC telecommunications services.

TDS Telecom’s CLEC operations compete with RBOCs on the basis of price, reliability, state-of-the-art technology, product and service offerings, route diversity, ease of ordering, and customer service, including responsiveness to customer needs.  RBOCs have long-standing relationships with their customers and are well-established in their respective markets.  RBOCs are offering increased pricing flexibility for their services and have implemented long-term customer contracts with high cancellation penalties for retention purposes.  RBOCs continue to pursue aggressive “Win back” programs that have been effective in regaining lines lost to CLECs.  TDS Telecom believes that, in general, its CLEC operations provide more attention and responsiveness to customers than RBOCs provide to similar-sized customers in TDS Telecom’s CLEC markets.

Wireline Business Development Strategy

In the last five years, TDS Telecom has acquired four ILECs for an aggregate consideration of $71 million.  As of the dates they were purchased these companies served a total of 26,600 customer connections.

On February 25, 2013, TDS entered into an Asset Purchase Agreement with Baja Broadband, LLC (“Baja”) to acquire substantially all of the assets of Baja for $267.5 million in cash, subject to a working capital adjustment.  Baja is a cable company that passes approximately 212,000 households in markets in Colorado, New Mexico, Texas, and Utah and offers video, broadband and voice services.  The transaction is subject to governmental regulatory approvals, compliance with the Hart-Scott-Rodino Act and other conditions.  Subject to approvals, the transaction is expected to close in the third quarter of 2013.

TDS Telecom may make additional opportunistic acquisitions of telecommunications companies or related service businesses, including cable companies, in the future.  TDS Telecom’s acquisition strategy is to identify and target companies that support cost economies and complement TDS Telecom’s product and services growth strategy.  While management believes that it will be successful in making additional acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received.

TDS Telecom continually evaluates existing wireline operations and may pursue alternative strategies in selected markets in future periods in order to maximize the return on capital of its overall wireline business.

Wireline Regulation

Regulatory Environment.  As communications common carriers, TDS Telecom’s ILECs are subject to federal, state and local regulation and TDS Telecom strives to maintain positive relationships with these regulators.  The Communications Act of 1934, as amended by the Telecommunications Act, provides the statutory framework for United States communications policy.  The Federal Communications Commission (“FCC”) generally exercises jurisdiction over all facilities of, and services offered by, communications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international telecommunications.  State public utility commissions (“PUCs”) generally exercise jurisdiction over intrastate communications facilities and services.  Regulators establish and oversee the implementation of the provisions of federal and state telecommunications laws, including interconnection requirements, universal service obligations, promotion of competition, and the deployment of advanced services.  Maximum rates for regulated interstate services are prescribed by the FCC, and local rates paid by end user customers and intrastate access charges paid by carriers that furnish traffic to the TDS Telecom ILECs continue to be subject to state commission approval in many states.  TDS Telecom routinely pursues desired changes in regulation and rate structures in an attempt to maintain affordable rates and reasonable earnings. Revenues generated from access charges to other carriers, support mechanisms and surcharges to end user customers are included in the financial results as components of Residential, Commercial and Wholesale Revenues.

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

TDS Telecom’s ILEC subsidiaries also draw from the federal and state universal service funds. Universal service support helps keep services in rural and underserved markets comparable in quality and price to services in more urban markets, as Congress mandated in the Telecommunications Act.  Specifically, the High Cost Program of the federal USF ensures that consumers have access to and pay rates for telecommunications services in rural and underserved areas that are reasonably comparable to those provided in urban areas.  TDS Telecom’s subsidiaries draw from the USF because the cost of providing service in many of its rural markets is high, and all of those costs cannot be recovered solely from customers while still providing service that is reasonably comparable to services in urban markets.

TDS Telecom’s CLEC operations, like its ILEC operations, are regulated by federal, state and local agencies.  However, CLECs are subject to significantly less regulation than ILECs. The FCC has established different levels of regulation for “dominant” carriers and “non-dominant” carriers.  For domestic interstate telecommunications services, only incumbent local exchange carriers are classified as dominant carriers.  All other carriers typically are classified as non-dominant.  The FCC regulates many of the rates, charges and services of dominant carriers to a greater degree than those of non-dominant carriers.  As non-dominant carriers, CLECs also are subject to fewer regulatory requirements in connection with their installation and operation of facilities for domestic interstate telecommunications.  CLECs are not required to maintain tariffs for domestic interstate long-distance services.  However, they are required to submit certain periodic reports to the FCC, pay regulatory fees, and meet certain other obligations.

The Telecommunications Act requires ILECs to provide requesting carriers such as TDS Telecom’s CLEC with nondiscriminatory access to unbundled network elements (“UNEs”) at cost-based rates.  UNEs are components of ILEC networks that CLECs lease, and in some cases, combine with their own network facilities to provide services to end user customers.  Subsequent rulings have modified the circumstances under which ILECs must make UNEs available to CLECs at cost-based rates, e.g., the extent to which ILECs must unbundle and make available fiber optic lines and broadband hybrid loops.  This has had the practical effect of increasing CLEC costs to deliver certain high-capacity services to customers because CLECs no longer can rely on ILECs to lease them fiber lines and broadband hybrid loops at cost-based rates.  CLEC options can be further limited by the fact that in many jurisdictions ILECs are retiring their copper lines, thus removing those lines as an option for CLEC use as UNEs in connection with the provision of DSL services.  As a result of these factors, TDS Telecom’s CLEC today either must construct its own fiber optic lines and hybrid loops, pay a higher rate to lease these facilities from ILECs, or seek other alternative providers where available.

Federal Regulation

TDS Telecom is required to comply with the Telecommunications Act, which requires, among other things, that communications common carriers offer interstate services when requested at just and reasonable rates at terms and conditions that are non-discriminatory.  The Telecommunications Act’s stated objective is to promote competition for the provision of local service by removing regulatory barriers to competing providers.

National Broadband Plan.  In 2009, Congress directed the FCC to develop a National Broadband Plan (the “Plan”) to ensure every American has “access to broadband capability.”  In March 2010, the FCC released the Plan which describes the FCC’s goals in enhancing broadband availability and the methods for achieving those goals over the next decade.  Since that time, the FCC has taken steps to implement several aspects of the Plan, including comprehensively reforming its USF and intercarrier compensation regime.

USF and ICC Reform Order.  Pursuant to the Plan and subsequent notices of proposed rulemaking, on November 18, 2011, the FCC released a Reform Order adopting reforms of its universal service and intercarrier compensation mechanisms, establishing a new broadband-focused support mechanism, and proposing further rules to advance reform.  Prior to the Reform Order, the intercarrier compensation system had carriers recovering their costs, in part, from one another.  The Reform Order established certain rules for transitioning, over time, from the existing system to one where carriers will recover their costs directly from their end user subscribers.  The Reform Order also was accompanied by a Further Notice of Proposed Rulemaking seeking comment on a range of follow up proposals.  The future proposed rulemaking is especially important to TDS Telecom, as numerous issues relevant to rate of return carriers, such as TDS Telecom, will be addressed in it.  The Reform Order also has been the subject of numerous Petitions for Reconsideration, which have asked the FCC to reconsider portions of its decision, and it is also the subject of a judicial appeal pending before the U.S. Court of Appeals for the Tenth Circuit.  In 2012, TDS Telecom received $219 million in wholesale revenues which included approximately $87 million received under all the USF programs.  TDS Telecom cannot predict the outcome of future rulemaking, reconsideration and legal challenges and as a consequence, the impacts they may have on TDS Telecom’s wholesale revenues.

The FCC has determined that the deployment of both wireline and wireless broadband facilities should be supported, with one wireline carrier and one mobile carrier receiving support in each area.  This aspect of the FCC’s decision could subject TDS Telecom to additional competitive forces and improve the financial position of those competitors.

For wireline rate of return carriers such as TDS Telecom, the Reform Order establishes a $2 billion annual fund that is intended to maintain existing levels of support in the aggregate while at the same time transitioning support mechanisms so that, over time, rate of return carriers receive support for the deployment of wireline broadband facilities principally through the Connect America Fund (“CAF”) rather than through the intercarrier compensation regime.  To effectuate the first phase of this effort, the Reform Order: establishes benchmarks that limit certain reimbursable capital and operating expenses for determining High Cost Loop Support; reduces High Cost Loop Support on a dollar-for-dollar basis where a carrier’s local rates are set below a specified urban local rate floor; phases out safety net additive support; eliminates local switching support; eliminates support for service areas that overlap with the service areas of others; and imposes a $250 absolute cap on per line support.  Although the Reform Order is intended to permit rate of return carriers to recover any lost support through the explicit support mechanism in the CAF, it remains unclear whether the CAF will provide TDS Telecom with the same level of support over time that TDS Telecom currently receives.

With respect to intercarrier compensation, the Reform Order provides for a reduction in the charges that TDS Telecom pays to wireline phone companies to transport and terminate calls that originate on TDS Telecom’s network, which will reduce TDS Telecom’s operating expenses.  However, TDS Telecom also receives revenue from other carriers to transport and terminate calls that originate on those carriers’ networks.  As a general matter, the amount and timeframe for these reductions will depend on the nature of the traffic at issue.  In some cases, such as with the exchange of traffic between wireline and wireless carriers, the reduction is scheduled to occur quickly, whereas in other cases, such as with the exchange of traffic between wireline rate of return carriers, the reduction is scheduled to occur over a period of time.  The fundamental goal of the Reform Order is to, over time, transition all intercarrier compensation to a default “bill and keep” arrangement so that, in the absence of some commercial arrangement, support for the deployment of broadband services is based solely on funds received from the CAF and end-user customers.  As reductions in intercarrier charges increase over the next five to ten years, TDS Telecom’s related revenues and operating expenses are expected to decline.

Net Neutrality.  In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless internet service providers to manage applications and content that traverse their networks.  In December 2010, after a lengthy proceeding that considered different approaches, including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted net neutrality rules based on its Title I “ancillary” authority to enforce different parts of the Communications Act. The rules require all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms, sufficient for consumers to make informed choices regarding the use of such services. The rules also prohibits all internet service providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management.  The rules subject providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects a recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. The Reform Order is generally controversial and has been challenged in the courts.  TDS Telecom cannot predict the outcome of such cases.  TDS Telecom also cannot predict the extent to which parties may ask the FCC to apply the rules in circumstances not previously envisioned, which could have the practical effect of expanding their scope and application.

American Recovery and Reinvestment Act.  Congress enacted the American Recovery and Reinvestment Act of 2009, (“the Recovery Act”), which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States. Under the Recovery Act, TDS Telecom will receive $105.1 million in federal grants and will provide $30.9 million of its own funds to complete 44 projects.  TDS Telecom began these projects in 2011 and expects to complete them before June 2015 as required under the terms of the grants. As of December 31, 2012, TDS Telecom has made $65.0 million of total capital expenditures under this program, has received reimbursement for $21.6 million in grants, and has requested or will request reimbursement for an additional $27.6 million.

Other federal regulations.  The FCC and various provisions of federal law require carriers to comply with numerous regulatory requirements.  Compliance with these requirements may be costly and noncompliance can lead to lawsuits and financial penalties.  These requirements include letting subscribers change to competitors’ services without changing their telephone numbers, taking actions to preserve the available pool of telephone numbers, making telecommunications accessible for those with disabilities, monitoring and reporting network outages, and properly handling and protecting customer proprietary network information.  Under the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including TDS Telecom, must implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity.  TDS Telecom believes it is in material compliance with these requirements.

State Regulation

State regulators generally must approve rate adjustments, service areas and service standards and these regulators are authorized to limit the return earned on capital, subject to applicable state law.  In some states, construction plans, borrowing, affiliated charge transactions and certain other financial transactions of ILECs are also subject to regulatory oversight and approval.  Historically, states have designated a single ILEC as the provider of last resort in a local market and then regulated the entry of additional competing providers into the same local market.  However, the Telecommunications Act largely preempted state authority over market entry.  While states retain authority to regulate competitive entry in rural telephone company service areas, states may not impose requirements that effectively function as barriers to entry, and the FCC is required to preempt state requirements if they impose such barriers to entry.

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

Hosted and Managed Services

TDS HMS provides colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, sales and management of IT infrastructure hardware solutions. TDS HMS was formed in 2010 to participate in the growing IT outsourcing marketplace and to leverage TDS Telecom’s core competencies in network management, IT, customer service and reliability.  During the last three years, TDS has made multiple strategic acquisitions to position TDS HMS in the fast-growing hosted and managed services industry.

TDS HMS operations include:

•                  Vital Support Systems, LLC (“Vital”) based in Des Moines, Iowa which was acquired in June 2012.

Vital provides technology solutions to businesses which includes the planning, design, procurement, installation, sales and management of business-critical IT components such as servers, security, local and wide area networks, wireless, storage, voice and IP telephony.

•                  OneNeck IT Services Corporation (“OneNeck”) located in Scottsdale, Arizona which was acquired in July 2011.

OneNeck provides hosted application management and managed services.  These offerings include a comprehensive, flexible suite of enterprise resource planning (“ERP”) outsourcing solutions designed specifically to help mid-market companies manage their IT infrastructure and applications and improve system performance.

•                  TEAM Technologies, LLC (“TEAM”) based in Cedar Falls, Iowa which was acquired in December 2010.

TEAM, now doing business as Vital, provides a wide-range of data center solutions including colocation, managed services, hosted services, and cloud computing to companies that range in size from mid-sized businesses to large business enterprises (“enterprise”).

•                  VISI Incorporated (“VISI”) based in Eden Prairie, Minnesota which was acquired in March 2010.

VISI provides a wide-range of data center solutions including colocation, managed services, hosted services, and cloud computing to companies that range in size from mid-sized businesses to enterprise.

HMS Business Development Strategy

TDS HMS’ business development strategy is to increase its presence in the IT infrastructure, application outsourcing and solution provider markets through organic growth, expansion or acquisition.  TDS HMS’ service platform with coverage across all of its product categories provides the potential for expansion of current products and services to additional markets in or near TDS HMS’ current footprint. TDS HMS may continue to make opportunistic acquisitions of companies that further strengthen its operating market areas and enter additional attractive markets.  In these circumstances customer relationships, management talent, product sets, and operational capabilities are foremost considerations.  As part of this strategy, TDS HMS from time to time may be engaged in negotiations relating to the acquisition, exchange or disposition of companies, products or lines of service.  In general, TDS HMS may not disclose such transactions until there are definitive agreements.

HMS Products and Services

TDS HMS provides IT equipment and solutions to meet its business customers’ needs across several broad product categories: data center, managed services, hosted services, cloud services and solutions provider services. TDS HMS operates fault tolerant, continuously maintainable data center facilities.  Value is provided to its customers through experienced teams that manage mission critical data centers, cloud, and customer infrastructure 24 hours per day 365 days per year. Statement on Standards for Attestation Engagements 16 (“SSAE 16”) reports, which describe the controls in place at TDS HMS’ facilities, provide assurances to customers that their data is secure, available, and meets processing integrity, confidentiality and privacy requirements. Data centers are the foundation for outsourced IT services, which include managed services, hosted services and cloud services.

TDS HMS acquired a line of hosted products including servers, firewalls, and Microsoft® Exchange through its VISI acquisition.  The OneNeck acquisition brought significant expertise in Hosted Application Management, particularly ERP systems, as well as other hosted infrastructure products similar to those of VISI.  Internal development efforts have added capabilities in both the hosted and managed services areas.  TDS HMS is able to support a portfolio of hosted and managed services covering servers, networks, Microsoft Exchange environments, ERP applications, storage and service desk capabilities on equipment located both within TDS HMS data centers and at customer locations.

TDS HMS’ cloud services offering, branded ReliaCloud™, is an Infrastructure as a Service solution designed to run traditional business applications in a secure and compliant operational framework within a cloud environment.  ReliaCloud™ is a complete, enterprise-class cloud solution that handles scalability and high performance data management for use in public, private, and hybrid cloud configurations. The compliant-capable cloud solution is designed for resource intense applications and databases that require a secure operational framework, while enabling customers to meet regulatory compliance requirements.

The Vital acquisition added solutions provider services, which include planning, engineering, procurement, installation, sales and management of IT infrastructure solutions from world-class Original Equipment Manufacturers (“OEMs”). The breadth and depth of technical certifications held by team members have allowed Vital to achieve the highest levels of partner status with Cisco Systems®, Hewlett-Packard Company, EMC®, VMware® and Microsoft®.

HMS Strategy

The goal of TDS HMS is to create, deliver and support a platform of IT products and services tailored for mid-sized businesses customers.  By combining a solution provider’s status as trusted IT advisor with data center assets and an expansive product set, TDS HMS intends to create synergy between the provider and customer. Furthermore, cloud computing presents an opportunity for growth as it is a transformational tool that is changing the way businesses buy computing power and IT services. TDS HMS is positioning itself to grow by building sophisticated sales teams, strong customer service delivery, extensive engineering talent, and deep ties to vendors to partner with customers to reduce their risk profiles and create cost savings.

A highly sophisticated sales force is critical to success in the hosted and managed services marketplace.  With the complexity of the sales process and the high level interactions necessary to win customer orders, highly sophisticated account executives, sales engineers and support staff are needed to gain the trust of customers looking to outsource IT functions. TDS HMS continues to enhance its sales capabilities to be able to deliver products and services in all TDS HMS product categories in all of its markets. TDS HMS also has been transforming its support organization into one capable of meeting mid-market customer demands for enhanced product offerings.  TDS HMS is putting in place an integrated, scalable, service delivery platform intended to exceed the quality commitments made to customers.

HMS Customers

TDS HMS’ customers span multiple industries including healthcare, financial, manufacturing, retail, and government and are located across the United States.

HMS Competition

The IT services market is large and complex, with a diverse array of segments in which performance and market dynamics vary considerably.  As a result of these dynamics the IT services market is a highly competitive environment.  Market competitors include large diversified telecommunications and technology companies as well as smaller independent companies that focus on mid-sized business customers. In addition, new entrants may emerge and grow rapidly creating additional sources of competition.

HMS Regulation

TDS HMS is subject to varying degrees of regulation in each of the jurisdictions in which it operates. Federal, state and local laws and regulations, and their interpretation and enforcement may be applicable and may differ significantly among those jurisdictions. These regulations and laws may cover taxation, privacy, data protection, copyrights and other intellectual property, electronic communications and regulations applicable to electronic products and services.  TDS Telecom believes it is in material compliance with these requirements.

TDS—Other Items

Employees

TDS had approximately 12,100 full-time and part-time employees as of December 31, 2012, less than 1% of whom were represented by labor organizations.  TDS considers its relationship with its employees to be good.

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

Competition in the telecommunications industry is currently intense and could intensify further in the future due to the general effects of the economy, as well as due to multiple wireless industry factors such as increasing market penetration, decreasing customer churn rates, introduction of new products, new competitors and changing prices.  There is competition in devices and handsets; network quality, coverage, speed and technologies; distribution; pricing; and other categories.  TDS’ ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  TDS anticipates that, in the future, competition may cause the prices for products and services to continue to decline and the costs to compete to increase.  Most of TDS’ competitors are national or global telecommunications companies that are larger than TDS, possess greater resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that TDS does not offer.  In addition, TDS may face competition from technologies that may be introduced in the future or from new entrants into the industry.  New technologies, services and products that are more commercially effective than the technologies, services and products offered by TDS may be developed.  Further, new technologies may be proprietary such that TDS is not able to adopt such technologies.  There can be no assurance that TDS will be able to compete successfully in this environment.

Sources of competition to TDS’ wireless business typically include three to five competing wireless telecommunications service providers in each market, wireline telecommunications service providers, cable companies, resellers (including mobile virtual network operators), and providers of other alternate telecommunications services.  Many of TDS’ wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than TDS.

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

Sources of competition to TDS’ wireline ILEC business include, but are not limited to, resellers of local exchange services, interexchange carriers, Regional Bell Operating Companies (“RBOCs”), satellite transmission service providers, wireless communications providers, cable companies, competitive access service providers, competitive local exchange carriers, Voice over Internet Protocol (“VoIP”) providers and providers using other emerging technologies.  In the future, TDS expects the number of its wireline physical access lines served to continue to be adversely affected by wireless and broadband substitution and by cable company competition.

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

Some of the specific risks presented by certain wireline competitors include:

•                  Cable companies — continued deployment of technologies such as DOCSIS 3.0 that substantially increase data transfer speeds, and offering these speeds to customers at relatively low rates, including speed upgrades for no additional charge.

•                  Wireless — the trend of customers “substituting” their wireline connection for a wireless device.

•                  RBOCs — continue to be formidable competitors given their full suite of services, experience and strong financial resources.

•                  VoIP providers — are able to offer voice service at a very low price point.

Sources of competition of TDS’ HMS business primarily include large diversified telecommunications and technology companies, as well as smaller independent companies that focus on mid-market companies.  In addition, new entrants may emerge and grow rapidly creating additional sources of competition.  The IT services market is large and complex, with a diverse array of segments in which performance and market dynamics vary considerably.  As a results of these dynamics the IT services market is a highly competitive environment.

If TDS does not adapt to effectively compete in such a highly competitive environment, such competitive factors could result in product, service, pricing or cost disadvantages and could have an adverse effect on TDS’ business, financial condition or results of operations.

2)             A failure by TDS to successfully execute its business strategy (including planned acquisitions, divestitures and exchanges) or allocate resources or capital could have an adverse effect on TDS’ business, financial condition or results of operations.

U.S. Cellular is a regional wireless carrier that operates on a customer satisfaction strategy, seeking to meet customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.  U.S. Cellular seeks to operate controlling interests in wireless licenses in areas adjacent to or in proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. outside its service areas and to improve coverage within selected areas of U.S. Cellular’s network footprint. U.S. Cellular pursues a product and technology strategy which requires it to recognize product and technology advances and quickly adopt and execute rollouts of such advances.  This strategy requires U.S. Cellular to make timely and effective strategic decisions related to technological advances and related products and services, and which of these technological advances to adopt and roll out to its customers.

In addition, in pursuit of its business strategy U.S. Cellular is engaged in a number of multi-year initiatives including the development of a new billing and operational support system (“B/OSS”) which will include a new point-of-sale system and consolidate billing on one platform.  These multi-year initiatives involve a substantial financial commitment.

Further, U.S. Cellular’s strategic decisions related to the adoption of new technologies are ultimately impacted by such factors as consumer preferences for technologies and the related services and products, and original equipment manufacturer (“OEM”) and standard bodies support of such technologies, including Long-Term Evolution (“LTE”), among other factors.  If U.S. Cellular’s competitors adopt new technologies faster than U.S. Cellular, then consumers who are eager to adopt new technologies more quickly may select U.S. Cellular’s competitors rather than U.S. Cellular as their service provider.  These customers who are early adopters of new technologies are often customers who generate higher average revenue per unit (“ARPU”), and to the extent that U.S. Cellular does not attract these types of customers, U.S. Cellular could be at a competitive disadvantage and have a customer base that generates lower overall ARPU relative to its competition.

As more fully described in the Divestiture Transaction section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, on November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Nextel Corporation.  The Purchase and Sale Agreement provides that U.S. Cellular will transfer to Sprint certain rights and assets, and Sprint will assume certain liabilities, related to U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets, in consideration for $480 million in cash at closing, subject to pro-rations of certain assets and liabilities.  U.S. Cellular will retain all other assets and liabilities related to the subject markets.  The transaction is subject to FCC approval, compliance with the Hart-Scott-Rodino Act and other conditions.  Subject to the satisfaction or (if permitted) waiver of all conditions, the transaction is expected to close in mid-2013.  The anticipated impacts of the Purchase and Sale Agreement with Sprint and related transactions are subject to risks and uncertainties, including, but not limited to, the ability to obtain regulatory approval, successfully complete the transaction and the actual financial impacts of such transactions.

TDS Telecom seeks to be the preferred telecommunications solutions provider in its chosen markets for both residential and commercial customers by developing and delivering high-quality products that meet or exceed customers’ needs and to outperform the competition by maintaining superior customer service.  TDS Telecom’s residential customer strategy is to provide voice, high-speed data, and video services through value-added bundling of products.  The commercial focus is to provide advanced IP-based voice and data services, as well as information technology solutions.  In addition, TDS Telecom seeks to grow through strategic acquisitions.  TDS Telecom is actively investing in the continuing transformation of its networks as it works to deploy advanced technologies and new services. TDS Telecom seeks to capitalize on its strong local presence and strives to champion economic development in its communities by actively advocating with respect to state and federal regulatory frameworks that would enable its operations to grow profitably and continue to meet customer expectations for new and improved services.

TDS HMS’ business development strategy is to increase its presence in the IT infrastructure and application outsourcing and solution provider market through organic growth, expansion or acquisition.  TDS HMS’ service platform with coverage across all of its products categories provides the potential for expansion of current products and services to additional markets in or near TDS HMS’ current footprint. TDS HMS may continue to make opportunistic acquisitions of companies that further strengthen its operating market areas and enter additional attractive markets.

As described in Note 20 — Subsequent Events in the Notes to Consolidated Financial Statements, on February 25, 2013, TDS entered into an Asset Purchase Agreement with Baja Broadband, LLC (“Baja”), a cable company, to acquire substantially all of the assets of Baja for $267.5 million in cash, subject to a working capital adjustment.  The transaction is subject to governmental regulatory approvals, compliance with the Hart-Scott-Rodino Act and other conditions.  Subject to the satisfaction or (if permitted) waiver of all conditions, the transaction is expected to close in the third quarter of 2013.  The anticipated impacts of the Asset Purchase Agreement with Baja and related transactions are subject to risks and uncertainties, including, but not limited to, the ability to obtain regulatory approval, successfully complete the transaction and the actual financial impacts of such transactions.  TDS may also acquire additional cable companies.  Although similar to some of the other services that TDS provides, TDS has limited recent experience in operating cable companies.  Cable involves different technical, regulatory, business and other factors.   There can be no assurance that TDS will be able to successfully integrate and operate this new business.

The successful execution of strategies, the optimal allocation within TDS’ portfolio of assets and optimal capital allocation decisions depend on various internal and external factors, many of which are not in TDS’ control.  TDS’ ability to implement and execute its business strategies and optimally allocate its assets and capital and, as a result, achieve desired financial results, could be affected by such factors.  Such factors include pricing practices by competitors, relative scale, purchasing power, roaming and other strategic agreements, wireless device availability, timing of introduction of wireless devices and other factors.  In addition, there is no assurance that U.S. Cellular’s multi-year initiatives, TDS Telecom’s telecommunications operations’ cost-reduction or customer-retention programs or TDS HMS’ organic growth, expansion and acquisition strategy will be successful.  Even if TDS executes its business strategies as intended, such strategies may not be successful in the long term to profitably sustain growth in revenues or otherwise.

A failure by TDS to execute its business strategies successfully or to allocate resources or capital optimally could have an adverse effect on TDS’ businesses, financial condition or results of operations.

3)             A failure by TDS’ service offerings to meet customer expectations could limit TDS’ ability to attract and retain customers and could have an adverse effect on TDS’ business, financial condition or results of operations.

Customer acceptance of the telecommunications and IT services that TDS offers is and will continue to be affected by technology and the range of device and service-based differences from competition and by the operational performance, quality, reliability, and coverage of TDS’ networks.  TDS may have difficulty attracting and retaining customers if it is unable to meet customer expectations for a range of services, such as wireless device selection by U.S. Cellular and easy access to a broad variety of applications, or if it is otherwise unable to resolve quality issues relating to its networks, billing systems, or customer care.  Any of these issues may limit TDS’ ability to expand its network capacity or customer base, or otherwise place TDS at a competitive disadvantage to other service providers in its markets.  The levels of customer demand for any TDS next-generation services and products are uncertain.  Customer demand could be impacted by differences in the types of services offered, service content, technology, footprint and service areas, network quality, customer perceptions, customer care levels and rate plans.

4)             TDS’ system infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in lost customers and revenues.

The telecommunications industry and IT services industry are experiencing significant changes in technologies and services expected by customers.  Future technological changes or advancements may enable other technologies to equal or exceed TDS’ current levels of service and render its system infrastructure obsolete.  New technologies or services often render existing technology products, services or infrastructure obsolete, too costly or otherwise unmarketable. TDS’ system infrastructure may not be able to accommodate new product features and functionality, new reporting requirements, new capacity requirements or deployment of complex next generation services.  If TDS is unable to meet future advances in or changes in competing technologies on a timely basis, or at an acceptable cost, it may not be able to compete effectively with other carriers, which could result in lost customers and revenues.  This could have an adverse effect on TDS’ business, financial condition or results of operations.

5)             An inability to obtain or maintain roaming arrangements with other carriers on terms that are acceptable to TDS could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS’ wireless customers can access another carrier’s digital system automatically only if the other carrier allows TDS’ customers to roam on its network.  TDS relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S., Mexico and Canada outside of its service areas and to improve coverage within selected areas of TDS’ network footprint.  Such agreements cover traditional voice services as well as data services, which are an area of strong growth for TDS and other carriers.  Although TDS currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur.  FCC rules require wireless carriers to offer some roaming arrangements to other carriers on reasonable terms and conditions. However, carriers frequently disagree on what constitutes reasonable terms and conditions.  Pursuant to FCC orders issued in 2007 and 2011, commercial mobile service providers are required to provide automatic roaming voice and data services to other providers on just, reasonable and non-discriminatory terms.  In December 2012, the data roaming requirement was upheld by the United States Court of Appeals for the District of Columbia Grant against an appeal filed by Verizon Wireless.  The FCC will, however, determine what is just and reasonable on a case by case basis, taking into account the totality of circumstances.  As yet, the FCC has not issued any rulings concerning these requirements.  At this time, there is no assurance that TDS will be able to enter into agreements to provide roaming services using 4G LTE or other technologies or that it will be able to do so on reasonable or cost effective terms.

Some competitors may be able to obtain lower roaming rates than TDS is able to obtain because they have larger call volumes or may be able to reduce roaming charges by providing service principally over their own networks.  In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service TDS provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and TDS’ customers may not be able to use some of the advanced features, such as voicemail notification or data applications, that TDS customers enjoy when making calls on TDS’ network.  TDS’ rate of adoption of new technologies, such as those enabling high-speed data services, could affect its ability to enter into or maintain roaming agreements with other carriers.  In addition, TDS’ wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of TDS to enter into voice or data roaming agreements with such other carriers.  TDS’ roaming partners could switch their business to new operators or, over time, to their own networks.  Changes in roaming usage patterns, rates for roaming minutes or data usage or relationships with carriers whose customers generate roaming minutes or data use on TDS’ network could have an adverse effect on TDS’ revenues and revenue growth.

To the extent that TDS’ key roaming partners expand their networks in TDS’ service areas, the roaming arrangements between TDS and these key roaming partners could become less strategic to such key roaming partners.  That is, these key roaming partners will have fewer or less extensive geographic areas where roaming services are required by their customers and, as a result, the roaming arrangements could become less critical to serving their customer base.  This presents a risk to TDS in that, to the extent TDS is not able to enter into economically viable roaming arrangements with key roaming partners, this could impact TDS’ ability to service its customers in geographic areas where TDS does not have its own network.

If TDS is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to TDS, and that satisfy TDS’ quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

6)             TDS currently receives a significant amount of roaming revenues from its wireless business.  Further consolidation within the wireless industry, continued network build-outs by other wireless carriers and/or the inability to negotiate 4G LTE roaming agreements with other operators could cause roaming revenues to decline from current levels, which would have an adverse effect on TDS’ business, financial condition and results of operations.

TDS’ revenues include roaming revenues related to the use of TDS’ network by other wireless carriers’ customers who travel within TDS’ coverage areas.  Changes in the network footprints of carriers due to mergers, acquisitions or network expansions could have an adverse effect on TDS’ roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap TDS’ network could decrease the amount of roaming revenues for TDS.  In 2012, U.S. Cellular launched services based on 4G LTE technology in conjunction with King Street Wireless L.P.  As of December 31, 2012, U.S. Cellular deployed 4G LTE technology that covered approximately 61% of its postpaid customers and anticipates further expansion in 2013.  Further industry consolidation, network expansions by other wireless carriers or the inability to negotiate 4G roaming agreements with other operators could cause current roaming revenues to decline, which would have an adverse effect on TDS’ business, financial condition and results of operations.

7)             A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS’ wireless business depends on the ability to use portions of the radio spectrum licensed by the FCC.  TDS could fail to obtain access to sufficient spectrum capacity in new or existing critical markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services, and to enable deployment of next-generation services.  TDS believes that this increased demand for data services reflects a trend that will continue for the foreseeable future; as such, TDS could fail to accurately forecast its future spectrum requirements considering changes in customer usage patterns, technology requirements and the expanded demands of new services.  Such a failure could have an adverse impact on the quality of TDS’ services or TDS’ ability to roll out such future services in some markets, or could require that TDS curtail existing services in order to make spectrum available for next-generation services.  Spectrum constrained providers could be effectively capped in increasing market share.  As spectrum constrained providers gain customers, they use up their network capacity.  Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, limited by zoning considerations, and ultimately may not be cost effective.  TDS may acquire access to spectrum through a number of alternatives, including participation in spectrum auctions, partnering on a non-controlling basis with other auction applicants (“Other Applicants”) and other acquisitions and exchanges.  As required by law, the FCC has conducted auctions for licenses to use some parts of the radio spectrum.  The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction, are made by the FCC pursuant to laws that they administer.  The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints.  TDS or Other Applicants may not be successful in FCC auctions in obtaining the spectrum that either believes is necessary to implement its business and technology strategies.  In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum.  Further, access to use spectrum won in FCC auctions may not be available on a timely basis.  Such access is dependent upon the FCC actually granting licenses won in the various auctions, which can be delayed for various reasons, including the possible need for the FCC to transition current users of spectrum to other portions of the radio spectrum.  TDS also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees.  However, TDS may not be able to acquire sufficient spectrum through these types of transactions, and TDS may not be able to complete any of these transactions on favorable terms.

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

9)             Changes in the regulatory environment or a failure by TDS to timely or fully comply with any applicable regulatory requirements could adversely affect TDS’ business, financial condition or results of operations.

TDS’ operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies.  Adverse decisions or increased regulation by these regulatory bodies could negatively impact TDS’ operations by, among other things, increasing TDS’ costs of doing business, permitting greater competition or limiting TDS’ ability to engage in certain sales or marketing activities.  New regulatory mandates or enforcement may require unexpected or changed capital investment, lost revenues, changes in operations or other changes.

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

TDS’ ILECs have been granted permission to operate by each of the states in which they operate.  TDS is subject to regulation from the regulatory commissions in each of these states as well as from the FCC.  State regulatory commissions have primary jurisdiction over local and intrastate rates that TDS charges customers, including, without limitation, other telecommunications companies, and service quality standards.  The FCC has primary jurisdiction over the interstate access rates that TDS charges other telecommunications companies that use TDS’ network and other issues related to interstate service.  TDS receives a substantial amount of its ILEC revenues from interexchange carriers for providing access to its network and from compensation from the USF and other support funds.  Future revenues, costs, and capital investment in TDS’ wireline business could be adversely affected by material changes to these regulations including but not limited to changes in intercarrier compensation, state and federal universal service support, and the treatment of VoIP traffic.

Although TDS’ CLECs are not subject to regulatory review in the same way as the ILECs, the viability of their business model depends on FCC and state regulations.  Court decisions and regulatory developments relating to unbundled network elements (“UNEs”) and access and transport options could negatively affect the CLEC’s ability to obtain access to certain local networks or to provide broadband services to end users and/or could increase the CLEC’s cost of providing some services.  As a result of certain court decisions and regulatory developments, TDS has phased-out most of its CLEC operations that relied on an unbundled network element-platform provided by incumbent carriers.  Moreover, the further loss of some access and transport options as a result of future developments would be unfavorable for TDS’ CLEC operations and could negatively affect their ability to provide broadband services to end users.

In March 2010, the FCC released its National Broadband Plan (the “Plan”) which describes the FCC’s goals for enhancing broadband availability and the methods for achieving those goals over the next decade.  The FCC notes that about one-half of the Plan will be addressed by the FCC, while the remainder would be addressed by Congress, the Executive Branch and state and local governments working closely with private and non-profit sectors.  TDS cannot predict the outcome of these deliberations or what effects any final rules, regulations or laws may have on its ability to compete in the provision of wireline and wireless broadband services to its customer base. Changes in regulation or the amount or distribution of USF funds to U.S. Cellular, TDS Telecom and other telecommunications service providers could impact competition in certain of U.S. Cellular’s and TDS Telecom’s service areas, and could have an adverse effect on TDS’ business, financial condition or results of operations.

In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless internet service providers to manage applications and content that traverse their networks.  In December 2010, after a lengthy proceeding, which considered different approaches, including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted a net neutrality rule based on its Title I “ancillary” authority to enforce different parts of the Communications Act, which rule is now in effect. The rule requires all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms sufficient for consumers to make informed choices regarding the use of such services. The rule also prohibits all internet providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management. The rule subjects the providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects a recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. Thus, the FCC at this time considered it appropriate to take only the “measured steps” with respect to mobile broadband service reflected in the rule. The order is controversial and has been challenged in the courts.  TDS cannot predict the outcome of such cases.

In 2010, Congress enacted the Twenty-First Century Communications and Video Accessibility Act (“CVAA”), to ensure that people with disabilities have access to “advanced communications services” (“ACS”). The CVAA is currently the subject of two FCC rulemakings. The first deals with access to ACS generally and specifically with access to mobile “browsers” by persons who are blind or who have visual impairments. The second deals with the closed captioning obligations of wireless manufacturers and wireless providers. There are also recordkeeping and reporting requirements, which come into effect in March and April of 2013, respectively. As of October 1, 2013, a mobile phone manufacturer that includes a browser in its device or a mobile phone provider such as TDS that sells a mobile phone which includes such a browser must ensure that the browser functions are accessible to and usable by individuals who are blind or who have a visual impairment, unless doing so is not achievable. As of January 1, 2014, wireless carriers will be required to deliver all programming received from a video programming owner or other origination source containing closed captioning with the original closed captioning data intact, unless such programming is recaptioned or the captions are reformatted by the programming distributor. TDS is working with its trade association, with standards setting organizations and with its vendors to comply with these requirements. However, its ability to comply is uncertain, and a failure to comply would have an adverse effect on its business owing to possible FCC forfeitures.

TDS HMS is subject to varying degrees of regulation in each of the jurisdictions in which it operates.  Federal, state, and local laws and regulations and their interpretation and enforcement may be applicable and may differ significantly among those jurisdictions.  These regulations and laws may cover taxation, privacy, data protection, copyrights and other intellectual property, electronic communications and regulations applicable to electronic products and services.  These laws can be costly to comply with, can be a significant diversion to management’s time and effort, and can subject TDS to claims or other remedies, as well as negative publicity.  Many of these laws were adopted prior to technological developments in the IT services industry and, as a result, do not contemplate or address the unique issues that such industry and related technologies produce.  Some of the laws that do reference such industry and related technologies have been and continue to be interpreted by the courts, but their applicability and scope remain largely uncertain.

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

Regulations regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries may require TDS to take various actions.  Depending on the nature and extent of actions required to be taken by TDS, these regulations may have an adverse effect TDS’ business, financial condition or results of operations.

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

10)      Changes in Universal Service Fund (“USF”) funding and/or intercarrier compensation could have an adverse impact on TDS’ business, financial condition or results of operations.

USF and ICC Reform Order.  On November 18, 2011, pursuant to the Plan and subsequent notices of proposed rulemaking, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform.  The Reform Order substantially revises the current USF high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, is to be phased out over time and replaced with the Connect America Fund (“CAF”), a new Mobility Fund, and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as TDS are eligible to receive funds in both the CAF and the Mobility Fund, although some areas that TDS currently serves may be declared ineligible for support if they are already served, or are subject to certain rights of first refusal by incumbent carriers.

The FCC has determined that both wireline and wireless facilities should be supported, with one wireline carrier and one mobile carrier receiving support in each area.

For wireline rate of return carriers such as TDS Telecom, the Reform Order establishes a $2 billion fund that is intended to maintain existing levels of support in the aggregate while at the same time transitioning support mechanisms so that, over time, rate of return carriers receive support for the deployment of wireline broadband facilities principally through the CAF rather than through the intercarrier compensation regime.  To effectuate the first phase of this effort, the Reform Order established benchmarks that limit certain reimbursable capital and operating expenses for determining High Cost Loop Support; reduces High Cost Loop Support on a dollar-for-dollar basis where a carrier’s local rates are set below a specified urban local rate floor; phases out safety net additive support; eliminates local switching support; eliminates support for service areas that overlap with the service areas of others; and imposes a $250 absolute cap on per line support.  Although the Reform Order is intended to permit rate of return carriers to recover any lost support through the explicit support mechanism in the CAF, it remains unclear whether the CAF will provide TDS Telecom with the same level of support over time that TDS Telecom receives today.

TDS’ wireless operations will be subject to a different funding mechanism, the Mobility Fund, which will be implemented in two phases.  The Phase I Mobility Fund is providing one-time funding through a reverse auction to fill in coverage in “dead zones” that currently lack “3G” wireless service.  In Phase I, $300 million has been allocated throughout the country and an additional $50 million has been set aside for tribal lands.  The Phase II Mobility Fund will have a budget of up to $500 million per year (up to $100 million of which is reserved for tribal lands), with the method of disbursement to be determined in a Further Notice of Proposed Rulemaking (“FNPRM”).  Phase II funding will be provided to areas that lack “4G” wireless service.  The CAF will support service to homes, businesses, and anchor institutions, using any technology that can meet the technical requirements.

The terms and rules for participating in the CAF for wireless ETCs have not been developed yet by the FCC.  It is uncertain whether TDS will obtain support through any of these replacement mechanisms to the current USF funding regime.  If TDS is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain and retain the right to receive support including, for example, allowing other carriers to collocate on TDS’ towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901.  As announced on October 3, 2012, TDS and several of its wholly-owned subsidiaries participated in Auction 901. TDS and its subsidiaries were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in support from the Mobility Fund.  As part of the auction rules, winning bidders must complete network build-out projects to provide 3G or 4G service to these areas within two or three years, respectively, and must also make their networks available to other providers for roaming.  Winning bidders will receive support funding primarily upon achievement of coverage milestones defined in the auction rules.

Current USF support for TDS’ wireless operations is scheduled to be phased down. Support for 2012 (excluding certain adjustments) was frozen on January 1, 2012 using support for 2011 as a baseline and was reduced by 20% starting in July 2012.  The reduction in USF support that TDS otherwise would have received in 2012 was approximately $16 million.  Support will be further reduced by 20% in July of each subsequent year; however, if the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time and U.S. Cellular will receive 60% of its baseline support until the Phase II Mobility Fund is operational.

With respect to intercarrier compensation, the Reform Order provides for a reduction in the charges that TDS pays to wireline phone companies to transport and terminate calls that originate on TDS’ network, which will reduce TDS’ operating expenses.  However, TDS also receives revenue from other carriers to transport and terminate calls that originate on those carriers’ networks.  As a general matter, the amount and timeframe for these reductions will depend on the nature of the traffic at issue.  In some cases, such as with the exchange of traffic between wireline and wireless providers, the reduction is scheduled to occur quickly, whereas in other cases, such as with the exchange of traffic between wireline rate of return carriers, the reduction is scheduled to occur over a period of time.  The fundamental goal of the Reform Order is to, over time, transition all intercarrier compensation to a default “bill and keep” arrangement so that, in the absence of some commercial arrangement, support for the deployment of broadband services is based solely on funds received from the CAF.  As reductions in intercarrier charges increase over the next five to ten years, TDS’ related revenues and operating expenses are expected to decline.  The Reform Order was accompanied by a Further Notice of Proposed Rulemaking seeking comment on a range of additional proposals.  Any future rulemaking that results from these proposals could be important to TDS Telecom, as a number of the proposals are relevant to rate of return carriers, such as TDS Telecom.

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

TDS’ businesses are highly technical and competition for skilled talent in the telecommunications and IT services industries is aggressive.  Due to competition for qualified management, technical, sales and other personnel and TDS’ relative size in comparison to much larger competitors, there can be no assurance that TDS will be able to continue to attract and/or retain qualified personnel necessary for the development of its business.  The loss of the services of existing key personnel as well as the failure to recruit additional qualified personnel in a timely manner could have an adverse effect on TDS’ business, financial condition or results of operations.

12)      TDS’ assets are concentrated primarily in the U.S. telecommunications industry. As a result, its results of operations may fluctuate based on factors related primarily to conditions in this industry.

TDS’ assets are concentrated primarily in the U.S. telecommunications industry and the United States.  The U.S. telecommunications industry is facing significant change and an uncertain operating environment.  Although TDS has a growing HMS business, TDS has not substantially diversified its revenue streams outside of its two principal businesses, wireless and wireline telecommunications.  TDS’ focus on the U.S. telecommunications industry, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification.  This could have an adverse effect on TDS’ ability to profitably sustain long-term revenue growth and could have an adverse effect on its business, financial condition or results of operations.

13)      TDS’ lower scale relative to larger competitors could adversely affect its business, financial condition or results of operations.

There has been a trend in the telecommunications, IT services and related industries in recent years towards consolidation of service providers through acquisitions, reorganizations and joint ventures.  TDS expects this trend towards consolidation to continue, leading to larger competitors over time. TDS has lower scale efficiencies compared to larger competitors.  TDS may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than TDS, which could adversely affect TDS’ revenues and costs of doing business.  Specifically, TDS’ smaller scale relative to most of its competitors could have the following impacts:

•                  Increased operating costs due to lack of leverage with vendors.

•                  Limited opportunities for strategic partnerships as potential partners are focused on wireless and wireline carriers with greater scale.

•                  Limited access to content.

•                  Limited access to wireless devices.

•                  Limited ability to influence industry standards.

•                  Reduced ability to invest in research and development of new products and services.

•                  Vendors may deem TDS non-strategic and not develop or sell products and services to TDS, particularly where technical requirements differ from those of larger companies.

•                  Limited access to intellectual property.

•                  Other limited opportunities such as for software development, third party distribution, and amortization of fixed costs.

TDS’ telecommunications businesses increasingly depend on access to content for data, music or video services and their access to new wireless devices and other devices being developed by vendors.  TDS’ ability to obtain such access depends in part on other parties.  If TDS is unable to obtain timely access to content for data, music or video services or timely access to new wireless devices being developed by vendors, its business, financial condition or results of operations could be adversely affected.

As a result of the foregoing, TDS’ lower scale relative to larger competitors could adversely affect TDS’ business, financial condition or results of operations.

14)      Changes in various business factors could have an adverse effect on TDS’ business, financial condition or results of operations.

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

•                  Roaming agreements and rates;

•                  Third-party vendor support;

•                  The mix of products and services offered by TDS and purchased by customers; and

•                  The costs of providing products and services.

15)      Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business.

The telecommunications and IT services industries are experiencing significant technological change.  In the telecommunications industry, this is evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services, and products, and enhancements and changes in end-user requirements and preferences.  Widespread deployment of technologies such as “Wi-Fi,” which does not rely on exclusively-licensed spectrum, Voice over Internet Protocol (“VoIP”), advances in High Speed Packet Access (“HSPA”), and the deployment of fourth generation technologies (“4G”) such as LTE or Worldwide Interoperability for Microwave Access (“WiMAX”), could cause the technology used on TDS’ wireless networks to become less competitive or obsolete.  In addition, wider deployment and use of VoIP could cause a decrease in demand for TDS’ traditional circuit-switched telephone services.  Specifically, VoIP providers have lower barriers to entry into the telecommunications business, are able to avoid access charges in many cases, and may use a strategy of offering voice service for free or at a marginally profitable rate in order to sell other services and content to customers.  Also, high speed wireless networks (“wireless broadband”) represent a product offering and opportunity for TDS’ wireless business, but also represent a risk for TDS’ wireline business as customers may elect to substitute their wireline broadband connection for wireless broadband.  Further, fixed-mobile convergence services that combine wireline broadband services with mobile services represent a competitive threat.  In addition, the IT services market is characterized by rapidly changing technology and services.  TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If TDS cannot keep pace with these technological changes or other changes in the telecommunications or IT services industries over time, its financial condition, results of operations or ability to do business could be adversely affected.

16)      Complexities associated with deploying new technologies present substantial risk.

Complexities associated with deploying new technologies present substantial risk to TDS’ businesses.

TDS’ wireless business has selected 4G LTE technology as its approach to address demand for services enabled by fourth generation wireless technology.  The deployment of 4G LTE technology is impacted by a number of technical challenges.

Manufacturers of wireless devices (“Original Equipment Manufacturers” or “OEMs”) must design and manufacture equipment that operates on the frequency bands available to TDS.  This may involve software and hardware support for such bands in wireless device chipsets as well as band-specific designs for components such as filters.  OEMs, chipset manufacturers, and component manufacturers will likely prioritize the support of frequency bands that are specified by the largest wireless carriers.  Given TDS’ smaller scale relative to its competitors, certain bands of spectrum licensed to TDS and its affiliates in certain cases represent a lower priority for chipset and wireless device manufacturers.  As a result, the timing and the availability of wireless devices to support TDS’ continued 4G LTE roll out could be negatively impacted.  In addition, due to TDS’ relatively smaller scale, the cost of such equipment could be higher for TDS than for TDS’ competitors.

Additionally, the efficiency of LTE networks and the peak speeds they can provide are optimized when the technology is deployed in larger channel bandwidths that, in early releases of LTE, require larger amounts of contiguous spectrum.  To the extent that TDS’ competitors have access to larger contiguous spectrum positions, they may be able to offer faster speeds or provision their networks more efficiently.  In order for TDS to realize the same LTE data transfer speeds as competitors, it is important that both network infrastructure and device manufacturers support non-contiguous spectrum aggregation features for TDS.

Lack of wireless devices available to TDS to support its continued 4G LTE roll out, comparatively smaller spectrum positions for initial 4G LTE deployments, or carrier aggregation standards that result in TDS delivering slower 4G LTE data transfer speeds relative to its competitors, could have an adverse impact on TDS’ business, financial condition and results of operations.

In addition, in March of 2012, the FCC adopted a NPRM with respect to promoting LTE device interoperability in 700 MHz commercial spectrum. This NPRM is intended to evaluate whether possible interference concerns to Lower 700 MHz B and C Block licensees can be resolved either by agreement on the part of these licensees to be interoperable with the Lower 700 MHz A Block licensees, or by a regulatory mandate for such interoperability. In the event the FCC finds that these interference concerns are minimal or can be reasonably mitigated, then the FCC, along with the industry, could adopt policies to ensure device interoperability which will enhance the access of U.S. Cellular to an expanded array of advanced 4G LTE devices designed to operate on 700 MHz commercial spectrum.

TDS Telecom’s diversified telecommunications business is deploying technologically advanced wireline services including advanced DSL, fiber optic and Very-high-speed digital subscriber line 2 (“VDSL2”) technologies. A significant amount of the product development and integration risks are borne by TDS.  Further, the simultaneous rollout of these advanced services and technologies increases the execution risk.  If TDS fails to effectively deploy new technologies and products on a timely basis, this could have an adverse impact on TDS’ business, financial condition and results of operations.

The TDS HMS business is also continuously evaluating and deploying advances in technology relating to IT services.  If TDS HMS fails to effectively deploy new technologies and products on a timely basis, this could have an adverse impact on its business, financial condition and results of operations.

17)      TDS is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of these fees are subject to great uncertainty.

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

18)      Changes in TDS’ enterprise value, changes in the market supply or demand for wireless licenses, wireline markets or IT service providers, adverse developments in the businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of its license costs, goodwill and/or physical assets.

A large portion of TDS’ assets consists of indefinite-lived intangible assets in the form of licenses and goodwill.  TDS also has substantial investments in long-lived assets such as property, plant and equipment.  TDS reviews its licenses, goodwill and other long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets.  The amount of any such impairment loss could be significant and could have an adverse effect on TDS’ reported financial results for the period in which the loss is recognized.  The estimation of fair values requires assumptions by management about factors that are uncertain including future cash flows, the appropriate discount rate and other factors.  Different assumptions for these factors could create materially different results.

19)      Costs, integration problems or other factors associated with acquisitions/divestitures of properties or licenses and/or expansion of TDS’ businesses could have an adverse effect on TDS’ business, financial condition or results of operations.

As part of TDS’ operating strategy, TDS from time to time may be engaged in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties or wireless spectrum.  TDS may change the markets in which it operates and the services that it provides through the acquisition of other telecommunications service providers, IT services businesses, the acquisition of selected licenses or operating markets from such providers or through direct investment or divestiture of current operations.  In general, TDS may not disclose such transactions until a definitive agreement has been reached.

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

•                  Ability to manage businesses that are engaged in activities other than traditional wireline and wireless service, including TDS’ acquisition of hosted and managed services businesses which provide colocation, dedicated hosting, hosted application management, cloud computing services and installation, sales and management of Information Technology infrastructure hardware solutions;

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

If TDS expands into new telecommunications, IT services or other businesses or markets, it may incur significant expenditures, a substantial portion of which must be made before any revenues will be realized.  Such expenditures may increase as a result of the accelerated pace of regulatory and technological changes.  Such expenditures, together with the associated high initial costs of providing service in new markets, may result in reduced cash flow until an adequate revenue base is established.  There can be no assurance that an adequate revenue base will be established in any new technology or market which TDS pursues.

If TDS expands into new telecommunications, IT services or other businesses or markets, it will incur certain additional risks in connection with such expansion, including increased legal and regulatory risks, and possible adverse reaction by some of its current customers.  Such businesses and markets are highly competitive and, as a new entrant, TDS may be disadvantaged.  The success of TDS’ entry into new telecommunications and related service businesses or markets will be dependent upon, among other things, TDS’ ability to select new equipment and software and to integrate the new equipment and software into its operations, to hire and train qualified personnel and to enhance its existing administrative, financial and information systems to accommodate the new businesses or markets.  No assurance can be given that TDS will be successful with respect to these efforts.

If TDS is not successful with respect to its expansion or divestiture initiatives, its business, financial condition or results of operations could be adversely affected.  In particular, the anticipated impacts of the Purchase and Sale Agreement with Sprint and related transactions are subject to risks and uncertainties, including, but not limited to, the ability to obtain regulatory approvals, successfully complete the transaction and the actual financial impacts of such transactions.

20)      A significant portion of TDS’ wireless revenues is derived from customers who buy services through independent agents who market TDS’ services on a commission basis. If TDS’ relationships with these agents are seriously harmed, its business, financial condition or results of operations could be adversely affected.

TDS has relationships with agents to obtain customers.  Agents are independent business people who obtain customers for TDS on a commission basis.  TDS’ agents are generally in the business of selling wireless devices, wireless service packages and other related products.

TDS’ business and growth depends, in part, on the maintenance of satisfactory relationships with its agents.  If such relationships are seriously harmed or if such parties experience financial difficulties, including bankruptcy, TDS’ revenues and, as a result, its business, financial condition or results of operations, could be adversely affected.

21)      TDS’ investments in technologies which are unproven may not produce the benefits that TDS expects.

TDS is making investments in various new technologies and service and product offerings.  These investments include technologies for enhanced data services offerings, IPTV and IT services.  TDS expects new services, products and solutions based on these new technologies to contribute to future growth in its revenues.  However, the markets for some of these services, products and solutions are still emerging and the overall potential for these markets remains uncertain.  If customer demand for these new services, products and solutions does not develop as expected, TDS’ business, financial condition or results of operations could be adversely affected.

22)      A failure by TDS to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network, support and other systems and infrastructure could have an adverse effect on its operations.

TDS’ business plan includes significant construction activities and enhancements to its network, support and other systems and infrastructure.  In connection therewith, TDS must, among other things, continue to:

•                  Lease, acquire or otherwise obtain rights to cell and switch sites, data centers relating to IT services or other facilities;

•                  Obtain zoning variances or other local governmental or third-party approvals or permits;

•                  Complete and update the radio frequency design, including cell site design, frequency planning and network optimization, for each of TDS’ wireless markets; and

•                  Improve, expand and maintain customer care, network management, billing and other financial and management systems.

Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, technical resources, system performance or system adequacy, could delay expansion of operations and product capabilities in new or existing markets or result in increased costs.  Failure to successfully build-out and enhance TDS’ network, support facilities and other systems and infrastructure in a cost-effective manner, and in a manner that satisfies customer expectations, could have an adverse effect on TDS’ business, business prospects, financial condition or results of operations.

23)      Financial difficulties (including bankruptcy proceedings) or other operational difficulties of TDS’ key suppliers, termination or impairment of TDS’ relationships with such suppliers, or a failure by TDS to manage its supply chain effectively could result in delays or termination of TDS’ receipt of required equipment or services, or could result in excess quantities of required equipment or services, any of which could adversely affect TDS’ business, financial condition or results of operations.

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

Regulations regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries may affect some of TDS’ suppliers.  These regulations may limit the availability of conflict free minerals and, as a result, TDS may not be able to obtain products in sufficient quantities or at competitive prices from its vendors who utilize such minerals in the manufacture of products.

In such cases, TDS may be unable to maintain and upgrade its network or provide products and services to its customers in a competitive manner, or could suffer other disruptions to its business.  In that event, TDS’ business, financial condition or results of operations could be adversely affected.

In addition, operation of TDS’ supply chain and management of its inventory require accurate forecasting of customer growth and demand, which has become increasingly challenging.  If overall demand for wireless devices or the mix of demand for wireless devices is significantly different than TDS’ expectations, TDS could face inadequate or excess supplies of particular models of wireless devices.  This could result in lost sales opportunities or an excess supply of inventory.  Either of these situations could adversely affect TDS’ revenues, costs of doing business, results of operations or financial condition.

24)      TDS has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on TDS’ financial condition or results of operations.

TDS has significant investments in entities that it does not control, including a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (the “LA Partnership”) and a limited partnership interest in King Street Wireless L.P.  TDS’ interests in such entities do not provide TDS with control over the business strategy, financial goals, build-out plans or other operational aspects of these entities.  TDS cannot provide assurance that these entities will operate in a manner that will increase the value of TDS’ investments, that TDS’ proportionate share of income from the LA Partnership will continue at the current level in the future or that TDS will not incur losses from the holding of such investments.  Losses in the values of such investments or a reduction in income from the LA Partnership could adversely affect TDS’ financial condition or results of operations.

25)      A failure by TDS to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, including breaches of network or information technology security, could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS relies extensively on its telecommunication networks and information technology to operate and manage its businesses, process transactions and summarize and report results.  These networks and technology become obsolete over time and must be upgraded, replaced and/or otherwise enhanced over time.  Enhancements must be more flexible and robust than ever before.  All of this is capital intensive and challenging.  A failure by TDS to maintain flexible and capable telecommunication networks or information technology could have an adverse effect on TDS’ business, financial condition or results of operations.

The increased provision of data services including IPTV has introduced significant new demands on TDS’ network and has also increased complexities related to network management.  As it relates to TDS’ wireline networks, the transition to new IP-based networks from well-established time-division multiplexing networks requires new support tools and technician skills.  Further, this transition requires the use of more leased facilities and partnerships which require enhanced network monitoring and controls.  The IP-based networks also generally require more electronics on customers’ premises which introduces more technical risks and makes diagnostics and repairs more difficult.

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

In addition, TDS’ networks and information technology and the networks and information technology of vendors on which TDS relies are subject to damage or interruption due to various events, including power outages, computer, network and telecommunications failures, computer viruses, security breaches, hackers and other cyber security risks, catastrophic events, natural disasters, errors or unauthorized actions by employees and vendors, flawed conversion of systems, disruptive technologies and technology changes.  TDS experiences cyber attacks of varying degrees on a regular basis.  TDS maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches.  While to date TDS has not experienced a material security breach, these efforts may be insufficient to prevent a security breach stemming from future cyber attacks.  If TDS’ or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if TDS’ or its vendors’ security is breached or otherwise compromised, TDS could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems.  If TDS’ or its vendors’ systems become unavailable or suffer a security breach of customer or other data, TDS may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected.  Such events may also cause TDS to fail to satisfy service level commitments to customers of its IT services.  Any material disruption in TDS’ networks or information technology, including security breaches, could have an adverse effect on TDS’ business, financial condition or results of operations.

26)      Wars, conflicts, hostilities and/or terrorist attacks or equipment failures, power outages, natural disasters or other events could have an adverse effect on TDS’ business, financial condition or results of operations.

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

27)      The market price of TDS’ Common Shares is subject to fluctuations due to a variety of factors.

Factors that may affect the future market price of TDS’ Common Shares include:

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

•                  Variations between TDS’ actual financial and operating results and those expected by analysts and investors; and

•                  Announcements by TDS’ competitors.

Any of these or other factors could adversely affect the future market price of TDS’ Common Shares, or could cause the future market price of TDS’ Common Shares to fluctuate from time to time.

28)      Identification of errors in financial information or disclosures could require amendments to or restatements of financial information or disclosures included in this or prior filings with the Securities and Exchange Commission (“SEC”).  Such amendments or restatements and related matters, including resulting delays in filing periodic reports with the SEC, could have an adverse effect on TDS’ business, financial condition or results of operations.

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

Restatements and delays in filing reports with the SEC could have adverse consequences, including the following:  TDS’ credit ratings could be downgraded, which would result in an increase in its borrowing costs and could make it more difficult for TDS to borrow funds on satisfactory terms.  The lenders on TDS’ and U.S. Cellular’s revolving credit agreements could refuse to waive a default or extend a waiver of default, impose restrictive covenants or conditions or require increased payments and fees.  The holders of debt under TDS’ indenture could attempt to assert a default and, if successful and TDS does not cure the default in a timely manner, accelerate the repayment date of such debt.  The New York Stock Exchange could begin delisting proceedings with respect to the TDS Common Shares and TDS debt that is listed thereon.  TDS may not be able to use or file shelf registration statements on Form S-3 for an extended period of time, which may limit TDS’ ability to access the capital markets.  TDS may not be able to use Form S-8 registration statements relating to its employee benefit plans, which may have an adverse affect on TDS’ ability to attract and retain employees.  TDS also could face shareholder litigation or SEC enforcement action. Any of these events could have an adverse effect on TDS’ business, financial condition or results of operations.

29)      The existence of material weaknesses in the effectiveness of internal control over financial reporting could result in inaccurate financial statements or other disclosures or failure to prevent fraud, which could have an adverse effect on TDS’ business, financial condition or results of operations.

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

30)      Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities, claims, litigation or otherwise, could require TDS to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on TDS’ business, financial condition or results of operations.

The preparation of financial statements requires TDS to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  TDS bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from estimates under different assumptions or conditions. Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities, claims, litigation or otherwise, could require TDS to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on TDS’ business, financial condition or results of operations.

31)      Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede TDS’ access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS’ business, financial condition or results of operations.

Disruptions in the credit and financial markets, declines in consumer confidence, increases in unemployment, declines in economic growth and uncertainty about corporate earnings could have a significant negative impact on the U.S. and global financial and credit markets and the overall economy.  Such events could have an adverse impact on financial institutions resulting in limited access to capital and credit for many companies. Furthermore, economic uncertainties make it very difficult to accurately forecast and plan future business activities.  Changes in economic conditions, changes in financial markets, deterioration in the capital markets or other factors could have an adverse effect on TDS’ business, financial condition, revenues, results of operations and cash flows.

32)      Uncertainty of TDS’ ability to access capital, deterioration in the capital markets, other changes in market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development or acquisition programs.

TDS and its subsidiaries operate capital-intensive businesses.  TDS has used internally-generated funds and has also obtained substantial funds from external sources to finance the build-out and enhancement of markets, to fund acquisitions and for general corporate purposes.  TDS also may require substantial additional capital for, among other uses, acquisitions of providers of wireless or wireline telecommunications services, IT services or other businesses, spectrum license or system acquisitions, system development and network capacity expansion.  There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS.  Changes in TDS’ credit ratings, uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.  Reduction of TDS’ construction, development and acquisition programs likely would have a negative impact on TDS’ consolidated revenues, income and cash flows.

33)      Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’ business, financial condition or results of operations.

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

34)      The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on TDS’ wireless business, financial condition or results of operations.

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

35)      Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent TDS from using necessary technology to provide products or services or subject TDS to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS faces possible effects of industry litigation relating to patents, other intellectual property or otherwise, that may restrict TDS’ access to devices for sale to customers.  If technology that TDS uses in products or services were determined by a court to infringe a patent or other intellectual property right held by another person, TDS could be precluded from using that technology and could be required to pay significant monetary damages.  TDS also may be required to pay significant royalties to such person to continue to use such technology in the future.  The successful enforcement of any intellectual property rights, or TDS’ inability to negotiate a license for such rights on acceptable terms, could force TDS to cease using the relevant technology and offering services incorporating the technology.  Any litigation to determine the validity of claims that TDS’ products or services infringe or may infringe intellectual property rights of another, regardless of their merit or resolution, could be costly and divert the effort and attention of TDS’ management and technical personnel.  Regardless of the merits of any specific claim, TDS cannot give assurance that it would prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation.  Although TDS generally seeks to obtain indemnification agreements from vendors that provide it with technology, there can be no assurance that any claim of infringement will be covered by an indemnity or that TDS will be able to recover all or any of its losses and costs under any available indemnity agreements.  Any claims of infringement of intellectual property and proprietary rights of others could prevent TDS from using necessary technology to provide its services or subject TDS to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on TDS’ business, financial condition or results of operations.

36)      Certain matters, such as control by the TDS Voting Trust and provisions in the TDS Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of TDS.

The TDS Restated Certificate of Incorporation, as amended, and the TDS bylaws contain provisions which may serve to discourage or make more difficult a change in control of TDS without the support of the TDS Voting Trust and the TDS Board of Directors or without meeting various other conditions.

The TDS Restated Certificate of Incorporation, as amended, authorizes the issuance of different series of common stock, which have different voting rights.  The TDS Series A Common Shares have the power to elect approximately 75% (less one) of the directors and have ten votes per share in matters other than the election of directors.  The TDS Common Shares (with one vote per share) vote as a separate group only with respect to the election of 25% (plus one) of the directors.  In addition, the total percentage voting power in matters other than the election of directors of the Series A Common Shares and Common Shares are fixed, at 56.7% and 43.3%, respectively, subject to adjustment due to changes in the number of outstanding Series A Common Shares.

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

37)      Any of the foregoing events or other events could cause revenues, earnings, capital expenditures and/or any other financial or statistical information to vary from TDS’ forward-looking estimates by a material amount.

From time to time, TDS may disclose forward-looking information, including estimates of future service revenues; income before income taxes; and/or capital expenditures.  Any such forward-looking information includes consideration of known or anticipated changes to the extent disclosed, but dynamic market conditions and/or other unknown or unanticipated events, including but not limited to the risks discussed above, could cause such estimates to differ materially from the actual amounts.

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

U.S. Cellular leases space for its corporate offices in Chicago, Bensenville and Wood Dale, Illinois; it also leases space for its network operations center in Schaumburg, Illinois and its four regional offices.  As of January 1, 2013, U.S. Cellular operates four customer care centers; one of the facilities used in these operations is owned and three are leased.

TDS Telecom

The physical properties of TDS Telecom’s wireline operations are located primarily in its operating markets and consist principally of telephone lines and network electronic equipment for both the ILEC and CLEC operations, and land and buildings associated with ILEC operations.  The physical properties of TDS Telecom’s HMS operations are located in several states.  TDS Telecom owns most of its central office buildings, local administrative buildings, data centers and storage facilities used in its ILEC and HMS operations. TDS Telecom leases most of its office space, retail sites, equipment, switching facility buildings, storage facilities and sales offices used in its CLEC operations.

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

As of December 31, 2012, Property, plant and equipment, net of accumulated depreciation, totaled $3,022.6 million at U.S. Cellular, $767.4 million at TDS Telecom’s ILEC, $85.1 million at TDS Telecom’s CLEC, $81.7 million at TDS Telecom’s HMS; and $40.5 million at Corporate, Airadigm and Suttle-Straus.

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

See Note 14 — Commitments and Contingencies in the Notes to Consolidated Financial Statements for further information.

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

On November 19, 2009, the Board of Directors of TDS authorized a $250 million stock repurchase program for both TDS Common and Special Common shares. The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the fourth quarter of 2012.

This authorization expired on November 19, 2012 and has not been renewed.  TDS determines whether to repurchase shares from time to time based on many considerations, including cash needed for other known or possible requirements, the stock price, market conditions, debt rating considerations, business forecasts, business plans, macroeconomic conditions, share issuances under compensation plans, provisions in governing and legal documents and other legal requirements, and other facts and circumstances.  Subject to these considerations, TDS may approve the repurchase of its shares from time to time when circumstances warrant.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
October 1 - 31, 2012	—	$—	—	$157,570,912
November 1 - 30, 2012	867,841	23.08	867,841	—
December 1 - 31, 2012	—	—	—	—
Total for or as of the end of the quarter ended December 31, 2012	867,841	$23.08	867,841	$—

The following is additional information with respect to the Common and Special Common Shares authorization:

i.                  The date the program was announced was November 20, 2009 by Form 8-K.

ii.               The amount originally approved was up to $250 million in aggregate purchase price of TDS Common and Special Common Shares.

iii.            The program expired on November 19, 2012.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section entitled “Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Comprehensive Income,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Notes to Consolidated Financial Statements,” “Management’s Report on Internal Control Over Financial Reporting,” “Report of Independent Registered Public Accounting Firm,” and “Consolidated Quarterly Information (Unaudited).”

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that TDS’ disclosure controls and procedures were effective as of December 31, 2012, at the reasonable assurance level.

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

Under the supervision and with the participation of TDS’ management, including its Chief Executive Officer and Chief Financial Officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management has concluded that TDS maintained effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of TDS’ internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:
	(1)	Financial Statements

		Consolidated Statement of Operations	Annual Report*
		Consolidated Statement of Comprehensive Income	Annual Report*
		Consolidated Statement of Cash Flows	Annual Report*
		Consolidated Balance Sheet	Annual Report*
		Consolidated Statement of Changes in Equity	Annual Report*
		Notes to Consolidated Financial Statements	Annual Report*
		Management’s Report on Internal Control Over Financial Reporting	Annual Report*
		Report of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP	Annual Report*
		Consolidated Quarterly Information (Unaudited)	Annual Report*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Los Angeles SMSA Limited Partnership:

Basking Ridge, New Jersey

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the “Partnership”) as of December 31, 2012 and 2011, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 26, 2013

Los Angeles SMSA Limited Partnership

Balance Sheets - As of December 31, 2012 and 2011

(Dollars in Thousands)

	2012	2011
ASSETS

CURRENT ASSETS:
Accounts receivable, net of allowance of $14,205 and $14,076	$338,599	$306,384
Unbilled revenue	19,491	22,252
Due from affiliate	243,748	143,649
Prepaid expenses and other current assets	4,537	3,777

Total current assets	606,375	476,062

PROPERTY, PLANT AND EQUIPMENT—Net	1,569,418	1,632,776

WIRELESS LICENSES	79,543	79,543

OTHER ASSETS	655	674

TOTAL ASSETS	$2,255,991	$2,189,055

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$132,558	$105,979
Advance billings and customer deposits	144,849	135,023
Deferred gain on lease transaction	4,923	4,923

Total current liabilities	282,330	245,925

LONG TERM LIABILITIES:
Deferred gain on lease transaction	33,833	38,790
Other long term liabilities	23,964	19,756

Total long term liabilities	57,797	58,546

Total liabilities	340,127	304,471

PARTNERS’ CAPITAL	1,915,864	1,884,584

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$2,255,991	$2,189,055

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Statements of Operations - Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	2012	2011	2010

OPERATING REVENUE:
Service revenue	$3,920,064	$3,782,027	$3,533,581
Equipment and other	677,836	593,330	381,790

Total operating revenue	4,597,900	4,375,357	3,915,371

OPERATING COSTS AND EXPENSES:
Cost of service (exclusive of depreciation and amortization)	705,065	797,797	674,007
Depreciation and amortization	343,565	366,119	338,700
Cost of equipment	948,130	955,002	625,225
Selling, general and administrative	1,375,852	1,263,604	1,140,518

Total operating costs and expenses	3,372,612	3,382,522	2,778,450

OPERATING INCOME	1,225,288	992,835	1,136,921

OTHER INCOME:
Interest income, net	1,051	561	35,211
Other	4,941	6,964	6,567

Total other income	5,992	7,525	41,778

NET INCOME	$1,231,280	$1,000,360	$1,178,699

Allocation of Net Income:
Limited Partners	$738,768	$600,216	$707,219
General Partner	$492,512	$400,144	$471,480

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Statements of Changes in Partners’ Capital - Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners’ Capital

BALANCE—January 1, 2010	$842,210	$890,637	$256,875	$115,803	$2,105,525

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	471,480	498,590	143,801	64,828	1,178,699

BALANCE—December 31, 2010	833,690	881,627	254,276	114,631	2,084,224

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	400,144	423,152	122,044	55,020	1,000,360

BALANCE—December 31, 2011	753,834	797,179	229,920	103,651	1,884,584

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	492,512	520,832	150,216	67,720	1,231,280

BALANCE—December 31, 2012	$766,346	$810,411	$233,736	$105,371	$1,915,864

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,231,280	$1,000,360	$1,178,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343,565	366,119	338,700
Provision for losses on accounts receivable	37,057	27,249	36,005
Amortization of deferred gain on lease transaction	(4,957)	(4,949)	(4,939)
Changes in certain assets and liabilities:
Accounts receivable	(69,272)	(47,942)	(39,750)
Unbilled revenue	2,761	(1,014)	(1,198)
Prepaid expenses and other current assets	(760)	(125)	44
Other assets	19	—	—
Accounts payable and accrued liabilities	18,548	24,243	(2,414)
Advance billings and customer deposits	9,826	8,518	21,636
Other long term liabilities	4,208	3,124	4,203

Net cash provided by operating activities	1,572,275	1,375,583	1,530,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(272,176)	(364,956)	(429,662)
Change in due from affiliate, net	(100,099)	189,373	98,676

Net cash used in investing activities	(372,275)	(175,583)	(330,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,200,000)	(1,200,000)	(1,200,000)

Net cash used in financing activities	(1,200,000)	(1,200,000)	(1,200,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$11,403	$3,372	$6,796

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Notes to Financial Statements - Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

1.                       ORGANIZATION AND MANAGEMENT

Los Angeles SMSA Limited Partnership — Los Angeles SMSA Limited Partnership (the “Partnership”) was formed in 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

The partners and their respective ownership percentages as of December 31, 2012, 2011 and 2010 are as follows:

General Partner:
AirTouch Cellular* (“General Partner”)	40.0%

Limited Partners:
AirTouch Cellular*	42.3%
Cellco Partnership	12.2%
United States Cellular Corporation	5.5%

*AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC (a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

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

Retail Stores — The daily operations of all retail stores owned by the Partnership are managed by Cellco. All fixed assets, liabilities, income and expenses related to these retail stores are recorded in the financial statements of the Partnership.

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

FCC Licenses — The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will award a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred. The current terms of the Partnership’s FCC licenses expire in October 2014, February 2016 and April 2017. Cellco believes it will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2012 and 2011. There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

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

The Partnership’s principal intangible assets are licenses, which provide the Partnership with the exclusive right to utilize certain radio frequency spectrum to provide wireless communication services. Cellco and the Partnership re-evaluates the useful life determination for wireless licenses at least annually to determine whether events and circumstances continue to support an indefinite useful life. Moreover, Cellco and the Partnership have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses. As a result, the wireless licenses are treated as an indefinite life intangible asset, and are not amortized but rather are tested for impairment.

Cellco and the Partnership test their wireless licenses for potential impairment annually, and more frequently if indications of impairment exist. Cellco and the Partnership evaluate their licenses on an aggregate basis, using a direct value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized. In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the

Partnership for the use of any FCC license recorded on its books (except for the annual cost of $51,185 related to the spectrum leases). Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2012 and December 15, 2011. These evaluations resulted in no impairment of wireless licenses.

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

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Starting in 2011, interest income is based on the Applicable Federal Rate which was approximately .2% and .4% for the years ended December 31, 2012 and 2011, respectively.  Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 7.3% and 6.8% for the years ended December 31, 2012 and 2011, respectively.  For 2010, interest income or interest expense was based on the average monthly outstanding balance in this account and was calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc., which was approximately 5.8% for the year ended December 31, 2010. Included in net interest income is interest income of $1,123, $712 and $35,372 for the years ended December 31, 2012, 2011 and 2010, respectively, related to due from affiliate.

Distributions - The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, cash availability and financing needs as determined by the General Partner at the date of the distribution.

Recently Adopted Accounting Standards - During the first quarter of 2012, we adopted the accounting standard update regarding fair value measurement. This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard update did not have a significant impact on the financial statements.

During the first quarter of 2012, we adopted the accounting standard update regarding testing of goodwill for impairment. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The adoption of this standard did not have a significant impact on the financial statements.

Recent Accounting Standards - In July 2012, the accounting standard update regarding testing of intangible assets for impairment was issued. This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired.  We will adopt this standard update during the first quarter of 2013.  The adoption of this standard is not expected to have a significant impact on the financial statements.

3.                       PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2012 and 2011:

	2012	2011

Land	$7,742	$7,742
Buildings and improvements (15-40 years)	575,456	537,006
Wireless plant and equipment (3-15 years)	3,265,052	3,114,653
Furniture, fixtures and equipment (3-10 years)	65,823	67,210
Leasehold improvements (5 years)	308,050	291,889

	4,222,123	4,018,500

Less: accumulated depreciation	2,652,705	2,385,724

Property, plant and equipment, net	$1,569,418	$1,632,776

Depreciation expense	$343,565	$366,119

Capitalized network engineering costs of $22,253 and $21,152 were recorded during the years ended December 31, 2012 and 2011, respectively. Construction in progress included in certain classifications shown above, principally wireless plant and equipment, amounted to $85,383 and $71,842 as of December 31, 2012 and 2011, respectively.

Tower Transactions — Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465.  At December 31, 2012 and 2011, the Partnership has $38,756 and $43,713, respectively, recorded as deferred gain on lease transaction.  The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $11,421, $12,150 and $10,950 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in cost of service in the accompanying Statements of Operations.

4.                       CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2012 and 2011:

	2012	2011

Accounts payable	$117,935	$88,640
Accrued liabilities	14,623	17,339
Accounts payable and accrued libilities	$132,558	$105,979

Advance billings and customer deposits consist of the following as of December 31, 2012 and 2011:

	2012	2011

Advance billings	$140,617	$131,201
Customer deposits	4,232	3,822
Advance billings and customer deposits	$144,849	$135,023

5.                       TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases (see Note 2), substantially all of service revenues, equipment and other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates.  These transactions consist of revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership.  They also include certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of customers, gross customer additions, or minutes of use. These transactions do not necessarily represent arm’s length transactions and may not represent all revenues and costs if the Partnership operated on a standalone basis.

Service revenues — Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership.  Service revenue also includes long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Equipment and other revenues — Equipment revenue includes equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.  Other revenues include switch revenue and other fees and surcharges charged to the customer that are specifically identified to the Partnership.

Cost of Service — Cost of service includes roaming costs relating to customers roaming in other affiliated markets that are specifically identified to the Partnership.  Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.  The Partnership has also entered into a lease agreement for the right to use additional spectrum owned by Cellco.  See Note 6 for further information regarding this arrangement.

Cost of equipment — Cost of equipment includes the cost of inventory specifically identified and transferred to the Partnership (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative — Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

6.                       COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2012, 2011 and 2010, the Partnership incurred a total of $131,362, $127,469 and $102,968, respectively, as rent expense related to these operating leases, which was included in cost of service and general and administrative expenses in the accompanying statements of operations. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured and remaining tower maintenance fees of $104,608 (See Note 3), for the years shown are as follows:

Years	Amount

2013	$91,619
2014	82,347
2015	68,331
2016	56,371
2017	14,957
2018 and thereafter	28,069

Total minimum payments	$341,694

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

Based on the terms of the spectrum license lease as of December 31, 2012, future spectrum lease obligations, including the renewal period, are expected to be as follows:

Years	Amount

2013	$20,843
2014	20,843
2015	20,843
2016	20,843
2017	20,843
2018 and thereafter	237,956

Total minimum payments	$342,171

The General Partner currently expects that the renewal option in the lease will be exercised.

From time to time Cellco enters into purchase commitments, primarily for network equipment, on behalf of the Partnership. These represent legal obligations of Cellco.

7.                       CONTINGENCIES

Cellco and the Partnership are subject to lawsuits and other claims including class actions, product liability, patent infringement, intellectual property, antitrust, partnership disputes, and claims involving relations with resellers and agents. Cellco is also currently defending lawsuits filed against it and other participants in the wireless industry alleging various adverse effects as a result of wireless phone usage. Various consumer class action lawsuits allege that Cellco violated certain state consumer protection laws and other statutes and defrauded customers through misleading billing practices or statements. These matters may involve indemnification obligations by third parties and/or affiliated parties covering all or part of any potential damage awards against Cellco and the Partnership and/or insurance coverage. All of the above matters are subject to many uncertainties, and the outcomes are not currently predictable.

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued to either Cellco or the Partnership with respect to these matters as of December 31, 2012 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on our results of operations for a given reporting period.

8.                       RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Write-offs	Balance at
	Beginning	Charged to	Net of	End
	of the Year	Operations	Recoveries	of the Year

Accounts Receivable Allowances:
2012	$14,076	$37,057	$(36,928)	$14,205
2011	15,135	27,249	(28,308)	14,076
2010	17,688	36,005	(38,558)	15,135

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
Douglas D. Shuma
Senior Vice President and Corporate Controller
(principal accounting officer)

Dated:  February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 26, 2013
LeRoy T. Carlson, Jr.

/s/ Letitia G. Carlson, M.D.	Director	February 26, 2013
Letitia G. Carlson, M.D.

/s/ Prudence E. Carlson	Director	February 26, 2013
Prudence E. Carlson

/s/ Walter C.D. Carlson	Director	February 26, 2013
Walter C.D. Carlson

/s/ Clarence A. Davis	Director	February 26, 2013
Clarence A. Davis

/s/ Kenneth R. Meyers	Director	February 26, 2013
Kenneth R. Meyers

/s/ Donald C. Nebergall	Director	February 26, 2013
Donald C. Nebergall

/s/ George W. Off	Director	February 26, 2013
George W. Off

/s/ Christopher D. O’Leary	Director	February 26, 2013
Christopher D. O’Leary

/s/ Mitchell H. Saranow	Director	February 26, 2013
Mitchell H. Saranow

/s/ Gary L. Sugarman	Director	February 26, 2013
Gary L. Sugarman

/s/ Herbert S. Wander	Director	February 26, 2013
Herbert S. Wander

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

2.1

Purchase and Sale Agreement dated as of November 6, 2012 by and between United States Cellular Corporation and Sprint Spectrum L.P. and SprintCom, Inc., is hereby incorporated by reference to U.S. Cellular’s Current Report on Form 8-K dated November 6, 2012.

3.1	TDS’ Restated Certificate of Incorporation, dated January 24, 2012, is hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated January 24, 2012.

3.2	TDS Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated November 18, 2010.

4.1	TDS’ Restated Certificate of Incorporation is hereby incorporated as Exhibit 3.1.

4.2	TDS Restated Bylaws, as amended, are hereby incorporated as Exhibit 3.2.

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

4.3(f)

Sixth Supplemental Indenture dated November 26, 2012 by and between TDS and BNY, establishing TDS’ 5.875% Senior Notes due 2061, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated November 26, 2012.

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

10.4(a)*

TDS Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2009 is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated August 27, 2008.

10.4(b)*

Amendment to the Telephone and Data Systems, Inc. Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.2 to Telephone and Data Systems, Inc.’s Current Report on Form 8-K dated March 15, 2012.

10.5(a)*

Telephone and Data Systems, Inc. Restated Compensation Plan for Non-Employee Directors, is hereby incorporated by reference to Exhibit D to the TDS Notice of Special Meeting of Shareholders and Proxy Statement dated August 31, 2011.

10.5(b)*

Amendment to the Telephone and Data Systems, Inc. Compensation Plan for Non-Employee Directors, is hereby incorporated by reference to Item 5.02 to Telephone and Data Systems, Inc.’s Current Report on Form 8-K dated March 9, 2012.

10.6*	TDS Bonus Deferral and Stock Unit Match Program and Election Form.

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

10.8(c)

Second Amendment to U.S. Cellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(c) to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.8(d)*

Election Form for U.S. Cellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(d) to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

10.11(a)*

TDS 2007 Deferred Compensation Agreement between TDS and Kenneth R. Meyers dated December 26, 2006 is hereby incorporated by reference to Exhibit 99.1 to TDS’ Current Report on Form 8-K dated January 1, 2007.

10.11(b)*	Amendment to TDS 2007 Deferred Compensation Agreement between TDS and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.4 to TDS Current Report on Form 8-K dated December 22, 2008.

10.12*	Form of TDS Corporate Officer Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated November 19, 2008.

10.13*

Form of TDS Corporate Officer Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated December 22, 2008.

10.14*	Amended and Restated Guidelines and Procedures for TDS Officer Bonuses are hereby incorporated by reference to Exhibit 10.3 to TDS’ Current Report on Form 8-K dated November 18, 2009.

10.15*

Amended and Restated Guidelines for the Determination of Annual Bonus for President and Chief Executive Officer of TDS is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated November 18, 2009.

10.16*

Amended and Restated Guidelines for the Determination of Annual Bonus for Chairman Emeritus of TDS is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated November 18, 2009.

10.17*	Form of TDS Deferred Compensation Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated December 21, 2009.

10.18*	Change of Election Form for TDS Deferred Compensation Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated December 21, 2009.

10.19*

Amended and Restated Guidelines for the Determination of Annual Bonus for President and Chief Executive Officer of TDS Telecommunications Corporation is hereby incorporated by reference to Exhibit 10.27 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.20*

Pre 2005 Form of Deferred Compensation Agreement used by TDS Telecommunications Corporation is hereby incorporated by reference to Exhibit 10.28 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.21(a)*

Post 2004 TDS Telecommunications Corporation Executive Deferred Compensation Program, as amended and restated effective January 1, 2008 is hereby incorporated by reference to Exhibit 10.29 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.21(b)*

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

10.23*

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

10.25*

U.S. Cellular 2005 Long-Term Incentive Plan 2010 Stock Option Award Agreement evidencing U.S. Cellular stock options granted to Mary N. Dillon on June 1, 2010 (with accelerated vesting in the event of termination without cause or for good reason), is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated June 1, 2010.

10.26*

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

10.30*

Form of U.S. Cellular 2005 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for grants of restricted stock options to the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 7, 2011.

10.31*

Form of Long-Term Incentive Plan Stock Option Award Agreement for officers of TDS and officers of its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”), is hereby incorporated by reference from Exhibit 10.1 to TDS’ Current Report on Form 8-K dated May 16, 2012.

10.32*

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

11	Statement regarding computation of earnings per share (included in Note 6 — Earnings Per Share in the Notes to Consolidated Financial Statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.

13	Incorporated portions of 2012 Annual Report to Shareholders.

21	Subsidiaries of TDS.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Chief Executive Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Chief Executive Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Chief Financial Officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.