Form 10-Q
period 2013-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2013-05-03
CIK 1051512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)
Delaware			36-2669023
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

30 North LaSalle Street, Chicago, Illinois 60602 (Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (312) 630-1900

Indicate by check mark					Yes	No

•  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

					☒	

•  whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

					☒	

•  whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	 Non-accelerated filer		Smaller reporting company	

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at March 31, 2013
Common Shares, $0.01 par value			100,917,126 Shares
Series A Common Shares, $0.01 par value			7,160,055 Shares

Telephone and Data Systems, Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2013

Index

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	1

		Consolidated Statement of Operations	1
		Three Months Ended March 31, 2013 and 2012

		Consolidated Statement of Comprehensive Income	2
		Three Months Ended March 31, 2013 and 2012

		Consolidated Statement of Cash Flows	3
		Three Months Ended March 31, 2013 and 2012

		Consolidated Balance Sheet March 31, 2013 and December 31, 2012	4

		Consolidated Statement of Changes in Equity	6
		Three Months Ended March 31, 2013 and 2012

		Notes to Consolidated Financial Statements	8

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

		Overview	21
		Divestiture Transaction	24
		2013 Estimates	25
		Three Months Ended March 31, 2013 and 2012
		Results of Operations — Consolidated	28
		Results of Operations — U.S. Cellular	30
		Results of Operations — TDS Telecom	35
		Recent Accounting Pronouncements	39
		Financial Resources	39
		Liquidity and Capital Resources	40
		Application of Critical Accounting Policies and Estimates	43
		Safe Harbor Cautionary Statement	44

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

	Item 4.	Controls and Procedures	48

Part II.	Other Information

	Item 1.	Legal Proceedings	49

	Item 1A.	Risk Factors	49

	Item 5.	Other Information	50

	Item 6.	Exhibits	51

Signatures

Part I. Financial Information
Item 1. Financial Statements
Telephone and Data Systems, Inc. Consolidated Statement of Operations (Unaudited)

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2013	2012
Operating revenues	$1,308,573	$1,305,791

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	559,892	509,211
Selling, general and administrative	486,903	507,599
Depreciation, amortization and accretion	242,077	197,434
Loss on asset disposals, net	5,616	2,079
(Gain) loss on sale of business and other exit costs, net	6,931	(4,174)
Total operating expenses	1,301,419	1,212,149

Operating income	7,154	93,642

Investment and other income (expense)
Equity in earnings of unconsolidated entities	27,089	23,389
Interest and dividend income	1,578	2,183
Interest expense	(24,498)	(24,464)
Other, net	(154)	228
Total investment and other income (expense)	4,015	1,336

Income before income taxes	11,169	94,978
Income tax expense	4,180	27,412
Net income	6,989	67,566
Less: Net income attributable to noncontrolling interests, net of tax	(5,570)	(15,312)
Net income attributable to TDS shareholders	1,419	52,254
Preferred dividend requirement	(12)	(12)
Net income available to common shareholders	$1,407	$52,242

Basic weighted average shares outstanding	108,255	108,653
Basic earnings per share attributable to TDS shareholders	$0.01	$0.48

Diluted weighted average shares outstanding	108,693	109,098
Diluted earnings per share attributable to TDS shareholders	$0.01	$0.48

Dividends per share	$0.1275	$0.1225

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Net income	$6,989	$67,566
Net change in accumulated other comprehensive income (loss)
Change in foreign currency translation adjustment	15	-
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(902)	(934)
Amortization of unrecognized net loss	602	623
	(300)	(311)
Change in deferred income taxes	114	470
Change related to retirement plan, net of tax	(186)	159
Net change in accumulated other comprehensive income (loss)	(171)	159
Comprehensive income	6,818	67,725
Less: Comprehensive income attributable to noncontrolling interest	(5,570)	(15,312)
Comprehensive income attributable to TDS Shareholders	$1,248	$52,413

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$6,989	$67,566
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	242,077	197,434
Bad debts expense	17,874	15,105
Stock-based compensation expense	7,585	10,330
Deferred income taxes, net	3,009	6,187
Equity in earnings of unconsolidated entities	(27,089)	(23,389)
Distributions from unconsolidated entities	8,089	2,938
Loss on asset disposals, net	5,616	2,079
(Gain) loss on sale of business and other exit costs, net	6,931	(4,174)
Noncash interest expense	497	862
Other operating activities	256	852
Changes in assets and liabilities from operations
Accounts receivable	34,038	38,941
Inventory	16,860	(4,842)
Accounts payable	(3,203)	(25,372)
Customer deposits and deferred revenues	7,904	10,745
Accrued taxes	5,309	82,014
Accrued interest	9,279	9,117
Other assets and liabilities	(95,669)	(104,148)
	246,352	282,245

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(176,318)	(242,611)
Cash paid for acquisitions and licenses	(14,150)	(11,096)
Cash received from divestitures	-	50,036
Cash paid for investments	-	(10,000)
Cash received for investments	-	20,249
Other investing activities	6,364	(436)
	(184,104)	(193,858)

Cash flows from financing activities
Repayment of long-term debt	(328)	(493)
Issuance of long-term debt	-	358
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	140	(33)
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	123	357
Repurchase of U.S. Cellular Common Shares	(18,425)	-
Dividends paid	(13,792)	(13,301)
Distributions to noncontrolling interests	(2,396)	(218)
Other financing activities	(1,351)	798
	(36,029)	(12,532)

Net increase in cash and cash equivalents	26,219	75,855

Cash and cash equivalents
Beginning of period	740,481	563,275
End of period	$766,700	$639,130

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	March 31, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$766,700	$740,481
Short-term investments	125,595	115,700
Accounts receivable
Due from customers and agents, less allowances of $27,413 and $28,152, respectively	374,715	409,720
Other, less allowances of $3,670 and $5,263, respectively	131,995	164,608
Inventory	143,832	160,692
Net deferred income tax asset	44,288	43,411
Prepaid expenses	86,879	86,385
Income taxes receivable	11,301	9,625
Other current assets	30,498	32,815
	1,715,803	1,763,437

Assets held for sale	160,073	163,242

Investments
Licenses	1,494,189	1,480,039
Goodwill	797,194	797,194
Other intangible assets, net of accumulated amortization of $146,578 and $143,613, respectively	55,557	58,522
Investments in unconsolidated entities	201,171	179,921
Long-term investments	40,142	50,305
Other investments	778	824
	2,589,031	2,566,805
Property, plant and equipment
In service and under construction	10,917,301	10,808,499
Less: Accumulated depreciation	7,010,706	6,811,233
	3,906,595	3,997,266

Other assets and deferred charges	130,321	133,150

Total assets	$8,501,823	$8,623,900

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	March 31, 2013	December 31, 2012
Current liabilities
Current portion of long-term debt	$1,318	$1,233
Accounts payable	335,065	377,291
Customer deposits and deferred revenues	231,478	222,345
Accrued interest	15,774	6,565
Accrued taxes	55,944	48,237
Accrued compensation	75,324	134,932
Other current liabilities	102,208	134,005
	817,111	924,608

Liabilities held for sale	18,360	19,594

Deferred liabilities and credits
Net deferred income tax liability	867,954	862,580
Other deferred liabilities and credits	445,614	438,727

Long-term debt	1,721,338	1,721,571

Commitments and contingencies

Noncontrolling interests with redemption features	466	493

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 132,672 shares (7,160 Series A Common and 125,512 Common Shares)
Outstanding 108,077 shares (7,160 Series A Common and 100,917 Common Shares) and 108,031 shares (7,160 Series A Common and 100,871 Common Shares), respectively
Par Value ($.01 per share) ($72 Series A Common and $1,255 Common Shares)	1,327	1,327
Capital in excess of par value	2,302,785	2,304,122
Treasury shares at cost:
24,595 and 24,641 Common Shares, respectively	(747,831)	(750,099)
Accumulated other comprehensive loss	(8,303)	(8,132)
Retained earnings	2,449,720	2,464,318
Total TDS shareholders' equity	3,997,698	4,011,536

Preferred shares	825	825
Noncontrolling interests	632,457	643,966

Total equity	4,630,980	4,656,327

Total liabilities and equity	$8,501,823	$8,623,900

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2012	$1,327	$2,304,122	$(750,099)	$(8,132)	$2,464,318	$4,011,536	$825	$643,966	$4,656,327
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	1,419	1,419	-	-	1,419
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	5,597	5,597
Change in foreign currency translation adjustment	-	-	-	15	-	15	-	-	15
Change related to retirement plan	-	-	-	(186)	-	(186)	-	-	(186)
Common and Series A Common Shares dividends	-	-	-	-	(13,780)	(13,780)	-	-	(13,780)
Preferred dividend requirement	-	-	-	-	(12)	(12)	-	-	(12)
Dividend reinvestment plan	-	-	3	-	(2)	1	-	-	1
Incentive and compensation plans	-	534	2,265	-	(2,223)	576	-	-	576
Adjust investment in subsidiaries for repurchases, issuances, other compensation plans and noncontrolling interest purchases	-	(3,734)	-	-	-	(3,734)	-	(14,710)	(18,444)
Stock-based compensation awards	-	2,395	-	-	-	2,395	-	-	2,395
Tax windfall (shortfall) from stock awards	-	(532)	-	-	-	(532)	-	-	(532)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,396)	(2,396)
March 31, 2013	$1,327	$2,302,785	$(747,831)	$(8,303)	$2,449,720	$3,997,698	$825	$632,457	$4,630,980

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2011	$1,326	$2,268,711	$(750,921)	$(8,854)	$2,451,899	$3,962,161	$830	$639,688	$4,602,679
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	52,254	52,254	-	-	52,254
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	15,252	15,252
Change related to retirement plan	-	-	-	159	-	159	-	-	159
Common and Series A Common Shares dividends	-	-	-	-	(13,289)	(13,289)	-	-	(13,289)
Preferred dividend requirement	-	-	-	-	(12)	(12)	-	-	(12)
Dividend reinvestment plan	-	296	2,703	-	(1,585)	1,414	-	-	1,414
Incentive and compensation plans	-	444	1,230	-	(1,331)	343	-	-	343
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	4,157	-	-	-	4,157	-	1,678	5,835
Stock-based compensation awards	-	4,845	-	-	-	4,845	-	-	4,845
Tax windfall (shortfall) from stock awards	-	(69)	-	-	-	(69)	-	-	(69)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(218)	(218)
Other	-	-	-	-	-	-	-	84	84
March 31, 2012	$1,326	$2,278,384	$(746,988)	$(8,695)	$2,487,936	$4,011,963	$830	$656,484	$4,669,277

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 85%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”) and TDS’ wholly-owned wireline telephone subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2012.

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, are U.S. Cellular, TDS Telecom’s incumbent local exchange carriers, (“ILEC”), its competitive local exchange carrier (“CLEC”), its Hosted and Managed Services (“HMS”) operations, and the Non-Reportable Segment which includes TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc. (“Suttle-Straus”) and TDS’ wholly-owned wireless telephone subsidiary, Airadigm Communications, Inc. (“Airadigm”). All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of March 31, 2013 and December 31, 2012, and the results of operations, cash flows, changes in comprehensive income and equity for the three months ended March 31, 2013 and 2012. These results are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

As of March 31, 2013, there are no recent accounting pronouncements that are expected to have a material impact on TDS’ financial position or results of operations.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At March 31, 2013 and December 31, 2012, U.S. Cellular had accrued $63.9 million and $88.2 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $36.1 million for the three months ended March 31, 2013 and $39.6 million for the three months ended March 31, 2012.

2.   Fair Value Measurements

As of March 31, 2013 and December 31, 2012, TDS did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	March 31, 2013		December 31, 2012
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$766,700	$766,700	$740,481	$740,481
Short-term investments
Government-backed securities	1	125,595	125,595	115,700	115,700
Long-term investments
Government-backed securities	1	40,142	40,175	50,305	50,339
Long-term debt
Retail	1	1,178,250	1,230,244	1,178,250	1,238,204
Institutional and other	2	538,369	591,696	538,657	589,435

Short-term investments and Long-term investments are both designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.  Long-term investment maturities are 20 months at March 31, 2013.  Government-backed securities include U.S. treasuries and corporate notes guaranteed under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  Long-term debt excludes capital lease obligations and current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of “Retail” Long-term debt, excluding capital lease obligations and the current portion of such Long-term debt, was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular's 6.95% Senior Notes.  TDS’ institutional debt includes U.S. Cellular’s 6.7% Senior Notes which are traded over the counter. TDS estimated the fair value of its institutional and other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.0% to 6.05% at March 31, 2013.

As of March 31, 2013 and December 31, 2012, TDS did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

3.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three months ended March 31, 2013 and March 31, 2012 was 37.4% and 28.9%, respectively.  The effective tax rate for the three months ended March 31, 2013 was higher than the rate for the three months ended March 31, 2012 primarily as a result of tax benefits related to the expiration of the statute of limitations for certain tax years and the adjustment of deferred tax balances related to certain partnership investments in 2012.

TDS incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  TDS carried back this federal net operating loss to prior tax years, and received a $71.4 million federal income tax refund in 2012 for carrybacks to 2009 and 2010 tax years.  Of this amount, $59.9 million of the refund was received in the three months ended March 31, 2012.

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

The amounts used in computing earnings per share and the effects of potentially dilutive securities on the weighted average number of Common and Series A Common Shares were as follows:

	Three Months Ended
	March 31,
	2013	2012
(Dollars and shares in thousands, except per share amounts)
Basic earnings per share attributable to TDS shareholders:
Net income available to common shareholders of TDS used in basic earnings per share	$1,407	$52,242
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(28)	(345)
Preferred dividend adjustment	-	12
Net income attributable to common shareholders of TDS used in diluted earnings per share	$1,379	$51,909

Weighted average number of shares used in basic earnings per share:
Common Shares	101,095	101,534
Series A Common Shares	7,160	7,119
Total	108,255	108,653

Effects of dilutive securities:
Stock options	112	202
Restricted stock units	326	180
Preferred shares	-	63
Weighted average number of shares used in diluted earnings per share	108,693	109,098

Basic earnings per share attributable to TDS shareholders	$0.01	$0.48

Diluted earnings per share attributable to TDS shareholders	$0.01	$0.48

Certain Common Shares issuable upon the exercise of stock options, vesting of restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended
	March 31,
	2013	2012
(Shares in thousands)
Stock options	6,672	4,301

Preferred shares	61	-

5.   Acquisitions, Divestitures and Exchanges

TDS assesses its business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment.  As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications companies, cable, HMS or other possible businesses.  In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

Divestiture Transaction

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Nextel Corporation (“Sprint”). The Purchase and Sale Agreement provides that U.S. Cellular will transfer customers and certain PCS licensed spectrum to Sprint in U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash at closing, subject to pro-rations of certain assets and liabilities. The Purchase and Sale Agreement also contemplates certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”  The transaction was approved by the FCC in March 2013 and the closing is expected to occur in the second quarter of 2013.

U.S. Cellular will retain other assets and liabilities related to the Divestiture Markets, including network assets, retail stores and related equipment, and other buildings and facilities. The transaction does not affect spectrum licenses held by U.S. Cellular or variable interest entities (“VIEs”) that are not currently used in the operations of the Divestiture Markets. The Purchase and Sale Agreement also contemplates certain other agreements, including customer and network transition services agreements, which will require that U.S. Cellular provide customer, billing and network services to Sprint for a period of up to 24 months after the closing date. Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular's cost, including applicable overhead allocations. In addition, these agreements will require Sprint to reimburse U.S. Cellular up to $200 million

(the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.

Financial impacts of the Divestiture Transaction are classified in the Consolidated Statement of Operations within Operating income. The table below describes the amounts TDS has recognized, and expects to recognize, in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period, as a result of the transaction.

(Dollars in thousands)	Expected Period of Realization/ Incurrence	Projected Range		Cumulative Amount Incurred as of March 31, 2013	Actual Amount Incurred Three Months Ended March 31, 2013
(Gain) loss on sale of business and other exit costs, net
Proceeds from Sprint
Purchase price	2013	$(480,000)	$(480,000)	$-	$-
Sprint Cost Reimbursement	2013-2014	(150,000)	(200,000)	-	-
Net assets transferred	2013	150,000	170,000	-	-
Non-cash charges for the write-off and write-down of property under construction and related assets	2012-2013	11,000	15,000	10,894	222
Employee related costs including severance, retention and outplacement	2012-2014	16,000	25,000	15,659	3,050
Contract termination costs	2012-2014	125,000	175,000	2,959	2,900
Transaction costs	2012-2013	4,000	6,000	2,055	918
Total (Gain) loss on sale of business and other exit costs, net		$(324,000)	$(289,000)	$31,567	$7,090

Depreciation, amortization and accretion expense
Incremental depreciation, amortization and accretion, net of salvage values	2012-2013	175,000	210,000	58,104	38,046

Other Operating expenses
Non-cash charges for the write-off and write-down of various operating assets and liabilities	2013	-	10,000	-	-
(Increase) decrease in Operating income		$(149,000)	$(69,000)	$89,671	$45,136

Incremental depreciation, amortization and accretion, net of salvage values represents anticipated amounts to be recorded in the specified time periods as a result of revising the useful life of certain assets and revising the settlement dates of certain asset retirement obligations in conjunction with the Divestiture Transaction.  Specifically, for the years indicated, this is estimated depreciation, amortization and accretion recorded on assets and liabilities of the Divestiture Markets after the November 6, 2012 transaction date less depreciation, amortization and accretion that would have been recorded on such assets and liabilities in the normal course, absent the Divestiture Transaction.

	As a result of the transaction, TDS recognized the following amounts in the Consolidated Balance Sheet:

		Three Months Ended March 31, 2013
(Dollars in thousands)	Balance December 31, 2012	Costs Incurred	Cash Settlements (1)	Non-cash Settlements	Adjustments	Balance March 31, 2013
Accrued compensation
Employee related costs including severance, retention, outplacement	$12,305	$3,050	$(1,607)	$-	$-	$13,748
Other current liabilities
Contract termination costs	$30	$2,900	$(784)	$-	$-	$2,146

(1)

Cash settlement amounts are included in either the Net income or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

	At March 31, 2013 and December 31, 2012, the following assets and liabilities were classified in the Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale":

	Licenses	Goodwill	Property, Plant and Equipment	Total Assets Held for Sale	Liabilities Held for Sale (1)
(Dollars in thousands)
March 31, 2013
Divestiture Transaction	$140,599	$19,474	$-	$160,073	$18,360

December 31, 2012
Divestiture Transaction	$140,599	$19,474	$-	$160,073	$19,594
Bolingbrook Customer Care Center (2)	-	-	3,169	3,169	-
Total	$140,599	$19,474	$3,169	$163,242	$19,594

(1)	Liabilities held for sale primarily consisted of Customer deposits and deferred revenues.
(2)	Effective January 1, 2013, U.S. Cellular transferred its Bolingbrook Customer Care Center operations to an existing third party vendor.

Other Acquisitions, Divestitures and Exchanges

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

6.   Intangible Assets

Changes in TDS’ Licenses for the three months ended March 31, 2013 and 2012 are presented below.  There were no significant changes to Goodwill or Other intangible assets during the periods presented.

Licenses

	U.S. Cellular	TDS Telecom CLEC	Non-Reportable Segment	Total
(Dollars in thousands)
Balance December 31, 2012	$1,462,019	$2,800	$15,220	$1,480,039
Acquisitions	14,150	-	-	14,150
Balance March 31, 2013	$1,476,169	$2,800	$15,220	$1,494,189

Balance December 31, 2011	$1,475,994	$2,800	$15,220	$1,494,014
Acquisitions	11,096	-	-	11,096
Balance March 31, 2012	$1,487,090	$2,800	$15,220	$1,505,110

Previously under GAAP, TDS accounted for U.S. Cellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS' Licenses.  Consequently, U.S. Cellular’s Licenses on a stand-alone basis do not match the TDS consolidated Licenses related to U.S. Cellular.

7.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $27.1 million and $23.4 million in the three months ended March 31, 2013 and 2012, respectively; of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $20.6 million and $17.1 million in the three months ended March 31, 2013 and 2012, respectively.  TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments:

	Three Months Ended
	March 31,
	2013	2012
(Dollars in thousands)
Revenues	$1,498,260	$1,437,008
Operating expenses	1,071,692	1,076,750
Operating income	426,568	360,258
Other income	423	649
Net income	$426,991	$360,907

8.  Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the implementation of B/OSS is expected to take until the end of 2013 to complete and total payments to Amdocs are estimated to be approximately $179.0 million (subject to certain potential adjustments) over the period from commencement of the SLMA in 2010 through the second half of 2013.  As of March 31, 2013, $114.0 million had been paid to Amdocs.

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

TDS has accrued $1.7 million with respect to legal proceedings and unasserted claims as of both March 31, 2013 and December 31, 2012. TDS has not accrued any amount for legal proceedings if it cannot reasonably estimate the amount of the possible loss or range of loss. TDS does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Apple iPhone Products Purchase Commitment

In March 2013, U.S. Cellular entered into an agreement with Apple to purchase an estimated $1.2 billion of Apple iPhone products over a three-year period beginning later in 2013.

9.  Variable Interest Entities (VIEs)

Consolidated VIEs

As of March 31, 2013, TDS holds a variable interest in and consolidates the following VIEs under GAAP:

•         Aquinas Wireless L.P. (“Aquinas Wireless”); and

•         King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

The power to direct the activities that most significantly impact the economic performance of Aquinas Wireless and King Street Wireless (collectively, the “limited partnerships”) is shared. Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a TDS subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of the VIEs is shared, TDS has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated.

On March 13, 2013, TDS acquired the remaining 37% ownership interest in Airadigm Communications, Inc. (“Airadigm”) that it did not own for $3.5 million in cash.  Prior to this acquisition, TDS consolidated Airadigm as a VIE.  Subsequent to the acquisition date, Airadigm ceased to be a VIE but continues to be consolidated based on TDS’ controlling financial interest in the entity.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31,	December 31,
	2013	2012
(Dollars in thousands)
Assets
Cash and cash equivalents	$3,465	$7,028
Other current assets	178	3,267
Licenses and other intangible assets	308,091	325,707
Property, plant and equipment, net	15,899	31,544
Other assets and deferred charges	1,449	3,026
Total assets	$329,082	$370,572

Liabilities
Current liabilities	$82	$9,985
Deferred liabilities and credits	3,015	6,213
Total liabilities	$3,097	$16,198

Other Related Matters

Aquinas Wireless and King Street Wireless were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to the business risks described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2012.

TDS may agree to make additional capital contributions and/or advances to Aquinas Wireless and King Street Wireless and/or to their general partners to provide additional funding for the development of licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

There were no capital contributions or advances made to Aquinas Wireless and King Street Wireless and/or their general partners in the three months ended March 31, 2013 and 2012.

U.S. Cellular began offering fourth generation Long-term Evolution (“4G LTE”) service in certain cities within its service areas during the first quarter of 2012 and has plans to continue the deployment of 4G LTE. U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless. Aquinas Wireless is still in the process of developing long-term business plans.

10.  Common Share Repurchases

U.S. Cellular Share Repurchases

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

Share repurchases made under this authorization were as follows:

Three Months Ended March 31,		Number of Shares	Average Cost Per Share	Amount
(Dollars and shares in thousands, except cost per share)
2013
	U.S. Cellular Common Shares	496	$37.16	$18,425
2012
	U.S. Cellular Common Shares	-	$-	$-

11.  Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
(Dollars in thousands)
Net income attributable to TDS shareholders	$1,419	$52,254
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(1,012)	(428)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchase of U.S. Cellular shares	3,470	-
Net transfers (to) from noncontrolling interests	2,458	(428)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$3,877	$51,826

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

The settlement value or estimate of cash that would be due and payable to settle these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2013, net of estimated liquidation costs, is $149.2 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at March 31, 2013 was $54.5 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is primarily due to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

12.  Reclassification Adjustments Out of Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes amounts related to TDS’ defined benefit post-retirement plan.  During the three months ended March 31, 2013, reclassifications from Accumulated other comprehensive loss into Operating expenses, related to the retirement plan, were approximately $0.2 million (net of income tax of $0.1 million).  Of this amount, $0.2 million was recorded as a decrease to Cost of services and products and $0.1 million was recorded as a decrease to Selling, general and administrative.

13.  Business Segment Information

Financial data for TDS’ business segments for the three months ended, or as of March 31, 2013 and 2012, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom

Three Months Ended or as of March 31, 2013	U.S. Cellular	ILEC	CLEC	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non- Reportable Segment	Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues	$1,081,746	$141,520	$42,554	$35,564	$(2,577)	$217,061	$14,446	$(4,680)	$1,308,573
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	457,990	47,595	21,962	24,814	(2,186)	92,185	10,073	(356)	559,892
Selling, general and administrative	420,080	41,839	15,932	9,921	(391)	67,301	3,761	(4,239)	486,903
Depreciation, amortization and accretion expense	189,845	38,576	5,447	5,468	-	49,491	1,509	1,232	242,077
Loss on asset disposals, net	5,434	122	41	30	-	193	1	(12)	5,616
(Gain) loss on sale of business and other exit costs, net	6,931	-	-	-	-	-	-	-	6,931
Operating income (loss)	1,466	13,388	(828)	(4,669)	-	7,891	(898)	(1,305)	7,154
Equity in earnings of unconsolidated entities	26,835	7	-	-	-	7	-	247	27,089
Interest and dividend income	903	329	57	16	-	402	1	272	1,578
(Interest expense) Capitalized interest	(10,910)	759	72	(405)	-	426	(982)	(13,032)	(24,498)
Other, net	(215)	(52)	-	(122)	-	(174)	237	(2)	(154)
Income before income taxes	18,079	14,431	(699)	(5,180)	-	8,552	(1,642)	(13,820)	11,169
Add back:
Depreciation, amortization and accretion expense	189,845	38,576	5,447	5,468	-	49,491	1,509	1,232	242,077
(Gain) loss on sale of business and other exit costs, net	6,931	-	-	-	-	-	-	-	6,931
(Interest expense) Capitalized interest	10,910	(759)	(72)	405	-	(426)	982	13,032	24,498
Adjusted income before income taxes	$225,765	$52,248	$4,676	$693	$-	$57,617	$849	$444	$284,675

Investments in unconsolidated entities	$165,529	$3,814	$-	$-	$-	$3,814	$-	$31,828	$201,171
Total assets	6,523,635	1,372,394	112,497	264,586	-	1,749,477	61,178	167,533	8,501,823
Capital expenditures	$118,410	$22,384	$5,482	$2,591	$-	$30,457	$285	$984	$150,136

		TDS Telecom
Three Months Ended or as of March 31, 2012	U.S. Cellular	ILEC	CLEC	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non- Reportable Segment	Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues	$1,092,121	$145,065	$44,044	$17,558	$(2,592)	$204,075	$14,769	$(5,174)	$1,305,791
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	420,200	49,168	22,564	9,774	(2,161)	79,345	10,205	(539)	509,211
Selling, general and administrative	442,244	41,514	16,260	6,732	(431)	64,075	4,186	(2,906)	507,599
Depreciation, amortization and accretion expense	146,685	37,778	5,489	4,176	-	47,443	1,530	1,776	197,434
Loss on asset disposals, net	2,003	27	53	1	-	81	-	(5)	2,079
(Gain) loss on sale of business and other exit costs, net	(4,213)	39	-	-	-	39	-	-	(4,174)
Operating income (loss)	85,202	16,539	(322)	(3,125)	-	13,092	(1,152)	(3,500)	93,642
Equity in earnings of unconsolidated entities	21,614	6	-	-	-	6	-	1,769	23,389
Interest and dividend income	1,043	630	71	2	-	703	2	435	2,183
(Interest expense) Capitalized interest	(13,411)	455	89	(241)	-	303	(971)	(10,385)	(24,464)
Other, net	202	(156)	-	-	-	(156)	182	-	228
Income before income taxes	94,650	17,474	(162)	(3,364)	-	13,948	(1,939)	(11,681)	94,978
Add back:
Depreciation, amortization and accretion expense	146,685	37,778	5,489	4,176	-	47,443	1,530	1,776	197,434
(Gain) loss on sale of business and other exit costs, net	(4,213)	39	-	-	-	39	-	-	(4,174)
(Interest expense) Capitalized interest	13,411	(455)	(89)	241	-	(303)	971	10,385	24,464
Adjusted income before income taxes	$250,533	$54,836	$5,238	$1,053	$-	$61,127	$562	$480	$312,702

Investments in unconsolidated entities	$154,431	$3,813	$-	$-	$-	$3,813	$-	$33,400	$191,644
Total assets	6,341,435	1,387,900	113,520	208,785	-	1,710,205	67,950	53,078	8,172,668
Capital expenditures	$201,337	$27,526	$5,058	$3,091	$-	$35,675	$216	$(8,764)	$228,464

Adjusted income before income taxes is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted income before income taxes is defined as Income before income taxes, adjusted for: Depreciation, amortization and accretion; net Gain or loss on sale of business and other exit costs (if any), and Interest expense.  Adjusted income before income taxes excludes significant recurring non-cash charges, gains and losses and financing charges (Interest expense) in order to show operating results on a more comparable basis from period to period. TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual; such amounts may occur in the future.

14.  Supplemental Cash Flow Disclosures

Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards.  In certain situations, TDS and U.S. Cellular withhold shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. TDS and U.S. Cellular then pay the amount of the required tax withholdings to the taxing authorities in cash.

TDS
	Three Months Ended
	March 31,
	2013	2012
(Dollars and shares in thousands)
Common Shares withheld	2	-
Special Common Shares withheld	-	1

Aggregate value of Common Shares withheld	$45	$-
Aggregate value of Special Common Shares withheld	$-	$33

Cash receipts upon exercise of stock options	$185	$-
Cash disbursements for payment of taxes	(45)	(33)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$140	$(33)

U.S. Cellular
	Three Months Ended
	March 31,
	2013	2012
(Dollars and shares in thousands)
Common Shares withheld	9	-

Aggregate value of Common Shares withheld	$328	$-

Cash receipts upon exercise of stock options	$129	$357
Cash disbursements for payment of taxes	(6)	-
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$123	$357

Under the American Recovery and Reinvestment Act of 2009, (“the Recovery Act”), TDS Telecom was awarded $105.1 million in federal grants and will provide $30.9 million of its own funds to complete 44 projects to provide broadband access in unserved areas. TDS Telecom received $19.9 million and $4.3 million in grants during the three months ended March 31, 2013 and 2012, respectively. TDS Telecom has received cumulative grants of $41.5 million as of March 31, 2013. These funds reduced the carrying amount of the assets to which they relate. TDS Telecom had recorded $16.2 million and $27.6 million in grants receivable at March 31, 2013 and December 31, 2012, respectively.  These amounts were included as a component of Accounts receivable, Other, in the Consolidated Balance Sheet.

TDS declared and paid dividends on Series A Common and Common Shares of $13.8 million or $0.1275 per share during the three months ended March 31, 2013 and $13.3 million or $0.1225 per share during the three months ended March 31, 2012.

15.  Subsequent Event

On April 3, 2013, U.S. Cellular entered into an agreement relating to the Partnerships (as defined below) with Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”).  U.S. Cellular holds a 60.00% interest in St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and a 57.14% interest in New York RSA 2 Cellular Partnership (“NY2” and, together with NY1, the “Partnerships”).  The remaining interests are held by Verizon Wireless.  The Partnerships are operated by Verizon Wireless under the Verizon Wireless brand.  Because U.S. Cellular owns a greater than 50% interest in each of these markets and based on U.S. Cellular’s rights under the Partnership Agreements, prior to April 3, 2013, TDS consolidated the financial results of these markets in accordance with GAAP.  The agreement amends the Partnership Agreements in several ways, which provide Verizon Wireless with substantive participating rights that allow Verizon Wireless to make decisions that are in the ordinary course of business of the Partnerships and which are significant to directing and executing the activities of the business.   Accordingly, as required by GAAP, effective April 3, 2013, TDS will deconsolidate the Partnerships and thereafter will report them as equity method investments in its consolidated financial statements (the “Deconsolidation”). After the Deconsolidation, TDS will continue to record only its share of the net income of the Partnerships in Net income attributable to TDS shareholders. In accordance with GAAP, TDS will recognize a non-cash pre-tax gain in the range of $12 million to $28 million in the second quarter of 2013.

Amounts recorded in TDS’ consolidated financial statements related to the Partnerships as of or for the three months ended March 31, 2013 are shown below:

(Dollars in thousands)	NY1 & NY2
Total assets	$117,142
Total liabilities	10,847
Operating revenues	43,302
Total operating expenses	31,690
Net income	11,619
Net income attributable to TDS shareholders	6,824

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 5.7 million wireless customers and 1.0 million wireline customer connections at March 31, 2013. TDS conducts substantially all of its wireless operations through its 85%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”), and provides Hosted and Managed Services (“HMS”), through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its majority‑owned subsidiary, Suttle-Straus, Inc. (“Suttle-Straus”) and provides wireless services through its wholly-owned subsidiary, Airadigm Communications, Inc. (“Airadigm”), a Wisconsin-based service provider (collectively, the “Non-Reportable Segment”).  Airadigm operates independently from U.S. Cellular and at this time, there are no plans to combine the operations of these subsidiaries.  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations in the three months ended March 31, 2013.

The following discussion and analysis should be read in conjunction with TDS’ interim consolidated financial statements and notes included in Item 1 above, and with the description of TDS’ business, its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the TDS Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2012.

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

The following provides historical and forward-looking information and analysis about TDS’ existing business segments and provides estimates for certain metrics with respect to 2013 for U.S. Cellular and TDS Telecom.  In addition, TDS’ consolidated operations include corporate operations, corporate investments and the Non-Reportable Segment and may in the future include other possible activities or businesses that are not included within the operating results or estimates of U.S. Cellular or TDS Telecom.  Accordingly, the combined operating results and estimates for U.S. Cellular and TDS Telecom do not currently represent, and in the future will not represent, the only components of the consolidated operating results or estimates of TDS, which will continue to reflect such other operations, investments, segments, activities or businesses.

U.S. Cellular

U.S. Cellular’s consolidated operating markets cover 5.7 million customers in five geographic market areas in 26 states. As of March 31, 2013, U.S. Cellular’s average penetration rate in its consolidated operating markets was 12.1%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

Financial and operating highlights in the three months ended March 31, 2013 included the following:

•         Total consolidated customers were 5,736,000 at March 31, 2013, including 5,506,000 retail customers (96% of total).

•         Retail customer net losses were 51,000 in 2013 compared to net losses of 34,000 in 2012. In the postpaid category, there were net losses of 74,000 in 2013, compared to net losses of 38,000 in 2012. Prepaid net additions were 23,000 in 2013 compared to net additions of 4,000 in 2012.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of March 31, 2013. The postpaid churn rate was 1.7% in 2013 compared to 1.6% in 2012. The prepaid churn rate was 6.2% in 2013 compared to 6.4% in 2012.

•         Postpaid customers on smartphone service plans increased to 43% as of March 31, 2013 compared to 34% as of March 31, 2012. In addition, smartphones represented 62% of all devices sold in 2013 compared to 54% in 2012.

•         Retail service revenues of $884.0 million decreased $4.5 million year-over-year, due to a lower average number of postpaid customers, partially offset by a higher average number of prepaid customers. Total service revenues of $996.3 million decreased $27.5 million year-over-year, primarily due to the net loss of retail customers and decreases in inbound roaming and eligible telecommunications carriers (“ETC”) revenues.

•         Billed ARPU increased to $51.13 in 2013 from $50.52 in 2012 reflecting an increase in postpaid ARPU due to increases in smartphone adoption and corresponding revenues from data products and services. Service revenue ARPU decreased to $57.63 in 2013 from $58.21 in 2012 primarily due to decreases in inbound roaming and ETC revenues.

•         U.S. Cellular continued its efforts on a number of multi-year initiatives including the development of a new Billing and Operational Support System (“B/OSS”) which will include a new point-of-sale system and consolidate billing on one platform.

•         Total additions to Property, plant and equipment were $118.4 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, deploy fourth generation Long-term Evolution (“4G LTE”) equipment, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service increased 2% year-over-year to 8,027.

•         Operating income decreased $83.7 million, or 98%, to $1.5 million in 2013. The decrease was due primarily to lower service revenues, higher cost of equipment sold, and accelerated depreciation and losses related to the Divestiture Transaction described below.

•         In March 2013, U.S. Cellular entered into an agreement with Apple to purchase Apple iPhone products over three years beginning later in 2013.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•         Impacts of the Divestiture Transaction (described below) including, but not limited to, successfully completing the transaction and the actual financial impacts of such transaction;

•         Impacts of selling Apple iPhone products;

•         Relative ability to attract and retain customers in a competitive marketplace in a cost effective manner;

•         Effects of industry competition on service and equipment pricing and roaming revenues as well as the impacts associated with the expanding presence of carriers and other retailers offering low-priced, unlimited prepaid service;

•         Expanded distribution of products and services in third-party national retailers such as Walmart and Sam’s Club;

•         Potential increases in prepaid customers, who generally generate lower average revenue per user (“ARPU”), as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

•         The nature and rate of growth in the wireless industry, requiring U.S. Cellular to grow revenues primarily from selling additional products and services to its existing customers, increasing the number of multi-device users among its existing customers, increasing data products and services and attracting wireless customers switching from other wireless carriers;

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

•         Costs of enhancements to U.S. Cellular’s wireless networks;

•         Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission (“FCC”);

•         The ability to negotiate satisfactory data roaming agreements, including 4G LTE, with other wireless operators;

•         Economic or competitive factors that restrict U.S. Cellular’s access to devices desired by customers; and

•         Possible effects of industry litigation relating to patents, other intellectual property or otherwise, that may restrict U.S. Cellular’s access to devices for sale to customers.

•         On April 3, 2013, U.S. Cellular entered into an agreement relating to St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and New York RSA 2 Cellular Partnership (“NY2” and, together with NY1, the “Partnerships”) with Cellco Partnership d/b/a

Verizon Wireless, which will require U.S. Cellular to deconsolidate the Partnerships and thereafter account for them as equity method investments.  See Note 15 – Subsequent Event in the Notes to the Consolidated Financial Statements and refer to TDS’ Form 8-K filed May 3, 2013 for more information regarding this transaction.

See “Results of Operations—U.S. Cellular.”

TDS Telecom

TDS Telecom seeks to be the preferred telecommunications solutions provider in its chosen markets serving both residential and commercial customers by developing and delivering high-quality products that meet or exceed customers’ needs and to outperform the competition by maintaining superior customer service. TDS Telecom provides broadband, voice, and video services to residential customers through value-added bundling of products.  The commercial focus is to provide advanced IP-based voice and data services to small to medium sized businesses.  In addition, TDS Telecom seeks to grow through strategic acquisitions, as demonstrated by recent HMS acquisitions which provide colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, sales and management of Information Technology (“IT”) infrastructure hardware solutions.

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

TDS Telecom’s financial results for the three months ended March 31, 2013 included the following:

•         Operating revenues increased $13.0 million or 6% to $217.1 million in 2013. The increase was primarily due to $16.9 million from the acquisition of Vital Support Systems, LLC in 2012, partially offset by a decrease in revenues due to declines in ILEC and CLEC connections and a decline in wholesale revenue and revenue received from regulatory recovery mechanisms.

•         Operating expenses increased $18.2 million or 10% to $209.2 million in 2013 primarily due to $18.1 million from the acquisition of Vital Support Systems, LLC in 2012.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

•         Continued increases in competition from wireless and other wireline providers, cable providers, and technologies such as Voice over Internet Protocol (“VoIP”), DOCSIS 3.0 offered by cable providers, and fourth-generation (“4G”) mobile technology;

•         Continued increases in consumer data usage and demand for high-speed data services;

•         Continued declines in physical access lines;

•         Continued focus on customer retention programs, including discounting for “triple-play” bundles including voice, DSL and Internet Protocol television (“IPTV”) or satellite video;

•         The expansion of IPTV into additional market areas in 2013;

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

•         Impacts of the Baja transaction, including, but not limited to, the ability to obtain regulatory approval, successfully complete the transaction, successfully integrate and operate the cable business of Baja, and the financial impacts of such transaction; and

•         Potential acquisitions or divestitures by TDS and/or TDS Telecom of other ILEC, CLEC, HMS, cable or other businesses.

See “Results of Operations—TDS Telecom.”

FCC Reform Order

In 2011, the FCC released an order (“Reform Order”) to reform its universal service and intercarrier compensation mechanisms, establish a new, broadband-focused support mechanism and propose further rules to advance reform.  Appeals of the Reform Order are pending.

There have been no significant changes to the Reform Order since December 31, 2012 that are expected to affect U.S. Cellular or TDS Telecom.  U.S. Cellular and TDS Telecom cannot predict the outcome of future rulemaking, reconsideration and legal challenges and, as a consequence, the impacts that such potential developments may have on U.S. Cellular’s or TDS Telecom's business, financial condition or results of operations.

Cash Flows and Investments

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information.

DIVESTITURE TRANSACTION

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Nextel Corporation (“Sprint”). The Purchase and Sale Agreement provides that U.S. Cellular will transfer customers and certain PCS licensed spectrum to Sprint in U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash at closing, subject to pro-rations of certain assets and liabilities. The Purchase and Sale Agreement also contemplates certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”  The transaction was approved by the FCC in March 2013 and the closing is expected to occur in the second quarter of 2013.

Selected information related to Divestiture Markets and Core Markets is as follows:

(Dollars in millions)	As Reported	Divestiture Markets	Core Markets
For the Quarter ended March 31, 2013
TDS Operating revenues	$1,309	$99	$1,210
U.S. Cellular Service revenues	$996	$97	$899
TDS Capital expenditures	$150	$5	$145
U.S. Cellular Capital expenditures	$118	$5	$113

For the Quarter ended March 31, 2012
TDS Operating revenues	$1,306	$114	$1,192
U.S. Cellular Service revenues	$1,024	$111	$913
TDS Capital expenditures	$229	$22	$207
U.S. Cellular Capital expenditures	$201	$22	$179

The As-Reported amounts of Operating revenues and Capital expenditures represent GAAP financial measures and the U.S. Cellular Service revenues and the Divestiture Markets and Core Markets amounts represent non-GAAP financial measures.  Divestiture Markets are comprised of U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets.  Core Markets are comprised of all other markets in which U.S. Cellular conducts business including Peoria, Rockford and certain other areas in Illinois, and in Columbia, Joplin, Jefferson City and certain other areas in Missouri.  Core Markets as defined also includes any other income or expenses due to U.S. Cellular’s direct or indirect ownership interests in other spectrum in the Divestiture Markets which was not included in the sale and other retained assets from the Divestiture Markets.  TDS believes that the amounts under Divestiture Markets and Core Markets may be useful to investors and other users of its financial information in evaluating the separate amounts for the Core Markets.

See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information regarding (i) the amounts TDS expects to recognize in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period, (ii) the cumulative amounts incurred as of March 31, 2013 and (iii) the actual amounts incurred during the quarter ended March 31, 2013 as a result of the transaction.  The Divestiture Transaction resulted in a net reduction of $45.1 million in TDS’ Operating income for the quarter ended March 31, 2013.

2013 ESTIMATES

Estimates of full-year 2013 results for U.S. Cellular, TDS Telecom and TDS are shown below.  Such estimates represent management’s view as of the date of filing of TDS’ Form 10-Q for the quarter ended March 31, 2013.  Such forward-looking statements should not be assumed to be current as of any future date.  TDS undertakes no duty to update such information, whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from such estimated results.

2013 Estimated Results (1)
	U.S. Cellular (2)		TDS Telecom (3)		TDS (2)(3)(7)
	Previous	Current	Previous	Current	Previous	Current
(Dollars in millions)
Adjusted operating revenues (4)	$3,765-$3,885	$3,620-$3,740	Unchanged	$850-$900	$4,660-$4,830	$4,515-$4,685
Adjusted income before income taxes (5) (8)	$780-$900	$595-$715	Unchanged	$220-$250	$995-$1,145	$810-$960
Capital expenditures	Approx. $600	Approx. $735	Unchanged	Approx. $155	Approx. $765	Approx. $900

(1)     These estimates are based on TDS’ current plans, which include an expansion of the multi-year deployment of 4G LTE technology which commenced in 2011; such expansion includes deployment in additional markets as well as deployment on the 850 MHz band to provide additional capacity for future growth in data usage, enable potential future 4G LTE roaming, and support the sale of Apple products.  These estimates also reflect the estimated impacts of selling Apple products and the deconsolidation of certain partnerships that will be accounted for as equity method investments effective April 3, 2013 at U.S. Cellular, and a multi-year deployment of IPTV which commenced in 2011 at TDS Telecom.  New developments or changing conditions (such as, but not limited to, regulatory developments, customer net growth, customer demand for data services, costs to deploy, agreements for content or franchises, or possible acquisitions, dispositions or exchanges) could affect TDS’ plans and, therefore, its 2013 estimated results.

(2)     These estimates assume the Divestiture Transaction closes in the second quarter of 2013.  Actual effects could vary significantly from these estimates as a result of a change in the expected timing of the Divestiture Transaction or changes in other terms and conditions of the sale.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information on the Divestiture Transaction.

These estimates reflect U.S. Cellular’s consolidated results for 2013.  Estimated results reflecting U.S. Cellular’s Divestiture Markets and Core Markets are shown in the table below:

2013 Estimated Results
	U.S. Cellular Core Markets (6)		U.S. Cellular Divestiture Markets (6)		U.S. Cellular Consolidated (6)
	Previous	Current	Previous	Current	Previous	Current
(Dollars in millions)
Adjusted operating revenues (4)	$3,600-$3,700	$3,475-$3,575	$165-$185	$145-$165	$3,765-$3,885	$3,620-$3,740
Adjusted income before income taxes (5) (8)	$765-$865	$560-$660	$15-$35	$35-$55	$780-$900	$595-$715
Capital expenditures	Approx. $600	Approx. $730	—	$5	Approx. $600	Approx. $735

(3)     These estimates do not reflect the effects of the acquisition of Baja.

(4)     Adjusted operating revenues is a non-GAAP financial measure defined as Operating revenues excluding U.S. Cellular Equipment sales revenues. U.S. Cellular Equipment sales revenues are excluded from Adjusted operating revenues since U.S. Cellular equipment is generally sold at a net loss, and such net loss that results from U.S. Cellular Equipment sales revenues less U.S. Cellular Cost of equipment sold is viewed as a cost of earning service revenues for purposes of assessing business results.  For purposes of developing this guidance, TDS does not calculate an estimate of U.S. Cellular Equipment sales revenues.  TDS believes this measure provides useful information to investors regarding TDS’ results of operations. Adjusted operating revenues is not a measure of financial performance under GAAP and should not be considered as an alternative to Operating revenues as an indicator of the Company’s operating performance.

(5)     Adjusted income before income taxes is a non-GAAP financial measure defined as Income before income taxes, adjusted for: Depreciation, amortization and accretion, net Gain or loss on sale of business and other exit costs (if any), and Interest expense. Adjusted income before income taxes is not a measure of financial performance under GAAP and should not be considered as an alternative to Income before income taxes as an indicator of the Company’s operating performance or as an alternative to Cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows or as a measure of liquidity.  TDS believes Adjusted income before income taxes is a meaningful measure of TDS’ operating results before significant recurring non-cash charges, gains and losses and financing charges (Interest expense) in order to show operating results on a more comparable basis from period to period.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual; such amounts may occur in the future. The following tables provide a reconciliation of Income (loss) before income taxes to Adjusted income before income taxes for 2013 Estimated Results and 2012 actual results:

2013 Current Estimated Results
	U.S. Cellular Core Markets (6)	U.S. Cellular Divestiture Markets (2)(6)	U.S. Cellular Consolidated (6)	TDS Telecom	TDS (7)
(Dollars in millions)
Income (loss) before income taxes (8)	($30)-$70	($215)-($195)	($245)-($125)	$25-$55	($285)-($135)
Depreciation, amortization and accretion expense (9)	Approx. $540	Approx. $250	Approx. $790	Approx. $195	Approx. $990
Interest expense	Approx. $50	—	Approx. $50	—	Approx. $105
Adjusted income before income taxes	$560-$660	$35-$55	$595-$715	$220-$250	$810-$960

	Actual Results
	Three Months Ended March 31, 2013			Year Ended December 31, 2012
	U.S. Cellular Consolidated (6)	TDS Telecom	TDS (7)	U.S. Cellular Consolidated (6)	TDS Telecom	TDS (7)
(Dollars in millions)
Income before income taxes	$18	$9	$11	$205	$45	$196
Depreciation, amortization and accretion expense (9)	190	50	242	609	193	814
(Gain) loss on sale of business and other exit costs, net	7	—	7	21	—	21
Interest expense (Capitalized interest)	11	(1)	25	42	(1)	87
Adjusted income before income taxes	$226	$58	$285	$877	$237	$1,118

(6)

The U.S. Cellular Consolidated amounts represent GAAP financial measures and include the results of both the Core Markets and the Divestiture Markets.  The amounts for Core Markets and Divestiture Markets represent non-GAAP financial measures.  TDS believes that the amounts for the Core Markets and Divestiture Markets may be useful to investors and other users of its financial information in evaluating the separate results for the Core Markets.  Divestiture Markets are comprised of U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets.  Core Markets are comprised of all other markets in which U.S. Cellular conducts business including Peoria, Rockford and certain other areas in Illinois, and in Columbia, Joplin, Jefferson City and certain other areas in Missouri.  Core Markets as defined also includes any other income or expenses due to U.S. Cellular’s direct or indirect ownership interests in other spectrum in the Divestiture Markets which was not included in the sale and other retained assets from the Divestiture Markets.

(7)	The TDS column includes U.S. Cellular, TDS Telecom and also the impacts of consolidating eliminations, corporate operations and non-reportable segments, all of which are not presented above.

(8)	This amount does not include any estimate for (Gain) loss on sale of business and other exit costs, net, as the timing of such amount is not readily estimable.

(9)

The 2013 estimated amounts for depreciation, amortization and accretion expense in the U.S. Cellular Divestiture Markets include approximately $185 million of incremental accelerated depreciation, amortization and accretion resulting from the Divestiture Transaction.  Actual results for the three months ended March 31, 2013 and the year ended December 31, 2012 include $38 million and $20 million, respectively, of incremental accelerated depreciation, amortization and accretion resulting from the Divestiture Transaction.

TDS’ management currently believes that the foregoing estimates represent a reasonable view of what is achievable considering actions that TDS and its subsidiaries have taken and will be taking. However, the current competitive conditions in the telecommunications industry have created a challenging environment that could continue to significantly impact actual results.

U.S. Cellular expects to continue its focus on customer satisfaction by delivering a high quality network, attractively priced service plans, a broad line of wireless devices and other products, and outstanding customer service. U.S. Cellular believes that future growth in its revenues will result primarily from selling additional products and services, including data products and services, to its existing customers, increasing the number of multi-device users among its existing customers, and attracting wireless users switching from other wireless carriers. U.S. Cellular is focusing on opportunities to increase revenues, pursuing cost reduction initiatives in various areas and implementing a number of initiatives to enable future growth. The initiatives are intended, among other things, to allow U.S. Cellular to accelerate its introduction of new products and services, better segment its customers for new services and retention, sell additional services such as data, expand its distribution channels, enhance its internet sales and customer service capabilities, improve its prepaid products and services and reduce operational expenses over the long term.

TDS Telecom will continue to focus on revenue growth through new service offerings as well as expense reduction through product and service cost improvement and process efficiencies.  In order to achieve these objectives TDS Telecom has allocated capital expenditures for: process and productivity initiatives, increased network and product capabilities for broadband services, the expansion of IPTV, success-based spending to sustain managedIP growth and development of HMS products and services. Additionally, TDS Telecom will fund its share for projects approved under the Recovery Act to increase broadband access in unserved areas.  Under the Recovery Act, TDS Telecom will receive $105.1 million in federal grants and will provide $30.9 million ($15.8 million of which is included in 2013 estimated capital expenditures) of its own funds to complete 44 projects.  Under the terms of the grants, the projects must be completed by June of 2015.  TDS Telecom will also experience financial effects as a result of the Baja acquisition and the operations of Baja after the closing, the effects of which are not included in the above estimates for 2013.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

RESULTS OF OPERATIONS — CONSOLIDATED
				Percentage
Three Months Ended March 31,	2013	2012	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,081,746	$1,092,121	$(10,375)	(1)%
TDS Telecom	217,061	204,075	12,986	6%
All other (1)	9,766	9,595	171	2%
Total operating revenues	1,308,573	1,305,791	2,782	-
Operating expenses
U.S. Cellular	1,080,280	1,006,919	73,361	7%
TDS Telecom	209,170	190,983	18,187	10%
All other (1)	11,969	14,247	(2,278)	(16)%
Total operating expenses	1,301,419	1,212,149	89,270	7%
Operating income (loss)
U.S. Cellular	1,466	85,202	(83,736)	(98)%
TDS Telecom	7,891	13,092	(5,201)	(40)%
All other (1)	(2,203)	(4,652)	2,449	53%
Total operating income	7,154	93,642	(86,488)	(92)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	27,089	23,389	3,700	16%
Interest and dividend income	1,578	2,183	(605)	(28)%
Interest expense	(24,498)	(24,464)	(34)	-
Other, net	(154)	228	(382)	>(100)%
Total other income (expenses)	4,015	1,336	2,679	>100%

Income before income taxes	11,169	94,978	(83,809)	(88)%
Income tax expense	4,180	27,412	(23,232)	(85)%

Net income	6,989	67,566	(60,577)	(90)%
Less: Net income attributable to noncontrolling interests, net of tax	(5,570)	(15,312)	9,742	64%
Net income attributable to TDS shareholders	1,419	52,254	(50,835)	(97)%
Preferred dividend requirement	(12)	(12)	-	-
Net income available to common shareholders	$1,407	$52,242	$(50,835)	(97)%

Basic earnings per share attributable to TDS shareholders	$0.01	$0.48	$(0.47)	(98)%

Diluted earnings per share attributable to TDS shareholders	$0.01	$0.48	$(0.47)	(98)%

(1)	Consists of Non-Reportable Segment, corporate operations and intercompany eliminations between U.S. Cellular, TDS Telecom, the Non-Reportable Segment and corporate operations.

Operating revenues and expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating revenues and expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $20.6 million and $17.1 million to Equity in earnings of unconsolidated entities in 2013 and 2012, respectively.  The remaining change resulted from decreases in net income of other equity interests.

On April 3, 2013, U.S. Cellular will deconsolidate NY1 and NY2 and thereafter will report them as equity method investments in its consolidated financial statements. See Note 15 – Subsequent Event in the Notes to Consolidated Financial Statements for more information regarding this transaction.

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

	Three Months Ended
	March 31,
	2013	2012
(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$770	$10,184
Noncontrolling shareholders’ or partners’	4,800	5,128
	$5,570	$15,312

RESULTS OF OPERATIONS — U.S. CELLULAR

TDS provides wireless telephone service through U.S. Cellular, an 85%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular's Consolidated Markets.

As of or for Three Months Ended March 31,	2013	2012
Retail Customers
Postpaid
Total at end of period(1)	5,060,000	5,261,000
Gross additions	191,000	210,000
Net additions (losses)	(74,000)	(38,000)
ARPU(2)	$54.85	$54.00
Churn rate(3)	1.7%	1.6%
Smartphone penetration(4)(5)	43.5%	34.4%
Prepaid
Total at end of period	446,000	309,000
Gross additions	104,000	63,000
Net additions (losses)	23,000	4,000
ARPU(2)	$33.31	$33.17
Churn rate(3)	6.2%	6.4%
Total customers at end of period(1)	5,736,000	5,837,000
Billed ARPU(2)	$51.13	$50.52
Service revenue ARPU(2)	$57.63	$58.21
Smartphones sold as a percent of total devices sold	61.7%	54.1%
Total Population
Consolidated markets(6)	93,943,000	92,684,000
Consolidated operating markets(6)	47,440,000	46,966,000
Market penetration at end of period
Consolidated markets(7)	6.1%	6.3%
Consolidated operating markets(7)	12.1%	12.4%
Capital expenditures (000s)	$118,410	$201,337
Total cell sites in service	8,027	7,875
Owned towers in service	4,411	4,318

Following is a table of summarized operating data for U.S. Cellular's Core Markets.  Divestiture Markets are comprised of U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets.  Core Markets are comprised of all other markets in which U.S. Cellular conducts business including Peoria, Rockford and certain other areas in Illinois, and in Columbia, Joplin, Jefferson City and certain other areas in Missouri.  Core Markets as defined also includes any other income or expenses due to U.S. Cellular's direct or indirect ownership interests in other spectrum in the Divestiture Markets which was not included in the sale and other retained assets from the Divestiture Markets.

As of or for Three Months Ended March 31,	2013	2012
Retail Customers
Postpaid
Total at end of period(1)	4,639,000	4,736,000
Gross additions	184,000	182,000
Net additions (losses)	(32,000)	(21,000)
ARPU(2)	$54.23	$53.25
Churn rate(3)	1.5%	1.4%
Smartphone penetration(4)(5)	43.0%	34.3%
Prepaid
Total at end of period	373,000	223,000
Gross additions	92,000	42,000
Net additions (losses)	31,000	5,000
ARPU(2)	$32.92	$32.69
Churn rate(3)	5.7%	5.6%
Total customers at end of period(1)	5,225,000	5,210,000
Billed ARPU (2)	$50.65	$49.91
Service revenue ARPU(2)	$57.37	$58.20
Smartphones sold as a percent of total devices sold	62.1%	54.1%
Total Population
Consolidated markets(6)	84,625,000	82,763,000
Consolidated operating markets(6)	32,422,000	31,590,000
Market penetration at end of period
Consolidated markets(7)	6.2%	6.3%
Consolidated operating markets(7)	16.1%	16.5%
Capital expenditures (000s)	$113,337	$179,720
Total cell sites in service	6,277	6,146
Owned towers in service	3,846	3,761

(1)     Includes 176,000 and 168,000 postpaid customers at March 31, 2013 and 2012, respectively, related to NY1 and NY2.  See Note 15 — Subsequent Event in the Notes to the Consolidated Financial Statements for details regarding the deconsolidation of the Partnerships effective April 3, 2013.

(2)     ARPU metrics are calculated by dividing a revenue base by an average number of customers by the number of months in the period.  These revenue bases and customer populations are shown below:

a.       Postpaid ARPU consists of total postpaid service revenues and postpaid customers.

b.       Prepaid ARPU consists of total prepaid service revenues and prepaid customers.

c.        Billed ARPU consists of total retail service revenues and postpaid, prepaid and reseller customers.

d.       Service revenue ARPU consists of total retail service revenues, inbound roaming and other service revenues and postpaid, prepaid and reseller customers.

(3)     Churn metrics represent the percentage of the postpaid or prepaid customers that disconnect service each month. These metrics represent the average monthly postpaid or prepaid churn rate for each respective period.

(4)     Smartphones represent wireless devices which run on an AndroidTM, BlackBerry® or Windows Mobile® operating system, excluding tablets.

(5)     Smartphone penetration is calculated by dividing postpaid smartphone customers by total postpaid customers.

(6)     Used only to calculate market penetration of consolidated markets and consolidated operating markets, respectively. See footnote (7) below.

(7)     Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas®.

Components of Operating Income

Three Months Ended March 31,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Retail service	$883,991	$888,527	$(4,536)	(1)%
Inbound roaming	65,874	80,132	(14,258)	(18)%
Other	46,484	55,161	(8,677)	(16)%
Service revenues	996,349	1,023,820	(27,471)	(3)%
Equipment sales	85,397	68,301	17,096	25%
Total operating revenues	1,081,746	1,092,121	(10,375)	(1)%

System operations (excluding Depreciation, amortization and accretion reported below)	216,299	233,164	(16,865)	(7)%
Cost of equipment sold	241,691	187,036	54,655	29%
Selling, general and administrative	420,080	442,244	(22,164)	(5)%
Depreciation, amortization and accretion	189,845	146,685	43,160	29%
Loss on asset disposals, net	5,434	2,003	3,431	>100%
(Gain) loss on sale of business and other exit costs, net	6,931	(4,213)	11,144	>100%
Total operating expenses	1,080,280	1,006,919	73,361	7%
Operating income	$1,466	$85,202	$(83,736)	(98)%

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

Retail service revenues

Retail service revenues decreased by $4.5 million, or 1%, in 2013 to $884.0 million due to a decrease in U.S. Cellular’s average customer base partially offset by an increase in billed ARPU.

The average number of customers decreased to 5,763,000 in 2013 from 5,863,000 in 2012. Average postpaid customers were 5,095,000 and 5,280,000 in 2013 and 2012, respectively. Average prepaid customers were 434,000 and 307,000 in 2013 and 2012, respectively.

Billed ARPU increased to $51.13 in 2013 from $50.52 in 2012. This overall increase reflects primarily an increase in postpaid ARPU to $54.85 in 2013 from $54.00 in 2012, reflecting increases in smartphone adoption and corresponding revenues from data products and services.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings offset to some degree by continued adoption of smartphones and data usage.

U.S. Cellular accounts for loyalty reward points under the deferred revenue method. Under this method, U.S. Cellular allocates a portion of the revenue billed to customers with applicable plans to the loyalty reward points. The revenue allocated to these points is initially deferred in the Consolidated Balance Sheet and is recognized in future periods when the loyalty reward points are redeemed or used. Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $4.5 million and $6.4 million in the three months ended March 31, 2013 and 2012, respectively. Deferred revenues related to loyalty reward points are included in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues decreased by $14.3 million, or 18%, in 2013 to $65.9 million. The decrease was due to lower rates.  Data volume increased significantly year-over-year but the impact of this increase was offset by the combined impacts of lower volume for voice and lower rates for both data and voice.  U.S. Cellular expects continued growth in data volume but also expects that the revenue impact of this growth will be offset by the impacts of decreases in data rates and voice volume.

Other revenues

Pursuant to the FCC's Reform Order (see “Overview – FCC Reform Order” above), ETC support was frozen on January 1, 2012 at the 2011 level and is being phased down at the rate of 20% per year beginning July 1, 2012.  As a result, Other revenues decreased by $8.7 million, or 16%, in 2013 compared to 2012.

If the Phase II Mobility Fund is not operational by July 2014, the aforementioned phase down will halt at that time and U.S. Cellular will receive 60% of its baseline support until the Phase II Mobility Fund is operational.  At this time, U.S. Cellular cannot predict the net effect of the FCC's changes to the USF high cost support program in the Reform Order. Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular's business, financial condition or results of operations.

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices and related accessories to both new and existing customers, as well as revenues from sales of devices and accessories to agents. All Equipment sales revenues are recorded net of rebates.

U.S. Cellular offers a competitive line of quality wireless devices to both new and existing customers. U.S. Cellular's customer acquisition and retention efforts include offering new wireless devices to customers at discounted prices; in addition, customers on currently offered rate plans receive loyalty reward points that may be used to purchase a new wireless device or accelerate the timing of a customer's eligibility for a wireless device upgrade at promotional pricing. U.S. Cellular also continues to sell wireless devices to agents including national retailers; this practice enables U.S. Cellular to provide better control over the quality of wireless devices sold to its customers, establish roaming preferences and earn quantity discounts from wireless device manufacturers which are passed along to agents and other retailers. U.S. Cellular anticipates that it will continue to sell wireless devices to agents in the future.

The increase in 2013 Equipment sales revenues of $17.1 million, or 25%, to $85.4 million was driven primarily by an increase of 24% in average revenue per device sold and an increase in equipment activation fees.  Average revenue per device sold increased due to general customer preference for higher-priced smartphones.

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

Key components of the $16.9 million, or 7%, decrease in System operations expenses to $216.3 million were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $13.4 million, or 23%, primarily due to lower rates. Data roaming usage increased; however, the impact of the increase was more than offset by lower rates.

•         Customer usage expenses decreased by $5.0 million, or 7%, driven by decreases in intercarrier charges and certain data expenses offset by increases due to network costs for 4G LTE.

•         Maintenance, utility and cell site expenses increased $1.5 million, or 2%, driven in part by an increase in the number of cell sites within U.S. Cellular’s network and 4G LTE deployment and operation. The number of cell sites totaled 8,027 at March 31, 2013 and 7,875 at March 31, 2012, as U.S. Cellular continued to expand and enhance coverage in its existing markets.

U.S. Cellular expects system operations expenses to increase in the future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage. However, these increases are expected to be offset to some extent by cost savings generated by shifting data traffic to the 4G LTE network from the 3G network, containment of roaming expense through lower rates and initiatives designed to reduce overall customer usage.

Cost of equipment sold

Cost of equipment sold increased by $54.7 million, or 29%, in 2013 to $241.7 million. The increase was driven by a 28% increase in the average cost per device sold.  Average cost per device sold increased primarily due to a shift in customer preference to higher cost devices, such as high-end smartphones.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $156.3 million and $118.7 million for 2013 and 2012, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of smartphones to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers. Smartphones sold as a percentage of total devices sold were 61.7% and 54.1% in the three months ended March 31, 2013 and 2012, respectively.

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

Key components of the $22.2 million, or 5%, decrease to $420.1 million were as follows:

•         Selling and marketing expense decreased by $16.5 million, or 8%, primarily from more cost-effective advertising spending.

•         General and administrative expense decreased by $5.7 million, or 2%, driven by corporate cost containment and reduction initiatives partially offset by an increase in bad debts expense.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $43.2 million, or 29%, in 2013 to $189.8 million primarily due to the acceleration of depreciation, amortization and accretion in the Divestiture Markets.  The impact of the acceleration was $38.0 million in 2013.

(Gain) loss on sale of business and other exit costs, net

The net loss in 2013 was related to agent termination agreements and other items in the Divestiture Markets.  The net gain in 2012 resulted from the sale of a wireless market.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom’s ILEC and CLEC operations served 975,000 wireline customer connections at March 31, 2013, a net decrease of 12,700 customer connections from the 987,700 customer connections served at March 31, 2012.  In addition, TDS Telecom provides IT infrastructure solutions including colocation, dedicated hosting, hosted application management and cloud computing services, and sales, installation and management of IT infrastructure hardware solutions through its HMS operations.

TDS Telecom acquired Vital Support Systems, LLC (“Vital”) in June 2012. The operations of Vital are included in HMS operations since the date of acquisition and impact the comparability of the HMS operating results.

The following table summarizes key operating data for TDS Telecom’s ILEC and CLEC operations:

As of March 31,	2013	2012	Change
ILEC
Residential Connections
Physical access lines	345,500	363,500	(18,000)
Broadband connections	221,900	219,500	2,400
IPTV customers	9,000	4,900	4,100
ILEC residential connections	576,400	587,900	(11,500)

Commercial Connections
Physical access lines	106,000	112,600	(6,600)
Broadband connections	18,400	18,200	200
managedIP connections	18,400	10,800	7,600
ILEC commercial connections	142,800	141,600	1,200

CLEC
Residential Connections
Physical access lines	23,000	29,600	(6,600)
Broadband connections	7,700	10,100	(2,400)
CLEC residential connections	30,700	39,700	(9,000)

Commercial Connections
Physical access lines	129,700	151,100	(21,400)
Broadband connections	10,400	13,700	(3,300)
managedIP connections	85,000	53,700	31,300
CLEC commercial connections	225,100	218,500	6,600

Total ILEC and CLEC Customer Connections	975,000	987,700	(12,700)

TDS Telecom

Components of Operating Income

				Percentage
Three Months Ended March 31,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues
ILEC revenues	$141,520	$145,065	$(3,545)	(2)%
CLEC revenues	42,554	44,044	(1,490)	(3)%
HMS revenues	35,564	17,558	18,006	>100%
Intra-company elimination	(2,577)	(2,592)	15	1%
TDS Telecom operating revenues	217,061	204,075	12,986	6%

Operating expenses
ILEC expenses	128,132	128,526	(394)	-
CLEC expenses	43,382	44,366	(984)	(2)%
HMS expenses	40,233	20,683	19,550	95%
Intra-company elimination	(2,577)	(2,592)	15	1%
TDS Telecom operating expenses	209,170	190,983	18,187	10%

TDS Telecom operating income	$7,891	$13,092	$(5,201)	(40)%

ILEC Operations

Components of Operating Income
				Percentage
Three Months Ended March 31,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues
Residential	$69,386	$69,399	$(13)	-
Commercial	24,284	24,130	154	1%
Wholesale	47,850	51,536	(3,686)	(7)%
Total operating revenues	141,520	145,065	(3,545)	(2)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	47,595	49,168	(1,573)	(3)%
Selling, general and administrative	41,839	41,514	325	1%
Depreciation, amortization and accretion	38,576	37,778	798	2%
Loss on asset disposals, net	122	66	56	85%
Total operating expenses	128,132	128,526	(394)	-
Total operating income	$13,388	$16,539	$(3,151)	(19)%

Operating Revenues

Residential revenues consist of voice, data and video services to TDS Telecom’s residential customer base.

Residential revenues were unchanged from 2012 at $69.4 million in 2013.  A 2% reduction in the number of average residential connections reduced revenues by $1.0 million offset by a 2% increase in average revenue per residential connection.  The increase in average revenue was mainly driven by customers opting for higher data speeds and an increase in the average revenue per video subscriber.

Commercial revenues consist of data and voice services and sales and installation of business telephone systems to TDS Telecom’s commercial customer base.

The increase in Commercial revenues of $0.2 million or 1% to $24.3 million in 2013 was primarily due to a 1% increase in average commercial connections as the increase in revenue from growth in managedIP connections of 80% outpaced the decrease in revenue caused by the 6% decline in physical access lines.

Wholesale revenues represent compensation from other carriers for utilizing TDS Telecom’s network infrastructure and regulatory recoveries.

Wholesale revenues declined $3.7 million or 7% to $47.9 million. Wholesale revenues declined $1.7 million due to an 18% reduction in intra-state minutes-of-use.  Network access revenues decreased $0.7 million in 2013 as a result of changes in support mechanisms and in intercarrier compensation resulting from the Reform Order released by the FCC in November 2011.  Additionally, revenues received through inter-state regulatory recovery mechanisms decreased $0.4 million primarily due to changes in eligible expense recovery thresholds.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased $1.6 million or 3% to $47.6 million in 2013 primarily due to decreases in reciprocal compensation expense which became effective in July of 2012  related to the Reform Order, a decrease in cost of goods sold, and reduced maintenance expenses. These decreases were partially offset by increases in employee related costs and charges related to IPTV expansion.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.3 million or 1% to $41.8 million in 2013. Increases in consulting costs were mostly offset by reductions in property taxes and legal expenses. Increases in wages were offset by reductions in headcount.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $0.8 million or 2% to $38.6 million in 2013 due to capital additions.

CLEC Operations

Components of Operating Income
				Percentage
Three Months Ended March 31,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues
Residential	$3,618	$4,788	$(1,170)	(24)%
Commercial	35,108	34,341	767	2%
Wholesale	3,828	4,915	(1,087)	(22)%
Total operating revenues	42,554	44,044	(1,490)	(3)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	21,962	22,564	(602)	(3)%
Selling, general and administrative	15,932	16,260	(328)	(2)%
Depreciation, amortization and accretion	5,447	5,489	(42)	(1)%
Loss on asset disposals, net	41	53	(12)	(23)%
Total operating expenses	43,382	44,366	(984)	(2)%
Total operating income (loss)	$(828)	$(322)	$(506)	>(100)%

Operating Revenues

Residential revenues consist of data and voice services to TDS Telecom’s residential customer base.

The decrease in Residential revenues of $1.2 million or 24% to $3.6 million in 2013 was due to a 23% decrease in the average number of residential connections as the CLEC operations continue to implement a strategic shift towards serving primarily a commercial subscriber base.

Commercial revenues consist of data and voice services to TDS Telecom’s commercial customer base.

The increase in Commercial revenues of $0.8 million or 2% to $35.1 million in 2013, was primarily due to the revenue increase from the 63% growth in average managedIP connections offset by a decrease in revenue from the decline in the number of average physical access lines and data connections served.

Wholesale revenues represent charges to other carriers for utilizing TDS Telecom’s network infrastructure.

Wholesale revenues decreased $1.1 million or 22% to $3.8 million due to lower average access rates resulting from the Reform Order and a 9% decline in minutes-of-use.

Operating Expenses

Cost of services and products (excluding  Depreciation, amortization and accretion)

Cost of services and products decreased $0.6 million or 3% to $22.0 million in 2013 due to a reduction of purchased network services caused by the declining residential customer base and a decrease in reciprocal compensation expense related to the Reform Order which became effective in July of 2012.

Selling, general and administrative expenses

The decrease of $0.3 million or 2% to $15.9 million in Selling, general and administrative expense was primarily due to a decrease in bad debt expense and lower regulatory contributions.

HMS Operations

Components of Operating Income
				Percentage
Three Months Ended March 31,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues	$35,564	$17,558	$18,006	>100%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	24,814	9,774	15,040	>100%
Selling, general and administrative	9,921	6,732	3,189	47%
Depreciation, amortization and accretion	5,468	4,176	1,292	31%
Loss on asset disposals, net	30	1	29	>100%
Total operating expenses	40,233	20,683	19,550	95%
Total operating income (loss)	$(4,669)	$(3,125)	$(1,544)	(49)%

Operating Revenues

HMS Operating revenues consist primarily of colocation, dedicated hosting, hosted application management and cloud computing services, and sales, installation and management of IT infrastructure hardware solutions.

Operating revenues increased $18.0 million to $35.6 million in 2013. An acquisition contributed $16.9 million of this increase.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $15.0 million to $24.8 million in 2013. An acquisition increased Cost of services and products $13.5 million in 2013.

Selling, general and administrative expense

Selling, general and administrative expense increased $3.2 million to $9.9 million in 2013 primarily due to $3.7 million from an acquisition.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.3 million to $5.5 million primarily due to an acquisition, with customer list and trade name amortization contributing $0.9 million of the increase.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on TDS’ financial condition or results of operations.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS' cash flow activities for the three months ended March 31, 2013 and 2012.

	2013	2012
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$246,352	$282,245
Investing activities	(184,104)	(193,858)
Financing activities	(36,029)	(12,532)
Net increase in cash and cash equivalents	$26,219	$75,855

The Divestiture Transaction, as described above, resulted in net Cash used in operating activities of $3.2 million during the three months ended March 31, 2013.  Cash flows from operating and investing activities in future periods will be impacted by the Divestiture Transaction.

Cash Flows from Operating Activities

Cash flows from operating activities in 2013 were $246.4 million, a decrease of $35.9 million from 2012. Significant items to note are as follows:

•         Net income declined by $60.6 million, however this decline was caused primarily by an increase in non-cash expenses, including depreciation expense, so it did not have a significant impact on cash flows from operating activities.

•         Income tax payments, net of $1.0 million were recorded in 2013 compared to income tax refunds, net of $57.0 million in 2012.  This resulted in a year-over-year decrease in cash flows of $58.0 million.  Federal tax refunds of $59.9 million were received in March 2012 related to a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.

•         Changes in Inventory provided $16.9 million in 2013 and required $4.8 million in 2012, resulting in a $21.7 million increase in cash flows.  This change was primarily due to lower inventory levels.

•         Changes in Accounts payable required $3.2 million in 2013, and required $25.4 million in 2012, causing a year-over-year increase in cash flows of $22.2 million.  Changes in Accounts payable were primarily driven by payment timing differences related to operating expenses and device purchases.

Cash Flows from Investing Activities

TDS makes substantial investments to acquire wireless licenses and properties and to construct and upgrade telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to TDS’ networks.

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $150.1 million in the three months ended March 31, 2013 and $228.5 million in the three months ended March 31, 2012. Cash used for additions to property, plant and equipment is reported in the Consolidated Statement of Cash Flows and excludes amounts accrued in Accounts receivable and Accounts payable for capital expenditures at March 31, 2013 and includes amounts received and/or paid in the current period that were accrued at December 31, 2012.  Cash used for additions to property, plant and equipment totaled $176.3 million in the three months ended March 31, 2013 and $242.6 million in the three months ended March 31, 2012. These expenditures were made to provide for customer and usage growth (in recent periods, particularly with respect to data usage growth), to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•         U.S. Cellular’s capital expenditures totaled $118.4 million in 2013 and $201.3 million in 2012 representing expenditures made to construct new cell sites, build out 4G LTE networks in certain markets, increase capacity in existing cell sites and switches, develop new and enhance existing office systems such as the new Billing and Operational Support System (“B/OSS”) and customer relationship management platforms, and construct new and remodel existing retail stores.  The decrease in capital expenditures on a year over year basis is due primarily to the timing of spending for network operations equipment.

•         TDS Telecom’s capital expenditures totaled $30.5 million in 2013 and $35.7 million in 2012.  Capital expenditures for ILEC operations totaled $22.4 million in 2013 and $27.5 million in 2012 representing expenditures to upgrade plant and equipment to provide enhanced services.  Capital expenditures for CLEC operations totaled $5.5 million in 2013 and $5.1 million in 2012 for switching and other network facilities.  Capital expenditures for HMS operations totaled $2.6 million in 2013 and $3.1 million in 2012, representing expenditures to expand data center facilities including the purchase of IT related equipment to deliver products and services.

Cash payments for acquisitions of U.S. Cellular licenses were $14.2 million and $11.1 million in 2013 and 2012, respectively.

In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash.

In 2012, TDS invested $10.0 million in U.S. treasuries and corporate notes with maturities of greater than three months from the acquisition date.  TDS realized proceeds of $20.2 million in 2012 related to the maturities of its investments in U.S. treasuries, corporate notes, and certificates of deposit.  TDS did not invest in or realize proceeds from U.S. treasuries and corporate notes in 2013.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect repayments of and proceeds from short-term and long-term debt balances, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.

TDS did not repurchase any Common Shares in the three months ended March 31, 2013 and 2012, respectively.  Payments for repurchases of U.S. Cellular Common Shares required $18.4 million in 2013.  U.S. Cellular did not repurchase any Common Shares in the three months ended March 31, 2012.  See Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

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

Three Months Ended March 31,	2013	2012
(Dollars in thousands)
Cash flows from operating activities	$246,352	$282,245
Cash used for additions to property, plant and equipment	(176,318)	(242,611)
Free cash flow	$70,034	$39,634

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

The following table summarizes TDS’ and U.S. Cellular’s cash and investments as of March 31, 2013.

(Dollars in millions)	TDS	U.S. Cellular
Cash and cash equivalents	$767	$420
Short-term investments	$126	$111
Long-term investments	$40	$40

See Financial Resources for more information about Cash flows from operating activities and Cash flows from investing activities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At March 31, 2013, the majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

Short-term and Long-term investments consist primarily of U.S. Treasury securities which are designated as held-to-maturity investments and are recorded at amortized cost in the Consolidated Balance Sheet.  For these investments, TDS’ objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on Short-term and Long-term investments.

Revolving Credit Facilities

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At March 31, 2013, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

As of March 31, 2013, TDS’ and U.S. Cellular’s senior debt credit ratings from nationally recognized credit rating agencies remained at investment grade.

The following table summarizes the terms of such revolving credit facilities as of March 31, 2013:

(Dollars in millions)	TDS	U.S. Cellular
Maximum borrowing capacity	$400.0	$300.0
Letter of credit outstanding	$0.2	$0.2
Amount borrowed	$-	$-
Amount available for use	$399.8	$299.8
Agreement date	December 2010	December 2010
Maturity date	December 2017	December 2017

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe they were in compliance as of March 31, 2013 with all of the covenants and requirements set forth in their revolving credit facilities.  TDS also has certain other non-material credit facilities from time to time.

Long-Term Financing

There were no material changes to Long-Term Financing as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2012.

TDS and its subsidiaries’ long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes it and its subsidiaries were in compliance as of March 31, 2013 with all covenants and other requirements set forth in its long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2013 and the next four years represent less than 1% of the total long-term debt obligation at March 31, 2013.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2012 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.

TDS and U.S. Cellular, at their discretion, may from time to time seek to retire or purchase their outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Capital Expenditures

U.S. Cellular’s capital expenditures for 2013 are expected to be approximately $735 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance U.S. Cellular’s network coverage in its service areas, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;

•         Continue to deploy 4G LTE technology in certain markets;

•         Enhance U.S. Cellular’s retail store network;

•         Develop and enhance office systems; and

•         Develop new billing and other customer management related systems and platforms.

TDS Telecom’s capital expenditures for 2013 are expected to be approximately $155 million.  These expenditures are expected to be for the following general purposes:

•        Process and productivity initiatives;

•        Increased network and product capabilities for broadband services;

•        Expansion of IPTV;

•        Success-based spending to sustain managedIP and IPTV growth;

•        Development of HMS products and services; and

•        Fund its share for projects approved under the Recovery Act.

TDS plans to finance its capital expenditures program for 2013 using primarily Cash flows from operating activities, and as necessary, existing cash balances and short-term investments.

Acquisitions, Divestitures and Exchanges

TDS assesses its business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment.  As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications companies, cable, HMS or other possible businesses.  In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

TDS also may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, strategic properties, wireless spectrum and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement.  See “Divestiture Transaction” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 5 — Acquisitions, Divestitures and Exchanges and Note 15 — Subsequent Event in the Notes to Consolidated Financial Statements for details on significant transactions.

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

Share Repurchase Programs

U.S. Cellular has repurchased, and expects to continue to purchase its Common Shares, subject to its repurchase program.  For additional information related to the current U.S. Cellular repurchase authorization and repurchases made during 2013 and 2012, see Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2012 and March 31, 2013 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2012.

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the implementation of B/OSS is expected to take until the end of 2013 to complete and total payments to Amdocs are estimated to be approximately $179.0 million (subject to certain potential adjustments) over the period from commencement of the SLMA in 2010 through the second half of 2013.  As of March 31, 2013, $114.0 million had been paid to Amdocs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 —  Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2012.  There were no material changes to TDS’ application of critical accounting policies and estimates during the three months ended March 31, 2013.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2012.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2012, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business.

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

•         TDS currently receives a significant amount of roaming revenues from its wireless business.  Further consolidation within the wireless industry, continued network build-outs by other wireless carriers and/or the inability to negotiate 4G LTE roaming agreements with other operators could cause roaming revenues to decline from current levels, which would have an adverse effect on TDS' business, financial condition or results of operations.

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

•         Changes in Universal Service Fund (“USF”) funding and/or intercarrier compensation could have an adverse impact on TDS' business, financial condition or results of operations.

•         An inability to attract and/or retain highly competent management, technical, sales and other personnel could have an adverse effect on TDS’ business, financial condition or results of operations.

•         TDS’ assets are concentrated primarily in the U.S. telecommunications industry. As a result, its results of operations may fluctuate based on factors related primarily to conditions in this industry.

•         TDS' lower scale relative to larger competitors could adversely affect its business, financial condition or results of operations.

•         Changes in various business factors could have an adverse effect on TDS’ business, financial condition or results of operations.

•         Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business.

•         Complexities associated with deploying new technologies present substantial risk.

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

•         Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede TDS' access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS' business, financial condition or results of operations.

•         Uncertainty of TDS' ability to access capital, deterioration in the capital markets, other changes in market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development or acquisition programs.

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

•         Any of the foregoing events or other events could cause revenues, earnings, capital expenditures and/or any other financial or statistical information to vary from TDS’ forward-looking estimates by a material amount.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2012 for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.  There have been no material changes to such information since December 31, 2012.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair market value of TDS’ Long-term debt as of March 31, 2013.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ Chief Executive Officer and Chief Financial Officer concluded that TDS' disclosure controls and procedures were effective as of March 31, 2013, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2012, may not be the only risks that could affect TDS.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.  In addition, you are referred to the above Management’s Discussion and Analysis of Financial Condition and Results of Operations for disclosures of certain developments that have occurred since TDS filed its Form 10-K for the year ended December 31, 2012.  Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2012.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the first quarter of 2013 and had no borrowings outstanding under their revolving credit facilities as of March 31, 2013.

A description of TDS’ revolving credit facility is included under Item 1.01 in TDS’ Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6.  Exhibits.

Exhibit 10.1 — TDS 2013 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated March 6, 2013.

Exhibit 10.2 – TDS Restated Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit A to the TDS Notice of Annual Meeting of Shareholders and Proxy Statement dated April 19, 2013.

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.

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

Exhibit 101.PRE — XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL — XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2012.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2012 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 3, 2013	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	May 3, 2013	/s/ Kenneth R. Meyers
Kenneth R. Meyers, Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	May 3, 2013	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Corporate Controller (principal accounting officer)