Form 10-Q
period 2013-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2013-08-02
CIK 1051512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)
Delaware			36-2669023
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

30 North LaSalle Street, Suite 4000, Chicago, Illinois 60602 (Address of principal executive offices) (Zip code)

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

Large accelerated filer	☒	Accelerated filer	 Non-accelerated filer		Smaller reporting company	

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at June 30, 2013
Common Shares, $0.01 par value			101,140,130 Shares
Series A Common Shares, $0.01 par value			7,148,768 Shares

Telephone and Data Systems, Inc.

Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2013

Index

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	1

		Consolidated Statement of Operations	1
		Three and Six Months Ended June 30, 2013 and 2012

		Consolidated Statement of Comprehensive Income	2
		Three and Six Months Ended June 30, 2013 and 2012

		Consolidated Statement of Cash Flows	3
		Six Months Ended June 30, 2013 and 2012

		Consolidated Balance Sheet June 30, 2013 and December 31, 2012	4

		Consolidated Statement of Changes in Equity	6
		Six Months Ended June 30, 2013 and 2012

		Notes to Consolidated Financial Statements	8

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

		Overview	25
		2013 Estimates	29
		Six Months Ended June 30, 2013 and 2012
		Results of Operations — Consolidated	32
		Results of Operations — U.S. Cellular	34
		Results of Operations — TDS Telecom	39
		Three Months Ended June 30, 2013 and 2012
		Results of Operations — Consolidated	44
		Results of Operations — U.S. Cellular	46
		Results of Operations — TDS Telecom	48
		Recent Accounting Pronouncements	51
		Financial Resources	51
		Liquidity and Capital Resources	53
		Application of Critical Accounting Policies and Estimates	56
		Safe Harbor Cautionary Statement	57

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

	Item 4.	Controls and Procedures	61

Part II.	Other Information

	Item 1.	Legal Proceedings	62

	Item 1A.	Risk Factors	62

	Item 5.	Other Information	63

	Item 6.	Exhibits	64

Signatures

Part I. Financial Information
Item 1. Financial Statements
Telephone and Data Systems, Inc. Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2013	2012	2013	2012
Operating revenues	$1,228,166	$1,323,169	$2,536,739	$2,628,960

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	515,731	527,670	1,075,623	1,036,881
Selling, general and administrative	470,720	502,404	957,623	1,010,003
Depreciation, amortization and accretion	254,203	198,509	496,280	395,943
Loss on impairment of assets	-	515	-	515
Loss on asset disposals, net	8,319	2,995	13,935	5,074
(Gain) loss on sale of business and other exit costs, net	(303,034)	-	(296,103)	(4,174)
Total operating expenses	945,939	1,232,093	2,247,358	2,444,242

Operating income	282,227	91,076	289,381	184,718

Investment and other income (expense)
Equity in earnings of unconsolidated entities	35,605	25,392	62,694	48,781
Interest and dividend income	2,600	2,352	4,178	4,535
Gain (loss) on investments	14,518	(3,728)	14,518	(3,728)
Interest expense	(23,749)	(23,139)	(48,247)	(47,603)
Other, net	(197)	(249)	(351)	(21)
Total investment and other income (expense)	28,777	628	32,792	1,964

Income before income taxes	311,004	91,704	322,173	186,682
Income tax expense	132,607	35,765	136,787	63,177
Net income	178,397	55,939	185,386	123,505
Less: Net income attributable to noncontrolling interests, net of tax	(22,320)	(13,602)	(27,890)	(28,914)
Net income attributable to TDS shareholders	156,077	42,337	157,496	94,591
TDS Preferred dividend requirement	(12)	(12)	(25)	(25)
Net income available to common shareholders	$156,065	$42,325	$157,471	$94,566

Basic weighted average shares outstanding	108,385	108,732	108,320	108,693
Basic earnings per share attributable to TDS shareholders	$1.44	$0.39	$1.45	$0.87

Diluted weighted average shares outstanding	108,913	109,022	108,827	108,964
Diluted earnings per share attributable to TDS shareholders	$1.42	$0.39	$1.44	$0.86

Dividends per share to TDS shareholders	$0.1275	$0.1225	$0.2550	$0.2450

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$178,397	$55,939	$185,386	$123,505
Net change in accumulated other comprehensive income (loss)
Change in net unrealized gain (loss) on equity investments	51	49	51	49
Change in foreign currency translation adjustment	-	-	15	-
Change related to retirement plan			.
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(902)	(934)	(1,804)	(1,868)
Amortization of unrecognized net loss	602	623	1,204	1,246
	(300)	(311)	(600)	(622)
Change in deferred income taxes	114	463	228	933
Change related to retirement plan, net of tax	(186)	152	(372)	311
Net change in accumulated other comprehensive income (loss)	(135)	201	(306)	360
Comprehensive income	178,262	56,140	185,080	123,865
Less: Comprehensive income attributable to noncontrolling interest	(22,320)	(13,602)	(27,890)	(28,914)
Comprehensive income attributable to TDS shareholders	$155,942	$42,538	$157,190	$94,951

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$185,386	$123,505
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	496,280	395,943
Bad debts expense	35,187	33,626
Stock-based compensation expense	12,902	20,955
Deferred income taxes, net	(21,246)	29,929
Equity in earnings of unconsolidated entities	(62,694)	(48,781)
Distributions from unconsolidated entities	47,635	6,973
Loss on impairment of assets	-	515
Loss on asset disposals, net	13,935	5,074
(Gain) loss on sale of business and other exit costs, net	(296,103)	(4,174)
(Gain) loss on investments	(14,518)	3,728
Noncash interest expense	997	1,728
Other operating activities	505	1,010
Changes in assets and liabilities from operations
Accounts receivable	(5,781)	(10,197)
Inventory	(8,105)	(58,467)
Accounts payable	58,204	(23,336)
Customer deposits and deferred revenues	7,897	22,786
Accrued taxes	150,425	89,433
Accrued interest	2,172	(1,823)
Other assets and liabilities	(81,586)	(81,517)
	521,492	506,910

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(384,281)	(501,211)
Cash paid for acquisitions and licenses	(14,150)	(52,213)
Cash received from divestitures	480,000	50,036
Cash paid for investments	-	(45,000)
Cash received for investments	15,000	128,444
Other investing activities	14,127	(8,916)
	110,696	(428,860)

Cash flows from financing activities
Repayment of long-term debt	(605)	(952)
Issuance of long-term debt	-	358
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	776	(39)
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(2,206)	(2,465)
Repurchase of U.S. Cellular Common Shares	(18,425)	-
Dividends paid to TDS shareholders	(27,598)	(26,610)
U.S. Cellular dividends paid to noncontrolling public shareholders	(75,235)	-
Payment of debt issuance costs	(23)	-
Distributions to noncontrolling interests	(3,292)	(643)
Other financing activities	354	2,790
	(126,254)	(27,561)

Net increase in cash and cash equivalents	505,934	50,489

Cash and cash equivalents
Beginning of period	740,481	563,275
End of period	$1,246,415	$613,764

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	June 30, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$1,246,415	$740,481
Short-term investments	110,352	115,700
Accounts receivable
Due from customers and agents, less allowances of $28,368 and $28,152, respectively	353,580	409,720
Other, less allowances of $3,030 and $5,263, respectively	132,016	164,608
Inventory	168,700	160,692
Net deferred income tax asset	56,822	43,411
Prepaid expenses	93,383	86,385
Income taxes receivable	9	9,625
Other current assets	32,375	32,815
	2,193,652	1,763,437

Assets held for sale	78,389	163,242

Investments
Licenses	1,418,832	1,480,039
Goodwill	759,885	797,194
Other intangible assets, net of accumulated amortization of $102,890 and $143,613, respectively	52,592	58,522
Investments in unconsolidated entities	312,046	179,921
Long-term investments	40,120	50,305
Other investments	738	824
	2,584,213	2,566,805
Property, plant and equipment
In service and under construction	10,758,765	10,808,499
Less: Accumulated depreciation	6,989,832	6,811,233
	3,768,933	3,997,266

Other assets and deferred charges	129,578	133,150

Total assets	$8,754,765	$8,623,900

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	June 30, 2013	December 31, 2012
Current liabilities
Current portion of long-term debt	$1,899	$1,233
Accounts payable	393,906	377,291
Customer deposits and deferred revenues	228,259	222,345
Accrued interest	8,599	6,565
Accrued taxes	190,836	48,237
Accrued compensation	95,677	134,932
Other current liabilities	114,910	134,005
	1,034,086	924,608

Liabilities held for sale	559	19,594

Deferred liabilities and credits
Net deferred income tax liability	855,623	862,580
Other deferred liabilities and credits	460,991	438,727

Long-term debt	1,720,642	1,721,571

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	512	493

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 132,694 shares (7,149 Series A Common and 125,545 Common Shares) and 132,672 shares (7,160 Series A Common and 125,512 Common Shares), respectively
Outstanding 108,289 shares (7,149 Series A Common and 101,140 Common Shares) and 108,031 shares (7,160 Series A Common and 100,871 Common Shares), respectively
Par Value ($.01 per share) of $1,327 ($72 Series A Common and $1,255 Common Shares) and $1,327 ($72 Series A Common and $1,255 Common Shares), respectively	1,327	1,327
Capital in excess of par value	2,299,091	2,304,122
Treasury shares at cost:
24,405 and 24,641 Common Shares, respectively	(738,397)	(750,099)
Accumulated other comprehensive loss	(8,438)	(8,132)
Retained earnings	2,586,567	2,464,318
Total TDS shareholders' equity	4,140,150	4,011,536

Preferred shares	825	825
Noncontrolling interests	541,377	643,966

Total equity	4,682,352	4,656,327

Total liabilities and equity	$8,754,765	$8,623,900

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2012	$1,327	$2,304,122	$(750,099)	$(8,132)	$2,464,318	$4,011,536	$825	$643,966	$4,656,327
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	157,496	157,496	-	-	157,496
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	27,871	27,871
Net unrealized gain (loss) on equity investments	-	-	-	51	-	51	-	-	51
Change in foreign currency translation adjustment	-	-	-	15	-	15	-	-	15
Change related to retirement plan	-	-	-	(372)	-	(372)	-	-	(372)
TDS Common and Series A Common Share dividends	-	-	-	-	(27,573)	(27,573)	-	-	(27,573)
TDS Preferred dividend requirement	-	-	-	-	(25)	(25)	-	-	(25)
U.S. Cellular dividends paid to noncontrolling public shareholders	-	-	-	-	-	-	-	(75,235)	(75,235)
Dividend reinvestment plan	-	448	7,914	-	(4,540)	3,822	-	-	3,822
Incentive and compensation plans	-	533	3,788	-	(3,109)	1,212	-	-	1,212
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	(1,166)	-	-	-	(1,166)	-	(13,457)	(14,623)
Stock-based compensation awards	-	6,124	-	-	-	6,124	-	-	6,124
Tax windfall (shortfall) from stock awards	-	(648)	-	-	-	(648)	-	-	(648)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3,292)	(3,292)
Adjust investment in subsidiaries for noncontrolling interest purchases		(10,322)	-	-	-	(10,322)	-	5,294	(5,028)
Deconsolidation of partnerships	-	-	-	-	-	-	-	(43,770)	(43,770)
June 30, 2013	$1,327	$2,299,091	$(738,397)	$(8,438)	$2,586,567	$4,140,150	$825	$541,377	$4,682,352

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2011	$1,326	$2,268,711	$(750,921)	$(8,854)	$2,451,899	$3,962,161	$830	$639,688	$4,602,679
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	94,591	94,591	-	-	94,591
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	28,869	28,869
Net unrealized gain (loss) on equity investments	-	-	-	49	-	49	-	-	49
Change related to retirement plan	-	-	-	311	-	311	-	-	311
TDS Common and Series A Common Share dividends	-	-	-	-	(26,585)	(26,585)	-	-	(26,585)
TDS Preferred dividend requirement	-	-	-	-	(25)	(25)	-	-	(25)
Dividend reinvestment plan	-	581	6,764	-	(4,196)	3,149	-	-	3,149
Incentive and compensation plans	-	444	1,251	-	(1,357)	338	-	-	338
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	1,438	-	-	-	1,438	-	7,763	9,201
Stock-based compensation awards	-	9,711	-	-	-	9,711	-	-	9,711
Tax windfall (shortfall) from stock awards	-	(83)	-	-	-	(83)	-	-	(83)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(643)	(643)
Other	-	-	-	-	-	-	-	84	84
June 30, 2012	$1,326	$2,280,802	$(742,906)	$(8,494)	$2,514,327	$4,045,055	$830	$675,761	$4,721,646

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

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, are U.S. Cellular, TDS Telecom’s incumbent local exchange carriers, (“ILEC”), its competitive local exchange carrier (“CLEC”), its Hosted and Managed Services (“HMS”) operations, and the Non-Reportable Segment which includes TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc. (“Suttle-Straus”) and TDS’ wholly-owned wireless telephone subsidiary, Airadigm Communications, Inc. (“Airadigm”). All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.

In April 2013, TDS deconsolidated its investments in the St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and New York RSA 2 Cellular Partnership (“NY2”) and thereafter reported them as equity method investments in its consolidated financial statements (“NY1 & NY2 Deconsolidation”).  See Note 7 — Investments in Unconsolidated Entities for additional information.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of June 30, 2013 and December 31, 2012, and the results of operations and changes in comprehensive income for the three and six months ended June 30, 2013 and 2012 and cash flows and changes in equity for the six months ended June 30, 2013 and 2012. These results are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

On July 18, 2013, the FASB issued Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryfoward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 addresses the presentation of an unrecognized tax benefit when a net operating loss carryforward or tax credit carryforward exists. In such event, an unrecognized tax benefit, or portion of an unrecognized tax benefit, would be presented in the Consolidated Balance Sheet as a reduction to deferred tax assets unless the net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction.  TDS is required to adopt the provisions of ASU 2013-11 effective January 1, 2014.  The adoption of ASU 2013-11 is not expected to have a significant impact on TDS’ financial position or results of operations.

Agent Liabilities

U.S. Cellular has relationships with agents, which are independent businesses that obtain customers for U.S. Cellular.  At June 30, 2013 and December 31, 2012, U.S. Cellular had accrued $66.7 million and $88.2 million, respectively, for amounts due to agents, including rebates and commissions.  These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $31.9 million and $67.9 million for the three and  six months ended June 30, 2013, respectively, and $38.9 million and $78.4 million for the three and six months ended June 30, 2012, respectively.

2.   Fair Value Measurements

As of June 30, 2013 and December 31, 2012, TDS did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	June 30, 2013		December 31, 2012
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$1,246,415	$1,246,415	$740,481	$740,481
Short-term investments
U.S. Treasury Notes	1	110,352	110,352	115,700	115,700
Long-term investments
U.S. Treasury Notes	1	40,120	40,141	50,305	50,339
Long-term debt
Retail	1	1,178,250	1,189,744	1,178,250	1,238,204
Institutional and other	2	537,590	534,353	538,657	589,435

Short-term investments and Long-term investments are both designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.  Long-term investment maturities range between 17 and 18 months at June 30, 2013.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular's 6.95% Senior Notes.  TDS’ institutional debt includes U.S. Cellular’s 6.7% Senior Notes which are traded over the counter. TDS estimated the fair value of its institutional and other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.0% to 6.95% at June 30, 2013.

As of June 30, 2013 and December 31, 2012, TDS did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

3.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three and six months ended June 30, 2013 was 42.6% and 42.5%, respectively, and for the three and six months ended June 30, 2012 was 39.0% and 33.8%, respectively.

The effective tax rate for the three months ended June 30, 2013 was higher than the rate for the three months ended June 30, 2012 primarily as a result of the deferred tax expense related to the NY1 & NY2 Deconsolidation in April 2013.

The effective tax rate for the six months ended June 30, 2013 was higher than the rate for the six months ended June 30, 2012 primarily as a result of the deferred tax expense related to the NY1 & NY2 Deconsolidation in April 2013, and tax benefits related to the expiration of the statute of limitations for certain tax years and the adjustment of deferred tax balances related to certain partnership investments in 2012.

TDS incurred a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  TDS carried back this federal net operating loss to prior tax years and received a $71.4 million federal income tax refund in 2012 for carrybacks to 2009 and 2010 tax years.  Of this amount, $59.9 million was received in the six months ended June 30, 2012.

The Divestiture Transaction (as described in Note 5 — Acquisitions, Divestitures and Exchanges) closed on May 16, 2013, and resulted in a current tax liability of $128.9 million which had not been paid as of June 30, 2013.  This amount is included in Accrued taxes in the June 30, 2013 Consolidated Balance Sheet.

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Dollars and shares in thousands, except per share amounts)
Basic earnings per share attributable to TDS shareholders:
Net income available to common shareholders of TDS used in basic earnings per share	$156,065	$42,325	$157,471	$94,566
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(1,173)	(275)	(1,209)	(692)
Preferred dividend adjustment	12	12	25	25
Net income attributable to common shareholders of TDS used in diluted earnings per share	$154,904	$42,062	$156,287	$93,899

Weighted average number of shares used in basic earnings per share:
Common Shares	101,246	101,467	101,171	101,567
Series A Common Shares	7,139	7,265	7,149	7,126
Total	108,385	108,732	108,320	108,693

Effects of dilutive securities:
Stock options	110	2	108	4
Restricted stock units	364	223	345	202
Preferred shares	54	65	54	65
Weighted average number of shares used in diluted earnings per share	108,913	109,022	108,827	108,964

Basic earnings per share attributable to TDS shareholders	$1.44	$0.39	$1.45	$0.87

Diluted earnings per share attributable to TDS shareholders	$1.42	$0.39	$1.44	$0.86

On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.  Outstanding U.S. Cellular stock options and restricted stock unit awards were equitably adjusted for the special cash dividend.  The impact of such adjustments on the earnings per share calculation was reflected in the three and six months ended June 30, 2012.

Certain Common Shares issuable upon the exercise of stock options, vesting of restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Shares in thousands)
Stock options	7,348	7,993	7,012	7,568

Restricted stock units	200	169	102	85

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

Acquisitions did not have a material impact on TDS’ consolidated financial statements for the periods presented and pro forma results, assuming acquisitions had occurred at the beginning of each period presented, would not be materially different from the results reported.

Divestiture Transaction

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Nextel Corporation (“Sprint”). Pursuant to the Purchase and Sale Agreement, on May 16, 2013, U.S. Cellular transferred customers and certain PCS license spectrum to Sprint in U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash. The Purchase and Sale Agreement also contemplated certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”

U.S. Cellular has retained other assets and liabilities related to the Divestiture Markets, including network assets, retail stores and related equipment, and other buildings and facilities. The transaction does not affect spectrum licenses held by U.S. Cellular or variable interest entities (“VIEs”) that are not currently used in the operations of the Divestiture Markets. Pursuant to the Purchase and Sale Agreement, U.S. Cellular and Sprint also entered into certain other agreements, including customer and network transition services agreements, which require U.S. Cellular to provide customer, billing and network services to Sprint for a period of up to 24 months after the May 16, 2013 closing date. Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular's cost, including applicable overhead allocations. In addition, these agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  It is estimated that up to $160 million of the Sprint Cost Reimbursement will be recorded in (Gain) loss on sale of business and other exit costs, net and up to $40 million of the Sprint Cost Reimbursement will be recorded in Cost of services and products in the Consolidated Statement of Operations.

Financial impacts of the Divestiture Transaction are classified in the Consolidated Statement of Operations within Operating income. The table below describes the amounts TDS has recognized and expects to recognize in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period.

(Dollars in thousands)	Expected Period of Recognition	Projected Range		Cumulative Amount Recognized as of June 30, 2013	Actual Amount Recognized Six Months Ended June 30, 2013	Actual Amount Recognized Three Months Ended June 30, 2013
(Gain) loss on sale of business and other exit costs, net
Proceeds from Sprint
Purchase price	2013	$(480,000)	$(480,000)	$(480,000)	$(480,000)	$(480,000)
Sprint Cost Reimbursement	2013-2014	(120,000)	(160,000)	(8)	(8)	(8)
Net assets transferred	2013	160,073	160,073	160,073	160,073	160,073
Non-cash charges for the write-off and write-down of property under construction and related assets	2012-2013	11,000	15,000	10,753	81	(141)
Employee related costs including severance, retention and outplacement	2012-2014	16,000	25,000	15,712	3,103	53
Contract termination costs	2012-2014	125,000	175,000	16,664	16,605	13,705
Transaction costs	2012-2013	4,000	6,000	4,856	3,719	2,801
Total (Gain) loss on sale of business and other exit costs, net		$(283,927)	$(258,927)	$(271,950)	$(296,427)	$(303,517)

Depreciation, amortization and accretion expense
Incremental depreciation, amortization and accretion, net of salvage values	2012-2014	175,000	210,000	108,382	88,324	50,278

Other Operating expenses
Non-cash charges for the write-off and write-down of various operating assets and liabilities	2013	-	10,000	-	-	-
(Increase) decrease in Operating income		$(108,927)	$(38,927)	$(163,568)	$(208,103)	$(253,239)

Incremental depreciation, amortization and accretion, net of salvage values represents anticipated amounts to be recorded in the specified time periods as a result of a change in estimate for the remaining useful life and salvage value of certain assets and a change in estimate which accelerated the settlement dates of certain asset retirement obligations in conjunction with the Divestiture Transaction.  Specifically, for the years indicated, this is estimated depreciation, amortization and accretion recorded on assets and liabilities of the Divestiture Markets after the November 6, 2012 transaction date less depreciation, amortization and accretion that would have been recorded on such assets and liabilities in the normal course, absent the Divestiture Transaction.

As a result of the transaction, TDS recognized the following amounts in the Consolidated Balance Sheet:

		Six Months Ended June 30, 2013
(Dollars in thousands)	Balance December 31, 2012	Costs Incurred	Cash Settlements (1)	Non-cash Settlements	Adjustments	Other	Balance June 30, 2013
Accrued compensation
Employee related costs including severance, retention, outplacement	$12,305	$6,037	$(10,282)	$-	$(2,934)	$372	$5,498
Other current liabilities
Contract termination costs	$30	$10,183	$(3,405)	$-	$-	$942	$7,750
Other deferred liabilities and credits
Contract termination costs	$-	$6,421	$-	$-	$-	$-	$6,421

(1)

Cash settlement amounts are included in either the Net income or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

Other Acquisitions, Divestitures and Exchanges

On August 1, 2013, TDS acquired substantially all of the assets of Baja Broadband, LLC (“Baja”) for $267.5 million in cash, subject to a working capital adjustment. Baja is a cable company that passes approximately 212,000 households in markets in Colorado, New Mexico, Texas, and Utah and offers video, broadband and voice services.

On June 28, 2013, U.S. Cellular entered into a definitive agreement to sell the majority of its Mississippi Valley non-operating market license (“unbuilt license”) for $308.0 million.  The transaction is subject to regulatory approval and is expected to close by the end of 2013.  In addition, the U.S. Cellular Board of Directors approved the sale of U.S. Cellular’s St. Louis area unbuilt license.  In accordance with GAAP, the book value of both licenses has been accounted for and disclosed as “held for sale” in the Consolidated Balance Sheet at June 30, 2013.

TDS' acquisitions during the six months ended June 30, 2013 and 2012 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price
	Purchase Price (1)	Goodwill (2)	Licenses	Intangible Assets Subject to Amortization (3)	Net Tangible Assets/(Liabilities)
(Dollars in thousands)
2013
U.S. Cellular licenses	$14,150	$-	$14,150	$-	$-

2012
U.S. Cellular licenses	$12,647	$-	$12,647	$-	$-
TDS Telecom HMS business	46,126	20,364	-	20,300	5,462
Total	$58,773	$20,364	$12,647	$20,300	$5,462

(1)	Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.
(2)	The entire amount of Goodwill acquired in 2012 was amortizable for income tax purposes.
(3)	The weighted average amortization period for Intangible Assets Subject to Amortization acquired in 2012 was 8.1 years.

At June 30, 2013 and December 31, 2012, the following assets and liabilities were classified in the Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale":

	Current Assets	Licenses	Goodwill	Property, Plant and Equipment	Loss on Assets Held for Sale (1)	Total Assets Held for Sale	Liabilities Held for Sale (2)
(Dollars in thousands)
June 30, 2013
Divestiture of Missouri Market (3)	$633	$2,909	$178	$3,179	(366)	$6,533	$559
Divestiture of Spectrum Licenses	-	71,856	-	-	-	71,856	-
Total	$633	$74,765	$178	$3,179	$(366)	$78,389	$559

December 31, 2012
Divestiture Transaction	$-	$140,599	$19,474	$-	$-	$160,073	$19,594
Bolingbrook Customer Care Center (4)	-	-	-	4,274	(1,105)	3,169	-
Total	$-	$140,599	$19,474	$4,274	$(1,105)	$163,242	$19,594

(1)	Loss on assets held for sale was recorded in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.
(2)	Liabilities held for sale primarily consisted of Customer deposits and deferred revenues.
(3)	On May 15, 2013, U.S. Cellular entered into an agreement with a third party to sell the subscribers, spectrum and the network assets for a Missouri market.
(4)	Effective January 1, 2013, U.S. Cellular transferred its Bolingbrook Customer Care Center operations to an existing third party vendor.

6.   Intangible Assets

Changes in TDS’ Licenses and Goodwill for the six months ended June 30, 2013 and 2012 are presented below.  Previously under GAAP, TDS accounted for U.S. Cellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS' Licenses and Goodwill.  Consequently, U.S. Cellular’s Licenses and Goodwill on a stand-alone basis do not equal the TDS consolidated Licenses and Goodwill related to U.S. Cellular.

Licenses

	U.S. Cellular	TDS Telecom CLEC	Non-Reportable Segment	Total
(Dollars in thousands)
Balance December 31, 2012	$1,462,019	$2,800	$15,220	$1,480,039
Acquisitions	14,150	-	-	14,150
Transferred to Assets held for sale	(74,765)	-	-	(74,765)
NY1 & NY2 Deconsolidation	(592)	-	-	(592)
Balance June 30, 2013	$1,400,812	$2,800	$15,220	$1,418,832

Balance December 31, 2011	$1,475,994	$2,800	$15,220	$1,494,014
Acquisitions	12,647	-	-	12,647
Other	786	-	-	786
Balance June 30, 2012	$1,489,427	$2,800	$15,220	$1,507,447

Goodwill
		TDS Telecom
	U.S. Cellular	ILEC	CLEC	HMS	Non-Reportable Segment	Total
(Dollars in thousands)

Assigned value at time of acquisition	$622,681	$420,458	$29,440	$103,627	$4,317	$1,180,523
Accumulated impairment losses in prior periods	(333,900)	-	(29,440)	-	(515)	(363,855)
Transferred to Assets held for sale	(19,474)	-	-	-	-	(19,474)
Balance December 31, 2012	269,307	420,458	-	103,627	3,802	797,194
Transferred to Assets held for sale	(178)	-	-	-	-	(178)
NY1 & NY2 Deconsolidation	(37,131)	-	-	-	-	(37,131)
Balance June 30, 2013	$231,998	$420,458	$-	$103,627	$3,802	$759,885

Assigned value at time of acquisition	$622,681	$420,716	$29,440	$83,263	$4,317	$1,160,417
Accumulated impairment losses in prior periods	(333,900)	-	(29,440)	-	-	(363,340)
Balance December 31, 2011	288,781	420,716	-	83,263	4,317	797,077
Acquisitions	-	-	-	20,364	-	20,364
Impairment	-	-	-	-	(515)	(515)
Other	-	(258)	-	-	-	(258)
Balance June 30, 2012	$288,781	$420,458	$-	$103,627	$3,802	$816,668

7.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $35.6 million and $25.4 million in the  three months ended June 30, 2013 and 2012, respectively, and $62.7 million and $48.8 million in the six months ended June 30, 2013 and 2012, respectively; of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $19.8 million and $19.2 million in the three months ended June 30, 2013 and 2012, respectively, and $40.4 million and $36.3 million in the six months ended June 30, 2013 and 2012, respectively. TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.  Such combined results of operations include the results of the NY1 & NY2 Partnerships from April 3, 2013, the effective date of their deconsolidation as discussed below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Dollars in thousands)
Revenues	$1,550,200	$1,426,077	$3,048,460	$2,863,085
Operating expenses	1,100,477	1,019,669	2,172,169	2,096,420
Operating income	449,723	406,408	876,291	766,665
Other income, net	713	989	1,136	1,639
Net income	$450,436	$407,397	$877,427	$768,304

NY1 & NY2 Deconsolidation

U.S. Cellular holds a 60.00% interest in NY1 and a 57.14% interest in NY2 (together with NY1, the “Partnerships”). The remaining interests in the Partnerships are held by Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”).  The Partnerships are operated by Verizon Wireless under the Verizon Wireless brand.  Prior to April 3, 2013, because U.S. Cellular owned a greater than 50% interest in each of these markets and based on U.S. Cellular’s rights under the Partnership Agreements, TDS consolidated the financial results of these markets in accordance with GAAP.

On April 3, 2013, U.S. Cellular entered into an agreement relating to the Partnerships. The agreement amends the Partnership Agreements in several ways which provide Verizon Wireless with substantive participating rights that allow Verizon Wireless to make decisions that are in the ordinary course of business of the Partnerships and which are significant to directing and executing the activities of the business.    Accordingly, as required by GAAP, TDS deconsolidated the Partnerships effective as of April 3, 2013 and thereafter reported them as equity method investments in its consolidated financial statements.  After the NY1 & NY2 Deconsolidation, TDS retained the same ownership percentages in the Partnerships and will continue to report the same percentages of income from the Partnerships, which will be recorded in Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations. In addition to the foregoing described arrangements, TDS and U.S. Cellular have certain other arm’s length, ordinary business relationships with Verizon Wireless and its affiliates.

In accordance with GAAP, as a result of the NY1 & NY2 Deconsolidation, TDS’ interest in the Partnerships is reflected in Investments in unconsolidated entities at a fair value of $114.8 million as of April 3, 2013.  Recording TDS’ interest in the Partnerships required allocation of the excess of fair value over book value to customer lists, licenses, a favorable contract and goodwill of the Partnerships. Amortization expense related to customer lists and the favorable contract will be recognized over their respective useful lives and is included in Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations.  In addition, TDS recognized a non-cash pre-tax gain of $14.5 million.  The gain was recorded in Gain on investments in the Consolidated Statement of Operations for the three and six months ended June 30, 2013.

The Partnerships were valued using a discounted cash flow approach and a publicly-traded guideline company method. The discounted cash flow approach uses value drivers and risks specific to the industry and current economic factors.  The cash flow estimates incorporated assumptions that market participants would use in their estimates of fair value and may not be indicative of TDS specific assumptions.  The most significant assumptions made in this process were the revenue growth rate, the long-term and terminal growth rate, discount rate and projected capital expenditures.  The assumptions were as follows:

Key assumptions
Weighted-average expected revenue growth rate (next ten years)	2.0%
Long-term and terminal revenue growth rate (after year ten)	2.0%
Discount rate	10.5%
Capital expenditures as a percentage of revenue	14.9-18.8%

The publicly-traded guideline company method develops an indication of fair value by calculating average market pricing multiples for selected publicly-traded companies using multiples of: Revenue and Earnings before Interest, Taxes, and Depreciation and Amortization (EBITDA). The developed multiples were applied to applicable financial measures of the Partnerships to determine fair value. The discounted cash flow approach and publicly-traded guideline company method were weighted to arrive at the total fair value of the Partnerships.

8.  Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the initial implementation of B/OSS is expected to take until the third quarter of 2013 to complete and total payments to Amdocs are estimated to be approximately $190.1 million (subject to certain potential adjustments) over the period from commencement of the SLMA in 2010 through the end of 2013.  As of June 30, 2013, $116.3 million had been paid to Amdocs.

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

TDS has accrued $1.7 million with respect to legal proceedings and unasserted claims as of both June 30, 2013 and December 31, 2012. TDS has not accrued any amount for legal proceedings if it cannot reasonably estimate the amount of the possible loss or range of loss. TDS does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Apple iPhone Products Purchase Commitment

In March 2013, U.S. Cellular entered into an agreement with Apple to purchase an estimated $1.2 billion of Apple iPhone products over a three-year period beginning later in 2013.

9.  Variable Interest Entities (VIEs)

Consolidated VIEs

As of June 30, 2013, TDS holds a variable interest in and consolidates the following VIEs under GAAP:

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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30,	December 31,
	2013	2012
(Dollars in thousands)
Assets
Cash and cash equivalents	$5,001	$7,028
Other current assets	117	3,267
Licenses and other intangible assets	308,091	325,707
Property, plant and equipment, net	17,532	31,544
Other assets and deferred charges	1,015	3,026
Total assets	$331,756	$370,572

Liabilities
Current liabilities	$3	$9,985
Deferred liabilities and credits	3,276	6,213
Total liabilities	$3,279	$16,198

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

TDS’ capital contributions and advances made to Aquinas Wireless and King Street Wireless and/or their general partners in the six months ended June 30, 2012 totaled $5.0 million.  There were no capital contributions or advances made to Aquinas Wireless or King Street Wireless or their general partners in the six months ended June 30, 2013.

U.S. Cellular began offering fourth generation Long-term Evolution (“4G LTE”) service in certain cities within its service areas during the first quarter of 2012 and has plans to continue the deployment of 4G LTE. U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless. Aquinas Wireless is still in the process of developing long-term business plans.

10.  Common Share Repurchases

TDS and U.S. Cellular Share Repurchases

Effective August 2, 2013, the Board of Directors of TDS authorized a $250 million stock repurchase program for the purchase of TDS Common Shares from time to time pursuant to open market purchases, block transactions, private purchases or otherwise, depending on market conditions.  This authorization does not have an expiration date.  In 2012, TDS had a prior share repurchase authorization for $250 million that expired on November 19, 2012.

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

Share repurchases made under these authorizations were as follows:

Six Months Ended June 30,		Number of Shares	Average Cost Per Share	Amount
(Dollars and shares in thousands, except cost per share)
2013
	TDS Common Shares	-	$-	$-
	U.S. Cellular Common Shares	496	37.16	18,425

2012
	TDS Common Shares	-	$-	$-
	U.S. Cellular Common Shares	-	-	-

11.  Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012
(Dollars in thousands)
Net income attributable to TDS shareholders	$157,496	$94,591
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(9,712)	(8,318)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchase of U.S. Cellular shares	3,470	-
Net transfers (to) from noncontrolling interests	(6,242)	(8,318)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$151,254	$86,273

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

The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on June 30, 2013, net of estimated liquidation costs, is $33.5 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at June 30, 2013 was $10.0 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

12.  Reclassification Adjustments Out of Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes amounts related to TDS’ defined benefit post-retirement plan.  During the six months ended June 30, 2013, reclassifications from Accumulated other comprehensive loss into Operating expenses, related to the retirement plan, were approximately $0.4 million (net of income tax of $0.2 million).  Of this amount, $0.3 million was recorded as a decrease to Cost of services and products and $0.1 million was recorded as a decrease to Selling, general and administrative.

13.  Business Segment Information

Financial data for TDS’ business segments for the three and six month periods ended, or as of June 30, 2013 and 2012, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom

Three Months Ended or as of June 30, 2013	U.S. Cellular	ILEC	CLEC	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non-Reportable Segment	Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues	$995,130	$142,473	$42,133	$41,374	$(2,520)	$223,460	$14,363	$(4,787)	$1,228,166
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	409,337	46,621	22,183	30,185	(2,088)	96,901	9,841	(348)	515,731
Selling, general and administrative	404,127	41,274	15,850	9,361	(432)	66,053	3,711	(3,171)	470,720
Depreciation, amortization and accretion expense	202,580	37,972	5,221	5,563	-	48,756	1,500	1,367	254,203
Loss on asset disposals, net	9,018	(850)	85	83	-	(682)	(1)	(16)	8,319
(Gain) loss on sale of business and other exit costs, net	(249,024)	-	-	-	-	-	-	(54,010)	(303,034)
Operating income (loss)	219,092	17,456	(1,206)	(3,818)	-	12,432	(688)	51,391	282,227
Equity in earnings of unconsolidated entities	35,602	7	-	-	-	7	-	(4)	35,605
Interest and dividend income	969	503	43	16	-	562	1	1,068	2,600
Gain (loss) on investments	18,527	-	-	-	-	-	-	(4,009)	14,518
(Interest expense) Capitalized interest	(10,154)	711	84	(403)	-	392	(1,001)	(12,986)	(23,749)
Other, net	321	(126)	-	-	-	(126)	(394)	2	(197)
Income before income taxes	264,357	18,551	(1,079)	(4,205)	-	13,267	(2,082)	35,462	311,004
Add back:
Depreciation, amortization and accretion expense	202,580	37,972	5,221	5,563	-	48,756	1,500	1,367	254,203
(Gain) loss on sale of business and other exit costs, net	(249,024)	-	-	-	-	-	-	(54,010)	(303,034)
Gain (loss) on investments	(18,527)	-	-	-	-	-	-	4,009	(14,518)
(Interest expense) Capitalized interest	10,154	(711)	(84)	403	-	(392)	1,001	12,986	23,749
Adjusted income before income taxes	$209,540	$55,812	$4,058	$1,761	$-	$61,631	$419	$(186)	$271,404

Investments in unconsolidated entities	$276,363	$3,809	$-	$-	$-	$3,809	$-	$31,874	$312,046
Capital expenditures	$168,497	$29,421	$3,921	$2,258	$-	$35,600	$232	$1,715	$206,044

		TDS Telecom

Three Months Ended or as of June 30, 2012	U.S. Cellular	ILEC	CLEC	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non-Reportable Segment	Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues	$1,104,400	$144,052	$44,200	$22,876	$(2,609)	$208,519	$15,245	$(4,995)	$1,323,169
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	434,927	47,180	22,702	15,090	(2,196)	82,776	10,533	(566)	527,670
Selling, general and administrative	435,053	43,216	16,769	6,635	(413)	66,207	4,222	(3,078)	502,404
Depreciation, amortization and accretion expense	147,555	37,834	5,466	4,645	-	47,945	1,569	1,440	198,509
Loss on impairment of assets	-	-	-	-	-	-	515	-	515
Loss on asset disposals, net	2,702	136	72	98	-	306	(10)	(3)	2,995
Operating income (loss)	84,163	15,686	(809)	(3,592)	-	11,285	(1,584)	(2,788)	91,076
Equity in earnings of unconsolidated entities	25,154	(8)	-	-	-	(8)	-	246	25,392
Interest and dividend income	845	799	72	5	-	876	2	629	2,352
Gain (loss) on investments	(3,728)	-	-	-	-	-	-	-	(3,728)
(Interest expense) Capitalized interest	(12,360)	815	53	(275)	-	593	(978)	(10,394)	(23,139)
Other, net	(229)	(140)	-	-	-	(140)	120	-	(249)
Income before income taxes	93,845	17,152	(684)	(3,862)	-	12,606	(2,440)	(12,307)	91,704
Add back:
Depreciation, amortization and accretion expense	147,555	37,834	5,466	4,645	-	47,945	1,569	1,440	198,509
Gain (loss) on investments	3,728	-	-	-	-	-	-	-	3,728
(Interest expense) Capitalized interest	12,360	(815)	(53)	275	-	(593)	978	10,394	23,139
Adjusted income before income taxes	$257,488	$54,171	$4,729	$1,058	$-	$59,958	$107	$(473)	$317,080

Investments in unconsolidated entities	$175,663	$3,805	$-	$-	$-	$3,805	$-	$33,581	$213,049
Capital expenditures	$183,191	$32,492	$4,899	$5,550	$-	$42,941	$219	$(2,366)	$223,985

		TDS Telecom

Six Months Ended or as of June 30, 2013	U.S. Cellular	ILEC	CLEC	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non- Reportable Segment	Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues	$2,076,876	$283,993	$84,687	$76,938	$(5,097)	$440,521	$28,809	$(9,467)	$2,536,739
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	867,327	94,216	44,145	54,999	(4,274)	189,086	19,914	(704)	1,075,623
Selling, general and administrative	824,207	83,113	31,782	19,282	(823)	133,354	7,472	(7,410)	957,623
Depreciation, amortization and accretion expense	392,425	76,548	10,668	11,031	-	98,247	3,009	2,599	496,280
Loss on asset disposals, net	14,452	(728)	126	113	-	(489)	-	(28)	13,935
(Gain) loss on sale of business and other exit costs, net	(242,093)	-	-	-	-	-	-	(54,010)	(296,103)
Operating income (loss)	220,558	30,844	(2,034)	(8,487)	-	20,323	(1,586)	50,086	289,381
Equity in earnings of unconsolidated entities	62,437	14	-	-	-	14	-	243	62,694
Interest and dividend income	1,872	832	100	32	-	964	2	1,340	4,178
Gain (loss) on investments	18,527	-	-	-	-	-	-	(4,009)	14,518
(Interest expense) Capitalized interest	(21,064)	1,470	156	(808)	-	818	(1,983)	(26,018)	(48,247)
Other, net	106	(178)	-	(122)	-	(300)	(157)	-	(351)
Income before income taxes	282,436	32,982	(1,778)	(9,385)	-	21,819	(3,724)	21,642	322,173
Add back:
Depreciation, amortization and accretion expense	392,425	76,548	10,668	11,031	-	98,247	3,009	2,599	496,280
(Gain) loss on sale of business and other exit costs, net	(242,093)	-	-	-	-	-	-	(54,010)	(296,103)
Gain (loss) on investments	(18,527)	-	-	-	-	-	-	4,009	(14,518)
(Interest expense) Capitalized interest	21,064	(1,470)	(156)	808	-	(818)	1,983	26,018	48,247
Adjusted income before income taxes	$435,305	$108,060	$8,734	$2,454	$-	$119,248	$1,268	$258	$556,079

Investments in unconsolidated entities	$276,363	$3,809	$-	$-	$-	$3,809	$-	$31,874	$312,046
Capital expenditures	$286,907	$51,805	$9,402	$4,849	$-	$66,056	$517	$2,700	$356,180

		TDS Telecom
Six Months Ended or as of June 30, 2012	U.S. Cellular	ILEC	CLEC	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non- Reportable Segment	Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues	$2,196,521	$289,117	$88,244	$40,434	$(5,201)	$412,594	$30,014	$(10,169)	$2,628,960
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	855,127	96,348	45,266	24,864	(4,357)	162,121	20,738	(1,105)	1,036,881
Selling, general and administrative	877,297	84,730	33,029	13,367	(844)	130,282	8,408	(5,984)	1,010,003
Depreciation, amortization and accretion expense	294,240	75,612	10,955	8,821	-	95,388	3,099	3,216	395,943
Loss on impairment of assets	-	-	-	-	-	-	515	-	515
Loss on asset disposals, net	4,705	163	125	99	-	387	(10)	(8)	5,074
(Gain) loss on sale of business and other exit costs, net	(4,213)	39	-	-	-	39	-	-	(4,174)
Operating income (loss)	169,365	32,225	(1,131)	(6,717)	-	24,377	(2,736)	(6,288)	184,718
Equity in earnings of unconsolidated entities	46,768	(2)	-	-	-	(2)	-	2,015	48,781
Interest and dividend income	1,888	1,429	143	7	-	1,579	4	1,064	4,535
Gain (loss) on investments	(3,728)	-	-	-	-	-	-	-	(3,728)
(Interest expense) Capitalized interest	(25,771)	1,270	142	(516)	-	896	(1,949)	(20,779)	(47,603)
Other, net	(27)	(296)	-	-	-	(296)	302	-	(21)
Income before income taxes	188,495	34,626	(846)	(7,226)	-	26,554	(4,379)	(23,988)	186,682
Add back:
Depreciation, amortization and accretion expense	294,240	75,612	10,955	8,821	-	95,388	3,099	3,216	395,943
(Gain) loss on sale of business and other exit costs, net	(4,213)	39	-	-	-	39	-	-	(4,174)
Gain (loss) on investments	3,728	-	-	-	-	-	-	-	3,728
(Interest expense) Capitalized interest	25,771	(1,270)	(142)	516	-	(896)	1,949	20,779	47,603
Adjusted income before income taxes	$508,021	$109,007	$9,967	$2,111	$-	$121,085	$669	$7	$629,782

Investments in unconsolidated entities	$175,663	$3,805	$-	$-	$-	$3,805	$-	$33,581	$213,049
Capital expenditures	$384,528	$60,018	$9,958	$8,641	$-	$78,617	$435	$(11,131)	$452,449

Adjusted income before income taxes is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted income before income taxes is defined as Income before income taxes, adjusted for: Depreciation, amortization and accretion; net Gain or loss on sale of business and other exit costs (if any); net Gain or loss on investment (if any); and Interest expense.  Adjusted income before income taxes excludes these items in order to show operating results on a more comparable basis from period to period. In the future, TDS may also exclude other items from adjusted income before income taxes if such items may help reflect operating results on a more comparable basis.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual; such amounts may occur in the future.

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

TDS
	Six Months Ended
	June 30,
	2013	2012
(Dollars and shares in thousands)
Common Shares withheld	2	-
Special Common Shares withheld	-	1

Aggregate value of Common Shares withheld	$45	$5
Aggregate value of Special Common Shares withheld	$-	$33

Cash receipts upon exercise of stock options	$821	$-
Cash disbursements for payment of taxes	(45)	(39)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$776	$(39)

U.S. Cellular
	Six Months Ended
	June 30,
	2013	2012
(Dollars and shares in thousands)
Common Shares withheld	133	78

Aggregate value of Common Shares withheld	$4,782	$3,076

Cash receipts upon exercise of stock options	$1,039	$627
Cash disbursements for payment of taxes	(3,245)	(3,092)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(2,206)	$(2,465)

Under the American Recovery and Reinvestment Act of 2009, (“the Recovery Act”), TDS Telecom was awarded $105.1 million in federal grants and will provide $30.9 million of its own funds to complete 44 projects to provide broadband access in unserved areas. TDS Telecom received $34.6 million and $6.5 million in grants during the six months ended June 30, 2013 and 2012, respectively. TDS Telecom has received cumulative grants of $56.2 million as of June 30, 2013. These funds reduced the carrying amount of the assets to which they relate. TDS Telecom had recorded $14.9 million and $7.8 million in grants receivable at June 30, 2013 and  2012, respectively.  These amounts were included as a component of Accounts receivable, Other, in the Consolidated Balance Sheet.

TDS declared and paid dividends on Series A Common and Common Shares of $27.6 million or $0.2550 per share during the six months ended June 30, 2013 and $26.6 million or $0.2450 per share during the six months ended June 30, 2012.

On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.  Of the $482.3 million paid, TDS received $407.1 million while external shareholders received $75.2 million.  The cash paid to external shareholders is presented as U.S. Cellular dividends paid to noncontrolling public shareholders on the Consolidated Statement of Cash Flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 5.0 million wireless customers and 1.0 million wireline customer connections at June 30, 2013. TDS conducts substantially all of its wireless operations through its 84%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS provides wireline services through its incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”), and provides Hosted and Managed Services (“HMS”), through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its majority‑owned subsidiary, Suttle-Straus, Inc. (“Suttle-Straus”) and provides wireless services through its wholly-owned subsidiary, Airadigm Communications, Inc. (“Airadigm”), a Wisconsin-based service provider (collectively, the “Non-Reportable Segment”).  Airadigm operates independently from U.S. Cellular and at this time, there are no plans to combine the operations of these subsidiaries.  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations in the three or six months ended June 30, 2013.

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

U.S. Cellular

U.S. Cellular’s consolidated operating markets cover 5.0 million customers in four geographic market areas in 23 states. As of June 30, 2013, U.S. Cellular’s average penetration rate in its consolidated operating markets was 15.6%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

Financial and operating highlights in the six months ended June 30, 2013 included the following:

•         On April 3, 2013, U.S. Cellular entered into an agreement relating to St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and New York RSA 2 Cellular Partnership (“NY2” and, together with NY1, the “Partnerships”) with Cellco Partnership d/b/a Verizon Wireless, which required U.S. Cellular to deconsolidate the Partnerships and thereafter account for them as equity method investments (the “NY1 & NY2 Deconsolidation”).  In connection with the deconsolidation, U.S. Cellular recognized a non-cash pre-tax gain of $18.5 million which was recorded in Gain on investments in the Consolidated Statement of Operations.  See Note 7 – Investments in Unconsolidated Entities in the Notes to the Consolidated Financial Statements for additional information regarding this transaction.

•         On May 16, 2013, U.S. Cellular completed the sale of the Divestiture Markets, which included customers and certain PCS license spectrum, to Sprint Nextel Corporation for $480 million in cash (the “Divestiture Transaction”).  In connection with the sale, U.S. Cellular recognized a pre-tax gain of $266.4 million which was recorded in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.  See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information regarding this transaction.

•         On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.

•         Total consolidated customers were 4,968,000 at June 30, 2013, including 4,793,000 retail customers (96% of total).

The following information is presented for Core Markets (as defined below in the 2013 Estimates section) excluding NY1 & NY2 markets:

•         Retail customer net losses were 47,000 in 2013 compared to net losses of 22,000 in 2012. In the postpaid category, there were net losses of 86,000 in 2013, compared to net losses of 50,000 in 2012. Prepaid net additions were 39,000 in 2013 compared to net additions of 28,000 in 2012.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of June 30, 2013. The postpaid churn rate was 1.6% in 2013 compared to 1.4% in 2012. The prepaid churn rate was 5.8% in 2013 compared to 5.5% in 2012.

•         Billed average revenue per user (“ARPU”) increased to $50.97 in 2013 from $50.44 in 2012 reflecting an increase in postpaid ARPU due to increases in smartphone adoption and corresponding revenues from data products and services. Service revenue ARPU decreased to $57.52 in 2013 from $58.50 in 2012 due primarily to decreases in inbound roaming and eligible telecommunications carriers (“ETC”) revenues.

•         Postpaid customers on smartphone service plans increased to 46% as of June 30, 2013 compared to 36% as of June 30, 2012. In addition, smartphones represented 64% of all devices sold in 2013 compared to 53% in 2012.

The following information is presented for U.S. Cellular consolidated results:

•         Retail service revenues of $1,686.4 million decreased $91.3 million year-over-year, due to a lower average number of postpaid customers and the impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation, partially offset by a higher average number of prepaid customers. Total service revenues of $1,907.3 million decreased $146.2 million year-over-year, due primarily to these factors, decreases in inbound roaming due to rate reductions and ETC revenues.

•         U.S. Cellular initiated the migration of its customers to a new Billing and Operational Support System (“B/OSS”) which includes a new point-of-sale system and consolidates billing on one platform. The migration is expected to be completed during the third quarter of 2013.

•         Total additions to Property, plant and equipment were $286.9 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, deploy fourth generation Long-term Evolution (“4G LTE”) equipment, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service decreased 2% year-over-year to 7,748 primarily as a result of the NY1 & NY2 Deconsolidation.

•         Operating income increased $51.2 million, or 30%, to $220.6 million in 2013. The increase was due primarily to the gain from the Divestiture Transaction partially offset by lower service revenues and higher cost of equipment sold and higher depreciation expense in connection with the Divestiture Transaction.

•         In March 2013, U.S. Cellular entered into an agreement with Apple to purchase Apple iPhone products over three years beginning later in 2013.

U.S. Cellular anticipates that its future results will be affected by the following factors:

•         Remaining impacts of the Divestiture Transaction;

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

•         Costs of developing and enhancing office and customer support systems, including costs and risks associated with the completion and potential benefits of multi-year initiatives;

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

•         Economic or competitive factors that restrict U.S. Cellular’s access to devices desired by customers; and

•         U.S. Cellular has entered into a definitive agreement to sell the majority of its Mississippi Valley non-operating market license (“unbuilt license”) for $308.0 million. The transaction is subject to regulatory approval and is expected to close by the end of 2013.  U.S. Cellular expects to recognize a gain of $252.2 million on this transaction.  In addition, the U.S. Cellular Board of Directors approved the sale of U.S. Cellular’s St. Louis area unbuilt license. See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information related to these transactions.

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

On August 1, 2013, TDS acquired substantially all of the assets of Baja Broadband, LLC (“Baja”) for $267.5 million in cash, subject to a working capital adjustment. Baja is a cable company that passes approximately 212,000 households in markets in Colorado, New Mexico, Texas, and Utah and offers video, broadband and voice services.

TDS Telecom acquired Vital Support Systems, LLC (“Vital”) in June 2012.  The operations of Vital are included in the HMS operations since the date of acquisition and impact the comparability of the HMS operating results.

TDS Telecom’s financial results for the six months ended June 30, 2013 included the following:

•         Operating revenues increased $27.9 million or 7% to $440.5 million in 2013. The increase was due primarily to $34.7 million from the acquisition of Vital Support Systems, LLC in June 2012, partially offset by a decrease in revenues due to declines in ILEC and CLEC connections and a decline in wholesale revenue and revenue received from regulatory recovery mechanisms.

•         Operating expenses increased $32.0 million or 8% to $420.2 million in 2013 due primarily to $36.0 million from the acquisition of Vital Support Systems, LLC in June 2012.

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

•         Impacts of the Baja transaction, including, but not limited to, the ability to successfully integrate and operate the cable business of Baja and the financial impacts of such transaction; and

•         Potential acquisitions or divestitures by TDS and/or TDS Telecom of other ILEC, CLEC, HMS, cable or other businesses.

See “Results of Operations—TDS Telecom.”

FCC Reform Order

In 2011, the FCC released an order (“Reform Order”) to reform its universal service and intercarrier compensation mechanisms, establish a new, broadband-focused support mechanism and propose further rules to advance reform.  Appeals of the Reform Order are pending.

There have been no significant changes to the Reform Order since December 31, 2012 that are expected to adversely affect U.S. Cellular or TDS Telecom.  U.S. Cellular and TDS Telecom cannot predict the outcome of future rulemaking, reconsideration and legal challenges and, as a consequence, the impacts that such potential developments may have on U.S. Cellular’s or TDS Telecom's business, financial condition or results of operations.

Auction 901

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901. U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901 and were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in one-time support from the Mobility Fund.  Pursuant to the auction rules, winning bidders must complete network build-out projects to provide 3G or 4G service to these areas within two or three years, respectively, and must also make their networks available to other providers for roaming.  Winning bidders will receive support funding primarily upon achievement of coverage milestones defined in the auction rules. As a result of the funding awards in the Mobility Fund Phase I, U.S. Cellular will be required to meet certain regulatory conditions in the areas where it will receive funding to provide service.  Examples of these regulatory conditions include: allowing other carriers to collocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.  In June 2013, U.S. Cellular was granted contingent approval of its winning bids and provided $17.4 million in letters of credit to the FCC.

Cash Flows and Investments

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information.

Pro Forma Financial Information

Refer to TDS’ Form 8-K filed on August 2, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three and six months ended June 30, 2013.

2013 ESTIMATES

Estimates of full-year 2013 results for U.S. Cellular, TDS Telecom and TDS are shown below.  Such estimates represent management’s view as of the date of filing TDS’ Form 10-Q for the quarter ended June 30, 2013.  Such forward-looking statements should not be assumed to be current as of any future date.  TDS undertakes no duty to update such information, whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from such estimated results.

2013 Estimated Results (1)
	U.S. Cellular (2)		TDS Telecom		TDS (2)(6)
	Previous	Current	Previous	Current	Previous	Current
(Dollars in millions)
Adjusted operating revenues (3)	$3,620-$3,740	$3,615-$3,715	$850-$900	$890-$930	$4,515-$4,685	$4,550-$4,690
Adjusted income before income taxes (4)	$595-$715	$600-$700	$220-$250	$230-$260	$810-$960	$830-$960
Capital expenditures	Unchanged	$735	$155	$165	$900	$910

(1)     These estimates are based on TDS’ current plans, which include an expansion of the multi-year deployment of 4G LTE technology; such expansion includes deployment on 700 MHz in additional markets as well as deployment on the 850 MHz band to provide additional capacity for future growth in data usage, enable potential future 4G LTE roaming, and support the sale of Apple products.  The financial impacts of selling Apple products in 2013 consist of the following:

•         Increased Adjusted operating revenues resulting from net incremental customers added and retained as a result of offering Apple products;

•         Decreased Adjusted income before income taxes as a result of net increases in costs, primarily loss on equipment sales as a result of offering Apple products; and

•         Increased Capital expenditures related to the deployment on the 850 MHz band to provide additional capacity for future growth in data usage, which includes capacity required to accommodate Apple products.

These estimates also reflect the impacts of the deconsolidation of certain partnerships as of April 2013 at U.S. Cellular.  These estimates do not include (i) the reported gain on sale of business and other exit costs, net (ii) the reported gain on investments, or (iii) the expected gains from pending spectrum license divestitures.  In addition, the estimates also reflect the impacts of the acquisition of Baja Broadband, LLC as of August 1, 2013 and of a multi-year deployment of IPTV at TDS Telecom.  New developments or changing conditions (such as, but not limited to, regulatory developments, customer net growth, customer demand for data services, costs to deploy, agreements for content or franchises, or possible acquisitions, dispositions or exchanges) could affect TDS’ plans and, therefore, its 2013 estimated results.

(2)     These estimates reflect the Divestiture Transaction which closed on May 16, 2013.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to the Divestiture Transaction.

These estimates reflect U.S. Cellular’s consolidated results for 2013.  Estimated results reflecting U.S. Cellular’s Divestiture Markets and Core Markets are shown in the table below:

	2013 Estimated Results
	U.S. Cellular Core Markets (5)		U.S. Cellular Divestiture Markets (5)		U.S. Cellular Consolidated (5)
	Previous	Current	Previous	Current	Previous	Current
(Dollars in millions)
Adjusted operating revenues (3)	Unchanged	$3,475-$3,575	$145-$165	$140	$3,620-$3,740	$3,615-$3,715
Adjusted income before income taxes (4)	Unchanged	$560-$660	$35-$55	$40	$595-$715	$600-$700
Capital expenditures	Unchanged	$730	Unchanged	$5	Unchanged	$735

(3)     Adjusted operating revenues is a non-GAAP financial measure defined as Operating revenues excluding U.S. Cellular Equipment sales revenues. U.S. Cellular Equipment sales revenues are excluded from Adjusted operating revenues since U.S. Cellular equipment is generally sold at a net loss, and such net loss that results from U.S. Cellular Equipment sales revenues less U.S. Cellular Cost of equipment sold is viewed as a cost of earning service revenues for purposes of assessing business results.  For purposes of developing this guidance, TDS does not calculate an estimate of U.S. Cellular Equipment sales revenues.  TDS believes this measure provides useful information to investors regarding TDS’ results of operations. Adjusted operating revenues is not a measure of financial performance under GAAP and should not be considered as an alternative to Operating revenues as an indicator of the Company’s operating performance.

(4)     Adjusted income before income taxes is a non-GAAP financial measure defined as Income before income taxes, adjusted for:  Depreciation, amortization and accretion, net Gain or loss on sale of business and other exit costs (if any), net Gain or loss on investments (if any), and Interest expense.  Adjusted income before income taxes excludes these items in order to show operating results on a more comparable basis from period to period.  In the future, TDS may also exclude other items from adjusted income before income taxes if such items may help reflect operating results on a more comparable basis.  TDS does not intend to imply that any such amounts that are excluded are non-recurring, infrequent or unusual; such amounts may occur in the future.  Adjusted income before income taxes is not a measure of financial performance under GAAP and should not be considered as an alternative to Income before income taxes as an indicator of the Company’s operating performance or as an alternative to Cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows or as a measure of liquidity.  The following tables provide a reconciliation of Income (loss) before income taxes to Adjusted income before income taxes for 2013 Estimated Results, six months ended June 30, 2013 actual results, and 2012 actual results:

	2013 Current Estimated Results
	U.S. Cellular Core Markets (5)	U.S. Cellular Divestiture Markets (2)(5)	U.S. Cellular Consolidated (5)	TDS Telecom	TDS (6)
(Dollars in millions)
Income (loss) before income taxes	($10)-$90	$30	$20-$120	$25-$55	$30-$160
Depreciation, amortization and accretion expense (7)	$540	$250	$790	$205	$1,005
(Gain) loss on sale of business and other exit costs, net	—	($240)	($240)	—	($295)
(Gain) loss on investments	($20)	—	($20)	—	($15)
Interest expense	$50	—	$50	—	$105
Adjusted income before income taxes	$560-$660	$40	$600-$700	$230-$260	$830-$960

	Actual Results
	Six Months Ended June 30, 2013			Year Ended December 31, 2012
	U.S. Cellular Consolidated (5)	TDS Telecom	TDS (6)	U.S. Cellular Consolidated (5)	TDS Telecom	TDS (6)
(Dollars in millions)
Income before income taxes	$282	$22	$322	$205	$45	$196
Depreciation, amortization and accretion expense (7)	393	98	497	609	193	814
(Gain) loss on sale of business and other exit costs, net	(242)	—	(296)	21	—	21
(Gain) loss on investments	(19)	—	(15)	4	—	4
Interest expense	21	(1)	48	42	(1)	87
Adjusted income before income taxes	$435	$119	$556	$881	$237	$1,122

(5)

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

(6)	The TDS column includes U.S. Cellular, TDS Telecom and also the impacts of consolidating eliminations, corporate operations and non-reportable segments, all of which are not presented above.

(7)

The 2013 estimated amount for Depreciation, amortization and accretion expense in the U.S. Cellular Divestiture Markets includes approximately $168 million of incremental accelerated depreciation, amortization and accretion resulting from the Divestiture Transaction.  Actual results for the six months ended June 30, 2013 and the year ended December 31, 2012 include $88 million and $20 million, respectively, of incremental accelerated depreciation, amortization and accretion resulting from the Divestiture Transaction.

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

TDS Telecom will continue to focus on revenue growth through new service offerings as well as expense reduction through product and service cost improvement and process efficiencies.  In order to achieve these objectives TDS Telecom has allocated capital expenditures for: process and productivity initiatives, increased network and product capabilities for broadband services, the expansion of IPTV, success-based spending to sustain managedIP and HMS growth, and plant upgrades and success-based spending at Baja. Additionally, TDS Telecom will fund its share for projects approved under the Recovery Act to increase broadband access in unserved areas.  Under the Recovery Act, TDS Telecom will receive $105.1 million in federal grants and will provide $30.9 million ($12.0 million of which is included in 2013 estimated capital expenditures) of its own funds to complete 44 projects.  Under the terms of the grants, the projects must be completed by June of 2015.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

RESULTS OF OPERATIONS — CONSOLIDATED
				Percentage
Six Months Ended June 30,	2013	2012	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$2,076,876	$2,196,521	$(119,645)	(5)%
TDS Telecom	440,521	412,594	27,927	7%
All other (1)	19,342	19,845	(503)	(3)%
Total operating revenues	2,536,739	2,628,960	(92,221)	(4)%
Operating expenses
U.S. Cellular	1,856,318	2,027,156	(170,838)	(8)%
TDS Telecom	420,198	388,217	31,981	8%
All other (1)	(29,158)	28,869	(58,027)	>(100)%
Total operating expenses	2,247,358	2,444,242	(196,884)	(8)%
Operating income (loss)
U.S. Cellular	220,558	169,365	51,193	30%
TDS Telecom	20,323	24,377	(4,054)	(17)%
All other (1)	48,500	(9,024)	57,524	>100%
Total operating income	289,381	184,718	104,663	57%
Other income and (expenses)
Equity in earnings of unconsolidated entities	62,694	48,781	13,913	29%
Interest and dividend income	4,178	4,535	(357)	(8)%
Gain (loss) on investments	14,518	(3,728)	18,246	>100%
Interest expense	(48,247)	(47,603)	(644)	(1)%
Other, net	(351)	(21)	(330)	>(100)%
Total other income (expenses)	32,792	1,964	30,828	>100%

Income before income taxes	322,173	186,682	135,491	73%
Income tax expense	136,787	63,177	73,610	>100%

Net income	185,386	123,505	61,881	50%
Less: Net income attributable to noncontrolling interests, net of tax	(27,890)	(28,914)	1,024	4%
Net income attributable to TDS shareholders	157,496	94,591	62,905	67%
Preferred dividend requirement	(25)	(25)	-	-
Net income available to common shareholders	$157,471	$94,566	$62,905	67%

Basic earnings per share attributable to TDS shareholders	$1.45	$0.87	$0.58	67%

Diluted earnings per share attributable to TDS shareholders	$1.44	$0.86	$0.58	67%

(1)

Consists of Non-Reportable Segment, corporate operations and intercompany eliminations between U.S. Cellular, TDS Telecom, the Non-Reportable Segment and corporate operations. TDS recognized an incremental gain of $53.5 million  compared to U.S. Cellular upon closing of the Divestiture Transaction as a result of lower asset basis in the assets disposed.

Operating revenues and expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating revenues and expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $40.4 million and $36.3 million to Equity in earnings of unconsolidated entities in 2013 and 2012, respectively.  In 2013, TDS’ investment in the NY1 & NY2 Partnerships contributed $8.6 million.

On April 3, 2013, TDS deconsolidated the NY1 & NY2 Partnerships and began reporting them as equity method investments in its consolidated financial statements as of that date. In connection with the deconsolidation, TDS recognized a non-cash pre-tax gain of $14.5 million which was recorded in Gain (loss) on investments for the three and six months ended June 30, 2013. See Note 7 – Investments in Unconsolidated Entities in the Notes to the Consolidated Financial Statements for additional information.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in Income tax expense and the overall effective tax rate on Income before income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income or loss. The impact due to the NY1& NY2 Deconsolidation caused a decrease in the Noncontrolling shareholders’ or partners’ line item below for the six months ended June 30, 2013.

	Six Months Ended
	June 30,
	2013	2012
(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$23,111	$18,851
Noncontrolling shareholders’ or partners’	4,779	10,063
	$27,890	$28,914

RESULTS OF OPERATIONS — U.S. CELLULAR

TDS provides wireless telephone service through U.S. Cellular, an 84%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Following is a table of summarized operating data for U.S. Cellular’s Consolidated Markets. In 2012, the Divestiture Markets and NY1 and NY2 are included in U.S. Cellular’s consolidated results. NY1 and NY2 are consolidated through the end of the first quarter of 2013 and Divestiture Markets are consolidated through May 16, 2013. Unless otherwise noted, figures reported in Results of Operations are representative of consolidated results.

As of or for Six Months Ended June 30,	2013	2012
Retail Customers
Postpaid
Total at end of period	4,412,000	5,213,000
Gross additions	356,000	409,000
Net additions (losses)	(194,000)	(86,000)
ARPU(1)	$54.80	$54.22
Churn rate(2)	1.9%	1.6%
Smartphone penetration(3)(4)	45.5%	36.8%
Prepaid
Total at end of period	381,000	329,000
Gross additions	181,000	141,000
Net additions (losses)	16,000	24,000
ARPU(1)	$32.76	$33.33
Churn rate(2)	6.6%	6.3%
Total customers at end of period	4,968,000	5,799,000
Billed ARPU(1)	$51.15	$50.75
Service revenue ARPU(1)	$57.85	$58.63
Smartphones sold as a percent of total devices sold	63.7%	53.0%
Total Population
Consolidated markets(5)	84,025,000	92,684,000
Consolidated operating markets(5)	31,822,000	46,966,000
Market penetration at end of period
Consolidated markets(6)	5.9%	6.3%
Consolidated operating markets(6)	15.6%	12.3%
Capital expenditures (000s)	$286,907	$384,528
Total cell sites in service	7,748	7,932
Owned towers in service	4,411	4,346

Following is a table of summarized operating data for U.S. Cellular's Core Markets. For comparability NY1 and NY2 markets' results are not included in Core Markets as of or for the six months ended June 30, 2013 or 2012, respectively.

As of or for Six Months Ended June 30,	2013	2012
Retail Customers
Postpaid
Total at end of period	4,412,000	4,538,000
Gross additions	341,000	342,000
Net additions (losses)	(86,000)	(50,000)
ARPU(1)	$54.34	$53.51
Churn rate(2)	1.6%	1.4%
Smartphone penetration(3)(4)	45.5%	36.0%
Prepaid
Total at end of period	381,000	246,000
Gross additions	167,000	102,000
Net additions (losses)	39,000	28,000
ARPU(1)	$32.36	$32.96
Churn rate(2)	5.8%	5.5%
Total customers at end of period	4,968,000	4,989,000
Billed ARPU (1)	$50.97	$50.44
Service revenue ARPU(1)	$57.52	$58.50
Smartphones sold as a percent of total devices sold	64.0%	53.0%
Total Population
Consolidated markets(5)	84,025,000	82,283,000
Consolidated operating markets(5)	31,822,000	31,110,000
Market penetration at end of period
Consolidated markets(6)	5.9%	6.1%
Consolidated operating markets(6)	15.6%	16.0%
Capital expenditures (000s)	$284,503	$343,307
Total cell sites in service	6,113	6,041
Owned towers in service	3,844	3,787

(1)     ARPU metrics are calculated by dividing a revenue base by an average number of customers by the number of months in the period.  These revenue bases and customer populations are shown below:

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

(2)     Churn metrics represent the percentage of the postpaid or prepaid customers that disconnect service each month. These metrics represent the average monthly postpaid or prepaid churn rate for each respective period.

(3)     Smartphones represent wireless devices which run on an AndroidTM, BlackBerry® or Windows Mobile® operating system, excluding tablets.

(4)     Smartphone penetration is calculated by dividing postpaid smartphone customers by total postpaid customers.

(5)     Used only to calculate market penetration of consolidated and core markets and consolidated and core operating markets, respectively. See footnote (6) below.

(6)     Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated and core markets and consolidated and core operating markets, respectively, as estimated by Claritas®.

Components of Operating Income

Six Months Ended June 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Retail service	$1,686,399	$1,777,746	$(91,347)	(5)%
Inbound roaming	130,907	166,495	(35,588)	(21)%
Other	90,009	109,321	(19,312)	(18)%
Service revenues	1,907,315	2,053,562	(146,247)	(7)%
Equipment sales	169,561	142,959	26,602	19%
Total operating revenues	2,076,876	2,196,521	(119,645)	(5)%

System operations (excluding Depreciation, amortization and accretion reported below)	408,566	476,391	(67,825)	(14)%
Cost of equipment sold	458,761	378,736	80,025	21%
Selling, general and administrative	824,207	877,297	(53,090)	(6)%
Depreciation, amortization and accretion	392,425	294,240	98,185	33%
Loss on asset disposals, net	14,452	4,705	9,747	>100%
(Gain) loss on sale of business and other exit costs, net	(242,093)	(4,213)	(237,880)	>(100)%
Total operating expenses	1,856,318	2,027,156	(170,838)	(8)%
Operating income	$220,558	$169,365	$51,193	30%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value‑added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third‑party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming; and (iii) amounts received from the Federal Universal Service Fund (“USF”).

Retail service revenues

Retail service revenues decreased by $91.3 million, or 5%, in 2013 to $1,686.4 million due to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

Billed ARPU increased to $51.15 in 2013 from $50.75 in 2012. This overall increase is due primarily to an increase in postpaid ARPU to $54.80 in 2013 from $54.22 in 2012, reflecting increases in smartphone adoption and corresponding revenues from data products and services.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings offset to some degree by continued adoption of smartphones and data usage.

U.S. Cellular accounts for loyalty reward points under the deferred revenue method. Under this method, U.S. Cellular allocates a portion of the revenue billed to customers with applicable plans to the loyalty reward points. The revenue allocated to these points is initially deferred in the Consolidated Balance Sheet and is recognized in future periods when the loyalty reward points are redeemed or used. Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $9.5 million and $12.7 million in the six months ended June 30, 2013 and 2012, respectively. Deferred revenues related to loyalty reward points are included in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues decreased by $35.6 million, or 21%, in 2013 to $130.9 million. The decrease was due primarily to lower rates.  Data volume increased year-over-year but the impact of this increase was offset by the combined impacts of lower volume for voice and lower rates for both data and voice. The decline in roaming revenues was offset by a decline in roaming expense also due to lower rates. U.S. Cellular expects continued growth in data volume but also expects that the revenue impact of this growth will be offset by the impacts of decreases in data rates and voice volume.

Other revenues

Other revenues decreased by $19.3 million, or 18%, in 2013 compared to 2012 due primarily to decreases in ETC support. Pursuant to the FCC's Reform Order (see “Overview – FCC Reform Order” above), ETC support was frozen on January 1, 2012 at the 2011 level and is being phased down at the rate of 20% per year beginning July 1, 2012.

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

The increase in 2013 Equipment sales revenues of $26.6 million, or 19%, to $169.6 million was driven primarily by an increase of 24%  in average revenue per device sold and an increase in equipment activation fees, which more than offset the impact of selling fewer devices.  Average revenue per device sold increased due to general customer preference for higher-priced smartphones. The total number of devices sold decreased by 8% due primarily to the Divestiture Transaction.

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

Key components of the $67.8 million, or 14%, decrease in System operations expenses to $408.6 million were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $38.0 million, or 31%, due primarily to lower rates. Data roaming usage increased; however, the impact of the increase was more than offset by lower rates for both data and voice and lower voice volume.

•         Customer usage expenses decreased by $21.0 million, or 14%, driven by decreases in intercarrier charges and certain data costs partially offset by increases due to network costs for 4G LTE.

•         Maintenance, utility and cell site expenses decreased $8.8 million, or 4%, driven primarily by impacts of the Divestiture Transaction and the NY1 & NY2 Deconsolidation.

U.S. Cellular expects system operations expenses to increase in the future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage. However, these increases are expected to be offset to some extent by cost savings generated by shifting data traffic to the 4G LTE network from the 3G network and initiatives designed to slow the growth of overall customer data usage.

Cost of equipment sold

Cost of equipment sold increased by $80.0 million, or 21%, in 2013 to $458.8 million. The increase was driven by a 31% increase in the average cost per device sold, which more than offset the impact of selling fewer devices. Average cost per device sold increased due to general customer preference for higher-priced 4G LTE smartphones. The total number of devices sold decreased by 8% for the reason noted above.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $289.2 million and $235.8 million for 2013 and 2012, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of smartphones to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers. Smartphones sold as a percentage of total devices sold were 63.7% and 53.0% in the six months ended June 30, 2013 and 2012, respectively.

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

Key components of the $53.1 million, or 6%, decrease to $824.2 million were as follows:

•         Selling and marketing expense decreased by $36.5 million, or 9%, primarily from lower commission expenses and more cost-effective advertising spending.

•         General and administrative expense decreased by $16.6 million, or 3%, driven by corporate cost containment and reduction initiatives partially offset by an increase in bad debts expense.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $98.2 million, or 33%, in 2013 to $392.4 million due primarily to the acceleration of depreciation, amortization and accretion in the Divestiture Markets.  The impact of the acceleration was $88.3 million in 2013.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2013 resulted from the closing of the Divestiture Transaction.  The net gain in 2012 resulted from the sale of a wireless market.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom’s ILEC and CLEC operations served 975,400 wireline customer connections at June 30, 2013, a net decrease of 12,100 customer connections from the 987,500 customer connections served at June 30, 2012.  In addition, TDS Telecom provides IT infrastructure solutions including colocation, dedicated hosting, hosted application management and cloud computing services, and sales, installation and management of IT infrastructure hardware solutions through its HMS operations.

TDS Telecom acquired Vital in June 2012. The operations of Vital are included in HMS operations since the date of acquisition and impact the comparability of the HMS operating results.

The following table summarizes key operating data for TDS Telecom’s ILEC and CLEC operations:

As of June 30,	2013	2012	Change
ILEC
Residential Connections
Physical access lines	342,200	360,100	(17,900)
Broadband connections	224,500	222,400	2,100
IPTV customers	10,500	5,600	4,900
ILEC residential connections	577,200	588,100	(10,900)

Commercial Connections
Physical access lines	104,100	111,100	(7,000)
Broadband connections	18,500	18,400	100
managedIP connections	19,900	13,200	6,700
ILEC commercial connections	142,500	142,700	(200)

CLEC
Residential Connections
Physical access lines	21,800	27,900	(6,100)
Broadband connections	7,200	9,500	(2,300)
CLEC residential connections	29,000	37,400	(8,400)

Commercial Connections
Physical access lines	125,000	145,100	(20,100)
Broadband connections	9,700	12,800	(3,100)
managedIP connections	92,000	61,400	30,600
CLEC commercial connections	226,700	219,300	7,400

Total ILEC and CLEC Customer Connections	975,400	987,500	(12,100)

TDS Telecom

Components of Operating Income

				Percentage
Six Months Ended June 30,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues
ILEC revenues	$283,993	$289,117	$(5,124)	(2)%
CLEC revenues	84,687	88,244	(3,557)	(4)%
HMS revenues	76,938	40,434	36,504	90%
Intra-company elimination	(5,097)	(5,201)	104	2%
TDS Telecom operating revenues	440,521	412,594	27,927	7%

Operating expenses
ILEC expenses	253,149	256,892	(3,743)	(1)%
CLEC expenses	86,721	89,375	(2,654)	(3)%
HMS expenses	85,425	47,151	38,274	81%
Intra-company elimination	(5,097)	(5,201)	104	2%
TDS Telecom operating expenses	420,198	388,217	31,981	8%

TDS Telecom operating income	$20,323	$24,377	$(4,054)	(17)%

ILEC Operations

Components of Operating Income
				Percentage
Six Months Ended June 30,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues
Residential	$138,902	$139,481	$(579)	-
Commercial	48,550	48,331	219	-
Wholesale	96,541	101,305	(4,764)	(5)%
Total operating revenues	283,993	289,117	(5,124)	(2)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	94,216	96,348	(2,132)	(2)%
Selling, general and administrative	83,113	84,730	(1,617)	(2)%
Depreciation, amortization and accretion	76,548	75,612	936	1%
Loss on asset disposals, net	(728)	163	(891)	>(100)%
Loss on sale of business and other exit costs, net	-	39	(39)	N/M
Total operating expenses	253,149	256,892	(3,743)	(1)%
Total operating income	$30,844	$32,225	$(1,381)	(4)%

N/M – Not meaningful

Operating Revenues

Residential revenues consist of voice, data and video services to TDS Telecom’s residential customer base.

Residential revenues were relatively unchanged at $138.9 million in 2013.  A 2% reduction in the number of average residential connections reduced revenues by $2.0 million offset by a 2% increase in average revenue per residential connection.  The increase in average revenue was mainly driven by customers opting for higher data speeds and growth in higher revenue generating IPTV customers.

Commercial revenues consist of data and voice services and sales and installation of business telephone systems to TDS Telecom’s commercial customer base.

Commercial revenues were relatively unchanged at $48.6 million in 2013 which was due primarily to a 1% increase in average commercial connections as the increase in revenue from growth in managedIP connections of 65% outpaced the decrease in revenue caused by the 6% decline in physical access lines.

Wholesale revenues represent compensation from other carriers for utilizing TDS Telecom’s network infrastructure and regulatory recoveries.

Wholesale revenues declined $4.8 million or 5% to $96.5 million. Wholesale revenues declined $2.7 million due to a 15% reduction in intra-state minutes-of-use.  Network access revenues decreased $2.4 million in 2013 as a result of changes in support mechanisms and in intercarrier compensation resulting from the Reform Order released by the FCC in November 2011.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased $2.1 million or 2% to $94.2 million in 2013 due primarily to decreases in carrier interconnection charges which became effective in July of 2012  related to the Reform Order and a decrease in cost of goods sold primarily related to long distance services. These decreases were partially offset by increases in employee related costs and charges related to IPTV expansion.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.6 million or 2% to $83.1 million in 2013. Reductions in information technology charges, Federal USF contributions, property taxes and legal expenses were partially offset by increases in management consulting expenses.

Loss on asset disposals, net

Loss on asset disposals, net decreased $0.9 million due primarily to a gain recognized on the sale of a warehouse in 2013.

CLEC Operations

Components of Operating Income
				Percentage
Six Months Ended June 30,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues
Residential	$7,013	$9,126	$(2,113)	(23)%
Commercial	70,130	69,246	884	1%
Wholesale	7,544	9,872	(2,328)	(24)%
Total operating revenues	84,687	88,244	(3,557)	(4)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	44,145	45,266	(1,121)	(2)%
Selling, general and administrative	31,782	33,029	(1,247)	(4)%
Depreciation, amortization and accretion	10,668	10,955	(287)	(3)%
Loss on asset disposals, net	126	125	1	1%
Total operating expenses	86,721	89,375	(2,654)	(3)%
Total operating income (loss)	$(2,034)	$(1,131)	$(903)	(80)%

Operating Revenues

Residential revenues consist of data and voice services to TDS Telecom’s residential customer base.

The decrease in Residential revenues of $2.1 million or 23% to $7.0 million in 2013 was due to a 23% decrease in the average number of residential connections as the CLEC operations continue to implement a strategic shift towards serving primarily a commercial subscriber base.

Commercial revenues consist of data and voice services to TDS Telecom’s commercial customer base.

The increase in Commercial revenues of $0.9 million or 1% to $70.1 million in 2013, was due primarily to the revenue increase from the 57% growth in average managedIP connections offset by a decrease in revenue from the decline in the number of average physical access lines and data connections served.

Wholesale revenues represent charges to other carriers for utilizing TDS Telecom’s network infrastructure.

Wholesale revenues decreased $2.3 million or 24% to $7.5 million due primarily to lower average network access rates which became effective in July of 2012 resulting from the FCC Reform Order.

Operating Expenses

Cost of services and products (excluding  Depreciation, amortization and accretion)

Cost of services and products decreased $1.1 million or 2% to $44.1 million in 2013 due to a reduction of purchased network services caused by the declining residential customer base and a decrease in carrier interconnection charges related to the FCC Reform Order.

Selling, general and administrative expenses

The decrease of $1.2 million or 4% to $31.8 million in Selling, general and administrative expense was due primarily to a decrease in bad debt expense and reduced Federal USF contributions.

HMS Operations

Components of Operating Income
				Percentage
Six Months Ended June 30,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues	$76,938	$40,434	$36,504	90%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	54,999	24,864	30,135	>100%
Selling, general and administrative	19,282	13,367	5,915	44%
Depreciation, amortization and accretion	11,031	8,821	2,210	25%
Loss on asset disposals, net	113	99	14	14%
Total operating expenses	85,425	47,151	38,274	81%
Total operating income (loss)	$(8,487)	$(6,717)	$(1,770)	(26)%

Operating Revenues

HMS Operating revenues consist primarily of colocation, dedicated hosting, hosted application management and cloud computing services, and sales, installation and management of IT infrastructure hardware solutions.

Operating revenues increased $36.5 million to $76.9 million in 2013. An acquisition contributed $34.7 million of this increase with the remaining increase due to growth in collocation, cloud, application management and managed hosting services.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $30.1 million to $55.0 million in 2013 due primarily to $27.7 million from an acquisition and increases in expense to support new revenue growth.

Selling, general and administrative expense

Selling, general and administrative expense increased $5.9 million to $19.3 million in 2013 due primarily to $6.7 million from an acquisition.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $2.2 million to $11.0 million due primarily to an acquisition, with customer list and trade name amortization contributing $1.5 million of the increase.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

RESULTS OF OPERATIONS — CONSOLIDATED

Three Months Ended June 30,	2013	2012	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$995,130	$1,104,400	$(109,270)	(10)%
TDS Telecom	223,460	208,519	14,941	7%
All other (1)	9,576	10,250	(674)	(7)%
Total operating revenues	1,228,166	1,323,169	(95,003)	(7)%
Operating expenses
U.S. Cellular	776,038	1,020,237	(244,199)	(24)%
TDS Telecom	211,028	197,234	13,794	7%
All other (1)	(41,127)	14,622	(55,749)	>(100)%
Total operating expenses	945,939	1,232,093	(286,154)	(23)%
Operating income (loss)
U.S. Cellular	219,092	84,163	134,929	>100%
TDS Telecom	12,432	11,285	1,147	10%
All other (1)	50,703	(4,372)	55,075	>100%
Total operating income	282,227	91,076	191,151	>100%
Other income and (expenses)
Equity in earnings of unconsolidated entities	35,605	25,392	10,213	40%
Interest and dividend income	2,600	2,352	248	11%
Gain (loss) on investments	14,518	(3,728)	18,246	>100%
Interest expense	(23,749)	(23,139)	(610)	(3)%
Other, net	(197)	(249)	52	21%
Total investment and other income (expense)	28,777	628	28,149	>100%

Income before income taxes	311,004	91,704	219,300	>100%
Income tax expense	132,607	35,765	96,842	>100%

Net income	178,397	55,939	122,458	>100%
Less: Net income attributable to noncontrolling interests, net of tax	(22,320)	(13,602)	(8,718)	(64)%
Net income attributable to TDS shareholders	156,077	42,337	113,740	>100%
Preferred dividend requirement	(12)	(12)	-	-
Net income available to common shareholders	$156,065	$42,325	$113,740	>100%

Basic earnings per share attributable to TDS shareholders	$1.44	$0.39	$1.05	>100%

Diluted earnings per share attributable to TDS shareholders	$1.42	$0.39	$1.03	>100%

(1)     Consists of Non-Reportable Segment, corporate operations and intercompany eliminations between U.S. Cellular, TDS Telecom, the Non-Reportable Segment and corporate operations. TDS recognized an incremental gain of $53.5 million compared to U.S. Cellular upon closing of the Divestiture Transaction as a result of lower asset basis in the assets disposed.

Operating Revenues and Expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating Revenues and Expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the LA Partnership contributed $19.8 million and $19.2 million to Equity in earnings of unconsolidated entities in 2013 and 2012, respectively.  In 2013, TDS’ investment in the NY1 & NY2 Partnerships contributed $8.6 million.

Gain (loss) on investments

Gain (loss) on investments in 2013 reflects a gain of $14.5 million as a result of TDS’ deconsolidation of NY1 & NY2 in April 2013.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense and the overall effective tax rate on Income before income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income or loss. The impact due to the NY1& NY2 Deconsolidation caused a decrease in the Noncontrolling shareholders’ or partners’ line item below for the three months ended June 30, 2013.

	Three Months Ended
	June 30,
	2013	2012
(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$22,340	$8,667
Noncontrolling shareholders’ or partners’	(20)	4,935
	$22,320	$13,602

RESULTS OF OPERATIONS — U.S. CELLULAR

Components of Operating Income

Three Months Ended June 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Retail service	$802,408	$889,219	$(86,811)	(10)%
Inbound roaming	65,033	86,363	(21,330)	(25)%
Other	43,525	54,160	(10,635)	(20)%
Service revenues	910,966	1,029,742	(118,776)	(12)%
Equipment sales	84,164	74,658	9,506	13%
Total operating revenues	995,130	1,104,400	(109,270)	(10)%

System operations (excluding Depreciation, amortization and accretion reported below)	192,267	243,227	(50,960)	(21)%
Cost of equipment sold	217,070	191,700	25,370	13%
Selling, general and administrative	404,127	435,053	(30,926)	(7)%
Depreciation, amortization and accretion	202,580	147,555	55,025	37%
Loss on asset disposals, net	9,018	2,702	6,316	>100%
(Gain) loss on sale of business and other exit costs, net	(249,024)	-	(249,024)	N/M
Total operating expenses	776,038	1,020,237	(244,199)	(24)%
Operating income	$219,092	$84,163	$134,929	>100%

N/M – Not meaningful

Operating Revenues

Retail service revenues

Retail service revenues decreased $86.8 million, or 10%, to $802.4 million in 2013 due primarily to decreases in billed ARPU and U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation).

Billed ARPU per customer decreased to $50.60 in 2013 compared to $50.99 in 2012. The net decrease resulted primarily from declines in voice revenues partly offset by growth in revenues from data products and services.

Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring revenues, net of redemptions, of $5.0 million and $6.3 million in the three months ended June, 30 2013 and 2012, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues decreased by $21.3 million, or 25%, to $65.0 million in 2013 compared to 2012. An increase in inbound data roaming usage was offset by the combined impacts of lower voice usage and lower rates for both data and voice.  The decline in roaming revenues was offset by a decline in roaming expense also due to lower rates.

Other revenues

Other revenues decreased by $10.6 million, or 20%, to $43.5 million due primarily to a decrease in ETC revenues.  ETC revenues in 2013 were $29.4 million compared to $38.4 million in 2012 and decreased due to the 20% phase down of USF support which started in July 2012.

Equipment sales revenues

Equipment sales revenues increased by $9.5 million, or 13%, in 2013 to $84.2 million driven by a 25% increase in the average revenue per device sold, reflecting shifts in customer preference to higher-priced smartphones as well as increases in activation and upgrade fees.  The total number of devices sold decreased by 15% due primarily to the Divestiture Transaction.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall decrease in System operations expenses were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $24.6 million, or 38%, due primarily to lower rates. Data roaming usage increased; however, the impact of the increase was more than offset by lower rates for both data and voice and lower voice volume.

•         Maintenance, utility and cell site expenses decreased $10.3 million, or 10%, due primarily to the impacts of the Divestiture Transaction and the NY1 & NY2 Deconsolidation.

•         Customer usage expense decreased $16.1 million, or 21%, driven by decreases in intercarrier charges and certain data costs.

Cost of equipment sold

Cost of equipment sold increased in 2013 compared to 2012 due primarily to a shift in the mix of units sold to higher-priced smartphones, which resulted in an increase of 35% in average cost per device sold, partially offset by a 15% decrease in the total number of devices sold for the reason noted above.

Selling, general and administrative

Key components of the $30.9 million, or 7%, decrease to $404.1 million were as follows:

•         Selling and marketing expense decreased by $20.0 million, or 11%, primarily from lower commission expenses, more cost-effective advertising spending and reduced employee and facilities costs as a result of the Divestiture Transaction.

•         General and administrative expense decreased by $10.9 million, or 4%, driven by lower employee costs and the NY1 & NY2 Deconsolidation.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $55.0 million, or 37%, in 2013 to $202.6 million due primarily to the acceleration of depreciation, amortization and accretion in the Divestiture Markets. The impact of the acceleration was $50.3 million in 2013.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2013 resulted from the closing of the Divestiture Transaction.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom

Components of Operating Income

Three months ended June 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Operating revenues
ILEC revenues	$142,473	$144,052	$(1,579)	(1)%
CLEC revenues	42,133	44,200	(2,067)	(5)%
HMS revenues	41,374	22,876	18,498	81%
Intra-company elimination	(2,520)	(2,609)	89	3%
TDS Telecom operating revenues	223,460	208,519	14,941	7%

Operating expenses
ILEC expenses	125,017	128,366	(3,349)	(3)%
CLEC expenses	43,339	45,009	(1,670)	(4)%
HMS expenses	45,192	26,468	18,724	71%
Intra-company elimination	(2,520)	(2,609)	89	3%
TDS Telecom operating expenses	211,028	197,234	13,794	7%

TDS Telecom operating income	$12,432	$11,285	$1,147	10%

ILEC Operations

Components of Operating Income

Three months ended June 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Operating revenues
Residential	$69,516	$70,082	$(566)	(1)%
Commercial	24,266	24,201	65	-
Wholesale	48,691	49,769	(1,078)	(2)%
Total operating revenues	142,473	144,052	(1,579)	(1)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	46,621	47,180	(559)	(1)%
Selling, general and administrative expenses	41,274	43,216	(1,942)	(4)%
Depreciation, amortization and accretion	37,972	37,834	138	-
Loss on asset disposals, net	(850)	136	(986)	>(100)%
Total operating expenses	125,017	128,366	(3,349)	(3)%

Total operating income	$17,456	$15,686	$1,770	11%

Operating Revenues

Residential revenues

Residential revenues decreased $0.6 million or 1% to $69.5 million in 2013.  A 2% reduction in the number of average residential connections decreased revenues by $1.0 million. This was mostly offset by a 1% increase in average revenue per residential connection driven by growth in higher revenue generating IPTV customers.

Commercial revenues

Commercial revenues remained flat at $24.3 million in 2013 due primarily to the growth in manangedIP connections offsetting a 6% decline in average physical access line connections.

Wholesale revenues

Wholesale revenues declined $1.1 million or 2% to $48.7 million.  Network access revenues decreased $1.7 million in 2013 as a result of changes in support mechanisms and in intercarrier compensation resulting from the Reform Order. Wholesale revenues also declined $1.0 million due to an 11% reduction in intra-state minutes-of-use.  Settlements with carriers combined with an increase in special access revenues increased revenues $1.5 million.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased $0.6 million or 1% to $46.6 million in 2013 due primarily to decreases in carrier interconnection charges related to the Reform Order along with decreases in cost of goods sold related to long distance services and DSL modems. These decreases were partially offset by increased costs associated with maintenance and the provisioning of IPTV.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.9 million or 4% to $41.3 million in 2013 due primarily to reduced information technology charges and contributions into the Federal USF partially offset by increases in management consulting expenses.

Loss on asset disposals, net

Loss on asset disposals, net decreased $1.0 million due primarily to a gain recognized on the sale of a warehouse in 2013.

CLEC Operations

Components of Operating Income

Three months ended June 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Operating revenues
Residential	$3,395	$4,338	$(943)	(22)%
Commercial	35,022	34,906	116	-%
Wholesale	3,716	4,956	(1,240)	(25)%
Total operating revenues	42,133	44,200	(2,067)	(5)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	22,183	22,702	(519)	(2)%
Selling, general and administrative expenses	15,850	16,769	(919)	(5)%
Depreciation, amortization and accretion	5,221	5,466	(245)	(4)%
Loss on asset disposals, net	85	72	13	18%
Total operating expenses	43,339	45,009	(1,670)	(4)%

Total operating income (loss)	$(1,206)	$(809)	$(397)	(49)%

Operating Revenues

Residential revenues

Residential revenues decreased $0.9 million or 22% to $3.4 million in 2013 due to a 23% decline in average residential connections in 2013.

Commercial revenues

Commercial revenues were relatively unchanged from 2012 at $35.0 million in 2013 as the revenue increase from the growth in managedIP connections was offset by decreases in revenue from the decline in the number of physical access lines served.

Wholesale revenues

Wholesale revenues decreased $1.2 million or 25% to $3.7 million due to lower average network access rates which became effective in July of 2012 primarily as the result of the Reform Order, as well as a 7% decline in minutes-of-use.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased $0.5 million or 2% to $22.2 million due primarily to the reduction of purchased network services and long-distance charges caused by the declining residential customer base and a decline in carrier interconnection charges due to the FCC Reform Order.

Selling, general and administrative expenses

The decrease of $0.9 million or 5% to $15.9 million in Selling, general and administrative expenses was due primarily to a decrease in contributions to the Federal USF.

HMS Operations

Components of Operating Income
				Percentage
Three months ended June 30,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues	$41,374	$22,876	$18,498	81%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	30,185	15,090	15,095	>100%
Selling, general and administrative expenses	9,361	6,635	2,726	41%
Depreciation, amortization and accretion	5,563	4,645	918	20%
Loss on asset disposals, net	83	98	(15)	(15)%
Total operating expenses	45,192	26,468	18,724	71%

Total operating income (loss)	$(3,818)	$(3,592)	$(226)	(6)%

Operating Revenues

Operating revenues increased $18.5 million to $41.4 million in 2013.  An acquisition contributed $17.8 million of the increase with the remaining increase due to growth in collocation, cloud, application management and managed hosting services.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $15.1 million to $30.2 million in 2013 due primarily to $14.2 million from an acquisition and increases in expense to support new revenue growth.

Selling, general and administrative expense

Selling, general and administrative expense increased $2.7 million to $9.4 million in 2013 due primarily to $3.0 million from an acquisition.

Depreciation, amortization and accretion expense

The $0.9 million increase in Depreciation, amortization and accretion expense to $5.6 million was due primarily to an acquisition, with customer list and trade name amortization contributing $0.7 million of the increase.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on TDS’ financial condition or results of operations.  See Note 1 – Basis of Presentation in the Notes to the Consolidated Financial Statements for additional information.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS' cash flow activities for the six months ended June 30, 2013 and 2012.

	2013	2012
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$521,492	$506,910
Investing activities	110,696	(428,860)
Financing activities	(126,254)	(27,561)
Net increase in cash and cash equivalents	$505,934	$50,489

The Divestiture Transaction, as described above, resulted in net Cash used in operating activities of $17.1 million and net Cash from investing activities of $480.0 million during the six months ended June 30, 2013.  Cash flows from operating and investing activities in future periods will be impacted by the Divestiture Transaction.

Cash Flows from Operating Activities

Cash flows from operating activities were $521.5 million in 2013 and $506.9 million in 2012.  Significant items to note are as follows:

•         Net income increased by $61.9 million.  This increase primarily resulted from the gains recognized as a result of the closing of the Divestiture Transaction and the NY1& NY2 Deconsolidation, partially offset by an increase in non-cash expenses, including depreciation expense.

•         Income tax payments, net of $11.8 million were recorded in 2013 compared to income tax refunds, net of $48.6 million in 2012.  Federal tax refunds of $59.9 million were received in 2012 primarily related to a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.

•         Distributions from unconsolidated entities provided $47.6 million and $7.0 million in 2013 and 2012, respectively.  This change was primarily a result of a timing difference in the receipt of a distribution from the LA Partnership.

•         Changes in Inventory required $8.1 million in 2013 and required $58.5 million in 2012.  This change was due primarily to higher beginning inventory levels at December 31, 2012 relative to December 31, 2011, and lower inventory purchases in 2013 compared to 2012.

•         Changes in Accounts payable provided $58.2 million in 2013 and required $23.3 million in 2012.  Changes in Accounts payable were driven primarily by payment timing differences related to operating expenses, capital purchases and device purchases.

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

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $356.2 million in the six months ended June 30, 2013 and $452.4 million in the six months ended June 30, 2012. Cash used for additions to property, plant and equipment is reported in the Consolidated Statement of Cash Flows and excludes amounts accrued in Accounts receivable and Accounts payable for capital expenditures at June 30, 2013 and includes amounts received and/or paid in the current period that were accrued at December 31, 2012.  Cash used for additions to property, plant and equipment totaled $384.3 million in the six months ended June 30, 2013 and $501.2 million in the six months ended June 30, 2012. These expenditures were made to provide for customer and usage growth (in recent periods, particularly with respect to data usage growth), to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•         U.S. Cellular’s capital expenditures totaled $286.9 million in 2013 and $384.5 million in 2012 representing expenditures made to construct new cell sites, build out 4G LTE networks in certain markets, increase capacity in existing cell sites and switches, develop new and enhance existing office systems such as the new Billing and Operational Support System (“B/OSS”) and customer relationship management platforms, and construct new and remodel existing retail stores.  The decrease in capital expenditures on a year-over-year basis is due primarily to the timing of spending for network operations equipment.

•         TDS Telecom’s capital expenditures totaled $66.1 million in 2013 and $78.6 million in 2012.  Capital expenditures for ILEC operations totaled $51.8 million in 2013 and $60.0 million in 2012 representing expenditures to upgrade plant and equipment to provide enhanced services.  Capital expenditures for CLEC operations totaled $9.4 million in 2013 and $10.0 million in 2012 for switching and other network facilities.  Capital expenditures for HMS operations totaled $4.8 million in 2013 and $8.6 million in 2012, representing expenditures to expand data center facilities including the purchase of IT-related equipment to deliver products and services.

Cash payments for acquisitions for the six months ended June 30, 2013 and 2012 were as follows:

Cash Payment for Acquisitions	2013	2012
(Dollars in thousands)
U.S. Cellular licenses	$14,150	$12,647
TDS Telecom business	-	39,566
Total	$14,150	$52,213

Cash amounts paid for the acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

As described above, U.S. Cellular received $480.0 million in cash at the close of the Divestiture Transaction in May 2013.  This resulted in a current tax liability of $128.9 million, which had not been paid as of June 30, 2013.  TDS expects to pay this tax liability in the third quarter of 2013.

In June 2013, U.S. Cellular entered into a definitive agreement to sell the majority of its Mississippi Valley non-operating market license (“unbuilt license”) for $308.0 million.  This transaction will result in an estimated gain of $252.2 million and an estimated current tax liability of $96.0 million.  The transaction is subject to regulatory approval and is expected to close by the end of 2013.  In addition, the U.S. Cellular Board of Directors approved the sale of U.S. Cellular’s St. Louis area unbuilt license.

On August 1, 2013, TDS acquired substantially all of the assets of Baja for $267.5 million in cash, subject to a working capital adjustment.  Cash flows from investing activities in future periods will be impacted by this purchase.

In March 2012, U.S. Cellular sold the majority of the assets and liabilities of a wireless market for $49.8 million in cash.

In 2012, TDS invested $45.0 million in U.S. Treasury Notes with maturities of greater than three months from the acquisition date.  TDS realized proceeds of $15.0 million and $128.4 million in 2013 and 2012, respectively, related to the maturities of its investments in U.S. Treasury Notes, corporate notes, and certificates of deposit.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect repayments of and proceeds from short-term and long-term debt balances, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.

TDS did not repurchase any Common Shares in the six months ended June 30, 2013 and 2012, respectively.  Payments for repurchases of U.S. Cellular Common Shares required $18.4 million in 2013.  U.S. Cellular did not repurchase any Common Shares in the six months ended June 30, 2012.  See Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.  Of the $482.3 million paid, TDS received $407.1 million while external shareholders received $75.2 million.  The cash paid to external shareholders is presented as U.S. Cellular dividends paid to noncontrolling public shareholders on the Consolidated Statement of Cash Flows.

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

Six Months Ended June 30,	2013	2012
(Dollars in thousands)
Cash flows from operating activities	$521,492	$506,910
Cash used for additions to property, plant and equipment	(384,281)	(501,211)
Free cash flow	$137,211	$5,699

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Free cash flow.

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

The following table summarizes TDS’ and U.S. Cellular’s cash and investments as of June 30, 2013.

(Dollars in thousands)	TDS	U.S. Cellular (1)
Cash and cash equivalents	$1,246,400	$467,400
Short-term investments	$110,400	$110,400
Long-term investments	$40,100	$40,100

(1)	Also included as a component of the TDS column.

See Financial Resources for more information about Cash flows from operating activities and Cash flows from investing activities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At June 30, 2013, the majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury securities or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

Short-term and Long-term investments consist primarily of U.S. Treasury securities which are designated as held-to-maturity investments and are recorded at amortized cost in the Consolidated Balance Sheet.  For these investments, TDS’ objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information on Short-term and Long-term investments.

Revolving Credit Facilities

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At June 30, 2013, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

As of June 30, 2013, TDS’ and U.S. Cellular’s senior debt credit ratings from nationally recognized credit rating agencies remained at investment grade.

The following table summarizes the terms of such revolving credit facilities as of June 30, 2013:

(Dollars in millions)	TDS	U.S. Cellular
Maximum borrowing capacity	$400.0	$300.0
Letters of credit outstanding	$0.2	$17.6
Amount borrowed	$-	$-
Amount available for use	$399.8	$282.4
Agreement date	December 2010	December 2010
Maturity date	December 2017	December 2017

In June 2013, U.S. Cellular was granted contingent approval of its winning bids in Auction 901 and provided $17.4 million in letters of credit to the FCC.  See FCC Reform Order – Auction 901 above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe that they were in compliance as of June 30, 2013 with all of the covenants and requirements set forth in their revolving credit facilities.  TDS also has certain other non-material credit facilities from time to time.

Long-Term Financing

There were no material changes to Long-Term Financing as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2012.

TDS and its subsidiaries’ long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes that it and its subsidiaries were in compliance as of June 30, 2013 with all covenants and other requirements set forth in its long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2013 and the next four years represent less than 1% of the total long-term debt obligation at June 30, 2013.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2012 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.

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

In May 2013, TDS and U.S. Cellular each filed a shelf registration statement on Form S-3 to issue senior or subordinated debt securities. The proceeds from any such issuances may be used for general corporate purposes, including: the possible reduction of other long-term debt; in connection with acquisition, construction and development programs; the reduction of short-term debt; for working capital; to provide additional investments in subsidiaries; or the repurchase of shares.  The TDS shelf registration statement is an automatic shelf registration that has become effective and permits TDS to issue at any time and from time to time senior or subordinated debt securities in one or more offerings in an indeterminate amount.  After it is effective, the U.S. Cellular shelf registration statement will permit U.S. Cellular to issue at any time and from time to time senior or subordinated debt securities in one or more offerings up to an aggregate principal amount of $500 million.  The ability of TDS or U.S. Cellular to complete an offering pursuant to such shelf registration statements is subject to market conditions and other factors at the time.

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

TDS Telecom’s capital expenditures for 2013 are expected to be approximately $165 million.  These expenditures are expected to be for the following general purposes:

•        Process and productivity initiatives;

•        Increased network and product capabilities for broadband services;

•        Expansion of IPTV;

•        Success-based spending to sustain managedIP, IPTV and HMS growth;

•        Fund its share for projects approved under the Recovery Act; and

•        Plant upgrades and success-based spending at Baja.

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

TDS also may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, properties, wireless spectrum and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement.  See Note 5 — Acquisitions, Divestitures and Exchanges and Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information related to significant transactions.

Variable Interest Entities

TDS consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 9 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Share Repurchase Programs

In the past year, TDS and U.S. Cellular have repurchased and expect to continue to purchase their Common Shares, in each case subject to any available repurchase program.  For additional information related to the current TDS and U.S. Cellular repurchase authorizations and repurchases made during 2013 and 2012, see Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2012 and June 30, 2013 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2012.

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  Pursuant to an updated Statement of Work dated June 29, 2012, the initial implementation of B/OSS is expected to take until the third quarter of 2013 to complete and total payments to Amdocs are estimated to be approximately $190.1 million (subject to certain potential adjustments) over the period from commencement of the SLMA in 2010 through the end of 2013.  As of June 30, 2013, $116.3 million had been paid to Amdocs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 —  Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2012.  There were no material changes to TDS’ application of critical accounting policies and estimates during the three and six months ended June 30, 2013.

Goodwill and Licenses Impairment Assessment

TDS has significant amounts recorded as Licenses and Goodwill in its Consolidated Balance Sheet.  Licenses and Goodwill must be assessed for impairment annually or more frequently if events or changes in circumstances indicate that such assets might be impaired.  TDS performs annual impairment testing of Licenses and Goodwill, as required by GAAP, in the fourth quarter of its fiscal year, based on fair values and net carrying values determined as of November 1.  The estimated fair values are dependent on key assumptions including expected revenue growth rates, terminal growth rates, discount rates and capital expenditures.  Significant changes in these and other assumptions, as well as market participant information could cause estimated fair values to decline resulting in potential impairments of licenses and/or goodwill. The estimated fair value of two recently acquired HMS reporting units exceeded the corresponding carrying value by 20% or less as of the November 1, 2012 goodwill impairment testing date.  Recent acquisitions inherently have a higher impairment risk since carrying value is often proximate to fair value in the years immediately after the respective acquisitions.  Therefore, these two HMS reporting units have a heightened risk of goodwill impairment relative to TDS’ other reporting units in future periods.

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

•         TDS enters into commitments to purchase devices from vendors, the terms of which may span multiple years.  If TDS is unable to sell such committed devices at the rates and prices it projects, such differences could have a material adverse impact on TDS' business, financial condition or results of operations.

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

TDS maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to TDS’ management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2013, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting are updated as necessary to accommodate modifications to our business processes and accounting procedures.  During the second quarter of 2013, U.S. Cellular initiated the migration of its customers to a new billing and operational support system.  The migration is expected to be completed during the third quarter of 2013.  There have been no other changes in TDS’ internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the second quarter of 2013 and had no borrowings outstanding under their revolving credit facilities as of June 30, 2013.

A description of TDS’ revolving credit facility is included under Item 1.01 in TDS’ Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6.  Exhibits.

Exhibit 3.1 — Restated Bylaws of TDS are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated July 19, 2013.

Exhibit 4.1 — Restated Bylaws of TDS are hereby incorporated to Exhibit 3.1.

Exhibit 4.2 — Form of Subordinated Indenture between TDS and The Bank of New York Mellon Trust Company, N.A. is hereby incorporated by reference to Exhibit 4.2 to TDS’ Registration Statement on Form S-3 dated May 31, 2013.

Exhibit 10.1 — TDS 2013 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated March 6, 2013.

Exhibit 10.2 — TDS Restated Compensation Plan for Non-Employee Directors is hereby incorporated by reference to Exhibit A to the TDS Notice of Annual Meeting of Shareholders and Proxy Statement dated April 19, 2013.

Exhibit 10.3 — TDS Form of Corporate Officer Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated May 10, 2013.

Exhibit 10.4 — TDS Form of Corporate Officer Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated May 10, 2013.

Exhibit 10.5 — U.S. Cellular Form of Long-Term Incentive Plan Stock Option Award Agreement for officers is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated May 14, 2013.

Exhibit 10.6 — U.S. Cellular Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for officers is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated May 14, 2013.

Exhibit 10.7 — U.S. Cellular Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement —Phantom Stock Account for officers is hereby incorporated by reference to Exhibit 10.5 to U.S. Cellular’s Current Report on Form 8-K dated May 14, 2013.

Exhibit 10.8 — U.S. Cellular 2013 Officer Annual Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 24, 2013.

Exhibit 10.9 — Letter Agreement dated July 25, 2013 between U.S. Cellular and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 25, 2013

Exhibit 11 — Statement regarding computation of per share earnings is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12 — Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1 — Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2 — Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1 — Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2 — Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 2, 2013	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	August 2, 2013	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Controller (principal financial officer and principal accounting officer)