Form 10-Q
period 2013-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2013-11-01
CIK 1051512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	 Non-accelerated filer		Smaller reporting company	

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at September 30, 2013
Common Shares, $0.01 par value			101,334,304 Shares
Series A Common Shares, $0.01 par value			7,156,880 Shares

Part I. Financial Information
Item 1. Financial Statements
Telephone and Data Systems, Inc. Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2013	2012	2013	2012
Operating revenues	$1,180,980	$1,370,108	$3,717,719	$3,999,068

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	481,285	600,459	1,556,908	1,637,340
Selling, general and administrative	476,864	506,217	1,434,487	1,516,220
Depreciation, amortization and accretion	255,295	196,219	751,575	592,162
Loss on impairment of assets	-	-	-	515
Loss on asset disposals, net	2,155	11,642	16,090	16,716
(Gain) loss on sale of business and other exit costs, net	(1,534)	65	(297,637)	(4,109)
Total operating expenses	1,214,065	1,314,602	3,461,423	3,758,844

Operating income (loss)	(33,085)	55,506	256,296	240,224

Investment and other income (expense)
Equity in earnings of unconsolidated entities	37,609	25,015	100,303	73,796
Interest and dividend income	2,507	2,359	6,685	6,894
Gain (loss) on investments	-	-	14,518	(3,728)
Interest expense	(24,961)	(20,497)	(73,208)	(68,100)
Other, net	145	217	(206)	196
Total investment and other income (expense)	15,300	7,094	48,092	9,058

Income (loss) before income taxes	(17,785)	62,600	304,388	249,282
Income tax expense (benefit)	(6,731)	22,442	130,056	85,619
Net income (loss)	(11,054)	40,158	174,332	163,663
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,542)	11,041	26,348	39,955
Net income (loss) attributable to TDS shareholders	(9,512)	29,117	147,984	123,708
TDS Preferred dividend requirement	(12)	(12)	(37)	(37)
Net income (loss) available to common shareholders	$(9,524)	$29,105	$147,947	$123,671

Basic weighted average shares outstanding	108,571	108,819	108,405	108,735
Basic earnings (loss) per share attributable to TDS shareholders	$(0.09)	$0.27	$1.36	$1.14

Diluted weighted average shares outstanding	108,571	109,246	108,993	109,018
Diluted earnings (loss) per share attributable to TDS shareholders	$(0.09)	$0.26	$1.35	$1.13

Dividends per share to TDS shareholders	$0.1275	$0.1225	$0.3825	$0.3675

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income (loss)	$(11,054)	$40,158	$174,332	$163,663
Net change in accumulated other comprehensive income (loss)
Change in net unrealized gain (loss) on equity investments	-	-	51	49
Change in foreign currency translation adjustment	(34)	-	(19)	-
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(900)	(934)	(2,703)	(2,802)
Amortization of unrecognized net loss	602	623	1,806	1,869
	(298)	(311)	(897)	(933)
Change in deferred income taxes	114	462	341	1,395
Change related to retirement plan, net of tax	(184)	151	(556)	462
Net change in accumulated other comprehensive income (loss)	(218)	151	(524)	511
Comprehensive income (loss)	(11,272)	40,309	173,808	164,174
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1,542)	11,041	26,348	39,955
Comprehensive income (loss) attributable to TDS shareholders	$(9,730)	$29,268	$147,460	$124,219

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$174,332	$163,663
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	751,575	592,162
Bad debts expense	56,693	56,597
Stock-based compensation expense	21,867	31,724
Deferred income taxes, net	(30,748)	52,169
Equity in earnings of unconsolidated entities	(100,303)	(73,796)
Distributions from unconsolidated entities	51,879	45,558
Loss on impairment of assets	-	515
Loss on asset disposals, net	16,090	16,716
(Gain) loss on sale of business and other exit costs, net	(297,637)	(4,109)
(Gain) loss on investments	(14,518)	3,728
Noncash interest expense	1,498	2,555
Other operating activities	575	1,650
Changes in assets and liabilities from operations
Accounts receivable	(216,700)	(69,478)
Inventory	11,114	(70,918)
Accounts payable	33,312	(37,728)
Customer deposits and deferred revenues	21,883	28,323
Accrued taxes	41,838	107,502
Accrued interest	9,451	9,488
Other assets and liabilities	(94,301)	(95,785)
	437,900	760,536

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(631,370)	(730,897)
Cash paid for acquisitions and licenses	(280,383)	(97,523)
Cash received from divestitures	484,300	50,182
Cash paid for investments	-	(45,000)
Cash received for investments	80,000	143,444
Other investing activities	13,860	(13,121)
	(333,593)	(692,915)

Cash flows from financing activities
Repayment of long-term debt	(1,196)	(2,435)
Issuance of long-term debt	-	358
TDS Common Shares and Special Common Shares reissued for benefit plans, net of tax payments	7,537	(23)
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	2,840	(2,299)
Repurchase of TDS Common Shares	(5,813)	-
Repurchase of U.S. Cellular Common Shares	(18,544)	-
Dividends paid to TDS shareholders	(41,430)	(39,930)
U.S. Cellular dividends paid to noncontrolling public shareholders	(75,235)	-
Payment of debt issuance costs	(23)	-
Distributions to noncontrolling interests	(3,447)	(1,491)
Other financing activities	1,612	4,208
	(133,699)	(41,612)

Net increase (decrease) in cash and cash equivalents	(29,392)	26,009

Cash and cash equivalents
Beginning of period	740,481	563,275
End of period	$711,089	$589,284

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	September 30, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$711,089	$740,481
Short-term investments	45,162	115,700
Accounts receivable
Due from customers and agents, less allowances of $35,691 and $28,152, respectively	509,785	409,720
Other, less allowances of $2,529 and $5,263, respectively	177,026	164,608
Inventory	149,489	160,692
Net deferred income tax asset	62,479	43,411
Prepaid expenses	94,989	86,385
Income taxes receivable	1,909	9,625
Other current assets	36,011	32,815
	1,787,939	1,763,437

Assets held for sale	78,413	163,242

Investments
Licenses	1,420,541	1,480,039
Goodwill	821,155	797,194
Franchise rights	123,668	-
Other intangible assets, net of accumulated amortization of $107,182 and $143,613, respectively	59,841	58,522
Investments in unconsolidated entities	345,411	179,921
Long-term investments	40,099	50,305
Other investments	689	824
	2,811,404	2,566,805
Property, plant and equipment
In service and under construction	11,039,077	10,808,499
Less: Accumulated depreciation	7,157,242	6,811,233
	3,881,835	3,997,266

Other assets and deferred charges	140,109	133,150

Total assets	$8,699,700	$8,623,900

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	September 30, 2013	December 31, 2012
Current liabilities
Current portion of long-term debt	$1,806	$1,233
Accounts payable	398,867	377,291
Customer deposits and deferred revenues	244,526	222,345
Accrued interest	15,799	6,565
Accrued taxes	107,183	48,237
Accrued compensation	97,266	134,932
Other current liabilities	142,851	134,005
	1,008,298	924,608

Liabilities held for sale	471	19,594

Deferred liabilities and credits
Net deferred income tax liability	851,396	862,580
Other deferred liabilities and credits	445,596	438,727

Long-term debt	1,721,085	1,721,571

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	540	493

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 132,702 shares (7,157 Series A Common and 125,545 Common Shares) and 132,672 shares (7,160 Series A Common and 125,512 Common Shares), respectively
Outstanding 108,491 shares (7,157 Series A Common and 101,334 Common Shares) and 108,031 shares (7,160 Series A Common and 100,871 Common Shares), respectively
Par Value ($.01 per share) of $1,327 ($72 Series A Common and $1,255 Common Shares) and $1,327 ($72 Series A Common and $1,255 Common Shares), respectively	1,327	1,327
Capital in excess of par value	2,301,983	2,304,122
Treasury shares at cost:
24,211 and 24,641 Common Shares, respectively	(727,577)	(750,099)
Accumulated other comprehensive loss	(8,656)	(8,132)
Retained earnings	2,555,765	2,464,318
Total TDS shareholders' equity	4,122,842	4,011,536

Preferred shares	825	825
Noncontrolling interests	548,647	643,966

Total equity	4,672,314	4,656,327

Total liabilities and equity	$8,699,700	$8,623,900

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2012	$1,327	$2,304,122	$(750,099)	$(8,132)	$2,464,318	$4,011,536	$825	$643,966	$4,656,327
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	147,984	147,984	-	-	147,984
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	26,301	26,301
Net unrealized gain (loss) on equity investments	-	-	-	51	-	51	-	-	51
Change in foreign currency translation adjustment	-	-	-	(19)	-	(19)	-	-	(19)
Change related to retirement plan	-	-	-	(556)	-	(556)	-	-	(556)
TDS Common and Series A Common Share dividends	-	-	-	-	(41,393)	(41,393)	-	-	(41,393)
TDS Preferred dividend requirement	-	-	-	-	(37)	(37)	-	-	(37)
U.S. Cellular dividends paid to noncontrolling public shareholders	-	-	-	-	-	-	-	(75,235)	(75,235)
Repurchase of Common Shares	-	-	(5,813)	-	-	(5,813)	-	-	(5,813)
Dividend reinvestment plan	-	671	11,751	-	(5,964)	6,458	-	-	6,458
Incentive and compensation plans	-	532	16,584	-	(9,143)	7,973	-	-	7,973
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	(2,399)	-	-	-	(2,399)	-	(4,462)	(6,861)
Stock-based compensation awards	-	10,381	-	-	-	10,381	-	-	10,381
Tax windfall (shortfall) from stock awards	-	(1,002)	-	-	-	(1,002)	-	-	(1,002)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3,447)	(3,447)
Adjust investment in subsidiaries for noncontrolling interest purchases	-	(10,322)	-	-	-	(10,322)	-	5,294	(5,028)
Deconsolidation of partnerships	-	-	-	-	-	-	-	(43,770)	(43,770)
September 30, 2013	$1,327	$2,301,983	$(727,577)	$(8,656)	$2,555,765	$4,122,842	$825	$548,647	$4,672,314

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2011	$1,326	$2,268,711	$(750,921)	$(8,854)	$2,451,899	$3,962,161	$830	$639,688	$4,602,679
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	123,708	123,708	-	-	123,708
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	39,949	39,949
Net unrealized gain (loss) on equity investments	-	-	-	49	-	49	-	-	49
Change related to retirement plan	-	-	-	462	-	462	-	-	462
TDS Common and Series A Common Share dividends	-	-	-	-	(39,893)	(39,893)	-	-	(39,893)
TDS Preferred dividend requirement	-	-	-	-	(37)	(37)	-	-	(37)
Repurchase of Preferred Shares	-	-	-	-	(16)	(16)	(4)	-	(20)
Dividend reinvestment plan	-	862	10,066	-	(6,067)	4,861	-	-	4,861
Incentive and compensation plans	-	444	1,295	-	(1,385)	354	-	-	354
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	7,581	-	-	-	7,581	-	9,421	17,002
Stock-based compensation awards	-	15,518	-	-	-	15,518	-	-	15,518
Tax windfall (shortfall) from stock awards	-	(108)	-	-	-	(108)	-	-	(108)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(1,491)	(1,491)
Other	-	-	-	-	-	-	-	57	57
September 30, 2012	$1,326	$2,293,008	$(739,560)	$(8,343)	$2,528,209	$4,074,640	$826	$687,624	$4,763,090

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The consolidated financial statements include the accounts of TDS and its majority-owned subsidiaries, including TDS’ 84%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”) and TDS’ wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.

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

Previously, TDS had reported the following reportable segments: U.S. Cellular, TDS Telecom’s incumbent local exchange carrier (“ILEC”), its competitive local exchange carrier (“CLEC”), its Hosted and Managed Services (“HMS”) operations and the Non-Reportable Segment which includes TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc. (“Suttle-Straus”) and TDS’ wholly-owned wireless telephone subsidiary, Airadigm Communications, Inc. (“Airadigm”).  As a result of recent acquisitions and changes in TDS’ strategy, operations and internal reporting, TDS has reevaluated and changed its operating segments during the quarter ended September 30, 2013, which resulted in the following reportable segments: U.S. Cellular, TDS Telecom’s Wireline, Cable and HMS operations, and the Non-Reportable Segment. The Wireline segment consists of the former ILEC and CLEC segments.  The Cable segment consists of Baja Broadband, LLC (“Baja”), which was acquired in August 2013. Periods presented for comparative purposes have been re-presented to conform to the revised presentation described above. All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.

In April 2013, TDS deconsolidated its investments in the St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and New York RSA 2 Cellular Partnership (“NY2”) and thereafter reported them as equity method investments in its consolidated financial statements (“NY1 & NY2 Deconsolidation”).  See Note 7 — Investments in Unconsolidated Entities for additional information.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of September 30, 2013 and December 31, 2012, and the results of operations and changes in comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 and cash flows and changes in equity for the nine months ended September 30, 2013 and 2012. These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

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

Impairment of Long-lived Assets

TDS reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. The impairment test for tangible long-lived assets is a two-step process. The first step compares the carrying value of the asset (or asset group) with the estimated undiscounted cash flows over the remaining asset (or asset group) life. If the carrying value of the asset (or asset group) is greater than the undiscounted cash flows, the second step of the test is performed to measure the amount of impairment loss. The second step compares the carrying value of the asset (or asset group) to its estimated fair value. If the carrying value exceeds the estimated fair value (less cost to sell), an impairment loss is recognized for the difference.

U.S. Cellular has one asset group for purposes of assessing property, plant and equipment for impairment based on the fact that the individual operating markets are reliant on centrally operated data centers, mobile telephone switching offices, network operations center and wide-area network. As a result, U.S. Cellular operates a single integrated national wireless network, and the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities represent cash flows generated by this single interdependent network.

TDS Telecom has five asset groups for purposes of assessing property, plant and equipment for impairment based on their integrated network, assets and operations.  The cash flows generated by each of these asset groups is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

Quoted market prices in active markets are the best evidence of fair value of a tangible long-lived asset and are used when available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including prices for similar assets and the use of other valuation techniques. A present value analysis of cash flow scenarios is often the best available valuation technique. The use of this technique involves assumptions by management about factors that are uncertain including future cash flows, the appropriate discount rate and other inputs. Different assumptions for these inputs could create materially different results.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Operating revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $31.6 million and $99.0 million for the three and  nine months ended September 30, 2013, respectively, and $36.2 million and $114.7 million for the three and nine months ended September 30, 2012, respectively.

2.   Fair Value Measurements

As of September 30, 2013 and December 31, 2012, TDS did not have any financial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	September 30, 2013		December 31, 2012
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$711,089	$711,089	$740,481	$740,481
Short-term investments
U.S. Treasury Notes	1	45,162	45,162	115,700	115,700
Long-term investments
U.S. Treasury Notes	1	40,099	40,154	50,305	50,339
Long-term debt
Retail	1	1,178,250	1,116,630	1,178,250	1,238,204
Institutional and other	2	537,521	517,126	538,657	589,435

Short-term investments and Long-term investments are both designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.  Long-term investment maturities range between 14 and 15 months at September 30, 2013.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair values of Long-term investments were estimated using quoted market prices for the individual issuances. The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular's 6.95% Senior Notes.  TDS’ institutional debt includes U.S. Cellular’s 6.7% Senior Notes which are traded over the counter. TDS estimated the fair value of its institutional and other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.0% to 7.25% at September 30, 2013.

As of September 30, 2013 and December 31, 2012, TDS did not have nonfinancial assets or liabilities that required the application of fair value accounting for purposes of reporting such amounts in the Consolidated Balance Sheet.

3.   Income Taxes

TDS’ overall effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2013 was 37.8% and 42.7%, respectively, and for the three and nine months ended September 30, 2012 was 35.8% and 34.3%, respectively.

The effective tax rate for the three months ended September 30, 2013 was higher than the rate for the three months ended September 30, 2012 primarily as a result of a tax benefit related to the correction of state deferred taxes in 2012.

The effective tax rate for the nine months ended September 30, 2013 was higher than the rate for the nine months ended September 30, 2012 primarily as a result of the deferred tax expense related to the NY1 & NY2 Deconsolidation and the Divestiture Transaction (as described in Note 5 — Acquisitions, Divestitures and Exchanges) in 2013, and tax benefits related to the expiration of the statute of limitations for certain tax years and the correction of state deferred taxes in 2012.

4.   Earnings Per Share

Basic earnings (loss) per share attributable to TDS shareholders is computed by dividing Net income (loss) available to common shareholders of TDS by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share attributable to TDS shareholders is computed by dividing Net income (loss) available to common shareholders of TDS by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing earnings (loss) per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Dollars and shares in thousands, except per share amounts)
Basic earnings (loss) per share attributable to TDS shareholders:
Net income (loss) available to common shareholders of TDS used in basic earnings (loss) per share	$(9,524)	$29,105	$147,947	$123,671
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	-	(211)	(1,065)	(867)
Preferred dividend adjustment	-	12	37	37
Net income (loss) attributable to common shareholders of TDS used in diluted earnings (loss) per share	$(9,524)	$28,906	$146,919	$122,841

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	101,422	101,683	101,256	101,602
Series A Common Shares	7,149	7,136	7,149	7,133
Total	108,571	108,819	108,405	108,735

Effects of dilutive securities:
Stock options	-	15	170	4
Restricted stock units	-	357	363	224
Preferred shares	-	55	55	55
Weighted average number of shares used in diluted earnings (loss) per share	108,571	109,246	108,993	109,018

Basic earnings (loss) per share attributable to TDS shareholders	$(0.09)	$0.27	$1.36	$1.14

Diluted earnings (loss) per share attributable to TDS shareholders	$(0.09)	$0.26	$1.35	$1.13

On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.  Outstanding U.S. Cellular stock options and restricted stock unit awards were equitably adjusted for the special cash dividend.  The impact of such adjustments on the earnings per share calculation was reflected in the three and nine months ended September 30, 2012.

Certain Common Shares issuable upon the exercise of stock options, vesting of restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Shares in thousands)
Stock options	9,199	8,375	7,225	7,983

Restricted stock units	883	-	187	168

Preferred shares	55	-	-	-

5.   Acquisitions, Divestitures and Exchanges

TDS assesses its business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment.  As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications, cable, HMS or other possible businesses.  In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

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

U.S. Cellular has retained other assets and liabilities related to the Divestiture Markets, including network assets, retail stores and related equipment, and other buildings and facilities. The transaction does not affect spectrum licenses held by U.S. Cellular or variable interest entities (“VIEs”) that are not currently used in the operations of the Divestiture Markets. Pursuant to the Purchase and Sale Agreement, U.S. Cellular and Sprint also entered into certain other agreements, including customer and network transition services agreements, which require U.S. Cellular to provide customer, billing and network services to Sprint for a period of up to 24 months after the May 16, 2013 closing date. Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular's cost, including applicable overhead allocations. In addition, these agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  It is estimated that up to $160 million of the Sprint Cost Reimbursement will be recorded in (Gain) loss on sale of business and other exit costs, net and up to $40 million of the Sprint Cost Reimbursement will be recorded in Cost of services and products in the Consolidated Statement of Operations.  For the nine months ended September 30, 2013, $1.1 million of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures in the Consolidated Statement of Cash Flows.

Financial impacts of the Divestiture Transaction are classified in the Consolidated Statement of Operations within Operating income (loss). The table below describes the amounts TDS has recognized and expects to recognize in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period.

(Dollars in thousands)	Expected Period of Recognition	Projected Range		Cumulative Amount Recognized as of September 30, 2013	Actual Amount Recognized Nine Months Ended September 30, 2013	Actual Amount Recognized Three Months Ended September 30, 2013
(Gain) loss on sale of business and other exit costs, net
Proceeds from Sprint
Purchase price	2013	$(480,000)	$(480,000)	$(480,000)	$(480,000)	$-
Sprint Cost Reimbursement	2013-2014	(120,000)	(160,000)	(4,221)	(4,221)	(4,213)
Net assets transferred	2013	160,073	160,073	160,073	160,073	-
Non-cash charges for the write-off and write-down of property under construction and related assets	2012-2013	10,000	14,000	10,726	54	(27)
Employee related costs including severance, retention and outplacement	2012-2014	15,000	20,000	15,071	2,462	(641)
Contract termination costs	2012-2014	125,000	175,000	18,840	18,781	2,176
Transaction costs	2012-2013	4,000	6,000	5,218	4,081	362
Total (Gain) loss on sale of business and other exit costs, net		$(285,927)	$(264,927)	$(274,293)	$(298,770)	$(2,343)

Depreciation, amortization and accretion expense
Incremental depreciation, amortization and accretion, net of salvage values	2012-2014	175,000	210,000	154,058	134,000	45,676
(Increase) decrease in Operating income		$(110,927)	$(54,927)	$(120,235)	$(164,770)	$43,333

Incremental depreciation, amortization and accretion, net of salvage values represents anticipated amounts to be recorded in the specified time periods as a result of a change in estimate for the remaining useful life and salvage value of certain assets and a change in estimate which accelerated the settlement dates of certain asset retirement obligations in conjunction with the Divestiture Transaction.  Specifically, for the years indicated, this is estimated depreciation, amortization and accretion recorded on assets and liabilities of the Divestiture Markets after the November 6, 2012 transaction date less depreciation, amortization and accretion that would have been recorded on such assets and liabilities in the normal course, absent the Divestiture Transaction.  As a result of the accelerated settlement dates of certain asset retirement obligations, TDS reclassified $34.0 million of its asset retirement obligations from long to short-term liabilities at September 30, 2013.

As a result of the transaction, TDS recognized the following amounts in the Consolidated Balance Sheet:

		Nine Months Ended September 30, 2013
(Dollars in thousands)	Balance December 31, 2012	Costs Incurred	Cash Settlements (1)	Adjustments (2)	Balance September 30, 2013
Accrued compensation
Employee related costs including severance, retention, outplacement	$12,305	$6,750	$(11,460)	$(4,288)	$3,307
Other current liabilities
Contract termination costs	$30	$12,201	$(6,561)	$-	$5,670
Other deferred liabilities and credits
Contract termination costs	$-	$7,246	$(1,488)	$-	$5,758

(1)

Cash settlement amounts are included in either the Net income or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

(2)	Adjustment to liability represents changes to previously accrued amounts.

Other Acquisitions, Divestitures and Exchanges

On August 1, 2013, TDS Telecom acquired substantially all of the assets of Baja Broadband, LLC (“Baja”) for $267.5 million in cash, less a preliminary working capital adjustment of $3.4 million. Baja is a cable company that passes approximately 212,000 households in markets in Colorado, New Mexico, Texas, and Utah and offers video, broadband and voice services, which complement the TDS Telecom portfolio of products.  Baja is included in the TDS Telecom Cable segment for reporting purposes.

On October 4, 2013, U.S. Cellular sold the majority of its Mississippi Valley non-operating market license (“unbuilt license”) for $308.0 million.  The sale will result in a $252.2 million gain and a $96.0 million current tax expense, which will be recorded in the fourth quarter of 2013.  In addition, on August 14, 2013 U.S. Cellular entered into a definitive agreement to sell the majority of its St. Louis area unbuilt license for $92.3 million.  This transaction is subject to regulatory approval and is expected to close by the end of 2013.  In accordance with GAAP, the book value of both licenses has been accounted for and disclosed as “held for sale” in the Consolidated Balance Sheet at September 30, 2013.

TDS' acquisitions during the nine months ended September 30, 2013 and 2012 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price
	Purchase Price (1)	Goodwill (2)	Licenses	Franchise Rights	Intangible Assets Subject to Amortization (3)	Net Tangible Assets/(Liabilities)
(Dollars in thousands)
2013
U.S. Cellular licenses	$16,540	$-	$16,540	$-	$-	$-
TDS Telecom Cable business	264,089	61,270	-	123,668	11,542	67,609
Total	$280,629	$61,270	$16,540	$123,668	$11,542	$67,609

2012
U.S. Cellular licenses	$57,957	$-	$57,957	$-	$-	$-
TDS Telecom HMS business	46,126	20,364	-	-	20,300	5,462
Total	$104,083	$20,364	$57,957	$-	$20,300	$5,462

(1)	Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.
(2)	The entire amount of Goodwill acquired in 2013 and 2012 was amortizable for income tax purposes.
(3)	At the date of acquisition, the weighted average amortization period for Intangible Assets Subject to Amortization acquired was 2.9 years in 2013 and 8.1 years in 2012.

At September 30, 2013 and December 31, 2012, the following assets and liabilities were classified in the Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale":

	Current Assets	Licenses	Goodwill	Property, Plant and Equipment	Loss on Assets Held for Sale (1)	Total Assets Held for Sale	Liabilities Held for Sale (2)
(Dollars in thousands)
September 30, 2013
Divestiture of Missouri Market (3)	$726	$2,909	$178	$3,179	(1,116)	$5,876	$471
Divestiture of Spectrum Licenses (4)	-	72,537	-	-	-	72,537	-
Total	$726	$75,446	$178	$3,179	$(1,116)	$78,413	$471

December 31, 2012
Divestiture Transaction	$-	$140,599	$19,474	$-	$-	$160,073	$19,594
Bolingbrook Customer Care Center (5)	-	-	-	4,274	(1,105)	3,169	-
Total	$-	$140,599	$19,474	$4,274	$(1,105)	$163,242	$19,594

(1)	Loss on assets held for sale was recorded in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.
(2)	Liabilities held for sale primarily consisted of Customer deposits and deferred revenues.
(3)	On May 15, 2013, U.S. Cellular entered into an agreement with a third party to sell the subscribers, spectrum and the network assets for a Missouri market.
(4)	U.S. Cellular and/or its consolidated VIEs entered into agreements with third parties to sell unbuilt licenses in Mississippi Valley; St. Louis, MO; South Bend-Mishawaka, IN and Jackson, MI.
(5)	Effective January 1, 2013, U.S. Cellular transferred its Bolingbrook Customer Care Center operations to an existing third party vendor.

6.   Intangible Assets

Changes in TDS’ Licenses and Goodwill for the nine months ended September 30, 2013 and 2012 are presented below.  Previously under GAAP, TDS accounted for U.S. Cellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS' Licenses and Goodwill.  Consequently, U.S. Cellular’s Licenses and Goodwill on a stand-alone basis do not equal the TDS consolidated Licenses and Goodwill related to U.S. Cellular.

As a result of the acquisition of Baja on August 1, 2013, the TDS Telecom Cable segment recorded indefinite-lived Franchise rights of $123.7 million as of September 30, 2013.

Licenses

	U.S. Cellular	TDS Telecom Wireline	Non-Reportable Segment	Total
(Dollars in thousands)
Balance December 31, 2012	$1,462,019	$2,800	$15,220	$1,480,039
Acquisitions	16,540	-	-	16,540
Transferred to Assets held for sale	(75,446)	-	-	(75,446)
NY1 & NY2 Deconsolidation	(592)	-	-	(592)
Balance September 30, 2013	$1,402,521	$2,800	$15,220	$1,420,541

Balance December 31, 2011	$1,475,994	$2,800	$15,220	$1,494,014
Acquisitions	57,957	-	-	57,957
Other	3,147	-	-	3,147
Balance September 30, 2012	$1,537,098	$2,800	$15,220	$1,555,118

Goodwill
		TDS Telecom
	U.S. Cellular	Wireline	Cable	HMS	Non-Reportable Segment	Total
(Dollars in thousands)

Assigned value at time of acquisition	$622,681	$449,898	$-	$103,627	$4,317	$1,180,523
Accumulated impairment losses in prior periods	(333,900)	(29,440)	-	-	(515)	(363,855)
Transferred to Assets held for sale	(19,474)	-	-	-	-	(19,474)
Balance December 31, 2012	269,307	420,458	-	103,627	3,802	797,194
Acquisitions	-	-	61,270	-	-	61,270
Transferred to Assets held for sale	(178)	-	-	-	-	(178)
NY1 & NY2 Deconsolidation	(37,131)	-	-	-	-	(37,131)
Balance September 30, 2013	$231,998	$420,458	$61,270	$103,627	$3,802	$821,155

Assigned value at time of acquisition	$622,681	$450,156	$-	$83,263	$4,317	$1,160,417
Accumulated impairment losses in prior periods	(333,900)	(29,440)	-	-	-	(363,340)
Balance December 31, 2011	288,781	420,716	-	83,263	4,317	797,077
Acquisitions	-	-	-	20,364	-	20,364
Impairment	-	-	-	-	(515)	(515)
Other	-	(258)	-	-	-	(258)
Balance September 30, 2012	$288,781	$420,458	$-	$103,627	$3,802	$816,668

During the third quarter of 2013, TDS determined that an interim Goodwill impairment test was required for TDS Telecom’s ILEC and HMS reporting units.  The fair value of each reporting unit exceeded its respective carrying value, and accordingly no Goodwill impairment resulted.

7.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $37.6 million and $25.0 million in the  three months ended September 30,

2013 and 2012, respectively, and $100.3 million and $73.8 million in the nine months ended September 30, 2013 and 2012, respectively; of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $20.8 million and $18.3 million in the three months ended September 30, 2013 and 2012, respectively, and $61.2 million and $54.6 million in the nine months ended September 30, 2013 and 2012, respectively. TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.  Such combined results of operations include the results of the NY1 & NY2 Partnerships from April 3, 2013, the effective date of their deconsolidation as discussed below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Dollars in thousands)
Revenues	$1,583,640	$1,451,642	$4,632,100	$4,314,727
Operating expenses	1,130,717	1,067,915	3,302,886	3,164,334
Operating income	452,923	383,727	1,329,214	1,150,393
Other income, net	656	(334)	1,791	1,304
Net income	$453,579	$383,393	$1,331,005	$1,151,697

NY1 & NY2 Deconsolidation

U.S. Cellular holds a 60.00% interest in NY1 and a 57.14% interest in NY2 (together with NY1, the “Partnerships”). The remaining interests in the Partnerships are held by Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”).  The Partnerships are operated by Verizon Wireless under the Verizon Wireless brand.  Prior to April 3, 2013, because U.S. Cellular owned a greater than 50% interest in each of these Partnerships and based on U.S. Cellular’s rights under the Partnership Agreements, TDS consolidated the financial results of these Partnerships in accordance with GAAP.

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

In accordance with GAAP, as a result of the NY1 & NY2 Deconsolidation, TDS’ interest in the Partnerships was reflected in Investments in unconsolidated entities at a fair value of $114.8 million as of April 3, 2013.  Recording TDS’ interest in the Partnerships required allocation of the excess of fair value over book value to customer lists, licenses, a favorable contract and goodwill of the Partnerships. Amortization expense related to customer lists and the favorable contract will be recognized over their respective useful lives and is included in Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations.  In addition, TDS recognized a non-cash pre-tax gain of $14.5 million in the second quarter of 2013. The gain was recorded in Gain on investments in the Consolidated Statement of Operations.

The Partnerships were valued using a discounted cash flow approach and a publicly-traded guideline company method. The discounted cash flow approach uses value drivers and risks specific to the industry and current economic factors.  The cash flow estimates incorporated assumptions that market participants would use in their estimates of fair value and may not be indicative of TDS specific assumptions.  The most significant assumptions made in this process were the revenue growth rate (shown as a simple average in the table below), the terminal revenue growth rate, discount rate and capital expenditures.  The assumptions were as follows:

Key assumptions
Average expected revenue growth rate (next ten years)	2.0%
Terminal revenue growth rate (after year ten)	2.0%
Discount rate	10.5%
Capital expenditures as a percentage of revenue	14.9-18.8%

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

8.  Commitments, Contingencies and Other Liabilities

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  In July 2013, U.S. Cellular implemented B/OSS, pursuant to an updated Statement of Work dated June 29, 2012.  Total payments to Amdocs related to this implementation are estimated to be approximately $183.5 million (subject to certain potential adjustments) over the period from commencement of the SLMA through the first half of 2014.  As of September 30, 2013, $133.3 million had been paid to Amdocs.

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

TDS has accrued $1.7 million with respect to legal proceedings and unasserted claims as of both September 30, 2013 and December 31, 2012. TDS has not accrued any amount for legal proceedings if it cannot reasonably estimate the amount of the possible loss or range of loss. TDS does not believe that the amount of any contingent loss in excess of the amounts accrued would be material.

Apple iPhone Products Purchase Commitment

In March 2013, U.S. Cellular entered into an agreement with Apple to purchase an estimated $1.2 billion of Apple iPhone products over a three-year period beginning in November 2013.

9.  Variable Interest Entities (VIEs)

Consolidated VIEs

As of September 30, 2013, TDS holds a variable interest in and consolidates the following VIEs under GAAP:

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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30,	December 31,
	2013	2012
(Dollars in thousands)
Assets
Cash and cash equivalents	$2,669	$7,028
Other current assets	1,190	3,267
Licenses and other intangible assets	308,091	325,707
Property, plant and equipment, net	17,535	31,544
Other assets and deferred charges	541	3,026
Total assets	$330,026	$370,572

Liabilities
Current liabilities	$3	$9,985
Deferred liabilities and credits	3,280	6,213
Total liabilities	$3,283	$16,198

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

TDS’ capital contributions and advances made to Aquinas Wireless and King Street Wireless and/or their general partners in the nine months ended September 30, 2012 totaled $5.0 million.  There were no capital contributions or advances made to Aquinas Wireless or King Street Wireless or their general partners in the nine months ended September 30, 2013.

U.S. Cellular began offering fourth generation Long-term Evolution (“4G LTE”) service in certain cities within its service areas during the first quarter of 2012 and has plans to continue the deployment of 4G LTE. U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless. Aquinas Wireless is still in the process of developing long-term business plans.

10.  Common Share Repurchases

TDS and U.S. Cellular Share Repurchases

On August 2, 2013, the Board of Directors of TDS authorized a $250 million stock repurchase program for the purchase of TDS Common Shares from time to time pursuant to open market purchases, block transactions, private purchases or otherwise, depending on market conditions.  This authorization does not have an expiration date.  In 2012, TDS had a prior share repurchase authorization for $250 million that expired on November 19, 2012.

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

Share repurchases made under these authorizations were as follows:

Nine Months Ended September 30,		Number of Shares	Average Cost Per Share	Amount
(Dollars and shares in thousands, except cost per share)
2013
	TDS Common Shares	205	$28.42	$5,813
	U.S. Cellular Common Shares	499	$37.19	$18,544

2012
	TDS Common Shares	-	$-	$-
	U.S. Cellular Common Shares	-	-	-

11.  Noncontrolling Interests

The following schedule discloses the effects of Net income (loss) attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

	Nine Months Ended
	September 30,
	2013	2012
(Dollars in thousands)
Net income (loss) attributable to TDS shareholders	$147,984	$123,708
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(13,235)	(8,554)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchase of U.S. Cellular shares	3,370	-
Purchase of ownership in subsidiaries from noncontrolling interests	(27)	2,429
Net transfers (to) from noncontrolling interests	(9,892)	(6,125)
Change from net income (loss) attributable to TDS and transfers (to) from noncontrolling interests	$138,092	$117,583

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

The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on September 30, 2013, net of estimated liquidation costs, is $39.7 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at September 30, 2013 was $10.0 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

12.  Reclassification Adjustments Out of Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes amounts related to TDS’ defined benefit post-retirement plan.  During the nine months ended September 30, 2013, reclassifications from Accumulated other comprehensive loss into Operating expenses, related to the retirement plan, were approximately $0.5 million (net of income tax of $0.3 million).  Of this amount, $0.3 million was recorded as a decrease to Cost of services and products and $0.2 million was recorded as a decrease to Selling, general and administrative expense.

13.  Business Segment Information

Financial data for TDS’ reportable segments for the three and nine month periods ended, or as of September 30, 2013 and 2012, is as follows.  During the quarter ended September 30, 2013, TDS reevaluated and changed its operating segments, which resulted in the following reportable segments: U.S. Cellular; TDS Telecom Wireline, Cable, HMS; and the Non-Reportable Segment.  Periods presented for comparative purposes have been re-presented to conform to the revised presentation.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom

Three Months Ended or as of September 30, 2013	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non-Reportable Segment	Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues	$939,236	$181,800	$14,362	$38,727	$(346)	$234,543	$14,152	$(6,951)	$1,180,980
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	370,823	68,249	6,727	27,518	(322)	102,172	10,517	(2,227)	481,285
Selling, general and administrative	410,468	53,254	5,184	10,064	(24)	68,478	3,295	(5,377)	476,864
Depreciation, amortization and accretion	200,985	42,136	2,914	6,255	-	51,305	1,485	1,520	255,295
Loss on asset disposals, net	1,701	426	-	10	-	436	32	(14)	2,155
(Gain) loss on sale of business and other exit costs, net	(1,534)	-	-	-	-	-	-	-	(1,534)
Operating income (loss)	(43,207)	17,735	(463)	(5,120)	-	12,152	(1,177)	(853)	(33,085)
Equity in earnings of unconsolidated entities	37,360	2	-	-	-	2	-	247	37,609
Interest and dividend income	1,095	331	-	15	-	346	1	1,065	2,507
Gain (loss) on investments	-	830	-	-	-	830	-	(830)	-
Interest expense	(11,329)	794	(32)	(397)	-	365	(1,024)	(12,973)	(24,961)
Other, net	47	(35)	-	111	-	76	4	18	145
Income (loss) before income taxes	(16,034)	19,657	(495)	(5,391)	-	13,771	(2,196)	(13,326)	(17,785)
Add back:
Depreciation, amortization and accretion	200,985	42,136	2,914	6,255	-	51,305	1,485	1,520	255,295
(Gain) loss on sale of business and other exit costs, net	(1,534)	-	-	-	-	-	-	-	(1,534)
Gain (loss) on investments	-	(830)	-	-	-	(830)	-	830	-
Interest expense	11,329	(794)	32	397	-	(365)	1,024	12,973	24,961
Adjusted income before income taxes	$194,746	$60,169	$2,451	$1,261	$-	$63,881	$313	$1,997	$260,937

Investments in unconsolidated entities	$309,481	$3,809	$-	$-	$-	$3,809	$-	$32,121	$345,411
Total assets	$6,259,854	$1,464,208	$276,943	$264,675	$-	$2,005,826	$58,697	$375,323	$8,699,700
Capital expenditures	$242,459	$32,792	$1,400	$2,371	$-	$36,563	$203	$2,023	$281,248

		TDS Telecom

Three Months Ended or as of September 30, 2012	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non-Reportable Segment	Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues	$1,140,357	$184,066	$-	$36,428	$(77)	$220,417	$15,286	$(5,952)	$1,370,108
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	497,274	67,740	-	25,332	(77)	92,995	10,680	(490)	600,459
Selling, general and administrative	438,526	57,619	-	10,901	-	68,520	3,790	(4,619)	506,217
Depreciation, amortization and accretion	145,151	42,800	-	5,451	-	48,251	1,525	1,292	196,219
Loss on asset disposals, net	11,262	345	-	6	-	351	5	24	11,642
(Gain) loss on sale of business and other exit costs, net	65	-	-	-	-	-	-	-	65
Operating income (loss)	48,079	15,562	-	(5,262)	-	10,300	(714)	(2,159)	55,506
Equity in earnings of unconsolidated entities	24,816	11	-	-	-	11	-	188	25,015
Interest and dividend income	935	835	-	4	-	839	2	583	2,359
Interest expense	(9,501)	605	-	(278)	-	327	(989)	(10,334)	(20,497)
Other, net	200	(43)	-	(5)	-	(48)	65	-	217
Income (loss) before income taxes	64,529	16,970	-	(5,541)	-	11,429	(1,636)	(11,722)	62,600
Add back:
Depreciation, amortization and accretion	145,151	42,800	-	5,451	-	48,251	1,525	1,292	196,219
(Gain) loss on sale of business and other exit costs, net	65	-	-	-	-	-	-	-	65
Interest expense	9,501	(605)	-	278	-	(327)	989	10,334	20,497
Adjusted income before income taxes	$219,246	$59,165	$-	$188	$-	$59,353	$878	$(96)	$279,381

Investments in unconsolidated entities	$162,012	$3,813	$-	$-	$-	$3,813	$-	$33,655	$199,480
Total assets	$6,536,348	$1,505,381	$-	$269,550	$-	$1,774,931	$65,732	$13,805	$8,390,816
Capital expenditures	$199,104	$39,110	$-	$4,358	$-	$43,468	$294	$1,722	$244,588

		TDS Telecom

Nine Months Ended or as of September 30, 2013	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non- Reportable Segment	Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues	$3,016,112	$545,568	$14,362	$115,665	$(531)	$675,064	$42,961	$(16,418)	$3,717,719
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	1,238,150	202,521	6,727	82,517	(507)	291,258	30,431	(2,931)	1,556,908
Selling, general and administrative	1,234,675	167,326	5,184	29,346	(24)	201,832	10,767	(12,787)	1,434,487
Depreciation, amortization and accretion	593,410	129,352	2,914	17,286	-	149,552	4,494	4,119	751,575
Loss on asset disposals, net	16,153	(176)	-	123	-	(53)	32	(42)	16,090
(Gain) loss on sale of business and other exit costs, net	(243,627)	-	-	-	-	-	-	(54,010)	(297,637)
Operating income (loss)	177,351	46,545	(463)	(13,607)	-	32,475	(2,763)	49,233	256,296
Equity in earnings of unconsolidated entities	99,797	16	-	-	-	16	-	490	100,303
Interest and dividend income	2,967	1,263	-	47	-	1,310	3	2,405	6,685
Gain (loss) on investments	18,527	830	-	-	-	830	-	(4,839)	14,518
Interest expense	(32,393)	2,420	(32)	(1,205)	-	1,183	(3,007)	(38,991)	(73,208)
Other, net	153	(213)	-	(11)	-	(224)	(153)	18	(206)
Income (loss) before income taxes	266,402	50,861	(495)	(14,776)	-	35,590	(5,920)	8,316	304,388
Add back:
Depreciation, amortization and accretion	593,410	129,352	2,914	17,286	-	149,552	4,494	4,119	751,575
(Gain) loss on sale of business and other exit costs, net	(243,627)	-	-	-	-	-	-	(54,010)	(297,637)
Gain (loss) on investments	(18,527)	(830)	-	-	-	(830)	-	4,839	(14,518)
Interest expense	32,393	(2,420)	32	1,205	-	(1,183)	3,007	38,991	73,208
Adjusted income before income taxes	$630,051	$176,963	$2,451	$3,715	$-	$183,129	$1,581	$2,255	$817,016

Investments in unconsolidated entities	$309,481	$3,809	$-	$-	$-	$3,809	$-	$32,121	$345,411
Total assets	$6,259,854	$1,464,208	$276,943	$264,675	$-	$2,005,826	$58,697	$375,323	$8,699,700
Capital expenditures	$529,366	$93,998	$1,400	$7,220	$-	$102,618	$720	$4,724	$637,428

		TDS Telecom
Nine Months Ended or as of September 30, 2012	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non- Reportable Segment	Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues	$3,336,878	$556,317	$-	$76,862	$(168)	$633,011	$45,300	$(16,121)	$3,999,068
Cost of services and products (excluding Depreciation, amortization and accretion expense reported below)	1,352,401	205,088	-	50,196	(168)	255,116	31,418	(1,595)	1,637,340
Selling, general and administrative	1,315,823	174,534	-	24,268	-	198,802	12,198	(10,603)	1,516,220
Depreciation, amortization and accretion	439,391	129,367	-	14,272	-	143,639	4,624	4,508	592,162
Loss on impairment of assets	-	-	-	-	-	-	515	-	515
Loss on asset disposals, net	15,967	633	-	105	-	738	(5)	16	16,716
(Gain) loss on sale of business and other exit costs, net	(4,148)	39	-	-	-	39	-	-	(4,109)
Operating income (loss)	217,444	46,656	-	(11,979)	-	34,677	(3,450)	(8,447)	240,224
Equity in earnings of unconsolidated entities	71,584	9	-	-	-	9	-	2,203	73,796
Interest and dividend income	2,823	2,407	-	11	-	2,418	6	1,647	6,894
Gain (loss) on investments	(3,728)	-	-	-	-	-	-	-	(3,728)
Interest expense	(35,272)	2,017	-	(794)	-	1,223	(2,938)	(31,113)	(68,100)
Other, net	173	(339)	-	(5)	-	(344)	367	-	196
Income (loss) before income taxes	253,024	50,750	-	(12,767)	-	37,983	(6,015)	(35,710)	249,282
Add back:
Depreciation, amortization and accretion	439,391	129,367	-	14,272	-	143,639	4,624	4,508	592,162
(Gain) loss on sale of business and other exit costs, net	(4,148)	39	-	-	-	39	-	-	(4,109)
Gain (loss) on investments	3,728	-	-	-	-	-	-	-	3,728
Interest expense	35,272	(2,017)	-	794	-	(1,223)	2,938	31,113	68,100
Adjusted income before income taxes	$727,267	$178,139	$-	$2,299	$-	$180,438	$1,547	$(89)	$909,163

Investments in unconsolidated entities	$162,012	$3,813	$-	$-	$-	$3,813	$-	$33,655	$199,480
Total assets	$6,536,348	$1,505,381	$-	$269,550	$-	$1,774,931	$65,732	$13,805	$8,390,816
Capital expenditures	$583,632	$109,085	$-	$13,000	$-	$122,085	$730	$(9,410)	$697,037

Adjusted income before income taxes is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted income before income taxes is defined as Income (loss) before income taxes, adjusted for the items set forth in the reconciliation above.  Adjusted income before income taxes excludes these items in order to show operating results on a more comparable basis from period to period. In addition, TDS may also exclude other items from adjusted income before income taxes if such items help reflect operating results on a more comparable basis.  TDS does not intend to imply that any of such amounts that are excluded are non-recurring, infrequent or unusual; such amounts may occur in the future.  TDS believes Adjusted income before income taxes is a useful measure of TDS’ operating results before significant recurring non-cash charges, discrete gains and losses and financing charges (Interest expense).

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

TDS
	Nine Months Ended
	September 30,
	2013	2012
(Dollars and shares in thousands)
Common Shares withheld	190	-
Special Common Shares withheld	-	1

Aggregate value of Common Shares withheld	$5,563	$5
Aggregate value of Special Common Shares withheld	$-	$33

Cash receipts upon exercise of stock options	$7,903	$16
Cash disbursements for payment of taxes	(366)	(39)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$7,537	$(23)

U.S. Cellular
	Nine Months Ended
	September 30,
	2013	2012
(Dollars and shares in thousands)
Common Shares withheld	524	78

Aggregate value of Common Shares withheld	$21,387	$3,076

Cash receipts upon exercise of stock options	$7,223	$793
Cash disbursements for payment of taxes	(4,383)	(3,092)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$2,840	$(2,299)

Under the American Recovery and Reinvestment Act of 2009, (“the Recovery Act”), TDS Telecom was awarded $105.1 million in federal grants and will provide $30.9 million of its own funds to complete 44 projects to provide broadband access in unserved areas. TDS Telecom received $34.8 million and $8.6 million in grants during the nine months ended September 30, 2013 and 2012, respectively. TDS Telecom has received cumulative grants of $56.4 million as of September 30, 2013. These funds reduced the carrying amount of the assets to which they relate. TDS Telecom had recorded $23.9 million and $13.3 million in grants receivable at September 30, 2013 and  2012, respectively.  These amounts were included as a component of Accounts receivable, Other, in the Consolidated Balance Sheet.

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901. U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901 and were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in one-time support from the Mobility Fund. These funds will reduce the carrying amount of the assets to which they relate or will offset operating expenses.  U.S. Cellular has received $13.4 million in support funds as of September 30, 2013, of which $12.1 million is included as a component of Other assets and deferred charges in the Consolidated Balance Sheet and $1.3 million reduced the carrying amount of the assets to which they relate, which are included in Property, plant and equipment in the Consolidated Balance Sheet.

TDS declared and paid dividends on Series A Common and Common Shares of $41.4 million or $0.3825 per share during the nine months ended September 30, 2013 and $39.9 million or $0.3675 per share during the nine months ended September 30, 2012.

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

15.  Subsequent Event

On October 4, 2013, TDS acquired 100% of the outstanding shares of MSN Communications, Inc. (“MSN”) for $40.0 million in cash, subject to working capital adjustments.  MSN is an information technology solutions provider whose service offerings complement the TDS HMS portfolio of products.  MSN will be included in the TDS Telecom HMS segment for reporting purposes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 4.9 million wireless customers and 1.1 million wireline and cable customer connections at September 30, 2013. TDS conducts substantially all of its wireless operations through its 84%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS provides wireline services, cable services and Hosted and Managed Services (“HMS”), through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). TDS conducts printing and distribution services through its majority‑owned subsidiary, Suttle-Straus, Inc. (“Suttle-Straus”) and provides wireless services through its wholly-owned subsidiary, Airadigm Communications, Inc. (“Airadigm”), a Wisconsin-based service provider (collectively, the “Non-Reportable Segment”).  Airadigm operates independently from U.S. Cellular and at this time, there are no plans to combine the operations of these subsidiaries.  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations in the three or nine months ended September 30, 2013.

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

Previously, TDS had reported the following reportable segments: U.S. Cellular, TDS Telecom’s incumbent local exchange carrier (“ILEC”), its competitive local exchange carrier (“CLEC”), its HMS operations and the Non-Reportable Segment.  As a result of recent acquisitions and changes in TDS’ strategy, operations and internal reporting, TDS has reevaluated and changed its operating segments during the quarter ended September 30, 2013, which resulted in the following reportable segments: U.S. Cellular; TDS Telecom’s Wireline, Cable and HMS operations; and the Non-Reportable Segment. The Wireline segment consists of the former ILEC and CLEC segments.  The Cable segment consists of Baja Broadband, LLC (“Baja”), which was acquired in August 2013. Periods presented for comparative purposes have been re-presented to conform to the revised presentation described above.

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

U.S. Cellular

U.S. Cellular’s consolidated operating markets cover 4.9 million customers in four geographic market areas in 23 states. As of September 30, 2013, U.S. Cellular’s average penetration rate in its consolidated operating markets was 15.3%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

Financial and operating highlights in the nine months ended September 30, 2013 included the following:

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

•         On May 16, 2013, U.S. Cellular completed the sale of the Divestiture Markets (as defined below in the 2013 Estimates section), which included customers and certain PCS license spectrum, to Sprint Nextel Corporation for $480 million in cash (the “Divestiture Transaction”).  In connection with the sale, U.S. Cellular recognized a pre-tax gain of $266.4 million which was recorded in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.  See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information regarding this transaction.

•         On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.

•         Total consolidated customers were 4,875,000 at September 30, 2013, including 4,713,000 retail customers (97% of total).

The following information is presented for Core Markets (as defined below in the 2013 Estimates section) excluding NY1 & NY2 markets:

•         Retail customer net losses were 118,000 in 2013 compared to net additions of 14,000 in 2012. In the postpaid category, there were net losses of 146,000 in 2013, compared to net losses of 73,000 in 2012. Prepaid net additions were 28,000 in 2013 compared to net additions of 87,000 in 2012.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of September 30, 2013. The postpaid churn rate was 1.6% in 2013 compared to 1.5% in 2012. The prepaid churn rate was 6.2% in 2013 compared to 5.2% in 2012.

•         Billed average revenue per user (“ARPU”) increased to $50.98 in 2013 from $50.48 in 2012 reflecting an increase in postpaid ARPU due to increases in smartphone adoption and corresponding revenues from data products and services. Service revenue ARPU decreased to $57.83 in 2013 from $58.76 in 2012 due primarily to decreases in inbound roaming and eligible telecommunications carriers (“ETC”) revenues.

•         Postpaid customers on smartphone service plans increased to 47% as of September 30, 2013 compared to 38% as of September 30, 2012. In addition, smartphones represented 64% of all devices sold in 2013 compared to 53% in 2012.

The following information is presented for U.S. Cellular consolidated results:

•         Retail service revenues decreased by $223.3 million, or 8%, in 2013 to $2,438.7 million due to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

•         U.S. Cellular completed the migration of its customers to a new Billing and Operational Support System (“B/OSS”) which includes a new point-of-sale system and consolidates billing on one platform. This conversion resulted in billing delays, which caused Accounts receivable to increase at September 30, 2013. Future results of operations and cash flows may continue to be impacted by billing delays.

•         Total additions to Property, plant and equipment were $529.4 million, including expenditures to construct cell sites, increase capacity in existing cell sites and switches, deploy fourth generation Long-term Evolution (“4G LTE”) equipment, outfit new and remodel existing retail stores, develop new billing and other customer management related systems and platforms, and enhance existing office systems. Total cell sites in service decreased 4% year-over-year to 7,687 primarily as a result of the NY1 & NY2 Deconsolidation and the deactivation of certain cell sites in the Divestiture Markets.

•         Operating income decreased $40.1 million, or 18%, to $177.4 million in 2013, reflecting the factors discussed below in the “Results of Operations”.

U.S. Cellular anticipates that its future results may be affected by the following factors:

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

•         Expanded distribution of products and services in third-party national retailers;

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

•         The ability to negotiate satisfactory 4G LTE data roaming agreements with other wireless operators;

•         Economic or competitive factors that restrict U.S. Cellular’s access to devices desired by customers;

•         As mentioned above, U.S. Cellular’s conversion to a new billing system in the third quarter of 2013 caused billing delays. In addition, intermittent system outages and delayed system response times negatively impacted customer service and sales operations at certain times. Existing and potential future operational problems associated with the conversion to the new billing system could have adverse effects on customer satisfaction, customer service, customer attrition, gross customer additions, uncollectible customer accounts receivable, or operating expenses. All of these factors could have a material adverse effect on U.S. Cellular’s results of operations or cash flows.

•         On October 4, 2013, U.S. Cellular sold the majority of its Mississippi Valley non-operating market license (“unbuilt license”) for $308.0 million. The sale will result in a $252.2 million gain and a $96.0 million current tax expense, which will be recorded in the fourth quarter of 2013; and

•         On August 14, 2013, U.S. Cellular entered into a definitive agreement to sell the majority of its St. Louis area unbuilt license for $92.3 million.  This transaction will result in an estimated gain of $76.2 million and an estimated current tax expense of $28.5 million.  This transaction is subject to regulatory approval and is expected to close by the end of 2013.

See “Results of Operations—U.S. Cellular.”

TDS Telecom

TDS Telecom seeks to be the preferred telecommunications solutions provider in its chosen markets serving both residential and commercial customers by developing and delivering high-quality products that meet or exceed customers’ needs and to outperform the competition by maintaining superior customer service. TDS Telecom provides broadband, voice, and video services to residential customers through value-added bundling of products.  The commercial focus is to provide advanced IP-based voice and data services to small to medium sized businesses.  In addition, TDS Telecom seeks to grow through strategic acquisitions, as demonstrated by the recent acquisition of Baja Broadband, LLC (“Baja”), a full-service cable company, providing video, broadband and voice services to residential and commercial customers, and HMS acquisitions, which provide colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, sales and management of Information Technology (“IT”) infrastructure hardware solutions.

On August 1, 2013, TDS Telecom acquired substantially all of the assets of Baja for $267.5 million in cash, less a preliminary working capital adjustment of $3.4 million. Baja passes approximately 212,000 households in markets in Colorado, New Mexico, Texas, and Utah. The operations of Baja are included in the Cable segment since the date of acquisition. TDS Telecom acquired Vital Support Systems, LLC (“Vital”) in June 2012.  The operations of Vital are included in the HMS segment since the date of acquisition. These acquisitions impact the comparability of TDS Telecom operating results.

TDS Telecom’s financial results for the nine months ended September 30, 2013 included the following:

•         Operating revenues increased $42.1 million or 7% to $675.1 million in 2013. The increase was due primarily to $49.1 million from the acquisition of Vital in June 2012 and Baja in August 2013, partially offset by a decrease in revenues due to declines in Wireline connections and a decline in wholesale revenues.

•         Operating expenses increased $44.3 million or 7% to $642.6 million in 2013 due primarily to $50.4 million from the acquisition of Vital in June 2012 and Baja in August 2013, partially offset by a decrease in Wireline expenses.

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

•         Continued declines in Wireline voice connections;

•         Continued focus on customer retention programs, including discounting for “triple-play” bundles including voice, broadband and video or satellite video;

•         The expansion of Internet Protocol television (“IPTV”) into additional market areas;

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

•         Impacts of the Baja transaction, including, but not limited to, the ability to successfully integrate and operate the cable business of Baja and the financial impacts of such transaction; and

•         Potential acquisitions or divestitures by TDS and/or TDS Telecom of Wireline, Cable, HMS or other businesses.

See “Results of Operations—TDS Telecom.”

FCC Reform Order

In 2011, the FCC released an order (“Reform Order”) to: reform its universal service and intercarrier compensation mechanisms; establish a new, broadband-focused support mechanism; and propose further rules to advance reform.  Appeals of the Reform Order are pending, have been consolidated and will be argued in the U.S. Court of Appeals for the 10th Circuit on November 19, 2013, with a decision anticipated in 2014.

There have been no significant changes to the Reform Order since December 31, 2012 that are expected to adversely affect U.S. Cellular or TDS Telecom.  U.S. Cellular and TDS Telecom cannot predict the outcome of the consolidated appeals referred to above or any future rulemaking, reconsideration and legal challenges and, as a consequence, the impacts that such potential developments may have on U.S. Cellular’s or TDS Telecom's business, financial condition or results of operations.

Auction 901

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901. U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901 and were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in one-time support from the Mobility Fund, $13.4 million of which was received as of September 30, 2013.  In June 2013, U.S. Cellular provided $17.4 million in letters of credit to the FCC.

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

FCC Interoperability Order

On October 25, 2013, the FCC adopted a Report and Order and Order of Proposed Modification confirming a voluntary industry agreement on interoperability in the Lower 700 MHz spectrum band.   The FCC's Report and Order lays out a roadmap for the voluntary commitments of AT&T and DISH Network Corporation ("DISH") to become fully binding under a regulatory frame work which will require the FCC to take additional actions proposed to be completed by the first quarter of 2014. Pursuant to this voluntary agreement, AT&T will begin incorporating changes in its network and devices that will foster interoperability across all paired spectrum blocks in the Lower 700 MHz Band and support LTE roaming on AT&T networks for carriers with compatible Band 12 devices, consistent with the FCC’s rules on roaming.  As outlined in its voluntary commitment, AT&T will be implementing the foregoing changes in phases starting with network software enhancement taking place possibly through the third quarter of 2015 with the AT&T Band 12 device roll-out to follow.  In addition the FCC has adopted changes in its technical rules for certain unpaired spectrum licensed to AT&T and DISH in the Lower 700 MHz band to enhance prospects for Lower 700 MHz interoperability.  AT&T’s network and devices currently only interoperate across two of the three paired blocks in the Lower 700 MHz band.   U.S. Cellular’s LTE deployment, carried out in conjunction with its partner, King Street Wireless, utilizes spectrum in all three of these blocks and consequently was not interoperable with the AT&T configuration.  U.S. Cellular believes that the FCC action will broaden the ecosystem of devices available to U.S. Cellular’s customers over time.

Cash Flows and Investments

See “Financial Resources” and “Liquidity and Capital Resources” below for additional information.

Pro Forma Financial Information

Refer to TDS’ Form 8-K filed on November 1, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three and nine months ended September 30, 2013.

2013 ESTIMATES

Estimates of full-year 2013 results for U.S. Cellular, TDS Telecom and TDS are shown below.  Such estimates represent management’s view as of the date of filing TDS’ Form 10-Q for the quarter ended September 30, 2013.  Such forward-looking statements should not be assumed to be current as of any future date.  TDS undertakes no duty to update such information, whether as a result of new information, future events or otherwise.  There can be no assurance that final results will not differ materially from such estimated results.

2013 Estimated Results (1)
	U.S. Cellular (2)		TDS Telecom		TDS (2)(6)
	Previous	Current	Previous	Current	Previous	Current
(Dollars in millions)
Adjusted operating revenues (3)	$3,615-$3,715	$3,590-$3,640	$890-$930	$920-$960	$4,550-$4,690	$4,555-$4,645
Adjusted income before income taxes (4)	$600-$700	Unchanged	$230-$260	Unchanged	$830-$960	Unchanged
Capital expenditures	$735	Unchanged	$165	Unchanged	$910	Unchanged

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

These estimates also reflect the impacts of the deconsolidation of certain partnerships as of April 2013 at U.S. Cellular.  These estimates do not include (i) the reported gain on sale of business and other exit costs, net (ii) the reported gain on investments, or (iii) the actual or expected gains from spectrum license divestitures.  In addition, the estimates reflect the impacts of the acquisition of Baja Broadband, LLC as of August 1, 2013 and MSN Communications, Inc. as of October 4, 2013, and of a multi-year deployment of IPTV at TDS Telecom.  New developments or changing conditions (such as, but not limited to, regulatory developments, customer net growth, customer demand for data services, costs to deploy, agreements for content or franchises, or possible acquisitions, dispositions or exchanges) could affect TDS’ plans and, therefore, its 2013 estimated results.

(2)     These estimates reflect U.S. Cellular’s consolidated results for 2013.  Estimated results reflecting U.S. Cellular’s Divestiture Markets and Core Markets are shown in the table below:

	2013 Estimated Results
	U.S. Cellular Core Markets (5)		U.S. Cellular Divestiture Markets (5)		U.S. Cellular Consolidated (5)
	Previous	Current	Previous	Current	Previous	Current
(Dollars in millions)
Adjusted operating revenues (3)	$3,475-$3,575	$3,450-$3,500	$140	Unchanged	$3,615-$3,715	$3,590-$3,640
Adjusted income before income taxes (4)	$560-$660	Unchanged	$40	Unchanged	$600-$700	Unchanged
Capital expenditures	$730	Unchanged	$5	Unchanged	$735	Unchanged

These estimates reflect the Divestiture Transaction which closed on May 16, 2013.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to the Divestiture Markets and Divestiture Transaction.

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

(4)     Adjusted income before income taxes is a non-GAAP financial measure defined as Income before income taxes, adjusted for the items set forth in the reconciliation below.  Adjusted income before income taxes excludes these items in order to show operating results on a more comparable basis from period to period.  In addition, TDS may also exclude other items from adjusted income before income taxes if such items help reflect operating results on a more comparable basis.  TDS does not intend to imply that any such amounts that are excluded are non-recurring, infrequent or unusual; such amounts may occur in the future.  Adjusted income before income taxes is not a measure of financial performance under GAAP and should not be considered as an alternative to Income before income taxes as an indicator of the Company’s operating performance or as an alternative to Cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows or as a measure of liquidity.  TDS believes Adjusted income before income taxes is a useful measure of TDS’ operating results before significant recurring non-cash charges, discrete gains and losses and financing charges (Interest expense).  The following tables provide a reconciliation of Income (loss) before income taxes to Adjusted income before income taxes for 2013 Estimated Results, nine months ended September 30, 2013 actual results, and 2012 actual results:

	2013 Current Estimated Results
	U.S. Cellular Core Markets (5)	U.S. Cellular Divestiture Markets (2)(5)	U.S. Cellular Consolidated (5)	TDS Telecom	TDS (6)
(Dollars in millions)
Income (loss) before income taxes	$315-$415	$35	$350-$450	$25-$55	$360-$490
Depreciation, amortization and accretion expense (7)	$540	$250	$790	$205	$1,005
(Gain) loss on sale of business and other exit costs, net	—	($245)	($245)	—	($300)
(Gain) loss from spectrum license divestitures	($325)	—	($325)	—	($325)
(Gain) loss on investments	($20)	—	($20)	—	($15)
Interest expense	$50	—	$50	—	$105
Adjusted income before income taxes	$560-$660	$40	$600-$700	$230-$260	$830-$960

	Actual Results
	Nine Months Ended September 30, 2013			Year Ended December 31, 2012
	U.S. Cellular Consolidated (5)	TDS Telecom	TDS (6)	U.S. Cellular Consolidated (5)	TDS Telecom	TDS (6)
(Dollars in millions)
Income before income taxes	$266	$36	$304	$205	$45	$196
Depreciation, amortization and accretion expense (7)	593	150	752	609	193	814
(Gain) loss on sale of business and other exit costs, net	(244)	—	(298)	21	—	21
(Gain) loss from spectrum license divestitures	—	—	—	—	—	—
(Gain) loss on investments	(18)	(1)	(15)	4	—	4
Interest expense	33	(2)	74	42	(1)	87
Adjusted income before income taxes	$630	$183	$817	$881	$237	$1,122

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

(7)

The 2013 estimated amount for Depreciation, amortization and accretion expense in the U.S. Cellular Divestiture Markets includes approximately $171 million of incremental accelerated depreciation, amortization and accretion resulting from the Divestiture Transaction.  Actual results for the nine months ended September 30, 2013 and the year ended December 31, 2012 include $134 million and $20 million, respectively, of incremental accelerated depreciation, amortization and accretion resulting from the Divestiture Transaction.

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

TDS Telecom will continue to focus on revenue growth through new service offerings as well as expense reduction through product and service cost improvement and process efficiencies.  In order to achieve these objectives TDS Telecom has allocated capital expenditures for: process and productivity initiatives, increased network and product capabilities for broadband services, the expansion of IPTV, success-based spending to sustain managedIP, IPTV and HMS growth, and plant upgrades and success-based spending at Baja. Additionally, TDS Telecom will fund its share for projects approved under the Recovery Act to increase broadband access in unserved areas.  Under the Recovery Act, TDS Telecom will receive $105.1 million in federal grants and will provide $30.9 million ($12.0 million of which is included in 2013 estimated capital expenditures) of its own funds to complete 44 projects.  Under the terms of the grants, the projects must be completed by June of 2015.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

RESULTS OF OPERATIONS — CONSOLIDATED
				Percentage
Nine Months Ended September 30,	2013	2012	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$3,016,112	$3,336,878	$(320,766)	(10)%
TDS Telecom	675,064	633,011	42,053	7%
All other (1)	26,543	29,179	(2,636)	(9)%
Total operating revenues	3,717,719	3,999,068	(281,349)	(7)%
Operating expenses
U.S. Cellular	2,838,761	3,119,434	(280,673)	(9)%
TDS Telecom	642,589	598,334	44,255	7%
All other (1)	(19,927)	41,076	(61,003)	>(100)%
Total operating expenses	3,461,423	3,758,844	(297,421)	(8)%
Operating income (loss)
U.S. Cellular	177,351	217,444	(40,093)	(18)%
TDS Telecom	32,475	34,677	(2,202)	(6)%
All other (1)	46,470	(11,897)	58,367	>100%
Total operating income	256,296	240,224	16,072	7%
Other income and (expenses)
Equity in earnings of unconsolidated entities	100,303	73,796	26,507	36%
Interest and dividend income	6,685	6,894	(209)	(3)%
Gain (loss) on investments	14,518	(3,728)	18,246	>100%
Interest expense	(73,208)	(68,100)	(5,108)	(8)%
Other, net	(206)	196	(402)	>(100)%
Total other income (expenses)	48,092	9,058	39,034	>100%

Income before income taxes	304,388	249,282	55,106	22%
Income tax expense	130,056	85,619	44,437	52%

Net income	174,332	163,663	10,669	7%
Less: Net income attributable to noncontrolling interests, net of tax	26,348	39,955	(13,607)	(34)%
Net income attributable to TDS shareholders	147,984	123,708	24,276	20%
Preferred dividend requirement	(37)	(37)	-	-
Net income available to common shareholders	$147,947	$123,671	$24,276	20%

Basic earnings per share attributable to TDS shareholders	$1.36	$1.14	$0.22	19%

Diluted earnings per share attributable to TDS shareholders	$1.35	$1.13	$0.22	19%

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

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $61.2 million and $54.6 million to Equity in earnings of unconsolidated entities in 2013 and 2012, respectively.  In 2013, TDS’ investment in the NY1 & NY2 Partnerships contributed $18.2 million.

On April 3, 2013, TDS deconsolidated the NY1 & NY2 Partnerships and began reporting them as equity method investments in its consolidated financial statements as of that date. In connection with the deconsolidation, TDS recognized a non-cash pre-tax gain of $14.5 million which was recorded in Gain (loss) on investments for the nine months ended September 30, 2013. See Note 7 – Investments in Unconsolidated Entities in the Notes to the Consolidated Financial Statements for additional information.

Interest expense

The increase in interest expense was due primarily to the issuance of TDS’ 5.875% Senior Notes in November 2012 for $195.0 million. This amount was partially offset by an increase in capitalized interest during 2013.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in Income tax expense and the overall effective tax rate on Income before income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income or loss. The impact due to the NY1& NY2 Deconsolidation caused a decrease in the Noncontrolling shareholders’ or partners’ line item below for the nine months ended September 30, 2013.

	Nine Months Ended
	September 30,
	2013	2012
(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$21,569	$24,686
Noncontrolling shareholders’ or partners’	4,779	15,269
	$26,348	$39,955

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

As of or for Nine Months Ended September 30,	2013	2012
Retail Customers
Postpaid
Total at end of period	4,343,000	5,175,000
Gross additions	521,000	639,000
Net additions (losses)	(254,000)	(124,000)
ARPU(1)	$54.61	$54.26
Churn rate(2)	1.8%	1.6%
Smartphone penetration(3)(4)	47.1%	38.6%
Prepaid
Total at end of period	370,000	386,000
Gross additions	246,000	261,000
Net additions (losses)	5,000	81,000
ARPU(1)	$31.46	$33.06
Churn rate(2)	6.6%	6.1%
Total customers at end of period	4,875,000	5,808,000
Billed ARPU(1)	$50.94	$50.77
Service revenue ARPU(1)	$57.86	$58.93
Smartphones sold as a percent of total devices sold	64.2%	53.0%
Total Population
Consolidated markets(5)	84,025,000	92,996,000
Consolidated operating markets(5)	31,822,000	46,966,000
Market penetration at end of period
Consolidated markets(6)	5.8%	6.2%
Consolidated operating markets(6)	15.3%	12.4%
Capital expenditures (000s)	$529,366	$583,632
Total cell sites in service	7,687	7,984
Owned towers in service	4,422	4,377

Following is a table of summarized operating data for U.S. Cellular's Core Markets. For comparability NY1 and NY2 markets' results are not included in Core Markets as of or for the nine months ended September 30, 2013 or 2012, respectively.

As of or for Nine Months Ended September 30,	2013	2012
Retail Customers
Postpaid
Total at end of period	4,343,000	4,515,000
Gross additions	506,000	538,000
Net additions (losses)	(146,000)	(73,000)
ARPU(1)	$54.46	$53.57
Churn rate(2)	1.6%	1.5%
Smartphone penetration(3)(4)	47.1%	37.8%
Prepaid
Total at end of period	370,000	305,000
Gross additions	232,000	201,000
Net additions (losses)	28,000	87,000
ARPU(1)	$31.21	$32.83
Churn rate(2)	6.2%	5.2%
Total customers at end of period	4,875,000	5,012,000
Billed ARPU (1)	$50.98	$50.48
Service revenue ARPU(1)	$57.83	$58.76
Smartphones sold as a percent of total devices sold	64.4%	53.0%
Total Population
Consolidated markets(5)	84,025,000	82,595,000
Consolidated operating markets(5)	31,822,000	31,110,000
Market penetration at end of period
Consolidated markets(6)	5.8%	6.1%
Consolidated operating markets(6)	15.3%	16.1%
Capital expenditures (000s)	$523,835	$527,443
Total cell sites in service	6,127	6,089
Owned towers in service	3,859	3,818

(1)     ARPU metrics are calculated by dividing a revenue base by an average number of customers by the number of months in the period.  These revenue bases and customer populations are shown below:

a.       Postpaid ARPU consists of total postpaid service revenues and postpaid customers.

b.       Prepaid ARPU consists of total prepaid service revenues and prepaid customers.

c.        Billed ARPU consists of total postpaid, prepaid and reseller service revenues and postpaid, prepaid and reseller customers.

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

Components of Operating Income

Nine Months Ended September 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Retail service	$2,438,715	$2,661,965	$(223,250)	(8)%
Inbound roaming	202,904	272,627	(69,723)	(26)%
Other	128,026	155,340	(27,314)	(18)%
Service revenues	2,769,645	3,089,932	(320,287)	(10)%
Equipment sales	246,467	246,946	(479)	-
Total operating revenues	3,016,112	3,336,878	(320,766)	(10)%

System operations (excluding Depreciation, amortization and accretion reported below)	585,997	725,636	(139,639)	(19)%
Cost of equipment sold	652,153	626,765	25,388	4%
Selling, general and administrative	1,234,675	1,315,823	(81,148)	(6)%
Depreciation, amortization and accretion	593,410	439,391	154,019	35%
Loss on asset disposals, net	16,153	15,967	186	1%
(Gain) loss on sale of business and other exit costs, net	(243,627)	(4,148)	(239,479)	>100%
Total operating expenses	2,838,761	3,119,434	(280,673)	(9)%
Operating income	$177,351	$217,444	$(40,093)	(18)%

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

Retail service revenues

Retail service revenues decreased by $223.3 million, or 8%, in 2013 to $2,438.7 million due to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

Billed ARPU increased to $50.94 in 2013 from $50.77 in 2012. This overall increase is due primarily to an increase in postpaid ARPU to $54.61 in 2013 from $54.26 in 2012, reflecting increases in smartphone adoption and corresponding revenues from data products and services.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings offset to some degree by continued adoption of smartphones and data usage.

U.S. Cellular accounts for loyalty reward points under the deferred revenue method. Under this method, U.S. Cellular allocates a portion of the revenue billed to customers with applicable plans to the loyalty reward points. The revenue allocated to these points is initially deferred in the Consolidated Balance Sheet and is recognized in future periods when the loyalty reward points are redeemed or used. Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $19.6 million and $19.8 million in 2013 and 2012, respectively. Deferred revenues related to loyalty reward points are included in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues decreased by $69.7 million, or 26%, in 2013 to $202.9 million. The decrease was due primarily to lower rates and the impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation.  Data volume increased year-over-year but the impact of this increase was offset by the combined impacts of lower volume for voice and lower rates for both data and voice. The decline in roaming revenues was offset by a decline in roaming expense also due to lower rates. U.S. Cellular expects continued growth in data volume but also expects that the revenue impact of this growth will be offset by the impacts of decreases in data rates and voice volume.

Other revenues

Other revenues decreased by $27.3 million, or 18%, in 2013 compared to 2012 due primarily to decreases in ETC support. Pursuant to the FCC's Reform Order (see “Overview – FCC Reform Order” above), ETC support was frozen on January 1, 2012 at the 2011 level and is being phased down at the rate of 20% per year beginning July 1, 2012.

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

Equipment sales revenues were flat in 2013 compared to 2012. An increase of 19% in average revenue per device sold and an increase in equipment activation fees were offset by selling fewer devices partially due to the Divestiture Transaction. Average revenue per device sold increased due to general customer preference for higher-priced smartphones.

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

Key components of the $139.6 million, or 19%, decrease in System operations expenses to $586.0 million were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $58.5 million, or 31%, due primarily to lower rates. Data roaming usage increased; however, the impact of the increase was more than offset by lower rates for both data and voice and lower voice volume.

•         Customer usage expenses decreased by $43.4 million, or 19%, driven by impacts of the Divestiture Transaction and decreases in intercarrier charges and certain data costs partially offset by increases due to network costs for 4G LTE.

•         Maintenance, utility and cell site expenses decreased $37.7 million, or 12%, driven primarily by impacts of the Divestiture Transaction.

U.S. Cellular expects system operations expenses to increase in the future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage. However, these increases are expected to be offset to some extent by cost savings generated by shifting data traffic to the 4G LTE network from the 3G network.

Cost of equipment sold

Cost of equipment sold increased by $25.4 million, or 4%, in 2013 to $652.2 million. The increase was driven by a 28% increase in the average cost per device sold, which more than offset the impact of selling fewer devices. Average cost per device sold increased due to general customer preference for higher-priced 4G LTE smartphones. The total number of devices sold decreased by 17% partially due to the Divestiture Transaction.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $405.7 million and $379.8 million for 2013 and 2012, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of smartphones, including sales of Apple iPhones, to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers. Smartphones sold as a percentage of total devices sold were 64.2% and 53.0% in 2013 and 2012, respectively.

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

Key components of the $81.1 million, or 6%, decrease to $1,234.7 million were as follows:

•         Selling and marketing expense decreased by $65.3 million, or 11%, primarily from lower commission expenses, more cost-effective advertising spending and reduced employee and facilities costs as a result of the Divestiture Transaction.

•         General and administrative expense decreased by $15.8 million, or 2%, driven by corporate cost containment and reduction initiatives partially offset by costs associated with launching the new billing system.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $154.0 million, or 35%, in 2013 to $593.4 million due primarily to the acceleration of depreciation, amortization and accretion in the Divestiture Markets.  The impact of the acceleration was $134.0 million in 2013. The accelerated depreciation, amortization and accretion in the Divestiture Markets is expected to conclude in the first quarter of 2014.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2013 resulted from the closing and continued impacts of the Divestiture Transaction.  The net gain in 2012 resulted from the sale of a wireless market.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom’s Wireline and Cable operations served 1,119,200 customer connections at September 30, 2013.  The acquisition of Baja contributed to a net increase of 133,400 customer connections from the 985,800 customer connections served at September 30, 2012.  In addition, TDS Telecom provides IT infrastructure solutions including colocation, dedicated hosting, hosted application management and cloud computing services, and sales, installation and management of IT infrastructure hardware solutions through its HMS operations.

Previously, TDS Telecom had reported Results of Operations for its ILEC, CLEC and HMS segments.  As a result of recent acquisitions and changes in TDS’ strategy, operations and internal reporting, TDS has reevaluated and changed its operating segments during the quarter ended September 30, 2013, which resulted in the following reportable segments: Wireline, Cable and HMS.  The Wireline segment consists of the former ILEC and CLEC segments.  The Cable segment consists of Baja, which was acquired in August 2013.  Periods presented for comparative purposes have been re-presented to conform to the revised presentation described above.

TDS Telecom acquired Vital in June 2012. The results of operations of Vital are included in the HMS segment since the date of acquisition and impact the comparability of the HMS operating results.  The results of operations of Baja are included in the Cable segment since the date of acquisition.

The following table summarizes customer connections for TDS Telecom’s Wireline and Cable operations:

As of September 30,	2013	2012	Change
Wireline Connections
Residential
Voice	358,200	382,000	(23,800)
Broadband	229,500	232,000	(2,500)
IPTV	12,200	6,700	5,500
Wireline residential connections	599,900	620,700	(20,800)

Commercial
Voice	223,800	250,100	(26,300)
Broadband	27,600	30,500	(2,900)
managedIP	121,000	84,500	36,500
Wireline commercial connections	372,400	365,100	7,300

Total Wireline connections	972,300	985,800	(13,500)

Cable Connections
Video	70,300	-	70,300
Broadband	59,800	-	59,800
Voice	16,800	-	16,800
Cable connections	146,900	-	146,900

Total Wireline and Cable Customer Connections	1,119,200	985,800	133,400

TDS Telecom

Components of Operating Income

				Percentage
Nine Months Ended September 30,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues
Wireline	$545,568	$556,317	$(10,749)	(2)%
Cable	14,362	-	14,362	N/M
HMS	115,665	76,862	38,803	50%
Intra-company elimination	(531)	(168)	(363)	>(100)%
TDS Telecom operating revenues	675,064	633,011	42,053	7%

Operating expenses
Wireline	499,023	509,661	(10,638)	(2)%
Cable	14,825	-	14,825	N/M
HMS	129,272	88,841	40,431	46%
Intra-company elimination	(531)	(168)	(363)	>(100)%
TDS Telecom operating expenses	642,589	598,334	44,255	7%

TDS Telecom operating income	$32,475	$34,677	$(2,202)	(6)%

Wireline Operations

Components of Operating Income
				Percentage
Nine Months Ended September 30,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues
Residential	$220,172	$223,041	$(2,869)	(1)%
Commercial	173,702	172,299	1,403	1%
Wholesale	151,694	160,977	(9,283)	(6)%
Total operating revenues	545,568	556,317	(10,749)	(2)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	202,521	205,088	(2,567)	(1)%
Selling, general and administrative	167,326	174,534	(7,208)	(4)%
Depreciation, amortization and accretion	129,352	129,367	(15)	-
Loss on asset disposals, net	(176)	633	(809)	>(100)%
Loss on sale of business and other exit costs, net	-	39	(39)	N/M
Total operating expenses	499,023	509,661	(10,638)	(2)%
Total operating income	$46,545	$46,656	$(111)	-

N/M – Not meaningful

Operating Revenues

Residential revenues consist of voice, data and video services to TDS Telecom’s Wireline residential customer base.

Residential revenues decreased $2.9 million or 1% to $220.2 million in 2013.  A 3% reduction in the number of average residential connections reduced revenues by $6.0 million partially offset by a $3.9 million increase in revenues due to a 2% increase in average revenue per residential connection.  The increase in average revenue was mainly driven by growth in customers opting for faster broadband speeds and the growth of customers selecting higher tier IPTV packages.

Commercial revenues consist of data and voice services and sales and installation of IP-based telecommunication systems to TDS Telecom’s Wireline commercial customer base.

Commercial revenues increased $1.4 million or 1% to $173.7 million in 2013 which was due primarily to a 2% increase in average commercial connections.  Revenue from the 53% growth in managedIP connections outpaced the decrease in revenue caused by the 11% decline in voice connections.

Wholesale revenues represent compensation from other carriers for utilizing TDS Telecom’s network infrastructure and regulatory recoveries.

Wholesale revenues decreased $9.3 million or 6% to $151.7 million.  Network access revenues decreased $5.9 million in 2013 as a result of changes in support mechanisms and in intercarrier compensation resulting from the Reform Order released by the FCC in November 2011.  Wholesale revenues also declined $4.0 million due to a 15% reduction in intra-state minutes-of-use.  Revenues received through inter-state and intra-state regulatory recovery mechanisms increased $1.8 million.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products decreased $2.6 million or 1% to $202.5 million in 2013 due primarily to a $4.9 million decrease in cost of goods sold related to long distance services and promotional giveaways.  In addition, carrier interconnection charges decreased $2.2 million as a result of lower access charges that became effective in July of 2012 related to the Reform Order. These decreases were partially offset by increases in charges related to IPTV expansion and employee related costs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $7.2 million or 4% to $167.3 million in 2013.  Reductions in Federal USF contributions due to lower revenues, information technology charges, bad debts, and property taxes were partially offset by increases in management consulting expenses.

Loss on asset disposals, net

Loss on asset disposals, net decreased $0.8 million due primarily to a gain recognized on the sale of a warehouse in 2013.

Cable Operations

Components of Operating Income (Loss)

Nine Months Ended September 30,	2013 (1)
(Dollars in thousands)
Operating revenues
Residential	$11,642
Commercial	2,720
Total operating revenues	14,362

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	6,727
Selling, general and administrative	5,184
Depreciation, amortization and accretion	2,914
Total operating expenses	14,825
Total operating income (loss)	$(463)

(1)	Represents the operations of Baja from August 1, 2013 (date of acquisition) to September 30, 2013.

Operating Revenues

Residential revenues consist of video, broadband and voice services to TDS Telecom’s Cable residential customer base.

Baja had 104,500 residential customer connections which generated revenues of $11.6 million since the acquisition of Baja on August 1, 2013.

Commercial revenues consist of video, broadband and voice services to TDS Telecom’s Cable commercial customer base.

Baja had 42,400 commercial customer connections which generated Commercial revenues of $2.7 million since the acquisition of Baja.

Operating Expenses

Cost of services and products (excluding  Depreciation, amortization and accretion)

Cost of services and products (excluding Depreciation, amortization and accretion) of $6.7 million were incurred for programming costs and expenses related to the delivery and support of services since the acquisition of Baja.

Selling, general and administrative expenses

Selling, general and administrative expenses of $5.2 million include legal and consulting costs of $1.8 million related to the acquisition.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense of $2.9 million was incurred since the acquisition of Baja on August 1, 2013.  Amortization of the acquired customer list and trade name contributed $1.2 million of expense.

HMS Operations

Components of Operating Income (Loss)
				Percentage
Nine Months Ended September 30,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues	$115,665	$76,862	$38,803	50%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	82,517	50,196	32,321	64%
Selling, general and administrative	29,346	24,268	5,078	21%
Depreciation, amortization and accretion	17,286	14,272	3,014	21%
Loss on asset disposals, net	123	105	18	17%
Total operating expenses	129,272	88,841	40,431	46%
Total operating income (loss)	$(13,607)	$(11,979)	$(1,628)	(14)%

Operating Revenues

HMS Operating revenues consist primarily of colocation, dedicated hosting, hosted application management and cloud computing services, and sales, installation and management of IT infrastructure hardware solutions.

Operating revenues increased $38.8 million to $115.7 million in 2013. An acquisition contributed $34.7 million of this increase with the remaining increase due to 11% growth in recurring services primarily consisting of colocation, cloud, application management and managed hosting services.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $32.3 million to $82.5 million in 2013 due primarily to $27.7 million from an acquisition and increases in costs to expand and upgrade customer and technical support to accommodate recurring revenue growth.

Selling, general and administrative expense

Selling, general and administrative expense increased $5.1 million to $29.3 million in 2013 due primarily to $6.7 million from an acquisition.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $3.0 million to $17.3 million due to $2.1 million of additional depreciation on increased capital additions and $1.5 million of the acquired customer list and trade name amortization from an acquisition.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

RESULTS OF OPERATIONS — CONSOLIDATED

Three Months Ended September 30,	2013	2012	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$939,236	$1,140,357	$(201,121)	(18)%
TDS Telecom	234,543	220,417	14,126	6%
All other (1)	7,201	9,334	(2,133)	(23)%
Total operating revenues	1,180,980	1,370,108	(189,128)	(14)%
Operating expenses				%
U.S. Cellular	982,443	1,092,278	(109,835)	(10)%
TDS Telecom	222,391	210,117	12,274	6%
All other (1)	9,231	12,207	(2,976)	(24)%
Total operating expenses	1,214,065	1,314,602	(100,537)	(8)%
Operating income (loss)
U.S. Cellular	(43,207)	48,079	(91,286)	>(100)%
TDS Telecom	12,152	10,300	1,852	18%
All other (1)	(2,030)	(2,873)	843	29%
Total operating income (loss)	(33,085)	55,506	(88,591)	>(100)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	37,609	25,015	12,594	50%
Interest and dividend income	2,507	2,359	148	6%
Interest expense	(24,961)	(20,497)	(4,464)	22%
Other, net	145	217	(72)	(33)%
Total investment and other income (expense)	15,300	7,094	8,206	>100%

Income (loss) before income taxes	(17,785)	62,600	(80,385)	>(100)%
Income tax expense (benefit)	(6,731)	22,442	(29,173)	>(100)%

Net income (loss)	(11,054)	40,158	(51,212)	>(100)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,542)	11,041	(12,583)	>(100)%
Net income (loss) attributable to TDS shareholders	(9,512)	29,117	(38,629)	>(100)%
Preferred dividend requirement	(12)	(12)	-	-
Net income (loss) available to common shareholders	$(9,524)	$29,105	$(38,629)	>(100)%

Basic earnings (loss) per share attributable to TDS shareholders	$(0.09)	$0.27	$(0.36)	>(100)%
				%
Diluted earnings (loss) per share attributable to TDS shareholders	$(0.09)	$0.26	$(0.35)	>(100)%

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

Equity in earnings of unconsolidated entities

TDS’ investment in the LA Partnership contributed $20.8 million and $18.3 million to Equity in earnings of unconsolidated entities in 2013 and 2012, respectively.  In 2013, TDS’ investment in the NY1 & NY2 Partnerships contributed $9.7 million.

Interest expense

The increase in interest expense was due primarily to the issuance of TDS’ 5.875% Senior Notes in November 2012 for $195.0 million and a decrease in capitalized interest during 2013.

Income tax expense (benefit)

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the change in income tax expense (benefit) and the overall effective tax rate on Income (loss) before income taxes.

Net income (loss) attributable to noncontrolling interests, net of tax

Net income (loss) attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income (loss) and the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income or loss. The impact due to the NY1& NY2 Deconsolidation caused a decrease in the Noncontrolling shareholders’ or partners’ line item below for the three months ended September 30, 2013.

	Three Months Ended
	September 30,
	2013	2012
(Dollars in thousands)
Net income (loss) attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$(1,541)	$5,836
Noncontrolling shareholders’ or partners’	(1)	5,205
	$(1,542)	$11,041

RESULTS OF OPERATIONS — U.S. CELLULAR

Components of Operating Income (Loss)

Three Months Ended September 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Retail service	$752,316	$884,219	$(131,903)	(15)%
Inbound roaming	71,997	106,132	(34,135)	(32)%
Other	38,017	46,019	(8,002)	(17)%
Service revenues	862,330	1,036,370	(174,040)	(17)%
Equipment sales	76,906	103,987	(27,081)	(26)%
Total operating revenues	939,236	1,140,357	(201,121)	(18)%

System operations (excluding Depreciation, amortization and accretion reported below)	177,431	249,245	(71,814)	(29)%
Cost of equipment sold	193,392	248,029	(54,637)	(22)%
Selling, general and administrative	410,468	438,526	(28,058)	(6)%
Depreciation, amortization and accretion	200,985	145,151	55,834	38%
Loss on asset disposals, net	1,701	11,262	(9,561)	(85)%
(Gain) loss on sale of business and other exit costs, net	(1,534)	65	(1,599)	>100%
Total operating expenses	982,443	1,092,278	(109,835)	(10)%
Operating income (loss)	$(43,207)	$48,079	$(91,286)	>(100)%

Operating Revenues

Retail service revenues

Retail service revenues decreased $131.9 million, or 15%, to $752.3 million in 2013 due primarily to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

Billed ARPU per customer increased to $50.92 in 2013 compared to $50.83 in 2012. The net increase resulted primarily from growth in revenues from data products and services offset by declines in voice revenues.

Application of the deferred revenue method of accounting related to loyalty reward points resulted in deferring net revenues of $10.0 million and $7.1 million in 2013 and 2012, respectively. These amounts are included in the Customer deposits and deferred revenues in the Consolidated Balance Sheet.

Inbound roaming revenues

Inbound roaming revenues decreased by $34.1 million, or 32%, to $72.0 million in 2013 compared to 2012. The decrease was due to lower usage and rates for both data and voice and the impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation.  The decline in roaming revenues was offset by a decline in roaming expense also due to lower rates.

Other revenues

Other revenues decreased by $8.0 million, or 17%, to $38.0 million due primarily to a decrease in ETC revenues.  ETC revenues in 2013 were $23.7 million compared to $31.1 million in 2012 and decreased due to the phase down of USF support as described in Results of Operations – U.S. Cellular for the nine months ended September 30, 2013.

Equipment sales revenues

Equipment sales revenues decreased by $27.1 million, or 26%, in 2013 to $76.9 million driven by a 32% decrease in total devices sold primarily due to the Divestiture Transaction partially offset by a 14% increase in average revenue per device sold.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the overall decrease in System operations expenses were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $20.6 million, or 31%, due primarily to lower rates. Data roaming usage increased; however, the impact of the increase was more than offset by lower rates for both data and voice and lower voice volume.

•         Maintenance, utility and cell site expenses decreased $28.8 million, or 28%, due primarily to the impacts of the Divestiture Transaction.

•         Customer usage expense decreased $22.4 million, or 29%, driven by impacts of the Divestiture Transaction and decreases in intercarrier charges and certain data costs partially offset by increases due to network costs for 4G LTE.

Cost of equipment sold

Cost of equipment sold decreased in 2013 compared to 2012 due primarily to a 32% decrease in the total number of devices sold for the reason noted above partially offset by an increase of 24% in average cost per device sold due to a shift in the mix of units sold to higher-priced smartphones.

Selling, general and administrative

Key components of the $28.1 million, or 6%, decrease to $410.5 million were as follows:

•         Selling and marketing expense decreased by $28.8 million, or 14%, primarily from lower commission expenses, more cost-effective advertising spending and reduced employee and facilities costs as a result of the Divestiture Transaction.

•         General and administrative expense was flat in 2013 compared to 2012. Decreases due to corporate cost containment and reduction initiatives were offset by costs associated with launching the new billing system.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased $55.8 million, or 38%, in 2013 to $201.0 million due primarily to the acceleration of depreciation, amortization and accretion in the Divestiture Markets. The impact of the acceleration was $45.7 million in 2013.

Loss on asset disposals, net

Loss on assets disposals, net decreased $9.6 million due primarily to higher disposals of certain network equipment in 2012.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2013 resulted from continued impacts of the Divestiture Transaction.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom

Components of Operating Income

Three months ended September 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Operating revenues
Wireline revenues	$181,800	$184,066	$(2,266)	(1)%
Cable revenues	14,362	-	14,362	N/M
HMS revenues	38,727	36,428	2,299	6%
Intra-company elimination	(346)	(77)	(269)	>100%
TDS Telecom operating revenues	234,543	220,417	14,126	6%

Operating expenses
Wireline expenses	164,065	168,504	(4,439)	(3)%
Cable expenses	14,825	-	14,825	N/M
HMS expenses	43,847	41,690	2,157	5%
Intra-company elimination	(346)	(77)	(269)	>100%
TDS Telecom operating expenses	222,391	210,117	12,274	6%

TDS Telecom operating income	$12,152	$10,300	$1,852	18%

Wireline Operations

Components of Operating Income

Three months ended September 30,	2013	2012	Change	Percentage Change
(Dollars in thousands)
Operating revenues
Residential	$74,257	$74,434	$(177)	-
Commercial	57,787	57,493	294	1%
Wholesale	49,756	52,139	(2,383)	(5)%
Total operating revenues	181,800	184,066	(2,266)	(1)%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	68,249	67,740	509	1%
Selling, general and administrative expenses	53,254	57,619	(4,365)	(8)%
Depreciation, amortization and accretion	42,136	42,800	(664)	(2)%
Loss on asset disposals, net	426	345	81	23%
Total operating expenses	164,065	168,504	(4,439)	(3)%

Total operating income	$17,735	$15,562	$2,173	14%

Operating Revenues

Residential revenues

Residential revenues in 2013 were consistent with 2012.  A 3% reduction in the number of average residential connections decreased revenues by $2.1 million offset by a 3% increase in average revenue per residential connection driven by growth in customers opting for faster broadband speeds and the growth of customers selecting higher tier IPTV packages.

Commercial revenues

Commercial revenues grew slightly to $57.8 million in 2013 due primarily to the 45% growth in managedIP connections offsetting an 11% decline in average voice connections.

Wholesale revenues

Wholesale revenues decreased $2.4 million or 5% to $49.8 million.  Network access revenues decreased $1.6 million in 2013 as a result of changes in support mechanisms and in intercarrier compensation resulting from the Reform Order. Wholesale revenues also declined $1.0 million due to a 12% reduction in intra-state minutes-of-use.  Revenues received through inter-state and intra-state regulatory mechanisms increased $1.3 million.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $0.5 million or 1% to $68.2 million in 2013.  Increased costs associated with the provisioning of IPTV and increased circuit costs were partially offset by decreases in cost of goods sold related to long distance services.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $4.4 million or 8% to $53.3 million in 2013 due primarily to reduced contributions into the Federal USF, reduced bad debts and cost control efforts.

Cable Operations

See “Results of Operations—TDS Telecom” for the nine months ended September 30, 2013.

HMS Operations

Components of Operating Income (Loss)
				Percentage
Three months ended September 30,	2013	2012	Change	Change
(Dollars in thousands)
Operating revenues	$38,727	$36,428	$2,299	6%

Operating expenses
Cost of services and products (excluding Depreciation, amortization and accretion reported below)	27,518	25,332	2,186	9%
Selling, general and administrative expenses	10,064	10,901	(837)	(8)%
Depreciation, amortization and accretion	6,255	5,451	804	15%
Loss on asset disposals, net	10	6	4	67%
Total operating expenses	43,847	41,690	2,157	5%
Total operating income (loss)	$(5,120)	$(5,262)	$142	3%

Operating Revenues

Operating revenues increased $2.3 million to $38.7 million in 2013 due to 10% growth in recurring services primarily consisting of colocation, cloud, application management and managed hosting services.

Operating Expenses

Cost of services and products (excluding Depreciation, amortization and accretion)

Cost of services and products increased $2.2 million to $27.5 million in 2013 due to increases in expense to support new revenue growth.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on TDS’ financial condition or results of operations.  See Note 1 – Basis of Presentation in the Notes to the Consolidated Financial Statements for additional information.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS' cash flow activities for the nine months ended September 30, 2013 and 2012.

	2013	2012
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$437,900	$760,536
Investing activities	(333,593)	(692,915)
Financing activities	(133,699)	(41,612)
Net increase (decrease) in cash and cash equivalents	$(29,392)	$26,009

The Divestiture Transaction, as described above, resulted in net pre-tax Cash used in operating activities of $22.7 million and net Cash from investing activities of $481.1 million during the nine months ended September 30, 2013.  Cash flows from operating and investing activities in future periods will be impacted by the Divestiture Transaction.

Cash Flows from Operating Activities

Cash flows from operating activities were $437.9 million in 2013 and $760.5 million in 2012.  Significant items to note are as follows:

•         Net income increased by $10.7 million.  This increase resulted primarily from the gains recognized as a result of the closing of the Divestiture Transaction and the NY1& NY2 Deconsolidation.  This was partially offset by a decrease in Operating revenues, higher cost of equipment sold, and an increase in non-cash expenses, including depreciation expense.

•         Net income tax payments of $137.6 million were recorded in 2013 compared to net income tax refunds of $62.7 million in 2012.  The 2013 tax payments were due primarily to the gain recognized as a result of the closing of the Divestiture Transaction.  Federal tax refunds of $71.4 million were received in 2012 primarily related to a federal net operating loss in 2011 largely attributable to 100% bonus depreciation applicable to qualified capital expenditures.  TDS carried back this federal net operating loss to prior tax years and received these refunds in 2012 for carrybacks to 2009 and 2010 tax years.

•         Changes in Inventory provided $11.1 million in 2013 and required $70.9 million in 2012.  This change was due primarily to higher beginning inventory levels at December 31, 2012 relative to December 31, 2011, and lower inventory purchases in 2013 compared to 2012.

•         Changes in Accounts receivable required $216.7 million in 2013 and required $69.5 million in 2012.  Changes in Accounts receivable were driven primarily by billing delays encountered as a result of the conversion to a new U.S. Cellular billing system in the third quarter of 2013, which caused Accounts receivable to increase at September 30, 2013. Given these billing delays and the corresponding increase in Accounts receivable, U.S. Cellular believes it has made an adequate provision for allowance for doubtful accounts at September 30, 2013. However, such provision is an estimate, and U.S. Cellular’s actual experience with uncollectible accounts in future periods could materially differ from the amounts provided in the allowance for doubtful accounts at September 30, 2013, and any such difference could have a material adverse impact on future results of operations and cash flow.

•         Changes in Accounts payable provided $33.3 million in 2013 and required $37.7 million in 2012.  Changes in Accounts payable were driven primarily by payment timing differences related to operating expenses, capital purchases and device purchases.

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

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $637.4 million in 2013 and $697.0 million in 2012. Cash used for additions to property, plant and equipment is reported in the Consolidated Statement of Cash Flows and excludes amounts accrued in Accounts receivable and Accounts payable for capital expenditures at September 30, 2013 and includes amounts received and/or paid in the current period that were accrued at December 31, 2012.  Cash used for additions to property, plant and equipment totaled $631.4 million in 2013 and $730.9 million in 2012. These expenditures were made to provide for customer and usage growth (in recent periods, particularly with respect to data usage growth), to upgrade service and to take advantage of service-enhancing and cost-reducing technological developments in order to maintain competitive services.

•         U.S. Cellular’s capital expenditures totaled $529.4 million in 2013 and $583.6 million in 2012 representing expenditures made to construct new cell sites, build out 4G LTE networks in certain markets, increase capacity in existing cell sites and switches, develop new and enhance existing office systems such as the new Billing and Operational Support System (“B/OSS”) and customer relationship management platforms, and construct new and remodel existing retail stores.  The decrease in capital expenditures on a year-over-year basis is due primarily to the timing of spending for network operations equipment.

•         TDS Telecom’s capital expenditures totaled $102.6 million in 2013 and $122.1 million in 2012.  Capital expenditures for Wireline operations totaled $94.0 million in 2013 and $109.1 million in 2012 representing expenditures to upgrade plant and equipment to provide enhanced services.  Capital expenditures for Cable operations totaled $1.4 million in 2013.  Capital expenditures for HMS operations totaled $7.2 million in 2013 and $13.0 million in 2012 representing expenditures to expand data center facilities including the purchase of IT-related equipment to deliver products and services.

Cash payments for acquisitions for the nine months ended September 30, 2013 and 2012 were as follows:

Cash Payment for Acquisitions	2013	2012
(Dollars in thousands)
U.S. Cellular licenses	$16,540	$57,957
TDS Telecom HMS business	-	39,566
TDS Telecom cable business	263,843	-
Total	$280,383	$97,523

Cash amounts paid for the acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

Cash received from divestitures for the nine months ended September 30, 2013 and 2012 were as follows:

Cash Received from Divestitures	2013	2012
(Dollars in thousands)
U.S. Cellular licenses	$-	$-
U.S. Cellular businesses	484,300	49,932
TDS Telecom wireline business	-	250
Total	$484,300	$50,182

U.S. Cellular received $480.0 million in cash at the close of the Divestiture Transaction in May 2013.  In addition, U.S. Cellular received $1.1 million in reimbursements for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees (the “Sprint Cost Reimbursement”) in the nine months ended September 30, 2013.

On October 4, 2013, U.S. Cellular sold the majority of its Mississippi Valley non-operating market license (“unbuilt license”) for $308.0 million.  The sale will result in a $252.2 million gain and a $96.0 million current tax expense, which will be recorded in the fourth quarter of 2013.

In addition, on August 14, 2013, U.S. Cellular entered into a definitive agreement to sell the majority of its St. Louis area unbuilt license for $92.3 million.  This transaction will result in an estimated gain of $76.2 million and an estimated current tax expense of $28.5 million.  This transaction is subject to regulatory approval and is expected to close by the end of 2013.

In 2012, TDS invested $45.0 million in U.S. Treasury Notes with maturities of greater than three months from the acquisition date.  TDS realized proceeds of $80.0 million and $143.4 million in 2013 and 2012, respectively, related to the maturities of its investments in U.S. Treasury Notes, corporate notes, and certificates of deposit.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect repayments of and proceeds from short-term and long-term debt balances, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.

In 2013, TDS repurchased Common Shares at an aggregate cost of $5.8 million.  TDS did not repurchase any Common Shares in 2012.  Payments for repurchases of U.S. Cellular Common Shares required $18.5 million in 2013.  U.S. Cellular did not repurchase any Common Shares in 2012.  See Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

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

Nine Months Ended September 30,	2013	2012
(Dollars in thousands)
Cash flows from operating activities	$437,900	$760,536
Cash used for additions to property, plant and equipment	(631,370)	(730,897)
Free cash flow	$(193,470)	$29,639

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

TDS believes that existing cash and investment balances, funds available under its revolving credit facilities and expected Cash flows from operating and investing activities provide substantial liquidity and financial flexibility for TDS to meet its normal financing needs (including working capital, construction and development expenditures and share repurchases under approved programs) for the foreseeable future. In addition, TDS and its subsidiaries may access public and private capital markets to help meet their financing needs.

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

The following table summarizes TDS’ and U.S. Cellular’s cash and investments as of September 30, 2013.

(Dollars in thousands)	TDS	U.S. Cellular (1)
Cash and cash equivalents	$711,089	$183,101
Short-term investments	$45,162	$45,162
Long-term investments	$40,099	$40,099

(1)	Also included as a component of the TDS column.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At September 30, 2013, the majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term and Long-term Investments

Short-term and Long-term investments consist primarily of U.S. Treasury Notes which are designated as held-to-maturity investments and are recorded at amortized cost in the Consolidated Balance Sheet.  For these investments, TDS’ objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information on Short-term and Long-term investments.

Revolving Credit Facilities

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At September 30, 2013, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

As of September 30, 2013, TDS’ and U.S. Cellular’s senior debt credit ratings from nationally recognized credit rating agencies remained at investment grade.

The following table summarizes the terms of such revolving credit facilities as of September 30, 2013:

(Dollars in millions)	TDS	U.S. Cellular
Maximum borrowing capacity	$400.0	$300.0
Letters of credit outstanding	$0.3	$17.6
Amount borrowed	$-	$-
Amount available for use	$399.7	$282.4
Agreement date	December 2010	December 2010
Maturity date	December 2017	December 2017

In June 2013, U.S. Cellular provided $17.4 million in letters of credit to the FCC in connection with U.S. Cellular’s winning bids in Auction 901.  See FCC Reform Order – Auction 901 above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe that they were in compliance as of September 30, 2013 with all of the covenants and requirements set forth in their revolving credit facilities.  TDS also has certain other non-material credit facilities from time to time.

Long-Term Financing

There were no material changes to Long-Term Financing as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2012.

TDS and its subsidiaries’ long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes that it and its subsidiaries were in compliance as of September 30, 2013 with all covenants and other requirements set forth in its long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2013 and the next four years represent less than 1% of the total long-term debt obligation at September 30, 2013.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2012 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.

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

TDS and U.S. Cellular each have an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities. The proceeds from any such issuances may be used for general corporate purposes, including: the possible reduction of other long-term debt; in connection with acquisition, construction and development programs; the reduction of short-term debt; for working capital; to provide additional investments in subsidiaries; or the repurchase of shares.  The TDS shelf registration permits TDS to issue at any time and from time to time senior or subordinated debt securities in one or more offerings in an indeterminate amount.  The U.S. Cellular shelf registration statement permits U.S. Cellular to issue at any time and from time to time senior or subordinated debt securities in one or more offerings up to an aggregate principal amount of $500 million.  The ability of TDS or U.S. Cellular to complete an offering pursuant to such shelf registration statements is subject to market conditions and other factors at the time.

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

TDS plans to finance its capital expenditures program for 2013 using primarily Cash flows from operating activities and as necessary, existing cash balances and short-term investments.

Acquisitions, Divestitures and Exchanges

TDS assesses its business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment.  As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications, cable, HMS or other possible businesses.  In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

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

Share Repurchase Programs

In the past year, TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Common Shares, in each case subject to any available repurchase program.  For additional information related to the current TDS and U.S. Cellular repurchase authorizations and repurchases made during 2013 and 2012, see Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2012 and September 30, 2013 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2012.

Agreements

As previously disclosed, on August 17, 2010, U.S. Cellular and Amdocs Software Systems Limited (“Amdocs”) entered into a Software License and Maintenance Agreement (“SLMA”) and a Master Service Agreement (“MSA”) (collectively, the “Amdocs Agreements”) to develop a Billing and Operational Support System (“B/OSS”).  In July 2013, U.S. Cellular implemented B/OSS, pursuant to an updated Statement of Work dated June 29, 2012.  Total payments to Amdocs related to this implementation are estimated to be approximately $183.5 million (subject to certain potential adjustments) over the period from commencement of the SLMA through the first half of 2014.  As of September 30, 2013, $133.3 million had been paid to Amdocs.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 —  Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2012.  There were no material changes to TDS’ application of critical accounting policies and estimates during the three and nine months ended September 30, 2013.

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

TDS Telecom has recorded Goodwill as a result of the acquisition of ILEC, HMS and Cable companies.  For purposes of Goodwill impairment testing, ILEC and Cable both represent single reporting units.  Prior to the third quarter of 2013, for purposes of Goodwill impairment testing, HMS represented three separate reporting units.

During the third quarter of 2013, due to continued competitive pressures and negative secular and regulatory trends in the ILEC industry, TDS determined that an interim impairment test of TDS Telecom’s ILEC Goodwill was required.  TDS performed the Step 1 Goodwill impairment test, as defined by GAAP, as of August 1, 2013, and determined that the fair value of the ILEC reporting unit exceeded its carrying value, and accordingly no Goodwill impairment resulted.

Prior to the third quarter of 2013, HMS was comprised of three reporting units: OneNeck IT Services Corporation (“OneNeck”), TEAM Technologies, LLC/VISI Incorporated (“TEAM/VISI”) and Vital Support Systems, LLC (“Vital”). Due to changes in the management of the HMS operations and related changes in internal financial reporting that culminated in the third quarter of 2013, the three separate HMS reporting units were combined into one HMS reporting unit.  This change in reporting units required TDS to perform an interim impairment test of the Goodwill in the HMS reporting unit(s) in the third quarter of 2013.  TDS performed the Step 1 Goodwill impairment test as of August 1, 2013 for the three historical HMS reporting units of OneNeck, TEAM/VISI, and Vital and the newly combined HMS reporting unit.  In all four of these HMS-related Step 1 Goodwill impairment tests, TDS determined that the fair value of each of the reporting units exceeded its respective carrying value, and accordingly, no Goodwill impairment resulted.  Future Goodwill impairment tests will only be performed on the combined HMS reporting unit.

The discounted cash flow approach and publicly-traded guideline company method were used to value the ILEC and HMS reporting units.  The discounted cash flow approach uses value drivers and risks specific to the industry and current economic factors.  The cash flow estimates incorporated assumptions that market participants would use in their estimates of fair value and may not be indicative of TDS Telecom specific assumptions.  The most significant assumptions made in this process were the revenue growth rate (shown as a compound annual growth rate in the table below), the terminal revenue growth rate, the discount rate and capital expenditures as a percentage of revenue (shown as a simple average in the table below).

The publicly-traded guideline company method develops an indication of fair value by calculating average market pricing multiples for selected publicly-traded market participant companies using multiples of: Revenue; Earnings before Interest, Taxes, and Depreciation and Amortization; and Earnings before Interest and Taxes. The developed multiples were applied to applicable financial measures of the respective reporting unit to determine fair value. The discounted cash flow approach and publicly-traded guideline company method were weighted to arrive at the total fair value used for impairment testing.

The following table represents key assumptions used in estimating the fair value of the ILEC and HMS reporting units as of August 1, 2013 using the discounted cash flow approach.  The ILEC and HMS averages below are based on five and ten year projection periods, respectively.  There are uncertainties associated with these key assumptions, and potential events and/or circumstances that could have a negative effect on the key assumptions, which are described below.

Key assumptions	ILEC	OneNeck	TEAM/VISI	Vital	Combined HMS
Revenue growth rate	(0.4)%	10.7%	18.8%	6.6%	10.4%
Terminal revenue growth rate	0.0%	3.0%	3.0%	1.5%	2.5%
Discount rate	7.5%	13.0%	12.5%	13.0%	12.5%
Capital expenditures as a percentage of revenue	14.7%	13.0%	26.3%	0.5%	11.2%

Revenue growth rates

The negative average expected growth rate for the ILEC reporting unit is due primarily to declines in voice and data market share and declines in regulatory and wholesale revenues.

The mix of products and services in each HMS reporting unit is diverse and each offers one or more of the following services:  colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, and sales and management of IT infrastructure hardware solutions.  The following sources were used to generate projected revenues:

•         Market participant growth rates

•         Internally generated forecasts, which in addition to market participant growth rates, also considered:

o    Current and projected staffing of the sales teams and their reasonable potential for sales quota attainment

o    Observed customer demand

o    Market and competitive knowledge

TDS’ internal projections and peer growth rates associated with the services principally offered by OneNeck and TEAM/VISI have higher growth rates than the products and services principally offered by Vital, which generates a substantial portion of their revenue from the sales of products and solutions related services, as depicted in the following table:

HMS reporting unit	Primary products
OneNeck	Hosted application management and managed hosting services
TEAM/VISI	Colocation, managed services, hosted services, and cloud computing
Vital	Technology solutions to businesses which includes the planning, design, procurement, installation, sales and management of business-critical IT components
Combined HMS	All products and services offered in the HMS segment

There are risks that could negatively impact the projected revenue growth rates, including, but not limited to:

•         Sales process execution – including the ability to attract and retain qualified sales professionals.

•         Competition – competitors may gain advantages over TDS Telecom’s HMS business, and may have the ability to offer product and service offerings which TDS Telecom is not able to offer, or offer competitively.

•         Operations – TDS Telecom could experience operational difficulties including service disruptions, security breaches, or other negative events that could harm the reputation of its HMS business and its future revenue prospects.

Discount rates

The discount rate of each reporting unit was computed by calculating the weighted average cost of capital (“WACC”) of market participants with businesses reasonably comparable to each respective reporting unit.  The following is a summary of the key components of the calculation:

•         Each reporting unit (ILEC, OneNeck, TEAM/VISI, Vital, and Combined HMS) used a separate set of market participants based upon the primary products offered by each respective reporting unit.

•         The percentage of debt and equity in each market participant’s capital structure was then computed.  TDS then selected a capital allocation between debt and equity reflective of the corresponding market participant set.  These relative debt and equity capital allocation percentages were then applied to the estimated after-tax cost of debt and estimated cost of equity of the market participants in each reporting unit to arrive at an estimated WACC of market participants, which was then used as the discount rate for each respective reporting unit.

The discount rate is dependent upon the cost of capital of other industry market participants.  To the extent that the weighted average cost of capital of industry participants increases, this would decrease the estimated fair value of the reporting units.  The weighted average cost of capital may increase if borrowing costs rise, if market participants weight more of their capital structure towards equity (vs. debt), or other elements affecting the estimated cost of equity increase.

The WACC calculated for the ILEC reporting unit market participants was lower than the WACC calculated for the HMS reporting units as a result of the ILEC market participants having capital structures that are more heavily weighted toward debt (vs. higher cost equity) relative to the HMS market participants.  ILEC market participants are more mature, capital intensive businesses while HMS market participants are newer, less capital intensive businesses.  As a result, ILEC market participants generally have a higher ratio of debt relative to equity in their capital structures as compared to HMS market participants.

Capital expenditures as a percentage of revenue

Capital expenditures for the ILEC reporting unit primarily consist of upgrades to plant and equipment in the IPTV markets, general support and maintenance, IT infrastructure and the completion of broadband stimulus projects.  To the extent costs associated with these capital expenditures increase at a rate higher than expected and disproportionate to forecasted future revenues, this could negatively impact future cash flows.

Capital expenditures for HMS reporting unit(s) primarily consist of buildings and improvements related to data center construction, and information technology hardware.  To the extent building capacity needs increase at a rate higher than expected and disproportionate to forecasted future revenues, this could negatively impact future cash flows.  Further, should the cost of IT hardware increase at levels higher than expected, this could also cause future capital expenditures to exceed the amounts forecasted.

Results

The following represents the Goodwill balance of the reporting units tested for impairment on an interim basis as of August 1, 2013, and the result of the Step 1 Goodwill impairment test.

Reporting unit	Goodwill balance at August 1, 2013 (in thousands)	Percentage by which the estimated fair value of the reporting unit exceeded its carrying value
ILEC	$420,458	26.4%
OneNeck (acquired 2011)	$68,107	7.5%
TEAM/VISI (acquired 2010)	$15,156	16.4%
Vital (acquired 2012)	$20,364	15.5%
Combined HMS	$103,627	16.0%

As of August 1, 2013, the fair value of the ILEC reporting unit exceeded its carrying value; therefore, no impairment of Goodwill existed. Given that the fair value of the reporting unit exceeds its respective carrying value, provided all other assumptions remained the same, the discount rate would have to increase to 9.9% for the discounted cash flow approach to yield an estimated fair value of the ILEC reporting unit that equals its carrying value at August 1, 2013. Further, provided all other assumptions remained the same, the terminal revenue growth rate assumption would need to decrease to negative 3.3%, for the discounted cash flow approach to yield an estimate of fair value equal to the carrying value of the ILEC reporting unit at August 1, 2013.

As of August 1, 2013, the fair values of the HMS reporting units exceeded their respective carrying values; therefore, no impairment of Goodwill existed. Given that the fair values of the respective reporting units exceed their respective carrying values, provided all other assumptions remained the same, the discount rate would have to increase to a range of 13.0% (for TEAM/VISI) to 14.3% (for Vital) for the discounted cash flow approach to yield estimated fair values of the HMS reporting units that equal their respective carrying values at August 1, 2013. Further, provided all other assumptions remained the same, the terminal revenue growth rate assumptions would need to decrease to amounts ranging from positive 2.0% (for TEAM/VISI) to negative 3.2% (for Vital), for the discounted cash flow approach to yield estimates of fair value equal to the carrying values of the respective HMS reporting units at August 1, 2013.

As of August 1, 2013, the fair value of the combined HMS reporting unit exceeded its carrying value; therefore, no impairment of Goodwill existed. Given that the fair value of the reporting unit exceeds its respective carrying value, provided all other assumptions remained the same, the discount rate would have to increase to 13.4% for the discounted cash flow approach to yield an estimated fair value of the HMS reporting unit that equals its carrying value at August 1, 2013. Further, provided all other assumptions remained the same, the terminal revenue growth rate assumption would need to decrease to 0.4%, for the discounted cash flow approach to yield an estimate of fair value equal to the carrying value of the combined HMS reporting unit at August 1, 2013.

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

•         A failure by TDS to produce and deliver accurate and timely billing statements to customers could have an adverse effect on TDS' business, financial condition or results of operations.

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

•         Changes in TDS’ enterprise value, changes in the market supply or demand for wireless licenses, wireline or cable markets or IT service providers, adverse developments in the businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of its license costs, goodwill and/or physical assets.

•         TDS enters into commitments to purchase devices from vendors, the terms of which may span multiple years, including an agreement with Apple to purchase Apple iPhone products over a three-year period beginning in November 2013.  If TDS is unable to sell such committed devices at the rates and prices it projects, such differences could have a material adverse impact on TDS' business, financial condition or results of operations.

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

•         A failure by TDS to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its networks and support systems could have an adverse effect on its operations.

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2013.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2013, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting are updated as necessary to accommodate modifications to our business processes and accounting procedures.  During the third quarter of 2013, U.S. Cellular completed the migration of its customers to a new billing and operational support system.  There have been no other changes in TDS’ internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2012, may not be the only risks that could affect TDS.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.  In addition, you are referred to the above Management’s Discussion and Analysis of Financial Condition and Results of Operations for disclosures of certain developments that have occurred since TDS filed its Form 10-K for the year ended December 31, 2012.  Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2012, except that the following is added to the Risk Factors:

A failure by TDS to produce and deliver accurate and timely billing statements to customers could have an adverse effect on TDS’ business, financial condition or results of operations.

In the third quarter of 2013, U.S. Cellular completed the migration of its customers to a new Billing and Operational Support System (“B/OSS”) which includes a new point-of-sale system and consolidates billing on one platform. This conversion resulted in billing delays. In addition, intermittent system outages and delayed system response times negatively impacted customer service and sales operations at certain times. Existing and potential future operational problems associated with the conversion to the new billing system could have adverse effects on customer satisfaction, customer service, customer attrition, gross customer additions, uncollectible customer accounts receivable, or operating expenses. All of these factors could have a material adverse effect on TDS’ results of operations or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 2, 2013, the Board of Directors of TDS authorized a $250 million stock repurchase program for TDS Common Shares.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended ("Exchange Act"), pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.

In 2012, TDS had a prior share repurchase authorization for $250 million that expired November 19, 2012.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2013	-	$-	-	$-
August 1 – 31, 2013	99,447	28.58	99,447	247,158,087
September 1 – 30, 2013	105,101	28.27	105,101	244,186,658
Total for or as of the end of the
quarter ended September 30, 2013	204,548	$28.42	204,548	$244,186,658

The following is additional information with respect to the Common Share authorization:

i.         The date the program was announced was August 2, 2013 by Form 8-K.

ii.        The amount approved was up to $250 million in aggregate purchase price of TDS Common Shares.

iii.      The program does not have an expiration date.

iv.      TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2013.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the third quarter of 2013 and had no borrowings outstanding under their revolving credit facilities as of September 30, 2013.

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

Item 6.  Exhibits.

Exhibit 3.1 — Restated Bylaws of TDS are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated July 19, 2013.

Exhibit 4.1 — Restated Bylaws of TDS are hereby incorporated to Exhibit 3.1.

Exhibit 4.2 — Indenture for Subordinated Debt Securities between TDS and The Bank of New York Mellon Trust Company, N.A. (“BNY”) is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated September 16, 2013.

Exhibit 4.3 — Indenture for Senior Debt Securities between U.S. Cellular and BNY dated as of June 1, 2002 is hereby incorporated by reference to Exhibit 4.2 to U.S. Cellular’s Registration Statement on Form S-3 dated May 31, 2013 (File No. 333-188971).

Exhibit 4.4 — Indenture for Subordinated Debt Securities between U.S. Cellular and BNY is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated September 16, 2013.

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

Exhibit 10.8 — U.S. Cellular 2013 Officer Annual Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 22, 2013.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	November 1, 2013	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	November 1, 2013	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Controller (principal financial officer and principal accounting officer)