Form 10-K
period 2013-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2014-02-28
CIK 1051512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)
Delaware	36-2669023
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

30 North LaSalle Street, Suite 4000, Chicago, Illinois 60602 (Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (312) 630-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.01 par value	New York Stock Exchange
6.625% Senior Notes due 2045	New York Stock Exchange
6.875% Senior Notes due 2059	New York Stock Exchange
7.0% Senior Notes due 2060	New York Stock Exchange
5.875% Senior Notes due 2061	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒	No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes 	No ☒

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No 

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No 

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

Large accelerated filer	☒	Accelerated filer		Non-accelerated filer		Smaller reporting company	

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes 	No ☒

    As of June 30, 2013, the aggregate market values of the registrant’s Common Shares, Series A Common Shares and Preferred Shares held by non-affiliates were approximately $2.3 billion, $2.3 million and $0.8 million, respectively.  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of Telephone and Data Systems, Inc. (“TDS”) is an affiliate.  The June 30, 2013 closing price of the Common Shares was $24.65 as reported by the New York Stock Exchange.  Because trading in the Series A Common Shares and Preferred Shares is infrequent, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares are convertible on a share-for-share basis into Common Shares, (ii) each nonredeemable Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each Preferred Share that is redeemable by the delivery of TDS Common Shares has a value equal to the value of the number of Common Shares (at $24.65 per share) on June 30, 2013 that would be required to be delivered upon redemption.

    The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2014, is 101,596,000 Common Shares, $.01 par value, and 7,166,000 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 2013 Annual Report to Shareholders (“Annual Report”), filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2014 Annual Meeting of Shareholders (“Proxy Statement”) to be filed on or prior to April 30, 2014, described in the table of contents included herein are incorporated by reference into Parts II and III of this report.

Telephone and Data Systems, Inc.

Annual Report on Form 10-K
For the Period Ended December 31, 2013

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, SUITE 4000, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 630-1900

PART I

Item 1.  Business

Telephone and Data Systems, Inc.  (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 4.8 million wireless customers and 1.1 million wireline and cable connections at December 31, 2013. TDS conducts substantially all of its wireless operations through its 84%-owned subsidiary, United States Cellular Corporation  (“U.S. Cellular”).  TDS provides wireline services, cable services and hosted and managed services (“HMS”), through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

TDS conducts printing and distribution services through its majority-owned subsidiary, Suttle-Straus, Inc. (“Suttle-Straus”) and provides wireless services through its wholly-owned subsidiary, Airadigm Communications, Inc. (“Airadigm”), a Wisconsin-based service provider (collectively, the “Non-Reportable Segment”).  At this time, Airadigm operates independently from U.S. Cellular.  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations in 2013.

Previously, TDS had reported the following reportable segments: U.S. Cellular, TDS Telecom’s incumbent local exchange carrier (“ILEC”), its competitive local exchange carrier (“CLEC”), its HMS operations and the Non-Reportable Segment.  As a result of recent acquisitions and changes in TDS’ strategy, operations and internal reporting, TDS has reevaluated and changed its operating segments during the year ended December 31, 2013, which resulted in the following reportable segments: U.S. Cellular, TDS Telecom’s Wireline, Cable and HMS operations, and the Non-Reportable Segment. The Wireline segment consists of the former ILEC and CLEC segments.  The Cable segment consists of Baja Broadband, LLC (“Baja”), which was acquired in August 2013.  The HMS segment remains unchanged except that it now uses a unified brand name, OneNeck IT Solutions (“OneNeck”), as a result of the consolidation of the HMS operations.  Periods presented for comparative purposes have been re-presented to conform to the revised presentation described above. All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation. Additional information about TDS’ segments is incorporated herein by reference from Note 18 — Business Segment Information, in TDS’ Annual Report to Shareholders, filed as Exhibit 13 hereto.

TDS was incorporated in 1968 and changed its state of incorporation from Iowa to Delaware in 1998.  TDS executive offices are located at 30 North LaSalle Street, Suite 4000, Chicago, Illinois 60602.  TDS’ telephone number is 312-630-1900.

TDS Common Shares trade under the ticker symbol “TDS” on the New York Stock Exchange (“NYSE”).  U.S. Cellular Common Shares trade on the NYSE under the ticker symbol “USM.”

The following securities also trade on the NYSE: TDS’ 6.625% Senior Notes due 2045 trade under the symbol “TDI,” TDS’ 6.875% Senior Notes due 2059 trade under the symbol “TDE,” TDS’ 7.0% Senior Notes due 2060 trade under the symbol “TDJ” and TDS’ 5.875% Senior Notes due 2061 trade under the symbol “TDA.”  U.S. Cellular’s 6.95% Senior Notes due 2060 trade under the symbol “UZA.” U.S. Cellular’s 6.7% Senior Notes due 2033 are traded over the counter and are not listed on any stock exchange.

Under listing standards of the NYSE, TDS is a “controlled company” as such term is defined by the NYSE.  TDS is a controlled company because over 50% of the voting power for the election of directors of TDS is held by the trustees of the TDS Voting Trust.

U.S. Cellular is a majority-owned subsidiary of TDS.  As of December 31, 2013, TDS owned 84% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96% of the combined voting power of both classes of common stock.

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

U.S. Cellular Operations

General

United States Cellular Corporation (“U.S. Cellular”) was incorporated under the laws of the state of Delaware in 1983. At December 31, 2013, U.S. Cellular’s consolidated operating markets serve approximately 4.8 million customers in 23 states. U.S. Cellular operates in one reportable segment, wireless operations, and all of its wireless operating markets are in the United States.

U.S. Cellular is a wireless telecommunications service provider.  U.S. Cellular groups its individual markets (geographic service areas as defined by the Federal Communications Commission (“FCC”) in which wireless carriers are licensed, for fixed terms, to provide service) into broader geographic market areas (as discussed below in “Total Consolidated Markets” and “Consolidated Operating Markets”) to offer customers large service areas that primarily utilize U.S. Cellular’s network.  Since 1985, when it began providing wireless telecommunications service in Knoxville, Tennessee and Tulsa, Oklahoma, U.S. Cellular has expanded its consolidated wireless networks and customer service operations to cover  portions of 23 states, which collectively represent a total population of 31.8 million as of December 31, 2013.  U.S. Cellular uses roaming agreements with other wireless carriers to provide service to its customers in areas not covered by U.S. Cellular’s network. See “Divestiture Transaction” below.

U.S. Cellular is subject to regulation by the FCC as a provider of wireless telecommunication services. The FCC regulates the licensing, construction, and operation of providers of wireless telecommunications systems, as well as the provision of services over those systems.  See “Regulation” below for further discussion regarding licenses as well as the regulations promulgated by the FCC.

U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in licenses covering portions of 30 states and a total population of 58.0 million at December 31, 2013.

For purposes of tracking population counts in order to calculate market penetration, when U.S. Cellular acquires a licensed area that overlaps a licensed area it already owns, it does not duplicate the population counts for any overlapping licensed area.  In such cases, only incremental population counts are added to the reported amount of “total market population”.

Total market population measures in U.S. Cellular’s consolidated markets and consolidated operating markets, as defined below, are provided to allow comparison of the total population to the relative size of U.S. Cellular’s customer base in those markets.  The total population of U.S. Cellular’s consolidated markets may have no direct relationship to the number of wireless customers or the revenues that may be realized from the operation of the related wireless systems.  In addition, population equivalents for investment interests have been provided to allow comparison to the relative size of U.S. Cellular’s consolidated markets.

Consolidated Markets

The following table summarizes information regarding licensed areas which U.S. Cellular consolidates as of December 31, 2013.  The population shown is the total population, regardless of U.S. Cellular’s percentage ownership in the licenses included:

	Population (1)	Customers	Penetration
Consolidated Operating Markets (2) (4)	31,759,000	4,774,000	15.0%
Total Consolidated Markets (3) (4)	58,013,000	4,774,000	8.2%

(1)

Represents 100% of the population of the licensed areas, based on 2012 Claritas population estimates.  “Population” in this context includes only the areas covering such markets and is used only for the purposes of calculating market penetration and is not related to “population equivalents,” as defined below.

(2)	Represents licensed areas which U.S. Cellular consolidates and are in operation in the following states CA, IA, IL, IN, KS, MD, ME, MN, MO, NC, NE, NH, OK, OR, PA, SC, TN, TX, VA, VT, WA, WI and WV.

(3)

Represents licensed areas which U.S. Cellular consolidates, including non-operating markets in the following states: AR, CA, CO, IA, ID, IL, IN, KS, KY, MD, ME, MI, MN, MO, NC, NE, NH, OH, OK, OR, PA, SC, SD, TN, TX, VA, VT, WA, WI and WV.

(4)	See "NY1 & NY2 Deconsolidation" and "Divestiture Transaction" below.

Investment Markets

The following table summarizes the markets in which U.S. Cellular owns an investment interest at December 31, 2013.  For licenses in which U.S. Cellular owns an investment interest, the related population equivalents are shown.

Market Area/Market	Population (1)	Current Percentage Interest (2)		Current Population Equivalents (3)
Los Angeles/Oxnard, CA	18,085,000	5.5%		995,000
New York Region	491,000	Varies	(4)	288,000
Oklahoma City, OK	1,220,000	14.6%		178,000
Others (fewer than 100,000 population equivalents each)	4,751,000	Varies		294,000
Total population equivalents in investment markets				1,755,000

(1)	Represents 100% of the total population of the licensed area in which U.S. Cellular owns an interest based on 2012 Claritas population estimates.

(2)	Represents U.S. Cellular’s percentage ownership interest in the licensed area as of December 31, 2013.

(3)	“Current Population Equivalents” are derived by multiplying the amount in the “Population” column by the percentage interest indicated in the “Current Percentage Interest” column.

(4) See "NY1 & NY2 Deconsolidation" below.

NY1 & NY2 Deconsolidation

As more fully described in Note 7 – Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements, on April 3, 2013, U.S. Cellular entered into an agreement relating to St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and New York RSA 2 Cellular Partnership (“NY2” and, together with NY1, the “Partnerships”) with Cellco Partnership d/b/a Verizon Wireless, which required U.S. Cellular to deconsolidate the Partnerships and thereafter account for them as equity method investments (the “NY1 & NY2 Deconsolidation”).

Refer to TDS’ Form 8-K filed on February 26, 2014 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three and twelve months ended December 31, 2013, as if these transactions had occurred at the beginning of the respective periods.  Also refer to TDS’ Form 8-K filed on May 3, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the twelve months ended December 31, 2012.

Refer to the Summary Operating Data for U.S. Cellular Core Markets in Management’s Discussion and Analysis of Financial Condition and Operations – Results of Operations – U.S. Cellular, for summarized operating data for U.S. Cellular for 2013 and 2012 excluding the NY1 & NY2 markets (and the Divestiture Markets as described below).

Divestiture Transaction

As more fully described in Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements, on November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Corp, fka Sprint Nextel Corporation (“Sprint”). Pursuant to the Purchase and Sale Agreement, on May 16, 2013, U.S. Cellular transferred customers and certain PCS license spectrum to Sprint in U.S. Cellular's Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash. The Purchase and Sale Agreement also contemplated certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”

The table below provides selected information related to the Divestiture Markets as of December 31, 2012 that are no longer included in operating data as of December 31, 2013:

Market population	15,037,000
Total customers	560,000
Postpaid customers	463,000
Prepaid customers	81,000
Reseller customers	16,000

Refer to TDS’ Form 8-K filed on February 26, 2014 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three and twelve months ended December 31, 2013, as if these transactions had occurred at the beginning of the respective periods.  Also refer to TDS’ Form 8-K filed on May 3, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the twelve months ended December 31, 2012.

Refer to the Summary Operating Data for U.S. Cellular Core Markets in Management’s Discussion and Analysis of Financial Condition and Operations – Results of Operations – U.S. Cellular, for summarized operating data for 2013 and 2012 excluding the Divestiture Markets (and NY1 & NY2 markets).

Products and Services

Wireless Services.  U.S. Cellular’s postpaid customers are able to choose from a variety of national plans with voice, messaging and data usage options and pricing that are designed to fit different customer needs, usage patterns and budgets.  Helping a customer find the right pricing plan is an important element of U.S. Cellular’s brand positioning.  Beginning in 2013, U.S. Cellular began offering Shared Data plans that include unlimited voice minutes and text messaging combined with a variety of data usage options.  Under these plans, customers can share data usage among all users and devices connected to the plan.  Business rate plans are offered to companies to meet their unique needs.  U.S. Cellular’s popular national plans price all calls as local calls, regardless of where they are made or received in the United States, with no long distance or roaming charges.  U.S. Cellular also offers prepaid service plans, which include voice, messaging and data options in a variety of ways, for a monthly fee.

U.S. Cellular incents customer loyalty by offering industry-leading benefits. Customers who subscribe to postpaid national plans can earn loyalty reward points just for being a customer. Points can be used to obtain a free phone or to accelerate the timing of a phone upgrade, as well as for other rewards such as additional lines and accessories. Certain available postpaid plans include Overage Cap, a free service that prevents voice overage charges from exceeding $50 for a National Single Line Plan or $150 for a Family Plan.

U.S. Cellular’s portfolio of smartphones, tablets and other connected devices (see “Wireless Devices” below) is a key part of its strategy to deliver wireless devices which allow customers to stay productive, entertained and connected on the go. Backed by U.S. Cellular’s high-speed networks, including a fourth generation Long Term Evolution (“4G LTE”) network, which, as of December 31, 2013, covers 87% of its postpaid customers and a third generation (“3G”) network that supports nationwide roaming, U.S. Cellular’s smartphone messaging, data and internet services allow customers to access the web and social network sites, e-mail, text, picture and video message, utilize turn-by-turn GPS navigation, and browse and download thousands of applications to customize their wireless devices to fit their lifestyles.

U.S. Cellular offers smartphone and non-smartphone users a variety of services which run over its 4G LTE and 3G networks.  In 2013, U.S. Cellular launched several new services such as Family Protector and an international dialing plan while continuing to offer enhanced multimedia services, including digital radio, Mobile TV and gaming.  U.S. Cellular continues to offer data services and app-like experiences to non-smartphone devices via a technology known as Binary Runtime Environment for Wireless (“BREW”), which enables customers to access news, weather, sports, information, games, ring tones and other services.

U.S. Cellular plans to further enhance its advanced wireless services and connected solutions for consumer and business customers in 2014 and beyond.

Wireless Devices. U.S. Cellular offers a comprehensive range of wireless devices such as handsets, modems, mobile hotspots, home phone and tablets for use by its customers.  U.S. Cellular offers wireless devices that are compatible with some or all of its 4G LTE, 3G and 2G networks and all are compliant with the FCC’s enhanced wireless 911 (“E-911”) requirements.  In addition, U.S. Cellular offers a wide range of accessories, such as carrying cases, hands-free devices, batteries, battery chargers, memory cards and other items to customers. U.S. Cellular also sells wireless devices to agents and other third-party distributors for resale. U.S. Cellular frequently discounts wireless devices sold to new and current customers and provides discounts on upgraded wireless devices to current customers, in order to attract new customers or to retain existing customers by reducing the cost of becoming or remaining a wireless customer.  Beginning in 2013, U.S. Cellular began offering financing options on certain wireless devices.

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

During 2013, U.S. Cellular continued to bolster its expanding smartphone and tablet portfolio with the launch of Apple products such as the iPhone and iPad.  Throughout 2013, U.S. Cellular also launched a number of high-performance Android wireless devices, such as the Samsung Galaxy S4, the Samsung Galaxy Note 3, and the Motorola Moto X. U.S. Cellular’s smartphone offerings play a significant role in driving data service usage and revenues.  The devices offered include a full array of smartphones and feature phones.

U.S. Cellular purchases wireless devices and accessory products from a number of manufacturers, including Apple, Samsung, Motorola, Personal Communications Devices, LG, BlackBerry, Superior Communications, Kyocera, ZTE, Tessco, ABM Wireless (Mobilistics), and Xentris Wireless. U.S. Cellular negotiates volume discounts with its suppliers and works with them in promoting specific equipment in its local advertising.  U.S. Cellular does not own significant product warehousing and distribution infrastructure.  Instead, it contracts with third party providers for substantially all of its product warehousing, distribution and direct customer fulfillment activities. U.S. Cellular also contracts with third party providers for services related to its reward points and phone replacement programs.

U.S. Cellular monitors the financial condition of its wireless device and accessory suppliers.  Because U.S. Cellular purchases wireless devices and accessories from numerous suppliers, U.S. Cellular does not expect the financial condition of any single supplier to affect U.S. Cellular’s ability to offer a competitive variety of wireless devices and accessories for sale to customers.

Marketing

Customer Acquisition and Retention.  U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by offering high-quality products and services built around customer needs at fair prices, maintaining an exceptional wireless network, and providing outstanding customer service.

U.S. Cellular believes that creating positive relationships with its customers enhances their wireless experience and builds customer loyalty.  U.S. Cellular currently offers several innovative, customer-centric programs and services at no cost to the customer.  The Overage Protection service provides customers peace-of-mind by sending them text message alerts when they come close to reaching their allowable monthly plan minutes, text messages or data usage in order to avoid overage charges. Although the FCC approved a proposal in 2011 that would require carriers to notify customers before they incur excessive charges, U.S. Cellular believes that it was the first to offer this service. My Contacts Backup offers extra security for customers by allowing them to retrieve their contact numbers if they lose or damage their wireless devices.

U.S. Cellular increases customer awareness using media such as television, radio, newspaper, direct mail advertising, the Internet, social media and sponsorships.  U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand position, promotional advertising, broad distribution, maintaining a high-quality wireless network and providing outstanding customer service.  U.S. Cellular’s advertising is directed at increasing the public awareness and understanding of the wireless services it offers, improving potential customers’ awareness of the U.S. Cellular brand, attracting and retaining customers, and increasing existing customers’ usage of U.S. Cellular’s services. U.S. Cellular attempts to select the advertising and promotional media that are most appealing to the targeted groups of potential customers in each local market.  U.S. Cellular supplements its advertising with a focused public relations program that drives store traffic, supports sales of products and services, and builds brand awareness and preference.  The approach combines national and local media relations in mainstream and social media channels with market-wide activities, events, and sponsorships. Since 2008, U.S. Cellular has focused its charitable giving strategy on the pressing needs of schools and has invested millions of dollars in its education initiatives, such as Calling All Communities and Calling All Teachers, which support schools and teachers in the communities U.S. Cellular serves.

U.S. Cellular manages customer retention by focusing on outstanding customer service through the development of processes that are customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs.  The marketing plan highlights the value of U.S. Cellular’s high quality network, service offerings and incorporates combinations of rate plans, additional value-added features and services and wireless devices which are designed to meet the needs of customers.

U.S. Cellular currently operates four regional customer care centers with personnel who are responsible for customer service activities, and a national financial services center with personnel who perform credit and other customer payment activities.  U.S. Cellular also contracts with third parties that provide additional customer care and financial services support.

Distribution Channels.  U.S. Cellular supports a multi-faceted distribution program, including retail sales and service centers, direct sales, third-party national retailers, and independent agents, plus the website and telesales for customers who wish to contact U.S. Cellular through the Internet or by phone.

Company retail store locations are designed to market wireless products and services to the consumer and small business segments in a setting familiar to these types of customers.  As of December 31, 2013, retail sales associates work in approximately 300 U.S. Cellular-operated retail stores and kiosks. Direct sales consultants market wireless services to mid-size business customers. Additionally, the U.S. Cellular website enables customers to activate service and purchase wireless devices online.

U.S. Cellular maintains an ongoing training program to improve the effectiveness of retail sales associates and direct sales consultants by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet customer needs.

U.S. Cellular has relationships with exclusive and non-exclusive agents, which are independent businesses that obtain customers for U.S. Cellular on a commission basis.  At December 31, 2013, U.S. Cellular had contracts with these businesses aggregating over 750 locations.  U.S. Cellular provides additional support and training to its exclusive agents to increase customer satisfaction for customers they serve.  U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service packages and other related products.  No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

In 2012 and 2013, U.S. Cellular expanded its distribution through third-party national and on-line retailers. As of December 2013, Wal-Mart and Sam’s Club offer U.S. Cellular products and services at select retail locations in U.S. Cellular’s service areas. Further, Amazon offers U.S. Cellular’s prepaid service on-line.  U.S. Cellular continues to explore new relationships with additional third-party retailers as part of its strategy to expand distribution.

U.S. Cellular also markets wireless service through resellers.  The resale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users.  These resellers generally provide prepaid and postpaid services to subscribers under their own brand names and also provide their own billing and customer service.  U.S. Cellular incurs no direct subscriber acquisition costs related to reseller customers.  At December 31, 2013, U.S. Cellular had approximately 164,000 customers of resellers.  For the year ended December 31, 2013, revenues from resale business were less than 1% of total service revenues.

Seasonality.  There is seasonality in operating expenses, which tend to be higher in the fourth quarter than in the other quarters due to increased marketing and promotional activities, which may cause operating income to vary from quarter to quarter.

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

U.S. Cellular currently is exploring 4G LTE roaming agreements with operators of other wireless systems. The FCC’s adoption of mandatory 4G LTE roaming rules, which were upheld by the United States Court of Appeals for the District of Columbia, may be of assistance in the negotiation of 4G LTE roaming agreements with other wireless operators in the future. However, technological challenges currently exist which limit the interoperability of 4G LTE wireless devices on other carriers’ networks. Specifically, wireless devices support certain configurations of spectrum frequencies and as a result 4G LTE wireless devices offered by carriers are not necessarily compatible with the networks of other carriers. U.S. Cellular is working with other carriers, original equipment manufacturers and potential LTE roaming vendors to mitigate interoperability issues.  U.S. Cellular anticipates being ready to support inbound and outbound LTE roaming (with compatible networks) in the second half of 2014. See also “Regulation – FCC Interoperability Order” below.

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

U.S. Cellular deployed 4G LTE technology in conjunction with King Street Wireless L.P. that covered approximately 87% of its postpaid customers as of December 31, 2013, and anticipates further expansion of 4G LTE coverage in 2014.  U.S. Cellular continues to offer services based on 3G technology and CDMA digital technology across its networks.

Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States, as well as parts of Canada and Mexico.  Another digital technology, Global System for Mobile Communication (“GSM”), has a larger installed base of customers worldwide. Since CDMA technology currently is not compatible with GSM technology, U.S. Cellular customers with CDMA-only based wireless devices are currently not able to use their wireless devices when traveling through areas serviced only by GSM-based networks. However, both CDMA and GSM technologies are being succeeded by 4G LTE technology.

System Design and Construction.  U.S. Cellular designs and constructs its systems in a manner it believes will permit it to provide high-quality service to substantially all types of compatible wireless devices.  Designs are based on engineering studies which relate to specific markets, in support of the larger network.  Such engineering studies are performed by U.S. Cellular personnel or third-party engineering firms.  Network reliability is given careful consideration and extensive backup redundancy is employed in many aspects of U.S. Cellular’s network design.  Route diversity, redundant equipment, ring topology and extensive use of emergency standby power also are used to enhance network reliability and minimize service disruption from any particular network element failure.

In accordance with its strategy of building and strengthening its operating market areas, U.S. Cellular has selected high-capacity, carrier-class digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office.  Centralized equipment, used for network and data management, is located in high-availability facilities supported by multiple levels of power and network redundancy. U.S. Cellular’s systems are designed to incorporate Internet Protocol (“IP”) packet-based Ethernet technology, which allows for increased data capacity and a more efficient network. Interconnection between the mobile telephone switching office and the cell sites utilizes Ethernet technology for nearly all 4G LTE sites, over fiber or microwave links.

U.S. Cellular believes that currently available technologies and appropriate capital additions will allow sufficient capacity on its networks to meet anticipated demand for voice and data services over the next few years. U.S. Cellular’s continued investment in new licenses will support future demand for fourth generation broadband services using 4G LTE. Increasing demand for high-speed data and video services may require the acquisition of additional licenses to provide sufficient capacity.

Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, mobile telephone switching offices, cell site equipment, transport equipment, engineering and installation.  U.S. Cellular primarily uses its own personnel to engineer each wireless system it owns and operates, and engages contractors to construct the facilities.

The costs (inclusive of the costs to acquire licenses) to develop the systems which U.S. Cellular operates have historically been financed primarily through proceeds from debt and equity offerings, with cash generated by operations, and proceeds from the sales of wireless interests.  U.S. Cellular believes that existing cash and investments balances, expected cash flows from operating and investing activities and funds available under its revolving credit facility provide substantial liquidity and financial flexibility for U.S. Cellular to meet its normal financing needs (including working capital and capital expenditures) for the foreseeable future. In addition, U.S. Cellular may access public and private capital markets to help meet its financing needs.

Competition

The wireless telecommunication industry is highly competitive.  U.S. Cellular competes directly with several wireless service providers in each of its markets. In general, there are between three and five competitors in each wireless market in which U.S. Cellular provides service, excluding resellers and mobile virtual network operators. U.S. Cellular generally competes against each of the national wireless companies: Verizon Wireless, AT&T Mobility, Sprint, and T-Mobile USA.  These competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular.

Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of products and services, price, size of area covered, call quality, network speed and responsiveness of customer service.  U.S. Cellular employs a customer satisfaction strategy that includes maintaining an outstanding wireless network throughout its markets that it believes has contributed to its overall success.

The use of national advertising and promotional programs by the national wireless service providers may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators do not provide direct service in a particular market.  In addition, in the current wireless environment, U.S. Cellular’s ability to compete depends on its ability to continue to offer national voice and data plans. U.S. Cellular provides wireless services comparable to the national competitors, but the national wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming over a wider area on their own networks than U.S. Cellular can offer on its network.  When U.S. Cellular offers the same coverage area as one of these competitors, U.S. Cellular incurs roaming charges for data sessions and calls made in portions of the coverage area which are not part of its network, thereby increasing its cost of operations. U.S. Cellular depends on roaming agreements with other wireless carriers to provide voice and data roaming capabilities in areas not covered by U.S. Cellular’s network. Similarly, U.S. Cellular provides roaming services on its network to other wireless carriers’ customers who travel within U.S. Cellular’s coverage areas.

Bundled offerings, in the form of “triple plays” and “quadruple plays” (combinations of cable or satellite video service, high-speed internet, wireline service, and wireless service), are common among some of U.S. Cellular’s competitors.  Convergence is taking place on many levels, including dual-mode wireless devices that act as wireline or wireless devices depending on location and the incorporation of wireless “hot spot” technology in wireless devices for making internet access seamless regardless of location.  Although less directly a substitute for other wireless services, wireless data services such as Wi-Fi may be adequate for those who do not need full mobility wide area roaming or full two-way voice services.  Technological advances or regulatory changes in the future may make available other alternatives to wireless service, thereby creating additional sources of competition.

U.S. Cellular’s approach in 2014 and in future years will be to focus on the unique needs and attitudes towards wireless service of its selected target segments.  U.S. Cellular will deliver selected, targeted high quality products and services at fair prices and will continue to differentiate itself by providing an overall outstanding customer experience, including a high quality network experience. U.S. Cellular’s customer-centric approach, highly reliable network, as evidenced by numerous consumer satisfaction awards based on survey results, and cutting-edge wireless devices all represent examples of how U.S. Cellular believes it is differentiating itself from competitors as it relates to the customer experience. U.S. Cellular’s ability to compete successfully in the future, and to meet growth and return on capital objectives, will depend upon its ability to anticipate and respond to changes related to new service offerings, customer preferences, competitors’ pricing strategies, technology, demographic trends and economic conditions and its access to adequate spectrum resources.

Business Development Strategy

U.S. Cellular’s business development strategy is to obtain interests in and access to wireless licenses in its current operating markets and in areas that are adjacent to or in close proximity to its other wireless licenses, thereby building contiguous operating market areas with strong spectrum positions.  U.S. Cellular believes that the acquisition of additional licenses within its current operating markets will enhance its network capacity to meet its customers’ increased demand for data services.  U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs.  U.S. Cellular may continue to make opportunistic acquisitions or exchanges that further strengthen its current operating markets or in other attractive markets.  U.S. Cellular seeks to acquire noncontrolling interests in licenses in which it already owns the majority interest and/or operates the license.  From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests that were considered less essential to its current and expected future operations.  As part of its business development strategy, U.S. Cellular from time to time may be engaged in negotiations relating to the acquisition, exchange or disposition of companies, strategic properties or wireless spectrum.  In general, U.S. Cellular may not disclose such transactions until there is a definitive agreement.  In addition, U.S. Cellular may participate as a bidder, or member of a bidding group, in auctions for wireless spectrum administered by the FCC. In general, U.S. Cellular may not disclose any such participation unless it or such bidding group is announced as a winning bidder by the FCC.

In addition to the Divestiture Transaction discussed in Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements, U.S. Cellular engaged in the following significant transactions in the last five years.

Spectrum Transactions. The following are significant license transactions in the last five years.  No customers, network assets, other assets or liabilities were included in these transactions.  In addition to the licenses listed below, U.S. Cellular has acquired or divested of a number of other licenses as part of less significant transactions in recent years.

2013 Spectrum Sales. On October 4, 2013, U.S. Cellular sold the majority of its Mississippi Valley non-operating market license (“unbuilt license”). On August 14, 2013, U.S. Cellular entered into a definitive agreement to sell the majority of its St. Louis area unbuilt license.

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

Licensing—Facilities.  The FCC must be notified each time an additional cell site for a cellular system is constructed which enlarges the service area of that cellular system.  The FCC is currently considering modifying this requirement by issuing licenses to cellular licensees for the market area they serve.  U.S. Cellular believes that its facilities are in compliance with current requirements and will comply with any future requirements.

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

Wireless licenses are generally granted for a ten year term or, in some cases, for fifteen years.  The FCC has established standards for conducting comparative renewal proceedings between a wireless licensee seeking renewal of its license and challengers filing competing applications.  All of U.S. Cellular’s licenses for which it applied for renewal between 1995 and 2013 have been renewed. In 2010, the FCC released a Notice of Proposed Rulemaking (“NPRM”) regarding wireless services renewal proceedings.  Pursuant to the NPRM, the FCC would abolish comparative renewal proceedings, and establish criteria by which it would determine whether a wireless licensee was entitled to license renewal.  The proposed changes have been opposed by most wireless carriers, including U.S. Cellular.  It is, however, likely that the FCC will take some action to modify the license renewal process.  U.S. Cellular expects to meet the criteria of any license renewal process.

U.S. Cellular conducts and plans to conduct its operations in accordance with all relevant FCC rules and regulations and anticipates being able to qualify for renewal expectancy in its upcoming renewal filings whatever renewal criteria are applied.  Accordingly, U.S. Cellular expects to be able to renew its licenses.  However, changes in the regulation of wireless operators or their activities or changes in the FCC’s renewal requirements could have a material adverse effect on U.S. Cellular’s operations.

E-911.  The FCC has imposed E-911 regulations on wireless carriers.  The rules require wireless carriers to provide different levels of detailed location information about E-911 callers depending on the capabilities of the local emergency call center. As of June 28, 2013, wireless carriers also are required to provide an automatic "bounce-back" text message to customers who attempt to send a text message to the local emergency call center from a location where "text to 911" is not available.  The bounce back message would advise such customers that "text to 911" is not supported at that location and to contact emergency services by other means.  U.S. Cellular is in compliance with the FCC’s requirements regarding E-911.

Hearing Aid Compatibility.  The FCC has imposed Hearing Aid Compatibility requirements on wireless carriers.  These rules mandate that carriers offer to customers a certain number or percentage of handsets which are compatible with different types of hearing aids.  The rules also require certain types of marketing and labeling practices in relation to such handsets, as well as certain disclosures on wireless carrier websites.  There are also annual carrier reporting requirements regarding Hearing Aid Compatibility.  U.S. Cellular is in compliance with the FCC's Hearing Aid Compatibility requirements.

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

Only narrow powers over wireless carriers are left to state and local authorities.  Each state retains the power to impose competitively neutral requirements that are consistent with the Telecommunications Act’s universal service provisions which a state considers necessary to promote universal service, public safety and welfare, continued service quality and consumer rights.  Although a state may not impose requirements that effectively function as barriers to entry, it retains limited authority to regulate certain competitive practices in rural telephone company service areas.

The Telecommunications Act authorizes and directs the FCC to establish an explicit universal service fund, to preserve and advance universal access to telecommunications services in rural and high-cost areas of the country, to ensure that low-income consumers have access to telecommunications services, and to promote access for schools, libraries and health care providers. The Telecommunications Act requires all interstate telecommunications providers, including wireless service providers, to “make an equitable and non-discriminatory contribution” to support the cost of providing universal service, unless their contribution would be de minimis. At present, the provision of wireline and wireless telephone service in high cost areas is subsidized by support from the Universal Service Fund (“USF”) to which all carriers with interstate and international revenues must contribute.  Carriers are free to pass on the cost of such contributions to their customers.  In 2013, U.S. Cellular contributed $90 million into the federal USF and passed on the cost of such contributions to its customers.

Wireless carriers may be designated by states, or in some cases by the FCC, as eligible to receive universal service support payments if they provide specified services in “high cost” areas.  In 2013, U.S. Cellular received approximately $106.8 million in high cost support for service to high cost areas in the states of Illinois, Iowa, Kansas, Maine, Missouri, Nebraska, New Hampshire, New York, North Carolina, Oklahoma, Oregon, Tennessee, Virginia, Washington, Wisconsin and West Virginia.  This high cost support is undergoing change, as set forth below.

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

FCC’s USF and ICC Reform Order.  Pursuant to the Plan and subsequent notices of proposed rulemaking, on November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform.  The Reform Order substantially revised the USF high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, began to be phased out in 2012. As a replacement, the FCC is adopting the Connect America Fund (“CAF”), a new Mobility Fund, and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as U.S. Cellular may be eligible to receive funding under each of these funds under certain circumstances.

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

On September 27, 2012, the FCC conducted a single round, sealed bid, reverse auction to award up to $300 million in one-time Mobility Fund Phase I support to successful bidders that commit to provide 3G, or better, wireless service in areas designated as unserved by the FCC.  This auction was designated by the FCC as Auction 901. U.S. Cellular and several of its wholly-owned subsidiaries participated in Auction 901 and were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in one-time support from the Mobility Fund,  $13.4 million of which was received as of December 31, 2013.  In connection with these winning bids, in June 2013, U.S. Cellular provided $17.4 million in letters of credit to the FCC.  Pursuant to the auction rules, winning bidders must complete network build-out projects to provide 3G or 4G service to these areas within two or three years, respectively, and must also make their networks available to other providers for roaming.  Winning bidders will receive support funding primarily upon achievement of coverage milestones defined in the auction rules. As a winning bidder, U.S. Cellular will be required to meet certain regulatory conditions in the areas where it will receive funding to provide service.  Examples of these regulatory conditions include: allowing other carriers to colocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.

The terms and rules for participating in the CAF and Phase II Mobility Fund as a wireless eligible telecommunications carrier (“ETC”) have not been developed yet by the FCC.  It is uncertain whether U.S. Cellular will obtain support through the CAF or Phase II of the Mobility Fund.  If U.S. Cellular is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain and retain the right to receive support including, for example, allowing other carriers to colocate on U.S. Cellular’s towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.

U.S. Cellular’s current ETC support is being phased down. ETC support was frozen on January 1, 2012 at the 2011 level and is being phased down at the rate of 20% per year beginning July 1, 2012.   If the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time and U.S. Cellular will continue to receive 60% of its baseline support until the Phase II Mobility Fund is operational.

With respect to intercarrier compensation, the Reform Order provides for a reduction in the charges that U.S. Cellular pays to wireline phone companies to transport and terminate calls that originate on U.S. Cellular’s network, which has reduced U.S. Cellular’s operating expenses.  The reductions in intercarrier charges are to increase over the next five to ten years, further reducing U.S. Cellular’s operating expenses.

The FCC's Reform Order, and any subsequent orders it adopts to reform universal service and intercarrier compensation, are subject to judicial review.  Multiple appeals of the Reform Order were consolidated and argued in the U.S. Court of Appeals for the 10th Circuit on November 19, 2013, with a decision anticipated in 2014.  At this time, U.S. Cellular cannot predict the timing or outcome of any such decision, or whether such decision or any future rulemaking, reconsideration and legal challenges would result in a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

U.S. Cellular also cannot predict the net effect of the FCC's changes to the USF high cost support program in the Reform Order or whether reductions in support will be fully offset with additional support from the CAF or the Mobility Fund.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Middle Class Tax Relief and Job Creation Act of 2012.  In 2012, Congress adopted the Middle Class Tax Relief and Job Creation Act of 2012 ("Spectrum Act") granting the FCC, among other matters, general authority to conduct incentive auctions including an incentive auction of broadcast television spectrum, and establishing a three year deadline for the FCC to reallocate, auction and grant new commercial licenses in the following  bands, 1915-1920 MHz paired with 1995-2000 MHz (collectively the "H Block"), and 15 MHz within 1675-1710 MHz,  2155-2180 MHz, and 15 MHz "to be identified by the FCC" (collectively, the “AWS-3 Blocks”).  In late 2012 and continuing in 2013, the FCC commenced proceedings to implement these mandates in the Spectrum Act.  In 2013, the FCC completed rules to auction and license ten megahertz of paired H Block spectrum for terrestrial fixed and mobile use as required by the Spectrum Act.  The FCC commenced the auction for this H block spectrum in January 2014.  The FCC's proceedings to prepare for the auction of the AWS-3 Blocks and to hold a separate incentive auction of broadcast television spectrum to expand mobile broadband service remain pending.  The FCC has indicated its intention to auction the AWS-3 Blocks in late 2014 in order to satisfy a Spectrum Act licensing deadline of February 2015. Commencement of the FCC's incentive auction of broadcast television spectrum is expected in 2015. The Spectrum Act does not specify a deadline for commencement of this incentive auction.

Net Neutrality. In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless internet service providers to manage applications and content that traverse their networks.  In December 2010, after a lengthy proceeding which considered different approaches including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted a net neutrality rule based on its Title I “ancillary” authority to enforce different parts of the Communications Act. The rule requires all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms sufficient for consumers to make informed choices regarding the use of such services. The rule also prohibits all internet providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management. The rule subjects the providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. Thus, the FCC considered it appropriate in 2010 to take only the “measured steps” with respect to mobile broadband service reflected in the rule. The net neutrality rules are controversial and have been challenged in the courts.  On January 14, 2014, a three judge panel of  the U.S. Court of Appeals for the District of Columbia Circuit vacated the "anti-blocking" and "anti-discrimination" portions of the FCC's net neutrality rules, leaving in place the disclosure requirements of the rules.  In a public statement made on February 19, 2014, the Chairman of the FCC indicated that the agency does not plan to appeal the Court’s decision, but will consider ways to achieve its policy goals with respect to the “anti-blocking” and “anti-discrimination” provisions within the authority allowed by the Court’s decision, in particular authority granted under Section 706 of the Telecommunications Act of 1996.   The Chairman proposed a new rulemaking proceeding to advance that process with a Notice of Proposed Rulemaking anticipated later this year.   U.S. Cellular cannot predict the outcome of this proceeding.

Data Roaming.  In 2007, the FCC adopted a rule requiring that wireless carriers offer “voice” roaming agreements to each other on a just, reasonable and non-discriminatory basis.  The FCC stated that this was a common carrier obligation under Title II of the Communications Act.  In 2011, the FCC broadened this obligation to require carriers to offer wireless “data” roaming agreements to each other.  However, because this obligation involved the use of the Internet, it could not be a “common carrier” obligation.  Thus, the FCC grounded the obligation in Title III of the Communications Act, under which the FCC regulates use of the radio spectrum.  This order was challenged in the U.S. Court of Appeals for the District of Columbia Circuit on the grounds that it constituted an unlawful common carrier regulation.  However, in December 2012, the court upheld the FCC's ruling.  U.S. Cellular was an intervenor in the case in support of the FCC and believes that the FCC and court rulings will be beneficial to it and similarly situated wireless carriers.

Network Resiliency.  On September 27, 2013, the FCC released a Notice of Proposed Rulemaking seeking comment on a proposed rule requiring wireless carriers to submit to the FCC, on a daily basis, for public disclosure, the percentage of their cell sites that are providing wireless service during and immediately after major disasters.  The FCC also seeks comment on whether other measures of service outages during disasters might be appropriate and asks for proposals regarding other approaches to measuring network resilience. A decision on this proceeding is anticipated in 2014.  Complying with such a mandate would not be expected to have a material adverse effect on U.S. Cellular's operations.

Customer Proprietary Network Information.  Wireless carriers are required under Section 222 of the Communications Act to protect the confidentiality of customer information they receive as a consequence of the customer-carrier relationship, such as "call detail" information.  Such information is referred to as "Customer Proprietary Network Information" ("CPNI").  On June 13, 2013, the FCC issued a Declaratory Ruling stating that Section 222 also applies to information "collected" by a wireless subscriber's mobile device, provided the collection is undertaken at the carrier's direction and the carrier still has access to or control over that information.  This extends the reach of the CPNI definition beyond CPNI stored in a carrier's switches, servers or other places where they store information.  U.S. Cellular will comply with this ruling.

Rural Call Completion.  In 2013, the FCC adopted new rules concerning "rural call completion," to take effect in 2014.  The rules may increase costs by imposing new data-retention and reporting requirements on providers of long-distance voice service.  U.S. Cellular is now determining the extent to which these rules are applicable to it, and how to comply with them.  To the extent the rules are applicable, compliance could be costly, but otherwise is not expected to have a material adverse effect on U.S. Cellular's operations.

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

FCC Interoperability Order.  On October 25, 2013, the FCC adopted a Report and Order and Order of Proposed Modification confirming a voluntary industry agreement on interoperability in the Lower 700 MHz spectrum band. The FCC's Report and Order lays out a roadmap for the voluntary commitments of AT&T and DISH Network Corporation ("DISH") to become fully binding under a regulatory framework which will require the FCC to take additional actions proposed to be completed by the first quarter of 2014. Pursuant to this voluntary agreement, AT&T will begin incorporating changes in its network and devices that will foster interoperability across all paired spectrum blocks in the Lower 700 MHz Band, collectively comprising “Band 12” under the standards of the 3rd Generation Partnership Project (“3GPP”). AT&T also agreed to support LTE roaming on its networks for carriers with compatible Band 12 devices, consistent with the FCC’s rules on roaming. As outlined in its voluntary commitment, AT&T will be implementing the foregoing changes in phases starting with network software enhancement taking place possibly through the third quarter of 2015 with the AT&T Band 12 device roll-out to follow. In addition, the FCC has adopted changes in its technical rules for certain unpaired spectrum licensed to AT&T and DISH in the Lower 700 MHz band to enhance prospects for Lower 700 MHz interoperability. AT&T’s network and devices currently only interoperate across two of the three paired blocks in the Lower 700 MHz band. U.S. Cellular’s LTE deployment utilizes spectrum in all three of these blocks and consequently was not interoperable with the AT&T configuration. U.S. Cellular believes that the FCC action will broaden the ecosystem of devices available to U.S. Cellular’s customers over time.

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

In 2009, the FCC adopted a rule, subsequently upheld by the Supreme Court, which provides that local zoning authorities must act on tower "colocation" requests within 90 days and must act within 150 days on applications for new facilities.  Failure to act during those time frames constitutes a "failure to act" under the statute and the courts may fashion an appropriate remedy.  Also, in 2012, Congress enacted Section 6409(a) of the Communications Act, which requires local zoning authorities to approve wireless carrier requests for modifications of existing wireless antenna towers or base stations which do not "substantially change" the "physical dimensions" of the tower.  These changes in FCC regulations and the Communications Act were intended to promote tower construction and antenna colocation and thus should be helpful to U.S. Cellular and other wireless carriers.

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

Radio Frequency Emissions.  The FCC has adopted rules specifying standards and the methods to be used in evaluating radio frequency (“RF”) emissions from radio equipment, including network equipment and wireless devices used in connection with commercial mobile radio service.  These rules were upheld on appeal by the U.S. Court of Appeals for the Second Circuit in 2000.

The U.S. Supreme Court declined to review the Second Circuit’s ruling. U.S. Cellular’s network facilities and the wireless devices it sells to customers comply with these standards.

In August 2012, the Government Accountability Office ("GAO") issued a report which recommended that the FCC reassess its current radio frequency emission limits.  In response to the GAO request, on March 29, 2013, the FCC released its First Report and Order ("Order"), Further Notice of Proposed Rulemaking ("FNPRM") and Notice of Inquiry ("NOI") concerning RF radiation issues.  Comments on the FNPRM and NOI were filed during 2013 and the FCC may take further action in 2014.  The Order resolves certain minor and technical issues.  The FNPRM proposes to update the FCC's RF exposure regulations, by changing evaluation procedures and proposing certain exemptions from evaluation.  The NOI seeks comment on possible new policies regarding RF exposure, and regarding whether present exposure limits should be changed to make them either more stringent or more lenient.  U.S. Cellular cannot predict future FCC actions with respect to RF radiation or whether such actions might have a material adverse effect on U.S. Cellular's operations.

TDS Telecom Operations

General

TDS Telecommunications Corporation (“TDS Telecom”) was incorporated under the laws of the state of Delaware in 1988.  At December 31, 2013, TDS Telecom’s consolidated operating markets cover approximately 1.1 million wireline and cable connections and HMS operations in 36 states. TDS Telecom operates in three reportable segments: Wireline, Cable and HMS.

TDS Telecom provides diversified telecommunications services including wireline and cable broadband, video and voice and hosted and managed services. TDS Telecom’s wireline and cable subsidiaries provide high-quality telecommunications services to commercial and residential customers primarily in rural and suburban communities.  As of December 31, 2013, TDS Telecom operates 115 incumbent local exchange carriers (“ILEC”) in 28 states and provides telecommunications services as a competitive local exchange carrier (“CLEC”) in Illinois, Michigan, Minnesota, and Wisconsin.  Cable was formed through the acquisition of a cable business, Baja Broadband LLC (“Baja”),  in August 2013, and provides high-quality video, broadband, and voice to residential and commercial customers in six western states primarily including Colorado, New Mexico, Texas and Utah.  TDS Telecom also provides hosted and managed services (“HMS”) under the OneNeck IT Solutions (“OneNeck”) brand, which specializes in planning, engineering, procurement, installation, sales and management of Information Technology (“IT”) infrastructure, including: hosted application management, managed hosting, and ReliaCloud enterprise cloud services. HMS operates data centers in Arizona, Iowa, Minnesota and Wisconsin.

Telecom Business Development Strategy

In the last five years, TDS or TDS Telecom has acquired a cable business; five hosted and managed service businesses; and one ILEC for consideration totaling $525.9 million.  TDS Telecom may make additional opportunistic acquisitions in the future that further strengthen its operations.  TDS Telecom’s acquisition strategy is to identify and target companies that support cost economies and complement TDS Telecom’s product and services growth strategy.  As part of this strategy, TDS Telecom may also seek to divest or exchange interests that are not strategic to its long-term success.

While management believes that it will be successful in making additional acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received.    In general, TDS may not disclose such transactions until there is a definitive agreement.

WIRELINE OPERATIONS

Wireline operations are located in a mix of rural, small town and suburban markets and urban markets, with the largest concentrations of its customers in the Upper Midwest and the Southeast.  Wireline operations provide retail telecommunications services to both residential and commercial customers that reside within its respective service territories.  Wireline also provides services to wholesale customers, who are primarily interexchange carriers (companies that provide long-distance telephone and data services between local exchange areas) that compensate TDS Telecom for the use of its facilities to originate and terminate their voice and data transmissions. The table below provides information about Wireline connections as of December 31, 2013.

	Wireline Connections as of December 31, 2013 (1)

State	Residential	Commercial	Total	Percent of Total
Wisconsin	141,200	138,700	279,900	29%
Tennessee	86,100	21,300	107,400	11%
Michigan	28,800	68,500	97,300	10%
Minnesota	28,600	57,500	86,100	9%
Georgia	48,700	9,500	58,200	6%
New Hampshire	31,700	7,500	39,200	4%
Indiana	30,000	6,000	36,000	4%
Maine	21,400	4,400	25,800	3%
Alabama	20,700	4,900	25,600	3%
Oklahoma	18,800	3,900	22,700	2%
Total for 10 Largest States	456,000	322,200	778,200	81%
Other States	136,900	50,900	187,800	19%
Total	592,900	373,100	966,000	100%

(1)

“Connections” are the sum of physical access lines and high-capacity data circuits via various technologies including Digital Subscriber Line ("DSL") and dedicated internet, plus the number of telephone handsets, Internet Protocol television ("IPTV"), data lines and IP trunks providing communications using IP networking technology.  A physical access line is the individual circuit connecting a customer to a telephone company’s central office facilities.

Wireline Products, Services and Revenue Sources

Wireline operations generate revenues by providing the following products and services to commercial and residential customers and carriers:

•         Voice services, including basic local and long-distance telephone service, Voice over Internet Protocol (“VoIP”) and enhanced local services like voice mail, caller ID and call forwarding;

•         Broadband services, including DSL, other forms of high-speed internet and other enhanced data services;

•         Network access services to interexchange carriers for the origination and termination of interstate and intrastate long distance phone calls on TDS Telecom’s network and special access services to carriers and others; and

•         IPTV and satellite video.

The following table summarizes Wireline Operating revenue by category:

For Year Ended December 31, 2013
(Dollars in thousands)	Revenue	%
Residential	$293,217	40%
Commercial	232,910	32%
Wholesale	200,440	28%
Total Operating Revenue	$726,567	100%

Residential.  Wireline residential customer operations provide diversified telecommunications services, including local and long-distance telephone service, high-speed data products and video services.  Video services are offered through either its own IPTV offering or through a resale agreement with a satellite provider.  Wireline provides long-distance service by reselling long-distance service in its markets and through connections with long-distance carriers which purchase network access from TDS Telecom.  Residential customer operations account for 61% of Wireline connections and 40% of total Wireline revenue.

Wireline’s residential customer strategy within its CLEC markets is to provide continuing service to its current residential customer base with high quality customer service and competitive pricing, but not to seek any new residential customers due to their high acquisition costs and due to regulatory changes which have increased network cost and limited network availability.  Therefore, it is expected that the number of residential customers within the CLEC markets will continue to decline.  There are 19,300 CLEC residential connections remaining at December 31, 2013.

Commercial.  Wireline commercial customer operations provide high-quality voice and data solutions including local and long-distance telephone service, broadband, IP based services, and other services to businesses within its markets that are typically small to medium sized businesses, but may include large corporations.  Wireline operations provide these commercial customers with secure and reliable internet access, data connections and advanced voice service with innovative VoIP features.  Wireline operations address customer needs for increased communications capabilities at reduced costs by matching these needs to new and existing technologies to create greater efficiencies and by providing support for these technologies after the sale.  The Wireline flagship product is managedIP, a fully-hosted, software and hardware solution that provides customers with a secure internet connection and the latest VoIP features and capabilities.  ManagedIP is available in selected markets covering 84% of all commercial customers at December 31, 2013.

Wholesale.  Wireline operations continue to provide a high level of service to traditional interexchange carriers.  Wireline’s wholesale market focus is on access revenues, which is the compensation received for carrying long distance and data traffic on its networks.  Universal Service Fund (“USF”) revenues, which support the cost of providing telecommunication services in high cost areas, are also included in wholesale service revenues.  In 2013, TDS Telecom received $200 million in wholesale revenues which included approximately $86 million received under all the USF programs.  Recent and proposed regulatory changes may affect the amounts of Wireline future wholesale revenues.  See “Wireline Regulation” below.

Wireline Strategy

Wireline seeks to be the preferred telecommunications solutions provider in its markets for both residential and commercial customers by developing and delivering high-quality products that meet or exceed customers’ needs and to outperform the competition by delivering superior customer service. The Wireline residential customer strategy is to provide voice, high-speed data, and video services through value-added bundling of products.  The commercial focus is to provide advanced IP-based voice and data services.  Wireline is actively investing in the continuing transformation of its traditional telecom networks as it works to economically deploy advanced technologies and new services. Wireline continues to champion economic development by actively advocating for state and federal regulatory frameworks that enable its operations to grow and invest profitably and continue to meet customer expectations for new and improved services.

Wireline believes that its residential and business customers have a strong preference to purchase complementary telecommunications services from a single provider.  Wireline has found that by offering and bundling services in customer-friendly packages, it can build customer loyalty and reduce customer churn.  Wireline offers bundles which include a full array of telephone services, high-speed data services and video services.

Wireline’s objective is to be the preferred broadband provider in its ILEC residential markets by offering a wide range of premium internet services.  It continues to invest in high-speed data service and as of December 31, 2013, was able to provide this service to 96% of its ILEC physical access lines.  At that date, 61% of the households passed in its ILEC markets had 10 megabits per second (“Mbps”) or faster service available.  In selected residential markets, Wireline will lead its marketing and promotional strategies with superior quality IPTV.  This interactive video offering is intended to counter intensifying competition for video service and retain the video component of triple play customer bundles.  In markets where IPTV is not offered, TDS Telecom has partnered with a satellite TV provider to allow for triple play bundling.

Wireline has continued to expand its presence in the business broadband market with hosted-managedIP telephony, high-speed symmetrical dedicated broadband and point-to-point Ethernet services.  ManagedIP delivers business customers a converged voice and data communications solution to the desktop.  Point-to-point Ethernet provides customers secure and reliable high-speed data links for two or more locations over TDS Telecom’s internal network, not the public Internet.  The long-term strategy includes leveraging products such as managedIP and hosted and managed services to all of Wireline’s commercial customers, differentiating both on service excellence and a superior product portfolio.

Wireline focuses its commercial marketing on information-intensive industries such as financial services, health services, real estate, hotels and motels, retail, education and government.  Wireline uses its direct sales force, agents, digital marketing, targeted mailings, and telemarketing to sell products and services to commercial markets, which are segmented into tiers based on size (in terms of connections and revenues) and strategic importance.  Different sales and distribution channels are used to target each segment.

The following table summarizes additional information regarding Wireline connections for December 31, 2013.

Residential connections
	Voice (1)	352,100
	Broadband (2)	227,000
	IPTV (3)	13,800
	Residential connections	592,900

Commercial Connections
	Voice (1)	218,400
	Broadband (2)	27,100
	managedIP (4)	127,600
	Commercial connections	373,100

Total connections		966,000

(1)	The individual circuit or "access line" connecting customers to TDS Telecom’s central office facilities.

(2)	The number of customers provided high-capacity data circuits via various technologies, including DSL and dedicated internet circuit technologies.

(3)	The number of video customers receiving programming from TDS Telecom's IP distribution system.

(4)	The number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.

Wireline Network Architecture and Technology

Wireline operates an integrated, highly-reliable network that consists of central office host and remote sites, primarily equipped with digital and IP switches.  Fiber optic and copper cable connect the host central offices with remote switches and ultimately with end customers.  Wireline continues to upgrade and expand its telecommunications network to respond to the needs of its customers for greater bandwidth and advanced technologies. The network is transitioning from its legacy circuit-switched network to a highly reliable IP-based broadband network to facilitate the integration of voice services, broadband, and video.  Wireline has pursued a plan to deploy fiber technology, which enables significantly greater broadband speeds to selected residential subdivisions and to commercial customers, when the investment is economically justified.

Wireline has developed and deployed an inter-regional data routing infrastructure using leased fiber capacity which allows it to reach over 85% of its physical access lines with its multi-gigabyte core network.  This configuration along with the continued development of an IP network that interconnects substantially all the existing service territories allows for next generation IP service offerings; namely, IPTV, managedIP, residential VoIP and least-cost routing as well as comprehensive IP policy management.

Wireline is also standardizing equipment and processes to increase efficiency in maintaining its network.  Wireline utilizes centralized monitoring and management of its network to reduce costs and improve service reliability.  Network standardization has supported TDS Telecom in operating its 24-hours-a-day / 7-days-per-week Network Management Center, which continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact.  In addition, TDS Telecom anticipates reducing costs through the sharing of best practices across operations, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability.

Wireline Competition

The competitive environment in the telecommunications industry has changed significantly as a result of technological advances, customer expectations and changes to regulation.  Wireline continues to seek to develop and maintain an efficient cost structure to ensure that it can compete with price-based initiatives from competitors.  Wireline is faced with significant challenges, including competition from cable, VoIP, wireless and other wireline providers as well as decreases in intercarrier compensation received for the use of TDS Telecom’s networks.  These challenges could have a material adverse effect on the financial condition, results of operations and cash flows of TDS Telecom.

Wireline has experienced physical access line losses and access minute declines due to competition from wireless carriers offering local and nationwide voice and data plans, from cable providers offering voice and data services via cable modems, and from other VoIP providers.

Cable companies have developed technological improvements that have allowed them to extend their competitive operations beyond major markets and have enabled them to provide a broader range of voice and data services over their cable networks.  Several national cable companies have aggressively pursued the bundling of voice communications, data and video at discounted prices to attract customers from traditional telephone companies.  In addition, cable companies continue to add value to their internet offerings by increasing speeds at no cost to the customer.  Wireline estimates that 70% of its ILEC access lines face active competition from cable providers at December 31, 2013.   Cable companies are increasingly targeting both residential and commercial customers.

Wireless telephone service providers offering feature-rich wireless devices and improved network quality constitute a significant source of competition.  A growing segment of customers have chosen to completely forego the use of traditional wireline telephone service and instead rely solely on wireless service for voice communications services.  This trend is more pronounced among residential customers, which comprise approximately 61% of Wireline connections as of December 31, 2013. Some small businesses may follow the residential path by choosing wireless service and disconnecting wireline service.  Increasing penetration of wireless broadband services has led to substitution for wireline services, including long-distance, which impacts both Wireline retail and access revenue.

VoIP technology also has improved and has led cable, internet and other communications companies to substantially increase their offerings of VoIP service to commercial and residential customers.  VoIP providers route calls partially or wholly over the Internet, without the use of ILEC circuit switches and, in the case of cable operators and CLECs, without the use of ILEC networks to carry their communications traffic.  VoIP providers frequently use existing internet networks to deliver flat-rate, all-distance calling plans.  These plans may also be priced below the prices currently charged for traditional ILEC local and long-distance telephone services.

While TDS Telecom positions itself as a high-quality telecommunications provider, it is experiencing competition from Regional Bell Operating Companies (“RBOCs”) in areas where TDS Telecom competes as a CLEC, other CLECs, cable providers, wireless carriers, and VoIP providers as it seeks to gain and retain customers.  In addition, the RBOCs are continuing to implement technological changes that could impede TDS Telecom’s access to facilities used to provide CLEC telecommunications services.  To mitigate this risk TDS Telecom is working on other forms of last mile access alternatives to deliver services.

Wireline Regulation

Regulatory Environment.  As communications common carriers, the ILECs are subject to federal, state and local regulation.  The Communications Act of 1934, as amended by the Telecommunications Act, provides the statutory framework for United States communications policy.  The Federal Communications Commission (“FCC”) generally exercises jurisdiction over all facilities of, and services offered by, communications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international telecommunications.  State public utility commissions generally exercise jurisdiction over intrastate communications facilities and services.  Regulators establish and oversee the implementation of the provisions of federal and state telecommunications laws, including interconnection requirements, universal service obligations, promotion of competition, and the deployment of advanced services.  Maximum rates for regulated interstate services are prescribed by the FCC, and local rates paid by end user customers and intrastate access charges paid by carriers that furnish traffic to TDS Telecom continue to be subject to state commission approval in many states.  TDS Telecom routinely pursues desired changes in regulation and rate structures in an attempt to maintain affordable rates and reasonable earnings. Revenues generated from access charges to other carriers, support mechanisms and surcharges to end user customers are included in the financial results as components of Residential, Commercial and Wholesale Revenues.

Most of the ILEC subsidiaries participate in both the National Exchange Carrier Association (“NECA”) interstate common line and traffic sensitive access charge tariffs and participate in the access revenue pools administered by the FCC-supervised NECA, which collects and distributes the revenues from interstate access charges.  The FCC retains regulatory oversight over interstate long-distance rates and other issues relating to interstate telephone service and continues to regulate the interstate access system.  Where applicable, and subject to state regulatory approval, TDS Telecom’s ILEC subsidiaries also utilize intrastate access tariffs and participate in intrastate revenue pools.

The ILEC subsidiaries also draw from the federal and state universal service funds. Universal service support helps keep services in rural and underserved markets comparable in quality and price to services in more urban markets, as Congress mandated in the Telecommunications Act.  Specifically, the High Cost Program of the federal USF ensures that consumers have access to and pay rates for telecommunications services in rural and underserved areas that are reasonably comparable to those provided in urban areas.  TDS Telecom’s subsidiaries draw from the USF because the cost of providing service in many of its rural markets is high, and all of those costs cannot be recovered solely from customers while still providing service that is reasonably comparable to services in urban markets.

The CLEC operations, like its ILEC operations, are regulated by federal, state and local agencies.  However, CLECs are subject to significantly less regulation than ILECs.  The FCC regulates many of the rates, charges and services of ILECs to a greater degree than those of CLECs.  CLECs are also subject to fewer regulatory requirements in connection with their installation and operation of facilities for domestic interstate telecommunications.  CLECs are not required to maintain tariffs for domestic interstate long-distance services.  However, they are required to submit certain periodic reports to the FCC, pay regulatory fees, and meet certain other obligations.

The Telecommunications Act requires ILECs to provide requesting carriers such as the Wireline’s CLECs with nondiscriminatory access to unbundled network elements (“UNEs”) at cost-based rates.  UNEs are components of ILEC networks that CLECs lease, and in some cases, combine with their own network facilities to provide services to end user customers.  Subsequent rulings have modified the circumstances under which ILECs must make UNEs available to CLECs at cost-based rates, e.g., the extent to which ILECs must unbundle and make available fiber optic lines and broadband hybrid loops.  This has had the practical effect of increasing CLEC costs to deliver certain high-capacity services to customers because CLECs no longer can rely on ILECs to lease them fiber lines and broadband hybrid loops at cost-based rates.  CLEC options can be further limited by the fact that in many jurisdictions ILECs are retiring their copper lines, thus removing those lines as an option for CLEC use as UNEs in connection with the provision of DSL services.  As a result of these factors, Wireline’s CLEC today either must construct its own fiber optic lines and hybrid loops, pay a higher rate to lease these facilities from ILECs, or seek other alternative providers where available.

Federal Regulation

Wireline operations are required to comply with the Telecommunications Act, which requires, among other things, that communications common carriers offer interstate services when requested at just and reasonable rates at terms and conditions that are non-discriminatory.  The Telecommunications Act’s stated objective is to promote competition for the provision of local service by removing regulatory barriers to competing providers.

National Broadband Plan.  In 2009, Congress directed the FCC to develop a National Broadband Plan (the “Plan”) to ensure every American has “access to broadband capability.”  In March 2010, the FCC released the Plan which describes the FCC's goals in enhancing broadband availability and the methods for achieving those goals over the next decade.  Since that time, the FCC has taken steps to implement several aspects of the Plan, including comprehensively reforming its USF and intercarrier compensation regime.

USF and ICC Reform Order.  Pursuant to the Plan and subsequent notices of proposed rulemaking, on November 18, 2011, the FCC released a Reform Order adopting reforms of its universal service and intercarrier compensation mechanisms, establishing a new broadband-focused support mechanism, and proposing further rules to advance reform.  Prior to the Reform Order, the intercarrier compensation system had carriers recovering their costs, in part, from one another.  The Reform Order established certain rules for transitioning, over time, from the existing system to one where carriers will recover their costs directly from their end user subscribers.  The Reform Order also was accompanied by a Further Notice of Proposed Rulemaking seeking comment on a range of follow up proposals.  The future proposed rulemaking is especially important to TDS Telecom, as numerous issues relevant to rate of return carriers will be addressed in it.  The Reform Order also has been the subject of numerous Petitions for Reconsideration, which have asked the FCC to reconsider portions of its decision, and it is also the subject of a judicial appeal pending before the U.S. Court of Appeals for the Tenth Circuit.  Oral argument before the designated Tenth Circuit panel regarding the various legal challenges to the Reform Order took place on November 19, 2013.  However, there is no set deadline for the Court to issue its decision and any decision may be subject to further review by the full Tenth Circuit, by the U.S. Supreme Court, and/or in further proceedings before the FCC on remand.  TDS Telecom cannot predict the timing or outcome of future rulemaking, reconsideration and legal challenges and as a consequence, the impacts they may have on Wireline wholesale revenues.

The FCC has determined that the deployment of both wireline and wireless broadband facilities should be supported by universal service mechanisms, with one wireline carrier and one mobile carrier receiving support in each area.  This aspect of the FCC’s decision could subject Wireline operations to additional competitive forces and improve the financial position of its competitors.

For rate of return carriers such as Wireline operations, the Reform Order establishes a $2 billion annual fund that is intended to maintain existing levels of support in the aggregate while at the same time transitioning support mechanisms so that, over time, rate of return carriers receive support for the deployment of wireline broadband facilities principally through the Connect America Fund (“CAF”) rather than through the intercarrier compensation regime.  To effectuate the first phase of this effort, the Reform Order: establishes benchmarks that limit certain reimbursable capital and operating expenses for determining High Cost Loop Support; reduces High Cost Loop Support on a dollar-for-dollar basis where a carrier’s local rates are set below a specified urban local rate floor; phases out safety net additive support; eliminates local switching support; eliminates support for service areas that overlap with the service areas of others; and imposes a $250 absolute cap on per line support.  Although the Reform Order is intended to permit rate of return carriers to recover any lost support through the explicit support mechanism in the CAF, it remains unclear whether the CAF will provide Wireline with the same level of support over time that Wireline currently receives.

With respect to intercarrier compensation, the Reform Order provides for a reduction in the charges that Wireline operations pay to other carriers to transport and terminate calls that originate on Wireline’s network, which will reduce Wireline’s operating expenses.  However, Wireline also receives revenue from other carriers to transport and terminate calls that originate on those carriers’ networks.  As a general matter, the amount and timeframe for these reductions will depend on the nature of the traffic at issue.  In some cases, such as with the exchange of traffic between wireline and wireless carriers, the reduction is scheduled to occur quickly, whereas in other cases, such as with the exchange of traffic between wireline rate of return carriers, the reduction is scheduled to occur over a period of time.  The fundamental goal of the Reform Order is to, over time, transition all intercarrier compensation to a default “bill and keep” arrangement so that, in the absence of some commercial arrangement, support for the deployment of broadband services is based solely on funds received from the CAF and end-user customers.  As reductions in intercarrier charges increase over the next five to ten years, Wireline’s related revenues and operating expenses are expected to decline.

Net Neutrality.  The FCC has classified internet access service as an “information service,” which is subject to substantially less regulation than traditional “telecommunications services” under federal law and generally is not subject to state or local government regulation.  However, in 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of wireless internet service providers to manage applications and content that traverse their networks.  In December 2010, after a lengthy proceeding that considered different approaches, including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted net neutrality rules based on its Title I “ancillary” authority to enforce different parts of the Communications Act. The rules require all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms, sufficient for consumers to make informed choices regarding the use of such services. The rules also prohibit all internet service providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management.  The rules subject providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects a recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. The net neutrality rules are controversial and have been challenged in the courts.  On January 14, 2014, a three judge panel of the U.S. Court of Appeals for the District of Columbia Circuit vacated the “anti-blocking” and “anti-discrimination” portions of the FCC’s net neutrality rules, leaving in place the disclosure requirements of the rules. In a public statement made on February 19, 2014, the Chairman of the FCC indicated that the agency does not plan to appeal the Court’s decision, but will consider ways to achieve its policy goals with respect to the “anti-blocking” and “anti-discrimination” provisions within the authority allowed by the Court’s decision, in particular authority granted under Section 706 of the Telecommunications Act of 1996.   The Chairman proposed a new rulemaking proceeding to advance that process with a Notice of Proposed Rulemaking anticipated later this year. TDS Telecom cannot predict the outcome of this proceeding.

American Recovery and Reinvestment Act.  Congress enacted the American Recovery and Reinvestment Act of 2009, (“the Recovery Act”), which provides, among other things, for an aggregate appropriation of $7.2 billion to fund grants and loans to provide broadband infrastructure, access and equipment to consumers residing in rural, unserved or underserved areas of the United States. Under the Recovery Act, Wireline operations will receive $105.1 million in federal grants and will provide $30.9 million of its own funds to complete 44 projects.  Wireline began these projects in 2011 and expects to complete them before June 2015 as required under the terms of the grants. As of December 31, 2013, Wireline has made $115.1 million of total capital expenditures under this program, has received reimbursement for $63.6 million in grants, and has requested or will request reimbursement for an additional $23.6 million.

Rural Call Completion.  In 2013, the FCC adopted new rules concerning “rural call completion,” to take effect in 2014.  The rules may increase costs by imposing new data-retention and reporting requirements on providers of long-distance voice service.

Other federal regulations.  The FCC and various provisions of federal law require carriers to comply with numerous regulatory requirements.  Compliance with these requirements may be costly and noncompliance can lead to lawsuits and financial penalties.  These requirements include letting subscribers change to competitors’ services without changing their telephone numbers, taking actions to preserve the available pool of telephone numbers, making telecommunications accessible for those with disabilities, monitoring and reporting network outages, and properly handling and protecting customer proprietary network information.  Under the Communications Assistance to Law Enforcement Act, all telecommunications carriers, including Wireline operations, must implement certain equipment changes necessary to assist law enforcement authorities in achieving an enhanced ability to conduct electronic surveillance of those suspected of criminal activity.  TDS Telecom believes it is in material compliance with these requirements.

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

As a general matter, Wireline operations have elected alternative forms of regulation for its ILEC subsidiaries in most states and will continue to pursue alternative regulation, as appropriate, for its remaining ILEC subsidiaries.  Alternative regulation typically limits the ability to increase rates for local service, but relieves Wireline operations from the requirement to meet certain earnings tests and allows more flexibility in the pricing of enhanced and bundled service offerings.

CLECs are also subject to state regulation.  Certain states require CLECs to obtain operating authority prior to initiating intrastate services.  Certain states also require the filing of tariffs or price lists and/or customer-specific contracts.  The CLEC operations are not currently subject to rate-of-return or price regulation.  However, CLECs are subject to state-specific quality of service, universal service, periodic reporting and other regulatory requirements, although the extent of these requirements generally is less than those applicable to ILECs.  In addition, local governments may require CLECs to obtain licenses or franchises which regulate the use of public rights-of-way necessary to install and operate their networks.

CABLE OPERATIONS

On August 1, 2013, TDS Telecom acquired through its parent company TDS, substantially all of the assets of Baja, which operates cable systems in markets primarily in Colorado, New Mexico, Texas, and Utah.  At December 31, 2013, Baja’s cable plant served 147,400 total video, broadband and voice connections.  Baja operates high-quality hybrid fiber and coaxial cable networks capable of delivering advanced video, high-speed data and voice services to residential and business customers.  Through its cable operation (“Cable”), TDS Telecom is able to leverage its core competencies in network management and customer focus to extend its broadband footprint.

Cable Products and Services

Residential

Cable offers advanced video, broadband and voice services utilizing a modernized network.  Each of these services has a variety of features, which can be subscribed to on a stand-alone basis or in a bundle.

•         Video: Customers are provided cable television services and programming offerings ranging from traditional analog cable offerings to full digital services.  Customers have access to a basic service, pay-per-view channels and high definition television ("HDTV") combined with DVR service.

•         Broadband:  DOCSIS 3.0 technology is deployed to 96% of homes passed which allows Cable to offer transfer speeds from 4 Mbps for light users to 100Mbps for heavy users.  Access to 24/7 technical support is also provided to broadband customers.

•         Voice:  Telephony service uses IP to transport digitized voice signals over the same private network that brings cable television and high-speed data services to customers.  All residential voice service customers have access to direct international calling and can subscribe to various long distance plans.

In addition, services are actively bundled at competitive prices to encourage cross-selling within our customer base and to attract new customers.  Approximately 35% of residential customers subscribe to a bundle of services.

Commercial

Business services are delivered over an advanced digital, fiber-optic platform providing high-speed broadband products, multi-line phone solutions and video.  Cable provides advanced business services, including data networking, Ethernet, hosting, high speed broadband access and VoIP services, to small and medium sized businesses.  Cable’s commercial service team works closely with its customers’ IT managers to develop customized telecommunications solutions and provides rapid implementation capabilities essential to the needs of businesses.

Cable Strategy

The foundation for Cable’s business is the utilization of TDS Telecom’s processes, procedures, shared support teams, IPTV experience, commercial expertise, and customer service focus to expand broadband offerings through its cable television business.  TDS Telecom has begun to implement this strategy, commencing with the purchase of Baja, which strives to provide the best value and the fastest and most reliable high-speed data product as well as highest quality video and phone service in each of its markets.

Cable Technology and System Design

Cable telecommunication systems, when upgraded, are designed to transmit video, data and voice services over a broadband Hybrid Fiber-coaxial (or HFC) network that consists of optical fiber transport from a headend facility to nodes where coaxial cable is then used to reach the customer.  These networks offer substantial bandwidth capacity and through the use of DOCSIS 3.0 technology enables cable providers to offer robust broadband and voice services as well as traditional and two-way video services.  Cable currently employs these technologies in its fiber rich network.  Cable expects to connect its markets to the TDS Telecom multi-gigabyte network to leverage existing TDS Telecom internet connectivity, voice services, and support systems enhancing reliability and redundancy aimed at building greater credibility as a service provider.

Cable Competition

Cable seeks to be the leading provider of video and broadband services in its targeted markets.  In these markets, video competition is primarily satellite providers, and telephone companies that offer video services and compete for broadband and voice customers.  From a broadband perspective, Cable will compete against the incumbent local telephone providers, who primarily offer DSL-based services. Cable offers a superior, higher bandwidth data product using its DOCSIS technology.  Other telecommunications providers, including Internet-based VoIP providers and wireless providers may compete directly for both residential and commercial voice and data service customers.  Since cable systems are operated under non-exclusive franchises, competing cable systems may be built in the same area.  Cable intends to avoid markets served by such over-builders or municipalities which have constructed their own cable systems or where other ILEC’s provide robust video service offerings.

Cable Regulation

Cable owns certain cable television systems, which also provide high-speed internet and digital voice services.

Regulatory issues relating to internet and voice services are addressed above under “Wireline Regulation.”   The Internet regulatory issues described above are substantially the same for telephone and cable providers.

With respect to voice services, Cable provides such services only through VoIP, as opposed to traditional circuit-switched voice service.  The FCC has asserted jurisdiction over interconnected VoIP services and has extended a number of the traditional federal telephone regulations described above, but certain regulations applicable to traditional common carrier voice services have not been extended to VoIP.  In addition, VoIP services may not be subject to the same degree of state regulation as traditional voice services.  Nevertheless, the FCC and/or state regulatory authorities could subject VoIP services to such other regulations in the future.

Federal Regulation

As a cable multiple systems operator (“MSO”), Cable is subject to regulation by the FCC, covering matters such as technical operations (e.g., signal leakage reporting), administrative requirements (e.g., system registration, maintenance of a public file), consumer protection (e.g., subscriber privacy, customer notice of certain changes in channel line-ups), access by people with disabilities (e.g., video-description requirements) and content (e.g., carriage of broadcast television stations, political advertising sales, and transmission of emergency alerts). These regulations include, among others, the requirement that cable systems carry qualifying commercial or non-commercial television broadcast stations that elect “must-carry” status.  In addition, cable systems may not carry a commercial broadcast television station that elects “retransmission consent” status unless the station grants consent to the retransmission pursuant to a written agreement between the parties.  Typically, these agreements, particularly agreements involving affiliates of the national broadcast networks, require the cable system to pay the originating station.

To the extent these regulations require Cable to devote capacity to “must-carry” stations, make payments for the right to carry “retransmission consent” stations, and/or expend resources complying with other regulatory requirements; these requirements affect the costs of operating cable systems.  There are pending legislative proposals to alter some of these requirements, but Cable cannot predict what changes, if any, may be enacted or what effect such changes might have on Cable’s revenues or expenses.

Federal copyright law grants cable operators a compulsory license, at royalties set by the federal government, allowing cable operators to retransmit the signals of television stations (assuming the necessary retransmission consents have been obtained).  The Copyright Office and the U.S. Government Accountability Office both have issued reports examining proposals to eliminate the compulsory licenses, and legislative or regulatory changes to that effect may be proposed.  Changes to the compulsory license royalties or the compulsory license system in general could affect the revenues and expenses of Cable’s operations, but Cable cannot predict what changes, if any, may actually be proposed or enacted.

Federal law requires electric utilities and ILECs to provide cable companies with nondiscriminatory access to their poles, ducts, conduits and rights of way for use by cable companies in deploying their facilities.  The rates at which such nondiscriminatory access must be provided are regulated and generally enable cable companies to attach to pole or occupy ducts, conduits and rights of way on an economic basis.  The FCC revised its rate regulation in this area most recently in 2011, and its rules were upheld on appeal.  An inability to attach to poles or occupy the ducts, conduits or rights of way of electric utilities and ILECs could impede Cable’s ability to deploy facilities and provide services.

State/Local Regulation

The operation of cable systems requires the MSO to obtain franchises from state or local governmental authorities to occupy public rights of way with network facilities.  These franchises typically are nonexclusive and limited in time (subject to renewal), contain various conditions and limitations, and provide for the payment of fees to the local authority, determined generally as a standard percentage of gross revenues.  Additionally, these franchises often regulate the conditions of service and technical performance and contain various types of restrictions on transferability.  Failure to comply with the terms and conditions of a franchise may give rise to rights of termination by the franchising authority.

HOSTED AND MANAGED SERVICES

TDS Telecom’s hosted and managed services business (“HMS”) was formed in 2010 to take advantage of the growing IT outsourcing marketplace and to leverage TDS Telecom’s core competencies in network management, IT, customer service and reliability.  TDS has made multiple strategic acquisitions to position itself in the fast-growing hosted and managed services industry.  On January 1, 2014, all of the HMS acquisitions and their operations, including OneNeck IT Services Corporation, TEAM Technologies, LLC, VISI Incorporated, Vital Support Systems, LLC and MSN Communications, Inc.,  were consolidated under a single, unified brand, OneNeck IT Solutions.  HMS provides cloud computing, colocation, hosted application management, hosted and managed services and planning, engineering, procurement, sales, installation, and management of IT infrastructure hardware solutions.

Through acquisition and organic growth, HMS has developed an operational platform that provides a foundation to deliver a full range of IT outsourcing solutions.  HMS has organized its sales and professional services operations to leverage the trusted advisor relationships of its solutions provider acquisitions and offer the entire HMS product portfolio within regional geographies.  HMS’s hosted application management practice is national in scope creating an entry point into client accounts to sell a broad range of products and services.

HMS Products and Services

HMS provides IT equipment and solutions to meet its business customers’ needs across several broad product categories: colocation, hosted and managed-services, cloud services and solutions provider services. HMS operates fault tolerant, continuously maintainable data center facilities.  Value is provided to its customers through experienced teams that manage mission critical data centers, cloud, and customer infrastructure 24 hours per day 365 days per year. Statement on Standards for Attestation Engagements 16 (“SSAE 16”) reports, which describe the controls in place at HMS’s facilities, provide assurances to customers that their data are secure, available, and meet processing integrity, confidentiality and privacy requirements. Data centers are the foundation for outsourced IT services, which include hosted and managed-services, and cloud services.

HMS’s portfolio of hosted and managed services covers servers, voice and data networks, Microsoft Exchange environments, storage, and service desk capabilities on equipment located both within HMS data centers and at customer locations.  HMS also has significant expertise in Hosted Application Management, particularly enterprise resource planning (“ERP”) systems from vendors such as Oracle, Microsoft and Infor.  These systems can be hosted in HMS data centers, on customer premise or on top of the HMS cloud computing infrastructure.

HMS’s cloud services offering, branded ReliaCloud, is an Infrastructure as a Service solution designed to run traditional business applications in a secure and compliant operational framework within a cloud environment.  ReliaCloud is a complete, enterprise-class cloud solution that handles scalability and high performance data management for use in public, private, and hybrid cloud configurations. The compliant-capable cloud solution is designed for resource intense applications and databases that require a secure operational framework, while enabling customers to meet regulatory compliance requirements.

HMS’s solutions provider services include planning, engineering, procurement, sales, installation, and management of IT infrastructure solutions from world-class Original Equipment Manufacturers (“OEMs”). The breadth and depth of technical certifications held by team members have allowed HMS to achieve the highest levels of partner status with Cisco Systems, Hewlett-Packard Company, EMC, VMware and Microsoft.

HMS Strategy

The goal of HMS is to create, deliver and support a platform of IT products and services tailored for mid-sized business customers.  These businesses typically are not mature outsourcers of their IT management and represent a relatively untapped market seeking a superior provider relationship with outcome based pricing.   By combining a solutions provider’s status as trusted IT advisor with data center assets and an expansive product set, HMS intends to build a growing relationship between the provider and customer. Furthermore, cloud computing presents an opportunity for growth as it is a transformational tool that is changing the way businesses buy computing power and IT services. HMS is positioning itself to grow by building sophisticated sales teams, strong customer service delivery, extensive engineering talent, and deep ties to vendors to partner with customers to reduce their risk profiles and create cost savings.

A highly sophisticated sales force is critical to success in the hosted and managed services marketplace.  With the complexity of the sales process and the high level interactions necessary to win customer orders, highly sophisticated account executives, sales engineers and support staff are needed to gain the trust of customers looking to outsource IT functions. HMS continues to enhance its sales capabilities to be able to deliver products and services in all HMS product categories in all of its markets.  HMS has established a support organization capable of meeting mid-market customer demands for enhanced product offerings.  HMS has put in place an integrated, scalable, service delivery platform intended to exceed the quality commitments made to customers.

HMS Customers

HMS’s customers span multiple industries including healthcare, financial, manufacturing, retail, and government and are located across the United States.  Regional presences encompass states in the Upper Midwest and Great Plains and states in the Rocky Mountains and Southwest, and are key to establishing the locally-known trusted advisor brands middle market companies recognize.  HMS primarily targets middle market companies that are between 200 and 2,000 employees in size.

HMS Competition

The IT services market is large and complex, with a diverse array of segments in which performance and market dynamics vary considerably.  As a result of these dynamics the IT services market is a highly competitive environment.   Market competitors include large diversified telecommunications and technology companies that primarily target Fortune 500 sized companies as well as smaller independent companies that provide selective fixed services for mid-sized business customers.  HMS has positioned itself to not compete head-to-head with these providers, rather seeks to fill the gap between large business process outsourcers and fragmented IT service providers.  However, new entrants may emerge and grow rapidly creating additional sources of competition.

HMS Regulation

HMS is subject to varying degrees of regulation in each of the jurisdictions in which it operates. Federal, state and local laws and regulations, and their interpretation and enforcement may be applicable and may differ significantly among those jurisdictions. These regulations and laws may cover taxation, privacy, data protection, copyrights and other intellectual property, electronic communications and regulations applicable to electronic products and services.  Many of these laws were adopted with respect to business matters other than and prior to the development of hosted and managed services and related technologies and, as a result, do not contemplate or address the unique issues that such services and technologies produce.  Some of the laws that do reference such services and technologies have been and continue to be interpreted by the courts, but their applicability and scope remain uncertain in many respects.  In addition, future regulatory, judicial, and legislative changes may restrict or otherwise have an adverse effect on our ability to deliver services within various jurisdictions.  Increased regulation in the area of data privacy and protection is expected, and laws and regulations applying to the solicitation, collection, processing, protection or use of information could restrict the ability to use and share data, or inhibit customers from using hosted and managed services.  These regulations may involve significant compliance costs, require changes in business practices or have adverse consequences on the HMS business, financial condition or results of operation in the event of noncompliance.  At the present time, TDS Telecom believes it is in material compliance with these requirements.

TDS—Other Items

Employees

TDS had approximately 10,500 full-time and part-time employees as of December 31, 2013, less than 1% of whom were represented by labor organizations.  TDS considers its relationship with its employees to be good.

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

Competition in the telecommunications industry is currently intense and could intensify further in the future due to the general effects of the economy, as well as due to multiple wireless industry factors such as increasing market penetration, decreasing customer churn rates, introduction of new products, new competitors and changing prices.  There is competition in handsets and other devices; network quality, coverage, speed and technologies; distribution; pricing; and other categories.  TDS’ ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  TDS anticipates that, in the future, competition may cause the prices for products and services to continue to decline and the costs to compete to increase.  Most of TDS’ competitors are national or global telecommunications companies that are larger than TDS, possess greater resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that TDS does not offer.  In addition, TDS may face competition from technologies that may be introduced in the future or from new entrants into the industry.  New technologies, services and products that are more commercially effective than the technologies, services and products offered by TDS may be developed.  Further, new technologies may be proprietary such that TDS is not able to adopt such technologies.  There can be no assurance that TDS will be able to compete successfully in this environment.

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

TDS’ competitors offer a wide array of wireless service offerings and wireless devices.  There is increasing complexity associated with these wireless product and service offerings and the related pricing.  Further, new wireless services and products and pricing structures are frequently introduced.  Multiple events related to new services, products and pricing offered by TDS’ competitors occurring simultaneously or in close proximity may impact TDS’ ability to respond to such events and compete effectively.

Sources of competition to TDS’ Wireline business include, but are not limited to, resellers of local exchange services, interexchange carriers, Regional Bell Operating Companies (“RBOCs”), satellite transmission service providers, wireless communications providers, cable companies, competitive access service providers, competitive local exchange carriers, VoIP providers and providers using other emerging technologies.  The Wireline CLEC business sources of competition include the sources identified above as well as the ILEC in each market, which enjoys competitive advantages, including its wireline connection to virtually all of the customers and potential customers of Wireline’s CLEC business, its established brand name and its substantial financial resources.  Wireline’s CLEC business is typically required to discount services to win potential customers.  In the future, TDS expects the number of its physical access lines served to continue to be adversely affected by wireless and broadband substitution and by cable company competition.

Some of the specific risks presented by certain Wireline competitors include:

•         Cable companies – continued deployment of technologies such as DOCSIS 3.0 that substantially increase data transfer speeds, and offering these speeds to customers at relatively low rates, including speed upgrades for no additional charge.

•         Wireless – the trend of customers “substituting” their wireline connection for a wireless device.

•         RBOCs – continue to be formidable competitors given their full suite of services, experience and strong financial resources.

•         VoIP providers – are able to offer voice service at a very low price point.

TDS’ Cable business also provides high-speed internet and digital voice services, as well as cable television service. With respect to internet and voice services, Cable’s business faces sources of competition similar to the wireline business.  With respect to cable television service, cable operators compete against broadcast television, direct broadcast satellite providers, on-line video services and may compete against wireline providers which have begun to upgrade their networks to provide video services in addition to voice and high-speed internet access services.  As a result, the cable business is highly competitive.

Sources of competition of HMS’s business primarily include large diversified telecommunications and technology companies, as well as smaller independent companies that focus on mid-market companies.  In addition, new entrants may emerge and grow rapidly creating additional sources of competition or companies may begin insourcing IT services.  The IT services market is large and complex, with a diverse array of segments in which performance and market dynamics vary considerably.  As a result of these dynamics the IT services market is a highly competitive environment.

If TDS does not adapt to compete effectively in such a highly competitive environment, such competitive factors could result in product, service, pricing or cost disadvantages and could have an adverse effect on TDS’ business, financial condition or results of operations.

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

Further, U.S. Cellular’s strategic decisions related to the adoption of new technologies are ultimately impacted by such factors as consumer preferences for technologies and the related services and products, and original equipment manufacturer (“OEM”) and standard bodies support of such technologies, including Long-Term Evolution (“LTE”) and Voice over LTE (“VoLTE”), among other factors.  If U.S. Cellular’s competitors adopt new technologies faster than U.S. Cellular, then consumers who are eager to adopt new technologies more quickly may select U.S. Cellular’s competitors rather than U.S. Cellular as their service provider.  These customers who are early adopters of new technologies are often customers who generate higher average revenue per unit (“ARPU”), and to the extent that U.S. Cellular does not attract these types of customers, U.S. Cellular could be at a competitive disadvantage and have a customer base that generates lower overall ARPU relative to its competition.

Wireline’s business seeks to be the preferred telecommunications solutions provider in its chosen markets for both residential and commercial customers by developing and delivering high-quality products that meet or exceed customers’ needs and to outperform the competition by maintaining superior customer service.  Wireline’s residential customer strategy is to provide voice, high-speed data, and video services through value-added bundling of products.  The commercial focus is to provide advanced IP-based voice and data services, as well as information technology solutions.  Wireline is actively investing in the continuing transformation of its networks as it works to deploy advanced technologies and new services. Wireline seeks to capitalize on its strong local presence and strives to champion economic development in its communities by actively advocating with respect to state and federal regulatory frameworks that would enable its operations to grow profitably and continue to meet customer expectations for new and improved services.

Cable’s business provides high-speed internet, digital voice services and television services.  Although similar to Wireline, the strategies for Cable involve different technical, regulatory, business and other factors and TDS has limited experience in operating cable companies.  In particular, Cable’s business has significant costs and risks relating to programming and retransmission.  Such costs have been increasing and Cable’s business may not be able to fully pass these costs onto customers.  In addition, Cable’s business is limited in its ability to obtain programming at favorable costs and terms due to its small scale.  Also, Cable’s business may be affected by a wide range of regulatory or other issues, including matters pertaining to set-top boxes, equipment connectivity, content regulation, closed captioning, pole attachments, privacy, copyright, technical standards, and municipal entry into video and broadband.  Cable’s business development strategy also includes evaluating opportunities for possible further acquisitions of desirable cable companies on attractive terms to increase the scale of Cable’s business.  There can be no assurance that TDS will be successful in its Cable business strategy.

HMS’s business development strategy is to increase its presence in the IT infrastructure and application outsourcing and solution provider market through organic growth, expansion or acquisition.  HMS’s service platform with coverage across all of its product categories provides the potential for expansion of current products and services to additional markets in or near HMS’s current footprint. HMS may continue to make opportunistic acquisitions of companies that further strengthen its operating market areas and enter additional attractive markets.

The successful execution of strategies, the optimal allocation within TDS’ portfolio of assets and optimal capital allocation decisions depend on various internal and external factors, many of which are not in TDS’ control.  TDS’ ability to implement and execute its business strategies and optimally allocate its assets and capital and, as a result, achieve desired financial results, could be affected by such factors.  Such factors include pricing practices by competitors, relative scale, purchasing power, roaming and other strategic agreements, wireless device availability, timing of introduction of wireless devices and other factors.  In addition, there is no assurance that U.S. Cellular’s or TDS Telecom’s strategies will be successful.  Even if TDS executes its business strategies as intended, such strategies may not be successful in the long term to profitably sustain growth in revenues or otherwise.

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

In the third quarter of 2013, U.S. Cellular migrated most of its customers to a new Billing and Operational Support System (“B/OSS”) which includes a new point-of-sale system and consolidates billing on one platform.  This conversion resulted in billing delays. In addition, intermittent system outages and delayed system response times negatively impacted customer service and sales operations at certain times.  Continuing operational problems associated with the conversion to the new billing system could have adverse effects on TDS’ business (in areas such as overall customer satisfaction, customer attrition, uncollectible accounts receivable, gross customer additions, or operating expenses), financial condition or results of operations.

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

5)       Changes in roaming practices or other factors could cause TDS’ roaming revenues to decline from current levels and/or impact TDS’ ability to service its customers in geographic areas where TDS does not have its own network, which would have an adverse effect on TDS’ business, financial condition or results of operations.

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

Similarly, TDS’ wireless customers can access another carrier’s digital system automatically only if the other carrier allows TDS’ customers to roam on its network.  TDS relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S., Mexico and Canada outside of its service areas and to improve coverage within selected areas of TDS’ network footprint.  Such agreements cover traditional voice services as well as data services.  Although TDS currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur.  FCC rules and orders impose certain requirements on wireless carriers to offer certain roaming arrangements to other carriers. However, carriers frequently disagree on what is required.  At this time, there is no assurance that TDS will be able to enter into agreements to provide roaming services using 4G LTE or other technologies or that it will be able to do so on reasonable or cost effective terms.

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

If TDS’ roaming revenues decline, or if TDS is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to TDS, and that satisfy TDS’ quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

6)       A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS’ wireless business depends on the ability to use portions of the radio spectrum licensed by the FCC.  TDS could fail to obtain access to sufficient spectrum capacity in new or existing critical markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services, and to enable deployment of next-generation services.  TDS believes that this increased demand for data services reflects a trend that will continue for the foreseeable future; as such, TDS could fail to accurately forecast its future spectrum requirements considering changes in customer usage patterns, technology requirements and the expanded demands of new services.  Such a failure could have an adverse impact on the quality of TDS’ services or TDS’ ability to roll out such future services in some markets, or could require that TDS curtail existing services in order to make spectrum available for next-generation services.  Spectrum constrained providers could be effectively capped in increasing market share.  As spectrum constrained providers gain customers, they use up their network capacity.  Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, limited by zoning considerations, and ultimately may not be cost effective.  TDS may acquire access to spectrum through a number of alternatives, including participation in spectrum auctions, partnering on a non-controlling basis with other auction applicants (“Other Applicants”) and other acquisitions and exchanges.  As required by law, the FCC has conducted auctions for licenses to use some parts of the radio spectrum.  The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction and the determination of geographic size of licenses, are made by the FCC pursuant to laws that they administer.  The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints.  Due to factors such as geographic size of licenses and auction bidders that may raise prices beyond acceptable levels, TDS or Other Applicants may not be successful in FCC auctions in obtaining the spectrum that either believes is necessary to implement its business and technology strategies.  In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum.  Further, access to use spectrum won in FCC auctions may not be available on a timely basis.  Such access is dependent upon the FCC actually granting licenses won in the various auctions, which can be delayed for various reasons, including the possible need for the FCC to transition current users of spectrum to other portions of the radio spectrum.  TDS also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees.  However, TDS may not be able to acquire sufficient spectrum through these types of transactions, and TDS may not be able to complete any of these transactions on favorable terms.

7)       To the extent conducted by the Federal Communications Commission (“FCC”), TDS is likely to participate in FCC auctions of additional spectrum in the future as an applicant or as a noncontrolling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

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

8)       Changes in the regulatory environment or a failure by TDS to timely or fully comply with any applicable regulatory requirements could adversely affect TDS’ business, financial condition or results of operations.

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

In 2009, the FCC initiated a rulemaking proceeding designed to codify its existing “Net Neutrality” principles and impose new requirements that could have the effect of restricting the ability of internet service providers to manage applications and content that traverse their networks.  In December 2010, after a lengthy proceeding, which considered different approaches, including the “reclassification” of internet access as “common carrier” service under Title II of the Communications Act, the FCC adopted a net neutrality rule based on its Title I “ancillary” authority to enforce different parts of the Communications Act, which rule is now in effect. The rule requires all providers of broadband internet access, including both fixed (that is, telephone and cable) and wireless providers, to publicly disclose accurate information regarding their network management practices, performance and commercial terms sufficient for consumers to make informed choices regarding the use of such services. The rule also prohibits all internet providers from blocking consumers’ access to lawful websites, subject to reasonable network management, and from blocking applications that compete with the provider’s voice or video telephony services, also subject to reasonable network management. The rule subjects the providers of fixed but not wireless broadband internet access to a prohibition on “unreasonable discrimination” in transmitting internet traffic over their networks, also subject to reasonable network management. The exemption of wireless providers from this part of the rule reflects a recognition of the capacity constraints and other “special conditions” under which mobile broadband service is offered and the competitive nature of evolving wireless networks. Thus, the FCC considered it appropriate in 2009 to take only the “measured steps” with respect to mobile broadband service reflected in the rule. The order is controversial and has been challenged in the courts.  On January 14, 2014, a three judge panel of the US Court of Appeals for the District of Columbia Circuit vacated the “anti-blocking” and “anti-discrimination” portions of the FCC’s net neutrality rules, leaving in place the disclosure requirements of the rules. In a public statement made on February 19, 2014, the Chairman of the FCC indicated that the agency does not plan to appeal the Court’s decision, but will consider ways to achieve its policy goals with respect to the “anti-blocking” and “anti-discrimination” provisions within the authority allowed by the Court’s decision, in particular authority granted under Section 706 of the Telecommunications Act of 1996.   The Chairman proposed a new rulemaking proceeding to advance that process with a Notice of Proposed Rulemaking anticipated later this year. TDS cannot predict the outcome of this proceeding.

TDS’ Cable business also provides high-speed internet and digital voice services, as well as cable television service. Regulatory risks relating to the Internet are substantially the same for cable and wireline telephone companies.  With respect to voice services, Cable’s business provides such services only through VoIP as opposed to traditional circuit-switched voice service.  Although VoIP services may not be subject to the same degree of FCC or state regulation as traditional circuit-switched voice services, there is no assurance that the FCC and/or state regulatory authorities will not determine to subject VoIP services to a greater degree of regulations in the future.  With respect to cable television service, Cable’s business is also subject to regulation by the FCC as a cable multiple systems operator (“MSO”).  In addition, the operation of cable systems requires the MSO to obtain franchises from state or local governmental authorities to occupy public rights of way with network facilities.  These franchises typically are nonexclusive and limited in time (subject to renewal), contain various conditions and limitations, and provide for the payment of fees to the local authority.  Additionally, these franchises often regulate the conditions of service and technical performance and contain various types of restrictions on transferability.  Failure to comply with the terms and conditions of a franchise may give rise to rights of termination by the franchising authority.

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

TDS’ operations are subject to various federal, state and local environmental and health and safety laws and regulations, including those relating to the generation, storage, handling and disposal of hazardous substances and wastes. TDS’ operations involve the use of materials such as petroleum fuel for emergency generators, as well as batteries, cleaning solutions and other materials. Unexpected events, equipment malfunctions and human error, among other factors, can lead to violations of environmental laws, regulations or permits. To the extent that TDS may be responsible under applicable laws, regulations or leases for the removal or cleanup of hazardous substances or wastes from properties that it owns or leases, the cost of such removal or cleanup activities could be substantial.

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

9)       Changes in Universal Service Fund (“USF”) funding and/or intercarrier compensation could have an adverse impact on TDS’ business, financial condition or results of operations.

USF and ICC Reform Order.  On November 18, 2011, pursuant to the Plan and subsequent notices of proposed rulemaking, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (“Reform Order”) adopting reforms of its universal service and intercarrier compensation mechanisms, and proposing further rules to advance reform.  The Reform Order substantially revised the USF high cost program and intercarrier compensation regime.  The current USF program, which supports voice services, began to be phased out in 2012.  As a replacement, the FCC is adopting the Connect America Fund (“CAF”), a new Mobility Fund, and a Remote Area Fund, which will collectively support broadband-capable networks.  Mobile wireless carriers such as TDS are eligible to receive funds in both the CAF and the Mobility Fund, although some areas that TDS currently serves may be declared ineligible for support if they are already served, or are subject to certain rights of first refusal by incumbent carriers.

The FCC has determined that both wireline and wireless facilities should be supported, with one wireline carrier and one mobile carrier receiving support in each area.

For wireline rate of return carriers such as TDS Telecom’s Wireline operations, the Reform Order establishes a $2 billion fund that is intended to maintain existing levels of support in the aggregate while at the same time transitioning support mechanisms so that, over time, rate of return carriers receive support for the deployment of wireline broadband facilities principally through the CAF rather than through the intercarrier compensation regime.  To effectuate the first phase of this effort, the Reform Order established benchmarks that limit certain reimbursable capital and operating expenses for determining High Cost Loop Support; reduces High Cost Loop Support on a dollar-for-dollar basis where a carrier’s local rates are set below a specified urban local rate floor; phases out safety net additive support; eliminates local switching support; eliminates support for service areas that overlap with the service areas of others; and imposes a $250 absolute cap on per line support.  Although the Reform Order is intended to permit rate of return carriers to recover any lost support through the explicit support mechanism in the CAF, it remains unclear whether the CAF will provide TDS Telecom with the same level of support over time that TDS Telecom receives today.

The Mobility Fund will be implemented in two phases.  The Phase I Mobility Fund which was implemented in 2012 is designed to provide one-time funding through a reverse auction to fill in coverage in “dead zones” that currently lack 3G wireless service.  In Phase I, $300 million was allocated throughout the country and an additional $50 million was set aside for tribal lands.  The Phase II Mobility Fund will have a budget of up to $500 million per year (up to $100 million of which is reserved for tribal lands), with the method of disbursement to be determined in a further NPRM.  Phase II funding will be provided to areas that lack “4G” wireless service.  The CAF will support service to homes, businesses, and anchor institutions, using any technology that can meet the technical requirements.

The terms and rules for participating in the CAF for wireless ETCs have not been developed yet by the FCC.  It is uncertain whether TDS will obtain support through the CAF or Phase II of the Mobility Fund.  If TDS is successful in obtaining support, it will be required to meet certain regulatory conditions to obtain and retain the right to receive support including, for example, allowing other carriers to colocate on TDS’ towers, allowing voice and data roaming on U.S. Cellular’s network, and submitting various reports and certifications to retain eligibility each year.  It is possible that additional regulatory requirements will be imposed pursuant to the FCC’s Reform Order.

TDS’ current ETC support is being phased down at the rate of 20% per year beginning July 1, 2012.   If the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time and TDS will continue to receive 60% of its baseline support until the Phase II Mobility Fund is operational.

With respect to intercarrier compensation, the Reform Order provides for a reduction in the charges that TDS pays to wireline phone companies to transport and terminate calls that originate on TDS’ network, which will reduce TDS’ operating expenses.  However, TDS also receives revenue from other carriers to transport and terminate calls that originate on those carriers’ networks.  As a general matter, the amount and timeframe for these reductions will depend on the nature of the traffic at issue.  In some cases, such as with the exchange of traffic between wireline and wireless providers, the reduction is scheduled to occur quickly, whereas in other cases, such as with the exchange of traffic between wireline rate of return carriers, the reduction is scheduled to occur over a period of time.  The fundamental goal of the Reform Order is to, over time, transition all intercarrier compensation to a default “bill and keep” arrangement so that, in the absence of some commercial arrangement, support for the deployment of broadband services is based solely on funds received from the CAF.  As reductions in intercarrier charges are to increase over the next five to ten years, TDS’ related revenues and operating expenses are expected to decline.  The Reform Order was accompanied by a Further Notice of Proposed Rulemaking seeking comment on a range of additional proposals.  Any future rulemaking that results from these proposals could be important to TDS Telecom, as a number of the proposals are relevant to rate of return carriers, such as TDS Telecom.

The FCC’s Reform Order, and any subsequent orders it adopts to reform universal service and intercarrier compensation, are subject to judicial review.  Multiple appeals of the Reform Order were consolidated and argued in the U.S. Court of Appeals for the 10th Circuit on November 19, 2013, with a decision anticipated in 2014.  At this time, TDS cannot predict the timing or outcome of any such decision, or whether such decision or any future rulemaking, reconsideration and legal challenges would result in a material adverse effect on TDS’ business, financial condition or results of operations.

TDS also cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order or whether reductions in support will be fully offset with additional support from the CAF or the Mobility Fund.  Accordingly, TDS cannot predict whether such changes will have a material adverse effect on TDS’ business, financial condition or results of operations.

10)   An inability to attract and/or retain highly competent management, technical, sales and other personnel could have an adverse effect on TDS’ business, financial condition or results of operations.

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

11)   TDS’ assets are concentrated primarily in the U.S. telecommunications industry. As a result, its results of operations may fluctuate based on factors related primarily to conditions in this industry.

TDS’ assets are concentrated primarily in the U.S. telecommunications industry and the United States.  The U.S. telecommunications industry is facing significant change and an uncertain operating environment.  Although TDS has diversified into HMS and the cable businesses, TDS’ revenue streams continue to be substantially comprised of its two principal businesses, wireless and wireline telecommunications.  TDS’ focus on the U.S. telecommunications industry, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification.  This could have an adverse effect on TDS’ ability to profitably sustain long-term revenue growth and could have an adverse effect on its business, financial condition or results of operations.

12)   TDS’ lower scale relative to larger competitors could adversely affect its business, financial condition or results of operations.

There has been a trend in the telecommunications, IT services and related industries in recent years towards consolidation of service providers through acquisitions, reorganizations and joint ventures.  This trend could continue, leading to larger competitors over time. TDS has lower scale efficiencies compared to larger competitors.  TDS may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than TDS, which could adversely affect TDS’ revenues and costs of doing business.  Specifically, TDS’ smaller scale relative to most of its competitors could have the following impacts, among others:

•         Increased operating costs due to lack of leverage with vendors;

•         Limited opportunities for strategic partnerships as potential partners are focused on wireless, wireline and cable companies with greater scale;

•         Limited access to content and programming;

•         Limited access to wireless devices;

•         Limited ability to influence industry standards;

•         Reduced ability to invest in research and development of new products and services;

•         Vendors may deem TDS non-strategic and not develop or sell products and services to TDS, particularly where technical requirements differ from those of larger companies;

•         Limited access to intellectual property; and

•         Other limited opportunities such as for software development, third party distribution, and amortization of fixed costs.

TDS’ telecommunications businesses increasingly depend on access to content for data, music or video services and access to new wireless devices being developed by vendors.  TDS’ ability to obtain such access depends in part on other parties.  If TDS is unable to obtain timely access to new content or wireless devices being developed by vendors, its business, financial condition or results of operations could be adversely affected.

As a result of the foregoing, TDS’ lower scale relative to larger competitors could adversely affect TDS’ business, financial condition or results of operations.

13)   Changes in various business factors could have an adverse effect on TDS’ business, financial condition or results of operations.

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

•         Access to and cost of programming;

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

14)   Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business.

The telecommunications and IT services industries are experiencing significant technological change.  In the telecommunications industry, this is evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services, and products, and enhancements and changes in end-user requirements and preferences.  Widespread deployment of new technologies could cause the technology used on TDS’ wireless networks and traditional circuit-switched telephone services to become less competitive or obsolete.  Also, high speed wireless networks (“wireless broadband”) represent a product offering and opportunity for TDS’ wireless business, but also represent a risk for TDS’ Wireline business as customers may elect to substitute their wireline broadband connection for wireless broadband.  Further, fixed-mobile convergence services that combine wireline broadband services with mobile services represent a competitive threat.  In addition, the IT services market is characterized by rapidly changing technology and services.  TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If TDS cannot keep pace with these technological changes or other changes in the telecommunications or IT services industries over time, its financial condition, results of operations or ability to do business could be adversely affected.

15)   Complexities associated with deploying new technologies present substantial risk.

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

Lack of wireless devices available to TDS to support its 4G LTE network, comparatively smaller spectrum positions for 4G LTE deployments, or carrier aggregation standards that result in TDS delivering slower 4G LTE data transfer speeds relative to its competitors, could have an adverse impact on TDS’ business, financial condition and results of operations.

TDS’ Wireline business is deploying technologically advanced wireline services including advanced DSL, fiber optic and Very-high-speed digital subscriber line 2 (“VDSL2”) technologies. A significant amount of the product development and integration risks are borne by TDS.  Further, the simultaneous rollout of these advanced services and technologies increases the execution risk.  If TDS fails to effectively deploy new technologies and products on a timely basis, this could have an adverse impact on TDS’ business, financial condition and results of operations.

Cable’s business is also subject to complexities associated with deploying new technologies and involves substantial risk, including rapid technology changes.  If Cable’s business does not respond appropriately to technology changes, its competitive position may be adversely affected.

The HMS business is also continuously evaluating and deploying advances in technology relating to IT services.  If HMS fails to effectively deploy new technologies and products on a timely basis, this could have an adverse impact on its business, financial condition and results of operations.

16)   TDS is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of these fees are subject to great uncertainty.

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

17)   Performance under device purchase agreements could have a material adverse impact on TDS' business, financial condition or results of operations.

In March 2013, U.S. Cellular entered into an agreement with Apple to purchase certain minimum quantities of iPhone products over a three-year period beginning in November 2013.  TDS may enter into similar purchase commitments with other vendors in the future.  If TDS is unable to sell all of the devices that it is required to purchase under such agreements, or if it is unable to sell them at the prices it projects, its business, financial condition or results of operations could be adversely affected.

18)   Changes in TDS’ enterprise value, changes in the market supply or demand for wireless licenses, wireline or cable markets or IT service providers, adverse developments in the businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of its licenses, goodwill, franchise rights and/or physical assets.

A large portion of TDS’ assets consists of indefinite-lived intangible assets in the form of licenses, goodwill and franchise rights.  TDS also has substantial investments in long-lived assets such as property, plant and equipment.  TDS reviews its licenses, goodwill, franchise rights and other long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets.  The amount of any such impairment loss could be significant and could have an adverse effect on TDS’ reported financial results for the period in which the loss is recognized.  The estimation of fair values requires assumptions by management about factors that are uncertain including future cash flows, the appropriate discount rate and other factors.  Different assumptions for these factors could create materially different results.

19)   Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or licenses and/or expansion of TDS’ businesses could have an adverse effect on TDS’ business, financial condition or results of operations.

As part of TDS’ operating strategy, TDS from time to time may be engaged in the acquisition, divestiture or exchange of companies, businesses, strategic properties, wireless spectrum or other assets.  TDS may change the markets in which it operates and the services that it provides through such acquisitions, divestitures and/or exchanges.  In general, TDS may not disclose the negotiation of such transactions until a definitive agreement has been reached.   These transactions commonly involve a number of risks, including:

•         Identification of attractive companies, businesses, properties, spectrum or other assets for acquisition or exchange, and/or the selection of TDS’ businesses or assets for divestiture or exchange;

•         Competition for acquisition targets and the ability to acquire or exchange businesses at reasonable prices;

•         Possible lack of buyers for businesses or assets that TDS desires to divest and the ability to divest or exchange such businesses or assets at reasonable prices;

•         Ability to negotiate favorable terms and conditions for acquisitions, divestitures and exchanges;

•         Significant expenditures associated with acquisitions, divestitures and exchanges;

•         Legal and regulatory risks associated with new businesses or markets;

•         Ability to enter markets in which TDS has limited or no direct prior experience and competitors have stronger positions;

•         Ability to manage businesses that are engaged in activities other than traditional wireline and wireless service, including cable businesses and hosted and managed services businesses;

•         Uncertain revenues and expenses associated with acquisitions, with the result that TDS may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that it expects;

•         Difficulty of integrating the technologies, services, products, operations and personnel of the acquired businesses, or of separating such matters for divested businesses or assets;

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

No assurance can be given that TDS will be successful with respect to its acquisition, divestiture or exchange strategies or initiatives.  If TDS is not successful with respect to its acquisitions, divestitures or exchanges, its business, financial condition or results of operations could be adversely affected.

20)   A significant portion of TDS’ wireless revenues is derived from customers who buy services through independent agents who market TDS’ services on a commission basis and third-party national retailers. If TDS’ relationships with these agents or third-party national retailers are seriously harmed, its business, financial condition or results of operations could be adversely affected.

TDS has relationships with agents and third-party national retailers to obtain customers.  Agents are independent business people who obtain customers for TDS on a commission basis.  TDS’ agents and third-party national retailers are generally in the business of selling wireless devices, wireless service packages and other related products.

TDS’ business and growth depends, in part, on the maintenance of satisfactory relationships with its agents and third-party national retailers.  If such relationships are seriously harmed or if such parties experience financial difficulties, including bankruptcy, TDS’ revenues and, as a result, its business, financial condition or results of operations, could be adversely affected.

21)   TDS’ investments in unproven technologies may not produce the benefits that TDS expects.

TDS is making investments in various new technologies and service and product offerings.  These investments include technologies for enhanced data service offerings, IPTV, cable and IT services.  TDS expects new services, products and solutions based on these new technologies to contribute to future growth in its revenues.  However, the markets for some of these services, products and solutions are still emerging and the overall potential for these markets remains uncertain.  If customer demand for these new services, products and solutions does not develop as expected, TDS’ business, financial condition or results of operations could be adversely affected.

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

TDS has significant investments in entities that it does not control, including a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (the “LA Partnership”) and a limited partnership interest in King Street Wireless L.P.  TDS’ interests in such entities do not provide TDS with control over the business strategy, financial goals, build-out plans or other operational aspects of these entities.  TDS cannot provide assurance that these entities will operate in a manner that will increase the value of TDS’ investments, that TDS’ proportionate share of income from the LA Partnership and other investments will continue at the current level in the future or that TDS will not incur losses from the holding of such investments.  Losses in the values of such investments or a reduction in income from the LA Partnership or other investments could adversely affect TDS’ financial condition or results of operations.

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

The increased provision of data services including IPTV has introduced significant new demands on TDS’ network and has also increased complexities related to network management.  As it relates to Wireline’s networks, the transition to new IP-based networks from well-established time-division multiplexing networks requires new support tools and technician skills.  Further, this transition requires the use of more leased facilities and partnerships which require enhanced network monitoring and controls.  The IP-based networks also generally require more electronics on customers’ premises which introduces more technical risks and makes diagnostics and repairs more difficult.

Further, the increased provision of data services on TDS’ networks has created an increased level of risk related to quality of service.  This is due to the fact that many customers increasingly rely on data communications to execute and validate transactions.  As a result, redundancy and geographical diversity of TDS’ network facilities are critical to providing uninterrupted service.  Also, the speed of repair and maintenance procedures in the event of network interruptions is critical to maintaining customer satisfaction.  TDS’ ability to maintain high quality, uninterrupted service to its customers is critical, particularly given the increasingly competitive environment and customers’ ability to choose other service providers.

In addition, TDS’ networks and information technology and the networks and information technology of vendors on which TDS relies are subject to damage or interruption due to various events, including power outages, computer, network and telecommunications failures, computer viruses, security breaches, hackers and other cyber security risks, catastrophic events, natural disasters, errors or unauthorized actions by employees and vendors, flawed conversion of systems, disruptive technologies and technology changes.  TDS experiences cyber-attacks of varying degrees on a regular basis.  TDS maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches.  Although to date TDS has not experienced a material security breach, these efforts may be insufficient to prevent a security breach stemming from future cyber-attacks.  If TDS’ or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if TDS’ or its vendors’ security is breached or otherwise compromised, TDS could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems.  If TDS’ or its vendors’ systems become unavailable or suffer a security breach of customer or other data, TDS may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected.  Such events may also cause TDS to fail to satisfy service level commitments to customers of its IT services.  Any material disruption in TDS’ networks or information technology, including security breaches, could have an adverse effect on TDS’ business, financial condition or results of operations.

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

•         Industry conditions;

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

Restatements and delays in filing reports with the SEC could have adverse consequences, including the following:  TDS’ credit ratings could be downgraded, which would result in an increase in its borrowing costs and could make it more difficult for TDS to borrow funds on satisfactory terms.  The lenders on TDS’ and U.S. Cellular’s revolving credit agreements could refuse to waive a default or extend a waiver of default, impose restrictive covenants or conditions or require increased payments and fees.  The holders of debt under TDS’ indentures could attempt to assert a default and, if successful and TDS does not cure the default in a timely manner, accelerate the repayment date of such debt.  The New York Stock Exchange could begin delisting proceedings with respect to the TDS Common Shares and TDS debt that is listed thereon.  TDS may not be able to use or file shelf registration statements on Form S-3 for an extended period of time, which may limit TDS’ ability to access the capital markets.  TDS may not be able to use Form S-8 registration statements relating to its employee benefit plans, which may have an adverse effect on TDS’ ability to attract and retain employees.  TDS also could face shareholder litigation or SEC enforcement action. Any of these events could have an adverse effect on TDS’ business, financial condition or results of operations.

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

TDS and its subsidiaries operate capital-intensive businesses.  TDS has used internally-generated funds and has also obtained substantial funds from external sources to finance the build-out and enhancement of markets, to fund acquisitions and for general corporate purposes.  TDS also may require substantial additional capital for, among other uses, acquisitions of providers of wireless or wireline telecommunications services, cable markets, IT services or other businesses, spectrum license or system acquisitions, system development and network capacity expansion.  There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS.  Changes in TDS’ credit ratings, uncertainty of access to capital for telecommunications companies, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development and acquisition programs.  Reduction of TDS’ construction, development and acquisition programs likely would have a negative impact on TDS’ consolidated revenues, income and cash flows.

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

Media reports and certain professional studies have suggested that certain radio frequency emissions from wireless devices may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers.  U.S. Cellular is a party to and may in the future be a party to lawsuits against wireless carriers and other parties claiming damages for alleged health effects, including cancer or tumors, arising from wireless phones or radio frequency transmitters.  Concerns over radio frequency emissions may discourage use of wireless devices or expose TDS to potential litigation.  In addition, the FCC or other regulatory authorities may adopt regulations in response to concerns about radio frequency emissions.  Any resulting decrease in demand for wireless services, costs of litigation and damage awards or regulation could have an adverse effect on TDS’ business, financial condition or results of operations.

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

A substantial majority of the outstanding TDS Series A Common Shares are held in the TDS Voting Trust which expires on June 30, 2035.  The TDS Voting Trust was created to facilitate the long-standing relationships among the trustees’ certificate holders.  By virtue of the number of shares held by them, the voting trustees have the power to elect eight directors based on the current TDS Board of Directors’ size of twelve directors, and control a majority of the voting power of TDS with respect to matters other than the election of directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

U.S. Cellular

U.S. Cellular’s mobile telephone switching offices, cell sites, call centers and retail stores are located primarily in U.S. Cellular’s operating markets and are either owned or leased under long-term leases by U.S. Cellular, one of its subsidiaries, or the partnership, limited liability company or corporation which holds the license issued by the FCC.

U.S. Cellular leases space for its corporate offices in Chicago, Bensenville and Wood Dale, Illinois; it also leases space for its network operations center in Schaumburg, Illinois and its regional and local market business offices.  U.S. Cellular operates four customer care centers; one of the facilities used in these operations is owned and three are leased.

TDS Telecom

Wireline owns substantially all of its physical assets consisting of telephone distribution networks, network electronic equipment and land and buildings located in its ILEC operating markets.   TDS Telecom leases most of its office space, retail sites, equipment, switching facility buildings, storage facilities and sales offices used in its CLEC operations.

Cable’s principal physical assets consist of cable distribution networks, headends, towers and business offices.  Cable generally leases business offices and space on the towers on which equipment is located while headends are located on owned or leased parcels of land.

HMS’ principal physical assets consist of data centers and business offices which are either owned or leased.

TDS Telecom leases space for its corporate headquarters office in Madison, Wisconsin.

Corporate

TDS leases space for its corporate offices in Chicago, Illinois and Middleton, Wisconsin.

General

U.S. Cellular’s cell and transmitter sites and TDS Telecom’s telephone and cable lines are located on private and public property.  Locations on private land are by virtue of easements or other arrangements.  U.S. Cellular and TDS Telecom have not experienced major problems with obtaining zoning approval for cell and transmitter sites, telephone lines or other operating facilities and do not anticipate significant problems in this area in future periods.

U.S. Cellular’s and TDS Telecom’s properties, plant and equipment are maintained in good operating condition and are suitable and adequate for TDS’ business operations.

As of December 31, 2013, Property, plant and equipment, net of accumulated depreciation, totaled $2,856.5 million at U.S. Cellular, $821.3 million at Wireline, $79.1 million at Cable, $84.2 million at HMS; and $37.0 million at Corporate, Airadigm and Suttle-Straus.

Item 3.  Legal Proceedings

TDS is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts.  If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures.  The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.  See Note 12 — Commitments and Contingencies in the Notes to Consolidated Financial Statements for further information.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
October 1 - 31, 2013	59,040	$28.89	59,040	$242,480,888
November 1 - 30, 2013	75,263	28.88	75,263	240,307,656
December 1 - 31, 2013	-	-	-	240,307,656
Total for or as of the end of the quarter ended December 31, 2013	134,303	$28.88	134,303	$240,307,656

The following is additional information with respect to the Common Shares authorization:

i.         The date the program was announced was August 2, 2013 by Form 8-K.

ii.        The amount approved was up to $250 million in aggregate purchase price of TDS Common Shares.

iii.      The program does not have an expiration date.

iv.      TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the fourth quarter of 2013.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, the principal executive officer and principal financial officer have concluded that TDS’ disclosure controls and procedures were effective as of December 31, 2013, at the reasonable assurance level.

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

Under the supervision and with the participation of TDS’ management, including its principal executive officer and principal financial officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the criteria established in the 1992 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management has concluded that TDS maintained effective internal control over financial reporting as of December 31, 2013 based on criteria established in the 1992 version of Internal Control — Integrated Framework issued by the COSO.

The effectiveness of TDS’ internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting are updated as necessary to accommodate modifications to our business processes and accounting procedures. U.S. Cellular migrated its customers to a new billing and operational support system in 2013, which was completed in the third quarter of 2013.  There were no changes in TDS’ internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

	(1)	Financial Statements

		Consolidated Statement of Operations	Annual Report*
		Consolidated Statement of Comprehensive Income	Annual Report*
		Consolidated Statement of Cash Flows	Annual Report*
		Consolidated Balance Sheet	Annual Report*
		Consolidated Statement of Changes in Equity	Annual Report*
		Notes to Consolidated Financial Statements	Annual Report*
		Management’s Report on Internal Control Over Financial Reporting	Annual Report*
		Report of Independent Registered Public Accounting Firm —PricewaterhouseCoopers LLP	Annual Report*
		Consolidated Quarterly Information (Unaudited)	Annual Report*

* Incorporated by reference from Exhibit 13.

(2)	Financial Statement Schedules
Location
	Los Angeles SMSA Limited Partnership Financial Statements	S-1
	Report of Independent Registered Public Accounting Firm — Deloitte & Touche LLP	S-2
	Balance Sheets	S-3
	Statements of Operations	S-4
	Statements of Changes in Partners’ Capital	S-5
	Statements of Cash Flows	S-6
	Notes to Financial Statements	S-7

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Los Angeles SMSA Limited Partnership:

Basking Ridge, New Jersey

We have audited the accompanying balance sheets of Los Angeles SMSA Limited Partnership (the "Partnership") as of December 31, 2013 and 2012, and the related statements of operations, changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 28, 2014

Los Angeles SMSA Limited Partnership
Balance Sheets - As of December 31, 2013 and 2012
(Dollars in Thousands)

	2013	2012
ASSETS

CURRENT ASSETS:
Accounts receivable, net of allowance of $21,600 and $14,205	$363,069	$338,599
Unbilled revenue	20,070	19,491
Due from affiliate	316,794	243,748
Prepaid expenses and other current assets	4,357	4,537

Total current assets	704,290	606,375

PROPERTY, PLANT AND EQUIPMENT—Net	1,581,317	1,569,418

WIRELESS LICENSES	79,543	79,543

OTHER ASSETS	8,848	655

TOTAL ASSETS	$2,373,998	$2,255,991

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$117,972	$132,558
Advance billings and customer deposits	152,698	144,849
Deferred gain on lease transaction	4,923	4,923

Total current liabilities	275,593	282,330

LONG TERM LIABILITIES:
Deferred gain on lease transaction	28,892	33,833
Other long term liabilities	34,411	23,964

Total long term liabilities	63,303	57,797

Total liabilities	338,896	340,127

PARTNERS' CAPITAL	2,035,102	1,915,864

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,373,998	$2,255,991

See notes to financial statements.

Los Angeles SMSA Limited Partnership
Statements of Operations - Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands)

	2013	2012	2011
OPERATING REVENUE:
Service revenue	$4,166,296	$3,920,064	$3,782,027
Equipment and other	667,963	677,836	593,330

Total operating revenue	4,834,259	4,597,900	4,375,357

OPERATING COSTS AND EXPENSES:
Cost of service (exclusive of depreciation and amortization)	753,438	705,065	797,797
Depreciation and amortization	337,313	343,565	366,119
Cost of equipment	885,502	948,130	955,002
Selling, general and administrative	1,445,229	1,375,852	1,263,604

Total operating costs and expenses	3,421,482	3,372,612	3,382,522

OPERATING INCOME	1,412,777	1,225,288	992,835

OTHER INCOME:
Interest income, net	1,520	1,051	561
Other	4,941	4,941	6,964

Total other income	6,461	5,992	7,525

NET INCOME	$1,419,238	$1,231,280	$1,000,360

Allocation of Net Income:
Limited Partners	$851,543	$738,768	$600,216
General Partner	$567,695	$492,512	$400,144

See notes to financial statements.

Los Angeles SMSA Limited Partnership
Statements of Changes in Partners' Capital - Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners' Capital

BALANCE—January 1, 2011	$833,690	$881,627	$254,276	$114,631	$2,084,224

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	400,144	423,152	122,044	55,020	1,000,360

BALANCE—December 31, 2011	753,834	797,179	229,920	103,651	1,884,584

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	492,512	520,832	150,216	67,720	1,231,280

BALANCE—December 31, 2012	766,346	810,411	233,736	105,371	1,915,864

Distributions	(520,000)	(549,900)	(158,600)	(71,500)	(1,300,000)

Net Income	567,695	600,337	173,146	78,060	1,419,238

BALANCE—December 31, 2013	$814,041	$860,848	$248,282	$111,931	$2,035,102

See notes to financial statements.

Los Angeles SMSA Limited Partnership
Statements of Cash Flows - Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,419,238	$1,231,280	$1,000,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	337,313	343,565	366,119
Amortization of deferred gain on lease transaction	(4,941)	(4,957)	(4,949)
Provision for losses on accounts receivable	44,339	37,057	27,249
Changes in certain assets and liabilities:
Accounts receivable	(68,809)	(69,272)	(47,942)
Unbilled revenue	(579)	2,761	(1,014)
Prepaid expenses and other current assets	180	(760)	(125)
Other assets	(8,193)	19	—
Accounts payable and accrued liabilities	(15,872)	18,548	24,243
Advance billings and customer deposits	7,849	9,826	8,518
Other long term liabilities	10,447	4,208	3,124

Net cash provided by operating activities	1,720,972	1,572,275	1,375,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(347,926)	(272,176)	(364,956)
Change in due from affiliate, net	(73,046)	(100,099)	189,373

Net cash used in investing activities	(420,972)	(372,275)	(175,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,300,000)	(1,200,000)	(1,200,000)

Net cash used in financing activities	(1,300,000)	(1,200,000)	(1,200,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$12,689	$11,403	$3,372

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Notes to Financial Statements – Years Ended December 31, 2013, 2012 and 2011.

(Dollars in Thousands)

1.            ORGANIZATION AND MANAGEMENT

Los Angeles SMSA Limited Partnership – Los Angeles SMSA Limited Partnership (the “Partnership”) was formed in 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

The partners and their respective ownership percentages as of December 31, 2013, 2012 and 2011 are as follows:

General Partner
AirTouch Cellular* (“General Partner”)	40.0%

Limited Partners:
AirTouch Cellular*	42.3%
Cellco Partnership	12.2%
United States Cellular Corporation	5.5%

______________________________

* AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC (a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

In accordance with the partnership agreement, Cellco is responsible for managing the operations of the partnership (See Note 5).

2.       SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used for, but are not limited to, the accounting for: revenue and expense, allocations, allowance for uncollectible accounts receivable, unbilled revenue, depreciation and amortization, useful lives and impairment of assets, accrued expenses, and contingencies.

Revenue Recognition — The Partnership offers products and services to our customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

The Partnership earns revenue by providing access to its network (access revenue) and usage of its network (usage revenue), which includes voice and data revenue. Customers are associated with the Partnership based upon mobile identification number. In general, access revenue is billed one month in advance and is recognized when earned; the unearned portion is classified in Advance billings in the balance sheet. Usage revenue is recognized when service is rendered and included in unbilled revenue until billed. Equipment sales revenue associated with the sale of wireless devices and related equipment costs are recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from the sale of wireless services. Customer activation fees charged to customers are considered additional consideration and are recorded in Equipment and other revenue, generally, at the time of customer acceptance. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the Partnership records revenue gross at the time of sale.  For equipment sales, the Partnership currently subsidizes the cost of wireless devices. The amount of this subsidy is generally contingent on the arrangement and terms selected by the customer.  In multiple deliverable arrangements which involve the sale of equipment and a service contract, the equipment revenue is recognized up to the amount collected when the wireless device is sold.

The roaming rates charged by the Partnership to Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (See Note 5).

The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between us and our customers on a net basis.

Operating Costs and Expenses — Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of total customers, customer gross additions or minutes-of-use, are in accordance with the Partnership Agreement and are a reasonable method of allocating such costs. The roaming rates charged to the Partnership by Cellco do not necessarily reflect current market rates. The Partnership will continue to re-evaluate the rates on a periodic basis (see Note 5).

Retail Stores — The daily operations of all retail stores owned by the Partnership are managed by Cellco. All fixed assets, liabilities, income and expenses related to these retail stores are recorded in the financial statements of the Partnership.

Comprehensive Income — Comprehensive income is the same as net income as presented in the accompanying statements of operations.

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

Property, Plant and Equipment — Property, plant and equipment primarily represents costs incurred to construct and expand capacity and network coverage on mobile telephone switching offices and cell sites. The cost of property, plant and equipment is depreciated over its estimated useful life using the straight-line method of depreciation. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related lease. Major improvements to existing plant and equipment that extend the useful lives are capitalized. Routine maintenance and repairs that do not extend the life of the plant and equipment are charged to expense as incurred.

Upon the sale or retirement of property, plant and equipment, the cost and related accumulated depreciation or amortization are eliminated and any related gain or loss is reflected in the statements of operations. All property, plant and equipment purchases are made through an affiliate of Cellco. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value and included in due from affiliate until settled.

Network engineering costs incurred during the construction phase of the Partnership’s network and real estate properties under development are capitalized as part of property, plant and equipment and recorded as construction in progress until the projects are completed and placed into service.

FCC Licenses — The Federal Communications Commission (“FCC”) issues licenses that authorize cellular carriers to provide service in specific cellular geographic service areas. The FCC grants licenses for terms of up to ten years. In 1993 the FCC adopted specific standards to apply to cellular renewals, concluding it will award a license renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely and at nominal costs, which are expensed as incurred. The current terms of the Partnership’s FCC licenses expire in October 2014, February 2016 and April 2017. Cellco and the Partnership believe they will be able to meet all requirements necessary to secure renewal of the Partnership’s cellular licenses. FCC wireless licenses totaling $79,543 are recorded on the books of the Partnership as of December 31, 2013 and 2012. There are additional wireless licenses issued by the FCC that authorize the Partnership to provide cellular service recorded on the books of Cellco.

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

 Cellco and the Partnership test their wireless licenses for potential impairment annually, and more frequently if indications of impairment exist.  In 2013, Cellco and the Partnership performed a qualitative assessment to determine whether it is more likely than not that the fair value of its wireless licenses was less than the carrying amount.  As part of the assessment, Cellco and the Partnership considered several qualitative factors including the business enterprise value and other industry and market considerations.  Based on our assessment in 2013, Cellco and the Partnership qualitatively concluded that it was more likely than not that the fair value of their wireless licenses significantly exceeded their carrying value and therefore did not result in any impairment.  In 2012 and 2011 Cellco and the Partnership evaluated their licenses on an aggregate basis, using a direct income-based value approach.  This approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.  If the fair value of the aggregated wireless licenses is less than the aggregated carrying amount of the wireless licenses, an impairment is recognized.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint. Cellco does not charge the Partnership for the use of any FCC license recorded on its books (except for the annual cost of $51,699 related to the spectrum leases). Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2013 and December 15, 2012. These evaluations resulted in no impairment of wireless licenses.

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

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership through this account. Starting in 2011, interest income is based on the Applicable Federal Rate which was approximately .2%, .2% and .4% for the years ended December 31, 2013, 2012 and 2011, respectively.  Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 7.4%, 7.3% and 6.8% for the years ended December 31, 2013, 2012 and 2011, respectively.  Included in net interest income is interest income of $1,352, $1,123 and $712 for the years ended December 31, 2013, 2012 and 2011, respectively, related to due from affiliate.

Distributions - The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status, and financing needs as determined by the General Partner at the date of the distribution.

Recently Adopted Accounting Standards - During the first quarter of 2013 we adopted the accounting standard update regarding testing of intangible assets for impairment.  This standard update allows companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not the asset is impaired. The adoption of this standard did not have a significant impact on the financial statements.

Subsequent Events – Events subsequent to December 31, 2013 have been evaluated through February 28, 2014, the date the financial statements were issued.

3.       PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2013 and 2012:

	2013	2012

Land	$7,730	$7,742
Buildings and improvements (15-40 years)	633,840	575,456
Wireless plant and equipment (3-15 years)	3,483,289	3,265,052
Furniture, fixtures and equipment (3-10 years)	67,981	65,823
Leasehold improvements (5 years)	327,277	308,050

	4,520,117	4,222,123

Less: accumulated depreciation	(2,938,800)	(2,652,705)

Property, plant and equipment, net	$1,581,317	$1,569,418

Depreciation expense	$337,302	$343,565

Capitalized network engineering costs of $22,242 and $22,253 were recorded during the years ended December 31, 2013 and 2012, respectively. Construction in progress included in certain classifications shown above, principally wireless plant and equipment, amounted to $88,836 and $85,383 as of December 31, 2013 and 2012, respectively.

Tower Transactions –  Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465.  At December 31, 2013 and 2012, the Partnership has $33,815 and $38,756, respectively, recorded as deferred gain on lease transaction.  The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $8,872, $11,421 and $12,150 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in cost of service in the accompanying Statements of Operations.

4.       CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2013 and 2012:

	2013	2012

Accounts payable	$104,654	$117,935
Accrued liabilities	13,318	14,623
Accounts payable and accrued liabilities	$117,972	$132,558

Advance billings and customer deposits consist of the following as of December 31, 2013 and 2012:

	2013	2012

Advance billings	$148,328	$140,617
Customer deposits	4,370	4,232
Advance billings and customer deposits	$152,698	$144,849

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

6.       COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment and spectrum used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2013, 2012 and 2011, the Partnership incurred a total of $139,341, $131,362 and $127,469, respectively, as rent expense related to these operating leases, which was included in cost of service and general and administrative expenses in the accompanying statements of operations. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured and remaining tower maintenance fees of $70,018  (See Note 3), for the years shown are as follows:

Years	Amount

2014	$96,696
2015	82,764
2016	70,595
2017	28,442
2018	14,521
2019 and thereafter	36,724

Total minimum payments	$329,742

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

Based on the terms of the spectrum license lease as of December 31, 2013, future spectrum lease obligations, including the renewal period, are expected to be as follows:

Years	Amount

2014	$20,843
2015	20,843
2016	20,843
2017	20,843
2018	20,843
2019 and thereafter	217,112

Total minimum payments	$321,327

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued to either Cellco or the Partnership with respect to these matters as of December 31, 2013 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on our results of operations for a given reporting period.

8.       RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of the Year	Additions Charged to Operations	Write-offs Net of Recoveries	Balance at End of the Year

Accounts Receivable Allowances:
2013	$14,205	$44,339	$(36,944)	$21,600
2012	14,076	37,057	(36,928)	14,205
2011	15,135	27,249	(28,308)	14,076

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
Douglas D. Shuma
Senior Vice President and Controller
(principal financial officer and principal accounting officer)

Dated:  February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 28, 2014
LeRoy T. Carlson, Jr.

/s/ Letitia G. Carlson, M.D.	Director	February 28, 2014
Letitia G. Carlson, M.D.

/s/ Prudence E. Carlson	Director	February 28, 2014
Prudence E. Carlson

/s/ Walter C.D. Carlson	Director	February 28, 2014
Walter C.D. Carlson

/s/ Clarence A. Davis	Director	February 28, 2014
Clarence A. Davis

/s/ Kenneth R. Meyers	Director	February 28, 2014
Kenneth R. Meyers

/s/ Donald C. Nebergall	Director	February 28, 2014
Donald C. Nebergall

/s/ George W. Off	Director	February 28, 2014
George W. Off

/s/ Christopher D. O’Leary	Director	February 28, 2014
Christopher D. O’Leary

/s/ Mitchell H. Saranow	Director	February 28, 2014
Mitchell H. Saranow

/s/ Gary L. Sugarman	Director	February 28, 2014
Gary L. Sugarman

/s/ Herbert S. Wander	Director	February 28, 2014
Herbert S. Wander

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

3.1	TDS’ Restated Certificate of Incorporation, dated January 24, 2012, is hereby incorporated by reference to Exhibit 3.1 to TDS’ Registration Statement on Form 8-A/A dated January 24, 2012.

3.2	TDS Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8‑K dated July 19, 2013.

4.1	TDS’ Restated Certificate of Incorporation is hereby incorporated as Exhibit 3.1.

4.2	TDS Restated Bylaws, as amended, are hereby incorporated as Exhibit 3.2.

4.3(a)

Indenture for Senior Debt Securities between TDS and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A., as successor to BNY Midwest Trust Company (“BNY”) dated November 1, 2001 is hereby incorporated by reference to Exhibit 4 to TDS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.3(b)

Second Supplemental Indenture dated May 31, 2002 by and between TDS and BNY making changes to the First Supplemental Indenture is hereby incorporated by reference to Exhibit 4.8 to TDS’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

4.3(c)

Third Supplemental Indenture dated March 31, 2005 by and between TDS and BNY, establishing TDS’ 6.625% Senior Notes due 2045, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8‑K dated March 23, 2005.

4.3(d)

Fourth Supplemental Indenture dated November 16, 2010 by and between TDS and BNY, establishing TDS’ 6.875% Senior Notes due 2059, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8‑K dated November 16, 2010.

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

4.6(a)	Indenture for Senior Debt Securities dated June 1, 2002 between U.S. Cellular and BNY is hereby incorporated by reference to Exhibit 4.1 to Form S-3 dated May 31, 2013 (File No. 333-188971).

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

4.7	Indenture for Subordinated Debt Securities between TDS and BNY is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated September 16, 2013.

4.8	Indenture for Subordinated Debt Securities between U.S. Cellular and BNY is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated September 16, 2013.

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

10.5*

TDS’ Restated Compensation Plan for Non-Employee Directors, is hereby incorporated by reference to Exhibit A to the TDS Notice of Annual Meeting of Shareholders and Proxy Statement dated April 19, 2013.

10.6*	TDS Bonus Deferral and Stock Unit Match Program and Election Form is hereby incorporated by reference to Exhibit 10.6 to TDS’ Annual Report on Form 10-K for the year ended December 31, 2012.

10.7*

U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit C to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009.

10.8*

U.S. Cellular 2013 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit A to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2013.

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

10.9(c)

Second Amendment to U.S. Cellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(c) to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.9(d)*

Election Form for U.S. Cellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(d) to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.10*

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

10.11(b)*	Amendment to TDS 2007 Deferred Compensation Agreement between TDS and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.4 to TDS Current Report on Form 8-K dated December 22, 2008.

10.12*	Form of TDS Corporate Officer Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated May 10, 2013.

10.13*	Form of TDS Corporate Officer Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated May 10, 2013.

10.14*	TDS 2013 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated March 6, 2013.

10.15*	U.S. Cellular 2013 Officer Annual Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 22, 2013.

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

10.20(a)*

Post 2004 TDS Telecommunications Corporation Executive Deferred Compensation Program, as amended and restated effective January 1, 2008 is hereby incorporated by reference to Exhibit 10.29 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.20(b)*

First Amendment to TDS Telecommunications Corporation Executive Deferred Compensation Program dated October 8, 2008 is hereby incorporated by reference to Exhibit 10.30 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.21*

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

10.24*

U.S. Cellular Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for officers is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated May 14, 2013.

10.25*	Letter Agreement dated July 25, 2013 between U.S. Cellular and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 25, 2013.

10.26**

Master Service Agreement entered into by United States Cellular Corporation and Amdocs Software Systems Limited on August 17, 2010 to develop a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform, is hereby incorporated by reference to Exhibit 10.8 to U.S. Cellular’s Quarterly Report on Form 10-Q dated September 30, 2010.

10.27**

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

11	Statement regarding computation of earnings per share (included in Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.

13	Incorporated portions of 2013 Annual Report to Shareholders.

21	Subsidiaries of TDS.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Indicates a management contract or compensatory plan or arrangement.

**   Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.