Form 10-Q
period 2014-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2014-05-02
CIK 1051512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	 Non-accelerated filer		Smaller reporting company	

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at March 31, 2014
Common Shares, $0.01 par value			101,573,846 Shares
Series A Common Shares, $0.01 par value			7,175,948 Shares

Part I. Financial Information
Item 1. Financial Statements

Telephone and Data Systems, Inc. Consolidated Statement of Operations (Unaudited)

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2014	2013
Operating revenues
Service	$1,080,242	$1,198,902
Equipment and product sales	115,720	109,671
Total operating revenues	1,195,962	1,308,573

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	275,958	299,127
Cost of equipment and products	306,647	260,765
Selling, general and administrative	463,669	486,903
Depreciation, amortization and accretion	224,919	242,077
(Gain) loss on asset disposals, net	2,430	5,616
(Gain) loss on sale of business and other exit costs, net	(6,900)	6,931
(Gain) loss on license sales and exchanges	(91,446)	-
Total operating expenses	1,175,277	1,301,419

Operating income	20,685	7,154

Investment and other income (expense)
Equity in earnings of unconsolidated entities	37,327	27,089
Interest and dividend income	2,486	1,578
Interest expense	(28,707)	(24,498)
Other, net	160	(154)
Total investment and other income	11,266	4,015

Income before income taxes	31,951	11,169
Income tax expense	11,657	4,180
Net income	20,294	6,989
Less: Net income attributable to noncontrolling interests, net of tax	2,040	5,570
Net income attributable to TDS shareholders	18,254	1,419
TDS Preferred dividend requirement	(12)	(12)
Net income available to common shareholders	$18,242	$1,407

Basic weighted average shares outstanding	108,988	108,255
Basic earnings per share attributable to TDS shareholders	$0.17	$0.01

Diluted weighted average shares outstanding	109,672	108,693
Diluted earnings per share attributable to TDS shareholders	$0.16	$0.01

Dividends per share to TDS shareholders	$0.1340	$0.1275

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Net income	$20,294	$6,989
Net change in accumulated other comprehensive income (loss)
Change in foreign currency translation adjustment	(4)	15
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(911)	(902)
Amortization of unrecognized net loss	322	602
	(589)	(300)
Change in deferred income taxes	224	114
Change related to retirement plan, net of tax	(365)	(186)
Net change in accumulated other comprehensive income (loss)	(369)	(171)
Comprehensive income	19,925	6,818
Less: Comprehensive income attributable to noncontrolling interest	2,040	5,570
Comprehensive income attributable to TDS shareholders	$17,885	$1,248

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$20,294	$6,989
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	224,919	242,077
Bad debts expense	21,559	17,874
Stock-based compensation expense	6,759	7,585
Deferred income taxes, net	(14,510)	3,009
Equity in earnings of unconsolidated entities	(37,327)	(27,089)
Distributions from unconsolidated entities	12,820	8,089
(Gain) loss on asset disposals, net	2,430	5,616
(Gain) loss on sale of business and other exit costs, net	(6,900)	6,931
(Gain) loss on license sales and exchanges	(91,446)	-
Noncash interest expense	506	497
Other operating activities	47	256
Changes in assets and liabilities from operations
Accounts receivable	92,949	34,038
Inventory	19,656	16,860
Accounts payable	(53,403)	(3,203)
Customer deposits and deferred revenues	(1,447)	7,904
Accrued taxes	(1,634)	5,309
Accrued interest	9,136	9,279
Other assets and liabilities	(99,471)	(95,669)
	104,937	246,352

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(150,890)	(176,318)
Cash paid for acquisitions and licenses	(8,254)	(14,150)
Cash received from divestitures	103,042	-
Cash received for investments	10,000	-
Other investing activities	1,623	6,364
	(44,479)	(184,104)

Cash flows from financing activities
Repayment of long-term debt	(392)	(328)
TDS Common Shares reissued for benefit plans, net of tax payments	(50)	140
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	316	123
Repurchase of TDS Common Shares	(3,342)	-
Repurchase of U.S. Cellular Common Shares	(2,000)	(18,425)
Dividends paid to TDS shareholders	(14,582)	(13,792)
Distributions to noncontrolling interests	(346)	(2,396)
Other financing activities	2,834	(1,351)
	(17,562)	(36,029)

Net increase in cash and cash equivalents	42,896	26,219

Cash and cash equivalents
Beginning of period	830,014	740,481
End of period	$872,910	$766,700

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	March 31, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$872,910	$830,014
Short-term investments	40,056	50,104
Accounts receivable
Due from customers and agents, less allowances of $56,112 and $63,690, respectively	424,451	551,611
Other, less allowances of $2,165 and $1,914, respectively	190,558	179,503
Inventory, net	224,904	244,560
Net deferred income tax asset	106,077	106,077
Prepaid expenses	89,344	87,920
Income taxes receivable	5,679	2,397
Other current assets	35,154	35,151
	1,989,133	2,087,337

Assets held for sale	-	16,027

Investments
Licenses	1,448,598	1,423,779
Goodwill	836,843	836,843
Franchise rights	123,668	123,668
Other intangible assets, net of accumulated amortization of $117,767 and $112,752, respectively	66,439	71,454
Investments in unconsolidated entities	326,279	301,772
Other investments	611	641
	2,802,438	2,758,157
Property, plant and equipment
In service and under construction	11,253,631	11,239,804
Less: Accumulated depreciation	7,474,498	7,361,660
	3,779,133	3,878,144

Other assets and deferred charges	178,599	164,482

Total assets	$8,749,303	$8,904,147

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	March 31, 2014	December 31, 2013
Current liabilities
Current portion of long-term debt	$1,415	$1,646
Accounts payable	414,015	496,069
Customer deposits and deferred revenues	287,999	289,445
Accrued interest	15,757	6,673
Accrued taxes	72,761	70,518
Accrued compensation	65,486	115,031
Other current liabilities	167,746	212,374
	1,025,179	1,191,756

Deferred liabilities and credits
Net deferred income tax liability	847,850	862,975
Other deferred liabilities and credits	477,305	458,709

Long-term debt	1,720,031	1,720,074

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	543	536

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 132,721 shares (7,176 Series A Common and 125,545 Common Shares) and 132,711 shares (7,166 Series A Common and 125,545 Common Shares), respectively
Outstanding 108,750 shares (7,176 Series A Common and 101,574 Common Shares) and 108,757 shares (7,166 Series A Common and 101,591 Common Shares), respectively
Par Value ($.01 per share) of $1,327 ($72 Series A Common and $1,255 Common Shares)	1,327	1,327
Capital in excess of par value	2,313,682	2,308,807
Treasury shares at cost:
23,971 and 23,954 Common Shares, respectively	(722,658)	(721,354)
Accumulated other comprehensive loss	(938)	(569)
Retained earnings	2,533,298	2,529,626
Total TDS shareholders' equity	4,124,711	4,117,837

Preferred shares	824	824
Noncontrolling interests	552,860	551,436

Total equity	4,678,395	4,670,097

Total liabilities and equity	$8,749,303	$8,904,147

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2013	$1,327	$2,308,807	$(721,354)	$(569)	$2,529,626	$4,117,837	$824	$551,436	$4,670,097
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	18,254	18,254	-	-	18,254
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	2,011	2,011
Change in foreign currency translation adjustment	-	-	-	(4)	-	(4)	-	-	(4)
Change related to retirement plan	-	-	-	(365)	-	(365)	-	-	(365)
TDS Common and Series A Common Share dividends	-	-	-	-	(14,570)	(14,570)	-	-	(14,570)
TDS Preferred dividend requirement	-	-	-	-	(12)	(12)	-	-	(12)
Repurchase of Common Shares	-	-	(3,843)	-	-	(3,843)	-	-	(3,843)
Dividend reinvestment plan	-	800	1,874	-	-	2,674	-	-	2,674
Incentive and compensation plans	-	(284)	665	-	-	381	-	-	381
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	2,780	-	-	-	2,780	-	(262)	2,518
Stock-based compensation awards	-	2,011	-	-	-	2,011	-	-	2,011
Tax windfall (shortfall) from stock awards	-	(432)	-	-	-	(432)	-	-	(432)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(325)	(325)
March 31, 2014	$1,327	$2,313,682	$(722,658)	$(938)	$2,533,298	$4,124,711	$824	$552,860	$4,678,395

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2012	$1,327	$2,304,122	$(750,099)	$(8,132)	$2,464,318	$4,011,536	$825	$643,966	$4,656,327
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	1,419	1,419	-	-	1,419
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	5,597	5,597
Change in foreign currency translation adjustment	-	-	-	15	-	15	-	-	15
Change related to retirement plan	-	-	-	(186)	-	(186)	-	-	(186)
TDS Common and Series A Common Share dividends	-	-	-	-	(13,780)	(13,780)	-	-	(13,780)
TDS Preferred dividend requirement	-	-	-	-	(12)	(12)	-	-	(12)
Dividend reinvestment plan	-	-	3	-	(2)	1	-	-	1
Incentive and compensation plans	-	534	2,265	-	(2,223)	576	-	-	576
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	6,561	-	-	-	6,561	-	(20,009)	(13,448)
Stock-based compensation awards	-	2,395	-	-	-	2,395	-	-	2,395
Tax windfall (shortfall) from stock awards	-	(532)	-	-	-	(532)	-	-	(532)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,396)	(2,396)
Adjust investment in subsidiaries for noncontrolling interest purchases	-	(10,295)	-	-	-	(10,295)	-	5,299	(4,996)
March 31, 2013	$1,327	$2,302,785	$(747,831)	$(8,303)	$2,449,720	$3,997,698	$825	$632,457	$4,630,980

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

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2013.

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 are U.S. Cellular, TDS Telecom’s Wireline, Cable and Hosted and Managed Services (“HMS”) operations, and the Non-Reportable Segment which includes TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc. (“Suttle-Straus”) and TDS’ wholly-owned wireless telephone subsidiary, Airadigm Communications, Inc. (“Airadigm”).  Periods presented for comparative purposes have been re-presented to conform to this segment presentation.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 11 — Business Segment Information for summary financial information on each business segment.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of March 31, 2014 and December 31, 2013, and the results of operations, changes in comprehensive income, cash flows and equity for the three months ended March 31, 2014 and 2013. These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

On April 10, 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the requirements and disclosures for reporting discontinued operations. TDS is required to adopt the provisions of ASU 2014-08 effective January 1, 2015, although early adoption is permitted. The adoption of ASU 2014-08 is not expected to have a significant impact on TDS’ financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2014 financial statement presentation.  These reclassifications did not affect consolidated net income attributable to TDS shareholders, cash flows, assets, liabilities or equity for the years presented.

In 2014, TDS began displaying separately Equipment and product sales and Cost of equipment and products.  As a result of recent HMS acquisitions, these amounts are now more significant to TDS and, accordingly, are shown as separate captions under Operating revenues and Operating expenses, respectively, on the Consolidated Statement of Operations.  Amounts in 2013 have been reclassified to conform to the 2014 presentation.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $31.0 million and $36.1 million for the three months ended March 31, 2014, and 2013, respectively.

2.   Fair Value Measurements

As of March 31, 2014 and December 31, 2013, TDS did not have any financial  or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	March 31, 2014		December 31, 2013
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$872,910	$872,910	$830,014	$830,014
Short-term investments
U.S. Treasury Notes	1	40,056	40,056	50,104	50,104
Long-term debt
Retail	1	1,178,250	1,170,617	1,178,250	1,048,010
Institutional and other	2	537,408	536,843	537,454	512,635

Short-term investments are designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular's 6.95% Senior Notes.  TDS’ institutional debt includes U.S. Cellular’s 6.7% Senior Notes which are traded over the counter. TDS estimated the fair value of its institutional and other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.00% to 6.91% at March 31, 2014.

3.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three months ended March 31, 2014 and 2013 was 36.5% and 37.4%, respectively.  The effective tax rate for the three months ended March 31, 2014 was lower than the rate for the three months ended March 31, 2013 primarily as a result of tax benefits from state law changes in 2014.

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended
	March 31,
	2014	2013
(Dollars and shares in thousands, except per share amounts)
Basic earnings per share attributable to TDS shareholders:
Net income available to common shareholders of TDS used in basic earnings per share	$18,242	$1,407
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(165)	(37)
Net income attributable to common shareholders of TDS used in diluted earnings per share	$18,077	$1,370

Weighted average number of shares used in basic earnings per share:
Common Shares	101,821	101,095
Series A Common Shares	7,167	7,160
Total	108,988	108,255

Effects of dilutive securities:
Stock options	303	112
Restricted stock units	381	326
Weighted average number of shares used in diluted earnings per share	109,672	108,693

Basic earnings per share attributable to TDS shareholders	$0.17	$0.01

Diluted earnings per share attributable to TDS shareholders	$0.16	$0.01

Certain Common Shares issuable upon the exercise of stock options, vesting of restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended
	March 31,
	2014	2013
(Shares in thousands)
Stock options	6,915	6,672

Preferred shares	57	61

On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares as of June 11, 2013.  Outstanding U.S. Cellular stock options and restricted stock unit awards were equitably adjusted for the special cash dividend.  The impact of such adjustments on the earnings per share calculation was reflected for all periods presented.

5.   Acquisitions, Divestitures and Exchanges

Divestiture Transaction

On November 6, 2012, U.S. Cellular entered into a Purchase and Sale Agreement with subsidiaries of Sprint Corp., fka Sprint Nextel Corporation (“Sprint”). Pursuant to the Purchase and Sale Agreement, on May 16, 2013, U.S. Cellular transferred customers and certain PCS license spectrum to Sprint in U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash. The Purchase and Sale Agreement also contemplated certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”

Pursuant to the Purchase and Sale Agreement, U.S. Cellular and Sprint also entered into certain other agreements, including customer and network transition services agreements, which require U.S. Cellular to provide customer, billing and network services to Sprint for a period of up to 24 months after the May 16, 2013 closing date. Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular’s estimated costs, including applicable overhead allocations. These services were substantially complete as of March 31, 2014.  In addition, these agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  It is estimated that up to $175 million of the Sprint Cost Reimbursement will be recorded in (Gain) loss on sale of business and other exit costs, net and up to $25 million of the Sprint Cost Reimbursement will be recorded in Cost of services in the Consolidated Statement of Operations.  For the three months ended March 31, 2014, $11.3 million of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures in the Consolidated Statement of Cash Flows.

Financial impacts of the Divestiture Transaction are classified in the Consolidated Statement of Operations within Operating income. The table below describes the amounts TDS has recognized and expects to recognize in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period.

(Dollars in thousands)	Expected Period of Recognition	Projected Range		Cumulative Amount Recognized as of March 31, 2014	Actual Amount Recognized Three Months Ended March 31, 2014	Actual Amount Recognized Three Months Ended March 31, 2013
(Gain) loss on sale of business and other exit costs, net
Proceeds from Sprint
Purchase price	2013	$(480,000)	$(480,000)	$(480,000)	$-	$-
Sprint Cost Reimbursement	2013-2015	(120,000)	(175,000)	(92,272)	(44,631)	-
Net assets transferred	2013	160,073	160,073	160,073	-	-
Non-cash charges for the write-off and write-down of property under construction and related assets	2012-2014	10,000	15,000	11,018	343	222
Employee related costs including severance, retention and outplacement	2012-2014	12,000	18,000	14,200	(62)	3,050
Contract termination costs	2012-2015	100,000	130,000	96,671	37,087	2,900
Transaction costs	2012-2014	5,000	7,000	5,774	209	918
Total (Gain) loss on sale of business and other exit costs, net		$(312,927)	$(324,927)	$(284,536)	$(7,054)	$7,090

Depreciation, amortization and accretion expense
Incremental depreciation, amortization and accretion, net of salvage values	2012-2014	210,000	220,000	211,656	13,085	38,046
(Increase) decrease in Operating income		$(102,927)	$(104,927)	$(72,880)	$6,031	$45,136

Incremental depreciation, amortization and accretion, net of salvage values represents amounts recorded in the specified time periods as a result of a change in estimate for the remaining useful life and salvage value of certain assets and a change in estimate which accelerated the settlement dates of certain asset retirement obligations in conjunction with the Divestiture Transaction.  Specifically, for the periods indicated, this is estimated depreciation, amortization and accretion recorded on assets and liabilities of the Divestiture Markets after the execution of the Purchase and Sale Agreement on November 6, 2012 less depreciation, amortization and accretion that would have been recorded on such assets and liabilities in the normal course, absent the Divestiture Transaction.

	As a result of the transaction, TDS recognized the following amounts in the Consolidated Balance Sheet:

		Three Months Ended March 31, 2014
(Dollars in thousands)	Balance December 31, 2013	Costs Incurred	Cash Settlements (1)	Adjustments (2)	Balance March 31, 2014
Accrued compensation
Employee related costs including severance, retention, outplacement	$2,053	$169	$(701)	$(231)	$1,290
Other current liabilities
Contract termination costs	$13,992	$12,673	$(5,950)	$792	$21,507
Other deferred liabilities and credits
Contract termination costs	$30,849	$24,073	$(1,924)	$(8,614)	$44,384

(1)

Cash settlement amounts are included in either the Net income or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

(2)	Adjustment to liability represents changes to previously accrued amounts.

Other Acquisitions, Divestitures and Exchanges

On March 5, 2014, U.S. Cellular sold the majority of its St. Louis area non-operating market license for $92.3 million.  A gain of $75.8 million was recorded in (Gain) loss on license sales and exchanges in the Consolidated Statement of Operations for the three months ended March 31, 2014.

On February 14, 2014, U.S. Cellular completed an exchange whereby U.S. Cellular received one E block PCS spectrum license covering Milwaukee, WI in exchange for one D block PCS spectrum license covering Milwaukee, WI.  The exchange of licenses provided U.S. Cellular with spectrum to meet anticipated future capacity and coverage requirements.  No cash, customers, network assets, other assets or liabilities were included in the exchange.  As a result of this transaction, TDS recognized a gain of $15.7 million, representing the difference between the $15.9 million fair value of the license surrendered, calculated using a market approach valuation method, and the $0.2 million carrying value of the license surrendered.  This gain was recorded in (Gain) loss on license sales and exchanges in the Consolidated Statement of Operations for the three months ended March 31, 2014.

6.   Intangible Assets

There were no significant changes to Goodwill, Franchise rights or Other intangible assets during the periods presented.

Licenses

	U.S. Cellular	Wireline	Non-Reportable Segment	Total
(Dollars in thousands)
Balance December 31, 2013	$1,405,759	$2,800	$15,220	$1,423,779
Acquisitions	9,100	-	-	9,100
Exchanges, net	15,719	-	-	15,719
Balance March 31, 2014	$1,430,578	$2,800	$15,220	$1,448,598

Balance December 31, 2012	$1,462,019	$2,800	$15,220	$1,480,039
Acquisitions	14,150	-	-	14,150
Balance March 31, 2013	$1,476,169	$2,800	$15,220	$1,494,189

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

	Three Months Ended March 31,
	2014	2013
(Dollars in thousands)
Revenues	$1,625,765	$1,475,620
Operating expenses	1,142,073	1,038,991
Operating income	483,692	436,629
Other income, net	1,835	510
Net income	$485,527	$437,139

NY1 & NY2 Deconsolidation

U.S. Cellular holds a 60.00% interest in St. Lawrence Seaway RSA Cellular Partnership (“NY1”) and a 57.14% interest in New York RSA 2 Cellular Partnership (“NY2”)  (together with NY1, the “Partnerships”). The remaining interests in the Partnerships are held by Cellco Partnership d/b/a Verizon Wireless (“Verizon Wireless”).  Prior to April 3, 2013, because U.S. Cellular owned a greater than 50% interest in each of these Partnerships and based on U.S. Cellular’s rights under the Partnership Agreements, TDS consolidated the financial results of these Partnerships in accordance with GAAP.

On April 3, 2013, U.S. Cellular entered into an agreement with Verizon Wireless relating to the Partnerships. The agreement amends the Partnership Agreements in several ways which provide Verizon Wireless with substantive participating rights that allow Verizon Wireless to make decisions that are in the ordinary course of business of the Partnerships and which are significant to directing and executing the activities of the business.  Accordingly, as required by GAAP, TDS deconsolidated the Partnerships effective as of April 3, 2013 and thereafter reported them as equity method investments in its consolidated financial statements (“NY1 & NY2 Deconsolidation”).  After the NY1 & NY2 Deconsolidation, TDS retained the same ownership percentages in the Partnerships and continues to report the same percentages of income from the Partnerships, which are recorded in Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations.

8.  Variable Interest Entities (VIEs)

TDS consolidates variable interest entities in which it has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb VIE losses and the right to receive benefits that are significant to the VIE.  TDS reviews these criteria initially at the time it enters into agreements and subsequently when reconsideration events occur.

Consolidated VIEs

As of March 31, 2014, TDS holds a variable interest in and consolidates the following VIEs under GAAP:

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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31, 2014	December 31, 2013
(Dollars in thousands)
Assets
Cash and cash equivalents	$2,325	$2,076
Other current assets	1,126	1,184
Licenses	310,475	310,475
Property, plant and equipment, net	16,940	18,600
Other assets and deferred charges	511	511
Total assets	$331,377	$332,846

Liabilities
Current liabilities	$135	$46
Deferred liabilities and credits	2,122	3,139
Total liabilities	$2,257	$3,185

Other Related Matters

Aquinas Wireless and King Street Wireless were formed to participate in Federal Communications Commission (“FCC”) auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2013.

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

There were no capital contributions or advances made to Aquinas Wireless or King Street Wireless or their general partners in the three months ended March 31, 2014 and 2013.

U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless. Aquinas Wireless is still in the process of developing long-term business plans.

9.  Noncontrolling Interests

The following schedule discloses the effects of Net income (loss) attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

	Three Months Ended
	March 31,
	2014	2013
(Dollars in thousands)
Net income attributable to TDS shareholders	$18,254	$1,419
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(1,010)	(1,012)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchase of U.S. Cellular shares	74	3,470
Net transfers (to) from noncontrolling interests	(936)	2,458
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$17,318	$3,877

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

The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests (“settlement value”), assuming an orderly liquidation of the finite-lived consolidated partnerships and LLCs on March 31, 2014, net of estimated liquidation costs, is $10.5 million.  This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet.  The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. TDS currently has no plans or intentions relating to the liquidation of any of the related partnerships or LLCs prior to their scheduled termination dates. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships and LLCs at March 31, 2014 was $7.2 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships and LLCs. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.

10.  Common Share Repurchases

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

Share repurchases made under these authorizations were as follows:

Three Months Ended March 31,	Number of Shares	Average Cost Per Share	Amount
(Dollar amounts and shares in thousands)
2014
TDS Common Shares	158	$24.34	$3,843
U.S. Cellular Common Shares	59	$39.13	$2,300

2013
TDS Common Shares	-	$-	$-
U.S. Cellular Common Shares	496	$37.16	$18,425

11.  Business Segment Information

U.S. Cellular and TDS Telecom are billed for all services they receive from TDS, consisting primarily of information processing, accounting and finance, and general management services.  Such billings are based on expenses specifically identified to U.S. Cellular and TDS Telecom and on allocations of common expenses. Management believes the method used to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular and TDS Telecom are reflected in the accompanying business segment information on a basis that is representative of what they would have been if U.S. Cellular and TDS Telecom operated on a stand-alone basis.

Financial data for TDS’ reportable segments for the three month periods ended, or as of March 31, 2014 and 2013, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom

Three Months Ended or as of March 31, 2014	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non-Reportable Segment	Corporate, Eliminations and Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues
Service	$853,613	$176,933	$22,503	$27,376	$(681)	$226,131	$4,513	$(4,015)	$1,080,242
Equipment and product sales	72,198	553	-	35,732	-	36,285	7,237	-	115,720
Total operating revenues	925,811	177,486	22,503	63,108	(681)	262,416	11,750	(4,015)	1,195,962
Cost of services (excluding Depreciation, amortization and accretion reported below)	180,607	64,400	10,955	16,946	(645)	91,656	4,250	(555)	275,958
Cost of equipment and products	270,474	483	-	30,467	-	30,950	5,223	-	306,647
Selling, general and administrative	395,564	46,520	6,378	14,835	(36)	67,697	3,746	(3,338)	463,669
Depreciation, amortization and accretion	167,753	42,736	4,361	6,678	-	53,775	1,802	1,589	224,919
(Gain) loss on asset disposals, net	1,934	245	65	34	-	344	143	9	2,430
(Gain) loss on sale of business and other exit costs, net	(6,900)	-	-	-	-	-	-	-	(6,900)
(Gain) loss on license sales and exchanges	(91,446)	-	-	-	-	-	-	-	(91,446)
Operating income	7,825	23,102	744	(5,852)	-	17,994	(3,414)	(1,720)	20,685
Equity in earnings of unconsolidated entities	37,075	-	-	-	-	-	-	252	37,327
Interest and dividend income	884	685	1	20	-	706	-	896	2,486
Interest expense	(14,862)	664	5	(421)	-	248	(1,069)	(13,024)	(28,707)
Other, net	86	(54)	-	134	-	80	(5)	(1)	160
Income before income taxes	31,008	24,397	750	(6,119)	-	19,028	(4,488)	(13,597)	31,951
Add back:
Depreciation, amortization and accretion	167,753	42,736	4,361	6,678	-	53,775	1,802	1,589	224,919
(Gain) loss on sale of business and other exit costs, net	(6,900)	-	-	-	-	-	-	-	(6,900)
(Gain) loss on license sales and exchanges	(91,446)	-	-	-	-	-	-	-	(91,446)
Interest expense	14,862	(664)	(5)	421	-	(248)	1,069	13,024	28,707
Adjusted income before income taxes	$115,277	$66,469	$5,106	$980	$-	$72,555	$(1,617)	$1,016	$187,231

Investments in unconsolidated entities	$289,842	$3,807	$-	$-	$-	$3,807	$-	$32,630	$326,279
Total assets	$6,338,334	$1,426,408	$280,891	$313,521	$-	$2,020,820	$54,796	$335,353	$8,749,303
Capital expenditures	$89,581	$22,898	$6,219	$2,751	$-	$31,868	$95	$1,054	$122,598

		TDS Telecom

Three Months Ended or as of March 31, 2013	U.S. Cellular	Wireline	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non-Reportable Segment	Corporate, Eliminations and Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues
Service	$996,349	$180,678	$22,000	$(78)	$202,600	$4,633	$(4,680)	$1,198,902
Equipment and product sales	85,397	897	13,564	-	14,461	9,813	-	109,671
Total operating revenues	1,081,746	181,575	35,564	(78)	217,061	14,446	(4,680)	1,308,573
Cost of services (excluding Depreciation, amortization and accretion reported below)	216,299	66,439	13,602	(78)	79,963	3,221	(356)	299,127
Cost of equipment and products	241,691	1,010	11,212	-	12,222	6,852	-	260,765
Selling, general and administrative	420,080	57,380	9,921	-	67,301	3,761	(4,239)	486,903
Depreciation, amortization and accretion	189,845	44,023	5,468	-	49,491	1,509	1,232	242,077
(Gain) loss on asset disposals, net	5,434	163	30	-	193	1	(12)	5,616
(Gain) loss on sale of business and other exit costs, net	6,931	-	-	-	-	-	-	6,931
Operating income	1,466	12,560	(4,669)	-	7,891	(898)	(1,305)	7,154
Equity in earnings of unconsolidated entities	26,835	7	-	-	7	-	247	27,089
Interest and dividend income	903	386	16	-	402	1	272	1,578
Interest expense	(10,910)	831	(405)	-	426	(982)	(13,032)	(24,498)
Other, net	(215)	(52)	(122)	-	(174)	237	(2)	(154)
Income before income taxes	18,079	13,732	(5,180)	-	8,552	(1,642)	(13,820)	11,169
Add back:
Depreciation, amortization and accretion	189,845	44,023	5,468	-	49,491	1,509	1,232	242,077
(Gain) loss on sale of business and other exit costs, net	6,931	-	-	-	-	-	-	6,931
Interest expense	10,910	(831)	405	-	(426)	982	13,032	24,498
Adjusted income before income taxes	$225,765	$56,924	$693	$-	$57,617	$849	$444	$284,675

Investments in unconsolidated entities	$165,529	$3,814	$-	$-	$3,814	$-	$31,828	$201,171
Total assets	$6,523,635	$1,484,891	$264,586	$-	$1,749,477	$61,178	$167,533	$8,501,823
Capital expenditures	$118,410	$27,866	$2,591	$-	$30,457	$285	$984	$150,136

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

12.  Supplemental Cash Flow Disclosures

Under the American Recovery and Reinvestment Act of 2009 (“the Recovery Act”), TDS Telecom was awarded $105.1 million in federal grants and will provide $30.9 million of its own funds to complete 44 projects to provide broadband access in unserved areas. TDS Telecom received $3.7 million and $19.9 million in grants during the three months ended March 31, 2014 and 2013, respectively. TDS Telecom has received cumulative grants of $67.3 million as of March 31, 2014. These funds reduced the carrying amount of the assets to which they relate. TDS Telecom had recorded $22.7 million and $23.6 million in grants receivable at March 31, 2014 and December 31, 2013, respectively.  These amounts were included as a component of Accounts receivable, Other, in the Consolidated Balance Sheet.

U.S. Cellular and several of its wholly-owned subsidiaries participated in FCC Auction 901 and were winning bidders in eligible areas within 10 states and will receive up to $40.1 million in one-time support from the Mobility Fund. These funds will reduce the carrying amount of the assets to which they relate or will offset operating expenses.  U.S. Cellular has received $13.4 million in support funds as of March 31, 2014, of which $9.4 million is included as a component of Other assets and deferred charges in the Consolidated Balance Sheet and $4.0 million reduced the carrying amount of the assets to which they relate, which are included in Property, plant and equipment in the Consolidated Balance Sheet.

13.  Subsequent Event

On May 1, 2014, TDS entered into an agreement to acquire substantially all of the assets of a group of companies operating as BendBroadband, headquartered in Bend, Oregon for $261 million in cash, subject to working capital and other adjustments.  BendBroadband is a full-service communications company, offering an extensive range of broadband, fiber connectivity, cable television and telephone services for commercial and residential customers in Central Oregon.  The agreement also includes a Tier III data center providing colocation and managed services and a cable advertising and broadcast business.  At December 31, 2013, BendBroadband passed approximately 79,000 homes and businesses, with approximately 36,000 video subscribers, 41,000 high-speed broadband subscribers and 22,000 digital voice subscribers.  BendBroadband generated annual revenues of $70 million in 2013.  The transaction is subject to governmental regulatory approvals, compliance with the Hart-Scott-Rodino Act and other conditions.  Subject to approvals, the transaction is expected to close in the third quarter of 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 4.7 million wireless customers and 1.1 million wireline and cable connections at March 31, 2014. TDS conducts substantially all of its wireless operations through its 84%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS provides wireline services, cable services and Hosted and Managed Services (“HMS”), through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

The following discussion and analysis should be read in conjunction with TDS’ interim consolidated financial statements and notes included in Item 1 above, and with the description of TDS’ business, its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2013.

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

The following provides historical and forward-looking information and analysis about TDS’ existing business segments.  In addition, TDS’ consolidated operations include corporate operations, corporate investments and the Non-Reportable Segment, which includes TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc. (“Suttle-Straus”) and TDS’ wholly-owned wireless telephone subsidiary, Airadigm Communications, Inc. (“Airadigm”), and may in the future include other possible activities or businesses that are not included within the operating results of U.S. Cellular or TDS Telecom.  Accordingly, the combined operating results do not currently represent, and in the future will not represent, the only components of the consolidated operating results of TDS, which will continue to reflect such other operations, investments, segments, activities or businesses.

U.S. Cellular

In its consolidated operating markets, U.S. Cellular serves approximately 4.7 million customers in 23 states. As of March 31, 2014, U.S. Cellular’s average penetration rate in its consolidated operating markets was 14.8%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

Financial and operating highlights in the three months ended March 31, 2014 included the following:

•         In March 2014, U.S. Cellular sold the majority of its St. Louis area non-operating market license for $92.3 million.  As a result of this sale, a gain of $75.8 million was recorded in (Gain) loss on license sales and exchanges in the Consolidated Statement of Operations.

•         In February 2014, U.S. Cellular completed a license exchange in Milwaukee.  As a result of this transaction, a gain of $15.7 million was recorded in (Gain) loss on license sales and exchanges in the Consolidated Statement of Operations.

•         Total consolidated customers were 4,684,000 at March 31, 2014, including 4,530,000 retail customers (97% of total).

The following operating information is presented for Core Markets.  As used here, Core Markets is defined as all consolidated markets in which U.S. Cellular currently conducts business and, therefore, excludes the Divestiture Markets and the NY1 & NY2 Partnerships.  Core Markets as defined also includes any other income or expenses due to U.S. Cellular’s direct or indirect ownership interests in other spectrum in the Divestiture Markets which was not included in the Divestiture Transaction and other retained assets from the Divestiture Markets.  See Note 5 — Acquisitions, Divestitures and Exchanges and Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

•         Retail customer net losses were 80,000 in 2014 compared to net losses of 2,000 in 2013. In the postpaid category, there were net losses of 93,000 in 2014, compared to net losses of 33,000 in 2013.  Postpaid defections increased due to billing system conversion issues and aggressive promotions by other carriers. Prepaid net additions were 13,000 in 2014 compared to net additions of 31,000 in 2013.  The decline resulted from lower net additions in the national retail channel.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of March 31, 2014. The postpaid churn rate was 2.3% in 2014 compared to 1.6% in 2013.  Billing system conversion issues and aggressive competitive offerings contributed to the increase in postpaid churn. The prepaid churn rate was 6.9% in 2014 compared to 5.6% in 2013.

•         Billed average revenue per user (“ARPU”) increased to $53.93 in 2014 from $50.93 in 2013 reflecting an increase in postpaid ARPU due to increases in smartphone adoption and corresponding revenues from data products and services. Service revenue ARPU increased to $60.19 in 2014 from $57.14 in 2013 due primarily to an increase in postpaid ARPU, offset by decreases in inbound roaming revenue and prepaid ARPU.

•         Postpaid customers on smartphone service plans increased to 53% as of March 31, 2014 compared to 43% as of March 31, 2013. In addition, smartphones represented 73% of all devices sold in 2014 compared to 62% in 2013.

The following financial information is presented for U.S. Cellular consolidated results:

•         Retail service revenues of $764.8 million decreased  $119.2 million, or 13%, in 2014 due to a decrease of 1,036,000 in the average number of customers  (including approximately 750,000 due to the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

•         Total additions to Property, plant and equipment were $89.6 million, including expenditures to deploy fourth generation Long-term Evolution (“4G LTE”) equipment, construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, and enhance billing and other customer management related systems and platforms. Total cell sites in service decreased 23% year-over-year to 6,165 primarily as a result of the NY1 & NY2 Deconsolidation and the deactivation of certain cell sites in the Divestiture Markets.

•         Operating income increased $6.4 million, to $7.8 million in 2014. Excluding the (gain) loss on license sales and exchanges, operating income decreased due to lower service revenues and higher equipment subsidies exceeding reductions in operating expenses.

U.S. Cellular anticipates that its future results may be affected by the following factors:

•         Effects of industry competition on service and equipment pricing;

•         U.S. Cellular completed the migration of its customers to a new Billing and Operational Support System (“B/OSS”) in the third quarter of 2013.  Intermittent system outages and delayed system response times negatively impacted customer service and sales operations at certain times.  System enhancements continue to be implemented to address these issues, and customer service and sales operations response times have improved.  However, any future operational problems associated with the new billing system could have adverse effects on U.S. Cellular’s business (in areas such as overall customer satisfaction, customer attrition, uncollectible accounts receivable, gross customer additions, or operating expenses). All of these factors could have a material adverse effect on U.S. Cellular’s results of operations or cash flows;

•         Impacts of selling Apple iPhone products;

•         Impacts of selling devices under retail installment contracts;

•         Relative ability to attract and retain customers in a competitive marketplace in a cost effective manner;

•         Expanded distribution of products and services in third-party national retailers;

•         Potential increases in prepaid customers, who generally generate lower ARPU and higher churn, as a percentage of U.S. Cellular’s customer base in response to changes in customer preferences and industry dynamics;

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

•         Rapid growth in the demand for new data devices and services which may result in increased cost of equipment sold and other operating expenses and the need for additional investment in network capacity and enhancements;

•         Further consolidation among carriers in the wireless industry, which could result in increased competition for customers and/or cause roaming revenues to decline;

•         Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission (“FCC”);

•         The ability to negotiate satisfactory 4G LTE data roaming agreements with other wireless operators.

See “Results of Operations—U.S. Cellular.”

TDS Telecom

The Wireline and Cable segments seek to be the preferred telecommunications solutions providers in their chosen markets serving both residential and commercial customers by developing and delivering high-quality products through a superior network that meet or exceed customers’ needs and to outperform the competition by maintaining superior customer service. TDS Telecom provides broadband, voice, and video services to residential customers through value-added bundling of products.  The commercial focus is to provide advanced IP-based voice and data services to small to medium sized businesses.  The HMS segment provides colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, sales and management of Information Technology (“IT”) infrastructure hardware solutions.

On October 4, 2013, TDS acquired 100% of the outstanding shares of MSN Communications, Inc. (“MSN”) for $43.6 million in cash.  The operations of MSN are included in the HMS segment.  On August 1, 2013, TDS Telecom acquired substantially all of the assets of Baja Broadband, LLC (“Baja”) for $264.1 million in cash.  The operations of Baja comprise the Cable segment. These acquisitions impact the comparability of TDS Telecom’s operating results.

On May 1, 2014, TDS entered into an agreement to acquire substantially all of the assets of a group of companies operating as BendBroadband, headquartered in Bend, Oregon for $261 million in cash, subject to working capital and other adjustments.  BendBroadband is a full-service communications company, offering an extensive range of broadband, fiber connectivity, cable television and telephone services for commercial and residential customers in Central Oregon.  The agreement also includes a Tier III data center providing colocation and managed services and a cable advertising and broadcast business.  At December 31, 2013, BendBroadband passed approximately 79,000 homes and businesses, with approximately 36,000 video subscribers, 41,000 high-speed broadband subscribers and 22,000 digital voice subscribers.  BendBroadband generated annual revenues of $70 million in 2013. The transaction is subject to governmental regulatory approvals, compliance with the Hart-Scott-Rodino Act and other conditions.  Subject to approvals, the transaction is expected to close in the third quarter of 2014.

TDS Telecom’s financial results for the three months ended March 31, 2014 included the following:

•         Operating revenues increased $45.4 million or 21% to $262.4 million in 2014. The increase was due primarily to $47.1 million from acquisitions of Baja and MSN, partially offset by a $4.1 million decrease in Wireline Wholesale revenues.

•         Operating expenses increased $35.3 million or 17% to $244.4 million in 2014 due primarily to $46.5 million from acquisitions, partially offset by a  $14.6 million decrease in Wireline expenses.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

•         Continued increases in competition from wireless and other wireline providers, cable providers, and technologies such as Voice over Internet Protocol (“VoIP”), DOCSIS 3.0 and fourth-generation (“4G”) mobile technology;

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

•         Continued growth in hosted and managed services which may result in the need for additional investment in data centers;

•         Continued focus on cost-reduction initiatives through product and service cost improvements and process efficiencies;

•         The Federal government’s disbursement of Broadband Stimulus Funds to bring broadband to rural customers;

•         The National Broadband Plan and other rulemaking by the FCC, including uncertainty related to future funding from the Universal Service Fund (“USF”), broadband requirements, intercarrier compensation and changes in access reform;

•         Impacts of the Baja and MSN transactions, including, but not limited to, the ability to successfully integrate and operate these businesses and the financial impacts of such transactions;

•         Impacts of the BendBroadband transaction, including, but not limited to, the ability to obtain regulatory approval, successfully complete the transaction, integrate and operate the businesses of BendBroadband, and the financial impacts of such transaction, including the effects on TDS’ capital resources and liquidity as a result of the use of $261 million in cash for the purchase price; and

•         Potential acquisitions or divestitures by TDS and/or TDS Telecom of wireline, cable, HMS or other businesses.

See “Results of Operations—TDS Telecom.”

Pro Forma Financial Information

Refer to TDS’ Form 8-K filed on May 3, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three months ended March 31, 2013, as if the transactions had occurred at the beginning of the period.

REGULATORY DEVELOPMENTS

FCC Interoperability Order

On October 25, 2013, the FCC adopted a Report and Order and Order of Proposed Modification confirming a voluntary industry agreement on interoperability in the Lower 700 MHz spectrum band.   The FCC's Report and Order laid out a roadmap for the voluntary commitments of AT&T and DISH Network Corporation ("DISH") to become fully binding. The FCC implemented the AT&T commitments in an Order adopted in the first quarter of 2014 that modified AT&T’s Lower 700 MHz licenses.  Pursuant to these commitments, AT&T will begin incorporating changes in its network and devices that will foster interoperability across all paired spectrum blocks in the Lower 700 MHz Band and support LTE roaming on AT&T networks for carriers with compatible Band 12 devices, consistent with the FCC’s rules on roaming.  AT&T will be implementing the foregoing changes in phases starting with network software enhancement taking place possibly through the third quarter of 2015 with the AT&T Band 12 device roll-out to follow.  In addition, the FCC has adopted changes in its technical rules for certain unpaired spectrum licensed to AT&T and DISH in the Lower 700 MHz band to enhance prospects for Lower 700 MHz interoperability.  AT&T’s network and devices currently interoperate across only two of the three paired blocks in the Lower 700 MHz band.   U.S. Cellular’s LTE deployment, carried out in conjunction with its partner, King Street Wireless, utilizes spectrum in all three of these blocks and, consequently, was not interoperable with the AT&T configuration.  U.S. Cellular believes that the FCC action will broaden the ecosystem of devices available to U.S. Cellular’s customers over time.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

RESULTS OF OPERATIONS — CONSOLIDATED
				Percentage
Three Months Ended March 31,	2014	2013	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$925,811	$1,081,746	$(155,935)	(14)%
TDS Telecom	262,416	217,061	45,355	21%
All other (1)	7,735	9,766	(2,031)	(21)%
Total operating revenues	1,195,962	1,308,573	(112,611)	(9)%
Operating expenses
U.S. Cellular	917,986	1,080,280	(162,294)	(15)%
TDS Telecom	244,422	209,170	35,252	17%
All other (1)	12,869	11,969	900	8%
Total operating expenses	1,175,277	1,301,419	(126,142)	(10)%
Operating income (loss)
U.S. Cellular	7,825	1,466	6,359	>100%
TDS Telecom	17,994	7,891	10,103	>100%
All other (1)	(5,134)	(2,203)	(2,931)	>(100)%
Total operating income	20,685	7,154	13,531	>100%
Other income and (expenses)
Equity in earnings of unconsolidated entities	37,327	27,089	10,238	38%
Interest and dividend income	2,486	1,578	908	58%
Interest expense	(28,707)	(24,498)	(4,209)	(17)%
Other, net	160	(154)	314	>100%
Total other income (expenses)	11,266	4,015	7,251	>100%

Income before income taxes	31,951	11,169	20,782	>100%
Income tax expense	11,657	4,180	7,477	>100%

Net income	20,294	6,989	13,305	>100%
Less: Net income attributable to noncontrolling interests, net of tax	2,040	5,570	(3,530)	(63)%
Net income attributable to TDS shareholders	18,254	1,419	16,835	>100%
Preferred dividend requirement	(12)	(12)	-	-
Net income available to common shareholders	$18,242	$1,407	$16,835	>100%

Basic earnings per share attributable to TDS shareholders	$0.17	$0.01	$0.16	>100%

Diluted earnings per share attributable to TDS shareholders	$0.16	$0.01	$0.15	>100%

(1)	Consists of Non-Reportable Segment, corporate operations and intercompany eliminations between U.S. Cellular, TDS Telecom, the Non-Reportable Segment and corporate operations.

Operating revenues and expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating revenues and expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $21.2 million and $20.6 million to Equity in earnings of unconsolidated entities in 2014 and 2013, respectively.

On April 3, 2013, TDS deconsolidated the NY1 & NY2 Partnerships and began reporting them as equity method investments in its consolidated financial statements as of that date.  See Note 7 — Investments in Unconsolidated Entities in Notes to Consolidated Financial Statements for additional information.  In 2014, TDS’ investment in the NY1 & NY2 Partnerships contributed $8.0 million.

Interest expense

The increase in interest expense was due primarily to a decrease in capitalized interest related to network and systems projects.  Interest cost capitalized was $1.8 million and $5.7 million for 2014 and 2013, respectively.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of the overall effective tax rate on Income before income taxes.

Net income (loss) attributable to noncontrolling interests, net of tax

Net income (loss) attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income (loss) and the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income (loss).

	Three Months Ended
	March 31,
	2014	2013
(Dollars in thousands)
Net income (loss) attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$3,084	$770
Noncontrolling shareholders’ or partners’ (1)	(1,044)	4,800
	$2,040	$5,570

(1)	The decrease from 2013 to 2014 is due primarily to the elimination of the noncontrolling interest as a result of the NY1 & NY2 Deconsolidation on April 3, 2013.

RESULTS OF OPERATIONS — U.S. CELLULAR

TDS provides wireless telephone service through U.S. Cellular, an 84%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Summary Operating Data for U.S. Cellular Consolidated Markets

Following is a table of summarized operating data for U.S. Cellular’s Consolidated Markets.  Consolidated Markets herein refers to markets which U.S. Cellular currently consolidates, or previously consolidated in the periods presented, and is not adjusted in prior periods for subsequent divestitures or deconsolidations.  Unless otherwise noted, figures reported in Results of Operations are representative of consolidated results.

As of or for Three Months Ended March 31,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,174,000	5,060,000
Gross additions	197,000	191,000
Net additions (losses)	(93,000)	(74,000)
ARPU(1)	$57.59	$54.85
Churn rate(2)	2.3%	1.7%
Smartphone penetration(3)(4)	53.1%	43.5%
Prepaid
Total at end of period	356,000	446,000
Gross additions	85,000	104,000
Net additions (losses)	13,000	23,000
ARPU(1)	$32.22	$33.31
Churn rate(2)	6.9%	6.2%
Total customers at end of period	4,684,000	5,736,000
Billed ARPU(1)	$53.93	$51.13
Service revenue ARPU(1)	$60.19	$57.63
Smartphones sold as a percent of total devices sold	73.0%	61.7%
Total Population
Consolidated markets(5)	54,817,000	93,943,000
Consolidated operating markets(5)	31,729,000	47,440,000
Market penetration at end of period
Consolidated markets(6)	8.5%	6.1%
Consolidated operating markets(6)	14.8%	12.1%
Capital expenditures (000s)	$89,581	$118,410
Total cell sites in service	6,165	8,027
Owned towers	4,448	4,411

Summary Operating Data for U.S. Cellular Core Markets

Following is a table of summarized operating data for U.S. Cellular's Core Markets.  For comparability, Core Markets as presented here excludes the results of the Divestiture Markets and NY1 and NY2 Partnerships as of or for the three months ended March 31, 2013.

As of or for Three Months Ended March 31,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,174,000	4,463,000
Gross additions	197,000	176,000
Net additions (losses)	(93,000)	(33,000)
ARPU(1)	$57.59	$54.21
Churn rate(2)	2.3%	1.6%
Smartphone penetration(3)(4)	53.1%	43.0%
Prepaid
Total at end of period	356,000	373,000
Gross additions	85,000	91,000
Net additions (losses)	13,000	31,000
ARPU(1)	$32.22	$32.92
Churn rate(2)	6.9%	5.6%
Total customers at end of period	4,684,000	5,005,000
Billed ARPU(1)	$53.93	$50.93
Service revenue ARPU(1)	$60.19	$57.14
Smartphones sold as a percent of total devices sold	73.0%	62.1%
Total Population
Consolidated markets(5)	54,817,000	84,025,000
Consolidated operating markets(5)	31,729,000	31,822,000
Market penetration at end of period
Consolidated markets(6)	8.5%	6.0%
Consolidated operating markets(6)	14.8%	15.7%
Capital expenditures (000s)	$89,581	$107,907
Total cell sites in service	6,165	6,113
Owned towers	3,883	3,846

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

(3)     Smartphones represent wireless devices which run on an Android, Apple, BlackBerry or Windows Mobile operating system, excluding tablets.

(4)     Smartphone penetration is calculated by dividing postpaid smartphone customers by total postpaid customers.

(5)     Used only to calculate market penetration of consolidated markets and consolidated operating markets, respectively. See footnote (6) below.

(6)     Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas.

Components of Operating Income

Three Months Ended March 31,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Retail service	$764,801	$883,991	$(119,190)	(13)%
Inbound roaming	50,126	65,874	(15,748)	(24)%
Other	38,686	46,484	(7,798)	(17)%
Service revenues	853,613	996,349	(142,736)	(14)%
Equipment sales	72,198	85,397	(13,199)	(15)%
Total operating revenues	925,811	1,081,746	(155,935)	(14)%

System operations (excluding Depreciation, amortization and accretion reported below)	180,607	216,299	(35,692)	(17)%
Cost of equipment sold	270,474	241,691	28,783	12%
Selling, general and administrative	395,564	420,080	(24,516)	(6)%
Depreciation, amortization and accretion	167,753	189,845	(22,092)	(12)%
(Gain) loss on asset disposals, net	1,934	5,434	(3,500)	(64)%
(Gain) loss on sale of business and other exit costs, net	(6,900)	6,931	(13,831)	>(100)%
(Gain) loss on license sales and exchanges	(91,446)	-	(91,446)	N/M
Total operating expenses	917,986	1,080,280	(162,294)	(15)%
Operating income	$7,825	$1,466	$6,359	>100%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming; and (iii) amounts received from the Federal Universal Service Fund (“USF”).

Retail service revenues

Retail service revenues decreased by $119.2 million, or 13%, in 2014 to $764.8 million due to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

Billed ARPU increased to $53.93 in 2014 from $51.13 in 2013. This overall increase is due primarily to an increase in postpaid ARPU to $57.59 in 2014 from $54.85 in 2013, reflecting increases in smartphone adoption and corresponding revenues from data products and services.

U.S. Cellular expects continued pressure on revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings offset to some degree by continued adoption of smartphones and data usage.  In addition, beginning in the second quarter of 2014, U.S. Cellular expanded its offerings involving equipment installment contracts.  To the extent customers adopt these plans, U.S. Cellular expects it to reduce retail service revenue and ARPU and increase equipment revenue.

Inbound roaming revenues

Inbound roaming revenues decreased by $15.7 million, or 24%, in 2014 to $50.1 million. The decrease was due primarily to the impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation.

Other revenues

Other revenues decreased by $7.8 million, or 17%, in 2014 compared to 2013, due primarily to decreases in eligible telecommunications carriers (“ETC”) support.

Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s current ETC support is being phased down at the rate of 20% per year beginning July 1, 2012.  If the Phase II Mobility Fund is not operational by July 2014, the phase down will halt at that time and U.S. Cellular will continue to receive 60% of its baseline support until the Phase II Mobility Fund is operational.  At this time,

U.S. Cellular cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices and related accessories to both new and existing customers, as well as revenues from sales of devices and accessories to agents. All Equipment sales revenues are recorded net of rebates.

U.S. Cellular offers a competitive line of quality wireless devices to both new and existing customers. U.S. Cellular's customer acquisition and retention efforts include offering new wireless devices to customers at discounted prices; in addition, customers on currently offered rate plans receive loyalty reward points that may be used to purchase a new wireless device or accelerate the timing of a customer's eligibility for a wireless device upgrade at promotional pricing. Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings involving equipment installment contracts.  To the extent customers adopt these plans, U.S. Cellular expects it to reduce retail service revenue and ARPU and increase equipment revenue.  U.S. Cellular also continues to sell wireless devices to agents including national retailers; this practice enables U.S. Cellular to provide better control over the quality of wireless devices sold to its customers, establish roaming preferences and earn quantity discounts from wireless device manufacturers which are passed along to agents and other retailers.

Equipment sales revenues decreased $13.2 million, or 15%, in 2014 to $72.2 million.  The decrease was due primarily to the effects of the Divestiture Transaction and the NY1 & NY2 Deconsolidation and fewer device sales in the Core Markets, primarily feature phones.  The decrease also reflected a reduction in average revenue per device sold due to industry price competition.

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

System operations expenses decreased $35.7 million, or 17%, to $180.6 million.  Key components of the net changes in System operations expense were as follows:

•         Customer usage expenses decreased by $17.7 million, or 25%, driven by impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation and decreases in certain data costs due to 4G LTE migration and lower fees for platform and content providers.

•         Maintenance, utility and cell site expenses decreased $12.2 million, or 12%, driven primarily by impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation and lower headcount.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $5.9 million, or 13%, due primarily to the Divestiture Transaction and NY1 & NY2 Deconsolidation.  Such expenses also decreased in the Core Markets due to lower voice volume, offset by an increase in data roaming usage.

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

Cost of equipment sold

Cost of equipment sold increased by $28.8 million, or 12%, in 2014 to $270.5 million. The increase was driven by a 37% increase in the average cost per device sold, which more than offset the impact of selling fewer devices. Average cost per device sold increased due to general customer preference for higher-priced 4G LTE smartphones. Smartphones sold as a percentage of total devices sold were 73.0% and 61.7% in 2014 and 2013, respectively.  The total number of devices sold decreased by 16%, primarily due to the Divestiture Transaction.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $198.3 million and $156.3 million for 2014 and 2013, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers under the standard contract/subsidy model the industry has operated with for many years.  However, U.S. Cellular is beginning to offer new equipment pricing constructs such as installment plans which U.S. Cellular expects will mitigate loss on equipment to some degree.

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

Key components of the $24.5 million, or 6%, decrease to $395.6 million were as follows:

•         Selling and marketing expense decreased by $5.5 million, or 3%, due primarily to the Divestiture Transaction and NY1 & NY2 Deconsolidation, offset by increases in commissions and advertising expenses.

•         General and administrative expense decreased by $19.0 million, or 8%, due primarily to the Divestiture Transaction and NY1 & NY2 Deconsolidation, offset by an increase in bad debts expense.

Depreciation, amortization and accretion

Depreciation, amortization and accretion decreased $22.1 million, or 12%, in 2014 to $167.8 million due primarily to the higher amount of accelerated depreciation, amortization and accretion in the Divestiture Markets that occurred in 2013.  The impact of the acceleration was $13.1 million in 2014 compared to $38.1 million in 2013. The accelerated depreciation, amortization and accretion in the Divestiture Markets was completed in the first quarter of 2014.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2014 and 2013 due primarily to the write-off and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2014 and the net loss in 2013 resulted from the Divestiture Transaction.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges

The net gain in 2014 resulted from the sale of the St. Louis area non-operating market license and the license exchange in Milwaukee.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom provides broadband, video and voice telecommunications services and hosted and managed services in three reportable segments: Wireline, Cable and HMS.  TDS Telecom’s Wireline and Cable operations served 1,112,800 customer connections at March 31, 2014. TDS Telecom also provides hosted and managed services (“HMS”) under the OneNeck IT Solutions (“OneNeck”) brand, which provides colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, sales and management of Information Technology (“IT”) infrastructure hardware solutions.

On August 1, 2013, TDS Telecom acquired substantially all of the assets of Baja.  The operations of Baja are included in the Cable segment since the date of acquisition.  On October 4, 2013, TDS acquired 100% of the outstanding shares of MSN.  The operations of MSN are included in the HMS segment since the date of acquisition.  These acquisitions impact the comparability of TDS Telecom’s operating results.

The following table summarizes customer connections for TDS Telecom’s Wireline and Cable operations:

As of March 31,		2014	2013	Change
Wireline
	Residential connections
	Voice (1)	348,700	368,600	(19,900)
	Broadband (2)	229,000	229,500	(500)
	IPTV (3)	15,900	9,000	6,900
	Wireline residential connections	593,600	607,100	(13,500)

	Commercial connections
	Voice (1)	212,200	235,700	(23,500)
	Broadband (2)	26,600	28,800	(2,200)
	managedIP (4)	131,000	103,400	27,600
	Wireline commercial connections	369,800	367,900	1,900

	Total Wireline connections	963,400	975,000	(11,600)

	Total residential revenue per connection (5)	$40.79	$39.99	$0.80

Cable				`
	Cable connections
	Video (6)	68,700
	Broadband (7)	63,000
	Voice (7)	17,700
	Cable connections	149,400

	Total residential revenue per connection (5)	$57.37

(1)	The individual circuit connecting customers to TDS Telecom’s central office facilities.

(2)	The number of customers provided high-capacity data circuits via various technologies, including DSL and dedicated internet circuit technologies.

(3)	The number of customers provided video services using IP networking technology.

(4)	The number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.

(5)	Total residential revenue divided by the average number of total residential connections.

(6)

Generally, a home or business receiving video programming counts as one video connection.  In counting bulk residential or commercial connections, such as an apartment building or a hotel, connections are counted based on the number of units/rooms within the building receiving service.

(7)	Broadband and voice connections reflect billable number of lines into a building for high speed data and voice services, respectively.

TDS Telecom

Components of Operating Income

				Percentage
Three Months Ended March 31,	2014	2013	Change	Change
(Dollars in thousands)
Operating revenues
Wireline	$177,486	$181,575	$(4,089)	(2)%
Cable	22,503	-	22,503	N/M
HMS	63,108	35,564	27,544	77%
Intra-company elimination	(681)	(78)	(603)	>(100)%
TDS Telecom operating revenues	262,416	217,061	45,355	21%

Operating expenses
Wireline	154,384	169,015	(14,631)	(9)%
Cable	21,759	-	21,759	N/M
HMS	68,960	40,233	28,727	71%
Intra-company elimination	(681)	(78)	(603)	>(100)%
TDS Telecom operating expenses	244,422	209,170	35,252	17%

TDS Telecom operating income	$17,994	$7,891	$10,103	>100%

N/M - Not meaningful

Wireline Operations

Components of Operating Income
				Percentage
Three Months Ended March 31,	2014	2013	Change	Change
(Dollars in thousands)
Service revenues
Residential	$72,505	$73,004	$(499)	(1)%
Commercial	57,980	57,125	855	1%
Wholesale	46,448	50,549	(4,101)	(8)%
Total service revenues	176,933	180,678	(3,745)	(2)%
Equipment sales	553	897	(344)	(38)%
Total operating revenues	177,486	181,575	(4,089)	(2)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	64,400	66,439	(2,039)	(3)%
Cost of equipment sold	483	1,010	(527)	(52)%
Selling, general and administrative	46,520	57,380	(10,860)	(19)%
Depreciation, amortization and accretion	42,736	44,023	(1,287)	(3)%
(Gain) loss on asset disposals, net	245	163	82	50%
Total operating expenses	154,384	169,015	(14,631)	(9)%
Total operating income	$23,102	$12,560	$10,542	84%

Operating Revenues

Residential revenues consist of voice, data and video services to TDS Telecom’s Wireline residential customer base.

Residential revenues decreased $0.5 million or 1% to $72.5 million in 2014.  Legacy voice connections declined by 6% decreasing revenues by $2.2 million, while IPTV connections grew 76% increasing revenues $1.2 million.  A 2% increase in average revenue per residential connection driven by growth in customers selecting higher tier IPTV packages and the growth of customers opting for faster broadband speeds increased revenues $1.0 million.

Commercial revenues consist of data and voice services and sales and installation of IP-based telecommunication systems to TDS Telecom’s Wireline commercial customer base.

Commercial revenues increased $0.9 million or 1% to $58.0 million in 2014.  A 1% increase in average revenue per commercial connection, primarily driven by higher managedIP rates, increased revenues $0.7 million. TDS managedIP connections grew 28% as customers converted from legacy voice and data products.

Wholesale revenues represent compensation from other carriers for utilizing TDS Telecom’s network infrastructure and regulatory recoveries.

Wholesale revenues decreased $4.1 million or 8% to $46.4 million.  Revenues received through inter-state and intra-state regulatory recovery mechanisms decreased $2.0 million.  Wholesale revenues declined $0.8 million due to a 12% reduction in intra-state minutes-of-use.  Revenues received for Network access also decreased $0.6 million in 2014 as a result of changes in support mechanisms and in intercarrier compensation resulting from the Reform Order released by the FCC in November 2011.

Operating Expenses

Cost of services (excluding Depreciation, amortization and accretion)

Cost of services decreased $2.0 million or 3% to $64.4 million in 2014. Employee expenses decreased by $1.9 million while reductions in costs of providing long distance services and promotional giveaways reduced expense $1.4 million.  Charges related to the growth in IPTV increased cost of services $0.9 million.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $10.9 million or 19% to $46.5 million in 2014 due primarily to decreases in employee expenses of $5.9 million and consulting and IT maintenance charges of $2.3 million.

Depreciation, amortization and accretion

Depreciation, amortization and accretion expense decreased $1.3 million or 3% to $42.7 million in 2014 primarily due to depreciation being fully recognized on some assets.

Cable Operations

Components of Operating Income

Three Months Ended March 31,	2014
(Dollars in thousands)
Service revenues
Residential	$18,253
Commercial	4,250
Total operating revenues	22,503

Cost of services (excluding Depreciation, amortization and accretion reported below)	10,955
Selling, general and administrative	6,378
Depreciation, amortization and accretion	4,361
(Gain) loss on asset disposals, net	65
Total operating expenses	21,759
Total operating income (loss)	$744

Operating Revenues

Residential revenues consist of video, broadband and voice services to TDS Telecom’s Cable residential customer base.

Cable had 106,500 residential customer connections which generated revenues of $18.3 million in the quarter.

Commercial revenues consist of video, broadband and voice services to TDS Telecom’s Cable commercial customer base.

Cable had 42,900 commercial customer connections which generated Commercial revenues of $4.3 million in 2014.

Operating Expenses

Cost of services (excluding  Depreciation, amortization and accretion)

Cost of services (excluding Depreciation, amortization and accretion) of $11.0 million were incurred in 2014 for programming costs and expenses related to the delivery and support of services.

Selling, general and administrative expenses

Selling, general and administrative expenses of $6.4 million were incurred primarily for product management and marketing of services in 2014.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense was $4.4 million.  Amortization of the acquired customer list and trade name contributed $1.4 million to the expense in 2014.

HMS Operations

Components of Operating Income (Loss)
				Percentage
Three Months Ended March 31,	2014	2013	Change	Change
(Dollars in thousands)
Service revenues	$27,376	$22,000	$5,376	24%
Equipment sales	35,732	13,564	22,168	>100%
Total operating revenues	63,108	35,564	27,544	77%

Cost of services (excluding Depreciation, amortization and accretion reported below)	16,946	13,602	3,344	25%
Cost of equipment sold	30,467	11,212	19,255	>100%
Selling, general and administrative	14,835	9,921	4,914	50%
Depreciation, amortization and accretion	6,678	5,468	1,210	22%
(Gain) loss on asset disposals, net	34	30	4	13%
Total operating expenses	68,960	40,233	28,727	71%
Total operating income (loss)	$(5,852)	$(4,669)	$(1,183)	(25)%

Operating Revenues

Service revenues consist primarily of colocation, cloud computing and hosted managed services, application management, and installation and management of IT infrastructure hardware solutions.

Service revenues increased $5.4 million or 24% to $27.4 million in 2014. The acquisition of MSN in October of 2013 contributed $3.6 million of this increase with the remaining increase primarily due to growth in colocation, dedicated hosting, hosted application management and cloud computing services of $1.6 million or 9%.

Equipment sales revenues include revenues from sales of IT infrastructure hardware solutions.

Equipment sales revenues increased $22.2 million to $35.7 million in 2014.  The acquisition of MSN contributed $21.0 million of this increase.

Operating Expenses

Cost of services (excluding Depreciation, amortization and accretion)

Cost of services increased $3.3 million to $16.9 million in 2014 due primarily to $2.8 million from the acquisition of MSN.

Cost of equipment sold

Cost of equipment sold increased $19.3 million to $30.5 million in 2014.  The acquisition of MSN contributed $17.8 million of this increase.

Selling, general and administrative expense

Selling, general and administrative expense increased $4.9 million to $14.8 million in 2014 due primarily to $3.4 million from the acquisition of MSN.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.2 million to $6.7 million due to $0.6 million of customer list amortization from the MSN acquisition and depreciation on capital additions.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are not expected to have a significant effect on TDS’ financial condition or results of operations.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional information.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS' cash flow activities for the three months ended March 31, 2014 and 2013.

	2014	2013
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$104,937	$246,352
Investing activities	(44,479)	(184,104)
Financing activities	(17,562)	(36,029)
Net increase in cash and cash equivalents	$42,896	$26,219

Cash Flows from Operating Activities

Cash flows from operating activities were $104.9 million in 2014 and $246.4 million in 2013, including net income tax payments of $25.9 million and $1.0 million, respectively.  This decrease was due primarily to lower earnings excluding gains recognized on sale of business and license sales and exchanges.  Also contributing to this decrease were changes in Accounts payable balances driven primarily by payment timing differences related to operating expenses and device purchases.  The above decreases in Cash flows from operating activities were partially offset by changes in Accounts receivable balances as the high receivables at December 31, 2013 resulting from the conversion to a new U.S. Cellular billing system have begun to decline towards more normal levels.

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

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $122.6 million in 2014 and $150.1 million in 2013. Cash used for additions to property, plant and equipment is reported in the Consolidated Statement of Cash Flows and excludes amounts accrued in Accounts receivable and Accounts payable for capital expenditures at March 31, 2014 and includes amounts received and/or paid in the current period that were accrued at December 31, 2013.  Cash used for additions to property, plant and equipment totaled $150.9 million in 2014 and $176.3 million in 2013. See “Capital Expenditures” in Liquidity and Capital Resources below for additional information on capital expenditures.

Cash payments for acquisitions of U.S. Cellular licenses were $9.1 million and $14.2 million in 2014 and 2013, respectively.

Cash received from divestitures in 2014 was as follows. No cash was received from divestitures in 2013.

Cash Received from Divestitures	2014
(Dollars in thousands)
U.S. Cellular licenses	$91,789
U.S. Cellular businesses	11,253
Total	$103,042

See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these divestitures.

In 2014, TDS realized proceeds of $10.0 million related to the maturities of certain of its investments in U.S. Treasury Notes.

Cash Flows from Financing Activities

Cash flows from financing activities include proceeds from and repayments of short-term and long-term debt, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.

In 2014, TDS repurchased Common Shares for $3.3 million.  TDS did not repurchase any Common Shares in 2013. Payments for repurchases of U.S. Cellular Common Shares required $2.0 million and $18.4 million in 2014 and 2013, respectively. See Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Free Cash Flow

The following table presents Free cash flow. Free cash flow is defined as Cash flows from operating activities less Cash used for additions to property, plant and equipment. Free cash flow is a non-GAAP financial measure which TDS believes may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations, after Cash used for additions to property, plant and equipment.

Three Months Ended March 31,	2014	2013
(Dollars in thousands)
Cash flows from operating activities	$104,937	$246,352
Cash used for additions to property, plant and equipment	(150,890)	(176,318)
Free cash flow	$(45,953)	$70,034

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

TDS believes that existing cash and investment balances, funds available under its revolving credit facilities and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for TDS to meet its normal financing needs for the foreseeable future. In addition, TDS and its subsidiaries may access public and private capital markets to help meet their financing needs.

TDS cannot provide assurances that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur. Economic conditions, changes in financial markets, TDS financial performance and/or prospects or other factors could restrict TDS’ liquidity and availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its capital expenditure, acquisition or share repurchase programs. Such reductions could have a material adverse effect on TDS’ business, financial condition or results of operations.

The following table summarizes TDS’ and U.S. Cellular’s cash and investments as of March 31, 2014.

(Dollars in thousands)	TDS	U.S. Cellular (1)
Cash and cash equivalents	$872,910	$398,541
Short-term investments	$40,056	$40,056

(1)	Also included as a component of the TDS column.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At March 31, 2014, the majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term Investments

Short-term investments consist of U.S. Treasury Notes which are designated as held-to-maturity investments and are recorded at amortized cost in the Consolidated Balance Sheet.  For these investments, TDS’ objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the near term, while maintaining a low level of investment risk.  See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information on Short-term investments.

Revolving Credit Facilities

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes.

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At March 31, 2014, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

In April 2014, two of the nationally recognized credit rating agencies downgraded the TDS and U.S. Cellular corporate and senior debt credit ratings.  After these downgrades, two of the nationally recognized credit rating agencies rated TDS and U.S. Cellular at investment grade.  One of the nationally recognized credit rating agencies rated TDS and U.S. Cellular at sub-investment grade.

TDS’ and U.S. Cellular’s interest cost on their revolving credit facilities may be subject to increase if their current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised.  The April 2014 downgrades will not affect the interest cost on the revolving credit facility.  The credit facilities would not cease to be available nor would the maturity date accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating.  However, a further downgrade in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew the credit facilities or obtain access to other credit facilities in the future.

The following table summarizes the terms of such revolving credit facilities as of March 31, 2014:

(Dollars in millions)	TDS	U.S. Cellular
Maximum borrowing capacity	$400.0	$300.0
Letters of credit outstanding	$0.3	$17.6
Amount borrowed	$-	$-
Amount available for use	$399.7	$282.4
Agreement date	December 2010	December 2010
Maturity date	December 2017	December 2017

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe that they were in compliance as of March 31, 2014 with all of the financial covenants and requirements set forth in their revolving credit facilities.  TDS also has certain other non-material credit facilities from time to time.

Long-Term Financing

There were no material changes to Long-Term Financing as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2013.

TDS and its subsidiaries’ long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes that it and its subsidiaries were in compliance as of March 31, 2014 with all financial covenants and other requirements set forth in its long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2014 and the next four years represent less than 1% of the total long-term debt obligation at March 31, 2014.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2013 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2014 are expected to be approximately $640 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance network coverage in its service areas, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;

•         Continue to deploy 4G LTE technology in certain markets;

•         Expand and enhance the retail store network; and

•         Develop and enhance office systems.

TDS Telecom’s capital expenditures for 2014 are expected to be approximately $200 million.  These expenditures are expected to be for the following general purposes:

•        Maintain and enhance existing infrastructure at Wireline, HMS and Cable;

•        Fiber expansion in Wireline markets to support IPTV and super high speed data;

•        Success-based spending to sustain managedIP, IPTV, HMS and Cable growth; and

•        Expansion of HMS data center facilities.

TDS plans to finance its capital expenditures program for 2014 using primarily Cash flows from operating activities and, as necessary, existing cash balances and short-term investments.

Acquisitions, Divestitures and Exchanges

TDS assesses its business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment.  As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications, cable, HMS or other possible businesses.  In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.  As a result, TDS may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, properties, wireless spectrum and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to significant transactions.

Variable Interest Entities

TDS consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 8 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

Common Share Repurchase Programs

In the past year, TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Common Shares, in each case subject to any available repurchase program.  For additional information related to the current TDS and U.S. Cellular repurchase authorizations and repurchases made during 2014 and 2013, see Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2013 and March 31, 2014 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2013.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2013.  There were no material changes to TDS’ application of critical accounting policies and estimates during the three months ended March 31, 2014.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2013.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2013, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business.

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

•         A failure by TDS’ service offerings to meet customer expectations, including any continuing issues relating to the conversion to the new Billing and Operational Support System ("B/OSS") in the third quarter of 2013, could limit TDS’ ability to attract and retain customers and could have an adverse effect on TDS’ business, financial condition or results of operations.

•         TDS’ system infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in lost customers and revenues.

•         Changes in roaming practices or other factors could cause TDS’ roaming revenues to decline from current levels and/or impact TDS’ ability to service its customers in geographic areas where TDS does not have its own network, which would have an adverse effect on TDS’ business, financial condition or results of operations.

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

•         TDS’ lower scale relative to larger competitors could adversely affect its business, financial condition or results of operations.

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

•         Performance under device purchase agreements could have a material adverse impact on TDS' business, financial condition or results of operations.

•         Changes in TDS’ enterprise value, changes in the market supply or demand for wireless licenses, wireline or cable markets or IT service providers, adverse developments in the businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of its licenses, goodwill, franchise rights and/or physical assets.

•         Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or licenses and/or expansion of TDS’ businesses could have an adverse effect on TDS’ business, financial condition or results of operations.

•         A significant portion of TDS’ wireless revenues is derived from customers who buy services through independent agents who market TDS’ services on a commission basis and third-party national retailers. If TDS’ relationships with these agents or third-party national retailers are seriously harmed, its business, financial condition or results of operations could be adversely affected.

•         TDS’ investments in unproven technologies may not produce the benefits that TDS expects.

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

•         Uncertainty of TDS’ ability to access capital, deterioration in the capital markets, other changes in market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development or acquisition programs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2013 for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.  There have been no material changes to such information since December 31, 2013.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of March 31, 2014.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of March 31, 2014, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting are updated as necessary to accommodate modifications to our business processes and accounting procedures.  There have been no changes in TDS’ internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2013.  There have been no material changes to such information since December 31, 2013.

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2013, may not be the only risks that could affect TDS.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.  Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2013.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2014	-	$-	-	$240,307,656
February 1 – 28, 2014	-	-	-	240,307,656
March 1 – 31, 2014	157,891	24.34	157,891	236,464,320
Total for or as of the end of the quarter ended March 31, 2014	157,891	$24.34	157,891	$236,464,320

The following is additional information with respect to the Common Share authorization:

i.         The date the program was announced was August 2, 2013 by Form 8-K.

ii.        The amount approved was up to $250 million in aggregate purchase price of TDS Common Shares.

iii.      The program does not have an expiration date.

iv.      The authorization did not expire during the first quarter of 2014.

v.       TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2014.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the first quarter of 2014 and had no borrowings outstanding under their revolving credit facilities as of March 31, 2014.

A description of TDS’ revolving credit facility is included under Item 1.01 in TDS’ Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010 and is incorporated by reference herein.

Item 6.  Exhibits.

Exhibit 10.1 — Form of U.S. Cellular Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Kenneth R. Meyers, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Exhibit 10.2 — Form of U.S. Cellular’s Long-Term Incentive Plan Stock Option Award Agreement for Kenneth R. Meyers, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Exhibit 10.3 — Amendment Number One to TDS’ 2011 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to the TDS Notice of Annual Meeting of Shareholders and Proxy Statement dated April 18, 2014.

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

Exhibit 101.PRE — XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL — XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2013.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2013 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 2, 2014	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	May 2, 2014	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Controller (principal financial officer and principal accounting officer)