Form 10-Q
period 2014-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2014-08-01
CIK 1051512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	 Non-accelerated filer		Smaller reporting company	

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at June 30, 2014
Common Shares, $0.01 par value			101,032,392 Shares
Series A Common Shares, $0.01 par value			7,185,356 Shares

Part I. Financial Information
Item 1. Financial Statements

Telephone and Data Systems, Inc. Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2014	2013	2014	2013
Operating revenues
Service	$1,072,179	$1,115,661	$2,152,421	$2,314,563
Equipment and product sales	164,213	112,505	279,933	222,176
Total operating revenues	1,236,392	1,228,166	2,432,354	2,536,739

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	286,488	275,837	562,446	574,964
Cost of equipment and products	313,011	239,894	619,658	500,659
Selling, general and administrative	470,902	470,720	934,571	957,623
Depreciation, amortization and accretion	204,567	254,203	429,486	496,280
(Gain) loss on asset disposals, net	7,903	8,319	10,333	13,935
(Gain) loss on sale of business and other exit costs, net	2,611	(303,034)	(4,289)	(296,103)
(Gain) loss on license sales and exchanges	-	-	(91,446)	-
Total operating expenses	1,285,482	945,939	2,460,759	2,247,358

Operating income (loss)	(49,090)	282,227	(28,405)	289,381

Investment and other income (expense)
Equity in earnings of unconsolidated entities	34,790	35,605	72,117	62,694
Interest and dividend income	2,751	2,600	5,237	4,178
Gain (loss) on investments	-	14,518	-	14,518
Interest expense	(27,898)	(23,749)	(56,605)	(48,247)
Other, net	50	(197)	210	(351)
Total investment and other income	9,693	28,777	20,959	32,792

Income (loss) before income taxes	(39,397)	311,004	(7,446)	322,173
Income tax expense (benefit)	(13,671)	132,607	(2,014)	136,787
Net income (loss)	(25,726)	178,397	(5,432)	185,386
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(3,688)	22,320	(1,648)	27,890
Net income (loss) attributable to TDS shareholders	(22,038)	156,077	(3,784)	157,496
TDS Preferred dividend requirement	(12)	(12)	(25)	(25)
Net income (loss) available to common shareholders	$(22,050)	$156,065	$(3,809)	$157,471

Basic weighted average shares outstanding	108,719	108,385	108,853	108,320
Basic earnings (loss) per share attributable to TDS shareholders	$(0.20)	$1.44	$(0.04)	$1.45

Diluted weighted average shares outstanding	108,719	108,913	108,853	108,827
Diluted earnings (loss) per share attributable to TDS shareholders	$(0.20)	$1.42	$(0.04)	$1.44

Dividends per share to TDS shareholders	$0.1340	$0.1275	$0.2680	$0.2550

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income (loss)	$(25,726)	$178,397	$(5,432)	$185,386
Net change in accumulated other comprehensive income (loss)
Change in net unrealized gain (loss) on equity investments	341	51	341	51
Change in foreign currency translation adjustment	(17)	-	(21)	15
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(911)	(902)	(1,822)	(1,804)
Amortization of unrecognized net loss	322	602	644	1,204
	(589)	(300)	(1,178)	(600)
Change in deferred income taxes	224	114	447	228
Change related to retirement plan, net of tax	(365)	(186)	(731)	(372)
Net change in accumulated other comprehensive income (loss)	(41)	(135)	(411)	(306)
Comprehensive income (loss)	(25,767)	178,262	(5,843)	185,080
Less: Comprehensive income (loss) attributable to noncontrolling interest	(3,688)	22,320	(1,648)	27,890
Comprehensive income (loss) attributable to TDS shareholders	$(22,079)	$155,942	$(4,195)	$157,190

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income (loss)	$(5,432)	$185,386
Add (deduct) adjustments to reconcile net income to cash flows from operating activities
Depreciation, amortization and accretion	429,486	496,280
Bad debts expense	52,098	35,187
Stock-based compensation expense	15,488	12,902
Deferred income taxes, net	(33,346)	(21,246)
Equity in earnings of unconsolidated entities	(72,117)	(62,694)
Distributions from unconsolidated entities	65,569	47,635
(Gain) loss on asset disposals, net	10,333	13,935
(Gain) loss on sale of business and other exit costs, net	(4,289)	(296,103)
(Gain) loss on investments	-	(14,518)
(Gain) loss on license sales and exchanges	(91,446)	-
Noncash interest expense	1,014	997
Other operating activities	3	505
Changes in assets and liabilities from operations
Accounts receivable	40,459	(5,781)
Inventory	38,674	(8,105)
Accounts payable	(43,132)	58,204
Customer deposits and deferred revenues	13,139	7,897
Accrued taxes	1,049	150,425
Accrued interest	22	2,172
Other assets and liabilities	(101,930)	(81,586)
	315,642	521,492

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(339,907)	(384,281)
Cash paid for acquisitions and licenses	(18,681)	(14,150)
Cash received from divestitures	125,905	480,000
Cash received for investments	10,000	15,000
Other investing activities	3,720	14,127
	(218,963)	110,696

Cash flows from financing activities
Repayment of long-term debt	(589)	(605)
TDS Common Shares reissued for benefit plans, net of tax payments	401	776
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	830	(2,206)
Repurchase of TDS Common Shares	(20,090)	-
Repurchase of U.S. Cellular Common Shares	(8,298)	(18,425)
Dividends paid to TDS shareholders	(29,107)	(27,598)
U.S. Cellular dividends paid to noncontrolling public shareholders	-	(75,235)
Distributions to noncontrolling interests	(482)	(3,292)
Other financing activities	5,502	331
	(51,833)	(126,254)

Net increase in cash and cash equivalents	44,846	505,934

Cash and cash equivalents
Beginning of period	830,014	740,481
End of period	$874,860	$1,246,415

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	June 30, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$874,860	$830,014
Short-term investments	40,035	50,104
Accounts receivable
Due from customers and agents, less allowances of $37,543 and $63,690, respectively	460,823	551,611
Other, less allowances of $2,276 and $1,914, respectively	163,438	179,503
Inventory, net	205,886	244,560
Net deferred income tax asset	106,077	106,077
Prepaid expenses	88,860	87,920
Income taxes receivable	9,197	2,397
Other current assets	32,274	35,151
	1,981,450	2,087,337

Assets held for sale	5,980	16,027

Investments
Licenses	1,460,484	1,423,779
Goodwill	834,352	836,843
Franchise rights	124,487	123,668
Other intangible assets, net of accumulated amortization of $122,767 and $112,752, respectively	61,536	71,454
Investments in unconsolidated entities	308,661	301,772
Other investments	589	641
	2,790,109	2,758,157
Property, plant and equipment
In service and under construction	11,220,652	11,239,804
Less: Accumulated depreciation	7,470,705	7,361,660
	3,749,947	3,878,144

Other assets and deferred charges	180,183	164,482

Total assets	$8,707,669	$8,904,147

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	June 30, 2014	December 31, 2013
Current liabilities
Current portion of long-term debt	$890	$1,646
Accounts payable	425,051	496,069
Customer deposits and deferred revenues	302,496	289,445
Accrued interest	6,671	6,673
Accrued taxes	73,227	70,518
Accrued compensation	98,099	115,031
Other current liabilities	166,270	212,374
	1,072,704	1,191,756

Liabilities held for sale	722	-

Deferred liabilities and credits
Net deferred income tax liability	828,458	862,975
Other deferred liabilities and credits	460,862	458,709

Long-term debt	1,718,832	1,720,074

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	911	536

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 132,730 shares (7,185 Series A Common and 125,545 Common Shares) and 132,711 shares (7,166 Series A Common and 125,545 Common Shares), respectively
Outstanding 108,217 shares (7,185 Series A Common and 101,032 Common Shares) and 108,757 shares (7,166 Series A Common and 101,591 Common Shares), respectively
Par Value ($.01 per share) ($72 Series A Common and $1,255 Common Shares)	1,327	1,327
Capital in excess of par value	2,312,515	2,308,807
Treasury shares at cost:
24,513 and 23,954 Common Shares, respectively	(737,835)	(721,354)
Accumulated other comprehensive loss	(980)	(569)
Retained earnings	2,496,735	2,529,626
Total TDS shareholders' equity	4,071,762	4,117,837

Preferred shares	824	824
Noncontrolling interests	552,594	551,436

Total equity	4,625,180	4,670,097

Total liabilities and equity	$8,707,669	$8,904,147

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2013	$1,327	$2,308,807	$(721,354)	$(569)	$2,529,626	$4,117,837	$824	$551,436	$4,670,097
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	(3,784)	(3,784)	-	-	(3,784)
Net income (loss) attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	(2,045)	(2,045)
Net unrealized gain (loss) on equity investments	-	-	-	341	-	341	-	-	341
Change in foreign currency translation adjustment	-	-	-	(21)	-	(21)	-	-	(21)
Change related to retirement plan	-	-	-	(731)	-	(731)	-	-	(731)
TDS Common and Series A Common Share dividends	-	-	-	-	(29,082)	(29,082)	-	-	(29,082)
TDS Preferred dividend requirement	-	-	-	-	(25)	(25)	-	-	(25)
Repurchase of Common Shares	-	-	(21,096)	-	-	(21,096)	-	-	(21,096)
Dividend reinvestment plan	-	1,470	3,468	-	-	4,938	-	-	4,938
Incentive and compensation plans	-	(314)	1,147	-	-	833	-	-	833
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	(2,224)	-	-	-	(2,224)	-	3,662	1,438
Stock-based compensation awards	-	5,354	-	-	-	5,354	-	-	5,354
Tax windfall (shortfall) from stock awards	-	(578)	-	-	-	(578)	-	-	(578)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(459)	(459)
June 30, 2014	$1,327	$2,312,515	$(737,835)	$(980)	$2,496,735	$4,071,762	$824	$552,594	$4,625,180

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2012	$1,327	$2,304,122	$(750,099)	$(8,132)	$2,464,318	$4,011,536	$825	$643,966	$4,656,327
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	157,496	157,496	-	-	157,496
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	27,871	27,871
Net unrealized gain (loss) on equity investments	-	-	-	51	-	51	-	-	51
Change in foreign currency translation adjustment	-	-	-	15	-	15	-	-	15
Change related to retirement plan	-	-	-	(372)	-	(372)	-	-	(372)
TDS Common and Series A Common Share dividends	-	-	-	-	(27,573)	(27,573)	-	-	(27,573)
TDS Preferred dividend requirement	-	-	-	-	(25)	(25)	-	-	(25)
U.S. Cellular dividends paid to noncontrolling public shareholders	-	-	-	-	-	-	-	(75,235)	(75,235)
Dividend reinvestment plan	-	448	7,914	-	(4,540)	3,822	-	-	3,822
Incentive and compensation plans	-	533	3,788	-	(3,109)	1,212	-	-	1,212
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	(1,166)	-	-	-	(1,166)	-	(13,457)	(14,623)
Stock-based compensation awards	-	6,124	-	-	-	6,124	-	-	6,124
Tax windfall (shortfall) from stock awards	-	(648)	-	-	-	(648)	-	-	(648)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3,292)	(3,292)
Adjust investment in subsidiaries for noncontrolling interest purchases	-	(10,322)	-	-	-	(10,322)	-	5,294	(5,028)
Deconsolidation of partnerships	-	-	-	-	-	-	-	(43,770)	(43,770)
June 30, 2013	$1,327	$2,299,091	$(738,397)	$(8,438)	$2,586,567	$4,140,150	$825	$541,377	$4,682,352

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ 84%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”) and TDS’ wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.

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

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 are U.S. Cellular, TDS Telecom’s Wireline, Cable and Hosted and Managed Services (“HMS”) operations, and the Non-Reportable Segment which includes TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc. (“Suttle-Straus”) and TDS’ wholly-owned wireless telephone subsidiary, Airadigm Communications, Inc. (“Airadigm”).  Periods presented for comparative purposes have been re-presented to conform to this segment presentation.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 11 — Business Segment Information for summary financial information on each business segment.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of June 30, 2014 and December 31, 2013, and the results of operations and changes in comprehensive income for the three and six months ended June 30, 2014 and 2013 and cash flows and changes in equity for the six months ended June 30, 2014 and 2013. These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

On April 10, 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the requirements and disclosures for reporting discontinued operations. TDS is required to adopt the provisions of ASU 2014-08 effective January 1, 2015, but early adoption is permitted. TDS adopted the provisions of ASU 2014-08 upon its issuance.  The adoption of ASU 2014-08 did not have a significant impact on TDS’ financial position or results of operations.

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers.  TDS is required to adopt the provisions of ASU 2014-09 effective January 1, 2017.  Early adoption is prohibited. TDS is evaluating what effects the adoption of ASU 2014-09 will have on TDS’ financial position and results of operations.

Equipment Installment Plans

U.S. Cellular offers customers the option to purchase certain devices under installment contracts over a period of up to 24 months.  Equipment revenue under these contracts is recognized at the time the device is delivered to the end-user customer for the selling price of the device, net of any deferred imputed interest or guarantee liability, if applicable.  For certain installment plans, after a specified period of time, the customer may have the right to upgrade to a new device and have the remaining unpaid installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device, the customer’s estimated remaining installment contract balance at the time of trade-in and the fair value of the device being traded-in at the time of trade-in.  As of June 30, 2014, the short-term guarantee liability and imputed interest liability related to equipment installment plans of $15.3 million is recorded in Customer deposits and deferred revenues in the Consolidated Balance Sheet and the long-term imputed interest liability related to equipment installment plans of $0.7 million is recorded in Other deferred liabilities and credits in the Consolidated Balance Sheet.  As of June 30, 2014, short-term equipment installment plan receivables of $23.9 million are included in Accounts receivable – customers and agents in the Consolidated Balance Sheet and long-term equipment installment plan receivables of $19.8 million are included in Other assets and deferred charges in the Consolidated Balance Sheet.

U.S. Cellular equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of twelve months or less, U.S. Cellular does not impute interest.  For equipment installment plans with a duration of greater than twelve months, U.S. Cellular imputes interest and recognizes such interest income over the duration of the plan as a component of Interest and dividend income.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2014 financial statement presentation.  These reclassifications did not affect consolidated net income attributable to TDS shareholders, cash flows, assets, liabilities or equity for the years presented.

In 2014, TDS began presenting separately Equipment and product sales and Cost of equipment and products.  As a result of recent HMS acquisitions, these amounts are now more significant to TDS and, accordingly, are shown as separate captions under Operating revenues and Operating expenses, respectively, on the Consolidated Statement of Operations.  Amounts in 2013 have been reclassified to conform to the 2014 presentation.  The separate presentation of Equipment and product sales and Cost of equipment and products had no other impact on the TDS financial statements.

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $29.1 million and $59.1 million for the three and  six months ended June 30, 2014, respectively, and $31.9 million and $67.9 million for the three and six months ended June 30, 2013, respectively.

2.   Fair Value Measurements

As of June 30, 2014 and December 31, 2013, TDS did not have any financial  or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP. However, TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	June 30, 2014		December 31, 2013
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$874,860	$874,860	$830,014	$830,014
Short-term investments
U.S. Treasury Notes	1	40,035	40,035	50,104	50,104
Long-term debt
Retail	1	1,178,250	1,177,723	1,178,250	1,048,010
Institutional and other	2	537,691	555,775	537,454	512,635

Short-term investments are designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular's 6.95% Senior Notes.  TDS’ institutional debt includes U.S. Cellular’s 6.7% Senior Notes which are traded over the counter. TDS estimated the fair value of its institutional and other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.00% to 6.59% at June 30, 2014.

3.   Income Taxes

TDS’ overall effective tax rate on Income (loss) before income taxes for the three and six months ended June 30, 2014 was 34.7% and 27.0%, respectively, and for the three and six months ended June 30, 2013 was 42.6% and 42.5%, respectively.

The lower effective tax rate for the six months ended June 30, 2014 resulted from the relatively low amount of Income (loss) before income taxes in this period, which magnified the effective rate impact of discrete tax expense items.

The effective tax rates for the three and six months ended June 30, 2013 reflected incremental deferred tax expense related to the NY1 & NY2 Deconsolidation (as described in Note 7 — Investments in Unconsolidated Entities) and the Divestiture Transaction (as described in Note 5 — Acquisitions, Divestitures and Exchanges) in 2013.

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

The amounts used in computing earnings (loss) per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
(Dollars and shares in thousands, except per share amounts)
Basic earnings (loss) per share attributable to TDS shareholders:
Net income (loss) available to common shareholders of TDS used in basic earnings (loss) per share	$(22,050)	$156,065	$(3,809)	$157,471
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	-	(1,173)	(5)	(1,209)
Preferred dividend adjustment	-	12	-	25
Net income (loss) attributable to common shareholders of TDS used in diluted earnings (loss) per share	$(22,050)	$154,904	$(3,814)	$156,287

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	101,543	101,246	101,682	101,171
Series A Common Shares	7,176	7,139	7,171	7,149
Total	108,719	108,385	108,853	108,320

Effects of dilutive securities:
Stock options	-	110	-	108
Restricted stock units	-	364	-	345
Preferred shares	-	54	-	54
Weighted average number of shares used in diluted earnings (loss) per share	108,719	108,913	108,853	108,827

Basic earnings (loss) per share attributable to TDS shareholders	$(0.20)	$1.44	$(0.04)	$1.45

Diluted earnings (loss) per share attributable to TDS shareholders	$(0.20)	$1.42	$(0.04)	$1.44

Certain Common Shares issuable upon the exercise of stock options, vesting of restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
(Shares in thousands)
Stock options	8,883	7,348	8,777	7,012

Restricted stock units	824	200	737	102

Preferred shares	56	-	56	-

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

Pursuant to the Purchase and Sale Agreement, U.S. Cellular and Sprint also entered into certain other agreements, including customer and network transition services agreements, which require U.S. Cellular to provide customer, billing and network services to Sprint for a period of up to 24 months after the May 16, 2013 closing date. Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular’s estimated costs, including applicable overhead allocations. These services were substantially complete as of March 31, 2014.  In addition, these agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  It is estimated that up to $175 million of the Sprint Cost Reimbursement will be recorded in (Gain) loss on sale of business and other exit costs, net and up to $25 million of the Sprint Cost Reimbursement will be recorded in Cost of services in the Consolidated Statement of Operations.  For the six months ended June 30, 2014, $34.1 million of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures in the Consolidated Statement of Cash Flows.

Financial impacts of the Divestiture Transaction are classified in the Consolidated Statement of Operations within Operating income. The table below describes the amounts TDS has recognized and expects to recognize in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period.

(Dollars in thousands)	Expected Period of Recognition	Projected Range		Cumulative Amount Recognized as of June 30, 2014	Actual Amount Recognized Six Months Ended June 30, 2014	Actual Amount Recognized Six Months Ended June 30, 2013	Actual Amount Recognized Three Months Ended June 30, 2014	Actual Amount Recognized Three Months Ended June 30, 2013
(Gain) loss on sale of business and other exit costs, net
Proceeds from Sprint
Purchase price	2013	$(480,000)	$(480,000)	$(480,000)	$-	$(480,000)	$-	$(480,000)
Sprint Cost Reimbursement	2013-2015	(120,000)	(175,000)	(96,835)	(49,194)	(8)	(4,563)	(8)
Net assets transferred	2013	160,073	160,073	160,073	-	160,073	-	160,073
Non-cash charges for the write-off and write-down of property under construction and related assets	2012-2015	10,000	15,000	11,013	338	81	(5)	(141)
Employee related costs including severance, retention and outplacement	2012-2014	13,000	16,000	14,129	(133)	3,103	(71)	53
Contract termination costs	2012-2015	90,000	120,000	90,417	30,833	16,605	(6,254)	13,705
Transaction costs	2012-2014	5,000	7,000	6,027	462	3,719	253	2,801
Total (Gain) loss on sale of business and other exit costs, net		$(321,927)	$(336,927)	$(295,176)	$(17,694)	$(296,427)	$(10,640)	$(303,517)

Depreciation, amortization and accretion expense
Incremental depreciation, amortization and accretion, net of salvage values	2012-2014	211,656	211,656	211,656	13,085	88,324	-	50,278
(Increase) decrease in Operating income		$(110,271)	$(125,271)	$(83,520)	$(4,609)	$(208,103)	$(10,640)	$(253,239)

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

	As a result of the transaction, TDS recognized the following amounts in the Consolidated Balance Sheet:

		Six Months Ended June 30, 2014
(Dollars in thousands)	Balance December 31, 2013	Costs Incurred	Cash Settlements (1)	Adjustments (2)	Balance June 30, 2014
Accrued compensation
Employee related costs including severance, retention, outplacement	$2,053	$180	$(908)	$(313)	$1,012
Other current liabilities
Contract termination costs	$13,992	$16,691	$(12,887)	$2,091	$19,887
Other deferred liabilities and credits
Contract termination costs	$30,849	$23,773	$(2,424)	$(19,898)	$32,300

(1)

Cash settlement amounts are included in either the Net income or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

(2)	Adjustment to liability represents changes to previously accrued amounts.

Airadigm Transaction

On May 23, 2014 (the “Signing Date”), U.S. Cellular entered into a License Purchase and Customer Recommendation Agreement with Airadigm.  The Agreement provides that Airadigm will transfer to U.S. Cellular FCC spectrum licenses and certain tower assets in certain markets in Wisconsin, Iowa, Minnesota and Michigan, in consideration for $91.5 million in cash at closing.  The transaction also includes a program in which Airadigm would earn a migration fee from U.S. Cellular for each Airadigm customer who becomes a U.S. Cellular customer.  Since both parties to this transaction are controlled by TDS, upon closing, U.S. Cellular will record the transferred assets at Airadigm’s net book value.  In addition, federal net operating loss carryforwards are expected to become realizable by TDS.  Therefore, TDS expects to reduce its valuation allowance by approximately $10 million upon the transaction closing, and recognize income tax benefit for this same amount.  The transaction is subject to certain conditions.  Subject to the satisfaction or (if permitted) waiver of all conditions, the transaction is expected to close during the third quarter of 2014.

As a result of the Agreement, Airadigm will shut down operation of its consumer wireless business and most of the associated network.  Except for certain operations that will be continued, Airadigm’s assets not acquired by U.S. Cellular will be sold or otherwise disposed of, its tower leases, interconnection and other agreements will be terminated and most of its employees will be terminated.  The shut-down of Airadigm’s consumer wireless business is expected to be substantially complete in the third quarter of 2014.  As a result of the Agreement and the related impacts from the shut-down of Airadigm’s consumer wireless business discussed herein, TDS expects to recognize expenses related to exit and disposal activities within Operating income in its Statement of Operations between Signing Date and the end of the shut-down period as follows:

(Dollars in thousands)	Projected Range		Actual Amount Recognized Three and Six Months Ended June 30, 2014
(Gain) loss on sale of business and other exit costs, net
Charges for the impairment and decommissioning of various operating assets	$8,000	$17,000	$12,214
Employee related costs including severance, retention and outplacement	1,000	2,000	500
Contract termination costs	10,000	15,000	408
Transaction costs	-	1,000	-
Total (Gain) loss on sale of business and other exit costs, net	$19,000	$35,000	$13,122

	As a result of the transaction, TDS recognized the following amounts in the Consolidated Balance Sheet:

		Period Ended June 30, 2014
(Dollars in thousands)	Balance May 23, 2014	Costs Incurred	Cash Settlements (1)	Adjustments (2)	Balance June 30, 2014
Accrued compensation
Employee related costs including severance, retention and outplacement	$-	$500	$-	$-	$500
Other current liabilities
Contract termination costs	$-	$408	$-	$-	$408

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

On March 5, 2014, U.S. Cellular sold the majority of its St. Louis area non-operating market spectrum license for $92.3 million.  A gain of $75.8 million was recorded in (Gain) loss on license sales and exchanges in the Consolidated Statement of Operations in the first quarter of 2014.

On February 14, 2014, U.S. Cellular completed an exchange whereby U.S. Cellular received one E block PCS spectrum license covering Milwaukee, WI in exchange for one D block PCS spectrum license covering Milwaukee, WI.  The exchange of licenses provided U.S. Cellular with spectrum to meet anticipated future capacity and coverage requirements.  No cash, customers, network assets, other assets or liabilities were included in the exchange.  As a result of this transaction, TDS recognized a gain of $15.7 million, representing the difference between the $15.9 million fair value of the license surrendered, calculated using a market approach valuation method, and the $0.2 million carrying value of the license surrendered.  This gain was recorded in (Gain) loss on license sales and exchanges in the Consolidated Statement of Operations in the first quarter of 2014.

	At June 30, 2014 and December 31, 2013, the following assets and liabilities were classified in the Consolidated Balance Sheet as "Assets held for sale" and "Liabilities held for sale":

	Current Assets	Licenses	Goodwill	Property, Plant and Equipment	Investments	Total Assets Held for Sale	Liabilities Held for Sale (1)
(Dollars in thousands)
June 30, 2014
Divestiture of Wireline Markets (2)	$534	$-	$2,546	$2,800	$100	$5,980	$722

December 31, 2013
Divestiture of Spectrum Licenses	$-	$16,027	$-	$-	$-	$16,027	$-

(1)	Liabilities held for sale primarily consisted of Customer deposits and deferred revenues and Other deferred liabilities and credits.

(2)	On May 2, 2014, TDS Telecom entered into agreements with third parties to sell certain Wireline markets.

6.   Intangible Assets

Changes in Licenses for the six months ended June 30, 2014 are presented below.  There were no significant changes to Goodwill, Franchise rights or Other intangible assets during the six months ended June 30, 2014.

Licenses

	U.S. Cellular	Wireline	Non-Reportable Segment	Total
(Dollars in thousands)
Balance December 31, 2013	$1,405,759	$2,800	$15,220	$1,423,779
Acquisitions	20,986	-	-	20,986
Exchanges, net	15,719	-	-	15,719
Balance June 30, 2014	$1,442,464	$2,800	$15,220	$1,460,484

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)
Revenues	$1,635,216	$1,550,200	$3,259,900	$3,025,820
Operating expenses	1,209,412	1,100,477	2,343,092	2,139,467
Operating income	425,804	449,723	916,808	886,353
Other income, net	378	713	2,403	1,222
Net income	$426,182	$450,436	$919,211	$887,575

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

On April 3, 2013, U.S. Cellular entered into an agreement with Verizon Wireless relating to the Partnerships. The agreement amends the Partnership Agreements in several ways which provide Verizon Wireless with substantive participating rights that allow Verizon Wireless to make decisions that are in the ordinary course of business of the Partnerships and which are significant to directing and executing the activities of the business.  Accordingly, as required by GAAP, TDS deconsolidated the Partnerships effective as of April 3, 2013 and thereafter reported them as equity method investments in its consolidated financial statements (“NY1 & NY2 Deconsolidation”).  After the NY1 & NY2 Deconsolidation, TDS retained the same ownership percentages in the Partnerships and continues to report the same percentages of income from the Partnerships. Effective April 3, 2013, TDS’ income from the Partnerships is reported in Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations.

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

Consolidated VIEs

As of June 30, 2014, TDS holds a variable interest in and consolidates the following VIEs under GAAP:

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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30, 2014	December 31, 2013
(Dollars in thousands)
Assets
Cash and cash equivalents	$2,466	$2,076
Other current assets	71	1,184
Licenses	311,476	310,475
Property, plant and equipment, net	15,311	18,600
Other assets and deferred charges	148	511
Total assets	$329,472	$332,846

Liabilities
Current liabilities	$29	$46
Deferred liabilities and credits	1,689	3,139
Total liabilities	$1,718	$3,185

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

There were no capital contributions or advances made to Aquinas Wireless or King Street Wireless or their general partners in the six months ended June 30, 2014 and 2013.

9.  Noncontrolling Interests

The following schedule discloses the effects of Net income (loss) attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

	Six Months Ended
	June 30,
	2014	2013
(Dollars in thousands)
Net income (loss) attributable to TDS shareholders	$(3,784)	$157,496
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(10,292)	(9,712)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchase of U.S. Cellular shares	242	3,470
Purchase of ownership in subsidiaries from noncontrolling interests	-	(27)
Net transfers (to) from noncontrolling interests	(10,050)	(6,269)
Change from net income (loss) attributable to TDS and transfers (to) from noncontrolling interests	$(13,834)	$151,227

10.  Common Share Repurchases

On August 2, 2013, the Board of Directors of TDS authorized a $250 million stock repurchase program for the purchase of TDS Common Shares from time to time pursuant to open market purchases, block transactions, private purchases or otherwise, depending on market conditions.  This authorization does not have an expiration date.

On November 17, 2009, the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  These purchases will be made pursuant to open market purchases, block purchases, private purchases or otherwise, depending on market conditions.  This authorization does not have an expiration date.

Share repurchases made under these authorizations were as follows:

Six Months Ended June 30,	Number of Shares	Average Cost Per Share	Amount
(Dollar amounts and shares in thousands)
2014
TDS Common Shares	809	$26.09	$21,096
U.S. Cellular Common Shares	212	$40.49	$8,598

2013
TDS Common Shares	-	$-	$-
U.S. Cellular Common Shares	496	$37.16	$18,425

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

Financial data for TDS’ reportable segments for the three and six month periods ended, or as of June 30, 2014 and 2013, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom

Three Months Ended or as of June 30, 2014	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non-Reportable Segment	Corporate, Eliminations and Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues
Service	$843,473	$180,297	$22,484	$27,575	$(298)	$230,058	$4,505	$(5,857)	$1,072,179
Equipment and product sales	114,300	431	-	40,361	-	40,792	9,121	-	164,213
Total operating revenues	957,773	180,728	22,484	67,936	(298)	270,850	13,626	(5,857)	1,236,392
Cost of services (excluding Depreciation, amortization and accretion reported below)	187,131	64,305	11,394	21,301	(249)	96,751	4,252	(1,646)	286,488
Cost of equipment and products	271,978	481	-	33,875	-	34,356	6,677	-	313,011
Selling, general and administrative	404,252	47,708	6,285	12,376	(49)	66,320	3,517	(3,187)	470,902
Depreciation, amortization and accretion	148,337	41,827	4,557	6,791	-	53,175	1,492	1,563	204,567
(Gain) loss on asset disposals, net	6,893	514	425	44	-	983	27	-	7,903
(Gain) loss on sale of business and other exit costs, net	(10,511)	-	-	-	-	-	13,122	-	2,611
Operating income (loss)	(50,307)	25,893	(177)	(6,451)	-	19,265	(15,461)	(2,587)	(49,090)
Equity in earnings of unconsolidated entities	33,120	4	-	-	-	4	-	1,666	34,790
Interest and dividend income	1,573	490	1	22	-	513	-	665	2,751
Interest expense	(14,336)	677	30	(439)	-	268	(1,149)	(12,681)	(27,898)
Other, net	100	(95)	-	45	-	(50)	(1)	1	50
Income (loss) before income taxes	(29,850)	26,969	(146)	(6,823)	-	20,000	(16,611)	(12,936)	(39,397)
Add back:
Depreciation, amortization and accretion	148,337	41,827	4,557	6,791	-	53,175	1,492	1,563	204,567
(Gain) loss on sale of business and other exit costs, net	(10,511)	-	-	-	-	-	13,122	-	2,611
Interest expense	14,336	(677)	(30)	439	-	(268)	1,149	12,681	27,898
Adjusted income (loss) before income taxes	$122,312	$68,119	$4,381	$407	$-	$72,907	$(848)	$1,308	$195,679

Investments in unconsolidated entities	$270,215	$3,810	$-	$-	$-	$3,810	$-	$34,636	$308,661
Total assets	$6,298,967	$1,408,809	$287,809	$335,680	$-	$2,032,298	$46,610	$329,794	$8,707,669
Capital expenditures	$143,927	$27,370	$7,181	$10,628	$-	$45,179	$308	$1,267	$190,681

		TDS Telecom

Three Months Ended or as of June 30, 2013	U.S. Cellular	Wireline	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non-Reportable Segment	Corporate, Eliminations and Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues
Service	$910,966	$181,428	$23,205	$(107)	$204,526	$4,956	$(4,787)	$1,115,661
Equipment and product sales	84,164	765	18,169	-	18,934	9,407	-	112,505
Total operating revenues	995,130	182,193	41,374	(107)	223,460	14,363	(4,787)	1,228,166
Cost of services (excluding Depreciation, amortization and accretion reported below)	192,267	65,729	15,071	(107)	80,693	3,225	(348)	275,837
Cost of equipment and products	217,070	1,094	15,114	-	16,208	6,616	-	239,894
Selling, general and administrative	404,127	56,692	9,361	-	66,053	3,711	(3,171)	470,720
Depreciation, amortization and accretion	202,580	43,193	5,563	-	48,756	1,500	1,367	254,203
(Gain) loss on asset disposals, net	9,018	(765)	83	-	(682)	(1)	(16)	8,319
(Gain) loss on sale of business and other exit costs, net	(249,024)	-	-	-	-	-	(54,010)	(303,034)
Operating income (loss)	219,092	16,250	(3,818)	-	12,432	(688)	51,391	282,227
Equity in earnings of unconsolidated entities	35,602	7	-	-	7	-	(4)	35,605
Interest and dividend income	969	546	16	-	562	1	1,068	2,600
Gain (loss) on investments	18,527	-	-	-	-	-	(4,009)	14,518
Interest expense	(10,154)	795	(403)	-	392	(1,001)	(12,986)	(23,749)
Other, net	321	(126)	-	-	(126)	(394)	2	(197)
Income (loss) before income taxes	264,357	17,472	(4,205)	-	13,267	(2,082)	35,462	311,004
Add back:
Depreciation, amortization and accretion	202,580	43,193	5,563	-	48,756	1,500	1,367	254,203
(Gain) loss on sale of business and other exit costs, net	(249,024)	-	-	-	-	-	(54,010)	(303,034)
Gain (loss) on investments	(18,527)	-	-	-	-	-	4,009	(14,518)
Interest expense	10,154	(795)	403	-	(392)	1,001	12,986	23,749
Adjusted income (loss) before income taxes	$209,540	$59,870	$1,761	$-	$61,631	$419	$(186)	$271,404

Investments in unconsolidated entities	$276,363	$3,809	$-	$-	$3,809	$-	$31,874	$312,046
Total assets	$6,329,778	$1,473,173	$267,062	$-	$1,740,235	$59,293	$625,459	$8,754,765
Capital expenditures	$168,497	$33,342	$2,258	$-	$35,600	$232	$1,715	$206,044

		TDS Telecom

Six Months Ended or as of June 30, 2014	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non- Reportable Segment	Corporate, Eliminations and Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues
Service	$1,697,086	$357,230	$44,987	$54,951	$(979)	$456,189	$9,018	$(9,872)	$2,152,421
Equipment and product sales	186,498	984	-	76,093	-	77,077	16,358	-	279,933
Total operating revenues	1,883,584	358,214	44,987	131,044	(979)	533,266	25,376	(9,872)	2,432,354
Cost of services (excluding Depreciation, amortization and accretion expense reported below)	367,738	128,705	22,349	38,247	(894)	188,407	8,502	(2,201)	562,446
Cost of equipment and products	542,452	964	-	64,342	-	65,306	11,900	-	619,658
Selling, general and administrative	799,816	94,228	12,663	27,211	(85)	134,017	7,263	(6,525)	934,571
Depreciation, amortization and accretion	316,090	84,563	8,918	13,469	-	106,950	3,294	3,152	429,486
(Gain) loss on asset disposals, net	8,827	759	490	78	-	1,327	170	9	10,333
(Gain) loss on sale of business and other exit costs, net	(17,411)	-	-	-	-	-	13,122	-	(4,289)
(Gain) loss on license sales and exchanges	(91,446)	-	-	-	-	-	-	-	(91,446)
Operating income (loss)	(42,482)	48,995	567	(12,303)	-	37,259	(18,875)	(4,307)	(28,405)
Equity in earnings of unconsolidated entities	70,195	4	-	-	-	4	-	1,918	72,117
Interest and dividend income	2,457	1,175	2	42	-	1,219	-	1,561	5,237
Interest expense	(29,198)	1,341	35	(860)	-	516	(2,218)	(25,705)	(56,605)
Other, net	186	(149)	-	179	-	30	(6)	-	210
Income (loss) before income taxes	1,158	51,366	604	(12,942)	-	39,028	(21,099)	(26,533)	(7,446)
Add back:
Depreciation, amortization and accretion	316,090	84,563	8,918	13,469	-	106,950	3,294	3,152	429,486
(Gain) loss on sale of business and other exit costs, net	(17,411)	-	-	-	-	-	13,122	-	(4,289)
(Gain) loss on license sales and exchanges	(91,446)	-	-	-	-	-	-	-	(91,446)
Interest expense	29,198	(1,341)	(35)	860	-	(516)	2,218	25,705	56,605
Adjusted income (loss) before income taxes	$237,589	$134,588	$9,487	$1,387	$-	$145,462	$(2,465)	$2,324	$382,910

Investments in unconsolidated entities	$270,215	$3,810	$-	$-	$-	$3,810	$-	$34,636	$308,661
Total assets	$6,298,967	$1,408,809	$287,809	$335,680	$-	$2,032,298	$46,610	$329,794	$8,707,669
Capital expenditures	$233,508	$50,268	$13,400	$13,379	$-	$77,047	$403	$2,321	$313,279

		TDS Telecom
Six Months Ended or as of June 30, 2013	U.S. Cellular	Wireline	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non- Reportable Segment	Corporate, Eliminations and Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues
Services	$1,907,315	$362,106	$45,205	$(185)	$407,126	$9,589	$(9,467)	$2,314,563
Equipment and product sales	169,561	1,662	31,733	-	33,395	19,220	-	222,176
Total operating revenues	2,076,876	363,768	76,938	(185)	440,521	28,809	(9,467)	2,536,739
Cost of services (excluding Depreciation, amortization and accretion expense reported below)	408,566	132,168	28,673	(185)	160,656	6,446	(704)	574,964
Cost of equipment and products	458,761	2,104	26,326	-	28,430	13,468	-	500,659
Selling, general and administrative	824,207	114,072	19,282	-	133,354	7,472	(7,410)	957,623
Depreciation, amortization and accretion	392,425	87,216	11,031	-	98,247	3,009	2,599	496,280
(Gain) loss on asset disposals, net	14,452	(602)	113	-	(489)	-	(28)	13,935
(Gain) loss on sale of business and other exit costs, net	(242,093)	-	-	-	-	-	(54,010)	(296,103)
Operating income (loss)	220,558	28,810	(8,487)	-	20,323	(1,586)	50,086	289,381
Equity in earnings of unconsolidated entities	62,437	14	-	-	14	-	243	62,694
Interest and dividend income	1,872	932	32	-	964	2	1,340	4,178
Gain (loss) on investments	18,527	-	-	-	-	-	(4,009)	14,518
Interest expense	(21,064)	1,626	(808)	-	818	(1,983)	(26,018)	(48,247)
Other, net	106	(178)	(122)	-	(300)	(157)	-	(351)
Income (loss) before income taxes	282,436	31,204	(9,385)	-	21,819	(3,724)	21,642	322,173
Add back:
Depreciation, amortization and accretion	392,425	87,216	11,031	-	98,247	3,009	2,599	496,280
(Gain) loss on sale of business and other exit costs, net	(242,093)	-	-	-	-	-	(54,010)	(296,103)
Gain (loss) on investments	(18,527)	-	-	-	-	-	4,009	(14,518)
Interest expense	21,064	(1,626)	808	-	(818)	1,983	26,018	48,247
Adjusted income before income taxes	$435,305	$116,794	$2,454	$-	$119,248	$1,268	$258	$556,079

Investments in unconsolidated entities	$276,363	$3,809	$-	$-	$3,809	$-	$31,874	$312,046
Total assets	$6,329,778	$1,473,173	$267,062	$-	$1,740,235	$59,293	$625,459	$8,754,765
Capital expenditures	$286,907	$61,207	$4,849	$-	$66,056	$517	$2,700	$356,180

Adjusted income before income taxes is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted income before income taxes is defined as Income (loss) before income taxes, adjusted for the items set forth in the reconciliation above.  Adjusted income before income taxes excludes these items in order to show operating results on a more comparable basis from period to period. From time to time, TDS may also exclude other items from adjusted income before income taxes if such items help reflect operating results on a more comparable basis.  TDS does not intend to imply that any of such items that are excluded are non-recurring, infrequent or unusual; such items may occur in the future.  TDS believes Adjusted income before income taxes is a useful measure of TDS’ operating results before significant recurring non-cash charges, discrete gains and losses and financing charges (Interest expense).

12.  Supplemental Cash Flow Disclosures

Under the American Recovery and Reinvestment Act of 2009 (“the Recovery Act”), TDS Telecom was awarded $105.1 million in federal grants and will provide $30.9 million of its own funds to complete 44 projects to provide broadband access in unserved areas. TDS Telecom received $12.0 million and $34.6 million in grants during the six months ended June 30, 2014 and 2013, respectively. TDS Telecom has received cumulative grants of $75.6 million as of June 30, 2014. These funds reduced the carrying amount of the assets to which they relate. TDS Telecom had recorded $15.7 million and $23.6 million in grants receivable at June 30, 2014 and December 31, 2013, respectively.  These amounts were included as a component of Accounts receivable, Other, in the Consolidated Balance Sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 4.7 million wireless customers and 1.1 million wireline and cable connections at June 30, 2014. TDS conducts substantially all of its wireless operations through its 84%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS provides wireline services, cable services and Hosted and Managed Services (“HMS”), through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

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

U.S. Cellular

In its consolidated operating markets, U.S. Cellular serves approximately 4.7 million customers in 23 states. As of June 30, 2014, U.S. Cellular’s average penetration rate in its consolidated operating markets was 14.7%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

Financial and operating highlights in the six months ended June 30, 2014 included the following:

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

•         Total customers were 4,653,000 at June 30, 2014, including 4,500,000 retail customers (97% of total).

•         Retail customer net losses were 110,000 in the first six months of 2014 compared to net losses of 47,000 in 2013. In the postpaid category, there were net losses of 119,000 in 2014, compared to net losses of 86,000 in 2013.  Postpaid defections increased due to billing system conversion issues and aggressive promotions by other carriers. Prepaid net additions were 9,000 in 2014 compared to net additions of 39,000 in 2013.  The decline resulted from lower net additions in the national retail channel.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of June 30, 2014. The postpaid churn rate was 2.0% in 2014 compared to 1.6% in 2013.  Billing system conversion issues and aggressive competitive offerings contributed to the increase in postpaid churn. The prepaid churn rate was 6.7% in 2014 compared to 5.8% in 2013.

•         Billed average revenue per user (“ARPU”) increased to $53.62 in 2014 from $50.97 in 2013 reflecting an increase in postpaid ARPU due to increases in smartphone adoption and corresponding revenues from data products and services. Service revenue ARPU increased to $60.23 in 2014 from $57.52 in 2013 due primarily to an increase in postpaid ARPU, offset by a decrease in inbound roaming revenue.

•         Postpaid customers on smartphone service plans increased to 55% as of June 30, 2014 compared to 46% as of June 30, 2013. In addition, smartphones represented 73% of all devices sold in 2014 compared to 64% in 2013.

•         Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings for equipment installment plans.  For the three months ended June 30, 2014, 15% of total smartphone sales to customers were made under an equipment installment plan.

The following financial information is presented for U.S. Cellular consolidated results:

•         Retail service revenues of $1,510.9 million decreased  $175.5 million, or 10%, in 2014 due to a decrease of 799,000 in the average number of customers  (including approximately 500,000 due to the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

•         Total additions to Property, plant and equipment were $233.5 million, including expenditures to deploy fourth generation Long-term Evolution (“4G LTE”) equipment, construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, and enhance billing and other customer management related systems and platforms. Total cell sites in service decreased 20% year-over-year to 6,183 primarily as a result of the NY1 & NY2 Deconsolidation and the deactivation of certain cell sites in the Divestiture Markets.

•         Operating income (loss) decreased $263.0 million, to a loss of $42.5 million in 2014. The (Gain) loss on license sales and exchanges and the (Gain) loss on sale of business and other exit costs contributed $108.9 million and $242.1 million to operating income in 2014 and 2013, respectively.  Without these items, operating income decreased $129.8 million due to lower service revenues and higher equipment subsidies, which were partially offset by lower system operations, selling, general and administrative, and depreciation, amortization and accretion expense.

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

•         Impacts of selling devices under equipment installment plans;

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

See “Results of Operations—U.S. Cellular.”

TDS Telecom

The Wireline and Cable segments seek to be the preferred telecommunications solutions providers in their chosen markets serving both residential and commercial customers by developing and delivering high-quality products through a superior network that meets or exceeds customers’ needs and to outperform the competition by maintaining superior customer service. TDS Telecom provides broadband, voice, and video services to residential customers through value-added bundling of products.  The commercial focus is to provide advanced IP-based voice and data services to small to medium sized businesses.  The HMS segment provides colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, sales and management of Information Technology (“IT”) infrastructure hardware solutions.

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

TDS Telecom’s financial results for the six months ended June 30, 2014 included the following:

•         Operating revenues increased $92.7 million or 21% to $533.3 million in 2014. The increase was due primarily to $97.3 million from acquisitions of Baja and MSN, partially offset by a $6.0 million decrease in Wireline Wholesale revenues.

•         Operating expenses increased $75.8 million or 18% to $496.0 million in 2014 due primarily to $96.9 million from acquisitions, partially offset by a $25.7 million decrease in Wireline expenses.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

•         Continued increases in competition from wireless and other wireline providers, cable providers, and technologies such as Voice over Internet Protocol (“VoIP”), DOCSIS 3.0 and higher, and fourth-generation (“4G”) mobile technology;

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

See “Results of Operations—TDS Telecom.”

Pro Forma Financial Information

Refer to TDS’ Form 8-K filed on August 2, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three and six months ended June 30, 2013, as if the transactions had occurred at the beginning of the period.

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

FCC Net Neutrality Proposal

In May 2014, the FCC issued a notice of proposed rulemaking seeking comments on revised net neutrality rules.  The revised proposed rules are substantially similar to rules adopted in 2010 that were vacated by a U.S. Court of Appeals in January 2014 (as described in our Form 10-K for the year ended December 31, 2013), except that they include certain changes intended to allow the revised proposed rules to be sustained considering the Court’s decision.  In particular, whereas the vacated rules prohibited fixed (i.e., cable and telephone) Internet Service Providers from engaging in “unreasonable discrimination” in transmitting internet traffic, the revised proposed rules would prohibit those carriers from engaging in “commercially unreasonable practices.”  The FCC is also considering applying that standard to wireless Internet Service Providers, which were not subject to the former “unreasonable discrimination” standard.  All types of Internet Service Providers previously were and would again be prohibited from “blocking” access to lawful Internet services, and remain subject to “transparency” requirements which were not vacated by the Court of Appeals.  The FCC also now proposes to “enhance” those transparency requirements to provide for greater disclosure of network management practices.  The FCC proceeding is currently pending, and we cannot predict the outcome of the proceeding.

FCC Spectrum Auction 97

The FCC has scheduled an auction of AWS-3 spectrum licenses, referred to as Auction 97, to begin on November 13, 2014.  U.S. Cellular evaluates opportunities to acquire additional spectrum in FCC auctions and may participate as a bidder or member of a bidding group.  If U.S. Cellular participates, information relating to this will be disclosed at a later time, subject to FCC rules.  In such event, applicable FCC anti-collusion rules will place certain restrictions on public disclosures and business communications with other companies relating to U.S. Cellular’s participation, commencing on the application deadline of September 12, 2014 until the down payment deadline for Auction 97, which will be the later of January 7, 2015 or ten business days after release of the auction closing public notice.  These anti-collusion rules, which could last three to four months or more, may restrict the normal conduct of U.S. Cellular’s disclosures and/or business communications by U.S. Cellular relating to the auction.  The restrictions could have an adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

RESULTS OF OPERATIONS — CONSOLIDATED
				Percentage
Six Months Ended June 30,	2014	2013	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,883,584	$2,076,876	$(193,292)	(9)%
TDS Telecom	533,266	440,521	92,745	21%
All other (1)	15,504	19,342	(3,838)	(20)%
Total operating revenues	2,432,354	2,536,739	(104,385)	(4)%
Operating expenses
U.S. Cellular	1,926,066	1,856,318	69,748	4%
TDS Telecom	496,007	420,198	75,809	18%
All other (1)(2)	38,686	(29,158)	67,844	>100%
Total operating expenses	2,460,759	2,247,358	213,401	9%
Operating income (loss)
U.S. Cellular	(42,482)	220,558	(263,040)	>(100)%
TDS Telecom	37,259	20,323	16,936	83%
All other (1)(2)	(23,182)	48,500	(71,682)	>(100)%
Total operating income (loss)	(28,405)	289,381	(317,786)	>(100)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	72,117	62,694	9,423	15%
Interest and dividend income	5,237	4,178	1,059	25%
Gain (loss) on investments	-	14,518	(14,518)	N/M
Interest expense	(56,605)	(48,247)	(8,358)	17%
Other, net	210	(351)	561	>100%
Total other income (expenses)	20,959	32,792	(11,833)	(36)%

Income before income taxes	(7,446)	322,173	(329,619)	>(100)%
Income tax expense	(2,014)	136,787	(138,801)	>(100)%

Net income (loss)	(5,432)	185,386	(190,818)	>(100)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(1,648)	27,890	(29,538)	>(100)%
Net income attributable to TDS shareholders	(3,784)	157,496	(161,280)	>(100)%
Preferred dividend requirement	(25)	(25)	-	-
Net income available to common shareholders	$(3,809)	$157,471	$(161,280)	>(100)%

Basic earnings per share attributable to TDS shareholders	$(0.04)	$1.45	$(1.49)	>(100)%

Diluted earnings per share attributable to TDS shareholders	$(0.04)	$1.44	$(1.48)	>(100)%

N/M - Percent change not meaningful

(1)	Consists of Non-Reportable Segment, corporate operations and intercompany eliminations between U.S. Cellular, TDS Telecom, the Non-Reportable Segment and corporate operations.

(2)

Due to the Airadigm Transaction, TDS recognized expenses of $13.1 million related to exit and disposal activities in 2014.  In 2013, TDS recognized an incremental gain of $53.5 million compared to U.S. Cellular upon closing of the Divestiture Transaction as a result of lower asset basis in the assets disposed.  See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information related to these transactions.

Operating revenues and expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating revenues and expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $39.6 million and $40.4 million to Equity in earnings of unconsolidated entities in 2014 and 2013, respectively.

On April 3, 2013, TDS deconsolidated the NY1 & NY2 Partnerships and began reporting them as equity method investments in its consolidated financial statements as of that date.  Equity in earnings of the NY1 & NY2 Partnerships was $13.7 million and $8.6 million in 2014 and 2013, respectively.  See Note 7 — Investments in Unconsolidated Entities in Notes to Consolidated Financial Statements for additional information.

Gain (loss) on investments

In 2013, in connection with the deconsolidation of the NY1 & NY2 Partnerships, TDS recognized a non-cash pre-tax gain of $14.5 million.

Interest expense

The increase in interest expense was due primarily to a decrease in capitalized interest related to network and systems projects.  Interest cost capitalized was $3.8 million and $12.1 million for 2014 and 2013, respectively.

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

	Six Months Ended
	June 30,
	2014	2013
(Dollars in thousands)
Net income (loss) attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$70	$23,111
Noncontrolling shareholders’ or partners’ (1)	(1,718)	4,779
	$(1,648)	$27,890

(1)	The decrease from 2013 to 2014 is due primarily to the elimination of the noncontrolling interest as a result of the NY1 & NY2 Deconsolidation on April 3, 2013.

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

As of or for Six Months Ended June 30,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,148,000	4,412,000
Gross additions	387,000	356,000
Net additions (losses)	(119,000)	(194,000)
ARPU(1)	$57.18	$54.80
Churn rate(2)	2.0%	1.9%
Smartphone penetration(3)	55.3%	45.5%
Prepaid
Total at end of period	352,000	381,000
Gross additions	150,000	181,000
Net additions (losses)	9,000	16,000
ARPU(1)	$33.18	$32.76
Churn rate(2)	6.7%	6.6%
Total customers at end of period	4,653,000	4,968,000
Billed ARPU(1)	$53.62	$51.15
Service revenue ARPU(1)	$60.23	$57.85
Smartphones sold as a percent of total devices sold	72.8%	63.7%
Total Population
Consolidated markets(4)	54,817,000	84,025,000
Consolidated operating markets(4)	31,729,000	31,822,000
Market penetration at end of period
Consolidated markets(5)	8.5%	5.9%
Consolidated operating markets(5)	14.7%	15.6%
Capital expenditures (000s)	$233,508	$286,907
Total cell sites in service	6,183	7,748
Owned towers	4,457	4,411

Summary Operating Data for U.S. Cellular Core Markets

Following is a table of summarized operating data for U.S. Cellular's Core Markets.  For comparability, Core Markets as presented here excludes the results of the Divestiture Markets and NY1 and NY2 Partnerships as of or for the six months ended June 30, 2013.

As of or for Six Months Ended June 30,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,148,000	4,412,000
Gross additions	387,000	341,000
Net additions (losses)	(119,000)	(86,000)
ARPU(1)	$57.18	$54.34
Churn rate(2)	2.0%	1.6%
Smartphone penetration(3)	55.3%	45.5%
Prepaid
Total at end of period	352,000	381,000
Gross additions	150,000	167,000
Net additions (losses)	9,000	39,000
ARPU(1)	$33.18	$32.36
Churn rate(2)	6.7%	5.8%
Total customers at end of period	4,653,000	4,968,000
Billed ARPU(1)	$53.62	$50.97
Service revenue ARPU(1)	$60.23	$57.52
Smartphones sold as a percent of total devices sold	72.8%	64.0%
Total Population
Consolidated markets(4)	54,817,000	84,025,000
Consolidated operating markets(4)	31,729,000	31,822,000
Market penetration at end of period
Consolidated markets(5)	8.5%	5.9%
Consolidated operating markets(5)	14.7%	15.6%
Capital expenditures (000s)	$233,508	$279,073
Total cell sites in service	6,183	6,113
Owned towers	3,892	3,846

(1)     ARPU metrics are calculated by dividing a revenue base by an average number of customers by the number of months in the period.  These revenue bases and customer populations are shown below:

a.       Postpaid ARPU consists of total postpaid service revenues and postpaid customers.

b.       Prepaid ARPU consists of total prepaid service revenues and prepaid customers.

c.        Billed ARPU consists of total retail service or “billed” revenues (total postpaid, prepaid and reseller service revenues) and postpaid, prepaid and reseller customers.

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

(4)     The decrease in the population of Consolidated markets is due primarily to the divestiture of the Mississippi Valley non-operating license in October 2013 and the majority of the St. Louis area non-operating market license in March 2014.  Total Population is used only to calculate market penetration of consolidated markets and consolidated operating markets, respectively. See footnote (5) below.

(5)     Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas.  The increase in penetration is due primarily to a lower denominator as a result of the license divestitures described in footnote (4) above.

Components of Operating Income

Six Months Ended June 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Retail service	$1,510,918	$1,686,399	$(175,481)	(10)%
Inbound roaming	107,706	130,907	(23,201)	(18)%
Other	78,462	90,009	(11,547)	(13)%
Service revenues	1,697,086	1,907,315	(210,229)	(11)%
Equipment sales	186,498	169,561	16,937	10%
Total operating revenues	1,883,584	2,076,876	(193,292)	(9)%

System operations (excluding Depreciation, amortization and accretion reported below)	367,738	408,566	(40,828)	(10)%
Cost of equipment sold	542,452	458,761	83,691	18%
Selling, general and administrative	799,816	824,207	(24,391)	(3)%
Depreciation, amortization and accretion	316,090	392,425	(76,335)	(19)%
(Gain) loss on asset disposals, net	8,827	14,452	(5,625)	(39)%
(Gain) loss on sale of business and other exit costs, net	(17,411)	(242,093)	224,682	93%
(Gain) loss on license sales and exchanges	(91,446)	-	(91,446)	N/M
Total operating expenses	1,926,066	1,856,318	69,748	4%
Operating income (loss)	$(42,482)	$220,558	$(263,040)	>(100)%

N/M - Not meaningful

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

Retail service revenues

Retail service revenues decreased by $175.5 million, or 10%, in 2014 to $1,510.9 million due to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

Billed ARPU increased to $53.62 in 2014 from $51.15 in 2013. This overall increase is due primarily to an increase in postpaid ARPU to $57.18 in 2014 from $54.80 in 2013, reflecting increases in smartphone adoption and corresponding revenues from data products and services.

U.S. Cellular expects continued pressure on retail service revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings offset to some degree by continued adoption of smartphones and data usage.  In addition, beginning in the second quarter of 2014, U.S. Cellular expanded its offerings of equipment installment plans.  To the extent that customers adopt these plans, U.S. Cellular expects an increase in equipment sales revenues.  In addition, certain of the equipment installment plans provide the customer with a reduction in the monthly access charge for the device; thus, to the extent that existing customers adopt such plans, U.S. Cellular expects a reduction in retail service revenues and ARPU.

Inbound roaming revenues

Inbound roaming revenues decreased by $23.2 million, or 18%, in 2014 to $107.7 million. The decrease was due primarily to a $17.6 million impact related to the Divestiture Transaction and NY1 & NY2 Deconsolidation.  The remaining decrease in the Core Markets was due to a decrease in rates and a decline in voice volume, partially offset by higher data usage.

Other revenues

Other revenues decreased by $11.5 million, or 13%, in 2014 compared to 2013, due primarily to a $14.2 million decrease in eligible telecommunications carriers (“ETC”) support.

Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s current ETC support is being phased down at the rate of 20% per year beginning July 1, 2012.  The Phase II Mobility Fund was not operational by July 2014.  Therefore, as provided by the Reform Order, the phase down is currently suspended and U.S. Cellular will continue to receive 60% of its baseline support until the Phase II Mobility Fund is operational.  At this time, U.S. Cellular cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings of equipment installment plans.  To the extent that customers adopt these plans, U.S. Cellular expects an increase in equipment sales revenues.  In addition, certain of the equipment installment plans provide the customer with a reduction in the monthly access charge for the device; thus, to the extent that existing customers adopt such plans, U.S. Cellular expects a reduction in retail service revenues and ARPU.

Equipment sales revenues increased $16.9 million, or 10%, in 2014 to $186.5 million.  In the Core Markets, equipment sales revenues increased by $24.6 million due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans), partially offset by the sale of fewer devices, primarily in the feature phone category.  The increase in equipment sales revenues in the Core Markets was partially offset by the effects of the Divestiture Transaction and the NY1 & NY2 Deconsolidation.

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

System operations expenses decreased $40.8 million, or 10%, to $367.7 million.  Key components of the net changes in System operations expense were as follows:

•         Customer usage expenses decreased by $24.4 million, or 19%, driven by impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation and decreases in network costs due to lower rates for long distance usage and lower fees for platform and content providers.

•         Maintenance, utility and cell site expenses decreased $13.2 million, or 7%, driven primarily by impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation and lower headcount, partially offset by costs related to 4G LTE support.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $3.2 million, or 4%, due primarily to the Divestiture Transaction and NY1 & NY2 Deconsolidation, lower voice usage and lower rates, offset by higher data roaming usage in the Core Markets.

U.S. Cellular expects system operations expenses to increase in the future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer usage, particularly data usage. However, these increases are expected to be offset to some extent by cost savings generated by shifting data traffic to the more efficient 4G LTE network from the 3G network.

Cost of equipment sold

Cost of equipment sold increased by $83.7 million, or 18%, in 2014 to $542.5 million. The increase was driven by a 36% increase in the average cost per device sold, which more than offset the impact of selling fewer devices. Average cost per device sold increased due to general customer preference for higher-priced 4G LTE smartphones. Smartphones sold as a percentage of total devices sold were 73% and 64% in 2014 and 2013, respectively.  The total number of devices sold decreased by 11%, partially due to the Divestiture Transaction.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $356.0 million and $289.2 million for 2014 and 2013, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers under the standard contract/subsidy model the industry has operated with for many years.  However, U.S. Cellular expects the introduction of the equipment installment plans to offset the increases in loss on equipment to some degree.

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

Key components of the $24.4 million, or 3%, decrease to $799.8 million were as follows:

•         Selling and marketing expense decreased by $7.0 million, or 2%, due primarily to the effects of the Divestiture Transaction and NY1 & NY2 Deconsolidation, offset by increases in advertising and commissions expenses.

•         General and administrative expense decreased by $17.4 million, or 4%, due primarily to the Divestiture Transaction and NY1 & NY2 Deconsolidation and lower consulting expenses related to the billing system conversion in the prior year, offset by an increase in bad debts expense.

Depreciation, amortization and accretion

Depreciation, amortization and accretion decreased $76.3 million, or 19%, in 2014 to $316.1 million due primarily to the higher amount of accelerated depreciation, amortization and accretion in the Divestiture Markets that occurred in 2013.  The impact of the acceleration was $13.1 million in 2014 compared to $88.3 million in 2013. The accelerated depreciation, amortization and accretion in the Divestiture Markets was completed in the first quarter of 2014.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2014 and 2013 due primarily to the write-off and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gain in both 2014 and 2013 resulted from the Divestiture Transaction.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges

The net gain in 2014 resulted from the sale of the St. Louis area non-operating market license and the license exchange in Milwaukee.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom provides broadband, video and voice telecommunications services and hosted and managed services in three reportable segments: Wireline, Cable and HMS.  TDS Telecom’s Wireline and Cable operations served 1,113,200 customer connections at June 30, 2014. TDS Telecom also provides hosted and managed services (“HMS”) under the OneNeck IT Solutions (“OneNeck”) brand, which provides colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, sales and management of Information Technology (“IT”) infrastructure hardware solutions.

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

The following table summarizes customer connections for TDS Telecom’s Wireline and Cable operations:

As of or for the six months ended June 30,		2014	2013	Change
Wireline
	Residential connections
	Voice (1)	346,100	364,100	(18,000)
	Broadband (2)	232,700	231,700	1,000
	IPTV (3)	18,200	10,500	7,700
	Wireline residential connections	597,000	606,300	(9,300)

	Total residential revenue per connection (4)	$40.92	$40.05	$0.87

	Commercial connections
	Voice (1)	206,200	229,100	(22,900)
	Broadband (2)	26,000	28,200	(2,200)
	managedIP (5)	133,300	112,000	21,300
	Wireline commercial connections	365,500	369,300	(3,800)

	Total Wireline connections	962,500	975,600	(13,100)

Cable				`
	Cable connections
	Video (6)	69,700
	Broadband (7)	63,200
	Voice (7)	17,800
	Cable connections	150,700

	Total residential revenue per connection (4)	$57.09

(1)	The individual circuit connecting customers to TDS Telecom’s central office facilities.

(2)	The number of customers provided high-capacity data circuits via various technologies, including DSL and dedicated internet circuit technologies.

(3)	The number of customers provided video services using IP networking technology.

(4)	Total residential revenue divided by the average number of total residential connections.

(5)	The number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.

(6)

Generally, a home or business receiving video programming counts as one video connection.  In counting bulk residential or commercial connections, such as an apartment building or a hotel, connections are counted based on the number of units/rooms within the building receiving service.

(7)	Broadband and voice connections reflect billable number of lines into a building for high speed data and voice services, respectively.

TDS Telecom

Components of Operating Income

				Percentage
Six Months Ended June 30,	2014	2013	Change	Change
(Dollars in thousands)
Operating revenues
Wireline	$358,214	$363,768	$(5,554)	(2)%
Cable	44,987	-	44,987	N/M
HMS	131,044	76,938	54,106	70%
Intra-company elimination	(979)	(185)	(794)	>(100)%
TDS Telecom operating revenues	533,266	440,521	92,745	21%

Operating expenses
Wireline	309,219	334,958	(25,739)	(8)%
Cable	44,420	-	44,420	N/M
HMS	143,347	85,425	57,922	68%
Intra-company elimination	(979)	(185)	(794)	>(100)%
TDS Telecom operating expenses	496,007	420,198	75,809	18%

TDS Telecom operating income	$37,259	$20,323	$16,936	83%

N/M - Not meaningful

Wireline Operations

Components of Operating Income
				Percentage
Six Months Ended June 30,	2014	2013	Change	Change
(Dollars in thousands)
Service revenues
Residential	$145,865	$145,915	$(50)	-
Commercial	115,452	114,253	1,199	1%
Wholesale	95,913	101,938	(6,025)	(6)%
Total service revenues	357,230	362,106	(4,876)	(1)%
Equipment and product sales	984	1,662	(678)	(41)%
Total operating revenues	358,214	363,768	(5,554)	(2)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	128,705	132,168	(3,463)	(3)%
Cost of equipment and products	964	2,104	(1,140)	(54)%
Selling, general and administrative	94,228	114,072	(19,844)	(17)%
Depreciation, amortization and accretion	84,563	87,216	(2,653)	(3)%
(Gain) loss on asset disposals, net	759	(602)	1,361	>100%
Total operating expenses	309,219	334,958	(25,739)	(8)%
Total operating income	$48,995	$28,810	$20,185	70%

Operating Revenues

Residential revenues consist of voice, data and video services to TDS Telecom’s Wireline residential customer base.

Residential revenues were unchanged from the prior year at $145.9 million in 2014.  Legacy voice connections declined by 5% decreasing revenues by $4.1 million, while IPTV connections grew 75% increasing revenues $2.7 million.  A 2% increase in average revenue per residential connection driven by price increases for broadband services, growth in customers opting for faster broadband speeds and growth in customers selecting higher tier IPTV packages increased revenues $2.1 million.

Commercial revenues consist of data and voice services and sales and installation of IP-based telecommunication systems to TDS Telecom’s Wireline commercial customer base.

Commercial revenues increased $1.2 million or 1% to $115.5 million in 2014.  A 25% growth in average managedIP connections and a 1% increase in average revenue per connection increased commercial revenue, offsetting decreases in revenue from declining legacy voice and data connections.

Wholesale revenues represent compensation from other carriers for utilizing TDS Telecom’s network infrastructure and regulatory recoveries.

Wholesale revenues decreased $6.0 million or 6% to $95.9 million.  Revenues received through inter-state and intra-state regulatory recovery mechanisms decreased $3.6 million.  Wholesale revenues declined $1.4 million due to a 12% reduction in minutes-of-use.

Operating Expenses

Cost of services (excluding Depreciation, amortization and accretion)

Cost of services decreased $3.5 million or 3% to $128.7 million in 2014. Employee expenses decreased by $2.4 million while reductions in costs of providing long-distance services and fewer promotional giveaways reduced expense by $2.9 million.  Charges related to the growth in IPTV increased cost of services $1.9 million.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $19.8 million or 17% to $94.2 million in 2014 due to cost control efforts.  Employee expenses decreased $11.1 million and consulting and IT maintenance charges decreased $2.5 million and $1.7 million, respectively.

Depreciation, amortization and accretion

Depreciation, amortization and accretion expense decreased $2.7 million or 3% to $84.6 million in 2014 due primarily to depreciation being fully recognized on some assets.

Cable Operations

Components of Operating Income

Six Months Ended June 30,	2014
(Dollars in thousands)
Service revenues
Residential	$36,475
Commercial	8,512
Total operating revenues	44,987

Cost of services (excluding Depreciation, amortization and accretion reported below)	22,349
Selling, general and administrative	12,663
Depreciation, amortization and accretion	8,918
(Gain) loss on asset disposals, net	490
Total operating expenses	44,420
Total operating income (loss)	$567

Operating Revenues

Residential revenues consist of video, broadband and voice services to TDS Telecom’s Cable residential customer base.

At June 30, 2014, residential customer connections were 107,200, generating revenues of $36.5 million in 2014.

Commercial revenues consist of video, broadband and voice services to TDS Telecom’s Cable commercial customer base.

At June 30, 2014, commercial customer connections were 43,500, generating revenues of $8.5 million in 2014.

Operating Expenses

Cost of services (excluding  Depreciation, amortization and accretion)

Cost of services (excluding Depreciation, amortization and accretion) of $22.3 million were incurred in 2014 primarily for programming costs and expenses related to the delivery and support of services.

Selling, general and administrative expenses

Selling, general and administrative expenses of $12.7 million were incurred primarily for product management, marketing, customer service, and general administration in 2014.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense was $8.9 million.  Amortization of the acquired customer list and trade name contributed $2.7 million to the expense in 2014.

HMS Operations

Components of Operating Income (Loss)
				Percentage
Six Months Ended June 30,	2014	2013	Change	Change
(Dollars in thousands)
Service revenues	$54,951	$45,205	$9,746	22%
Equipment and product sales	76,093	31,733	44,360	>100%
Total operating revenues	131,044	76,938	54,106	70%

Cost of services (excluding Depreciation, amortization and accretion reported below)	38,247	28,673	9,574	33%
Cost of equipment and products	64,342	26,326	38,016	>100%
Selling, general and administrative	27,211	19,282	7,929	41%
Depreciation, amortization and accretion	13,469	11,031	2,438	22%
(Gain) loss on asset disposals, net	78	113	(35)	(31)%
Total operating expenses	143,347	85,425	57,922	68%
Total operating income (loss)	$(12,303)	$(8,487)	$(3,816)	(45)%

Operating Revenues

Service revenues consist primarily of colocation, cloud computing and hosted managed services, application management, and installation and management of IT infrastructure hardware solutions.

Service revenues increased $9.7 million or 22% to $55.0 million in 2014. The acquisition of MSN in October of 2013 contributed $6.8 million of this increase with the remaining increase due primarily to growth in colocation, dedicated hosting, hosted application management and cloud computing services of $2.9 million or 8%.

Equipment and product sales revenues include revenues from sales of IT infrastructure hardware solutions.

Equipment and product sales revenues increased $44.4 million to $76.1 million in 2014 due to the acquisition of MSN.

Operating Expenses

Cost of services (excluding Depreciation, amortization and accretion)

Cost of services increased $9.6 million to $38.2 million in 2014 due primarily to $5.4 million from the acquisition of MSN and increases in employee related expenses, data center maintenance and software costs to support growth in customer services.

Cost of equipment and products

Cost of equipment and products  increased $38.0 million to $64.3 million in 2014 due to the acquisition of MSN.

Selling, general and administrative expense

Selling, general and administrative expense increased $7.9 million to $27.2 million in 2014 due primarily to $7.4 million from the acquisition of MSN.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $2.4 million to $13.5 million due to customer list amortization from the MSN acquisition and depreciation on capital additions.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

RESULTS OF OPERATIONS — CONSOLIDATED

Three Months Ended June 30,	2014	2013	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$957,773	$995,130	$(37,357)	(4)%
TDS Telecom	270,850	223,460	47,390	21%
All other (1)	7,769	9,576	(1,807)	(19)%
Total operating revenues	1,236,392	1,228,166	8,226	1%
Operating expenses
U.S. Cellular	1,008,080	776,038	232,042	30%
TDS Telecom	251,585	211,028	40,557	19%
All other (1)(2)	25,817	(41,127)	66,944	>100%
Total operating expenses	1,285,482	945,939	339,543	36%
Operating income (loss)
U.S. Cellular	(50,307)	219,092	(269,399)	>(100)%
TDS Telecom	19,265	12,432	6,833	55%
All other (1)(2)	(18,048)	50,703	(68,751)	>(100)%
Total operating income (loss)	(49,090)	282,227	(331,317)	>(100)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	34,790	35,605	(815)	(2)%
Interest and dividend income	2,751	2,600	151	6%
Gain (loss) on investments	-	14,518	(14,518)	N/M
Interest expense	(27,898)	(23,749)	(4,149)	17%
Other, net	50	(197)	247	>100%
Total investment and other income (expense)	9,693	28,777	(19,084)	(66)%

Income (loss) before income taxes	(39,397)	311,004	(350,401)	>(100)%
Income tax expense (benefit)	(13,671)	132,607	(146,278)	>(100)%

Net income (loss)	(25,726)	178,397	(204,123)	>(100)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(3,688)	22,320	(26,008)	>(100)%
Net income (loss) attributable to TDS shareholders	(22,038)	156,077	(178,115)	>(100)%
Preferred dividend requirement	(12)	(12)	-	-
Net income (loss) available to common shareholders	$(22,050)	$156,065	$(178,115)	>(100)%

Basic earnings (loss) per share attributable to TDS shareholders	$(0.20)	$1.44	$(1.64)	>(100)%

Diluted earnings (loss) per share attributable to TDS shareholders	$(0.20)	$1.42	$(1.62)	>(100)%

N/M - Percentage change not meaningful

(1)	Consists of Non-Reportable Segment, corporate operations and intercompany eliminations between U.S. Cellular, TDS Telecom, the Non-Reportable Segment and corporate operations.

(2)

Due to the Airadigm Transaction, TDS recognized expenses of $13.1 million related to exit and disposal activities in 2014.  In 2013, TDS recognized an incremental gain of $53.5 million compared to U.S. Cellular upon closing of the Divestiture Transaction as a result of lower asset basis in the assets disposed.  See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information related to these transactions.

Operating Revenues and Expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating Revenues and Expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the LA Partnership contributed $18.4 million and $19.8 million to Equity in earnings of unconsolidated entities in 2014 and 2013, respectively.

Gain (loss) on investments

Gain (loss) on investments in 2013 reflects a gain of $14.5 million as a result of TDS’ deconsolidation of NY1 & NY2 in April 2013.

Interest expense

The increase in interest expense was due primarily to a decrease in capitalized interest related to network and systems projects. Interest cost capitalized was $2.0 million and $6.4 million for 2014 and 2013, respectively.

Income tax expense (benefit)

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion overall effective tax rate on Income (loss) before income taxes.

Net income (loss) attributable to noncontrolling interests, net of tax

Net income (loss) attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income (loss) and the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income or loss.

	Three Months Ended
	June 30,
	2014	2013
(Dollars in thousands)
Net income (loss) attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$(3,014)	$22,340
Noncontrolling shareholders’ or partners’	(674)	(20)
	$(3,688)	$22,320

RESULTS OF OPERATIONS — U.S. CELLULAR

Components of Operating Income (Loss)

Three Months Ended June 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Retail service	$746,117	$802,408	$(56,291)	(7)%
Inbound roaming	57,580	65,033	(7,453)	(11)%
Other	39,776	43,525	(3,749)	(9)%
Service revenues	843,473	910,966	(67,493)	(7)%
Equipment sales	114,300	84,164	30,136	36%
Total operating revenues	957,773	995,130	(37,357)	(4)%

System operations (excluding Depreciation, amortization and accretion reported below)	187,131	192,267	(5,136)	(3)%
Cost of equipment sold	271,978	217,070	54,908	25%
Selling, general and administrative	404,252	404,127	125	-
Depreciation, amortization and accretion	148,337	202,580	(54,243)	(27)%
(Gain) loss on asset disposals, net	6,893	9,018	(2,125)	(24)%
(Gain) loss on sale of business and other exit costs, net	(10,511)	(249,024)	238,513	96%
Total operating expenses	1,008,080	776,038	232,042	30%
Operating income (loss)	$(50,307)	$219,092	$(269,399)	>(100)%

Operating Revenues

Retail service revenues

Retail service revenues decreased $56.3 million, or 7%, to $746.1 million in 2014 due primarily to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction) partially offset by an increase in billed ARPU.

Billed ARPU increased to $53.36 in 2014 compared to $50.60 in 2013. The overall increase is due primarily to an increase in postpaid ARPU to $56.82 in 2014 from $54.18 in 2013, reflecting increases in smartphone adoption and corresponding revenues from data products and services.

Inbound roaming revenues

Inbound roaming revenues decreased by $7.5 million, or 11%, to $57.6 million in 2014 compared to 2013. The decrease was due in part to a $3.4 million impact related to the Divestiture Transaction.  The remaining decrease in the Core Markets was due to a decrease in rates and a decline in voice volume, partially offset by higher data usage.

Other revenues

Other revenues decreased by $3.7 million, or 9%, to $39.8 million, due primarily to a $6.4 million decrease in ETC revenues.  ETC revenues decreased due to the phase down of USF support as described in Results of Operations – U.S. Cellular for the six months ended June 30, 2014.

Equipment sales revenues

Equipment sales revenues increased by $30.1 million, or 36%, in 2014 to $114.3 million. The increase was due primarily to activity in the Core Markets, which reflected an increase in the average revenue per device sold (including the impact of sales under equipment installment plans), partially offset by the sale of fewer devices, primarily in the feature phone category.  The increase in equipment sales revenues in the Core Markets was partially offset by the effects of the Divestiture Transaction.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the $5.1 million, or 3%, decrease to $187.1 million were as follows:

•         Customer usage expense decreased $6.8 million, or 11%, driven by the impacts of the Divestiture Transaction and lower fees for platform and content providers.

•         Maintenance, utility and cell site expenses decreased $1.1 million, or 1%, due primarily to the impacts of the Divestiture Transaction and lower headcount, partially offset by costs related to 4G LTE support.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $2.7 million, or 7%, due primarily to an increase in data usage, partially offset by a decrease in voice usage, lower rates, and the impacts of the Divestiture Transaction.

Cost of equipment sold

Cost of equipment sold increased by $54.9 million, or 25%, to $272.0 million in 2014 due primarily to an increase of 34% in the average cost per device sold due to general customer preference for higher-priced 4G LTE smartphones.  The increase in average cost per device sold was partially offset by fewer device sales in the Core Markets and impacts of the Divestiture Transaction.

Selling, general and administrative expenses

Selling, general and administrative expenses were essentially flat year over year.  Key components of Selling, general and administrative expenses were as follows:

•         Selling and marketing expense increased by $2.5 million, or 1%, due primarily to an increase in commission and personnel expenses, partially offset by the effects of the Divestiture Transaction.

•         General and administrative expense decreased by $2.4 million, or 1%, due primarily to the Divestiture Transaction and lower consulting expenses related to the billing system conversion in the prior year, offset by an increase in bad debts expense.

Depreciation, amortization and accretion

Depreciation, amortization and accretion decreased $54.2 million, or 27%, in 2014 to $148.3 million due primarily to the higher amount of accelerated depreciation, amortization and accretion in the Divestiture Markets that occurred in 2013. The impact of the acceleration was $50.3 million in 2013.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2014 and 2013 due primarily to the write-off and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gain in both 2014 and 2013 resulted from the Divestiture Transaction.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom

Components of Operating Income

Three months ended June 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Operating revenues
Wireline	$180,728	$182,193	$(1,465)	(1)%
Cable	22,484	-	22,484	N/M
HMS	67,936	41,374	26,562	64%
Intra-company elimination	(298)	(107)	(191)	>(100)%
TDS Telecom operating revenues	270,850	223,460	47,390	21%

Operating expenses
Wireline	154,835	165,943	(11,108)	(7)%
Cable	22,661	-	22,661	N/M
HMS	74,387	45,192	29,195	65%
Intra-company elimination	(298)	(107)	(191)	>(100)%
TDS Telecom operating expenses	251,585	211,028	40,557	19%

TDS Telecom operating income	$19,265	$12,432	$6,833	55%

N/M - Not meaningful

Wireline Operations

Components of Operating Income

Three months ended June 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Service revenues
Residential	$73,360	$72,911	$449	1%
Commercial	57,472	57,128	344	1%
Wholesale	49,465	51,389	(1,924)	(4)%
Total service revenues	180,297	181,428	(1,131)	(1)%
Equipment and product sales	431	765	(334)	(44)%
Total operating revenues	180,728	182,193	(1,465)	(1)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	64,305	65,729	(1,424)	(2)%
Cost of equipment and products	481	1,094	(613)	(56)%
Selling, general and administrative	47,708	56,692	(8,984)	(16)%
Depreciation, amortization and accretion	41,827	43,193	(1,366)	(3)%
(Gain) loss on asset disposals, net	514	(765)	1,279	>100%
Total operating expenses	154,835	165,943	(11,108)	(7)%
Total operating income	$25,893	$16,250	$9,643	59%

Operating Revenues

Residential revenues

Residential revenues grew 1% in 2014.  An increase in revenue resulting from a 2% growth in average revenue per residential connections was partially offset by a decrease in revenue from a 2% reduction in average residential connections.

Commercial revenues

Commercial revenues grew 1% to $57.5 million in 2014 due primarily to growth in managedIP revenues resulting from both a 22% increase in average managedIP connections and a 3% increase in average revenue per connection offsetting a decrease in revenue from a 10% decline in average voice connections.

Wholesale revenues

Wholesale revenues decreased $1.9 million or 4% to $49.5 million.  Wholesale revenues declined $0.7 million due to a 13% reduction in minutes-of-use.  Revenues received through inter-state and intra-state regulatory mechanisms decreased $0.8 million.

Operating Expenses

Cost of services (excluding Depreciation, amortization and accretion)

Cost of services decreased $1.4 million or 2% to $64.3 million in 2014.  Decreases in employee expenses, cost of providing long distance services and promotional giveaways were partially offset by increased costs associated with the provisioning of IPTV.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $9.0 million or 16% to $47.7 million in 2014 due to cost control efforts which decreased employee related expenses $5.1 million, consulting $1.3 million and IT maintenance charges $0.5 million.

Cable Operations

Components of Operating Income

Three months ended June 30,	2014
(Dollars in thousands)
Service revenues
Residential	$18,222
Commercial	4,262
Total operating revenues	22,484

Cost of services (excluding Depreciation, amortization and accretion reported below)	11,394
Selling, general and administrative	6,285
Depreciation, amortization and accretion	4,557
(Gain) loss on asset disposals, net	425
Total operating expenses	22,661
Total operating income (loss)	$(177)

Operating Revenues

Residential revenues

At June 30, 2014, residential customer connections were 107,200, generating revenues of $18.2 million in the quarter.

Commercial revenues

At June 30, 2014, commercial customer connections were 43,500, generating revenues of $4.3 million in the quarter.

Operating Expenses

Cost of services (excluding  Depreciation, amortization and accretion)

Cost of services (excluding Depreciation, amortization and accretion) of $11.4 million were incurred for programming costs and expenses related to the delivery and support of products in 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses of $6.3 million were incurred primarily for product management, marketing, customer service, and general administration in 2014.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense was $4.6 million in 2014.  Amortization of customer list and trade name contributed $1.4 million of this expense.

HMS Operations

Components of Operating Income
				Percentage
Three months ended June 30,	2014	2013	Change	Change
(Dollars in thousands)
Service revenues	$27,575	$23,205	$4,370	19%
Equipment and product sales	40,361	18,169	22,192	>100%
Total operating revenues	67,936	41,374	26,562	64%

Cost of services (excluding Depreciation, amortization and accretion reported below)	21,301	15,071	6,230	41%
Cost of equipment and products	33,875	15,114	18,761	>100%
Selling, general and administrative	12,376	9,361	3,015	32%
Depreciation, amortization and accretion	6,791	5,563	1,228	22%
(Gain) loss on asset disposals, net	44	83	(39)	(47)%
Total operating expenses	74,387	45,192	29,195	65%
Total operating income (loss)	$(6,451)	$(3,818)	$(2,633)	(69)%

Operating Revenues

Service revenues

Service revenues increased $4.4 million or 19% to $27.6 million in 2014. The acquisition of MSN contributed $3.3 million of this increase with the remaining increase due primarily to growth in colocation, dedicated hosting, hosted application management and cloud computing services of $1.3 million or 7%.

Equipment and product sales revenues

Equipment and product sales revenues increased $22.2 million to $40.4 million in 2014 due to the acquisition of MSN.

Operating Expenses

Cost of services (excluding Depreciation, amortization and accretion)

Cost of services increased $6.2 million to $21.3 million in 2014 due to $2.6 million from the acquisition of MSN and increases in employee related expenses, data center maintenance and software costs to support growth in customer services.

Cost of equipment and products

Cost of equipment and products increased $18.8 million to $33.9 million in 2014 due to the acquisition of MSN.

Selling, general and administrative expense

Selling, general and administrative expense increased $3.0 million to $12.4 million in 2014 due to the acquisition of MSN.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $1.2 million to $6.8 million due to customer list amortization from the MSN acquisition and depreciation on capital additions.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and disposition of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS' cash flow activities for the six months ended June 30, 2014 and 2013.

	2014	2013
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$315,642	$521,492
Investing activities	(218,963)	110,696
Financing activities	(51,833)	(126,254)
Net increase in cash and cash equivalents	$44,846	$505,934

Cash Flows from Operating Activities

Cash flows from operating activities were $315.6 million in 2014 and $521.5 million in 2013.  This decrease was due primarily to lower earnings excluding gains recognized on sale of business and license sales and exchanges.  Also contributing to this decrease were changes in Accounts payable balances driven primarily by payment timing differences related to operating expenses and device purchases.  The above decreases in Cash flows from operating activities were partially offset by a decrease in inventory levels and a decrease in Accounts receivable balances in 2014.  The decrease in Accounts receivable balances was driven by the high receivables at December 31, 2013 resulting from the conversion to a new U.S. Cellular billing system in the third quarter of 2013, and the subsequent decrease of Accounts receivable balances to more normal levels during 2014.  This decrease in Accounts receivable balances during 2014 was partially offset by increases in equipment installment plan receivables at U.S. Cellular.

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

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures) totaled $313.3 million in 2014 and $356.2 million in 2013. Cash used for additions to property, plant and equipment is reported in the Consolidated Statement of Cash Flows and excludes amounts accrued in Accounts receivable and Accounts payable for capital expenditures at June 30, 2014 and includes amounts received and/or paid in the current period that were accrued at December 31, 2013.  Cash used for additions to property, plant and equipment totaled $339.9 million in 2014 and $384.3 million in 2013. See “Capital Expenditures” in Liquidity and Capital Resources below for additional information on capital expenditures.

Cash payments for acquisitions for the six months ended June 30, 2014 and 2013 were as follows:

Cash Payment for Acquisitions	2014	2013
(Dollars in thousands)
U.S. Cellular licenses	$17,245	$14,150
TDS Telecom HMS business	(442)	-
TDS Telecom cable business	1,878	-
Total	$18,681	$14,150

Cash amounts paid for the acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

Cash received from divestitures in 2014 and 2013 was as follows.

Cash Received from Divestitures	2014	2013
(Dollars in thousands)
U.S. Cellular licenses	$91,789	$-
U.S. Cellular businesses	34,116	480,000
Total	$125,905	$480,000

See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these divestitures.

TDS realized proceeds of $10.0 million and $15.0 million related to the maturities of certain of its investments in U.S. Treasury Notes in 2014 and 2013, respectively.

Cash Flows from Financing Activities

Cash flows from financing activities include proceeds from and repayments of short-term and long-term debt, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.

In 2014, TDS repurchased Common Shares for $20.1 million.  TDS did not repurchase any Common Shares in 2013. Payments for repurchases of U.S. Cellular Common Shares required $8.3 million and $18.4 million in 2014 and 2013, respectively. See Note 10 — Common Share Repurchases in the Notes to Consolidated Financial Statements for additional information related to these transactions.

U.S. Cellular did not pay any dividends in 2014.  On June 25, 2013, U.S. Cellular paid a special cash dividend of $5.75 per share, for an aggregate amount of $482.3 million, to all holders of U.S. Cellular Common Shares and Series A Common Shares.  Of the $482.3 million paid, TDS received $407.1 million while external shareholders received $75.2 million.  The cash paid to external shareholders is presented as U.S. Cellular dividends paid to noncontrolling public shareholders on the Consolidated Statement of Cash Flows.

Adjusted Free Cash Flow

The following table presents Adjusted free cash flow. Adjusted free cash flow is defined as Cash flows from operating activities, as adjusted for cash proceeds from the Sprint Cost Reimbursement (which are included in Cash flows from investing activities in the Consolidated Statement of Cash Flows), less Cash used for additions to property, plant and equipment. Adjusted free cash flow is a non-GAAP financial measure which TDS believes may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations (including cash proceeds from the Sprint Cost Reimbursement), after Cash used for additions to property, plant and equipment.  The prior manner of calculating free cash flow has been adjusted to include the Sprint Cost Reimbursement.  The reason for this is that the Sprint decommissioning cash outflows are included in “Cash flows from operating activities,” but the reimbursements from Sprint related to those outflows are not included in this caption.

Six Months Ended June 30,	2014	2013
(Dollars in thousands)
Cash flows from operating activities	$315,642	$521,492
Add: Sprint Cost Reimbursement (1)	34,116	-
Less: Cash used for additions to property, plant and equipment	339,907	384,281
Adjusted free cash flow	$9,851	$137,211

(1)	See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to the Sprint Cost Reimbursement.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Adjusted free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

TDS believes that existing cash and investment balances, funds available under its revolving credit facilities and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for TDS to meet its normal financing needs for the foreseeable future.  However, these sources may not be adequate to fund future expenditures, including spectrum license auctions and acquisitions, that the companies could potentially elect to make.  It may be necessary to increase the size of the existing revolving credit facilities, to put in place new facilities, or to obtain other forms of financing in order to fund these potential expenditures.  To the extent that sufficient funds are not available to TDS or its subsidiaries on terms or at prices acceptable to TDS, it could require TDS to reduce its construction, development and acquisition programs.

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

The following table summarizes TDS’ and U.S. Cellular’s cash and investments as of June 30, 2014.

(Dollars in thousands)	TDS	U.S. Cellular (1)
Cash and cash equivalents	$874,860	$404,058
Short-term investments	$40,035	$40,035

(1)	Also included as a component of the TDS column.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At June 30, 2014, the majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

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

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At June 30, 2014, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

In April 2014, two of the nationally recognized credit rating agencies downgraded the TDS and U.S. Cellular corporate and senior debt credit ratings.  In July 2014, one of the nationally recognized credit rating agencies downgraded the TDS and U.S. Cellular corporate and senior debt credit ratings.  After these downgrades, two of the nationally recognized credit rating agencies rated TDS and U.S. Cellular at sub-investment grade.  One of the nationally recognized credit rating agencies rated TDS and U.S. Cellular at investment grade.

TDS’ and U.S. Cellular’s interest cost on their revolving credit facilities may be subject to increase if their current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised.  The April and July 2014 downgrades will increase the commitment fee on the revolving credit facilities by 0.075% per annum.  The downgrades also will increase the interest rate on any borrowings by 0.25% per annum.  The credit facilities do not cease to be available nor do the maturity dates accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating.  However, downgrades in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew the credit facilities or obtain access to other credit facilities in the future.

The following table summarizes the terms of such revolving credit facilities as of June 30, 2014:

(Dollars in millions)	TDS	U.S. Cellular
Maximum borrowing capacity	$400.0	$300.0
Letters of credit outstanding	$0.3	$17.5
Amount borrowed	$-	$-
Amount available for use	$399.7	$282.5
Agreement date	December 2010	December 2010
Maturity date	December 2017	December 2017

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe that they were in compliance as of June 30, 2014 with all of the financial covenants and requirements set forth in their revolving credit facilities.

As more fully described on TDS’ Form 8-K dated July 24, 2014, to provide for additional financial flexibility, TDS and U.S. Cellular entered into amendments to the revolving credit facilities agreements which increased the Consolidated Leverage Ratio (the ratio of Consolidated Funded Indebtedness to Consolidated Earnings before interest, taxes, depreciation and amortization (“EBITDA”)) that the companies are required to maintain.  Beginning July 1, 2014, TDS and U.S. Cellular are required to maintain the Consolidated Leverage Ratio at a level not to exceed 3.75 to 1.00 for the period of the four fiscal quarters most recently ended (this was 3.00 to 1.00 prior to July 1, 2014).  The terms of the amendment decrease the maximum permitted Consolidated Leverage Ratio beginning January 1, 2016, with further decreases effective July 1, 2016 and January 1, 2017 (and will return to 3.00 to 1.00 at that time).  For the twelve months ended June 30, 2014, the actual Consolidated Leverage Ratio was 2.36 to 1.00.  Future changes in TDS’ and U.S. Cellular’s financial condition could negatively impact their ability to meet the financial covenants and requirements in their revolving credit facilities agreements.  TDS also has certain other non-material credit facilities from time to time.

Long-Term Financing

There were no material changes to Long-Term Financing as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2013.

TDS and its subsidiaries’ long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes that it and its subsidiaries were in compliance as of June 30, 2014 with all financial covenants and other requirements set forth in its long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2014 and the next four years represent less than 1% of the total long-term debt obligation at June 30, 2014.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2013 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.

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

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2013 and June 30, 2014 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2013.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2013.  There were no material changes to TDS’ application of critical accounting policies and estimates during the six months ended June 30, 2014.

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

•         TDS offers customers the option to purchase certain devices under installment contracts, which could result in higher churn and higher bad debts expense.

•         TDS’ system infrastructure may not be capable of supporting changes in technologies and services expected by customers, which could result in a loss of existing customers and revenues and impair TDS' ability to add new customers and revenues.

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

•         A significant portion of TDS’ wireless revenues is derived from customers who buy services through independent agents and third-party national retailers who market TDS’ services on a commission basis. If TDS’ relationships with these agents or third-party national retailers are seriously harmed, its business, financial condition or results of operations could be adversely affected.

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

•         Changes in facts or circumstances, including new or additional information that affects the calculation of potential liabilities for contingent obligations under guarantees, indemnities, claims, litigation or otherwise, could require TDS to record charges in excess of amounts accrued in the financial statements, which could have an adverse effect on TDS’ business, financial condition or results of operations.

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2014.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2014, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting are updated as necessary to accommodate modifications to our business processes and accounting procedures.  There have been no changes in TDS’ internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2013.  There have been no material changes to such information since December 31, 2013.

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2013, may not be the only risks that could affect TDS.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.  Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

TDS offers customers the option to purchase certain devices under installment contracts, which could result in higher churn and higher bad debts expense.

Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings of equipment installment plans.  Such plans offer customers the option to purchase certain devices under installment contracts over a period of up to 24 months.  U.S. Cellular expects that sales of devices under these plans, when compared to sales of devices made under the traditional subsidy model, will reduce retail service revenue and ARPU but increase equipment revenue.  Compared to equipment sales made under the traditional subsidy model, these equipment installment plans involve different considerations regarding marketing, sales, customer retention and renewal, device replacement, customer churn, cash flows, accounting and other business considerations, including business risks.  U.S. Cellular does not have significant experience in these new plans or a sufficient history to determine how these plans will affect U.S. Cellular’s business, financial position or results of operations.  In particular, customers on such plans can discontinue their service at any time without penalty, other than the obligation of any residual commitment they may have for unpaid service or for amounts due under the installment contract for the device.  U.S. Cellular could experience reduced revenues and increased marketing costs to acquire new customers if it experiences an increase in churn, which could reduce its margins and operational and financial performance.  In addition, customers who purchase their devices through equipment installment plans have the option to pay for their devices in installments over a period of up to 24 months. As a result, these plans subject U.S. Cellular to increased risks relating to consumer credit, which could result in an increase in bad debts expense. These plans may be particularly sensitive to changes in general economic conditions and declines in the credit quality of customers.  There is no assurance that such plans will not have an adverse effect on TDS’ business, financial position or results of operations.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2014	132,529	$26.49	132,529	$232,953,656
May 1 – 31, 2014	247,575	27.08	247,575	226,250,171
June 1 – 30, 2014	270,524	26.02	270,524	219,211,717
Total for or as of the end of the quarter ended June 30, 2014	650,628	$26.52	650,628	$219,211,717

The following is additional information with respect to the Common Share authorization:

i.         The date the program was announced was August 2, 2013 by Form 8-K.

ii.        The amount approved was up to $250 million in aggregate purchase price of TDS Common Shares.

iii.      The program does not have an expiration date.

iv.      The authorization did not expire during the second quarter of 2014.

v.       TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2014.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the second quarter of 2014 and had no borrowings outstanding under their revolving credit facilities as of June 30, 2014.

A description of TDS’ revolving credit facility is included under Item 1.01 in TDS’ Current Report on Form 8-K dated December 17, 2010, as such description is amended by Item 1.01 in TDS’ Current Report on Form 8-K dated July 24, 2014, and is incorporated by reference herein.

A description of U.S. Cellular’s revolving credit facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010, as such description is amended by Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated July 24, 2014, and is incorporated by reference herein.

Item 6.  Exhibits.

Exhibit 4.1 — Third Amendment dated July 24, 2014 to TDS Revolving Credit Agreement dated December 17, 2010, is hereby incorporated by reference to TDS’ Current Report on Form 8-K dated July 24, 2014.

Exhibit 4.2 — Third Amendment dated July 24, 2014 to U.S. Cellular Revolving Credit Agreement dated December 17, 2010, is hereby incorporated by reference to U.S. Cellular’s Current Report on Form 8-K dated July 24, 2014.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 1, 2014	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	August 1, 2014	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Controller (principal financial officer and principal accounting officer)