Form 10-Q
period 2014-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2014-10-31
CIK 1051512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	 Non-accelerated filer		Smaller reporting company	

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at September 30, 2014
Common Shares, $0.01 par value			100,708,894 Shares
Series A Common Shares, $0.01 par value			7,194,724 Shares

Part I. Financial Information
Item 1. Financial Statements

Telephone and Data Systems, Inc. Consolidated Statement of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2014	2013	2014	2013
Operating revenues
Service	$1,081,472	$1,079,157	$3,233,893	$3,393,720
Equipment and product sales	198,551	101,823	478,484	323,999
Total operating revenues	1,280,023	1,180,980	3,712,377	3,717,719

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	297,183	267,337	859,629	842,301
Cost of equipment and products	349,209	213,948	968,867	714,607
Selling, general and administrative	465,014	476,864	1,399,585	1,434,487
Depreciation, amortization and accretion	205,529	255,295	635,015	751,575
Loss on impairment of assets	84,000	-	84,000	-
(Gain) loss on asset disposals, net	9,293	2,155	19,626	16,090
(Gain) loss on sale of business and other exit costs, net	(4,790)	(1,534)	(9,079)	(297,637)
(Gain) loss on license sales and exchanges	-	-	(91,446)	-
Total operating expenses	1,405,438	1,214,065	3,866,197	3,461,423

Operating income (loss)	(125,415)	(33,085)	(153,820)	256,296

Investment and other income (expense)
Equity in earnings of unconsolidated entities	36,081	37,609	108,198	100,303
Interest and dividend income	4,526	2,507	9,763	6,685
Gain (loss) on investments	-	-	-	14,518
Interest expense	(27,170)	(24,961)	(83,775)	(73,208)
Other, net	69	145	279	(206)
Total investment and other income	13,506	15,300	34,465	48,092

Income (loss) before income taxes	(111,909)	(17,785)	(119,355)	304,388
Income tax expense (benefit)	9,290	(6,731)	7,276	130,056
Net income (loss)	(121,199)	(11,054)	(126,631)	174,332
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(5,169)	(1,542)	(6,817)	26,348
Net income (loss) attributable to TDS shareholders	(116,030)	(9,512)	(119,814)	147,984
TDS Preferred dividend requirement	(12)	(12)	(37)	(37)
Net income (loss) available to common shareholders	$(116,042)	$(9,524)	$(119,851)	$147,947

Basic weighted average shares outstanding	108,252	108,571	108,650	108,405
Basic earnings (loss) per share attributable to TDS shareholders	$(1.07)	$(0.09)	$(1.10)	$1.36

Diluted weighted average shares outstanding	108,252	108,571	108,650	108,993
Diluted earnings (loss) per share attributable to TDS shareholders	$(1.07)	$(0.09)	$(1.10)	$1.35

Dividends per share to TDS shareholders	$0.1340	$0.1275	$0.4020	$0.3825

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income (loss)	$(121,199)	$(11,054)	$(126,631)	$174,332
Net change in accumulated other comprehensive income (loss)
Change in net unrealized gain (loss) on equity investments	-	-	341	51
Change in foreign currency translation adjustment	38	(34)	17	(19)
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(911)	(900)	(2,733)	(2,703)
Amortization of unrecognized net loss	322	602	966	1,806
	(589)	(298)	(1,767)	(897)
Change in deferred income taxes	224	114	671	341
Change related to retirement plan, net of tax	(365)	(184)	(1,096)	(556)
Net change in accumulated other comprehensive income (loss)	(327)	(218)	(738)	(524)
Comprehensive income (loss)	(121,526)	(11,272)	(127,369)	173,808
Less: Comprehensive income (loss) attributable to noncontrolling interest	(5,169)	(1,542)	(6,817)	26,348
Comprehensive income (loss) attributable to TDS shareholders	$(116,357)	$(9,730)	$(120,552)	$147,460

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities
Net income (loss)	$(126,631)	$174,332
Add (deduct) adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation, amortization and accretion	635,015	751,575
Bad debts expense	79,218	56,693
Stock-based compensation expense	25,715	21,867
Deferred income taxes, net	(33,242)	(30,748)
Equity in earnings of unconsolidated entities	(108,198)	(100,303)
Distributions from unconsolidated entities	74,864	51,879
Loss on impairment of assets	84,000	-
(Gain) loss on asset disposals, net	19,626	16,090
(Gain) loss on sale of business and other exit costs, net	(9,079)	(297,637)
(Gain) loss on investments	-	(14,518)
(Gain) loss on license sales and exchanges	(91,446)	-
Noncash interest expense	1,584	1,498
Other operating activities	13	575
Changes in assets and liabilities from operations
Accounts receivable	(7,879)	(216,700)
Inventory	52,078	11,114
Accounts payable	11,034	33,312
Customer deposits and deferred revenues	37,834	21,883
Accrued taxes	14,307	41,838
Accrued interest	9,105	9,451
Other assets and liabilities	(171,707)	(94,301)
	496,211	437,900

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(553,718)	(631,370)
Cash paid for acquisitions and licenses	(284,089)	(280,383)
Cash received from divestitures	151,369	484,300
Cash received for investments	10,000	80,000
Other investing activities	5,598	13,860
	(670,840)	(333,593)

Cash flows from financing activities
Repayment of long-term debt	(819)	(1,196)
TDS Common Shares reissued for benefit plans, net of tax payments	486	7,537
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	1,150	2,840
Repurchase of TDS Common Shares	(31,293)	(5,813)
Repurchase of U.S. Cellular Common Shares	(14,698)	(18,544)
Dividends paid to TDS shareholders	(43,575)	(41,430)
U.S. Cellular dividends paid to noncontrolling public shareholders	-	(75,235)
Distributions to noncontrolling interests	(439)	(3,447)
Other financing activities	6,870	1,589
	(82,318)	(133,699)

Net decrease in cash and cash equivalents	(256,947)	(29,392)

Cash and cash equivalents
Beginning of period	830,014	740,481
End of period	$573,067	$711,089

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	September 30, 2014	December 31, 2013
Current assets
Cash and cash equivalents	$573,067	$830,014
Short-term investments	40,014	50,104
Accounts receivable
Due from customers and agents, less allowances of $41,129 and $63,690, respectively	500,168	551,611
Other, less allowances of $2,278 and $1,914, respectively	152,319	179,503
Inventory, net	193,694	244,560
Net deferred income tax asset	100,951	106,077
Prepaid expenses	89,243	87,920
Income taxes receivable	10,522	2,397
Other current assets	31,884	35,151
	1,691,862	2,087,337

Assets held for sale	68,288	16,027

Investments
Licenses	1,400,808	1,423,779
Goodwill	783,280	836,843
Franchise rights	238,950	123,668
Other intangible assets, net of accumulated amortization of $127,804 and $112,752, respectively	70,075	71,454
Investments in unconsolidated entities	335,448	301,772
Other investments	543	641
	2,829,104	2,758,157
Property, plant and equipment
In service and under construction	11,333,716	11,239,804
Less: Accumulated depreciation	7,497,248	7,361,660
	3,836,468	3,878,144

Other assets and deferred charges	214,826	164,482

Total assets	$8,640,548	$8,904,147

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	September 30, 2014	December 31, 2013
Current liabilities
Current portion of long-term debt	$862	$1,646
Accounts payable	469,193	496,069
Customer deposits and deferred revenues	330,789	289,445
Accrued interest	15,750	6,673
Accrued taxes	87,474	70,518
Accrued compensation	100,297	115,031
Other current liabilities	153,142	212,374
	1,157,507	1,191,756

Deferred liabilities and credits
Net deferred income tax liability	823,172	862,975
Other deferred liabilities and credits	455,360	458,709

Long-term debt	1,718,701	1,720,074

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	1,007	536

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 132,740 shares (7,195 Series A Common and 125,545 Common Shares) and 132,711 shares (7,166 Series A Common and 125,545 Common Shares), respectively
Outstanding 107,904 shares (7,195 Series A Common and 100,709 Common Shares) and 108,757 shares (7,166 Series A Common and 101,591 Common Shares), respectively
Par Value ($.01 per share) ($72 Series A Common and $1,255 Common Shares)	1,327	1,327
Capital in excess of par value	2,329,674	2,308,807
Treasury shares at cost:
24,836 and 23,954 Common Shares, respectively	(746,660)	(721,354)
Accumulated other comprehensive loss	(1,307)	(569)
Retained earnings	2,366,237	2,529,626
Total TDS shareholders' equity	3,949,271	4,117,837

Preferred shares	824	824
Noncontrolling interests	534,706	551,436

Total equity	4,484,801	4,670,097

Total liabilities and equity	$8,640,548	$8,904,147

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2013	$1,327	$2,308,807	$(721,354)	$(569)	$2,529,626	$4,117,837	$824	$551,436	$4,670,097
Add (Deduct)
Net income (loss) attributable to TDS shareholders	-	-	-	-	(119,814)	(119,814)	-	-	(119,814)
Net income (loss) attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	(7,209)	(7,209)
Net unrealized gain (loss) on equity investments	-	-	-	341	-	341	-	-	341
Change in foreign currency translation adjustment	-	-	-	17	-	17	-	-	17
Change related to retirement plan	-	-	-	(1,096)	-	(1,096)	-	-	(1,096)
TDS Common and Series A Common Share dividends	-	-	-	-	(43,538)	(43,538)	-	-	(43,538)
TDS Preferred dividend requirement	-	-	-	-	(37)	(37)	-	-	(37)
Repurchase of Common Shares	-	-	(31,794)	-	-	(31,794)	-	-	(31,794)
Dividend reinvestment plan	-	2,119	5,268	-	-	7,387	-	-	7,387
Incentive and compensation plans	-	(303)	1,220	-	-	917	-	-	917
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	9,831	-	-	-	9,831	-	(9,004)	827
Stock-based compensation awards	-	9,821	-	-	-	9,821	-	-	9,821
Tax windfall (shortfall) from stock awards	-	(601)	-	-	-	(601)	-	-	(601)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(517)	(517)
September 30, 2014	$1,327	$2,329,674	$(746,660)	$(1,307)	$2,366,237	$3,949,271	$824	$534,706	$4,484,801

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Non controlling Interests	Total Equity
December 31, 2012	$1,327	$2,304,122	$(750,099)	$(8,132)	$2,464,318	$4,011,536	$825	$643,966	$4,656,327
Add (Deduct)
Net income (loss) attributable to TDS shareholders	-	-	-	-	147,984	147,984	-	-	147,984
Net income (loss) attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	26,301	26,301
Net unrealized gain (loss) on equity investments	-	-	-	51	-	51	-	-	51
Change in foreign currency translation adjustment	-	-	-	(19)	-	(19)	-	-	(19)
Change related to retirement plan	-	-	-	(556)	-	(556)	-	-	(556)
TDS Common and Series A Common Share dividends	-	-	-	-	(41,393)	(41,393)	-	-	(41,393)
TDS Preferred dividend requirement	-	-	-	-	(37)	(37)	-	-	(37)
U.S. Cellular dividends paid to noncontrolling public shareholders	-	-	-	-	-	-	-	(75,235)	(75,235)
Repurchase of Common Shares	-	-	(5,813)	-	-	(5,813)		-	(5,813)
Dividend reinvestment plan	-	671	11,751	-	(5,964)	6,458	-	-	6,458
Incentive and compensation plans	-	532	16,584	-	(9,143)	7,973	-	-	7,973
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	(2,399)	-	-	-	(2,399)	-	(4,462)	(6,861)
Stock-based compensation awards	-	10,381	-	-	-	10,381	-	-	10,381
Tax windfall (shortfall) from stock awards	-	(1,002)	-	-	-	(1,002)	-	-	(1,002)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3,447)	(3,447)
Adjust investment in subsidiaries for noncontrolling interest purchases	-	(10,322)	-	-	-	(10,322)	-	5,294	(5,028)
Deconsolidation of partnerships	-	-	-	-	-	-	-	(43,770)	(43,770)
September 30, 2013	$1,327	$2,301,983	$(727,577)	$(8,656)	$2,555,765	$4,122,842	$825	$548,647	$4,672,314

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

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 are U.S. Cellular, TDS Telecom’s Wireline, Cable and Hosted and Managed Services (“HMS”) operations, and the Non-Reportable Segment which includes TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc. (“Suttle-Straus”) and TDS’ wholly-owned subsidiary, Airadigm Communications, Inc. (“Airadigm”).  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 11 — Business Segment Information for summary financial information on each business segment.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of September 30, 2014 and December 31, 2013, and the results of operations and changes in comprehensive income for the three and nine months ended September 30, 2014 and 2013 and cash flows and changes in equity for the nine months ended September 30, 2014 and 2013. These results are not necessarily indicative of the results to be expected for the full year.

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

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in financial statements.  TDS is required to adopt the provisions of ASU 2014-15 effective January 1, 2017, but early adoption is permitted.  The adoption of ASU 2014-15 is not expected to impact TDS’ financial position or results of operations.

Equipment Installment Plans

U.S. Cellular offers customers the option to purchase certain devices under installment contracts over a period of up to 24 months.  Equipment revenue under these contracts is recognized at the time the device is delivered to the end-user customer for the selling price of the device, net of any deferred imputed interest or guarantee liability, if applicable.  For certain installment plans, after a specified period of time, the customer may have the right to upgrade to a new device and have the remaining unpaid installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  U.S. Cellular values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device, the customer’s estimated remaining installment contract balance at the time of trade-in and the fair value of the device being traded-in at the time of trade-in.  As of September 30, 2014, the short-term guarantee liability and imputed interest liability related to equipment installment plans of $42.2 million is recorded in Customer deposits and deferred revenues in the Consolidated Balance Sheet and the long-term imputed interest liability related to equipment installment plans of $2.4 million is recorded in Other deferred liabilities and credits in the Consolidated Balance Sheet.  As of September 30, 2014, unbilled short-term equipment installment plan receivables of $68.6 million are included in Accounts receivable – customers and agents in the Consolidated Balance Sheet and unbilled long-term equipment installment plan receivables of $60.0 million are included in Other assets and deferred charges in the Consolidated Balance Sheet.

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

Amounts Collected from Customers and Remitted to Governmental Authorities

If a tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority, then amounts collected from customers and remitted to governmental authorities are recorded on a net basis within a tax liability account in the Consolidated Balance Sheet.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $27.4 million and $86.5 million for the three and  nine months ended September 30, 2014, respectively, and $31.6 million and $99.0 million for the three and nine months ended September 30, 2013, respectively.

2.   Fair Value Measurements

With the exception of HMS Goodwill as of September 30, 2014 (as discussed in footnote (1) to the below table), TDS did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP as of September 30, 2014 and December 31, 2013. TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	September 30, 2014			December 31, 2013
		Book Value	Fair Value	Total Gains (Losses)	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$573,067	$573,067		$830,014	$830,014
Short-term investments
U.S. Treasury Notes	1	40,014	40,014		50,104	50,104
Long-term debt
Retail	1	1,178,250	1,160,925		1,178,250	1,048,010
Institutional and other	2	537,568	539,805		537,454	512,635
HMS Goodwill (1)	3	34,830	34,830	(84,000)	-	-

(1)

Goodwill with a carrying amount of $118.8 million was written down to its implied fair value of $34.8 million, resulting in an impairment charge of $84.0 million, which was recorded in Loss on impairment of assets in the Consolidated Statement of Operations in the third quarter of 2014. See Note 6 — Intangible Assets for additional information.

Short-term investments are designated as held-to-maturity investments and recorded at amortized cost in the Consolidated Balance Sheet.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular's 6.95% Senior Notes.  TDS’ institutional debt includes U.S. Cellular’s 6.7% Senior Notes which are traded over the counter. TDS estimated the fair value of its institutional and other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.00% to 6.85% at September 30, 2014.

3.   Income Taxes

TDS’ overall effective tax rates on Income (loss) before income taxes for the three and nine months ended September 30, 2014 were not meaningful, and for the three and nine months ended September 30, 2013 were 37.8% and 42.7%, respectively.

The effective tax rates for the three and nine months ended September 30, 2014 were negative and not meaningful due to the impact of several items on tax expense, including:

•         A $40.8 million tax expense related to a valuation allowance recorded against certain state deferred tax assets.  In each interim period, TDS evaluates the available positive and negative evidence to assess whether deferred tax assets are realizable, on a more likely than not basis.  In the three months ended September 30, 2014, based on revised forecasts of future state income, TDS concluded that the negative evidence related to the realization of certain state deferred tax assets outweighed the positive evidence.  Accordingly, TDS determined that such deferred tax assets related to certain states were not realizable, on a more likely than not basis.

•         A $10.8 million tax benefit due to a valuation allowance reduction for federal net operating losses previously limited under loss utilization rules.  Due to the shutdown of Airadigm’s consumer wireless business and resulting intercompany sale of certain assets by Airadigm to U.S. Cellular during the period (as described in Note 5 — Acquisitions, Divestitures and Exchanges), Airadigm is expected to recognize sufficient taxable income for TDS to utilize the previously limited net operating losses.

•         A $19.9 million expense related to a portion of the goodwill impairment of the HMS reporting unit recorded in the third quarter of 2014, which is nondeductible for income tax purposes.  See Note 6 — Intangible Assets for additional information related to the goodwill impairment.

The effective tax rate for the nine months ended September 30, 2013 reflected incremental deferred tax expense related to the NY1 & NY2 Deconsolidation (as described in Note 7 — Investments in Unconsolidated Entities) and the Divestiture Transaction (as described in Note 5 — Acquisitions, Divestitures and Exchanges) in 2013.

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

The amounts used in computing earnings (loss) per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(Dollars and shares in thousands, except per share amounts)
Basic earnings (loss) per share attributable to TDS shareholders:
Net income (loss) available to common shareholders of TDS used in basic earnings (loss) per share	$(116,042)	$(9,524)	$(119,851)	$147,947
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	-	-	-	(1,065)
Preferred dividend adjustment	-	-	-	37
Net income (loss) attributable to common shareholders of TDS used in diluted earnings (loss) per share	$(116,042)	$(9,524)	$(119,851)	$146,919

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	101,067	101,422	101,474	101,256
Series A Common Shares	7,185	7,149	7,176	7,149
Total	108,252	108,571	108,650	108,405

Effects of dilutive securities:
Stock options	-	-	-	170
Restricted stock units	-	-	-	363
Preferred shares	-	-	-	55
Weighted average number of shares used in diluted earnings (loss) per share	108,252	108,571	108,650	108,993

Basic earnings (loss) per share attributable to TDS shareholders	$(1.07)	$(0.09)	$(1.10)	$1.36

Diluted earnings (loss) per share attributable to TDS shareholders	$(1.07)	$(0.09)	$(1.10)	$1.35

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(Shares in thousands)
Stock options	9,207	9,199	8,922	7,225

Restricted stock units	992	883	823	187

Preferred shares	52	55	52	-

5.   Acquisitions, Divestitures and Exchanges

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

Pursuant to the Purchase and Sale Agreement, U.S. Cellular and Sprint also entered into certain other agreements, including customer and network transition services agreements, which require U.S. Cellular to provide customer, billing and network services to Sprint for a period of up to 24 months after the May 16, 2013 closing date. Sprint will reimburse U.S. Cellular for providing such services at an amount equal to U.S. Cellular’s estimated costs, including applicable overhead allocations. These services were substantially complete as of March 31, 2014.  In addition, these agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  It is estimated that up to $175 million of the Sprint Cost Reimbursement will be recorded in (Gain) loss on sale of business and other exit costs, net and up to $25 million of the Sprint Cost Reimbursement will be recorded in Cost of services in the Consolidated Statement of Operations.  For the nine months ended September 30, 2014, $52.0 million of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures in the Consolidated Statement of Cash Flows.

Financial impacts of the Divestiture Transaction are classified in the Consolidated Statement of Operations within Operating income. The table below describes the amounts TDS has recognized and expects to recognize in the Consolidated Statement of Operations between the date the Purchase and Sale Agreement was signed and the end of the transition services period.

(Dollars in thousands)	Expected Period of Recognition	Projected Range		Cumulative Amount Recognized as of September 30, 2014	Actual Amount Recognized Nine Months Ended September 30, 2014	Actual Amount Recognized Nine Months Ended September 30, 2013	Actual Amount Recognized Three Months Ended September 30, 2014	Actual Amount Recognized Three Months Ended September 30, 2013
(Gain) loss on sale of business and other exit costs, net
Proceeds from Sprint
Purchase price	2013	$(480,000)	$(480,000)	$(480,000)	$-	$(480,000)	$-	$-
Sprint Cost Reimbursement	2013-2015	(120,000)	(175,000)	(98,289)	(50,648)	(4,221)	(1,454)	(4,213)
Net assets transferred	2013	160,073	160,073	160,073	-	160,073	-	-
Non-cash charges for the write-off and write-down of property under construction and related assets	2012-2015	10,000	15,000	10,965	290	54	(48)	(27)
Employee related costs including severance, retention and outplacement	2012-2014	13,000	16,000	14,139	(123)	2,462	10	(641)
Contract termination costs	2012-2015	70,000	100,000	81,377	21,793	18,781	(9,040)	2,176
Transaction costs	2012-2014	5,000	7,000	6,183	618	4,081	156	362
Total (Gain) loss on sale of business and other exit costs, net		$(341,927)	$(356,927)	$(305,552)	$(28,070)	$(298,770)	$(10,376)	$(2,343)

Depreciation, amortization and accretion expense
Incremental depreciation, amortization and accretion, net of salvage values	2012-2014	215,000	216,000	215,238	16,667	134,000	3,582	45,676
(Increase) decrease in Operating income		$(126,927)	$(140,927)	$(90,314)	$(11,403)	$(164,770)	$(6,794)	$43,333

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

During the third quarter of 2014, TDS recorded $3.6 million of Depreciation, amortization and accretion expense for the Divestiture Markets due to higher asset retirement obligation remediation estimates.

	As a result of the transaction, TDS recognized the following amounts in the Consolidated Balance Sheet:

		Nine Months Ended September 30, 2014
(Dollars in thousands)	Balance December 31, 2013	Costs Incurred	Cash Settlements (1)	Adjustments (2)	Balance September 30, 2014
Accrued compensation
Employee related costs including severance, retention, outplacement	$2,053	$99	$(1,121)	$(221)	$810
Accounts payable
Contract termination costs	$-	$4,018	$-	$(1,070)	$2,948
Other current liabilities
Contract termination costs	$13,992	$12,703	$(19,390)	$1,367	$8,672
Other deferred liabilities and credits
Contract termination costs	$30,849	$24,171	$(3,380)	$(29,707)	$21,933

(1)

Cash settlement amounts are included in either the Net income, changes in Accounts payable or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

(2)	Adjustment to liability represents changes to previously accrued amounts.

Airadigm Transaction

On May 23, 2014 (the “Signing Date”), U.S. Cellular entered into a License Purchase and Customer Recommendation Agreement with Airadigm.  Pursuant to the License Purchase and Customer Recommendation Agreement, on September 10, 2014, Airadigm transferred to U.S. Cellular Federal Communications Commission (“FCC”) spectrum licenses and certain tower assets in certain markets in Wisconsin, Iowa, Minnesota and Michigan, in consideration for $91.5 million in cash.  Since both parties to this transaction are controlled by TDS, upon closing, U.S. Cellular recorded the transferred assets at Airadigm’s net book value.  The transaction also impacts the expected realization of Airadigm’s federal net operating loss carryforwards and therefore TDS reduced its valuation allowance by $10.8 million upon the transaction closing and recognized an income tax benefit for this same amount.  See Note 3 — Income Taxes.

Airadigm has shut down operation of its consumer wireless business and most of the associated network.  Except for certain non-consumer related operations that will be continued, Airadigm’s assets not acquired by U.S. Cellular will be sold or otherwise disposed of, its tower leases, interconnection and other agreements will be terminated and most of its employees will be terminated.  The shut-down of Airadigm’s consumer wireless business was substantially complete in the third quarter of 2014 while network decommissioning is ongoing.  As a result of the Agreement and the related impacts from the shut-down of Airadigm’s consumer wireless business discussed herein, TDS recognized expenses related to exit and disposal activities within Operating income in its Statement of Operations between the Signing Date and September 30, 2014:

(Dollars in thousands)	Projected Range		Actual Amount Recognized Nine Months Ended September 30, 2014	Actual Amount Recognized Three Months Ended September 30, 2014
(Gain) loss on sale of business and other exit costs, net
Charges for the impairment and decommissioning of various operating assets	$8,000	$12,000	$8,719	$(3,495)
Employee related costs including severance, retention and outplacement	500	1,500	647	147
Contract termination costs	10,000	15,000	11,450	11,042
Total (Gain) loss on sale of business and other exit costs, net	$18,500	$28,500	$20,816	$7,694

	As a result of the transaction, TDS recognized the following amounts in the Consolidated Balance Sheet:

		Nine Months Ended September 30, 2014
(Dollars in thousands)	Balance May 23, 2014	Costs Incurred	Cash Settlements (1)	Adjustments (2)	Balance September 30, 2014
Accrued compensation
Employee related costs including severance, retention and outplacement	$-	$647	$(247)	$-	$400
Other current liabilities
Contract termination costs	$-	$7,475	$(1,770)	$-	$5,705
Other deferred liabilities and credits
Contract termination costs	$-	$3,975	$-	$-	$3,975

(1)

Cash settlement amounts are included in either the Net income or changes in Other assets and liabilities line items as part of Cash flows from operating activities on the Consolidated Statement of Cash Flows.

(2)	Adjustment to liability represents changes to previously accrued amounts.

Other Acquisitions, Divestitures and Exchanges

In September 2014, U.S. Cellular entered into definitive agreements with third parties to transfer certain of its non-operating market licenses (“unbuilt licenses”) representing approximately 148 million MHz/pops.  In exchange, the third parties will transfer to U.S. Cellular licenses representing approximately 46 million MHz/pops located in U.S. Cellular’s operating markets plus $145 million of cash.  These transactions are subject to regulatory approvals and are expected to close in 2015.  In accordance with GAAP, the book value of the licenses have been accounted for and disclosed as “Assets held for sale” in the Consolidated Balance Sheet at September 30, 2014.  TDS expects to record a gain upon consummation of these transactions.

On September 1, 2014, TDS acquired substantially all of the assets of a group of companies operating as BendBroadband (“Bend”), headquartered in Bend, Oregon for $261.0 million in cash, less $1.0 million relating to a preliminary working capital adjustment and other adjustments.  Bend is a full-service communications company, offering an extensive range of broadband, fiber connectivity, cable television and telephone services for commercial and residential customers in Central Oregon.  As part of the agreement, TDS also acquired a Tier III data center providing colocation and managed services and a cable advertising and broadcast business.  Bend service offerings complement the current portfolio of products offered through TDS Telecom businesses.  Goodwill was recorded due primarily to the expectation of future growth and synergies in Cable segment operations.  The operations of the data center are included in the HMS segment.  The operations of the cable and the advertising and broadcast businesses are included in the Cable segment.

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

TDS' acquisitions during the nine months ended September 30, 2014 and 2013 and the allocation of the purchase price for these acquisitions were as follows:

		Allocation of Purchase Price
	Purchase Price (1)	Goodwill (2)	Licenses	Franchise Rights	Intangible Assets Subject to Amortization (3)	Net Tangible Assets/(Liabilities)
(Dollars in thousands)
2014
U.S. Cellular licenses	$41,707	$-	$41,707	$-	$-	$-
TDS Telecom cable business (4)	261,786	33,002	2,703	115,629	13,613	96,839
Total	$303,493	$33,002	$44,410	$115,629	$13,613	$96,839

2013
U.S. Cellular licenses	$16,540	$-	$16,540	$-	$-	$-
TDS Telecom cable business	264,089	61,270	-	123,668	11,542	67,609
Total	$280,629	$61,270	$16,540	$123,668	$11,542	$67,609

(1)	Cash amounts paid for acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.
(2)	The entire amount of Goodwill acquired in 2014 and 2013 was amortizable for income tax purposes.
(3)	At the date of acquisition, the weighted average amortization period for Intangible Assets Subject to Amortization acquired was 4.5 years in 2014 and 2.9 years in 2013.
(4)	The allocation of purchase price for Bend is preliminary subject to the final valuation of the tangible assets.

6.   Intangible Assets

Changes in Licenses, Franchise rights and Goodwill for the nine months ended September 30, 2014 are presented below.

Licenses

	U.S. Cellular	Wireline	Cable	Non-Reportable Segment	Total
(Dollars in thousands)
Balance December 31, 2013	$1,405,759	$2,800	$-	$15,220	$1,423,779
Acquisitions	41,707	-	2,703	-	44,410
Transferred to Assets held for sale	(68,288)	-	-	-	(68,288)
Exchanges, net	15,719	-	-	-	15,719
Divestitures	-	-	-	(15,220)	(15,220)
Other	408	-	-	-	408
Balance September 30, 2014	$1,395,305	$2,800	$2,703	$-	$1,400,808

Franchise Rights

Cable
(Dollars in thousands)
Balance December 31, 2013	$123,668
Acquisitions	115,629
Divestitures	(347)
Balance September 30, 2014	$238,950

Goodwill
		TDS Telecom
	U.S. Cellular	Wireline (1)	Cable	HMS	Non-Reportable Segment	Total
(Dollars in thousands)

Assigned value at time of acquisition	$622,681	$449,898	$61,712	$118,830	$4,317	$1,257,438
Accumulated impairment losses in prior periods	(333,900)	(29,440)	-	-	(515)	(363,855)
Other	(56,740)	-	-	-	-	(56,740)
Balance December 31, 2013	232,041	420,458	61,712	118,830	3,802	836,843
Acquisitions	-		33,002	-	-	33,002
Loss on impairment	-	-	-	(84,000)	-	(84,000)
Divestitures	-	(2,565)	-	-	-	(2,565)
Balance September 30, 2014	$232,041	$417,893	$94,714	$34,830	$3,802	$783,280

(1)	On July 31, 2014, TDS Telecom sold certain Wireline markets.

Goodwill Impairment Assessment

During the third quarter of 2014, due to a decline in projected revenue and earnings of TDS Telecom’s HMS reporting unit compared with previously projected results, TDS determined that an interim impairment test of HMS Goodwill was required.  TDS performed the Step 1 Goodwill impairment tests, as defined by GAAP, as of August 1, 2014.

The discounted cash flow approach and publicly-traded guideline company method were used to value the HMS reporting unit.  The discounted cash flow approach uses value drivers and risks specific to the industry and current economic factors.  The cash flow estimates incorporated assumptions that market participants would use in their estimates of fair value and may not be indicative of TDS Telecom specific assumptions.  The most significant assumptions made in this process were the revenue growth rate (shown as a compound annual growth rate in the table below), the terminal revenue growth rate, the discount rate and capital expenditures as a percentage of revenue (shown as a simple average in the table below).

The publicly-traded guideline company method develops an indication of fair value by calculating average market pricing multiples for selected publicly-traded companies. The developed multiples were applied to applicable financial measures of the HMS reporting unit to determine fair value. The discounted cash flow approach and publicly-traded guideline company method were weighted to arrive at the total fair value used for impairment testing.

The following table represents key assumptions used in estimating the fair value of the HMS reporting unit as of August 1, 2014 using the discounted cash flow approach. The HMS averages below are based on a ten year projection period. As more fully described in TDS’ Application of Critical Accounting Policies and Estimates in Form 10-K for the year ended December 31, 2013, there are uncertainties associated with these key assumptions, and potential events and/or circumstances that could have a negative effect on the key assumptions.

Key assumptions	HMS
Revenue growth rate	6.1%
Terminal revenue growth rate	2.5%
Discount rate	11.5%
Capital expenditures as a percentage of revenue	8.6%

Results

As of August 1, 2014, the carrying value of the HMS reporting unit exceeded its fair value; therefore, a Step 2 Goodwill impairment test was performed.  The second step compared the implied fair value of reporting unit Goodwill with the carrying amount of that Goodwill.  To calculate the implied fair value of Goodwill in this second step, TDS allocated the fair value of the reporting unit to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value was the price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amount assigned to the assets and liabilities of the reporting unit was the implied fair value of Goodwill.  Since the carrying amount of Goodwill exceeded the implied fair value of Goodwill, an impairment loss was recognized for that difference.  As a result of the Step 2 Goodwill impairment test, TDS recognized a loss on impairment of $84.0 million during the three months ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in thousands)
Revenues	$1,649,160	$1,583,640	$4,876,269	$4,609,461
Operating expenses	1,230,366	1,130,717	3,554,598	3,270,185
Operating income	418,794	452,923	1,321,671	1,339,276
Other income, net	4,752	656	7,178	1,877
Net income	$423,546	$453,579	$1,328,849	$1,341,153

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

Consolidated VIEs

As of September 30, 2014, TDS holds a variable interest in and consolidates the following VIEs under GAAP:

•         Advantage Spectrum L.P. (“Advantage Spectrum”);

•         Aquinas Wireless L.P. (“Aquinas Wireless”); and

•         King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

The power to direct the activities that most significantly impact the economic performance of Advantage Spectrum, Aquinas Wireless and King Street Wireless (collectively, the “limited partnerships”) is shared. Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs consent of the limited partner, a TDS subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of the VIEs is shared, TDS has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30, 2014	December 31, 2013
(Dollars in thousands)
Assets
Cash and cash equivalents	$2,791	$2,076
Other current assets	145	1,184
Licenses	311,852	310,475
Property, plant and equipment, net	13,652	18,600
Other assets and deferred charges	(8)	511
Total assets	$328,432	$332,846

Liabilities
Current liabilities	$61	$46
Deferred liabilities and credits	1,722	3,139
Total liabilities	$1,783	$3,185

Other Related Matters

The FCC has scheduled an auction of AWS-3 spectrum licenses, referred to as Auction 97, to begin on November 13, 2014.  TDS is participating in Auction 97 indirectly through its interest in Advantage Spectrum.  A subsidiary of U.S. Cellular is a limited partner in Advantage Spectrum.  Advantage Spectrum intends to qualify as a “designated entity,” and thereby be eligible for bid credits with respect to spectrum purchased in Auction 97.

Advantage Spectrum, Aquinas Wireless and King Street Wireless were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2013.

U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless.

TDS’ capital contributions, loans or advances to its VIEs totaled $0.9 million in the nine months ended September 30, 2014.  In October 2014, TDS made additional capital contributions, loans or advances of $58.8 million to its VIEs.  There were no capital contributions, loans or advances made to VIEs in the nine months ended September 30, 2013.

TDS may agree to make additional capital contributions and/or advances to the VIEs discussed above and/or to their general partners to provide additional funding for the purchase and/or development of licenses granted in various auctions. The possible amount of such additional capital contributions is not known at this time but could be substantial.  TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

9.  Noncontrolling Interests

The following schedule discloses the effects of Net income (loss) attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

	Nine Months Ended
	September 30,
	2014	2013
(Dollars in thousands)
Net income (loss) attributable to TDS shareholders	$(119,814)	$147,984
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(11,042)	(13,235)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchase of U.S. Cellular shares	858	3,370
Purchase of ownership in subsidiaries from noncontrolling interests	7,484	(27)
Net transfers (to) from noncontrolling interests	(2,700)	(9,892)
Change from net income (loss) attributable to TDS and transfers (to) from noncontrolling interests	$(122,514)	$138,092

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

Share repurchases made under these authorizations were as follows:

Nine Months Ended September 30,	Number of Shares	Average Cost Per Share	Amount
(Dollar amounts and shares in thousands)
2014
TDS Common Shares	1,230	$25.85	$31,794
U.S. Cellular Common Shares	384	$39.37	$15,124

2013
TDS Common Shares	205	$28.42	$5,813
U.S. Cellular Common Shares	499	$37.19	$18,544

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

Financial data for TDS’ reportable segments for the three and nine month periods ended, or as of September 30, 2014 and 2013, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of September 30, 2014	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non-Reportable Segment	Corporate, Eliminations and Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues
Service	$851,063	$177,650	$28,519	$27,806	$(980)	$232,995	$3,356	$(5,942)	$1,081,472
Equipment and product sales	149,356	425	-	39,737	-	40,162	9,033	-	198,551
Total operating revenues	1,000,419	178,075	28,519	67,543	(980)	273,157	12,389	(5,942)	1,280,023
Cost of services (excluding Depreciation, amortization and accretion reported below)	199,750	64,072	12,651	19,442	(926)	95,239	3,332	(1,138)	297,183
Cost of equipment and products	307,862	829	-	33,819	-	34,648	6,703	(4)	349,209
Selling, general and administrative	397,545	46,627	9,948	12,724	(54)	69,245	3,022	(4,798)	465,014
Depreciation, amortization and accretion	148,952	41,358	6,171	6,726	-	54,255	725	1,597	205,529
Loss on impairment of assets	-	-	-	84,000	-	84,000	-	-	84,000
(Gain) loss on asset disposals, net	7,947	743	626	(2)	-	1,367	-	(21)	9,293
(Gain) loss on sale of business and other exit costs, net	(10,283)	(2,201)	-	-	-	(2,201)	7,694	-	(4,790)
Operating income (loss)	(51,354)	26,647	(877)	(89,166)	-	(63,396)	(9,087)	(1,578)	(125,415)
Equity in earnings of unconsolidated entities	35,971	2	-	-	-	2	-	108	36,081
Interest and dividend income	3,572	569	(1)	(23)	-	545	1	408	4,526
Interest expense	(13,514)	598	32	(343)	-	287	(964)	(12,979)	(27,170)
Other, net	95	71	-	(86)	-	(15)	(5)	(6)	69
Income (loss) before income taxes	(25,230)	27,887	(846)	(89,618)	-	(62,577)	(10,055)	(14,047)	(111,909)
Add back:
Depreciation, amortization and accretion	148,952	41,358	6,171	6,726	-	54,255	725	1,597	205,529
Loss on impairment of assets	-	-	-	84,000	-	84,000	-	-	84,000
(Gain) loss on sale of business and other exit costs, net	(10,283)	(2,201)	-	-	-	(2,201)	7,694	-	(4,790)
Interest expense	13,514	(598)	(32)	343	-	(287)	964	12,979	27,170
Adjusted income (loss) before income taxes	$126,953	$66,446	$5,293	$1,451	$-	$73,190	$(672)	$529	$200,000

Investments in unconsolidated entities	$296,900	$3,804	$-	$-	$-	$3,804	$-	$34,744	$335,448
Total assets	$6,257,075	$1,385,524	$543,731	$255,519	$-	$2,184,774	$54,302	$144,397	$8,640,548
Capital expenditures	$142,452	$34,243	$7,598	$9,800	$-	$51,641	$161	$971	$195,225

		TDS Telecom

Three Months Ended or as of September 30, 2013	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non-Reportable Segment	Corporate, Eliminations and Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues
Service	$862,330	$181,087	$14,362	$23,200	$(346)	$218,303	$5,475	$(6,951)	$1,079,157
Equipment and product sales	76,906	713	-	15,527	-	16,240	8,677	-	101,823
Total operating revenues	939,236	181,800	14,362	38,727	(346)	234,543	14,152	(6,951)	1,180,980
Cost of services (excluding Depreciation, amortization and accretion reported below)	177,431	67,308	6,727	14,369	(322)	88,082	4,051	(2,227)	267,337
Cost of equipment and products	193,392	941	-	13,149	-	14,090	6,466	-	213,948
Selling, general and administrative	410,468	53,254	5,184	10,064	(24)	68,478	3,295	(5,377)	476,864
Depreciation, amortization and accretion	200,985	42,136	2,914	6,255	-	51,305	1,485	1,520	255,295
(Gain) loss on asset disposals, net	1,701	426	-	10	-	436	32	(14)	2,155
(Gain) loss on sale of business and other exit costs, net	(1,534)	-	-	-	-	-	-	-	(1,534)
Operating income (loss)	(43,207)	17,735	(463)	(5,120)	-	12,152	(1,177)	(853)	(33,085)
Equity in earnings of unconsolidated entities	37,360	2	-	-	-	2	-	247	37,609
Interest and dividend income	1,095	331	-	15	-	346	1	1,065	2,507
Gain (loss) on investments	-	830	-	-	-	830	-	(830)	-
Interest expense	(11,329)	794	(32)	(397)	-	365	(1,024)	(12,973)	(24,961)
Other, net	47	(35)	-	111	-	76	4	18	145
Income (loss) before income taxes	(16,034)	19,657	(495)	(5,391)	-	13,771	(2,196)	(13,326)	(17,785)
Add back:
Depreciation, amortization and accretion	200,985	42,136	2,914	6,255	-	51,305	1,485	1,520	255,295
(Gain) loss on sale of business and other exit costs, net	(1,534)	-	-	-	-	-	-	-	(1,534)
Gain (loss) on investments	-	(830)	-	-	-	(830)	-	830	-
Interest expense	11,329	(794)	32	397	-	(365)	1,024	12,973	24,961
Adjusted income (loss) before income taxes	$194,746	$60,169	$2,451	$1,261	$-	$63,881	$313	$1,997	$260,937

Investments in unconsolidated entities	$309,481	$3,809	$-	$-	$-	$3,809	$-	$32,121	$345,411
Total assets	$6,259,854	$1,464,208	$276,943	$264,675	$-	$2,005,826	$58,697	$375,323	$8,699,700
Capital expenditures	$242,459	$32,792	$1,400	$2,371	$-	$36,563	$203	$2,023	$281,248

		TDS Telecom

Nine Months Ended or as of September 30, 2014	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non- Reportable Segment	Corporate, Eliminations and Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues
Service	$2,548,149	$534,880	$73,506	$82,757	$(1,959)	$689,184	$12,374	$(15,814)	$3,233,893
Equipment and product sales	335,854	1,409	-	115,830	-	117,239	25,391	-	478,484
Total operating revenues	2,884,003	536,289	73,506	198,587	(1,959)	806,423	37,765	(15,814)	3,712,377
Cost of services (excluding Depreciation, amortization and accretion expense reported below)	567,488	192,777	35,000	57,689	(1,820)	283,646	11,834	(3,339)	859,629
Cost of equipment and products	850,314	1,793	-	98,161	-	99,954	18,603	(4)	968,867
Selling, general and administrative	1,197,361	140,855	22,611	39,935	(139)	203,262	10,285	(11,323)	1,399,585
Depreciation, amortization and accretion	465,042	125,921	15,089	20,195	-	161,205	4,019	4,749	635,015
Loss on impairment of assets	-	-	-	84,000	-	84,000	-	-	84,000
(Gain) loss on asset disposals, net	16,774	1,502	1,116	76	-	2,694	170	(12)	19,626
(Gain) loss on sale of business and other exit costs, net	(27,694)	(2,201)	-	-	-	(2,201)	20,816	-	(9,079)
(Gain) loss on license sales and exchanges	(91,446)	-	-	-	-	-	-	-	(91,446)
Operating income (loss)	(93,836)	75,642	(310)	(101,469)	-	(26,137)	(27,962)	(5,885)	(153,820)
Equity in earnings of unconsolidated entities	106,166	6	-	-	-	6	-	2,026	108,198
Interest and dividend income	6,029	1,744	1	19	-	1,764	1	1,969	9,763
Interest expense	(42,712)	1,939	67	(1,203)	-	803	(3,182)	(38,684)	(83,775)
Other, net	281	(78)	-	93	-	15	(11)	(6)	279
Income (loss) before income taxes	(24,072)	79,253	(242)	(102,560)	-	(23,549)	(31,154)	(40,580)	(119,355)
Add back:
Depreciation, amortization and accretion	465,042	125,921	15,089	20,195	-	161,205	4,019	4,749	635,015
Loss on impairment of assets	-	-	-	84,000	-	84,000	-	-	84,000
(Gain) loss on sale of business and other exit costs, net	(27,694)	(2,201)	-	-	-	(2,201)	20,816	-	(9,079)
(Gain) loss on license sales and exchanges	(91,446)	-	-	-	-	-	-	-	(91,446)
Interest expense	42,712	(1,939)	(67)	1,203	-	(803)	3,182	38,684	83,775
Adjusted income (loss) before income taxes	$364,542	$201,034	$14,780	$2,838	$-	$218,652	$(3,137)	$2,853	$582,910

Investments in unconsolidated entities	$296,900	$3,804	$-	$-	$-	$3,804	$-	$34,744	$335,448
Total assets	$6,257,075	$1,385,524	$543,731	$255,519	$-	$2,184,774	$54,302	$144,397	$8,640,548
Capital expenditures	$375,960	$84,511	$20,998	$23,179	$-	$128,688	$629	$3,227	$508,504

		TDS Telecom
Nine Months Ended or as of September 30, 2013	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Non- Reportable Segment	Corporate, Eliminations and Other Reconciling Items	Total
(Dollars in thousands)
Operating revenues
Services	$2,769,645	$543,193	14,362	$68,405	$(531)	$625,429	$15,064	$(16,418)	$3,393,720
Equipment and product sales	246,467	2,375	-	47,260	-	49,635	27,897	-	323,999
Total operating revenues	3,016,112	545,568	14,362	115,665	(531)	675,064	42,961	(16,418)	3,717,719
Cost of services (excluding Depreciation, amortization and accretion expense reported below)	585,997	199,476	6,727	43,042	(507)	248,738	10,497	(2,931)	842,301
Cost of equipment and products	652,153	3,045	-	39,475	-	42,520	19,934	-	714,607
Selling, general and administrative	1,234,675	167,326	5,184	29,346	(24)	201,832	10,767	(12,787)	1,434,487
Depreciation, amortization and accretion	593,410	129,352	2,914	17,286	-	149,552	4,494	4,119	751,575
(Gain) loss on asset disposals, net	16,153	(176)	-	123	-	(53)	32	(42)	16,090
(Gain) loss on sale of business and other exit costs, net	(243,627)	-	-	-	-	-	-	(54,010)	(297,637)
Operating income (loss)	177,351	46,545	(463)	(13,607)	-	32,475	(2,763)	49,233	256,296
Equity in earnings of unconsolidated entities	99,797	16	-	-	-	16	-	490	100,303
Interest and dividend income	2,967	1,263	-	47	-	1,310	3	2,405	6,685
Gain (loss) on investments	18,527	830	-	-	-	830	-	(4,839)	14,518
Interest expense	(32,393)	2,420	(32)	(1,205)	-	1,183	(3,007)	(38,991)	(73,208)
Other, net	153	(213)	-	(11)	-	(224)	(153)	18	(206)
Income (loss) before income taxes	266,402	50,861	(495)	(14,776)	-	35,590	(5,920)	8,316	304,388
Add back:
Depreciation, amortization and accretion	593,410	129,352	2,914	17,286	-	149,552	4,494	4,119	751,575
(Gain) loss on sale of business and other exit costs, net	(243,627)	-	-	-	-	-	-	(54,010)	(297,637)
Gain (loss) on investments	(18,527)	(830)	-	-	-	(830)	-	4,839	(14,518)
Interest expense	32,393	(2,420)	32	1,205	-	(1,183)	3,007	38,991	73,208
Adjusted income before income taxes	$630,051	$176,963	$2,451	$3,715	$-	$183,129	$1,581	$2,255	$817,016

Investments in unconsolidated entities	$309,481	$3,809	$-	$-	$-	$3,809	$-	$32,121	$345,411
Total assets	$6,259,854	$1,464,208	$276,943	$264,675	$-	$2,005,826	$58,697	$375,323	$8,699,700
Capital expenditures	$529,366	$93,998	$1,400	$7,220	$-	$102,618	$720	$4,724	$637,428

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

12.  Supplemental Cash Flow Disclosures

Under the American Recovery and Reinvestment Act of 2009 (“the Recovery Act”), TDS Telecom was awarded $105.1 million in federal grants and will provide $30.9 million of its own funds to complete 44 projects to provide broadband access in unserved areas. TDS Telecom received $14.7 million and $34.8 million in grants during the nine months ended September 30, 2014 and 2013, respectively. TDS Telecom has received cumulative grants of $78.2 million as of September 30, 2014. These funds reduced the carrying amount of the assets to which they relate. TDS Telecom had recorded $13.8 million and $23.6 million in grants receivable at September 30, 2014 and December 31, 2013, respectively.  These amounts were included as a component of Accounts receivable, Other, in the Consolidated Balance Sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 4.7 million wireless customers and 1.2 million wireline and cable connections at September 30, 2014. TDS conducts substantially all of its wireless operations through its 84%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS provides wireline services, cable services and Hosted and Managed Services (“HMS”), through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

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

The following provides historical and forward-looking information and analysis about TDS’ existing business segments.  In addition, TDS’ consolidated operations include corporate operations, corporate investments and the Non-Reportable Segment, which includes TDS’ majority-owned printing and distribution company, Suttle-Straus, Inc. (“Suttle-Straus”) and TDS’ wholly-owned subsidiary, Airadigm Communications, Inc. (“Airadigm”), and may in the future include other possible activities or businesses that are not included within the operating results of U.S. Cellular or TDS Telecom.  Accordingly, the combined operating results do not currently represent, and in the future will not represent, the only components of the consolidated operating results of TDS, which will continue to reflect such other operations, investments, segments, activities or businesses.

U.S. Cellular

In its consolidated operating markets, U.S. Cellular serves approximately 4.7 million customers in 23 states. As of September 30, 2014, U.S. Cellular’s average penetration rate in its consolidated operating markets was 14.7%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network.

Highlights in the three months ended September 30, 2014 included the following:

•         Total customers were 4,674,000 at September 30, 2014, including 4,550,000 retail customers (97% of total).

•         Retail customer net additions were 50,000 in 2014 compared to net losses of 71,000 in 2013.  In the postpaid category, there were net additions of 52,000 in 2014, compared to net losses of 60,000 in 2013.  Postpaid results improved significantly due to effective pricing, promotions and retention programs as well as enhanced device offerings.  In the prepaid category, net losses were 2,000 in 2014 compared to net losses of 11,000 in 2013.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of September 30, 2014.  The postpaid churn rate was 1.6% in 2014 compared to 1.7% in 2013.  The prepaid churn rate was 6.3% in 2014 compared to 6.8% in 2013.

•         Billed average revenue per user (“ARPU”) increased to $53.24 in 2014 from $50.92 in 2013 reflecting an increase in postpaid ARPU due to an increase in smartphone penetration and corresponding revenues from data products and services.  Service revenue ARPU increased to $60.92 in 2014 from $58.36 in 2013 due primarily to an increase in postpaid and prepaid ARPU.

•         Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings for equipment installment plans.  For the three months ended September 30, 2014, 38% of total device sales to postpaid customers were made under equipment installment plans.

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

Highlights in the nine months ended September 30, 2014 included the following:

•         Retail customer net losses were 60,000 in the first nine months of 2014 compared to net losses of 118,000 in 2013. In the postpaid category, there were net losses of 67,000 in 2014, compared to net losses of 146,000 in 2013.  Postpaid results improved significantly due to effective pricing, promotions and retention programs as well as enhanced device offerings. In the prepaid category, net additions were 7,000 in 2014 compared to net additions of 28,000 in 2013.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of September 30, 2014. The postpaid churn rate was 1.9% in 2014 compared to 1.6% in 2013.  Postpaid churn in the first half of 2014 was adversely affected by the billing system conversion in 2013; however, it steadily improved over the course of the year and for the three months ended September 30, 2014 was 1.6%.  The prepaid churn rate was 6.6% in 2014 compared to 6.2% in 2013.

•         Billed ARPU increased to $53.47 in 2014 from $50.98 in 2013 reflecting an increase in postpaid ARPU due to an increase in smartphone penetration and corresponding revenues from data products and services. Service revenue ARPU increased to $60.43 in 2014 from $57.83 in 2013 due primarily to an increase in postpaid and prepaid ARPU.

•         Postpaid customers on smartphone service plans increased to 58% as of September 30, 2014 compared to 47% as of September 30, 2013. In addition, smartphones represented 73% of all devices sold in 2014 compared to 64% in 2013.

•         For the nine months ended September 30, 2014, 19% of total device sales to postpaid customers were made under equipment installment plans.

The following financial information is presented for U.S. Cellular consolidated results for the nine months ended September 30, 2014:

•         Retail service revenues of $2,254.7 million decreased $184.0 million, or 8%, in 2014 due to a decrease of 634,000 in the average number of customers  (including approximately 350,000 due to the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

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

•         Total additions to Property, plant and equipment were $376.0 million, including expenditures to deploy fourth generation Long-term Evolution (“4G LTE”) equipment, construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, and enhance billing and other customer management related systems and platforms. Total cell sites in service decreased 19% year-over-year to 6,209 primarily as a result of the NY1 & NY2 Deconsolidation and the deactivation of certain cell sites in the Divestiture Markets.

•         Operating income (loss) decreased $271.2 million, to a loss of $93.8 million in 2014. The gain on license sales and exchanges and the gain on sale of business and other exit costs contributed $119.1 million and $243.6 million to operating income in 2014 and 2013, respectively.  Without these items, operating income decreased $146.7 million due to lower service revenues and higher equipment subsidies, which were partially offset by lower system operations, selling, general and administrative, and depreciation, amortization and accretion expense.

U.S. Cellular anticipates that its future results may be affected by the following factors:

•         Effects of industry competition on service and equipment pricing;

•         U.S. Cellular completed the migration of its customers to a new Billing and Operational Support System (“B/OSS”) in the third quarter of 2013.  Intermittent system outages and delayed system response times negatively impacted customer service and sales operations at certain times.  System enhancements and other measures were implemented to address these issues, and customer service and sales operations response times have improved to expected levels.  However, B/OSS is a new, complex system and any future operational problems with the new system could have adverse effects on U.S. Cellular’s results of operations or cash flows;

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

•         Rapid growth in the demand for new data devices and services which may result in increased cost of equipment sold and other operating expenses and the need for additional investment in spectrum, network capacity and enhancements;

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

•         In September 2014, U.S. Cellular entered into definitive agreements to sell certain non-operating licenses (“unbuilt licenses”) in exchange for receiving licenses in its operating markets and cash.  These transactions are subject to regulatory approval and are expected to close in 2015.  See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information related to these transactions; and

•         U.S. Cellular has identified 588 cell towers located outside of its Core Markets for potential sale.  U.S. Cellular is engaging with third party vendors to manage the potential sale of the towers.

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

On October 4, 2013, TDS acquired 100% of the outstanding shares of MSN Communications, Inc. (“MSN”) for $43.6 million in cash.  The operations of MSN are included in the HMS segment.  On August 1, 2013, TDS Telecom acquired substantially all of the assets of Baja Broadband LLC (“Baja”) for $264.1 million in cash.  The operations of Baja are included in the Cable segment.

On September 1, 2014, TDS acquired substantially all of the assets of a group of companies operating as BendBroadband (“Bend”), headquartered in Bend, Oregon for $261.0 million in cash, less $1.0 million relating to a preliminary working capital adjustment and other adjustments.  Bend is a full-service communications company, offering an extensive range of broadband, fiber connectivity, cable television and telephone services for commercial and residential customers in Central Oregon.  As part of the agreement, TDS also acquired a Tier III data center providing colocation and managed services and a cable advertising and broadcast business.  The operations of the cable and advertising and broadcast businesses are included in the Cable segment.  The data center services are included in the HMS segment.

These acquisitions impact the comparability of TDS Telecom’s operating results.

TDS Telecom’s financial results for the nine months ended September 30, 2014 included the following:

•         Operating revenues increased $131.4 million or 19% to $806.4 million in 2014. The increase was due primarily to $143.1 million from acquisitions of Baja, Bend and MSN, partially offset by a $9.2 million decrease in Wireline Wholesale revenues.

•         Operating expenses increased $190.0 million or 30% to $832.6 million in 2014 due primarily to $142.8 million from acquisitions and an $84.0 million non-cash goodwill impairment loss, partially offset by a $38.4 million decrease in Wireline expenses.

•         An $84.0 million loss on impairment of goodwill was recognized in the HMS segment during the quarter ended September 30, 2014.  See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements for more information related to this impairment.

•         Operating income declined $58.6 million to a $26.1 million loss in 2014.  Without the impairment loss of $84.0 million, operating income was higher by $25.4 million or 78%.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

•         Continued increases in competition from wireless and other wireline providers, cable providers, satellite video providers, and technologies such as Voice over Internet Protocol (“VoIP”), DOCSIS 3.0 and higher, and fourth-generation (“4G”) mobile technology;

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

•         Impacts of the Baja, Bend and MSN transactions, including, but not limited to, the ability to successfully integrate and operate these businesses and the financial impacts of such transactions; and

•         Potential acquisitions or divestitures by TDS and/or TDS Telecom of wireline, cable, HMS or other businesses.

See “Results of Operations—TDS Telecom.”

Pro Forma Financial Information

Refer to TDS’ Form 8-K filed on November 1, 2013 for pro forma financial information related to the Divestiture Transaction and the NY1 & NY2 Deconsolidation for the three and nine months ended September 30, 2013, as if the transactions had occurred at the beginning of the period.

REGULATORY DEVELOPMENTS

FCC Interoperability Order

On October 25, 2013, the FCC adopted a Report and Order and Order of Proposed Modification confirming a voluntary industry agreement on interoperability in the Lower 700 MHz spectrum band.   The FCC's Report and Order laid out a roadmap for the voluntary commitments of AT&T and DISH Network Corporation ("DISH") to become fully binding. The FCC implemented the AT&T commitments in an Order adopted in the first quarter of 2014 that modified AT&T’s Lower 700 MHz licenses.  Pursuant to these commitments, AT&T will begin incorporating changes in its network and devices that will foster interoperability across all paired spectrum blocks in the Lower 700 MHz Band and support LTE roaming on AT&T networks for carriers with compatible Band 12 devices, consistent with the FCC’s rules on roaming.  AT&T will be implementing the foregoing changes in phases starting with network software enhancement taking place possibly through the third quarter of 2015 with the AT&T Band 12 device roll-out to follow.  In addition, the FCC has adopted changes in its technical rules for certain unpaired spectrum licensed to AT&T and DISH in the Lower 700 MHz band to enhance prospects for Lower 700 MHz interoperability.  AT&T’s network and devices currently interoperate across only two of the three paired blocks in the Lower 700 MHz band.   U.S. Cellular’s LTE deployment, carried out in conjunction with its partner, King Street Wireless, utilizes spectrum in all three of these blocks and, consequently, was not interoperable with the AT&T configuration.  TDS believes that the FCC action will broaden the ecosystem of devices available to TDS’ customers over time.

FCC Net Neutrality Proposal

In May 2014, the FCC issued a notice of proposed rulemaking (“NPRM”) seeking comments on revised net neutrality rules.  The revised proposed rules are substantially similar to rules adopted in 2010 that were vacated by a U.S. Court of Appeals in January 2014 (as described in our Form 10-K for the year ended December 31, 2013), except that they include certain changes intended to allow the revised proposed rules to be sustained considering the Court’s decision.  In particular, whereas the vacated rules prohibited fixed (i.e., cable and telephone) Internet Service Providers from engaging in “unreasonable discrimination” in transmitting internet traffic, the revised proposed rules would prohibit those carriers from engaging in “commercially unreasonable practices.”  The FCC is also considering applying that standard to wireless Internet Service Providers, which were not subject to the former “unreasonable discrimination” standard.  The FCC is also now considering applying “Title II” or common carrier regulation to both fixed and wireless Internet Service Providers to prevent “paid prioritization” of Internet traffic to end users and to restrict wireless carriers from limiting the capacity of certain high volume data users to use the data network.  If applied to wireless carriers, this could mean increased supervision by the FCC of the operation of wireless networks, though the requirement may also be subject to an exception for “reasonable network management.”  Wireless carriers have strongly opposed the imposition of such requirement in part because of the unique, capacity constrained aspects of wireless networks.  How such rules would work in practice cannot now be predicted.  Also, under the NPRM, all types of Internet Service Providers previously were and would again be prohibited from “blocking” access to lawful Internet services and now remain subject to “transparency” requirements which were not vacated by the Court of Appeals.  The FCC also proposed in the NPRM to “enhance” those transparency requirements to provide for greater disclosure of network management practices.  Comments and reply comments have now been filed.  We cannot predict the outcome of the proceeding.

FCC Spectrum Auction 97

The FCC has scheduled an auction of AWS-3 spectrum licenses, referred to as Auction 97, to begin on November 13, 2014.  TDS is participating in Auction 97 through its interest in Advantage Spectrum.  See Note 8 – Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information.  Applicable FCC anti-collusion rules place certain restrictions on public disclosures and business communications with other companies relating to TDS’ participation, commencing on the application deadline of September 12, 2014 until the down payment deadline for Auction 97, which will be the later of January 7, 2015 or ten business days after release of the auction closing public notice.  These anti-collusion rules, which could last four months or more, may restrict the normal conduct of TDS’ disclosures and/or business communications by TDS relating to the auction.  The restrictions could have an adverse effect on TDS’ business, financial condition or results of operations.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

RESULTS OF OPERATIONS — CONSOLIDATED
				Percentage
Nine Months Ended September 30,	2014	2013	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$2,884,003	$3,016,112	$(132,109)	(4)%
TDS Telecom	806,423	675,064	131,359	19%
All other (1)	21,951	26,543	(4,592)	(17)%
Total operating revenues	3,712,377	3,717,719	(5,342)	-
Operating expenses
U.S. Cellular	2,977,839	2,838,761	139,078	5%
TDS Telecom	832,560	642,589	189,971	30%
All other (1)(2)	55,798	(19,927)	75,725	>100%
Total operating expenses	3,866,197	3,461,423	404,774	12%
Operating income (loss)
U.S. Cellular	(93,836)	177,351	(271,187)	>(100)%
TDS Telecom	(26,137)	32,475	(58,612)	>(100)%
All other (1)(2)	(33,847)	46,470	(80,317)	>(100)%
Total operating income (loss)	(153,820)	256,296	(410,116)	>(100)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	108,198	100,303	7,895	8%
Interest and dividend income	9,763	6,685	3,078	46%
Gain (loss) on investments	-	14,518	(14,518)	N/M
Interest expense	(83,775)	(73,208)	(10,567)	(14)%
Other, net	279	(206)	485	>100%
Total other income (expenses)	34,465	48,092	(13,627)	(28)%

Income before income taxes	(119,355)	304,388	(423,743)	>(100)%
Income tax expense	7,276	130,056	(122,780)	(94)%

Net income (loss)	(126,631)	174,332	(300,963)	>(100)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(6,817)	26,348	(33,165)	>(100)%
Net income attributable to TDS shareholders	(119,814)	147,984	(267,798)	>(100)%
Preferred dividend requirement	(37)	(37)	-	-
Net income available to common shareholders	$(119,851)	$147,947	$(267,798)	>(100)%

Basic earnings per share attributable to TDS shareholders	$(1.10)	$1.36	$(2.46)	>(100)%

Diluted earnings per share attributable to TDS shareholders	$(1.10)	$1.35	$(2.45)	>(100)%

N/M - Percent change not meaningful

(1)	Consists of Non-Reportable Segment, corporate operations and intercompany eliminations between U.S. Cellular, TDS Telecom, the Non-Reportable Segment and corporate operations.

(2)

Due to the Airadigm Transaction, TDS recognized expenses of $20.8 million related to exit and disposal activities in 2014.  See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information.

Operating revenues and expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating revenues and expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $57.8 million and $61.2 million to Equity in earnings of unconsolidated entities in 2014 and 2013, respectively.

On April 3, 2013, TDS deconsolidated the NY1 & NY2 Partnerships and began reporting them as equity method investments in its consolidated financial statements as of that date.  Equity in earnings of the NY1 & NY2 Partnerships was $23.3 million and $18.2 million in 2014 and 2013, respectively.  See Note 7 — Investments in Unconsolidated Entities in Notes to Consolidated Financial Statements for additional information.

Gain (loss) on investments

In 2013, in connection with the deconsolidation of the NY1 & NY2 Partnerships, TDS recognized a non-cash pre-tax gain of $14.5 million.

Interest expense

The increase in interest expense was due primarily to a decrease in capitalized interest related to network and systems projects.  Interest cost capitalized was $6.6 million and $17.0 million for 2014 and 2013, respectively.

Income tax expense

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of Income tax expense.

Net income (loss) attributable to noncontrolling interests, net of tax

Net income (loss) attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income (loss) and the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income (loss).

	Nine Months Ended
	September 30,
	2014	2013
(Dollars in thousands)
Net income (loss) attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$(3,454)	$21,569
Noncontrolling shareholders’ or partners’ (1)	(3,363)	4,779
	$(6,817)	$26,348

(1)

The decrease from 2013 to 2014 is due primarily to the elimination of the noncontrolling interest as a result of the NY1 & NY2 Deconsolidation on April 3, 2013 and lower income from certain partnerships.

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

As of or for Nine Months Ended September 30,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,200,000	4,343,000
Gross additions	638,000	521,000
Net additions (losses)	(67,000)	(254,000)
ARPU(1)	$56.87	$54.61
Churn rate(2)	1.9%	1.8%
Smartphone penetration(3)	57.9%	47.1%
Prepaid
Total at end of period	350,000	370,000
Gross additions	214,000	246,000
Net additions (losses)	7,000	5,000
ARPU(1)	$33.59	$31.46
Churn rate(2)	6.6%	6.6%
Total customers at end of period	4,674,000	4,875,000
Billed ARPU(1)	$53.47	$50.94
Service revenue ARPU(1)	$60.43	$57.86
Smartphones sold as a percent of total devices sold	73.0%	64.2%
Total Population
Consolidated markets(4)	54,817,000	84,025,000
Consolidated operating markets(4)	31,729,000	31,822,000
Market penetration at end of period
Consolidated markets(5)	8.5%	5.8%
Consolidated operating markets(5)	14.7%	15.3%
Capital expenditures (000s)	$375,960	$529,366
Total cell sites in service	6,209	7,687
Owned towers	4,487	4,422

Summary Operating Data for U.S. Cellular Core Markets

Following is a table of summarized operating data for U.S. Cellular's Core Markets.  For comparability, Core Markets as presented here excludes the results of the Divestiture Markets and NY1 and NY2 Partnerships as of or for the nine months ended September 30, 2013.

As of or for Nine Months Ended September 30,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,200,000	4,343,000
Gross additions	638,000	506,000
Net additions (losses)	(67,000)	(146,000)
ARPU(1)	$56.87	$54.46
Churn rate(2)	1.9%	1.6%
Smartphone penetration(3)	57.9%	47.1%
Prepaid
Total at end of period	350,000	370,000
Gross additions	214,000	232,000
Net additions (losses)	7,000	28,000
ARPU(1)	$33.59	$31.21
Churn rate(2)	6.6%	6.2%
Total customers at end of period	4,674,000	4,875,000
Billed ARPU(1)	$53.47	$50.98
Service revenue ARPU(1)	$60.43	$57.83
Smartphones sold as a percent of total devices sold	73.0%	64.4%
Total Population
Consolidated markets(4)	54,817,000	84,025,000
Consolidated operating markets(4)	31,729,000	31,822,000
Market penetration at end of period
Consolidated markets(5)	8.5%	5.8%
Consolidated operating markets(5)	14.7%	15.3%
Capital expenditures (000s)	$375,960	$518,405
Total cell sites in service	6,209	6,127
Owned towers	3,922	3,857

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

(5)     Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas.  The increase in consolidated markets penetration is due primarily to a lower denominator as a result of the license divestitures described in footnote (4) above.

Components of Operating Income

Nine Months Ended September 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Retail service	$2,254,716	$2,438,715	$(183,999)	(8)%
Inbound roaming	174,283	202,904	(28,621)	(14)%
Other	119,150	128,026	(8,876)	(7)%
Service revenues	2,548,149	2,769,645	(221,496)	(8)%
Equipment sales	335,854	246,467	89,387	36%
Total operating revenues	2,884,003	3,016,112	(132,109)	(4)%

System operations (excluding Depreciation, amortization and accretion reported below)	567,488	585,997	(18,509)	(3)%
Cost of equipment sold	850,314	652,153	198,161	30%
Selling, general and administrative	1,197,361	1,234,675	(37,314)	(3)%
Depreciation, amortization and accretion	465,042	593,410	(128,368)	(22)%
(Gain) loss on asset disposals, net	16,774	16,153	621	4%
(Gain) loss on sale of business and other exit costs, net	(27,694)	(243,627)	215,933	89%
(Gain) loss on license sales and exchanges	(91,446)	-	(91,446)	N/M
Total operating expenses	2,977,839	2,838,761	139,078	5%
Operating income (loss)	$(93,836)	$177,351	$(271,187)	>(100)%

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

Retail service revenues

Retail service revenues decreased by $184.0 million, or 8%, in 2014 to $2,254.7 million due to a decrease in U.S. Cellular’s average customer base (including the reductions caused by the Divestiture Transaction and NY1 & NY2 Deconsolidation) partially offset by an increase in billed ARPU.

Billed ARPU increased to $53.47 in 2014 from $50.94 in 2013. This overall increase is due primarily to an increase in postpaid ARPU to $56.87 in 2014 from $54.61 in 2013, reflecting an increase in smartphone penetration and corresponding revenues from data products and services.

U.S. Cellular expects continued pressure on retail service revenues in the foreseeable future due to industry competition for customers and related effects on pricing of service plan offerings offset to some degree by continued adoption of smartphones and data usage.  In addition, beginning in the second quarter of 2014, U.S. Cellular expanded its offerings of equipment installment plans.  To the extent that customers adopt these plans, U.S. Cellular expects an increase in equipment sales revenues.  However, certain of the equipment installment plans provide the customer with a reduction in the monthly access charge for the device; thus, to the extent that existing customers adopt such plans, U.S. Cellular expects a reduction in retail service revenues and ARPU.

Inbound roaming revenues

Inbound roaming revenues decreased by $28.6 million, or 14%, in 2014 to $174.3 million. The decrease was due primarily to a $17.6 million impact related to the Divestiture Transaction and NY1 & NY2 Deconsolidation.  The remaining decrease in the Core Markets was due to a decrease in rates and a decline in voice volume, partially offset by higher data usage.

Other revenues

Other revenues decreased by $8.9 million, or 7%, in 2014 compared to 2013 due to a $14.8 million decrease in eligible telecommunications carriers (“ETC”) support, partially offset by an increase in tower rental revenue.

Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s current ETC support is being phased down at the rate of 20% per year beginning July 1, 2012.  The Phase II Mobility Fund was not operational as of September 2014.  Therefore, as provided by the Reform Order, the phase down is currently suspended and U.S. Cellular will continue to receive 60% of its baseline support until the Phase II Mobility Fund is operational.  At this time, U.S. Cellular cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings of equipment installment plans.  To the extent that customers adopt these plans, U.S. Cellular expects an increase in equipment sales revenues.  However, certain of the equipment installment plans provide the customer with a reduction in the monthly access charge for the device; thus, to the extent that existing customers adopt such plans, U.S. Cellular expects a reduction in retail service revenues and ARPU.

Equipment sales revenues increased $89.4 million, or 36%, to $335.9 million in 2014, including $111.8 million related to equipment installment plan sales.  In the Core Markets, equipment sales revenues increased by $97.1 million, due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans) and an increase in sales of smartphones and connected devices, partially offset by a decrease in the sales of other device categories, primarily in the feature phone category.  The increase in equipment sales revenues in the Core Markets was partially offset by the effects of the Divestiture Transaction and the NY1 & NY2 Deconsolidation.

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

System operations expenses decreased $18.5 million, or 3%, to $567.5 million.  Key components of the net change in System operations expenses were as follows:

•         Customer usage expenses decreased by $24.7 million, or 13%, driven by impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation, lower volume and rates for long distance usage and lower fees for platform and content providers.

•         Maintenance, utility and cell site expenses increased $5.5 million, or 2%, driven primarily by costs related to 4G LTE support and cell site maintenance, partially offset by the impacts of the Divestiture Transaction and NY1 & NY2 Deconsolidation.

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

Cost of equipment sold

Cost of equipment sold increased by $198.2 million, or 30%, to $850.3 million in 2014, including $160.9 million related to equipment installment plan sales.  The increase was driven by a 36% increase in the average cost per device sold, which more than offset the impact of selling fewer devices. Average cost per device sold increased due to general customer preference for higher-priced 4G LTE smartphones and tablets. Smartphones sold as a percentage of total devices sold were 73% and 64% in 2014 and 2013, respectively.  The total number of devices sold decreased by 4%, partially due to the Divestiture Transaction.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $514.5 million and $405.7 million for 2014 and 2013, respectively. U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as wireless carriers continue to use device availability and pricing as a means of competitive differentiation. In addition, U.S. Cellular expects increasing sales of data centric wireless devices to result in higher equipment subsidies over time; these devices generally have higher purchase costs which cannot be recovered through proportionately higher selling prices to customers under the standard contract/subsidy model the industry has operated with for many years.  However, U.S. Cellular expects sales of devices under equipment installment plans to offset the increases in loss on equipment to some degree.

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

Key components of the $37.3 million, or 3%, decrease to $1,197.4 million were as follows:

•         Selling and marketing expense increased by $4.7 million, or 1%, due primarily to increases in advertising and commissions expenses, offset by the effects of the Divestiture Transaction and NY1 & NY2 Deconsolidation.

•         General and administrative expense decreased by $42.0 million, or 6%, due primarily to the Divestiture Transaction and NY1 & NY2 Deconsolidation and lower consulting expenses related to the billing system conversion in the prior year, offset by an increase in bad debts expense.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion decreased $128.4 million, or 22%, in 2014 to $465.0 million due primarily to the higher amount of accelerated depreciation, amortization and accretion in the Divestiture Markets that occurred in 2013.  The impact of the acceleration was $13.1 million in 2014 compared to $134.0 million in 2013. The accelerated depreciation, amortization and accretion in the Divestiture Markets was completed in the first quarter of 2014.

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

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom provides broadband, video and voice telecommunications services and hosted and managed services in three reportable segments: Wireline, Cable and HMS.  TDS Telecom’s Wireline and Cable operations served 1,212,200 customer connections at September 30, 2014. TDS Telecom also provides hosted and managed services (“HMS”) under the OneNeck IT Solutions (“OneNeck”) brand, which provides colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, sales and management of Information Technology (“IT”) infrastructure hardware solutions.

On October 4, 2013, TDS acquired 100% of the outstanding shares of MSN.  The operations of MSN are included in the HMS segment since the date of acquisition.  On August 1, 2013, TDS Telecom acquired substantially all of the assets of Baja.  The operations of Baja are included in the Cable segment since the date of acquisition.

On September 1, 2014, TDS acquired substantially all of the assets of Bend.  As part of the agreement, TDS also acquired a Tier III data center providing colocation and managed services and a cable advertising and broadcast business.  The operations of the data center are included in the HMS segment.  The operations of the cable and the advertising and broadcast business are included in the Cable segment.

These acquisitions impact the comparability of TDS Telecom’s operating results.

During the third quarter of 2014, due to a decline in projected revenue and earnings of the HMS reporting unit compared with previously projected results, TDS determined that an interim goodwill impairment test was required.  Based on current forecasts, the estimated fair value of the HMS segment has declined below its carrying value.  As a result, goodwill attributable to the HMS segment was written down by $84.0 million.  See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements.

The following table summarizes customer connections for TDS Telecom’s Wireline and Cable operations:

As of or for the nine months ended September 30,		2014	2013	Change
Wireline
	Residential connections
	Voice (1)	340,300	358,100	(17,800)
	Broadband (2)	231,600	229,500	2,100
	IPTV (3)	20,700	12,200	8,500
	Wireline residential connections	592,600	599,800	(7,200)

	Total residential revenue per connection (4)	$41.10	$40.40	$0.70

	Commercial connections
	Voice (1)	199,300	223,800	(24,500)
	Broadband (2)	25,300	27,600	(2,300)
	managedIP (5)	137,700	121,000	16,700
	Wireline commercial connections	362,300	372,400	(10,100)

	Total Wireline connections	954,900	972,200	(17,300)

Cable				`
	Cable connections
	Video (6)	109,100	70,200	38,900
	Broadband (7)	106,400	59,800	46,600
	Voice (7)	41,800	16,800	25,000
	Cable connections	257,300	146,800	110,500

	Total residential revenue per connection (4)	$56.72	$55.67	$1.05

(1)	The individual circuit connecting customers to TDS Telecom’s central office facilities.

(2)	The number of customers provided high-capacity data circuits via various technologies, including DSL and dedicated internet circuit technologies.

(3)	The number of customers provided video services using IP networking technology.

(4)	Total residential revenue divided by the average number of total residential connections.

(5)	The number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.

(6)

Generally, a home or business receiving video programming counts as one video connection.  In counting bulk residential or commercial connections, such as an apartment building or a hotel, connections are counted based on the number of units/rooms within the building receiving service.

(7)	Broadband and voice connections reflect billable number of lines into a building for high speed data and voice services, respectively.

TDS Telecom

Components of Operating Income

				Percentage
Nine Months Ended September 30,	2014	2013	Change	Change
(Dollars in thousands)
Operating revenues
Wireline	$536,289	$545,568	$(9,279)	(2)%
Cable	73,506	14,362	59,144	>100%
HMS	198,587	115,665	82,922	72%
Intra-company elimination	(1,959)	(531)	(1,428)	>(100)%
TDS Telecom operating revenues	806,423	675,064	131,359	19%

Operating expenses
Wireline	460,647	499,023	(38,376)	(8)%
Cable	73,816	14,825	58,991	>100%
HMS	300,056	129,272	170,784	>100%
Intra-company elimination	(1,959)	(531)	(1,428)	>(100)%
TDS Telecom operating expenses	832,560	642,589	189,971	30%

TDS Telecom operating income	$(26,137)	$32,475	$(58,612)	>(100)%

Wireline Operations

Components of Operating Income
				Percentage
Nine Months Ended September 30,	2014	2013	Change	Change
(Dollars in thousands)
Service revenues
Residential	$219,766	$220,172	$(406)	-
Commercial	172,631	171,328	1,303	1%
Wholesale	142,483	151,693	(9,210)	(6)%
Total service revenues	534,880	543,193	(8,313)	(2)%
Equipment and product sales	1,409	2,375	(966)	(41)%
Total operating revenues	536,289	545,568	(9,279)	(2)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	192,777	199,476	(6,699)	(3)%
Cost of equipment and products	1,793	3,045	(1,252)	(41)%
Selling, general and administrative	140,855	167,326	(26,471)	(16)%
Depreciation, amortization and accretion	125,921	129,352	(3,431)	(3)%
(Gain) loss on asset disposals, net	1,502	(176)	1,678	>100%
(Gain) loss on sale of business and other exit costs, net	(2,201)	-	(2,201)	N/M
Total operating expenses	460,647	499,023	(38,376)	(8)%
Total operating income	$75,642	$46,545	$29,097	63%

N/M - Not meaningful

Operating Revenues

Residential revenues consist of voice, data and video services to TDS Telecom’s Wireline residential customer base.

Residential revenues were relatively unchanged from the prior year at $219.8 million in 2014.  Legacy voice connections declined by 5% decreasing revenues by $6.0 million, while IPTV connections grew 74% increasing revenues $4.5 million.  A 2% increase in average revenue per residential connection driven by price increases for broadband services, growth in customers opting for faster broadband speeds and growth in customers selecting higher tier IPTV packages increased revenues $1.9 million.

Commercial revenues consist of data and voice services and sales and installation of IP-based telecommunication systems to TDS Telecom’s Wireline commercial customer base.

Commercial revenues increased $1.3 million or 1% to $172.6 million in 2014.  A 22% growth in average managedIP connections and a 1% increase in average revenue per connection increased commercial revenue, offsetting decreases in revenue from declining legacy voice and data connections.

Wholesale revenues represent compensation from other carriers for utilizing TDS Telecom’s network infrastructure and regulatory recoveries.

Wholesale revenues decreased $9.2 million or 6% to $142.5 million.  Revenues received through inter-state and intra-state regulatory recovery mechanisms decreased $6.1 million.  Wholesale revenues declined $2.0 million due to an 11% reduction in minutes-of-use.

Operating Expenses

Cost of services (excluding Depreciation, amortization and accretion)

Cost of services decreased $6.7 million or 3% to $192.8 million in 2014. Costs of providing long-distance services, provisioning circuits and purchasing unbundled network elements decreased by $5.8 million and employee expenses decreased by $3.9 million.  Charges related to the growth in IPTV increased cost of services $3.1 million.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $26.5 million or 16% to $140.9 million in 2014 due to cost control efforts.  Employee expenses decreased $14.9 million and consulting and IT maintenance charges decreased $2.5 million and $2.1 million, respectively.  Federal USF charges decreased $2.5 million.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion expense decreased $3.4 million or 3% to $125.9 million in 2014 due primarily to depreciation being fully recognized on some assets.

Cable Operations

Components of Operating Income
				Percentage
Nine Months Ended September 30,	2014	2013	Change	Change
(Dollars in thousands)
Service revenues
Residential	$59,396	$11,642	$47,754	>100%
Commercial	14,110	2,720	11,390	>100%
Total operating revenues	73,506	14,362	59,144	>100%

Cost of services (excluding Depreciation, amortization and accretion reported below)	35,000	6,727	28,273	>100%
Selling, general and administrative	22,611	5,184	17,427	>100%
Depreciation, amortization and accretion	15,089	2,914	12,175	>100%
(Gain) loss on asset disposals, net	1,116	-	1,116	N/M
Total operating expenses	73,816	14,825	58,991	>100%
Total operating income (loss)	$(310)	$(463)	$153	33%

N/M - Not meaningful

Operating Revenues

Residential revenues consist of video, broadband and voice services to TDS Telecom’s Cable residential customer base.

Residential revenues increased $47.8 million to $59.4 million in 2014 due primarily to acquisitions, of which $4.8 million related to the Bend acquisition.

Commercial revenues consist of video, broadband and voice services to TDS Telecom’s Cable commercial customer base.

Commercial revenues increased $11.4 million to $14.1 million in 2014 due primarily to acquisitions, of which $1.3 million related to the Bend acquisition.

Operating Expenses

Cost of services (excluding  Depreciation, amortization and accretion)

Cost of services (excluding Depreciation, amortization and accretion) increased $28.3 million to $35.0 million due primarily to acquisitions, of which $1.6 million related to the Bend acquisition.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $17.4 million to $22.6 million due primarily to acquisitions, of which $3.4 million related to the Bend acquisition.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion expense expenses increased $12.2 million to $15.1 million in 2014.  Acquisitions provided $11.8 million of the increase, including $3.6 million of amortization of customer lists and trade names.

HMS Operations

Components of Operating Income (Loss)
				Percentage
Nine Months Ended September 30,	2014	2013	Change	Change
(Dollars in thousands)
Service revenues	$82,757	$68,405	$14,352	21%
Equipment and product sales	115,830	47,260	68,570	>100%
Total operating revenues	198,587	115,665	82,922	72%

Cost of services (excluding Depreciation, amortization and accretion reported below)	57,689	43,042	14,647	34%
Cost of equipment and products	98,161	39,475	58,686	>100%
Selling, general and administrative	39,935	29,346	10,589	36%
Depreciation, amortization and accretion	20,195	17,286	2,909	17%
Loss on impairment of assets	84,000	-	84,000	N/M
(Gain) loss on asset disposals, net	76	123	(47)	(38)%
Total operating expenses	300,056	129,272	170,784	>100%
Total operating income (loss)	$(101,469)	$(13,607)	$(87,862)	>(100)%

N/M - Not meaningful

Operating Revenues

Service revenues consist primarily of colocation, cloud computing and hosted managed services, application management, and installation and management of IT infrastructure hardware solutions.

Service revenues increased $14.4 million or 21% to $82.8 million in 2014. The acquisition of MSN in October of 2013 contributed $10.9 million of this increase with the remaining increase due primarily to growth in colocation, dedicated hosting, hosted application management and cloud computing services of $3.8 million.

Equipment and product sales revenues include revenues from sales of IT infrastructure hardware solutions.

Equipment and product sales revenues increased $68.6 million to $115.8 million in 2014 due to the acquisition of MSN.

Operating Expenses

Cost of services (excluding Depreciation, amortization and accretion)

Cost of services increased $14.6 million to $57.7 million in 2014 due primarily to $8.1 million from the acquisition of MSN and increases in employee related expenses, data center maintenance and software costs to support growth in services provided to customers.

Cost of equipment and products

Cost of equipment and products  increased $58.7 million to $98.2 million in 2014 due to the acquisition of MSN.

Selling, general and administrative expenses

Selling, general and administrative expense increased $10.6 million to $39.9 million in 2014 due primarily to $11.5 million from the acquisition of MSN.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion expense increased $2.9 million to $20.2 million due to customer list amortization from the MSN acquisition and depreciation on capital additions.

Loss on Impairment of Assets

As a result of interim testing performed during the third quarter of 2014, TDS determined the carrying value of the HMS goodwill exceeded the implied fair value of goodwill.  As a result, an $84.0  million impairment loss was recognized.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

RESULTS OF OPERATIONS — CONSOLIDATED

Three Months Ended September 30,	2014	2013	Change	Percentage Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,000,419	$939,236	$61,183	7%
TDS Telecom	273,157	234,543	38,614	16%
All other (1)	6,447	7,201	(754)	(10)%
Total operating revenues	1,280,023	1,180,980	99,043	8%
Operating expenses
U.S. Cellular	1,051,773	982,443	69,330	7%
TDS Telecom	336,553	222,391	114,162	51%
All other (1)(2)	17,112	9,231	7,881	85%
Total operating expenses	1,405,438	1,214,065	191,373	16%
Operating income (loss)
U.S. Cellular	(51,354)	(43,207)	(8,147)	(19)%
TDS Telecom	(63,396)	12,152	(75,548)	>(100)%
All other (1)(2)	(10,665)	(2,030)	(8,635)	>(100)%
Total operating income (loss)	(125,415)	(33,085)	(92,330)	>(100)%
Other income and (expenses)
Equity in earnings of unconsolidated entities	36,081	37,609	(1,528)	(4)%
Interest and dividend income	4,526	2,507	2,019	81%
Interest expense	(27,170)	(24,961)	(2,209)	(9)%
Other, net	69	145	(76)	(52)%
Total investment and other income (expense)	13,506	15,300	(1,794)	(12)%

Income (loss) before income taxes	(111,909)	(17,785)	(94,124)	>(100)%
Income tax expense (benefit)	9,290	(6,731)	16,021	>100%

Net income (loss)	(121,199)	(11,054)	(110,145)	>(100)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(5,169)	(1,542)	(3,627)	>(100)%
Net income (loss) attributable to TDS shareholders	(116,030)	(9,512)	(106,518)	>(100)%
Preferred dividend requirement	(12)	(12)	-	-
Net income (loss) available to common shareholders	$(116,042)	$(9,524)	$(106,518)	>(100)%

Basic earnings (loss) per share attributable to TDS shareholders	$(1.07)	$(0.09)	$(0.98)	>(100)%

Diluted earnings (loss) per share attributable to TDS shareholders	$(1.07)	$(0.09)	$(0.98)	>(100)%

N/M - Percentage change not meaningful

(1)	Consists of Non-Reportable Segment, corporate operations and intercompany eliminations between U.S. Cellular, TDS Telecom, the Non-Reportable Segment and corporate operations.

(2)

Due to the Airadigm Transaction, TDS recognized expenses of $7.7 million related to exit and disposal activities in 2014.  See Note 5 – Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information.

Operating Revenues and Expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating Revenues and Expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the LA Partnership contributed $18.2 million and $20.8 million to Equity in earnings of unconsolidated entities in 2014 and 2013, respectively.

Interest expense

The increase in interest expense was due primarily to a decrease in capitalized interest related to network and systems projects. Interest cost capitalized was $2.7 million and $5.0 million for 2014 and 2013, respectively.

Income tax expense (benefit)

See Note 3 — Income Taxes in the Notes to Consolidated Financial Statements for a discussion of Income tax expense.

Net income (loss) attributable to noncontrolling interests, net of tax

Net income (loss) attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income (loss) and the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income or loss.

	Three Months Ended
	September 30,
	2014	2013
(Dollars in thousands)
Net income (loss) attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$(3,524)	$(1,541)
Noncontrolling shareholders’ or partners’	(1,645)	(1)
	$(5,169)	$(1,542)

RESULTS OF OPERATIONS — U.S. CELLULAR

Summary Operating Data for U.S. Cellular Consolidated Markets

Following is a table of summarized operating data for U.S. Cellular’s Consolidated Markets.

As of or for the Three Months Ended September 30,	2014	2013
Retail Customers
Postpaid
Total at end of period	4,200,000	4,343,000
Gross additions	251,000	165,000
Net additions (losses)	52,000	(60,000)
ARPU (1)	$56.37	$54.64
Churn rate (2)	1.6%	1.7%
Smartphone penetration (3)	57.9%	47.1%
Prepaid
Total at end of period	350,000	370,000
Gross additions	64,000	65,000
Net additions (losses)	(2,000)	(11,000)
ARPU (1)	$34.40	$28.72
Churn rate (2)	6.3%	6.8%
Total customers at end of period	4,674,000	4,875,000
Billed ARPU (1)	$53.24	$50.92
Service revenue ARPU (1)	$60.92	$58.36
Smartphones sold as a percent of total devices sold	73.3%	65.2%
Capital expenditures (000s)	$142,452	$242,459

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

No separate table is shown for the Core Markets for the three months ended September 30, 2014 and 2013 because the Divestiture Transaction and the NY1 & NY2 Deconsolidation were consummated in the second quarter of 2013.  Therefore, the above amounts for the Consolidated Markets are identical to the amounts for the Core Markets for the corresponding three month period, except for Capital expenditures in 2013.

Components of Operating Income (Loss)

Three Months Ended September 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Retail service	$743,798	$752,316	$(8,518)	(1)%
Inbound roaming	66,577	71,997	(5,420)	(8)%
Other	40,688	38,017	2,671	7%
Service revenues	851,063	862,330	(11,267)	(1)%
Equipment sales	149,356	76,906	72,450	94%
Total operating revenues	1,000,419	939,236	61,183	7%

System operations (excluding Depreciation, amortization and accretion reported below)	199,750	177,431	22,319	13%
Cost of equipment sold	307,862	193,392	114,470	59%
Selling, general and administrative	397,545	410,468	(12,923)	(3)%
Depreciation, amortization and accretion	148,952	200,985	(52,033)	(26)%
(Gain) loss on asset disposals, net	7,947	1,701	6,246	>100%
(Gain) loss on sale of business and other exit costs, net	(10,283)	(1,534)	(8,749)	>(100)%
Total operating expenses	1,051,773	982,443	69,330	7%
Operating income (loss)	$(51,354)	$(43,207)	$(8,147)	(19)%

Operating Revenues

Retail service revenues

Retail service revenues decreased $8.5 million, or 1%, to $743.8 million in 2014 due primarily to a decrease in U.S. Cellular’s average customer base partially offset by an increase in billed ARPU.

Billed ARPU increased to $53.24 in 2014 compared to $50.92 in 2013. The overall increase is due primarily to an increase in postpaid ARPU to $56.37 in 2014 from $54.64 in 2013, reflecting an increase in smartphone penetration and corresponding revenues from data products and services.

Inbound roaming revenues

Inbound roaming revenues decreased by $5.4 million, or 8%, to $66.6 million in 2014 compared to 2013. The decrease was due primarily to a decrease in rates and a decline in voice volume, partially offset by higher data usage.

Other revenues

Other revenues increased by $2.7 million, or 7%, to $40.7 million, due primarily to an increase in tower rental revenue.

Equipment sales revenues

Equipment sales revenues increased by $72.5 million, or 94%, to $149.4 million in 2014, including $78.2 million related to equipment installment plan sales. The increase was due primarily to an increase in the average revenue per device sold (including the impact of sales under equipment installment plans) and an increase in sales of smartphones and connected devices, partially offset by a decrease in the sales of other device categories, primarily in the feature phone category.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the $22.3 million, or 13%, increase to $199.8 million were as follows:

•         Maintenance, utility and cell site expenses increased $18.7 million, or 25%, due primarily to costs related to 4G LTE support, increased rent expense, and higher cell site maintenance costs.

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $3.8 million, or 8%, due primarily to an increase in data usage, partially offset by a decrease in voice usage.

Cost of equipment sold

Cost of equipment sold increased by $114.5 million, or 59%, to $307.9 million in 2014, including $113.5 million related to equipment installment plan sales.  The increase is due primarily to an increase in device sales and an increase of 36% in the average cost per device sold due to general customer preference for higher-priced 4G LTE smartphones and tablets.

Selling, general and administrative expenses

Key components of the $12.9 million, or 3%, decrease to $397.5 million were as follows:

•         Selling and marketing expense increased by $9.6 million, or 5%, due primarily to an increase in advertising, commission and contract labor expenses.

•         General and administrative expense decreased by $22.5 million, or 10%, due primarily to lower consulting expenses, primarily related to the billing system conversion in the prior year, offset by an increase in bad debts expense.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion decreased $52.0 million, or 26%, in 2014 to $149.0 million due primarily to the higher amount of accelerated depreciation, amortization and accretion in the Divestiture Markets that occurred in 2013. The impact of the acceleration was $45.7 million in 2013.

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

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom

Components of Operating Income

Three months ended September 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Operating revenues
Wireline	$178,075	$181,800	$(3,725)	(2)%
Cable	28,519	14,362	14,157	99%
HMS	67,543	38,727	28,816	74%
Intra-company elimination	(980)	(346)	(634)	>(100)%
TDS Telecom operating revenues	273,157	234,543	38,614	16%

Operating expenses
Wireline	151,428	164,065	(12,637)	(8)%
Cable	29,396	14,825	14,571	98%
HMS	156,709	43,847	112,862	>100%
Intra-company elimination	(980)	(346)	(634)	>(100)%
TDS Telecom operating expenses	336,553	222,391	114,162	51%

TDS Telecom operating income	$(63,396)	$12,152	$(75,548)	>(100)%

N/M - Not meaningful

Wireline Operations

Components of Operating Income

Three months ended September 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Service revenues
Residential	$73,901	$74,257	$(356)	-
Commercial	57,179	57,075	104	-
Wholesale	46,570	49,755	(3,185)	(6)%
Total service revenues	177,650	181,087	(3,437)	(2)%
Equipment and product sales	425	713	(288)	(40)%
Total operating revenues	178,075	181,800	(3,725)	(2)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	64,072	67,308	(3,236)	(5)%
Cost of equipment and products	829	941	(112)	(12)%
Selling, general and administrative	46,627	53,254	(6,627)	(12)%
Depreciation, amortization and accretion	41,358	42,136	(778)	(2)%
(Gain) loss on asset disposals, net	743	426	317	74%
(Gain) loss on sale of business and other exit costs, net	(2,201)	-	(2,201)	N/M
Total operating expenses	151,428	164,065	(12,637)	(8)%
Total operating income	$26,647	$17,735	$8,912	50%

N/M - Not meaningful

Operating Revenues

Residential revenues

Residential revenues were relatively flat at $73.9 million in 2014 as a decrease in revenue resulting from declines in voice service was partially offset by an increase in revenue from data and video service.

Commercial revenues

Commercial revenues were relatively unchanged at $57.2 million in 2014 due primarily to growth in managedIP revenues resulting from both a 15% increase in average managedIP connections and a 2% increase in average revenue per connection offsetting a decrease in revenue from a 10% decline in average voice connections.

Wholesale revenues

Wholesale revenues decreased $3.2 million or 6% to $46.6 million.  Revenues received through inter-state and intra-state regulatory mechanisms decreased $3.3 million.

Operating Expenses

Cost of services (excluding Depreciation, amortization and accretion)

Cost of services decreased $3.2 million or 5% to $64.1 million in 2014.  Decreases in employee expenses, cost of providing long distance services and purchasing unbundled network elements were partially offset by increased costs associated with the provisioning of IPTV.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $6.6 million or 12% to $46.6 million in 2014 due to cost control efforts which decreased employee related expenses $3.8 million and a $1.6 million decrease in Federal USF charges.

Cable Operations

Components of Operating Income

Three months ended September 30,	2014	2013	Change	Percentage Change
(Dollars in thousands)
Service revenues
Residential	$22,921	$11,642	$11,279	97%
Commercial	5,598	2,720	2,878	>100%
Total operating revenues	28,519	14,362	14,157	99%

Cost of services (excluding Depreciation, amortization and accretion reported below)	12,651	6,727	5,924	88%
Selling, general and administrative	9,948	5,184	4,764	92%
Depreciation, amortization and accretion	6,171	2,914	3,257	>100%
(Gain) loss on asset disposals, net	626	-	626	N/M
Total operating expenses	29,396	14,825	14,571	98%
Total operating income (loss)	$(877)	$(463)	$(414)	(89)%

N/M - Not meaningful

Operating Revenues

Residential revenues

Residential revenues increased $11.3 million to $22.9 million in 2014. Acquisitions provided $11.0 million of the increase, of which $4.8 million related to the Bend acquisition.

Commercial revenues

Commercial revenues increased $2.9 million to $5.6 million in 2014. Acquisitions provided $2.7 million of the increase, of which $1.3 million related to the Bend acquisition.

Operating Expenses

Cost of services (excluding  Depreciation, amortization and accretion)

Cost of services (excluding Depreciation, amortization and accretion) increased $5.9 million to $12.7 million in 2014.  Acquisitions provided $5.1 million of the increase, of which $1.6 million related to the Bend acquisition.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.8 million to $9.9 million in 2014.  Acquisitions provided $6.1 million of the increase, of which $3.4 million related to the Bend acquisition including legal and acquisition costs of $0.9 million.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion expenses increased $3.3 million to $6.2 million in 2014.  Acquisitions provided $2.9 million of the increase, including $0.9 million of amortization of acquisition related intangible assets.

HMS Operations

Components of Operating Income
				Percentage
Three months ended September 30,	2014	2013	Change	Change
(Dollars in thousands)
Service revenues	$27,806	$23,200	$4,606	20%
Equipment and product sales	39,737	15,527	24,210	>100%
Total operating revenues	67,543	38,727	28,816	74%

Cost of services (excluding Depreciation, amortization and accretion reported below)	19,442	14,369	5,073	35%
Cost of equipment and products	33,819	13,149	20,670	>100%
Selling, general and administrative	12,724	10,064	2,660	26%
Depreciation, amortization and accretion	6,726	6,255	471	8%
Loss on impairment of assets	84,000	-	84,000	N/M
(Gain) loss on asset disposals, net	(2)	10	(12)	>(100)%
Total operating expenses	156,709	43,847	112,862	>100%
Total operating income (loss)	$(89,166)	$(5,120)	$(84,046)	>(100)%

N/M - Not meaningful

Operating Revenues

Service revenues

Service revenues increased $4.6 million or 20% to $27.8 million in 2014. The acquisition of MSN contributed $4.0 million of this increase with the remaining increase due primarily to growth in colocation, dedicated hosting, hosted application management and cloud computing services.

Equipment and product sales revenues

Equipment and product sales revenues increased $24.2 million to $39.7 million in 2014 due to the acquisition of MSN.

Operating Expenses

Cost of services (excluding Depreciation, amortization and accretion)

Cost of services increased $5.1 million to $19.4 million in 2014 due to $2.6 million from the acquisition of MSN and increases in employee related expenses, data center maintenance and software costs to support growth in services provided to customers.

Cost of equipment and products

Cost of equipment and products increased $20.7 million to $33.8 million in 2014 due to the acquisition of MSN.

Selling, general and administrative expenses

Selling, general and administrative expense increased $2.7 million to $12.7 million in 2014 due to the acquisition of MSN.

Depreciation, amortization and accretion expense

Depreciation, amortization and accretion expense increased $0.5 million to $6.7 million due to customer list amortization from the MSN acquisition and depreciation on capital additions.

Loss on Impairment of Assets

As a result of interim testing performed during the third quarter of 2014, TDS determined the carrying value of the HMS goodwill exceeded the implied fair value of goodwill.  As a result, an $84.0 million impairment loss was recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

FINANCIAL RESOURCES

TDS operates a capital- and marketing-intensive business. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions, capital expenditures and other factors. The table below and the following discussion in this Financial Resources section summarize TDS' cash flow activities for the nine months ended September 30, 2014 and 2013.

	2014	2013
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$496,211	$437,900
Investing activities	(670,840)	(333,593)
Financing activities	(82,318)	(133,699)
Net decrease in cash and cash equivalents	$(256,947)	$(29,392)

Cash Flows from Operating Activities

Cash flows from operating activities were $496.2 million in 2014 and $437.9 million in 2013.  The net increase reflected lower earnings excluding the loss on impairment of assets, gains recognized on sale of business and license sales and exchanges, which had the impact of decreasing cash flows from operating activities, more than offset by changes in working capital, which had the effect of increasing cash flows from operating activities.  Working capital factors which significantly increased cash flows from operating activities included a smaller year-over-year increase in accounts receivable and lower income tax payments (net of refunds).  In the 2013 period, accounts receivable grew substantially due to issues resulting from the conversion to a new billing system at U.S. Cellular.  In the 2014 period, the higher accounts receivable balances resulting from the billing system conversion decreased to more normal levels; however, this decrease was offset by long- and short-term receivables related to equipment installment plan sales.  The long-term portion of the equipment installment plan receivables is reported in changes in Other assets and liabilities in the Consolidated Statement of Cash Flows.

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

Cash used for additions to property, plant and equipment totaled $553.7 million in 2014 and $631.4 million in 2013, and is reported in the Consolidated Statement of Cash Flows.  Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals, totaled $508.5 million in 2014 and $637.4 million in 2013.  See “Capital Expenditures” in Liquidity and Capital Resources below for additional information on capital expenditures.

Cash payments for acquisitions for the nine months ended September 30, 2014 and 2013 were as follows:

Cash Payment for Acquisitions	2014	2013
(Dollars in thousands)
U.S. Cellular licenses	$22,745	$16,540
TDS Telecom HMS business	(442)	-
TDS Telecom cable businesses	261,786	263,843
Total	$284,089	$280,383

Cash amounts paid for the acquisitions may differ from the purchase price due to cash acquired in the transactions and the timing of cash payments related to the respective transactions.

Cash received from divestitures in 2014 and 2013 was as follows.

Cash Received from Divestitures	2014	2013
(Dollars in thousands)
U.S. Cellular licenses	$91,789	$-
U.S. Cellular businesses	52,012	484,300
TDS Telecom wireline businesses	7,568	-
Total	$151,369	$484,300

See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these divestitures.

TDS realized proceeds of $10.0 million and $80.0 million in 2014 and 2013, respectively, related to the maturities of certain of its investments in U.S. Treasury Notes.

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

Adjusted Free Cash Flow

The following table presents Adjusted free cash flow. Adjusted free cash flow is defined as Cash flows from operating activities (which includes cash outflows related to the Sprint decommissioning), as adjusted for cash proceeds from the Sprint Cost Reimbursement (which are included in Cash flows from investing activities in the Consolidated Statement of Cash Flows), less Cash used for additions to property, plant and equipment. Adjusted free cash flow is a non-GAAP financial measure which TDS believes may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations (including cash proceeds from the Sprint Cost Reimbursement), after Cash used for additions to property, plant and equipment.

Nine Months Ended September 30,	2014	2013
(Dollars in thousands)
Cash flows from operating activities	$496,211	$437,900
Add: Sprint Cost Reimbursement (1)	52,012	1,131
Less: Cash used for additions to property, plant and equipment	553,718	631,370
Adjusted free cash flow	$(5,495)	$(192,339)

(1)	See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to the Sprint Cost Reimbursement.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Adjusted free cash flow.

LIQUIDITY AND CAPITAL RESOURCES

TDS believes that existing cash and investment balances, funds available under its revolving credit facilities and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs.  However, these resources may not be adequate to fund all future expenditures that the companies could potentially elect to make such as acquisitions of spectrum licenses in FCC auctions and other acquisition, construction and development programs.  It may be necessary from time to time to increase the size of the existing revolving credit facilities, to put in place new facilities, or to obtain other forms of financing in order to fund these potential expenditures.  To the extent that sufficient funds are not available to TDS or its subsidiaries on terms or at prices acceptable to TDS, it could require TDS to reduce its acquisition, construction and development programs.

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

The following table summarizes TDS’ and U.S. Cellular’s cash and investments as of September 30, 2014.

(Dollars in thousands)	TDS	U.S. Cellular (1)
Cash and cash equivalents	$573,067	$273,798
Short-term investments	$40,014	$40,014

(1)	Also included as a component of the TDS column.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At September 30, 2014, the majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

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

In connection with U.S. Cellular’s revolving credit facility, TDS and U.S. Cellular entered into a subordination agreement dated December 17, 2010 together with the administrative agent for the lenders under U.S. Cellular’s revolving credit facility.  At September 30, 2014, no U.S. Cellular debt was subordinated pursuant to this subordination agreement.

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

In certain circumstances, TDS’ and U.S. Cellular’s interest cost on their revolving credit facilities may be subject to increase if their current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised.  The April and July 2014 downgrades increased the commitment fee on the revolving credit facilities by 0.075% per annum.  The downgrades also increased the interest rate on any borrowings by 0.25% per annum.  The credit facilities do not cease to be available nor do the maturity dates accelerate solely as a result of a downgrade in TDS’ or U.S. Cellular’s credit rating.  However, downgrades in TDS’ or U.S. Cellular’s credit rating could adversely affect their ability to renew the credit facilities or obtain access to other credit facilities in the future.

The following table summarizes the terms of such revolving credit facilities as of September 30, 2014:

(Dollars in millions)	TDS	U.S. Cellular
Maximum borrowing capacity	$400.0	$300.0
Letters of credit outstanding	$0.6	$17.5
Amount borrowed	$-	$-
Amount available for use	$399.4	$282.5
Agreement date	December 2010	December 2010
Maturity date	December 2017	December 2017

The continued availability of the revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.  TDS and U.S. Cellular believe that they were in compliance as of September 30, 2014 with all of the financial covenants and requirements set forth in their revolving credit facilities.

As more fully described on TDS’ Form 8-K dated July 24, 2014, to provide for additional financial flexibility, TDS and U.S. Cellular entered into amendments to the revolving credit facilities agreements which increased the Consolidated Leverage Ratio (the ratio of Consolidated Funded Indebtedness to Consolidated Earnings before interest, taxes, depreciation and amortization) that the companies are required to maintain.  Beginning July 1, 2014, TDS and U.S. Cellular are required to maintain the Consolidated Leverage Ratio at a level not to exceed 3.75 to 1.00 for the period of the four fiscal quarters most recently ended (this was 3.00 to 1.00 prior to July 1, 2014).  The terms of the amendment decrease the maximum permitted Consolidated Leverage Ratio beginning January 1, 2016, with further decreases effective July 1, 2016 and January 1, 2017 (and will return to 3.00 to 1.00 at that time).  For the twelve months ended September 30, 2014, the actual Consolidated Leverage Ratio was 2.53 to 1.00.  Future changes in TDS’ and U.S. Cellular’s financial condition could negatively impact their ability to meet the financial covenants and requirements in their revolving credit facilities agreements.  TDS also has certain other non-material credit facilities from time to time.

Long-Term Financing

There were no material changes to Long-Term Financing as disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2013.

TDS and its subsidiaries’ long-term debt indentures do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in TDS’ credit rating. However, a downgrade in TDS’ credit rating could adversely affect its ability to obtain long-term debt financing in the future. TDS believes that it and its subsidiaries were in compliance as of September 30, 2014 with all financial covenants and other requirements set forth in its long-term debt indentures. TDS and U.S. Cellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.

The long-term debt principal payments due for the remainder of 2014 and the next four years represent less than 1% of the total long-term debt obligation at September 30, 2014.  Refer to Market Risk — Long-Term Debt in TDS’ Form 10-K for the year ended December 31, 2013 for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2014 are expected to be approximately $600 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance network coverage, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;

•         Continue to deploy 4G LTE technology in certain markets;

•         Expand and enhance the retail store network; and

•         Develop and enhance office systems.

TDS Telecom’s capital expenditures for 2014 are expected to be approximately $210 million.  These expenditures are expected to be for the following general purposes:

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

FCC Spectrum Auction 97

The FCC has scheduled an auction of AWS-3 spectrum licenses, referred to as Auction 97, to begin on November 13, 2014.  TDS is participating in Auction 97 through its interest in Advantage Spectrum.  TDS will consolidate Advantage Spectrum and its general partner for financial reporting purposes as a VIE.  Advantage Spectrum intends to qualify as a "designated entity" and be eligible for discounts with respect to any spectrum purchased in Auction 97.  There is no assurance that any bids by Advantage Spectrum will be successful.  To the extent it is successful, this will not be disclosed until this is permitted by FCC rules following completion of the auction.  See Overview — FCC Spectrum Auction 97.  Although it has no current commitment to do so, TDS may make capital contributions, loans and/or advances to Advantage Spectrum and/or its general partner depending on whether Advantage Spectrum is successful in the auction and pending finalization of its financing plan.  The possible amount of additional funding is not known at this time but could be substantial.  TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt.  There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.  See Note 8 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information.

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

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2013 and September 30, 2014 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2013.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2013.  There were no material changes to TDS’ application of critical accounting policies and estimates during the nine months ended September 30, 2014.

Goodwill Impairment Assessment

During the third quarter of 2014, due to a decline in projected revenue and earnings of TDS Telecom’s HMS reporting unit compared with previously projected results, TDS determined that an interim impairment test of HMS Goodwill was required.  TDS performed the Goodwill impairment tests, as defined by GAAP, as of August 1, 2014.   See Note 6 — Intangible Assets for more information about the testing methodology and results.

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

•         A failure by TDS’ service offerings to meet customer expectations, including any issues relating to the new Billing and Operational Support System ("B/OSS") implemented in the third quarter of 2013, could limit TDS’ ability to attract and retain customers and could have an adverse effect on TDS’ business, financial condition or results of operations.

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2014.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2014, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting are updated as necessary to accommodate modifications to our business processes and accounting procedures.  There have been no changes in TDS’ internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect TDS’ internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2014	145,144	$25.33	145,144	$215,535,625
August 1 – 31, 2014	138,907	25.28	138,907	212,024,591
September 1 – 30, 2014	137,271	25.58	137,271	208,513,525
Total for or as of the end of the quarter ended September 30, 2014	421,322	$25.39	421,322	$208,513,525

The following is additional information with respect to the Common Share authorization:

i.         The date the program was announced was August 2, 2013 by Form 8-K.

ii.        The amount approved was up to $250 million in aggregate purchase price of TDS Common Shares.

iii.      The program does not have an expiration date.

iv.      The authorization did not expire during the third quarter of 2014.

v.       TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2014.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the third quarter of 2014 and had no borrowings outstanding under their revolving credit facilities as of September 30, 2014.

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

The following information is being provided pursuant to Item 5.03(e) of Form 8-K:

As of August 19, 2014, the Chairman of U.S. Cellular established Guidelines for the Determination of Annual Bonus for the President and Chief Executive Officer of U.S. Cellular effective for performance years commencing on or after January 1, 2014.  The President and Chief Executive Officer of U.S. Cellular is deemed to be an executive officer of TDS under SEC rules.  Information on these Guidelines and a copy of the Guidelines are hereby incorporated by reference from U.S. Cellular’s Current Report on Form 8-K dated August 19, 2014.

Item 6.  Exhibits.

Exhibit 3.1 — Amendment to Section 2.23 of Restated Bylaws of TDS is hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated August 20, 2014.

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

Exhibit 10.4 — Guidelines for the Determination of Annual Bonus for President and Chief Executive Officer of U.S. Cellular, are hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated August 19, 2014.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	October 31, 2014	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	October 31, 2014	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President and Controller (principal financial officer and principal accounting officer)