Form 10-K
period 2014-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2015-02-25
CIK 1051512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

    As of June 30, 2014, the aggregate market values of the registrant’s Common Shares, Series A Common Shares and Preferred Shares held by non-affiliates were approximately $2.5 billion, $2.4 million and $0.8 million, respectively.  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of Telephone and Data Systems, Inc. (“TDS”) is an affiliate.  The June 30, 2014 closing price of the Common Shares was $26.11 as reported by the New York Stock Exchange.  Because trading in the Series A Common Shares and Preferred Shares is infrequent, the registrant has assumed for purposes hereof that (i) each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares are convertible on a share-for-share basis into Common Shares, (ii) each nonredeemable Preferred Share has a market value of $100 because each of such shares had a stated value of $100 when issued, and (iii) each Preferred Share that is redeemable by the delivery of TDS Common Shares has a value equal to the value of the number of Common Shares (at $26.11 per share) on June 30, 2014 that would be required to be delivered upon redemption.

    The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2015, is 100,728,000 Common Shares, $.01 par value, and 7,179,000 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

    Those sections or portions of the registrant's 2014 Annual Report to Shareholders (“Annual Report”), filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement for its 2015 Annual Meeting of Shareholders (“Proxy Statement”) to be filed on or prior to April 30, 2015, described in the table of contents included herein are incorporated by reference into Parts II and III of this report.

Telephone and Data Systems, Inc.

Annual Report on Form 10-K
For the Period Ended December 31, 2014

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, SUITE 4000, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 630-1900

PART I

Item 1.  Business

Telephone and Data Systems, Inc.  (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 4.8 million wireless customers and 1.2 million wireline and cable connections at December 31, 2014. TDS conducts its wireless operations through its majority-owned subsidiary, United States Cellular Corporation  (“U.S. Cellular”).  As of December 31, 2014, TDS owned 84% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96% of the combined voting power of both classes of common stock.  TDS provides wireline services, cable services and hosted and managed services, through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

TDS’ business segments reflected in this Annual Report on Form 10-K for the year ended December 31, 2014 are U.S. Cellular and TDS Telecom’s Wireline, Cable and Hosted and Managed Services (“HMS”) operations. TDS operations also include the majority-owned printing and distribution company, Suttle-Straus, Inc. (“Suttle-Straus”) and TDS’ wholly-owned subsidiary, Airadigm Communications, Inc. (“Airadigm”).  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  Additional information about TDS’ segments is incorporated herein by reference from Note 18 — Business Segment Information, in TDS’ Annual Report to Shareholders, filed as Exhibit 13 hereto.

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

The following map represents TDS’ consolidated areas of operations:

U.S. Cellular Operations

Customers, Services and Products

Customers.  U.S. Cellular provides service to postpaid and prepaid customers from a variety of demographic segments.  U.S. Cellular uses a segmentation model to classify businesses and consumers into logical groupings for developing new products and services, direct marketing campaigns, and retention efforts.  U.S. Cellular focuses on retail consumers, government, and small-to-mid-size business customers in vertical industries such as construction, retail, professional services and real estate.  These customers are served primarily through U.S. Cellular’s retail and direct sales channels.

Services.  U.S. Cellular’s postpaid customers are able to choose from a variety of national plans with voice, messaging and data usage options and pricing that are designed to fit different customer needs, usage patterns and budgets.  Helping a customer find the right pricing plan is an important element of U.S. Cellular’s brand positioning.  U.S. Cellular offers Shared Data plans that include unlimited voice minutes and text messaging combined with a variety of data usage options.  Under these plans, customers can share data usage among all users and devices connected to the plan.  Business rate plans are designed to meet the unique needs of the business customer.  U.S. Cellular’s national plans price all domestic calls as local calls, regardless of where they are made or received in the United States, with no long distance or roaming charges.  U.S. Cellular also offers prepaid service plans, which include voice, messaging and data options in a variety of ways, for a monthly fee.  In 2014, unlimited prepaid plans were launched which provide customers unlimited voice, messaging and data, including specified amounts of high speed fourth generation Long Term Evolution (“4G LTE”) data; data usage over the specified limit is provided at lower speeds to ensure customers are never without data access.   U.S. Cellular also expanded its device installment contract offerings in 2014 as discussed in “Devices and Products” below.

U.S. Cellular builds customer loyalty by offering high-quality network services, customer focused support services, effective pricing and other benefits including rewards points, which can be used to obtain a free wireless device or to accelerate the timing of a wireless device upgrade, as well as for other rewards such as additional lines and accessories. Certain available postpaid plans include Overage Cap, a free service that prevents voice overage charges from exceeding $50 for a National Single Line Plan or $150 for a Family Plan.

U.S. Cellular’s portfolio of smartphones, tablets and other connected devices (see “Devices and Products” below) is a key part of its strategy to deliver wireless devices which allow customers to stay productive, entertained and connected on the go, and are backed by U.S. Cellular’s high-speed networks, including a 4G LTE network, which, as of December 31, 2014, covered 94% of its postpaid customers.  U.S. Cellular’s 4G LTE network supports smartphone messaging, data and internet services that allow customers to access the web and social network sites, e-mail, text, picture and video message, utilize turn-by-turn GPS navigation, and browse and download thousands of applications to customize their wireless devices to fit their lifestyles.  U.S. Cellular also operates a third generation (“3G”) network, which supports nationwide roaming.

In 2014, U.S. Cellular launched several new services such as connected home and new international dialing.  Connected home is a professionally configured, self-installed home security and automation system whereby customers receive professional home monitoring services.  Additional services such as protection against fire and other emergencies, as well as energy and video monitoring, are also available to customers with the connected home solution.

In 2014, U.S. Cellular greatly expanded its solutions to business and government customers, specifically in the areas of asset/fleet management, monitor and control, mobile automation and business communication, through offerings in machine to machine, wireless priority services, and mobile device management.  U.S. Cellular will continue to further enhance its advanced wireless services and connected solutions for consumer and business customers in 2015 and beyond.

Devices and Products.  U.S. Cellular offers a comprehensive range of wireless devices such as handsets, modems, mobile hotspots, home phone and tablets for use by its customers.  U.S. Cellular offers wireless devices that are compatible with some or all of its 4G LTE and 3G networks and all are compliant with the Federal Communications Commission’s (“FCC”) enhanced wireless 911 (“E-911”) requirements.  In addition, U.S. Cellular offers a wide range of accessories, significantly expanding the breadth of products offered, from wireless basics such as carrying cases, hands-free devices, batteries, battery chargers, and memory cards to related consumer electronics such as headphones, speakers, and Bluetooth keyboards to customers. U.S. Cellular also sells wireless devices to agents and other third-party distributors for resale. U.S. Cellular frequently discounts wireless devices sold to new and current customers and provides discounts on upgraded wireless devices to current customers, in order to attract new customers or to retain existing customers by reducing the cost of becoming or remaining a wireless customer.  In 2013, U.S. Cellular began offering customers the option to purchase certain devices under installment contracts over a period of up to 24 months and, in 2014, began offering financing under installment contracts for all wireless devices.  For certain installment plans, after a specified period of time, the customer may have the right to upgrade to a new device, thus enabling customers to more easily access the latest smartphones and provide a better overall customer experience.

U.S. Cellular continues to offer several programs which allow the customer to receive a replacement device through a retail store or through direct mail.  U.S. Cellular also has enhanced its Device Protection+ program in 2014 to include overnight delivery while continuing to provide customers peace of mind by covering lost and stolen devices.

During 2014, U.S. Cellular continued to bolster its expanding smartphone and tablet portfolio with Android wireless devices and tablets such as the Samsung Galaxy S5, Samsung Galaxy Note 4, LG G3, Motorola Moto X (2nd Generation), Motorola G, Samsung Galaxy Tab 4, and LG Gpad, and Apple products such as the iPhone 6, iPhone 6Plus, iPad Air 2, and iPad Mini.  U.S. Cellular’s smartphone offerings play a significant role in driving data service usage and revenues.  The devices offered include a full array of smartphones and feature phones. In 2014, U.S. Cellular also offered additional products and services including phone in a box and connected home.

U.S. Cellular purchases wireless devices and accessory products from a number of manufacturers, including Samsung, Apple, Motorola, LG, Superior Communications, Kyocera, ZTE, Tessco, and Sierra Wireless. U.S. Cellular negotiates volume discounts with its suppliers and works with them in promoting specific equipment in its local advertising.  U.S. Cellular does not own significant product warehousing and distribution infrastructure.  Instead, it contracts with third party providers for substantially all of its product warehousing, distribution and direct customer fulfillment activities. U.S. Cellular also contracts with third party providers for services related to its device replacement programs.

U.S. Cellular continuously monitors the financial condition of its wireless device and accessory suppliers.  Because U.S. Cellular purchases wireless devices and accessories from numerous suppliers, U.S. Cellular does not expect the financial condition of any single supplier to affect its ability to offer a competitive variety of wireless devices and accessories for sale to customers.

Marketing, Customer Service, and Sales and Distribution Channels

Marketing and Advertising.  U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by maintaining an exceptional wireless network, providing outstanding customer service, and offering high-quality products and services built around customer needs at fair prices.

U.S. Cellular believes that creating positive relationships with its customers enhances their wireless experience and builds customer loyalty.  U.S. Cellular currently offers several innovative, customer-centric programs and services to customers.  The Overage Protection service provides customers peace-of-mind by sending them text message alerts when they come close to reaching their allowable monthly plan minutes, text messages or data usage in order to avoid overage charges.  With the launch of Shared Data plans in late 2013, whereby a customer selects the size of the data bucket to share among all of their lines/devices, U.S. Cellular followed up in 2014 with a service to allow customers to limit data usage on specific lines – or for the entire account – thereby providing controls to manage account overages.  This service, Data Usage Controls, allows customers an easy way to split up their data bucket by line.

U.S. Cellular increases consumer awareness using media such as television, radio, newspaper, direct mail advertising, the Internet, social media and sponsorships.  U.S. Cellular has achieved its current level of penetration of its markets through a combination of a strong brand position, promotional advertising, broad distribution, maintaining a high-quality wireless network and providing outstanding customer service.  U.S. Cellular’s advertising is directed at increasing the public awareness and understanding of the wireless services it offers, improving potential customers’ awareness of the U.S. Cellular brand, attracting and retaining customers, and increasing existing customers’ usage of U.S. Cellular’s services. U.S. Cellular attempts to select the advertising and promotional media that are most appealing to the targeted groups of potential customers in each local market.  U.S. Cellular supplements its advertising with a focused public relations program that drives store traffic, supports sales of products and services, and builds brand awareness and preference.  The approach combines national and local media relations in mainstream and social media channels with market-wide activities, events, and sponsorships. U.S. Cellular focuses its charitable giving strategy on supporting initiatives relevant to consumers in its service areas.  These initiatives include support of programs that focus on education, such as Calling All Teachers, which supports schools and teachers in the communities U.S. Cellular serves.

Customer Service.  U.S. Cellular manages customer retention by focusing on outstanding customer service through the development of processes that are customer-friendly, extensive training of frontline sales and support associates and the implementation of retention programs.

U.S. Cellular currently operates four regional customer care centers with personnel who are responsible for customer service activities, and a national financial services center with personnel who perform credit and other customer payment activities.  U.S. Cellular also contracts with third parties that provide additional customer care and financial services support.

Sales and Distribution Channels.  U.S. Cellular supports a multi-faceted distribution program, including retail sales, direct sales, third-party national retailers, and independent agents, plus a website and telesales.

Company retail store locations are designed to market wireless products and services to the consumer and small business segments in a setting familiar to these types of customers.  As of December 31, 2014, retail sales associates work in approximately 275 U.S. Cellular-operated retail stores and kiosks. Direct sales consultants market wireless services to mid-size business customers. Additionally, the U.S. Cellular website enables customers to activate service and purchase wireless devices online.

U.S. Cellular maintains an ongoing training program to improve the effectiveness of retail sales associates and direct sales consultants by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet the individual needs of the customer.

U.S. Cellular has relationships with exclusive and non-exclusive agents, which are independent businesses that obtain customers for U.S. Cellular on a commission basis.  At December 31, 2014, U.S. Cellular had contracts with these businesses aggregating over 650 locations.  U.S. Cellular provides additional support and training to its exclusive agents to increase customer satisfaction and to ensure a consistent customer experience.  U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service packages and other related products.  No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

In 2013 and 2014, U.S. Cellular expanded its distribution through third-party national and on-line retailers. As of December 2014, Wal-Mart, Sam’s Club, RadioShack and Dollar General now offer U.S. Cellular products and services at select retail locations in U.S. Cellular’s service areas. Further, Amazon offers U.S. Cellular’s postpaid and prepaid services on-line.  U.S. Cellular continues to explore new relationships with additional third-party retailers as part of its strategy to expand distribution.

U.S. Cellular also markets wireless service through resellers.  The resale business involves the sale of wholesale access and minutes to independent companies that package and resell wireless services to end-users.  These resellers generally provide prepaid and postpaid services to subscribers under their own brand names and also provide their own billing and customer service.  U.S. Cellular incurs no direct subscriber acquisition costs related to reseller customers.  At December 31, 2014, U.S. Cellular had approximately 114,000 customers of resellers.  For the year ended December 31, 2014, revenues from resale business were less than 1% of total service revenues.

Seasonality.  There is seasonality in operating expenses, which tend to be higher in the fourth quarter than in the other quarters due to increased marketing and promotional activities during the holiday season, which may cause operating income to vary from quarter to quarter.

Competition

The wireless telecommunication industry is highly competitive.  U.S. Cellular competes directly with several wireless service providers in each of its markets. In general, there are between two and four competitors in each wireless market in which U.S. Cellular provides service, excluding resellers and mobile virtual network operators. In its footprint, U.S. Cellular competes to varying degrees against each of the national wireless companies: Verizon Wireless, AT&T Mobility, Sprint, and to a much lesser extent, T-Mobile USA, in addition to a few smaller regional carriers in specific pockets of its footprint.  Verizon is U.S. Cellular’s largest competitor, in terms of both customer acquisition opportunities and customer defection risk in the majority of its markets. However, all of the national competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than U.S. Cellular. Additionally, U.S. Cellular competes with other companies that use alternative communication technology and services to provide similar products and services.

Since each of these wireless competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of products and services, price, size of area covered, call quality, network speed and responsiveness of customer service.  U.S. Cellular employs a customer satisfaction strategy that includes maintaining an outstanding wireless network throughout its markets.  U.S. Cellular owns and operates low-band spectrum (less than 1 GHz) that covers the majority of its footprint and enables more efficient, superior coverage in rural areas (compared to spectrum above 1 GHz), which strengthens its network quality positioning.

The use of national advertising and promotional programs by the top four wireless service providers may be a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators do not provide direct service in a particular market.  Over the past year in particular, competition among top carriers has become even more aggressive, with the top four carriers engaging in rich promotional initiatives including contract buyouts and limited-time and permanent price reductions fueled by the rise of equipment installment plans.  In addition, in the current wireless environment, U.S. Cellular’s ability to compete depends on its ability to continue to offer national voice and data plans. U.S. Cellular provides wireless services comparable to the national competitors, but the national wireless companies operate in a wider geographic area and are able to offer no- or low-cost roaming over a wider area on their own networks than U.S. Cellular can offer on its network.  Although U.S. Cellular offers the same coverage area as these competitors, U.S. Cellular incurs roaming charges for data sessions and calls made in portions of the coverage area which are not part of its network, thereby increasing its cost of operations. U.S. Cellular depends on roaming agreements with other wireless carriers to provide voice and data roaming capabilities in areas not covered by U.S. Cellular’s network. Similarly, U.S. Cellular provides roaming services on its network to other wireless carriers’ customers who travel within U.S. Cellular’s coverage areas.

Convergence of connectivity is taking place on many levels, including dual-mode wireless devices that act as wireline or wireless devices depending on location and the incorporation of wireless “hot spot” technology in wireless devices making internet access seamless regardless of location.  Although less directly a substitute for other wireless services, wireless data services such as Wi-Fi may be adequate for those who do not need mobile wide-area roaming or full two-way voice services.  Technological advances or regulatory changes in the future, such as the rollout and consumer adoption of Wi-Fi calling and Voice over Long Term Evolution (“VoLTE”) capabilities, may make available other alternatives to wireless service, thereby creating additional sources of competition that shift consumers’ perceptions and preferences of network strength, speed and reliability.

U.S. Cellular’s approach in 2015 and in future years will be to focus on the unique needs and attitudes towards wireless service of its selected target segments.  U.S. Cellular will deliver selected, targeted high quality products and services at competitive prices and will continue to differentiate itself by seeking to provide an overall outstanding customer experience, including a high quality network. U.S. Cellular’s customer-centric approach, highly reliable network and outstanding customer service, as evidenced by numerous consumer satisfaction awards based on survey results, illustrate how U.S. Cellular seeks to differentiate itself from competitors. U.S. Cellular’s ability to compete successfully in the future, and to meet growth and return on capital objectives, will depend upon its ability to anticipate and respond to changes related to new service offerings, consumer preferences, competitors’ pricing strategies, technology, demographic trends, economic conditions and its access to adequate spectrum resources.

System Usage

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

U.S. Cellular currently is exploring 4G LTE roaming agreements with operators of other wireless systems. The FCC’s adoption of mandatory 4G LTE roaming rules, which were upheld by the United States Court of Appeals for the District of Columbia, may be of assistance in the negotiation of 4G LTE roaming agreements with other wireless operators in the future. However, technological challenges currently exist which can limit the interoperability of 4G LTE wireless devices on other carriers’ networks. Specifically, wireless devices support certain configurations of spectrum frequencies and as a result 4G LTE wireless devices offered by carriers are not necessarily compatible with the networks of other carriers. U.S. Cellular is working with other carriers, original equipment manufacturers and potential LTE roaming vendors to mitigate interoperability issues.  U.S. Cellular has been ready to support inbound and outbound LTE roaming with certain carriers who have compatible networks and devices since the second half of 2014.

In 2015, U.S. Cellular expects to begin user trials of its Voice over LTE (“VoLTE”) service in selected operating markets.  VoLTE will allow customers to utilize U.S. Cellular’s LTE network for voice and data services.  See also Exhibit 13 to this Form 10-K, Annual Report section “Regulatory Matters”.

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

U.S. Cellular has deployed 4G LTE technology in conjunction with King Street Wireless L.P. that covered approximately 94% of its postpaid customers as of December 31, 2014, and anticipates further expansion of 4G LTE coverage, as well as VoLTE user trials, in 2015.  U.S. Cellular continues to offer services based on 3G technology and CDMA digital technology across its networks.

Through roaming agreements with other CDMA-based wireless carriers, U.S. Cellular’s customers may access CDMA service in virtually all areas of the United States, as well as parts of Canada and Mexico.  Another digital technology, Global System for Mobile

Communication (“GSM”), has a larger installed base of customers worldwide. Since CDMA technology currently is not compatible with GSM technology, U.S. Cellular customers with CDMA-only based wireless devices currently are not able to use their wireless devices when traveling through areas serviced only by GSM-based networks. However, both CDMA and GSM technologies are being succeeded by 4G LTE technology.

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

U.S. Cellular believes that currently available technologies and appropriate capital additions will allow sufficient capacity on its networks to meet anticipated demand for voice and data services over the next few years. U.S. Cellular’s continued investment in new licenses will support future demand for fourth generation broadband services using 4G LTE. Increasing demand for high-speed data and video services may require the acquisition of additional spectrum licenses to provide sufficient capacity and throughput.

Construction of wireless systems is capital-intensive, requiring substantial investment for land and improvements, buildings, towers, mobile telephone switching offices, cell site equipment, transport equipment, engineering and installation.  U.S. Cellular primarily uses its own personnel to engineer each wireless system it owns and operates, and engages contractors to construct the facilities.

The costs (inclusive of the costs to acquire licenses) to develop the systems which U.S. Cellular operates have historically been financed primarily through proceeds from debt and equity offerings, with cash generated by operations, and proceeds from the sales of wireless interests and other non-strategic assets.

Business Development Strategy

U.S. Cellular groups its individual markets (geographic service areas as defined by the FCC in which wireless carriers are licensed, for fixed terms, to provide service) into broader geographic market areas to offer customers large service areas that primarily utilize U.S. Cellular’s network.  U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in licenses covering portions of 30 states and a total population of 50.9 million at December 31, 2014.

U.S. Cellular’s business development strategy is to obtain interests in and access to wireless licenses in its current operating markets and in areas that are adjacent to or in close proximity to its other wireless licenses, thereby building contiguous operating market areas with strong spectrum positions.  U.S. Cellular believes that the acquisition of additional licenses within its current operating markets will enhance its network capacity to meet its customers’ increased demand for data services.  U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs.  U.S. Cellular may continue to make opportunistic acquisitions or exchanges that further strengthen its current operating markets or in other attractive markets.  U.S. Cellular seeks to acquire noncontrolling interests in licenses in which it already owns the majority interest and/or operates the license.  From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests that were considered less essential to its current and expected future operations.  As part of its business development strategy, U.S. Cellular from time to time may be engaged in negotiations relating to the acquisition, exchange or disposition of companies, strategic properties or wireless spectrum.  See Note 6 — Acquisitions, Divestitures and Exchanges and Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for a description of significant acquisitions, divestitures and exchanges in the years 2012 through 2014.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  U.S. Cellular may participate as a bidder, or member of a bidding group, in future auctions, such as the FCC’s upcoming auction of 600MHz broadcast television spectrum expected to occur in 2016. In general, U.S. Cellular may not disclose any such participation unless it or such bidding group is announced as a winning bidder by the FCC.

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

In January 2015, the FCC released the results of Auction 97.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership interest in Advantage Spectrum L.P. (“Advantage Spectrum”).  See Note 14 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

In 2012, the FCC conducted a single round, sealed bid, reverse auction to award Mobility Fund Phase I support to bidders that commit to provide wireless service in areas designated as unserved by the FCC.  U.S. Cellular and several of its subsidiaries were winning bidders in eligible areas within 10 states. See Note 19 —  Supplemental Cash Flow Disclosures in the Notes to Consolidated Financial Statements for additional information.

TDS Telecom Operations

General

TDS Telecom provides wireline and cable broadband, video and voice services to approximately 1.2 million connections in 36 states. The overall strategy for the wireline and cable businesses is to own the best pipe in the market in order to capitalize on data growth and the need for higher broadband speeds.  In addition, TDS Telecom provides a wide range of Information Technology (“IT”) services including colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, sales and management of  IT infrastructure hardware solutions.  TDS Telecom operates in three reportable segments: Wireline, Cable and Hosted and Managed Services.

•         TDS Telecom’s wireline strategy is to focus on broadband offerings and be the preferred communications solutions provider in its markets for both residential and commercial customers by developing and delivering high-quality broadband, video and voice products and services that meet or exceed customers’ needs, and to outperform the competition by delivering superior customer service.

•         TDS Telecom’s cable strategy is to expand broadband offerings while leveraging the company’s existing processes, procedures, shared support teams, commercial expertise, and customer service focus.

•         Through its hosted and managed services business, OneNeck IT Solutions, TDS Telecom aims to grow recurring revenues from mid-market businesses by leveraging core competencies in network management, IT, customer service and reliability to take advantage of the growing IT outsourcing marketplace.

Business Development Strategy

TDS Telecom seeks to grow its operations through the acquisition of businesses that support and complement its product and services growth strategy. As part of this strategy, TDS Telecom may also seek to divest or exchange interests that are not strategic to its long-term success.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for a description of significant acquisitions, divestitures and exchanges in the years 2012 through 2014.

While management believes that it will be successful in making additional acquisitions, there can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received.

WIRELINE

Wireline Operations

Wireline operations are located in a mix of rural, small town and suburban markets, with the largest concentrations of its customers in the Upper Midwest and the Southeast. As of December 31, 2014, TDS Telecom operates 111 incumbent local exchange carriers (“ILEC”) in 27 states and provides telecommunications services as a competitive local exchange carrier (“CLEC”) in Illinois, Michigan, Minnesota, and Wisconsin. Wireline operations provide retail telecommunications services to both residential and commercial customers that reside within its respective service territories.  Wireline also provides services to wholesale customers, who are primarily interexchange carriers (companies that provide long-distance telephone and data services between local exchange areas) that compensate TDS Telecom for the use of its facilities to originate and terminate their voice and data transmissions.

Wireline Strategy

The Wireline residential customer strategy is to provide broadband, video and voice services through value-added bundling of these services.  The commercial focus is to provide advanced IP-based voice and data services.  Wireline is selectively investing in the continuing transformation of its legacy circuit-switched network to a highly reliable IP-based broadband network to economically deploy advanced technologies and new services. Wireline continues to actively advocate for state and federal regulatory frameworks that enable its operations to grow and invest profitably and continue to meet customer expectations for new and improved services.

Wireline believes that its residential and business customers have a strong preference to purchase complementary telecommunications services from a single provider.  Wireline has found that by offering and bundling services in customer-friendly packages, it can build customer loyalty and reduce customer churn.  Wireline offers bundles which include a full array of high-speed data, video and voice services.

Wireline’s objective is to be the preferred broadband provider in its ILEC residential markets.  It continues to invest in high-speed data service and as of December 31, 2014, was able to provide this service to 94% of its ILEC physical access lines.  At that date, 63% of the service addresses in its ILEC markets had 10 megabits per second (“Mbps”) or faster service available and 29% of the service addresses in its ILEC markets had 25 Mbps or faster service available.  Where economically feasible, fiber technology is being deployed to provide internet speeds of up to 1 gigabit per second.  In selected residential markets, Wireline leads its marketing and promotional strategies with its Internet Protocol Television Service (“IPTV”) under the brand TDSTV.  This interactive video offering is intended to counter intensifying competition for video and broadband services and retain the triple play customer bundles.  In markets where IPTV is not offered, TDS Telecom has partnered with a satellite TV provider to allow for double and triple play bundling.

Wireline’s residential customer strategy within its CLEC markets is to provide continuing service to its current residential customer base with high quality customer service and competitive pricing, but not to seek any new residential customers due to their high acquisition costs and due to regulatory changes which have increased network cost and limited network availability.  Therefore, it is expected that the number of residential customers within the CLEC markets will continue to decline.  There are 15,200 CLEC residential connections remaining at December 31, 2014.

Wireline has continued to expand its presence in the business broadband market with hosted-managedIP telephony, high-speed symmetrical dedicated broadband and point-to-point Ethernet services.  ManagedIP delivers business customers a converged voice and data communications solution to the desktop.  Point-to-point Ethernet provides customers secure and reliable high-speed data links for two or more locations over TDS Telecom’s internal network, not the public Internet.  The strategy includes leveraging products such as managedIP and hosted and managed services to all of Wireline’s commercial customers, differentiating both on service excellence and a superior product portfolio.

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

Wireline Products, Services and Revenue Sources

Wireline operations generate revenues by providing the following products and services to commercial and residential customers and carriers:

•         Broadband services, including fiber-based and digital and other premium and enhanced data services;

•         IPTV and satellite video;

•         Voice services, including local and long-distance telephone service, Voice over Internet Protocol (“VoIP”) and enhanced local services like voice mail, caller ID and call forwarding; and

•         Network access services to interexchange carriers for the origination and termination of interstate and intrastate long distance phone calls on TDS Telecom’s network and special access services to carriers and others.

Additional operating data for Wireline operations is incorporated by reference from Results of Operations — TDS Telecom, in TDS’ Annual Report to Shareholders, filed as Exhibit 13 hereto.

Residential.  Wireline residential customer operations provide high-speed data products and video services and local and long-distance telephone service.  Video services are offered through either its own IPTV offering or through a resale agreement with a satellite provider.   TDS Telecom extends the range of its services to customers through bundling of broadband, video and voice.

Commercial.  Wireline commercial customer operations provide  local and long-distance telephone service, broadband, IP based services, and other services to businesses within its markets that are typically small to medium sized businesses, but may include large corporations.  Wireline operations provide these commercial customers with secure and reliable internet access, data connections and advanced voice service with innovative VoIP features.  Wireline operations address customer needs for increased communications capabilities at reduced costs by matching these needs to new and existing technologies to create greater efficiencies and by providing support for these technologies after the sale.  The Wireline flagship product is managedIP, a fully-hosted software and hardware solution that provides customers with a secure internet connection and the latest VoIP features and capabilities.  ManagedIP is available in markets covering 87% of all commercial customers at December 31, 2014.

Wholesale.  Wireline operations continue to provide a high level of service to traditional interexchange carriers.  Wireline’s wholesale market focus is on access revenues, which is the compensation received from the interexchange carriers for carrying long distance and data traffic on TDS Telecom’s networks.  Universal Service Fund (“USF”) revenues, which support the cost of providing telecommunication services in high cost areas, are also included in wholesale service revenues.  In 2014, TDS Telecom received $192 million in wholesale revenues which included approximately $82 million received under all the USF programs.  Recent and proposed regulatory changes may affect the amounts of Wireline future wholesale revenues.  See additional information incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section “Regulatory Matters” and in Risk Factors.

Wireline Technology and System Design

Wireline operates an integrated, highly-reliable network that consists of central office host and remote sites, primarily equipped with digital and IP switches.  Fiber optic and copper cable connect the host central offices with remote switches and ultimately with end customers.  Wireline continues to upgrade and expand its telecommunications network to respond to the needs of its customers for greater bandwidth and advanced technologies. The network is transitioning from its legacy circuit-switched network to a highly reliable IP-based broadband network to facilitate the integration of broadband, video and voice services.  Wireline has pursued a plan to deploy fiber technology, which enables significantly greater broadband speeds to selected residential subdivisions and to commercial customers, when the investment is economically justified.

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

Cable companies have developed technological improvements that have allowed them to extend their competitive operations beyond major markets and have enabled them to provide a broader range of voice and data services over their cable networks.  Cable companies have aggressively pursued the bundling of voice communications, data and video at discounted prices to attract customers from traditional telephone companies.  In addition, cable companies continue to add value to their internet offerings by increasing speeds at no cost to the customer.  Wireline estimates that 71% of its ILEC access lines face active competition from cable providers at December 31, 2014.   Cable companies are increasingly targeting both residential and commercial customers.

Wireless telephone service providers offering feature-rich wireless devices and improved network quality constitute a significant source of competition.  A growing segment of customers have chosen to completely forego the use of traditional wireline telephone service and instead rely solely on wireless service for voice communications services.  This trend is more pronounced among residential customers, which comprise approximately 62% of Wireline connections as of December 31, 2014. Some small businesses have followed the residential path by choosing wireless service and disconnecting wireline service.

VoIP technology also has improved and has led cable, internet and other communications companies to substantially increase their offerings of VoIP service to commercial and residential customers.  VoIP providers route calls partially or wholly over the Internet, without the use of ILEC circuit switches and, in the case of cable operators and CLECs, without the use of ILEC networks to carry their communications traffic.  VoIP providers frequently use existing internet networks to deliver flat-rate, unlimited nationwide calling plans.  These plans are generally priced below the prices currently charged for traditional ILEC local and long-distance telephone services.

While TDS Telecom positions itself as a high-quality telecommunications provider, it is experiencing competition from Regional Bell Operating Companies (“RBOCs”) in areas where TDS Telecom competes as a CLEC, other CLECs, cable providers, wireless carriers, VoIP providers and fiber overbuilders as it seeks to gain and retain customers.  In addition, the RBOCs are continuing to implement technological changes that could impede TDS Telecom’s access to facilities used to provide CLEC telecommunications services.  To mitigate this risk TDS Telecom has implemented and is working on other forms of last mile access alternatives to deliver services.

CABLE

Cable Operations

TDS Telecom entered the cable business (“Cable”) with the acquisition of Baja Broadband (“Baja”) on August 1, 2013.  Baja operates cable systems in markets primarily in Colorado, New Mexico, Texas, and Utah.  Subsequently, on September 1, 2014, TDS acquired substantially all of the assets of a group of companies operating as BendBroadband, (“Bend”), headquartered in Bend, Oregon.  As part of the agreement, TDS also acquired a Tier III data center providing colocation and managed services and a cable advertising and broadcast business.  The operations of the data center are included in the HMS segment.  The operations of the cable and the advertising and broadcast businesses are included in the Cable segment.  At December 31, 2014, Cable provides service to 267,300 total broadband, video and voice connections.

Cable Strategy

Through its Cable operations, TDS Telecom is expanding broadband services while leveraging its core competencies in network management and customer focus. The Cable business operates high-quality hybrid fiber and coaxial cable networks capable of delivering advanced high-speed data, video, fiber connectivity and voice services to residential and business customers.  The Cable strategy is to operate in markets with the favorable demographics of a rapidly growing population and diverse business community.  Through investment in plant upgrades, and improvements in programing and customer service levels, the Company intends to grow its revenue base.

Cable Products and Services

Residential.  Cable offers advanced broadband, video and voice services.  These services are actively bundled at competitive prices to encourage cross-selling within our customer base and to attract new customers.  Approximately 56% of residential customers subscribe to a bundle of services.

•         Broadband:  DOCSIS 3.0 technology is deployed to 95% of homes passed which allows Cable to offer up to 100Mbps connection speed.  Access to 24/7 technical support and security features are also provided to broadband customers.

•         Video: Provided over a digital, fiber-optic platform customers have access to basic service, premium programming and high-definition television combined with DVR service.

•         Voice:  Telephony service uses IP to transport digitized voice signals over the same private network that brings cable television and high-speed data services to customers.  All residential voice service customers have access to direct international calling and can subscribe to various long distance plans.

Commercial.  Business services are delivered over an advanced digital, fiber-optic platform providing high-speed broadband products, multi-line phone solutions and video.  Cable provides advanced business services, including data networking, Ethernet, hosting, high speed broadband access and VoIP services, to small and medium sized businesses.  Cable’s commercial service team works closely with its customers’ IT managers to develop customized telecommunications solutions and provides rapid implementation capabilities essential to the needs of the individual business.

Cable Technology and System Design

Cable’s telecommunication systems are designed to transmit data, video and voice services using a broadband hybrid fiber-coaxial network that consists of optical fiber transport from a headend facility to nodes where coaxial cable is then used to reach the customer.  These fiber rich networks offer substantial bandwidth capacity and, through the use of DOCSIS 3.0 technology, enable Cable to offer robust broadband and voice services as well as traditional and two-way video services.  Cable is continuing to connect its markets to the TDS Telecom network backbone to leverage existing internet connectivity, voice services, and support systems enhancing reliability and redundancy aimed at building greater dependability as a service provider.

Cable Competition

Cable seeks to be the leading provider of broadband and video services in its targeted markets.  From a broadband perspective, Cable will compete against the incumbent local telephone providers, which primarily offer DSL-based services. Cable offers a superior, higher bandwidth data product using its DOCSIS technology.  Video competition is primarily satellite providers, and telephone companies that offer video services and compete for broadband and voice customers.  Other telecommunications providers, including

Internet-based VoIP providers and wireless providers may compete directly for both residential and commercial voice and data service customers.  Changes in consumer behavior and /or new technologies could cause consumers to reduce or cancel their cable video services and instead seek to obtain video on demand over the internet or through new technologies.  Since cable systems are operated under non-exclusive franchises, competing cable systems may be built in the same area.  Cable intends to avoid markets served by such over-builders or municipalities which have constructed their own cable systems or where other ILEC’s provide fiber to the premise broadband and video service offerings.

HOSTED AND MANAGED SERVICES

Hosted and Managed Services Operations

TDS Telecom’s hosted and managed services (“HMS”) business offers a full suite of IT solutions including cloud and hosting solutions, managed services, enterprise resource planning (“ERP”) application management, professional services, and IT hardware. HMS owns and operates two data centers in Iowa, one each in Minnesota, Wisconsin and Oregon, and operates two data centers in Arizona.  TDS Telecom’s HMS business was developed through multiple strategic acquisitions.  All of the HMS acquisitions and their operations are consolidated under a single, unified brand, OneNeck IT Solutions.  HMS has been organized to leverage the trusted advisor relationships of its solutions provider acquisitions to offer the entire HMS product portfolio to its customers.

HMS Strategy

The goal of TDS Telecom’s HMS operations is to create, deliver and support a platform of IT products and services tailored for mid-sized business customers.  These businesses typically have not outsourced their IT management and represent a relatively untapped market seeking a highly trusted provider relationship.  By combining a solutions provider’s status as trusted IT advisor with data center assets and an expansive product set, HMS intends to build a growing relationship between the provider and customer. Furthermore, cloud computing presents an opportunity for growth as it is a transformational tool that is changing the way businesses buy computing power and IT services. HMS is positioning itself to grow by building sophisticated sales teams, strong customer service delivery, extensive engineering talent, and deep ties to vendors to partner with customers to reduce their risk profiles and create cost savings.

A highly sophisticated sales force is critical to success in the hosted and managed services marketplace.  With the complexity of the sales process and the high level interactions necessary to win customer orders, highly experienced account executives, sales engineers and support staff are needed to gain the trust of customers looking to outsource IT functions. HMS continues to enhance its sales capabilities to be able to deliver products and services in all HMS product categories in all of its markets.

HMS has established a support organization capable of meeting mid-market customer demands for enhanced product offerings.  HMS has put in place an integrated, scalable, service delivery platform intended to exceed the quality commitments made to customers.  HMS is continually improving the efficiency and cost effectiveness of its service delivery model through standardization and automation of functions in an effort to improve profitability while maintaining high customer satisfaction.

HMS Products and Services

HMS provides IT equipment and solutions to meet its business customers’ needs including cloud computing, colocation, hosted application management, hosted and managed services and planning, engineering, procurement, sales, installation, and management of IT infrastructure hardware solutions. HMS operates fault tolerant, continuously maintainable data center facilities.  Value is provided to its customers through experienced teams that manage mission critical data centers, cloud, and customer infrastructure 24 hours per day 365 days per year. Statement on Standards for Attestation Engagements 16 (“SSAE 16”) reports, which describe the controls in place at HMS’s facilities, provide assurances to customers that their data is secure, available, and meet processing integrity, confidentiality and privacy requirements. Data centers are the foundation for outsourced IT services, which include hosted and managed-services, application management and cloud services.

HMS’s portfolio of hosted and managed services covers servers, voice and data networks, Microsoft Exchange environments, storage, and service desk capabilities on equipment located both within HMS data centers and at customer locations.  HMS also has significant expertise in hosted application management, particularly ERP systems from vendors such as Oracle, Microsoft, Infor and SAP.  These systems can be hosted in HMS data centers, on customer premise or on the HMS cloud computing infrastructure.

HMS’s cloud offering, branded ReliaCloud, is an Infrastructure as a Service solution designed to run traditional business applications in a secure and compliant operational framework within a cloud environment.  ReliaCloud is a complete, enterprise-class cloud solution that handles scalability and high performance data management for use in public, private, and hybrid cloud configurations. The compliant-capable cloud solution is designed for resource intense applications and databases that require a secure operational framework.

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

HMS Customers

HMS’s customers span multiple industries including healthcare, financial, manufacturing, retail, and government and are located across the United States.  Regional presences encompass states in the Upper Midwest, Great Plains, Rocky Mountains, Northwest, and Southwest, and are key to establishing the locally-known trusted advisor relationships that middle market companies desire.  HMS primarily targets middle market companies that are between 200 and 2,000 employees in size, but also serves smaller customers with sophisticated IT needs as well as enterprise clients which value the trusted relationships they have built with HMS over time.

HMS Competition

The IT services market is large and complex, with a diverse array of segments in which performance and market dynamics vary considerably.  As a result of these dynamics, the IT services market is a highly competitive environment.   Market competitors include large diversified telecommunications and technology companies that primarily target Fortune 500 sized companies as well as smaller independent companies that provide services for mid-sized business customers.  HMS has positioned itself to not compete head-to-head with these providers, but rather seeks to fill the gap between large business process outsourcers and fragmented IT service providers.  However, new entrants may emerge and grow rapidly creating additional sources of competition.

TDS — Regulation

TDS’ operations are subject to federal, state and local regulation.

Wireless

TDS provides various wireless services, including voice and data services, pursuant to licenses granted by the FCC.  The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934, as amended (“Communications Act”).  The FCC currently does not require wireless carriers to comply with a number of statutory provisions otherwise applicable to common carriers that provide, originate or terminate interstate or international telecommunications.  However, the FCC has promulgated regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless services under the Communications Act.

Wireless licenses are granted by the FCC based on various geographic areas.  The completion of acquisitions, involving the transfer of control of all or a portion of a wireless system requires prior FCC approval.  The FCC determines on a case-by-case basis whether an acquisition of wireless licenses is in the public interest.  Wireless licenses are generally granted for a ten year term or, in some cases, for a fifteen year term.  The FCC has established standards for conducting comparative renewal proceedings between a wireless license holder seeking renewal of its license and challengers filing competing applications.  All of U.S. Cellular’s licenses for which it applied for renewal between 1995 and 2014 have been renewed.  The FCC is pursuing proceedings to modify the license renewal process.  U.S. Cellular expects to meet the criteria of any license renewal process.

As part of its data services, U.S. Cellular provides internet access.  As described more fully in Exhibit 13 to this Form 10-K under “Regulatory Matters – FCC Net Neutrality Proposal,” there are developments and proposals that may result in greater regulation of wireless data services relating to internet access.

Although the Communications Act generally pre-empts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, certain state and local governments regulate other terms and conditions of wireless services, including billing, termination of service arrangements, imposition of early termination fees, advertising, network outages, the use of handsets while driving, zoning and land use.  Further, the Federal Aviation Administration also regulates the siting, lighting and construction of transmitter towers and antennae.

Wireline

The FCC generally exercises jurisdiction over all facilities of, and services offered by, TDS Telecom’s ILECs as telecommunications common carriers, to the extent they provide, originate or terminate interstate or international telecommunications.  State public utility commissions generally exercise jurisdiction over intrastate telecommunications facilities and services.

The Communications Act requires, among other things, that communications common carriers offer interstate services when requested at just and reasonable rates at terms and conditions that are non-discriminatory.  Maximum rates for regulated interstate services are prescribed by the FCC, and local rates paid by end user customers and intrastate access charges paid by carriers continue to be subject to state commission approval in many states.

TDS Telecom’s CLEC operations are subject to similar but reduced regulation compared to ILECs.

In addition to traditional circuit-switched voice service that is fully regulated as a telecommunications common carrier service, TDS Telecom also provides VoIP, which is currently subject to less regulation.

In addition to traditional voice communications and VoIP, TDS Telecom also offers broadband services, including internet access.  As described more fully in Exhibit 13 to this form 10-K under “Regulatory Matters – FCC Net Neutrality Proposal,” there are developments and proposals that may result in greater regulation of such services.

Cable

As a cable multiple systems operator (“MSO”), Cable is subject to regulation by the FCC, covering matters such as technical operations, administrative requirements, consumer protection, access by people with disabilities and content.  The operation of cable systems requires the MSO to obtain franchises from state or local governmental authorities to occupy public rights of way with network facilities.  These franchises typically are nonexclusive and limited in time, contain various conditions and limitations, and provide for the payment of fees to the local authority, determined generally as a standard percentage of gross revenues.

TDS’ Cable operations also provide VoIP and other broadband services, including internet access.  The VoIP and internet regulatory matters and issues described above under “Wireline” are substantially similar for cable providers, including proposals that may result in greater regulation of broadband internet services.

HMS

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

Additional information relating to TDS’ regulatory environment is incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section “Regulatory Matters” and in Risk Factors.

TDS—Other Items

Debt Securities

The following securities trade on the NYSE: TDS’ 6.625% Senior Notes due 2045 trade under the symbol “TDI,” TDS’ 6.875% Senior Notes due 2059 trade under the symbol “TDE,” TDS’ 7.0% Senior Notes due 2060 trade under the symbol “TDJ” and TDS’ 5.875% Senior Notes due 2061 trade under the symbol “TDA.”  U.S. Cellular’s 6.95% Senior Notes due 2060 trade under the symbol “UZA.” U.S. Cellular’s 7.25% Senior Notes due 2063 trade under the symbol “UZB.” U.S. Cellular’s 6.7% Senior Notes due 2033 are traded over the counter and are not listed on any stock exchange.

Employees

TDS had approximately 10,600 full-time and part-time employees as of December 31, 2014, less than 1% of whom were represented by labor organizations.  TDS considers its relationship with its employees to be good.

Location and Company Information

TDS’ website is http://www.tdsinc.com.  TDS files with, or furnishes to, the Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information.  Anyone may access, free of charge, through the Investor Relations portion of the website, the TDS annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such material is electronically filed with the SEC.  The public may read and copy any materials TDS files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549.  The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-732-0330.  The public may also view electronic filings of TDS by accessing SEC filings at http://www.sec.gov.

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

Sources of competition to TDS’ wireless business typically include two to four competing wireless telecommunications service providers in each market, wireline telecommunications service providers, cable companies, resellers (including mobile virtual network operators), and providers of other alternate telecommunications services.  Many of TDS’ wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than TDS.

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

Some of the specific risks presented by certain Wireline competitors include:

•         Cable companies – continued deployment of technologies such as DOCSIS 3.0 and their further evolution that substantially increase data transfer speeds, and offering these speeds to customers at relatively low prices, including speed upgrades for no additional charge.

•         Wireless – the trend of customers “substituting” their wireline connection with a wireless device.

•         RBOCs – continue to be formidable competitors given their full suite of services, experience and strong financial resources.

•         VoIP providers – are able to offer voice service at a very low price point.

•         Fiber overbuilders – municipalities or other providers offering the same or higher data speeds at similar or lower price points.

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

Sources of competition for HMS’s business primarily include large diversified telecommunications and technology companies, as well as smaller independent companies that focus on mid-market companies.  In addition, new entrants may emerge and grow rapidly creating additional sources of competition or companies may begin insourcing IT services.  The IT services market is large and complex, with a diverse array of segments in which performance and market dynamics vary considerably.  As a result of these dynamics the IT services market is a highly competitive environment.  Therefore, the HMS business is increasingly required to assume greater potential contractual risk obligations, such as risks relating to the consequences of data breaches or unauthorized disclosure of confidential customer information, in order to win new customer engagements.  In the event of such incidents, the HMS business could be materially adversely effected.

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

Further, U.S. Cellular’s strategic decisions related to the adoption of new technologies are ultimately impacted by such factors as consumer preferences for technologies and the related services and products, and original equipment manufacturer (“OEM”) and standard bodies support of such technologies, including Long-Term Evolution (“LTE”) and VoLTE, among other factors.  If U.S. Cellular’s competitors adopt new technologies faster than U.S. Cellular, then consumers who are eager to adopt new technologies more quickly may select U.S. Cellular’s competitors rather than U.S. Cellular as their service provider.  These customers who are early adopters of new technologies are often customers who generate higher average revenue per unit (“ARPU”), and to the extent that U.S. Cellular does not attract these types of customers, U.S. Cellular could be at a competitive disadvantage and have a customer base that generates lower overall ARPU relative to its competition.

Wireline’s business seeks to be the preferred telecommunications solutions provider in its chosen markets for both residential and commercial customers by developing and delivering high-quality products that meet or exceed customers’ needs and to outperform the competition by maintaining superior customer service.  Wireline’s residential customer strategy is to provide broadband, video and voice services through value-added bundling of products and services.  The commercial focus is to provide advanced IP-based voice and data services.  Wireline is selectively investing in the continuing transformation of its legacy circuit-switched network to a highly reliable IP-based broadband network to economically deploy advanced technologies and new services.  Wireline continues to actively advocate for state and federal regulatory frameworks that enable its operations to grow and invest profitably and continue to meet customer expectations for new and improved services.

Cable’s business provides broadband, video and voice services.  Although similar to Wireline, the strategies for Cable involve different technical, regulatory, business and other factors and TDS has limited experience in operating cable companies.  In particular, Cable’s business has significant costs and risks relating to programming and retransmission.  Such costs have been increasing and Cable’s business may not be able to fully pass these costs on to customers.  In addition, Cable’s business is limited in its ability to obtain programming at favorable costs and terms due to its small scale.  Also, Cable’s business may be affected by a wide range of regulatory or other issues, including matters pertaining to set-top boxes, equipment connectivity, content regulation, closed captioning, pole attachments, privacy, copyright, technical standards, and municipal entry into video and broadband.  Further, changes in consumer behavior and/or new technologies could cause consumers to reduce or cancel their cable video services and instead seek to obtain video on demand over the internet or through new technologies.  Cable’s business development strategy also includes evaluating opportunities for possible further acquisitions of desirable cable companies on attractive terms to increase the scale of Cable’s business.  There can be no assurance that TDS will be successful in its Cable business strategy.

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

3)       TDS offers customers the option to purchase certain devices under installment contracts, which creates certain risks and uncertainties which could have an adverse impact on TDS' financial condition or results of operations.

Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings of equipment installment plans.  Such plans offer customers the option to purchase certain devices under installment contracts over a period of up to 24 months.  TDS expects that sales of devices under these plans, when compared to sales of devices made under the traditional subsidy model, will reduce retail service revenue and ARPU but increase equipment revenue.  Such plans also are expected to result in lower cash flows from operating activities in the near term.  However, at this time, TDS does not have significant experience in these new plans or a sufficient history to determine how these plans will affect TDS’ business, financial position or results of operations.

Compared to equipment sales made under the traditional subsidy model, these equipment installment plans involve different business risks and accounting considerations.  These plans could adversely impact bad debts expense, marketing expense, customer churn, cash flows, inventory valuation, and other financial results and metrics.

4)       Changes in roaming practices or other factors could cause TDS’ roaming revenues to decline from current levels and/or impact TDS’ ability to service its customers in geographic areas where TDS does not have its own network, which could have an adverse effect on TDS’ business, financial condition or results of operations.

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

Similarly, TDS’ wireless customers can access another carrier’s digital system automatically only if the other carrier allows TDS’ customers to roam on its network.  TDS relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S., Mexico and Canada outside of its service areas and to improve coverage within selected areas of TDS’ network footprint.  Such agreements cover traditional voice services as well as data services.  Although TDS currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur.  FCC rules and orders impose certain requirements on wireless carriers to offer certain roaming arrangements to other carriers. However, carriers frequently disagree on what is required.  Also, at this time, there is no assurance that TDS will be able to enter into agreements to provide roaming services using 4G LTE or other technologies or that it will be able to do so on reasonable or cost effective terms.  In addition, see Exhibit 13 to this Form 10-K, Annual Report section “Regulatory Matters – FCC Interoperability Order” for further information and developments.

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

To the extent that TDS’ key roaming partners expand their networks in TDS’ service areas, the roaming arrangements between TDS and these key roaming partners could become less strategic for the roaming partners.  That is, these key roaming partners will have fewer or less extensive geographic areas where roaming services are required by their customers and, as a result, the roaming arrangements could become less critical to serving their customer base.  This presents a risk to TDS in that, to the extent TDS is not able to enter into economically viable roaming arrangements with key roaming partners, this could impact TDS’ ability to service its customers in geographic areas where TDS does not have its own network.

If TDS’ roaming revenues decline, or if TDS is unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to TDS, and that satisfy TDS’ quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

5)       A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS’ wireless business depends on the ability to use portions of the radio spectrum licensed by the FCC.  TDS could fail to obtain access to sufficient spectrum capacity in new or existing critical markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services, and to enable deployment of next-generation services.  TDS believes that this increased demand for data services reflects a trend that will continue for the foreseeable future; as such, TDS could fail to accurately forecast its future spectrum requirements considering changes in customer usage patterns, technology requirements and the expanded demands of new services.  Such a failure could have an adverse impact on the quality of TDS’ services or TDS’ ability to roll out such future services in some markets, or could require that TDS curtail existing services in order to make spectrum available for next-generation services.  Spectrum constrained providers could be effectively capped in increasing market share.  As spectrum constrained providers gain customers, they use up their network capacity.  Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, limited by zoning considerations, and ultimately may not be cost effective.  TDS may acquire access to spectrum through a number of alternatives, including participation in spectrum auctions, partnering on a non-controlling basis with other auction applicants (“Other Applicants”) and other acquisitions and exchanges.  As required by law, the FCC has conducted auctions for licenses to use some parts of the radio spectrum.  The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction and the determination of geographic size of licenses, are made by the FCC pursuant to laws that it administers.  The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints.  Due to factors such as geographic size of licenses and auction bidders that may raise prices beyond acceptable levels, TDS or Other Applicants may not be successful in FCC auctions in obtaining the spectrum that either believes is necessary to implement its business and technology strategies.  In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum.  Further, access to use spectrum won in FCC auctions may not be available on a timely basis.  Such access is dependent upon the FCC actually granting licenses won in the various auctions, which can be delayed for various reasons.  Furthermore, newly licensed spectrum may not be available for immediate use since the radio operations of incumbent users, including in some cases government agencies, may need to be relocated to other portions of the radio spectrum, and/or the newly licensed spectrum may be subject to sharing and coordination obligations for a period of time.  TDS also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees.  However, TDS may not be able to acquire sufficient spectrum through these types of transactions, and TDS may not be able to complete any of these transactions on favorable terms.

6)       To the extent conducted by the Federal Communications Commission (“FCC”), TDS is likely to participate in FCC auctions of additional spectrum in the future as an applicant or as a noncontrolling partner in another auction applicant and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

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

7)       Changes in the regulatory environment or a failure by TDS to timely or fully comply with any applicable regulatory requirements could adversely affect TDS’ business, financial condition or results of operations.

TDS’ operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies.  TDS is unable to predict the future actions of the various regulatory bodies that govern TDS, but such actions could have adverse effects on TDS’ business.  New or amended regulatory requirements could increase TDS’ costs and divert resources from other initiatives.

Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact TDS’ operations by, among other things, changing the amount that can be charged for local, intrastate or interstate access rates, increasing TDS’ costs of doing business, permitting greater competition or limiting TDS’ ability to engage in certain sales or marketing activities.  New regulatory mandates or enforcement may require unexpected or changed capital investment, lost revenues, changes in operations or other changes.

Court decisions and rulemakings could have a substantial impact on TDS’ operations, including rulemakings on intercarrier access compensation, state and federal universal service, and treatment of VoIP traffic or unbundled network elements (“UNEs”).  Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’ ability to respond to new regulations.

TDS attempts to timely and fully comply with all regulatory requirements.  However, this may not be possible due to various factors.  Any failure by TDS to timely or fully comply with any regulatory requirements could adversely affect TDS’ financial condition, results of operations or ability to do business.

For additional information about TDS’ regulatory environment, including the potential risk to a reduction in the current level of TDS’ revenues as an Eligible Telecommunications Carrier, see “TDS — Regulation” in this Form 10-K and Exhibit 13 to this Form 10-K, Annual Report section “Regulatory Matters”.

8)       An inability to attract people of outstanding potential, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.

TDS’ businesses are highly technical and competition for skilled talent in the telecommunications and IT services industries is aggressive.  Due to competition for qualified management, technical, sales and other personnel, there can be no assurance that TDS will be able to continue to attract and/or retain people of outstanding potential for the development of its business.  The loss of the services of existing key personnel as well as the failure to recruit additional qualified personnel in a timely manner could have an adverse effect on TDS’ business, financial condition or results of operations.

9)       TDS’ assets are concentrated primarily in the U.S. telecommunications industry. As a result, its results of operations may fluctuate based on factors related primarily to conditions in this industry.

TDS’ assets are concentrated primarily in the U.S. telecommunications industry and the United States.  The U.S. telecommunications industry is facing significant change and an uncertain operating environment.  Although TDS has diversified into HMS and the cable businesses, TDS’ revenue streams continue to be substantially derived from telecommunications services, including wireless, wireline, broadband and internet services.  TDS’ focus on the U.S. telecommunications industry, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification.  This could have an adverse effect on TDS’ ability to profitably sustain long-term revenue growth and could have an adverse effect on its business, financial condition or results of operations.

10)   TDS’ lower scale relative to larger competitors could adversely affect its business, financial condition or results of operations.

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

•         Limited access to intellectual property; and

•         Other limited opportunities such as for software development or third party distribution.

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

11)   Changes in various business factors could have an adverse effect on TDS’ business, financial condition or results of operations.

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

12)   Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business.

The telecommunications and IT services industries are experiencing significant changes in technologies and services expected by customers.  In the telecommunications industry, this is evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences.  Widespread deployment of new technologies could cause the technology used on TDS’ wireless networks and traditional circuit-switched telephone services to become less competitive or obsolete.  Also, high speed wireless networks (“wireless broadband”) represent a product offering and opportunity for TDS’ wireless business, but also represent a risk for TDS’ Wireline and Cable businesses as customers may elect to substitute their wireline broadband connection for wireless broadband.  Further, fixed-mobile convergence services that combine wireline broadband services with mobile services represent a competitive threat.  In addition, the IT services market is characterized by rapidly changing technology and services.  Future technological changes or advancements may enable other technologies to equal or exceed TDS’ current levels of service and render its system infrastructure obsolete.  TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If TDS cannot keep pace with these technological changes or other changes in the telecommunications or IT services industries over time, its financial condition, results of operations or ability to do business could be adversely affected.

13)   Complexities associated with deploying new technologies present substantial risk.

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

14)   TDS is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of these fees are subject to great uncertainty.

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

15)   Performance under device purchase agreements could have a material adverse impact on TDS' business, financial condition or results of operations.

TDS has entered into purchase commitments with certain vendors and may enter into similar purchase commitments with other vendors in the future.  If TDS is unable to sell all of the devices that it is required to purchase under such agreements, or if it is unable to sell them at the prices it projects, its business, financial condition or results of operations could be adversely affected.

16)   Changes in TDS’ enterprise value, changes in the market supply or demand for wireless licenses, wireline or cable markets or IT service providers, adverse developments in the businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of its licenses, goodwill, franchise rights and/or physical assets.

A large portion of TDS’ assets consists of indefinite-lived intangible assets in the form of licenses, goodwill and franchise rights.  TDS also has substantial investments in long-lived assets such as property, plant and equipment.  TDS reviews its licenses, goodwill, franchise rights and other long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets.  The amount of any such impairment loss could be significant and could have an adverse effect on TDS’ reported financial results for the period in which the loss is recognized.  The estimation of fair values requires assumptions by management about factors that are uncertain including such things as future cash flows and the appropriate discount rate.  Different assumptions for these factors could create materially different results.

17)   Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or licenses and/or expansion of TDS’ businesses could have an adverse effect on TDS’ business, financial condition or results of operations.

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

18)   TDS’ investments in unproven technologies may not produce the benefits that TDS expects.

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

19)   A failure by TDS to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its networks and support systems could have an adverse effect on its operations.

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

20)   Difficulties involving third parties with which TDS does business, including changes in TDS’ relationships with or financial or operational difficulties of key suppliers or independent agents and third party national retailers who market TDS’ services, could adversely affect TDS’ business, financial condition or results of operations.

TDS has relationships with independent agents and third party national retailers who market TDS’ services.  If such relationships are seriously harmed or if such parties experience financial difficulties, including bankruptcy, TDS’ business, financial condition or results of operations could be adversely affected.

TDS depends upon certain vendors to provide it with equipment, services or content to continue its network construction and upgrades and to operate its business.  TDS does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses.  If these key suppliers experience financial difficulties or file for bankruptcy or experience other operational difficulties, they may be unable to provide equipment, services or content to TDS on a timely basis or cease to provide such equipment, services or content or otherwise fail to honor their obligations to TDS.

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

In 2010, U.S. Cellular entered into agreements with a third party vendor to develop a Billing and Operational Support System (B/OSS).  In 2014, U.S. Cellular entered into certain other agreements with such vendor that rearrange the structure under the original agreements, including arrangements pursuant to which U.S. Cellular now outsources certain support functions for its B/OSS to such vendor.  Operational problems associated with the B/OSS, including any failure by the vendor to provide the required level of service under the outsourcing arrangements, could have adverse effects on TDS’ business, financial condition or results of operations.

21)   TDS has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on TDS’ financial condition or results of operations.

TDS has significant investments in entities that it does not control, including equity investments and interests in certain variable interest entities.  TDS’ interests in such entities do not provide TDS with control over the business strategy, financial goals, network build-out plans or other operational aspects of these entities.  TDS cannot provide assurance that these entities will operate in a manner that will increase or maintain the value of TDS’ investments, that TDS’ proportionate share of income from these investments will continue at the current level in the future or that TDS will not incur losses from the holding of such investments.  Losses in the values of such investments or a reduction in income from these investments could adversely affect TDS’ financial condition or results of operations.

22)   A failure by TDS to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS relies extensively on its telecommunication networks and information technology to operate and manage its businesses, process transactions and summarize and report results.  These networks and technology become obsolete over time and must be upgraded, replaced and/or otherwise enhanced over time.  Enhancements must be more flexible and dependable than ever before.  All of this is capital intensive and challenging.  A failure by TDS to maintain flexible and capable telecommunication networks or information technology could have an adverse effect on TDS’ business, financial condition or results of operations.

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

23)   Cyber-attacks or other breaches of network or information technology security could have an adverse effect on TDS' business, financial condition or results of operations.

TDS experiences cyber-attacks of varying degrees on a regular basis. TDS maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches.  Although to date TDS has not experienced a material security breach, these efforts may be insufficient to prevent a security breach stemming from future cyber-attacks.  If TDS’ or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if TDS’ or its vendors’ security is breached or otherwise compromised, TDS could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems.  If TDS’ or its vendors’ systems become unavailable or suffer a security breach of customer or other data, TDS may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected.  Such events may also cause TDS to fail to satisfy service level commitments or trigger contractual obligations to customers of its IT services.  Any material disruption in TDS’ networks or information technology, including security breaches, could have an adverse effect on TDS’ business, financial condition or results of operations.

24)   The market price of TDS’ Common Shares is subject to fluctuations due to a variety of factors.

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

25)   Changes in facts or circumstances, including new or additional information, could require TDS to record charges in excess of amounts accrued in the financial statements, which could have an adverse effect on TDS’ business, financial condition or results of operations.

The preparation of financial statements requires TDS to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  TDS bases its estimates on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from estimates under different assumptions or conditions. Changes in facts or circumstances, including new or additional information, could require TDS to record charges in excess of amounts accrued in the financial statements, if any, which could have an adverse effect on TDS’ business, financial condition or results of operations.

26)   Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede TDS’ access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS’ business, financial condition or results of operations.

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

27)   Uncertainty of TDS’ ability to access capital, deterioration in the capital markets, other changes in market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development or acquisition programs.

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

28)   Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’ business, financial condition or results of operations.

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

29)   The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on TDS’ wireless business, financial condition or results of operations.

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

30)   Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent TDS from using necessary technology to provide products or services or subject TDS to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on TDS’ business, financial condition or results of operations.

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

31)   Certain matters, such as control by the TDS Voting Trust and provisions in the TDS Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of TDS.

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

32)   Any of the foregoing events or other events could cause revenues, earnings, capital expenditures and/or any other financial or statistical information to vary from TDS’ forward-looking estimates by a material amount.

From time to time, TDS may disclose forward-looking information, including estimates of future service revenues; various measures of income before income taxes; and/or capital expenditures.  Any such forward-looking information includes consideration of known or anticipated changes to the extent disclosed, but dynamic market conditions and/or other unknown or unanticipated events, including but not limited to the risks discussed above, could cause such estimates to differ materially from the actual amounts.

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

U.S. Cellular leases space for its corporate offices in Chicago, Bensenville and Wood Dale, Illinois; it also leases space for its network operations center in Schaumburg, Illinois and its regional and local market business offices.  U.S. Cellular operates four customer care centers; two of the facilities used in these operations are owned and two are leased.

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

General

U.S. Cellular’s cell and transmitter sites and TDS Telecom’s telephone and cable lines are located on private and public property.  Locations on private land are by virtue of ownership, easements or other arrangements.  U.S. Cellular and TDS Telecom have not experienced major problems with obtaining zoning approval for cell and transmitter sites, telephone lines or other operating facilities and do not anticipate significant problems in this area in future periods.

U.S. Cellular’s and TDS Telecom’s properties, plant and equipment are maintained in good operating condition and are suitable and adequate for TDS’ business operations.

As of December 31, 2014, Property, plant and equipment, net of accumulated depreciation, totaled $2,728.2 million at U.S. Cellular, $787.2 million at Wireline, $187.9 million at Cable, $118.6 million at HMS; and $24.2 million at Corporate, Airadigm and Suttle-Straus.

Item 3.  Legal Proceedings

TDS is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts.  If TDS believes that a loss arising from such legal proceedings is probable and can be reasonably estimated, an amount is accrued in the financial statements for the estimated loss.  If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued.  The assessment of the expected outcomes of legal proceedings is a highly subjective process that requires judgments about future events.  The legal proceedings are reviewed at least quarterly to determine the adequacy of accruals and related financial statement disclosures.  The ultimate outcomes of legal proceedings could differ materially from amounts accrued in the financial statements.  See Note 13 — Commitments and Contingencies in the Notes to Consolidated Financial Statements for further information.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
October 1 - 31, 2014	244,269	$23.51	244,269	$202,770,127
November 1 - 30, 2014	-	-	-	202,770,127
December 1 - 31, 2014	67,740	23.01	67,740	201,211,668
Total for or as of the end of the quarter ended December 31, 2014	312,009	$23.40	312,009	$201,211,668

The following is additional information with respect to the Common Shares authorization:

i.         The date the program was announced was August 2, 2013 by Form 8-K.

ii.        The amount approved was up to $250 million in aggregate purchase price of TDS Common Shares.

iii.      There is no expiration date for the program.

iv.      The authorization did not expire during the fourth quarter of 2014.

v.       TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the fourth quarter of 2014.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, the principal executive officer and principal financial officer have concluded that TDS’ disclosure controls and procedures were effective as of December 31, 2014, at the reasonable assurance level.

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

Under the supervision and with the participation of TDS’ management, including its principal executive officer and principal financial officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management has concluded that TDS maintained effective internal control over financial reporting as of December 31, 2014 based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.

The effectiveness of TDS’ internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control Over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Los Angeles SMSA

Limited Partnership

We have audited the accompanying balance sheet of Los Angeles SMSA Limited Partnership (the Partnership) as of December 31, 2014, and the related statements of income and comprehensive income, change in partners’ capital and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 25, 2015

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia

February 28, 2014

Los Angeles SMSA Limited Partnership
Balance Sheets - As of December 31, 2014 and 2013
(Dollars in Thousands)

	2014	2013
ASSETS

CURRENT ASSETS:
Due from affiliate	$205,273	$316,794
Accounts receivable, net of allowance of $24,136 and $21,600	529,649	363,069
Unbilled revenue	24,511	20,070
Prepaid expenses	13,188	4,357

Total current assets	772,621	704,290

PROPERTY, PLANT AND EQUIPMENT—Net	1,715,460	1,581,317

WIRELESS LICENSES	79,543	79,543

OTHER ASSETS	99,652	8,848

TOTAL ASSETS	$2,667,276	$2,373,998

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$168,893	$117,972
Advance billings and customer deposits	197,715	152,698
Deferred gain	4,923	4,923

Total current liabilities	371,531	275,593

LONG TERM LIABILITIES:
Deferred gain	23,950	28,892
Other liabilities	38,021	34,411

Total long term liabilities	61,971	63,303

Total liabilities	433,502	338,896

PARTNERS' CAPITAL	2,233,774	2,035,102

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$2,667,276	$2,373,998

See notes to financial statements.

Los Angeles SMSA Limited Partnership
Statements of Income and Comprehensive Income - Years Ended December 31, 2014, 2013 and 2012
(Dollars in Thousands)

	2014	2013	2012
OPERATING REVENUE:
Service revenue	$4,317,377	$4,166,296	$3,920,064
Equipment and other	851,557	667,963	677,836

Total operating revenue	5,168,934	4,834,259	4,597,900

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization)	863,031	753,438	705,065
Depreciation and amortization	344,887	337,313	343,565
Cost of equipment	1,195,874	885,502	948,130
Selling, general and administrative	1,470,669	1,445,229	1,375,852

Total operating expenses	3,874,461	3,421,482	3,372,612

OPERATING INCOME	1,294,473	1,412,777	1,225,288

OTHER INCOME:
Interest income, net	4,199	1,520	1,051
Other	-	4,941	4,941

Total other income	4,199	6,461	5,992

NET INCOME AND COMPREHENSIVE INCOME	$1,298,672	$1,419,238	$1,231,280

Allocation of Net Income:
Limited Partners	$779,203	$851,543	$738,768
General Partner	$519,469	$567,695	$492,512

See notes to financial statements.

Los Angeles SMSA Limited Partnership
Statements of Changes in Partners' Capital - Years Ended December 31, 2014, 2013 and 2012
(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular	AirTouch Cellular	Cellco Partnership	United States Cellular Corporation	Total Partners' Capital

BALANCE—January 1, 2012	$753,834	$797,179	$229,920	$103,651	$1,884,584

Distributions	(480,000)	(507,600)	(146,400)	(66,000)	(1,200,000)

Net Income	492,512	520,832	150,216	67,720	1,231,280

BALANCE—December 31, 2012	766,346	810,411	233,736	105,371	1,915,864

Distributions	(520,000)	(549,900)	(158,600)	(71,500)	(1,300,000)

Net Income	567,695	600,337	173,146	78,060	1,419,238

BALANCE—December 31, 2013	814,041	860,848	248,282	111,931	2,035,102

Distributions	(440,000)	(465,300)	(134,200)	(60,500)	(1,100,000)

Net Income	519,468	549,338	158,438	71,428	1,298,672

BALANCE—December 31, 2014	$893,509	$944,886	$272,520	$122,859	$2,233,774

See notes to financial statements.

Los Angeles SMSA Limited Partnership
Statements of Cash Flows - Years Ended December 31, 2014, 2013 and 2012
(Dollars in Thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,298,672	$1,419,238	$1,231,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344,887	337,313	343,565
Amortization of deferred gain	(4,942)	(4,941)	(4,957)
Provision for losses on accounts receivable	34,370	44,339	37,057
Changes in certain assets and liabilities:
Accounts receivable	(200,950)	(68,809)	(69,272)
Unbilled revenue	(4,441)	(579)	2,761
Prepaid expenses	(8,831)	180	(760)
Other assets	(91,809)	(8,193)	19
Accounts payable and accrued liabilities	32,591	(15,872)	18,548
Advance billings and customer deposits	45,017	7,849	9,826
Other liabilities	3,610	10,447	4,208

Net cash provided by operating activities	1,448,174	1,720,972	1,572,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(487,511)	(371,385)	(322,328)
Fixed asset transfers out	27,816	23,459	50,152
Change in due from affiliate	111,521	(73,046)	(100,099)

Net cash used in investing activities	(348,174)	(420,972)	(372,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,100,000)	(1,300,000)	(1,200,000)

Net cash used in financing activities	(1,100,000)	(1,300,000)	(1,200,000)

CHANGE IN CASH	—	—	—

CASH—Beginning of year	—	—	—

CASH—End of year	$—	$—	$—

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:

Accruals for Capital Expenditures	$31,019	$12,689	$11,403

See notes to financial statements.

Los Angeles SMSA Limited Partnership

Notes to Financial Statements – Years Ended December 31, 2014, 2013 and 2012.

(Dollars in Thousands)

1.            ORGANIZATION AND MANAGEMENT

Los Angeles SMSA Limited Partnership – Los Angeles SMSA Limited Partnership (the “Partnership” or “we”) was formed in 1984. The principal activity of the Partnership is providing cellular service in the Los Angeles metropolitan service area.

The partners and their respective ownership percentages as of December 31, 2014, 2013 and 2012 are as follows:

General Partner
AirTouch Cellular* (“General Partner”)	40.0%

Limited Partners:
AirTouch Cellular*	42.3%
Cellco Partnership	12.2%
United States Cellular Corporation	5.5%

______________________________

* AirTouch Cellular is a wholly-owned subsidiary of Verizon Wireless (VAW) LLC (a wholly-owned subsidiary of Cellco Partnership (“Cellco”) doing business as Verizon Wireless.

In accordance with the partnership agreement, Cellco is responsible for managing the operations of the partnership (See Note 6).

2.       SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — We prepare our financial statements using U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect reported amounts and disclosures.  Actual results could differ from those estimates.

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of property, plant, and equipment, the recoverability of intangible assets and other long-lived assets, unbilled revenues, fair values of financial instruments, accrued expenses and contingencies.

Revenue Recognition — The Partnership offers products and services to our customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

The Partnership earns revenue primarily by providing access to and usage of its network.  In general, access revenue is billed one month in advance and recognized when earned.  Usage revenue is generally billed in arrears and recognized when service is rendered.  Equipment sales revenue associated with the sale of wireless handsets and accessories is generally recognized when the products are delivered to and accepted by the customer, as this is considered to be a separate earnings process from providing wireless services.  For agreements involving the resale of third-party services in which we are considered the primary obligor in the arrangements, we record the revenue gross at the time of the sale.  For equipment sales, we generally subsidize the cost of wireless devices for plans under our traditional subsidy model.  The amount of this subsidy is generally contingent on the arrangement and terms selected by the customer.   In multiple deliverable arrangements which involve the sale of equipment and a service contract, the equipment revenue is recognized up to the amount collected when the wireless device is sold.

In addition to the traditional subsidy model for equipment sales, we offer new and existing customers the option to participate in Verizon Edge, a program that provides eligible wireless customers with the ability to pay for handsets under an equipment installment plan. Under the Verizon Edge program, customers have the right to upgrade their handset after a minimum of 30 days, subject to certain conditions, including making a stated portion of the required device payments, trading in their handset in good working condition and signing a new contract with Verizon. Upon upgrade, the outstanding balance of the equipment installment plan is exchanged for the used handset. This trade-in right is accounted for as a guarantee obligation.

Verizon Edge is a multiple-element arrangement typically consisting of the trade-in right, handset and monthly wireless service. At the inception of the arrangement, the amount allocable to the delivered units of accounting is limited to the amount that is not contingent upon the delivery of the monthly wireless service (the noncontingent amount). The full amount of the trade-in right’s fair value (not an allocated value) will be recognized as the guarantee liability and the remaining allocable consideration will be allocated to the handset. The value of the guarantee liability effectively results in a reduction to revenue recognized for the sale of the handset. The guarantee liability is measured at fair value upon initial recognition based on assumptions lacking observable pricing inputs including the probability and timing of the customer upgrading to a new phone, the customer’s estimated remaining installment balance at the time of trade-in and the estimated fair value of the phone at the time of trade-in and therefore is classified within Level 3 of the fair value hierarchy. When the customer trades-in their used phone, the handset received is recorded to inventory and measured as the difference between the remaining equipment installment plan balance at the time of trade-in and the guarantee liability. As a result of changes in the Verizon Edge program during 2014, and corresponding changes in related assumptions, the guarantee liability associated with Verizon Edge agreements under the current program is not material.  The guarantee liability may increase after initial recognition as a result of changes in facts or assumptions and we will account for any increase in the guarantee liability with a corresponding decrease to revenue. The subsequent derecognition of the guarantee liability occurs when the guarantor is released from risk, which will occur at the earlier of the time the trade-in right is exercised or expires.

Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network.  The roaming rates with third party carriers associated with those customers are based on agreements with such carriers.  The roaming rates charged by the Partnership to Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 6).

Maintenance and Repairs – We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, principally to Cost of services as these costs are incurred.

Advertising Costs– Costs for advertising products and services as well as other promotional and sponsorship costs are charged to Selling, general and administrative expense in the periods in which they are incurred.

Operating Expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services performed on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of certain revenue streams, total customers, customer gross additions or minutes-of-use, are in accordance with the Partnership Agreement and are a reasonable method of allocating such costs.

Cost of roaming reflects costs incurred by the Partnership when customers associated with the Partnership operate in a service area not associated with the Partnership and use a network not associated with the Partnership.  The roaming rates with third party carriers are based on agreements with such carriers.  The roaming rates charged to the Partnership by Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 6).

Cost of equipment is recorded upon sale of the related equipment at Cellco’s cost basis.  No inventory of equipment is maintained at the Partnership.

Retail Stores– The daily operations of all retail stores owned by the Partnership are managed by Cellco. All fixed assets, liabilities, income and expenses related to these retail stores are recorded in the financial statements of the Partnership.

Comprehensive Income– Comprehensive income is the same as net income as presented in the accompanying statements of income and comprehensive income.

Income Taxes –  The Partnership is treated as a pass through for income tax purposes and, therefore, is not subject to federal, state or local income taxes.  Accordingly, no provision has been recorded for income taxes in the Partnership’s financial statements.  The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax Schedules provided to the respective partners.

The Partnership files federal and state tax returns.  The 2011 through 2014 federal tax years for the Partnership remain subject to examination by the Internal Revenue Service.  The 2011 through 2014 tax years for the Partnership remain subject to examination by the state tax jurisdiction.  Because the application of tax laws and regulations to many types of transactions is susceptible to varying interpretations, positions taken could be changed at a later date upon final determination by taxing authorities.

Due from affiliate – Due from affiliate principally represents the Partnership’s cash position with Cellco. Cellco manages, on behalf of the Partnership, all cash, inventory, investing and financing activities of the Partnership. As such, the changes in due from/to affiliate are reflected as an investing activity or a financing activity in the statements of cash flows depending on whether the Partnership is in a net asset or net liability position with Cellco.

Additionally, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment transactions with affiliates, are charged to the Partnership  through this account. Interest income is based on the Applicable Federal Rate which was approximately 0.3%, 0.2% and 0.2% for the years ended December 31, 2014, 2013 and 2012, respectively.  Interest expense is calculated by applying Cellco’s average cost of borrowing from Verizon Communications, Inc, which was approximately 5.0%, 7.4% and 7.3% for the years ended December 31, 2014, 2013 and 2012 respectively.  Included in interest income, net is interest income of $1,706, $1,352 and $1,123 for the years ended December 31, 2014, 2013 and 2012, respectively, related to due from affiliate.

Accounts Receivable and Allowance for Doubtful Accounts – The Partnership maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of customers to make required payments. Estimates are based on the aging of the accounts receivable balances and historical write-off experience, net of recoveries.

Impairment – All of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If any indications are present, we test for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group.  If those net undiscounted cash flows do not exceed the carrying amount, we perform the next step, which is to determine the fair value of the asset and record an impairment, if any.  We reevaluate the useful life determinations for these long-lived assets each year to determine whether events and circumstances warrant a revision in their remaining useful lives.

Property, Plant and Equipment – We record plant, property and equipment at cost.  Plant, property and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When the depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts, and any gains or losses on disposition are recognized in income.  Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value on the date of the transfer and included in due from affiliate.

We capitalize interest associated with the acquisition or construction of network-related assets.  Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

Wireless Licenses – A significant portion of our intangible assets are wireless licenses that provide our wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services.  While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC).  License renewals have occurred routinely and at nominal cost.  Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of our wireless licenses.  As a result, we treat the wireless licenses as an indefinite-lived intangible asset.  We reevaluate the useful life determination for wireless licenses each year to determine whether events and circumstances continue to support an indefinite useful life.

Cellco and the Partnership test their wireless licenses for potential impairment annually.  In 2014 and 2013, Cellco and the Partnership performed a qualitative assessment to determine whether it is more likely than not that the fair value of their wireless licenses was less than the carrying amount.  As part of the assessment, we considered several qualitative factors including the business enterprise value of Cellco, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance of Cellco and the Partnership, as well as other factors.  The most recent quantitative assessment of the wireless licenses occurred in 2012 and yielded no impairment. The quantitative assessment consisted of comparing the estimated fair value of their wireless licenses to the aggregated carrying amount as of the test date. Using the quantitative assessment, they evaluated their licenses on an aggregate basis using a direct value approach.  The direct value approach estimates fair value using a discounted cash flow analysis to estimate what a marketplace participant would be willing to pay to purchase the aggregated wireless licenses as of the valuation date.

Interest expense incurred while qualifying activities are performed to ready wireless licenses for their intended use is capitalized as part of wireless licenses.  The capitalization period ends when the development is discontinued or substantially complete and the license is ready for its intended use.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for all licenses included in Cellco’s national footprint.  Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2014 and December 15, 2013.  These evaluations resulted in no impairment of wireless licenses.

Financial Instruments – The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

Fair Value Measurements– Fair value of financial and non-financial assets and liabilities is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

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

Distributions – The Partnership is required to make distributions to its partners based upon the Partnership’s operating results, due to/from affiliate status, and financing needs as determined by the General Partner at the date of the distribution.

Recent Accounting Standards - In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, we expect that the allocation and timing of revenue recognition will be impacted. We expect to adopt this standard update during the first quarter of 2017.

There are two adoption methods available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied to contracts not completed as of the date of initial application, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. We are currently evaluating these adoption methods and the impact that this standard update will have on our financial statements.

In January 2015, the accounting standard update related to the reporting of extraordinary and unusual items was issued. This standard update eliminates the concept of extraordinary items from U.S. GAAP as part of an initiative to reduce complexity in accounting standards while maintaining or improving the usefulness of the information provided to the users of the financial statements. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and expanded to include items that are both unusual in nature and infrequent in occurrence. This standard update is effective as of the first quarter of 2016; however, earlier adoption is permitted.

Reclassifications – Certain amounts in the 2012 and 2013 financial statements have been reclassified to conform to the 2014 presentation.

Subsequent Events – Events subsequent to December 31, 2014 have been evaluated through February 25, 2015, the date the financial statements were issued.

3.       WIRELESS EQUIPMENT INSTALLMENT PLANS

We offer new and existing customers the option to participate in Verizon Edge, a program that provides eligible wireless customers with the ability to pay for their handset over a period of time (an equipment installment plan) and the right to upgrade their handset after a minimum of 30 days, subject to certain conditions, including making a stated portion of the required device payments, trading in their handset in good working condition and signing a new contract with Verizon.  The current portion of gross guarantee liability related to this program, which was approximately $37,602 at December 31, 2014 and was not material at December 31, 2013, was primarily included in Advance billings and customer deposits on our balance sheets. The long term portion of gross guarantee liability related to this program, which was approximately $3,960 at December 31, 2014 and was not material at December 31, 2013, was primarily included in Other liabilities on our balance sheets.

At the time of sale, we impute risk adjusted interest on the receivables associated with Verizon Edge.  We record the imputed interest as a reduction to the related accounts receivable.  Interest income, which is included within Interest income, net on our statements of income and comprehensive income, is recognized over the financed installment term.

We assess the collectability of our Verizon Edge receivables based upon a variety of factors, including the credit quality of the customer base, payment trends and other qualitative factors.  The current portion of our receivables related to Verizon Edge included in Accounts receivable was $153,460 at December 31, 2014 and was not material at December 31, 2013. The long-term portion of the equipment installment plan receivables included in Other assets was $79,515 December 31, 2014 and was not material at December 31, 2013.

The credit profiles of our customers with a Verizon Edge plan are similar to those of our customers with a traditional subsidized plan.  Customers with a credit profile which carries a higher risk are required to make a down payment for equipment financed through Verizon Edge.

4.       PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2014 and 2013:

	2014	2013

Land	$7,730	$7,730
Buildings and improvements (15-40 years)	725,592	633,840
Wireless plant and equipment (3-15 years)	3,753,115	3,483,289
Furniture, fixtures and equipment (2-10 years)	65,425	67,981
Leasehold improvements (5 years)	366,349	327,277

	4,918,211	4,520,117

Less: accumulated depreciation	(3,202,751)	(2,938,800)

Property, plant and equipment, net	$1,715,460	$1,581,317

Depreciation expense	$343,883	$337,302

Capitalized network engineering costs of $26,564 and $22,242 were recorded during the years ended December 31, 2014 and 2013, respectively. Construction in progress included in certain classifications shown above, principally wireless plant and equipment, amounted to $116,258 and $88,836, as of December 31, 2014 and 2013, respectively.

Lease Transactions –  Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group Plc (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465.  The gain realized on the transaction is being recognized over the term of the Sublease Agreement.  At December 31, 2014 and 2013, the Partnership has $28,873 and $33,815, respectively, recorded as deferred gain.  The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $3,944, $8,872 and $11,421 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in cost of service in the accompanying statements of income and comprehensive Income.

5.       CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2014 and 2013:

	2014	2013

Accounts payable	$153,147	$104,654
Accrued liabilities	15,746	13,318
Accounts payable and accrued liabilities	$168,893	$117,972

Advance billings and customer deposits consist of the following as of December 31, 2014 and 2013:

	2014	2013

Advance billings	$154,098	$148,328
Customer deposits	6,015	4,370
Edge guarantee liability	37,602	-
Advance billings and customer deposits	$197,715	$152,698

6.       TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases (see Note 2), substantially all of service revenues, equipment and other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates.  These transactions consist of revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership.  They also include certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of customers, gross customer additions, or minutes of use. These transactions do not necessarily represent arm’s length transactions and may not represent the amount of revenues and costs that would result if the Partnership operated on a standalone basis.  Cellco periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs, selling, administrative and general expenses to the Partnership.  Resulting changes, if any, in the methodology and allocation bases have not resulted in significant changes in the allocated amounts.

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

Cost of Service - Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets.  Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.  The Partnership has also entered into a lease agreement for the right to use additional spectrum owned by Cellco.  See Note 6 for further information regarding this arrangement.

Cost of equipment - Cost of equipment is recorded at Cellco’s cost basis (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative - Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Property, plant and equipment - Property, plant and equipment includes assets purchased by Cellco and directly charged to the Partnership as well as assets transferred between Cellco and the Partnership (see Note 2).

7.       COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities, and equipment used in the Partnership’s operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2014, 2013 and 2012, the Partnership incurred a total of $97,285, $87,643 and $80,178 respectively, as rent expense related to these operating leases, which was included in cost of service and general and administrative expenses in the accompanying statements of income and comprehensive income. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured and remaining tower maintenance fees of $26,274  (See Note 4), for the years shown are as follows:

Years	Amount

2015	$83,936
2016	68,834
2017	55,917
2018	43,629
2019	31,104
2020 and thereafter	75,546

Total minimum payments	$358,966

The Partnership has also entered into certain agreements with Cellco, whereas the Partnership leases certain spectrum from Cellco that overlaps the Los Angeles metropolitan service area. Total rent expense under these leases amounted to $110,044 in 2014, $51,699 in 2013 and $51,185 in 2012, respectively.

Based on the terms of these leases as of December 31, 2014, future spectrum lease obligations, excluding renewal options that are not reasonably assured, are expected to be as follows:

Years	Amount

2015	$125,097
2016	125,734
2017	104,294
2018	93,249
2019	82,781
2020 and thereafter	1,026,801

Total minimum payments	$1,557,956

The General Partner currently expects that the renewal option in the lease will be exercised.

8.       CONTINGENCIES

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued to either Cellco or the Partnership with respect to these matters as of December 31, 2014 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. We continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. We do not expect that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on our results of operations for a given reporting period.

9.       RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of the Year	Additions Charged to Operations	Write-offs Net of Recoveries	Balance at End of the Year

Accounts Receivable Allowances:
2014	$21,600	$34,370	$(31,834)	$24,136
2013	14,205	44,339	(36,944)	21,600
2012	14,076	37,057	(36,928)	14,205

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
Douglas D. Shuma
Senior Vice President and Controller
(principal financial officer and principal accounting officer)

Dated:  February 25, 2015

Power of Attorney

Each person whose signature appears below constitutes and appoints LeRoy T. Carlson, Jr. as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K under the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do so and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorney-in fact and agent or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 25, 2015
LeRoy T. Carlson, Jr.

/s/ Letitia G. Carlson, M.D.	Director	February 25, 2015
Letitia G. Carlson, M.D.

/s/ Prudence E. Carlson	Director	February 25, 2015
Prudence E. Carlson

/s/ Walter C.D. Carlson	Director	February 25, 2015
Walter C.D. Carlson

/s/ Clarence A. Davis	Director	February 25, 2015
Clarence A. Davis

/s/ Kenneth R. Meyers	Director	February 25, 2015
Kenneth R. Meyers

/s/ George W. Off	Director	February 25, 2015
George W. Off

/s/ Christopher D. O’Leary	Director	February 25, 2015
Christopher D. O’Leary

/s/ Mitchell H. Saranow	Director	February 25, 2015
Mitchell H. Saranow

/s/ Gary L. Sugarman	Director	February 25, 2015
Gary L. Sugarman

/s/ Herbert S. Wander	Director	February 25, 2015
Herbert S. Wander

/s/ David A Wittwer	Director	February 25, 2015
David A. Wittwer

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

3.1	TDS’ Restated Certificate of Incorporation, dated January 24, 2012, is hereby incorporated by reference to Exhibit 3.1 to TDS’ Registration Statement on Form 8-A/A dated January 24, 2012.

3.2(a)	TDS Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8‑K dated July 19, 2013.

3.2(b)	Amendment to Section 2.23 of TDS Restated Bylaws, is hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on form 8-K dated August 20, 2014

4.1	TDS’ Restated Certificate of Incorporation is hereby incorporated as Exhibit 3.1.

4.2(a)	TDS Restated Bylaws, as amended, are hereby incorporated as Exhibit 3.2(a) and 3.2(b).

4.2(b)	TDS Restated Bylaws, as amended, are hereby incorporated as Exhibit 4.2.

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

4.4(a)

Revolving Credit Agreement dated December 17, 2010 among TDS and the lenders named therein, and Bank of America, N.A. as Administrative Agent, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated December 17, 2010.

4.4(b)

Third Amendment dated July 24, 2014 to TDS Revolving Credit Agreement dated December 17, 2010, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated July 24, 2014.

4.5(a)

Revolving Credit Agreement dated December 17, 2010 among U.S. Cellular and the lenders named therein, and Toronto Dominion (Texas) LLC as Administrative Agent, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010.

4.5(b)

Third Amendment dated July 24, 2014 to U.S. Cellular Revolving Credit Agreement dated December 17, 2010, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated July 24, 2014.

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

4.6(e)

Form of Seventh Supplemental Indenture dated as of December 8, 2014 between U.S. Cellular and BNY, relating to $275,000,000 of U.S. Cellular’s 7.25% Senior Notes due 2063, is hereby incorporated by reference to Exhibit 2 to U.S. Cellular’s Registration Statement on Form 8-A dated December 2, 2014.

4.7	Indenture for Subordinated Debt Securities between TDS and BNY is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated September 16, 2013.

4.8	Indenture for Subordinated Debt Securities between U.S. Cellular and BNY is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated September 16, 2013.

4.9	Term Loan Credit Agreement dated as of January 21, 2015, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated January 21, 2015.

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

10.3(a)*

Telephone and Data Systems, Inc. 2011 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit B to TDS’ Notice of Annual Meeting of Shareholders and Proxy Statement dated April 18, 2014.

10.3(b)*

Amendment No. 1 to Telephone and Data Systems, Inc.  2011 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to TDS’ Notice of Annual Meeting of Shareholders and Proxy statement dated April 18, 2014.

10.4(a)*

TDS Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2009 is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated August 27, 2008.

10.4(b)*

Amendment Number One to the Telephone and Data Systems, Inc. Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.2 to Telephone and Data Systems, Inc.’s Current Report on Form 8-K dated March 15, 2012.

10.4(c)*

Amendment Number Two to the Telephone and Data Systems, Inc. Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.3 to Telephone and Data Systems, Inc.’s Current Report on Form 8-K dated November 3, 2014.

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

10.11(b)*	Amendment to TDS 2007 Deferred Compensation Agreement between TDS and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.4 to TDS Current Report on Form 8-K dated December 22, 2008.

10.12*	Form of TDS Corporate Officer Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated May 10, 2013.

10.13*	Form of TDS Corporate Officer Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated May 10, 2013.

10.14*	TDS 2014 Officer Bonus Program.

10.15*	U.S. Cellular 2014 Officer Annual Incentive Plan effective January 1, 2014 is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated August 19, 2014.

10.16

Guidelines for the determination of Annual Bonus for President and Chief Executive Officer of U.S. Cellular are hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated August 19, 2014.

10.17*

Amended and Restated Guidelines for the Determination of Annual Bonus for Chairman Emeritus of TDS is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated November 18, 2009.

10.18*	Form of TDS Deferred Compensation Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated December 21, 2009.

10.19*	Change of Election Form for TDS Deferred Compensation Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated December 21, 2009.

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

10.25*

Form of U.S. Cellular Long-Term Incentive Plan Restricted Stock Unit Award Agreement for Kenneth R. Meyers, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.26*	Letter Agreement dated July 25, 2013 between U.S. Cellular and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 25, 2013.

10.27**

Master Service Agreement entered into by United States Cellular Corporation and Amdocs Software Systems Limited on August 17, 2010 to develop a Billing and Operational Support System (“B/OSS”) with a new point-of-sale system to consolidate billing on one platform, is hereby incorporated by reference to Exhibit 10.8 to U.S. Cellular’s Quarterly Report on Form 10-Q dated September 30, 2010.

10.28**

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

10.29***

Master Statement of Work, dated as of November 25, 2014, between U.S. Cellular and Amdocs Software Systems, Ltd., is hereby incorporated by reference from Exhibit 10.26 to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2014.

11	Statement regarding computation of earnings per share (included in Note 5 — Earnings Per Share in the Notes to Consolidated Financial Statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

13	Incorporated portions of 2014 Annual Report to Shareholders.

21	Subsidiaries of TDS.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

23.3	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Indicates a management contract or compensatory plan or arrangement.

**   Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.  The application for confidential treatment has been granted.

*** Portions of the Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.