Form 10-Q
period 2015-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2015-05-01
CIK 1051512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
☒			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	 Non-accelerated filer		Smaller reporting company	

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at March 31, 2015
Common Shares, $0.01 par value			100,853,104 Shares
Series A Common Shares, $0.01 par value			7,188,071 Shares

Part I. Financial Information
Item 1. Financial Statements

Telephone and Data Systems, Inc. Consolidated Statement of Operations (Unaudited)

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2015	2014
Operating revenues
Service	$1,073,091	$1,080,242
Equipment and product sales	178,502	115,720
Total operating revenues	1,251,593	1,195,962

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	293,647	275,958
Cost of equipment and products	271,981	306,647
Selling, general and administrative	438,040	463,669
Depreciation, amortization and accretion	206,575	224,919
(Gain) loss on asset disposals, net	5,377	2,430
(Gain) loss on sale of business and other exit costs, net	(123,783)	(6,900)
(Gain) loss on license sales and exchanges, net	(122,873)	(91,446)
Total operating expenses	968,964	1,175,277

Operating income	282,629	20,685

Investment and other income (expense)
Equity in earnings of unconsolidated entities	34,641	37,327
Interest and dividend income	8,385	2,486
Interest expense	(33,830)	(28,707)
Other, net	(4)	160
Total investment and other income (expense)	9,192	11,266

Income before income taxes	291,821	31,951
Income tax expense	116,020	11,657
Net income	175,801	20,294
Less: Net income attributable to noncontrolling interests, net of tax	30,061	2,040
Net income attributable to TDS shareholders	145,740	18,254
TDS Preferred dividend requirement	(12)	(12)
Net income available to common shareholders	$145,728	$18,242

Basic weighted average shares outstanding	108,169	108,988
Basic earnings per share attributable to TDS shareholders	$1.35	$0.17

Diluted weighted average shares outstanding	108,946	109,672
Diluted earnings per share attributable to TDS shareholders	$1.33	$0.16

Dividends per share to TDS shareholders	$0.141	$0.134

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Net income	$175,801	$20,294
Net change in accumulated other comprehensive income
Change in foreign currency translation adjustment	36	(4)
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(852)	(911)
Amortization of unrecognized net loss	64	322
	(788)	(589)
Change in deferred income taxes	312	224
Change related to retirement plan, net of tax	(476)	(365)
Net change in accumulated other comprehensive income	(440)	(369)
Comprehensive income	175,361	19,925
Less: Comprehensive income attributable to noncontrolling interest	30,061	2,040
Comprehensive income attributable to TDS shareholders	$145,300	$17,885

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$175,801	$20,294
Add (deduct) adjustments to reconcile net income to cash flows from operating activities
Depreciation, amortization and accretion	206,575	224,919
Bad debts expense	29,849	21,559
Stock-based compensation expense	8,096	6,759
Deferred income taxes, net	(47,466)	(14,510)
Equity in earnings of unconsolidated entities	(34,641)	(37,327)
Distributions from unconsolidated entities	12,988	12,820
(Gain) loss on asset disposals, net	5,377	2,430
(Gain) loss on sale of business and other exit costs, net	(123,783)	(6,900)
(Gain) loss on license sales and exchanges, net	(122,873)	(91,446)
Noncash interest expense	670	506
Other operating activities	-	47
Changes in assets and liabilities from operations
Accounts receivable	21,240	90,555
Equipment installment plans receivable	(36,498)	2,394
Inventory	95,395	19,656
Accounts payable	(13,592)	(53,403)
Customer deposits and deferred revenues	13,319	(1,447)
Accrued taxes	251,510	(1,634)
Accrued interest	9,460	9,136
Other assets and liabilities	(96,121)	(99,471)
	355,306	104,937

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(166,461)	(150,890)
Cash paid for acquisitions and licenses	(280,710)	(8,254)
Cash received from divestitures and exchanges	274,131	103,042
Cash received for investments	-	10,000
Other investing activities	2,765	1,623
	(170,275)	(44,479)

Cash flows from financing activities
Repayment of long-term debt	(247)	(392)
TDS Common Shares reissued for benefit plans, net of tax payments	213	(50)
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	487	316
Repurchase of TDS Common Shares	-	(3,342)
Repurchase of U.S. Cellular Common Shares	(2,302)	(2,000)
Dividends paid to TDS shareholders	(15,232)	(14,582)
Payment of debt issuance costs	(3,018)	-
Distributions to noncontrolling interests	(225)	(346)
Other financing activities	(1,488)	2,834
	(21,812)	(17,562)

Net increase in cash and cash equivalents	163,219	42,896

Cash and cash equivalents
Beginning of period	471,901	830,014
End of period	$635,120	$872,910

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Assets (Unaudited)
(Dollars in thousands)	March 31, 2015	December 31, 2014
Current assets
Cash and cash equivalents	$635,120	$471,901
Accounts receivable
Due from customers and agents, less allowances of $42,737 and $41,431, respectively	549,146	548,537
Other, less allowances of $1,124 and $1,141, respectively	109,742	135,144
Inventory, net	178,313	273,707
Net deferred income tax asset	92,791	107,686
Prepaid expenses	97,707	86,506
Income taxes receivable	853	113,708
Other current assets	29,132	29,766
	1,692,804	1,766,955

Assets held for sale	29,771	103,343

Investments
Licenses	1,837,238	1,453,574
Goodwill	771,674	771,352
Franchise rights	244,300	244,300
Other intangible assets, net of accumulated amortization of $138,614 and $133,823, respectively	59,708	64,499
Investments in unconsolidated entities	343,382	321,729
Other investments	485	508
	3,256,787	2,855,962
Property, plant and equipment
In service and under construction	11,189,882	11,194,044
Less: Accumulated depreciation	7,443,048	7,347,919
	3,746,834	3,846,125

Other assets and deferred charges	270,042	334,554

Total assets	$8,996,238	$8,906,939

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Balance Sheet — Liabilities and Equity (Unaudited)
(Dollars and shares in thousands)	March 31, 2015	December 31, 2014
Current liabilities
Current portion of long-term debt	$805	$808
Accounts payable	312,091	387,125
Customer deposits and deferred revenues	338,076	324,318
Accrued interest	17,376	7,919
Accrued taxes	174,043	46,734
Accrued compensation	68,838	114,549
Other current liabilities	145,871	181,803
	1,057,100	1,063,256

Liabilities held for sale	406	21,643

Deferred liabilities and credits
Net deferred income tax liability	878,809	941,519
Other deferred liabilities and credits	441,745	430,774

Long-term debt	1,993,457	1,993,586

Commitments and contingencies	-	-

Noncontrolling interests with redemption features	6,619	1,150

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 132,758 shares (7,188 Series A Common and 125,570 Common Shares) and 132,749 shares (7,179 Series A Common and 125,570 Common Shares), respectively
Outstanding 108,041 shares (7,188 Series A Common and 100,853 Common Shares) and 107,899 shares (7,179 Series A Common and 100,720 Common Shares), respectively
Par Value ($.01 per share) $1,327 ($72 Series A Common and $1,255 Common Shares)	1,327	1,327
Capital in excess of par value	2,344,274	2,336,511
Treasury shares at cost:
24,717 and 24,850 Common Shares, respectively	(745,590)	(748,199)
Accumulated other comprehensive income	6,012	6,452
Retained earnings	2,460,323	2,330,187
Total TDS shareholders' equity	4,066,346	3,926,278

Preferred shares	824	824
Noncontrolling interests	550,932	527,909

Total equity	4,618,102	4,455,011

Total liabilities and equity	$8,996,238	$8,906,939

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Noncontrolling Interests	Total Equity
December 31, 2014	$1,327	$2,336,511	$(748,199)	$6,452	$2,330,187	$3,926,278	$824	$527,909	$4,455,011
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	145,740	145,740	-	-	145,740
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	24,444	24,444
Change in foreign currency translation adjustment	-	-	-	36	-	36	-	-	36
Change related to retirement plan	-	-	-	(476)	-	(476)	-	-	(476)
TDS Common and Series A Common Share dividends	-	-	-	-	(15,220)	(15,220)	-	-	(15,220)
TDS Preferred dividend requirement	-	-	-	-	(12)	(12)	-	-	(12)
Dividend reinvestment plan	-	642	1,757	-	-	2,399	-	-	2,399
Incentive and compensation plans	-	(79)	852	-	(372)	401	-	-	401
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	4,734	-	-	-	4,734	-	(1,344)	3,390
Stock-based compensation awards	-	2,468	-	-	-	2,468	-	-	2,468
Tax windfall (shortfall) from stock awards	-	(2)	-	-	-	(2)	-	-	(2)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(77)	(77)
March 31, 2015	$1,327	$2,344,274	$(745,590)	$6,012	$2,460,323	$4,066,346	$824	$550,932	$4,618,102

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Changes in Equity (Unaudited)

	TDS Shareholders
(Dollars in thousands)	Series A Common and Common Shares	Capital in Excess of Par Value	Treasury Common Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total TDS Shareholders' Equity	Preferred Shares	Noncontrolling Interests	Total Equity
December 31, 2013	$1,327	$2,308,807	$(721,354)	$(569)	$2,529,626	$4,117,837	$824	$551,436	$4,670,097
Add (Deduct)
Net income attributable to TDS shareholders	-	-	-	-	18,254	18,254	-	-	18,254
Net income attributable to noncontrolling interests classified as equity	-	-	-	-	-	-	-	2,011	2,011
Change in foreign currency translation adjustment	-	-	-	(4)	-	(4)	-	-	(4)
Change related to retirement plan	-	-	-	(365)	-	(365)	-	-	(365)
TDS Common and Series A Common Share dividends	-	-	-	-	(14,570)	(14,570)	-	-	(14,570)
TDS Preferred dividend requirement	-	-	-	-	(12)	(12)	-	-	(12)
Repurchase of Common Shares	-	-	(3,843)	-	-	(3,843)		-	(3,843)
Dividend reinvestment plan	-	800	1,874	-	-	2,674	-	-	2,674
Incentive and compensation plans	-	(284)	665	-	-	381	-	-	381
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	-	2,780	-	-	-	2,780	-	(262)	2,518
Stock-based compensation awards	-	2,011	-	-	-	2,011	-	-	2,011
Tax windfall (shortfall) from stock awards	-	(432)	-	-	-	(432)	-	-	(432)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(325)	(325)
March 31, 2014	$1,327	$2,313,682	$(722,658)	$(938)	$2,533,298	$4,124,711	$824	$552,860	$4,678,395

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

The consolidated financial statements included herein have been prepared by TDS, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014.

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 are U.S. Cellular, TDS Telecom’s Wireline, Cable, and Hosted and Managed Services (“HMS”) operations.  TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned subsidiaries Suttle-Straus, Inc. (“Suttle-Straus”) and  Airadigm Communications, Inc. (“Airadigm”).  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 12 — Business Segment Information for summary financial information on each business segment.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of March 31, 2015 and December 31, 2014, and the results of operations, cash flows, changes in comprehensive income and changes in equity for the three months ended March 31, 2015 and 2014. These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers.  This update has an effective date of January 1, 2017.  However, on April 1, 2015, the FASB voted to propose a one-year deferral of the effective date of ASU 2014-09.  If the proposal is adopted, TDS could elect to adopt the provisions of ASU 2014-09 effective January 1, 2018.  Under this proposal, early adoption as of January 1, 2017 also would be permissible.  TDS is evaluating the effects that adoption of ASU 2014-09 will have on its financial position, results of operations, and disclosures.

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 requires TDS to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt.  TDS is required to adopt the provisions of ASU 2014-15 effective January 1, 2016, but early adoption is permitted.  The adoption of ASU 2014-15 is not expected to impact TDS’ financial position or results of operations.

On February 18, 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 simplifies consolidation accounting by reducing the number of consolidation models. Additionally, ASU 2015-02 changes certain criteria for identifying variable interest entities.  TDS is required to adopt the provisions of ASU 2015-02 effective January 1, 2016.  Early adoption is permitted.  TDS is evaluating the effects that adoption of ASU 2015-02 will have on its financial position, results of operations, and disclosures.

On April 7, 2015, the FASB issued Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as an offset to the related debt obligation.  TDS is required to apply the standards of this update effective January 1, 2016 on a retrospective basis.  Early adoption is permitted.  As of March 31, 2015, TDS had $60.0 million in debt issuance costs classified as Other assets and deferred charges that, upon adoption of the new standard, would be reclassified as an offset to Long-term debt.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $26.1 million and $31.0 million for the three months ended March 31, 2015 and  2014, respectively.

2.   Fair Value Measurements

As of March 31, 2015 and December 31, 2014, TDS did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

The provisions of GAAP establish a fair value hierarchy that contains three levels for inputs used in fair value measurements.  Level 1 inputs include quoted market prices for identical assets or liabilities in active markets.  Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets.  Level 3 inputs are unobservable.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile and, therefore, Level 3 assets are not necessarily higher risk than Level 2 assets or Level 1 assets.

TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	March 31, 2015		December 31, 2014
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$635,120	$635,120	$471,901	$471,901
Long-term debt
Retail	2	1,453,250	1,468,689	1,453,250	1,414,105
Institutional and other	2	537,362	530,975	537,471	518,322

The fair value of Cash and cash equivalents approximates the book value due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 6.95% Senior Notes and 7.25% Senior Notes.  TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter.  TDS estimated the fair value of its Institutional and other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.00% to 7.02% and 0.00% to 7.25% at March 31, 2015 and December 31, 2014, respectively.

3. Equipment Installment Plans

TDS offers customers the option to purchase certain devices under an equipment installment contract over a period of up to 24 months.  For certain equipment installment plans, after a specified period of time, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  TDS values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  As of March 31, 2015 and December 31, 2014, the guarantee liability related to these plans was $67.8 million and $57.5 million respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

TDS equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of greater than twelve months, TDS imputes interest.

The following table summarizes unbilled equipment installment plan receivables as of March 31, 2015 and December 31, 2014.  Such amounts are presented on the Consolidated Balance Sheet as Accounts receivable – customers and agents and Other assets and deferred charges, as applicable.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Short-term portion of unbilled equipment installment plan receivables, gross	$166,551	$127,400
Short-term portion of unbilled deferred interest	(17,739)	(16,365)
Short-term portion of unbilled allowance for credit losses	(5,631)	(3,686)
Short-term portion of unbilled equipment installment plan receivables, net	$143,181	$107,349

Long-term portion of unbilled equipment installment plan receivables, gross	$83,215	$89,435
Long-term portion of unbilled deferred interest	(1,585)	(2,791)
Long-term portion of unbilled allowance for credit losses	(5,805)	(6,065)
Long-term portion of unbilled equipment installment plan receivables, net	$75,825	$80,579

TDS assesses the collectability of the equipment installment plan receivables based on historical payment experience, account aging and other qualitative factors.  The credit profiles of TDS customers on equipment installment plans are similar to those of TDS customers with traditional subsidized plans.  Customers with a higher risk credit profile are required to make a deposit for equipment purchased through an installment contract.

4.   Income Taxes

TDS’ overall effective tax rate on Income before income taxes for the three months ended March 31, 2015 and 2014 was 39.8% and 36.5%, respectively.

TDS incurred a federal net operating loss in 2014 largely attributable to 50% bonus depreciation applicable to qualified 2014 capital expenditures.  TDS carried back this federal net operating loss to prior tax years.  As a result of the carryback, together with recovery of federal estimated taxes paid in 2014, TDS received a $99.7 million federal income tax refund in the three months ended March 31, 2015.

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended
	March 31,
	2015	2014
(Dollars and shares in thousands, except per share amounts)
Basic earnings per share attributable to TDS shareholders:
Net income available to common shareholders of TDS used in basic earnings per share	$145,728	$18,242
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(1,270)	(165)
Preferred dividend adjustment	12	-
Net income attributable to common shareholders of TDS used in diluted earnings per share	$144,470	$18,077

Weighted average number of shares used in basic earnings per share:
Common Shares	100,990	101,821
Series A Common Shares	7,179	7,167
Total	108,169	108,988

Effects of dilutive securities:
Stock options	368	303
Restricted stock units	359	381
Preferred shares	50	-
Weighted average number of shares used in diluted earnings per share	108,946	109,672

Basic earnings per share attributable to TDS shareholders	$1.35	$0.17

Diluted earnings per share attributable to TDS shareholders	$1.33	$0.16

Certain Common Shares issuable upon the exercise of stock options, vesting of restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded, if any, is shown in the table below.

	Three Months Ended
	March 31,
	2015	2014
(Shares in thousands)
Stock options	6,480	6,915

Preferred shares	-	57

6.   Acquisitions, Divestitures and Exchanges

Divestiture Transaction

On May 16, 2013, pursuant to a Purchase and Sale Agreement, U.S. Cellular sold customers and certain PCS license spectrum to subsidiaries of Sprint Corp. fka Sprint Nextel Corporation (“Sprint”) in U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash. The Purchase and Sale Agreement also contemplated certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”

These agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  As of March 31, 2015, U.S. Cellular had received a total of $97.4 million pursuant to the Sprint Cost Reimbursement.  For the three months ended March 31, 2015 and 2014, $15.7 million and $11.3 million, respectively, of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures and exchanges in the Consolidated Statement of Cash Flows.

For the three months ended March 31, 2015 and 2014, as a result of the Divestiture Transaction, U.S. Cellular recognized gains of $4.4 million and $7.1 million, respectively, in (Gain) loss on sale of business and other exit costs, net.

Other Acquisitions, Divestitures and Exchanges

•         In March 2015, U.S. Cellular exchanged certain of its unbuilt PCS licenses for certain other PCS licenses located in U.S. Cellular’s existing operating markets and $117.0 million of cash.  The licenses received in the transaction have an estimated fair value, per a market approach, of $43.5 million.  A gain of $125.2 million was recorded in (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations in the first quarter of 2015.

•         An FCC auction of AWS-3 spectrum licenses, referred to as Auction 97, ended in January 2015.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership interest in Advantage Spectrum L.P. (“Advantage Spectrum”).

Advantage Spectrum was the provisional winning bidder of 124 licenses for an aggregate winning bid of $338.3 million, after its designated entity discount of 25%.  Advantage Spectrum’s bid amount, less the initial deposit amount of $60.0 million paid in 2014, was paid to the FCC in March 2015.  These licenses are expected to be granted by the FCC during 2015.  See Note 9 —  Variable Interest Entities (VIEs) for additional information.

•         In December 2014, U.S. Cellular entered into an agreement with a third party to sell 595 towers and certain related contracts, assets, and liabilities for $159.0 million.  This transaction was accomplished in two closings.  The first closing occurred in December 2014 and included the sale of 236 towers, without tenants, for $10.0 million.  On this same date, U.S. Cellular received $7.5 million in earnest money.  At the time of the first closing, a $4.7 million gain was recorded.  The second closing for the remaining 359 towers, primarily with tenants, took place in January 2015, at which time U.S. Cellular received $141.5 million in additional cash proceeds and recorded a gain of $119.6 million in (Gain) loss on sale of business and other exit costs, net.

•         In September 2014, U.S. Cellular entered into an agreement with a third party to exchange certain PCS and AWS licenses for certain other PCS and AWS licenses and $28.0 million of cash.  This license exchange will be accomplished in two closings.  The first closing occurred in December 2014 at which time U.S. Cellular received licenses with an estimated fair value, per a market approach, of $51.5 million, recorded a $21.7 million gain and recorded an $18.3 million deferred credit in Other current liabilities.  The second closing is expected to occur in the second half of 2015.  A license with a $22.2 million book value will be transferred and has been classified as “Assets held for sale” in the Consolidated Balance Sheet as of March 31, 2015.  At the time of the second closing, TDS will recognize the deferred credit from the first closing and expects to record a gain on this part of the license exchange.

7.   Intangible Assets

Changes in Licenses at TDS for the three months ended March 31, 2015 are presented below.  There were no significant changes to Franchise rights, Goodwill or other intangible assets during the three months ended March 31, 2015.

Licenses

(Dollars in thousands)
Balance December 31, 2014	$1,453,574
Acquisitions (1)	339,657
Exchanges (2)	43,485
Other	522
Balance March 31, 2015	$1,837,238

(1)

Amount includes payments totaling $338.3 million made by Advantage Spectrum to the FCC for licenses in which it was the provisional winning bidder in Auction 97.  See Note 6 — Acquisitions, Divestitures and Exchanges, and Note 9 — Variable Interest Entities (VIEs) for further information.

(2)

Amount represents licenses received in the PCS license exchange. See Note 6 — Acquisitions, Divestitures and Exchanges for further information.  Licenses disposed of in the exchange were previously removed from the License balance and reflected in Assets held for sale in the Consolidated Balance Sheet as of December 31, 2014.

8.   Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest. These investments are accounted for using either the equity or cost method.

Equity in earnings of unconsolidated entities totaled $34.6 million and $37.3 million in the three months ended March 31, 2015 and 2014, respectively; of those amounts, TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $19.9 million and $21.2 million in the three months ended March 31, 2015 and 2014, respectively.  TDS held a 5.5% ownership interest in the LA Partnership during these periods.

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended March 31,
	2015	2014
(Dollars in thousands)
Revenues	$1,735,340	$1,625,765
Operating expenses	1,291,512	1,142,073
Operating income	443,828	483,692
Other income, net	4,470	1,835
Net income	$448,298	$485,527

9.  Variable Interest Entities (VIEs)

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

Consolidated VIEs

As of March 31, 2015, TDS holds a variable interest in and consolidates the following VIEs under GAAP:

•         Advantage Spectrum and Frequency Advantage L.P., the general partner of Advantage Spectrum;

•         Aquinas Wireless L.P. (“Aquinas Wireless”); and

•         King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

The power to direct the activities that most significantly impact the economic performance of Advantage Spectrum, Aquinas Wireless and King Street Wireless (collectively, the “limited partnerships”) is shared. Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs the consent of the limited partner, a TDS subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of the VIEs is shared, TDS has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs in accordance with GAAP.  Accordingly, these VIEs are consolidated.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31, 2015	December 31, 2014
(Dollars in thousands)
Assets
Cash and cash equivalents	$11,670	$2,588
Other current assets	234	278
Licenses	651,281	312,977
Property, plant and equipment, net	10,129	10,671
Other assets and deferred charges	247	60,059
Total assets	$673,561	$386,573

Liabilities
Current liabilities	$3,634	$110
Deferred liabilities and credits	599	622
Total liabilities	$4,233	$732

Other Related Matters

In March 2015, King Street Wireless, L.P. made a $60.0 million distribution to its investors.  Of this distribution, $6.0 million was provided to King Street Wireless, Inc. and $54.0 million was provided to U.S. Cellular.  This distribution has no impact on U.S. Cellular’s consolidated cash flows as both King Street Wireless, L.P. and King Street Wireless, Inc. are consolidated VIEs.

An FCC auction of AWS-3 spectrum licenses, referred to as Auction 97, ended in January 2015.  TDS participated in Auction 97 indirectly through its interest in Advantage Spectrum.  A subsidiary of U.S. Cellular is a limited partner in Advantage Spectrum.  Advantage Spectrum qualified as a “designated entity,” and thereby was eligible for bid credits with respect to spectrum purchased in Auction 97.  Advantage Spectrum was the winning bidder for 124 licenses for an aggregate bid of $338.3 million, after its designated entity discount of 25%.  This amount is classified as Licenses in TDS’ Consolidated Balance Sheet.  Advantage Spectrum’s bid amount, less the initial deposit of $60.0 million paid in 2014, plus certain other charges totaling $2.3 million, was paid to the FCC in March 2015.  To help fund this payment, U.S. Cellular made loans and capital contributions to Advantage Spectrum and Frequency Advantage totaling $280.6 million for the three months ended March 31, 2015.  There were no capital contributions, loans or advances made to TDS’ VIEs during the three months ended March 31, 2014.

Advantage Spectrum, Aquinas Wireless and King Street Wireless were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2014.

TDS may agree to make additional capital contributions and/or advances to Advantage Spectrum, Aquinas Wireless or King Street Wireless and/or to their general partners to provide additional funding for the development of licenses granted in various auctions.  TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

10.  Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

	Three Months Ended
	March 31,
	2015	2014
(Dollars in thousands)
Net income attributable to TDS shareholders	$145,740	$18,254
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(486)	(1,010)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchase of U.S. Cellular shares	372	74
Purchase of ownership in subsidiaries from noncontrolling interests	240	-
Net transfers (to) from noncontrolling interests	126	(936)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$145,866	$17,318

11.  Common Share Repurchases

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

Share repurchases made under these authorizations were as follows:

Three Months Ended March 31,	Number of Shares	Average Cost Per Share	Amount
(Dollar amounts and shares in thousands, except per share data)
2015
TDS Common Shares	-	$-	$-
U.S. Cellular Common Shares	66	$34.77	$2,302

2014
TDS Common Shares	158	$24.34	$3,843
U.S. Cellular Common Shares	59	$39.13	$2,300

12.  Business Segment Information

U.S. Cellular and TDS Telecom are billed for all services they receive from TDS, consisting primarily of information processing, accounting and finance, and general management services.  Such billings are based on expenses specifically identified for U.S. Cellular and TDS Telecom and on allocations of common expenses. Management believes the method used to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular and TDS Telecom are reflected in the accompanying business segment information on a basis that is representative of what they would have been if U.S. Cellular and TDS Telecom operated on a stand-alone basis.

Financial data for TDS’ reportable segments for the three month periods ended, or as of March 31, 2015 and 2014, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of March 31, 2015	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Operating revenues
Service	$828,211	$175,691	$43,481	$28,416	$(680)	$246,908	$(2,028)	$1,073,091
Equipment and product sales	137,034	444	88	32,545	-	33,077	8,391	178,502
Total operating revenues	965,245	176,135	43,569	60,961	(680)	279,985	6,363	1,251,593
Cost of services (excluding Depreciation, amortization and accretion reported below)	190,677	62,427	19,948	20,028	(593)	101,810	1,160	293,647
Cost of equipment and products	238,301	563	60	27,130	-	27,753	5,927	271,981
Selling, general and administrative	368,968	45,669	12,625	12,690	(87)	70,897	(1,825)	438,040
Depreciation, amortization and accretion	147,085	42,009	8,719	6,435	-	57,163	2,327	206,575
(Gain) loss on asset disposals, net	4,251	518	682	(70)	-	1,130	(4)	5,377
(Gain) loss on sale of business and other exit costs, net	(111,477)	-	-	-	-	-	(12,306)	(123,783)
(Gain) loss on license sales and exchanges, net	(122,873)	-	-	-	-	-	-	(122,873)
Operating income (loss)	250,313	24,949	1,535	(5,252)	-	21,232	11,084	282,629
Equity in earnings of unconsolidated entities	34,471	4	-	-	-	4	166	34,641
Interest and dividend income	7,566	455	5	14	-	474	345	8,385
Interest expense	(19,964)	301	100	(500)	-	(99)	(13,767)	(33,830)
Other, net	105	(18)	1	(93)	-	(110)	1	(4)
Income (loss) before income taxes	272,491	25,691	1,641	(5,831)	-	21,501	(2,171)	291,821
Income tax expense (benefit) (1)	107,501					8,180	339	116,020
Net income (loss)	164,990					13,321	(2,510)	175,801
Add back:
Depreciation, amortization and accretion	147,085	42,009	8,719	6,435	-	57,163	2,327	206,575
(Gain) loss on asset disposals, net	4,251	518	682	(70)	-	1,130	(4)	5,377
(Gain) loss on sale of business and other exit costs, net	(111,477)	-	-	-	-	-	(12,306)	(123,783)
(Gain) loss on license sales and exchanges, net	(122,873)	-	-	-	-	-	-	(122,873)
Interest expense	19,964	(301)	(100)	500	-	99	13,767	33,830
Income tax expense (benefit) (1)	107,501	-	-	-	-	8,180	339	116,020
Adjusted EBITDA (2)	$209,441	$67,917	$10,942	$1,034	$-	$79,893	$1,613	$290,947

Investments in unconsolidated entities	$304,501	$3,805	$-	$-	$-	$3,805	$35,076	$343,382
Total assets	$6,606,378	$1,366,467	$566,105	$274,690	$-	$2,207,262	$182,598	$8,996,238
Capital expenditures	$66,460	$20,441	$11,626	$4,829	$-	$36,896	$1,281	$104,637

		TDS Telecom

Three Months Ended or as of March 31, 2014	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Operating revenues
Service	$853,613	$176,933	$22,503	$27,376	$(681)	$226,131	$498	$1,080,242
Equipment and product sales	72,198	553	-	35,732	-	36,285	7,237	115,720
Total operating revenues	925,811	177,486	22,503	63,108	(681)	262,416	7,735	1,195,962
Cost of services (excluding Depreciation, amortization and accretion reported below)	180,607	64,400	10,955	16,946	(645)	91,656	3,695	275,958
Cost of equipment and products	270,474	483	-	30,467	-	30,950	5,223	306,647
Selling, general and administrative	395,564	46,520	6,378	14,835	(36)	67,697	408	463,669
Depreciation, amortization and accretion	167,753	42,736	4,361	6,678	-	53,775	3,391	224,919
(Gain) loss on asset disposals, net	1,934	245	65	34	-	344	152	2,430
(Gain) loss on sale of business and other exit costs, net	(6,900)	-	-	-	-	-	-	(6,900)
(Gain) loss on license sales and exchanges, net	(91,446)	-	-	-	-	-	-	(91,446)
Operating income (loss)	7,825	23,102	744	(5,852)	-	17,994	(5,134)	20,685
Equity in earnings of unconsolidated entities	37,075	-	-	-	-	-	252	37,327
Interest and dividend income	884	685	1	20	-	706	896	2,486
Interest expense	(14,862)	664	5	(421)	-	248	(14,093)	(28,707)
Other, net	86	(54)	-	134	-	80	(6)	160
Income (loss) before income taxes	31,008	24,397	750	(6,119)	-	19,028	(18,085)	31,951
Income tax expense (benefit) (1)	12,604					7,545	(8,492)	11,657
Net income (loss)	18,404					11,483	(9,593)	20,294
Add back:
Depreciation, amortization and accretion	167,753	42,736	4,361	6,678	-	53,775	3,391	224,919
(Gain) loss on asset disposals, net	1,934	245	65	34	-	344	152	2,430
(Gain) loss on sale of business and other exit costs, net	(6,900)	-	-	-	-	-	-	(6,900)
(Gain) loss on license sales and exchanges, net	(91,446)	-	-	-	-	-	-	(91,446)
Interest expense	14,862	(664)	(5)	421	-	(248)	14,093	28,707
Income tax expense (benefit) (1)	12,604					7,545	(8,492)	11,657
Adjusted EBITDA (2)	$117,211	$66,714	$5,171	$1,014	$-	$72,899	$(449)	$189,661

Investments in unconsolidated entities	$289,842	$3,807	$-	$-	$-	$3,807	$32,630	$326,279
Total assets	$6,338,334	$1,426,408	$280,891	$313,521	$-	$2,020,820	$390,149	$8,749,303
Capital expenditures	$89,581	$22,898	$6,219	$2,751	$-	$31,868	$1,149	$122,598

(1)	Income tax expense (benefit) is not provided at the individual segment level for Wireline, Cable and HMS. TDS calculates income tax expense for "TDS Telecom Total".

(2)

Adjusted earnings before interest, taxes, depreciation, amortization and accretion (“Adjusted EBITDA”) is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted EBITDA is defined as net income, adjusted for the items set forth in the reconciliation above.  Adjusted EBITDA excludes these items in order to show operating results on a more comparable basis from period to period. From time to time, TDS may also exclude other items from Adjusted EBITDA if such items help reflect operating results on a more comparable basis.  TDS does not intend to imply that any of such items that are excluded are non-recurring, infrequent or unusual; such items may occur in the future.  TDS believes Adjusted EBITDA is a useful measure of TDS’ operating results before significant recurring non-cash charges, discrete gains and losses, and other items as indicated above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 4.8 million wireless customers and 1.2 million wireline and cable connections at March 31, 2015. TDS conducts its wireless operations through its 84%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS provides wireline services, cable services and hosted and managed services, through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

The following discussion and analysis should be read in conjunction with TDS’ interim consolidated financial statements and notes included in Item 1 above, and with the description of TDS’ business, its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014.

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

The following provides historical and forward-looking information and analysis about TDS’ existing business segments. TDS’ business segments reflected in this Form 10-Q for the quarter ended March 31, 2015 are U.S. Cellular, TDS Telecom’s Wireline, Cable, and Hosted and Managed Services (“HMS”) operations.  TDS operations also include the wholly-owned subsidiaries Suttle-Straus, Inc. (“Suttle-Straus”) and Airadigm Communications, Inc. (“Airadigm”).  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 12 — Business Segment Information for summary financial information on each business segment.

U.S. Cellular

In its consolidated operating markets, U.S. Cellular serves approximately 4.8 million customers in 23 states. As of March 31, 2015, U.S. Cellular’s average penetration rate in its consolidated operating markets was 15.0%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to obtain interests in and access to wireless licenses in its current operating markets and in areas that are adjacent to or in close proximity to its other wireless licenses, thereby building contiguous operating market areas with strong spectrum positions.  U.S. Cellular believes that the acquisition of additional licenses within its current operating markets will enhance its network capacity to meet its customers’ increased demand for data services.  In addition, U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights in the three months ended March 31, 2015 included the following:

•         Total customers were 4,775,000 at March 31, 2015, including 4,667,000 retail customers (98% of total).

•         In March 2015, U.S. Cellular completed a license exchange of certain unbuilt PCS licenses for certain other PCS licenses and $117.0 million in cash.  As a result of this transaction, a gain of $125.2 million was recorded in (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.

•         In January 2015, the FCC released the results of Auction 97.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership in Advantage Spectrum, L.P. (“Advantage Spectrum”).  Advantage Spectrum was the provisional winning bidder of 124 licenses for an aggregate winning bid of $338.3 million, after its designated entity discount of 25%.  Advantage Spectrum’s bid amount, less the initial deposit amount of $60.0 million paid in 2014, was paid to the FCC in March 2015.  See Note 6 —  Acquisitions, Divestitures and Exchanges and Note 9 —  Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information.

•         In December 2014, U.S. Cellular entered into an agreement to sell 595 towers outside of its operating markets for $159.0 million in cash.  Concurrently, U.S. Cellular closed on the sale of 236 towers, without tenants, for $10.0 million in cash and received $7.5 million in earnest money. In January 2015, U.S. Cellular closed on the sale of the remaining 359 towers, primarily with tenants and received $141.5 million in additional cash proceeds.  TDS recorded a gain of $119.6 million on this transaction for the three months ended March 31, 2015.  An additional gain of $4.7 million had been recognized at the time of the first closing in December 2014.

•         Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings for equipment installment plans.  In the three months ended March 31, 2015, 39% of total device sales to postpaid customers were made under equipment installment plans.

•         Retail customer net additions were 21,000 in 2015 compared to net losses of 80,000 in 2014.  In the postpaid category, there were net additions of 9,000 in 2015, compared to net losses of 93,000 in 2014.  Postpaid results improved significantly due to effective pricing, promotions and retention programs as well as enhanced device offerings and the resolution of billing system conversion issues.  In the prepaid category, net additions were 12,000 in 2015 compared to net additions of 13,000 in 2014.

•         Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of March 31, 2015.  The postpaid churn rate was 1.5% in 2015 compared to 2.3% in 2014.  The prepaid churn rate was 5.8% in 2015 compared to 6.9% in 2014.

•         Billed average revenue per user (“ARPU”) decreased to $52.29 in 2015 from $53.93 in 2014 reflecting a decrease in postpaid ARPU due to discounts offered on shared data plans for customers on equipment installment plans.  Service revenue ARPU decreased to $58.01 in 2015 from $60.19 in 2014 due primarily to a decrease in postpaid ARPU.

•         Postpaid billed average revenue per account (“ARPA”) increased to $134.94 in 2015 from $132.03 in 2014 due to increased adoption of shared data plans and the increasing number of devices per account.

•         Postpaid handset customers on smartphone service plans increased to 67% as of March 31, 2015 compared to 56% as of March 31, 2014. In addition, smartphones represented 86% of all handsets sold in 2015 compared to 78% in 2014.

•         Retail service revenues of $746.5 million decreased $18.3 million, or 2%, in 2015 due to a decrease in postpaid ARPU.

•         Equipment sales revenues increased by $64.8 million, or 90%, to $137.0 million in 2015 due to higher equipment installment plan sales of smartphones and connected devices.

•         Total operating revenues increased $39.4 million, or 4%, to $965.2 million in 2015 due to higher equipment sales revenues, partially offset by lower retail service revenues and inbound roaming revenues.

•         Total additions to Property, plant and equipment were $66.5 million, including expenditures to deploy fourth generation Long-term Evolution (“4G LTE”) equipment, construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, and enhance billing and other customer management related systems and platforms. Total cell sites in service increased 0.9% year-over-year to 6,219.

•         Operating income increased $242.5 million, to $250.3 million in 2015. A gain on license sales and exchanges, net and a gain on sale of business and other exit costs, net contributed $234.4 million and $98.3 million to operating income in 2015 and 2014, respectively.  Excluding these gains, operating income increased $106.5 million due to lower loss on equipment sold, selling, general and administrative expenses, and depreciation, amortization and accretion expense, which were partially offset by lower service revenues and higher system operations expense.

U.S. Cellular anticipates that its future results may be affected by the following factors:

•         Effects of industry competition on service and equipment pricing;

•         Impacts of selling devices under equipment installment plans, including potential variability in the number of customers choosing to sign an equipment installment contract as well as uncertainties related to the number, timing and realizable value of device trade-ins under equipment installment plans;

•         Uncertainty and variability related to how frequently customers choose to upgrade their devices;

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

•         Rapid growth in the demand for new data devices and services which may result in increased operating expenses and the need for additional investment in spectrum, network capacity and enhancements;

•         Further consolidation among carriers in the wireless industry, which could result in increased competition for customers and/or cause roaming revenues to decline;

•         Uncertainty related to various rulemaking proceedings underway at the Federal Communications Commission (“FCC”);

•         The ability to negotiate satisfactory 4G LTE data roaming agreements with other wireless operators; and

•         The effects of the following:

-       U.S. Cellular completed the migration of its customers to a new Billing and Operational Support System (“B/OSS”) in the third quarter of 2013.  In the fourth quarter of 2014, U.S. Cellular entered into certain arrangements pursuant to which U.S. Cellular now outsources certain support functions for its B/OSS to a third-party vendor.  B/OSS is a complex system and any future operational problems with the system, including any failure by the vendor to provide the required level of service under the outsourcing arrangements, could have adverse effects on U.S. Cellular’s results of operations or cash flows;

-       In September 2014, U.S. Cellular entered into a definitive agreement to sell certain non-operating licenses (“unbuilt licenses”) in exchange for receiving licenses in its operating markets and cash.  The license exchange will be accomplished in two closings.  The first closing occurred in December 2014.  The second closing is expected to occur in the second half of 2015.  See Note 6 —  Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information related to this transaction.

-       In March 2015, U.S. Cellular announced that it would discontinue its loyalty rewards program on September 1, 2015.  As of March 31, 2015, the Company had $95.4 million in deferred revenue related to this program.  On September 1, 2015, any unredeemed rewards points will expire and any deferred revenue balance related to this program will be recognized as operating revenues.  U.S. Cellular is not able to predict at this time the impact this termination will have on redemptions or its future results of operations.

See “Results of Operations—U.S. Cellular.”

TDS Telecom

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

On September 1, 2014, TDS acquired substantially all of the assets of a group of companies operating as BendBroadband, headquartered in Bend, Oregon.  BendBroadband is a full-service communications company, offering an extensive range of broadband, fiber connectivity, cable television and telephone services for commercial and residential customers in Central Oregon.  As part of the agreement, TDS also acquired a cable advertising and broadcast business and a Tier III data center providing colocation and managed services.  The operations of the cable and cable advertising and broadcast businesses are included in the Cable segment.  The operations of the data center are included in the HMS segment.  This acquisition impacts the comparability of TDS Telecom’s operating results.

TDS Telecom’s financial results for the three months ended March 31, 2015 included the following:

•         Operating revenues increased $17.6 million or 7% to $280.0 million in 2015. The increase was due to $21.2 million from acquisitions.

•         Operating expenses increased $14.3 million or 6% to $258.8 million in 2015 due to $17.8 million from acquisitions.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

•         Continued increases in competition from wireless and other wireline providers, cable providers, satellite video providers, fiber overbuilders and technologies such as Voice over Internet Protocol (“VoIP”), DOCSIS 3.0 and further upgrades, and fourth-generation (“4G”) mobile technology;

•         Continued increases in consumer data usage and demand for high-speed data services;

•         Continued declines in Wireline voice connections and wholesale minutes of use;

•         Continued focus on customer retention programs, including discounting for “triple-play” bundles including broadband, video or satellite video and voice;

•         The expansion of Internet Protocol television (“IPTV”) into additional market areas;

•         Continued growth in hosted and managed services which may result in the need for additional investment in data centers;

•         Continued focus on cost-reduction initiatives through product and service cost improvements and process efficiencies;

•         The National Broadband Plan and other rulemaking by the FCC, including uncertainty related to future funding from the Universal Service Fund (“USF”), broadband requirements, intercarrier compensation, changes in access reform and net neutrality; and

•         Potential acquisitions or divestitures by TDS and/or TDS Telecom of wireline, cable, HMS or other businesses.

See “Results of Operations—TDS Telecom.”

REGULATORY MATTERS

The discussion below includes updates related to recent regulatory developments.  These updates should be read in conjunction with the disclosures previously provided under “Regulatory Matters” in TDS’ Form 10-K for the year ended December 31, 2014.

FCC Net Neutrality Order

On February 26, 2015, the FCC adopted an Open Internet Order relating to new net neutrality rules.  The order reclassified high-speed, or broadband, internet access service as a "telecommunication service," making it subject to common carrier regulation under Title II of the Communications Act of 1934.   The order applies equally to fixed and wireless broadband internet service providers and thus applies to internet broadband services provided by telephone, cable and wireless providers.

The rules prohibit (i) blocking (broadband providers may not block access to legal content, applications, services, or non-harmful devices); (ii) throttling (broadband providers may not impair or degrade lawful Internet traffic on the basis of content, applications, services, or non-harmful devices); and (iii) paid prioritization (broadband providers may not favor some lawful internet traffic over other lawful traffic in exchange for consideration, i.e., internet “fast lanes” are prohibited).  Also, internet service providers may not prioritize content and services of their affiliates.  In addition, the FCC has now asserted jurisdiction over internet traffic exchange, so interconnection arrangements will now be subject to a statutory requirement that all charges, practices, classifications, and regulations for and in connection with interconnection must be just and reasonable.  The rules also include a general conduct standard that will be applied on a case-by-case basis to address questionable practices as they occur that unreasonably interfere with or unreasonably disadvantage lawful content, applications, services, or devices to be used by end users (individuals or entities that use a broadband internet access service), or made available by edge providers (individuals or entities that provide any content, application, or service over the internet, and any individual or entity that provides a device used for accessing any content, application, or service over the internet).  Although broadband internet access providers will be allowed to engage in reasonable network management practices, it is uncertain what practices will be permitted by the FCC.  The order also expands the FCC’s current internet transparency rules.

All of these requirements will be subject to FCC enforcement and potential third-party claims for damages or equitable relief.  Under Title II, the FCC will have broad regulatory authority over internet services and internet service providers.  Although the FCC indicated that it will forbear from a number of utility-style regulations, such as rate regulation, tariffs, and unbundling requirements, the FCC could determine to apply such regulations and requirements in the future.  Also, it is uncertain if internet services may be subject to the Federal Universal Service Fund (“USF”) contributions or taxation in the future as a result of the reclassification under Title II.  Lawsuits have been filed and additional lawsuits are expected challenging the net neutrality rules and the FCC’s decision to re-classify broadband internet access service under Title II.  TDS cannot predict the outcome of these proceedings or the impact on its business.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

RESULTS OF OPERATIONS — CONSOLIDATED
				Percentage
Three Months Ended March 31,	2015	2014	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$965,245	$925,811	$39,434	4%
TDS Telecom	279,985	262,416	17,569	7%
All other (1)	6,363	7,735	(1,372)	(18)%
Total operating revenues	1,251,593	1,195,962	55,631	5%
Operating expenses
U.S. Cellular	714,932	917,986	(203,054)	(22)%
TDS Telecom	258,753	244,422	14,331	6%
All other (1) (2)	(4,721)	12,869	(17,590)	>(100)%
Total operating expenses	968,964	1,175,277	(206,313)	(18)%
Operating income
U.S. Cellular	250,313	7,825	242,488	>100%
TDS Telecom	21,232	17,994	3,238	18%
All other (1) (2)	11,084	(5,134)	16,218	>100%
Total operating income	282,629	20,685	261,944	>100%
Other income and (expenses)
Equity in earnings of unconsolidated entities	34,641	37,327	(2,686)	(7)%
Interest and dividend income	8,385	2,486	5,899	>100%
Interest expense	(33,830)	(28,707)	(5,123)	(18)%
Other, net	(4)	160	(164)	>(100)%
Total other income (expenses)	9,192	11,266	(2,074)	(18)%

Income before income taxes	291,821	31,951	259,870	>100%
Income tax expense	116,020	11,657	104,363	>100%

Net income	175,801	20,294	155,507	>100%
Less: Net income attributable to noncontrolling interests, net of tax	30,061	2,040	28,021	>100%
Net income attributable to TDS shareholders	145,740	18,254	127,486	>100%
Preferred dividend requirement	(12)	(12)	-	-
Net income available to common shareholders	$145,728	$18,242	$127,486	>100%

Basic earnings per share attributable to TDS shareholders	$1.35	$0.17	$1.18	>100%

Diluted earnings per share attributable to TDS shareholders	$1.33	$0.16	$1.17	>100%

(1)	Consists of corporate and other operations and intercompany eliminations.

(2)

Compared to U.S. Cellular, TDS recognized an incremental gain of $11.9 million on the tower sale in the three months ended March 31, 2015 as a result of a lower basis in the assets disposed. See Note 6 — Acquisitions, Divestitures and Exchanges  in the Notes to Consolidated Financial Statements for additional information.

Operating revenues and expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating revenues and expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $19.9 million and $21.2 million to Equity in earnings of unconsolidated entities in 2015 and 2014, respectively.

Interest and dividend income

Interest and dividend income increased $5.9 million in 2015 to $8.4 million for the three months ended March 31, 2015. This increase is due to imputed interest income recognized on Equipment Installment Plans. See Note 3 — Equipment Installment Plans in the Notes to the Consolidated Financial Statements for additional information.

Interest expense

The increase in interest expense was due primarily to U.S. Cellular’s issuance of $275 million of 7.25% Senior Notes in December 2014.

Income tax expense

TDS’ future federal income tax liabilities associated with the benefits realized in prior periods from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  There is no federal bonus depreciation deduction allowed for 2015.  Depending on future pretax income levels, TDS’ federal income tax payments could increase in 2015 and remain at a higher level for several years as the amount of TDS’ federal tax depreciation deduction decreases.  This expectation assumes that federal bonus depreciation provisions are not enacted in future periods.  To the extent further federal bonus depreciation provisions are enacted, this expectation would change.  See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for additional discussion of Income tax expense.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income.

	Three Months Ended
	March 31,
	2015	2014
(Dollars in thousands)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$25,209	$3,084
Noncontrolling shareholders’ or partners’	4,852	(1,044)
	$30,061	$2,040

RESULTS OF OPERATIONS — U.S. CELLULAR

TDS provides wireless telephone service through U.S. Cellular, an 84%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Summary Operating Data for U.S. Cellular Consolidated Markets

Following is a table of summarized operating data for U.S. Cellular’s Consolidated Markets.

As of or for Three Months Ended March 31,	2015	2014
Retail Customers
Postpaid
Total at end of period	4,307,000	4,174,000
Gross additions	200,000	197,000
Net additions (losses)	9,000	(93,000)
ARPU(1)	$54.87	$57.59
ARPA(2)	$134.94	$132.03
Churn rate(3)	1.5%	2.3%
Smartphone penetration(4)	66.9%	55.8%
Prepaid
Total at end of period	360,000	356,000
Gross additions	73,000	85,000
Net additions (losses)	12,000	13,000
ARPU(1)	$35.72	$32.22
Churn rate(3)	5.8%	6.9%
Total customers at end of period	4,775,000	4,684,000
Billed ARPU(1)	$52.29	$53.93
Service revenue ARPU(1)	$58.01	$60.19
Smartphones sold as a percent of total handsets sold	85.7%	78.2%
Total Population
Consolidated markets(5)	45,737,000	54,817,000
Consolidated operating markets(5)	31,814,000	31,729,000
Market penetration at end of period
Consolidated markets(6)	10.4%	8.5%
Consolidated operating markets(6)	15.0%	14.8%
Capital expenditures (000s)	$66,460	$89,581
Total cell sites in service	6,219	6,165
Owned towers in service	3,955	4,448

(1)     Average Revenue per User (“ARPU”) metrics are calculated by dividing a revenue base by an average number of customers by the number of months in the period.  These revenue bases and customer populations are shown below:

a.       Postpaid ARPU consists of total postpaid service revenues and postpaid customers.

b.       Prepaid ARPU consists of total prepaid service revenues and prepaid customers.

c.        Billed ARPU consists of total postpaid, prepaid and reseller service revenues and postpaid, prepaid and reseller customers.

d.       Service revenue ARPU consists of total postpaid, prepaid and reseller service revenues, inbound roaming and other service revenues and postpaid, prepaid and reseller customers.

(2)     Average Revenue per Account (“ARPA”) metric is calculated by dividing total postpaid service revenues by the average number of postpaid accounts by the number of months in the period.

(3)     Churn metrics represent the percentage of the postpaid or prepaid customers that disconnect service each month. These metrics represent the average monthly postpaid or prepaid churn rate for each respective period.

(4)     Smartphones represent wireless devices which run on an Android, Apple, BlackBerry or Windows Mobile operating system, excluding connected devices.  Smartphone penetration is calculated by dividing postpaid smartphone customers by total postpaid handset customers.

(5)     The decrease in the population of Consolidated markets is due primarily to the license exchange transactions of certain non-operating licenses in North Carolina in December 2014 and Illinois and Indiana in March 2015.  Total Population is used only to calculate market penetration of consolidated markets and consolidated operating markets, respectively. See footnote (6) below.

(6)     Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas.

Components of Operating Income

Three Months Ended March 31,	2015	2014	Change	Percentage Change
(Dollars in thousands)
Retail service	$746,488	$764,801	$(18,313)	(2)%
Inbound roaming	40,329	50,126	(9,797)	(20)%
Other	41,394	38,686	2,708	7%
Service revenues	828,211	853,613	(25,402)	(3)%
Equipment sales	137,034	72,198	64,836	90%
Total operating revenues	965,245	925,811	39,434	4%

System operations (excluding Depreciation, amortization and accretion reported below)	190,677	180,607	10,070	6%
Cost of equipment sold	238,301	270,474	(32,173)	(12)%
Selling, general and administrative	368,968	395,564	(26,596)	(7)%
Depreciation, amortization and accretion	147,085	167,753	(20,668)	(12)%
(Gain) loss on asset disposals, net	4,251	1,934	2,317	>100%
(Gain) loss on sale of business and other exit costs, net	(111,477)	(6,900)	(104,577)	>100%
(Gain) loss on license sales and exchanges, net	(122,873)	(91,446)	(31,427)	(34)%
Total operating expenses	714,932	917,986	(203,054)	(22)%
Operating income	$250,313	$7,825	$242,488	>100%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming; and (iii) other revenues including amounts received from the Federal USF, tower rental revenue, and revenue from spectrum leases.

Retail service revenues

Retail service revenues decreased by $18.3 million, or 2%, in 2015 to $746.5 million due to a decrease in billed ARPU, partially offset by an increase in U.S. Cellular’s average customer base.

Billed ARPU decreased to $52.29 in 2015 from $53.93 in 2014. This overall decrease is due primarily to a decrease in postpaid ARPU to $54.87 in 2015 from $57.59 in 2014, due to discounts offered on shared data plans for customers on equipment installment plans.

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

Inbound roaming revenues

Inbound roaming revenues decreased by $9.8 million, or 20%, in 2015 to $40.3 million. The decrease was due primarily to a decrease in rates and a decline in both voice volume and data usage.

Other revenues

Other revenues increased by $2.7 million, or 7%, in 2015 compared to 2014 due to an increase in tower rental revenue and revenue from spectrum leases.

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

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices and related accessories to both new and existing customers, as well as revenues from sales of devices to agents. All Equipment sales revenues are recorded net of rebates.

U.S. Cellular offers a competitive line of quality wireless devices to both new and existing customers. U.S. Cellular's customer acquisition and retention efforts include offering new wireless devices to customers at discounted prices. U.S. Cellular also continues to sell wireless devices to agents including national retailers; this practice enables U.S. Cellular to provide better control over the quality of wireless devices sold to its customers, establish roaming preferences and earn quantity discounts from wireless device manufacturers which are passed along to agents and other retailers.

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

Equipment sales revenues increased $64.8 million, or 90%, to $137.0 million in 2015.  The increase is due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans) and an increase in sales of connected devices, partially offset by a decrease in sales of smartphones and feature phones.  Equipment sales revenues in 2015 include $68.0 million related to equipment installment plan sales compared to $3.1 million in 2014.

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

System operations expenses increased $10.1 million, or 6%, to $190.7 million.  Key components of the net change in System operations expenses were as follows:

•         Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $8.7 million, or 22%, due primarily to an increase in data roaming usage.

•         Maintenance, utility and cell site expenses increased $3.4 million, or 4%, driven primarily by costs related to 4G LTE support.

•         Customer usage expenses decreased by $2.0 million, or 4%, driven by lower fees for platform and content providers, partially offset by higher net LTE migration costs.

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

Cost of equipment sold

Cost of equipment sold decreased by $32.2 million, or 12%, to $238.3 million in 2015.  The decrease was driven by a decrease in the average cost per device sold and the impact of selling fewer devices. Average cost per device sold decreased due to lower costs from original equipment manufacturers as well as higher sales volume of lower cost connected devices. Smartphones sold as a percentage of total devices sold were 74% and 73% in 2015 and 2014, respectively.  Total number of devices sold decreased by 15%, due primarily to a decrease in sales of smartphones and feature phones.  Cost of equipment sold in 2015 includes $86.7 million related to equipment installment plan sales compared to $3.3 million in 2014.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $101.3 million and $198.3 million for 2015 and 2014, respectively.  The $97.0 million decrease in loss on equipment was driven by higher equipment installment plan sales which have a lower loss per device.  In addition, lower handset sales contributed to the decline in loss on equipment.  U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as iconic data-centric wireless devices continue to increase in costs and wireless carriers continue to use device availability and pricing as a means of competitive differentiation.  However, U.S. Cellular expects sales of devices under equipment installment plans, and for certain devices such as tablets under non-subsidized plans, will offset loss on equipment to some degree.

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

Key components of the $26.6 million, or 7%, decrease to $369.0 million were as follows:

•         Selling and marketing expense decreased by $9.7 million, or 5%, due primarily to decreases in commissions expenses, partially offset by increases in advertising expenses.

•         General and administrative expense decreased by $16.9 million, or 8%, due primarily to lower consulting expenses related to the billing system conversion and lower outsourcing costs for customer service operations, partially offset by an increase in bad debts expense due primarily to reserves related to expanded equipment installment plans launched in the second quarter of 2014.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion decreased $20.7 million, or 12%, in 2015 to $147.1 million due primarily to the cessation of accelerated depreciation, amortization and accretion in the Divestiture Markets, which was completed in the first quarter of 2014.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2015 and 2014 ($4.3 million and $1.9 million, respectively) due primarily to write-offs and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gain of $111.5 million in 2015 was due primarily to a $107.7 million gain recognized from the sale of towers to a third party which closed in January 2015.  The net gain of $6.9 million in 2014 resulted from the continuing impact of the Divestiture Transaction.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges, net

The net gain of $122.9 million in 2015 was due primarily to the license exchange of certain of U.S. Cellular’s unbuilt PCS licenses for certain other PCS licenses and cash.  The net gain of $91.4 million in 2014 resulted from the sale of the St. Louis area non-operating market license and the license exchange in Milwaukee.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom provides broadband, video and voice telecommunications services and hosted and managed services in three reportable segments: Wireline, Cable and HMS.

On September 1, 2014, TDS acquired substantially all of the assets of BendBroadband, a full-service cable communications company.  As part of the agreement, TDS also acquired a cable advertising and broadcast business and a Tier III data center providing colocation and managed services.  The operations of the cable and cable advertising and broadcast businesses are included in the Cable segment.  The operations of the data center are included in the HMS segment.  This acquisition impacts the comparability of TDS Telecom’s operating results.

The following table summarizes customer connections for TDS Telecom’s Wireline and Cable operations:

As of or for the three months ended March 31,		2015	2014	Change
Wireline
	Residential connections
	Voice (1)	333,400	348,700	(15,300)
	Broadband (2)	229,400	229,000	400
	IPTV (3)	25,600	15,900	9,700
	Wireline residential connections	588,400	593,600	(5,200)

	Total residential revenue per connection (4)	$42.32	$40.79	$1.53

	Commercial connections
	Voice (1)	187,500	212,200	(24,700)
	Broadband (2)	24,300	26,600	(2,300)
	managedIP (5)	143,200	131,000	12,200
	Wireline commercial connections	355,000	369,800	(14,800)

	Total Wireline connections	943,400	963,400	(20,000)

Cable				`
	Cable connections
	Video (6)	109,700	68,700	41,000
	Broadband (7)	112,200	63,000	49,200
	Voice (7)	49,100	17,700	31,400
	Cable connections	271,000	149,400	121,600

(1)	The individual circuit connecting customers to TDS Telecom’s central office facilities.

(2)	The number of customers provided high-capacity data circuits via various technologies, including DSL and dedicated internet circuit technologies.

(3)	The number of customers provided video services using IP networking technology.

(4)	Total residential revenue per connection is calculated by dividing the average residential revenue for the period by the average number of residential connections for the period.

(5)	The number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.

(6)

Generally, a home or business receiving video programming counts as one video connection.  In counting bulk residential or commercial connections, such as an apartment building or a hotel, connections are counted based on the number of units/rooms within the building receiving service.

(7)	Broadband and voice connections reflect billable number of lines into a building for high speed data and voice services, respectively.

TDS Telecom

Components of Operating Income

				Percentage
Three Months Ended March 31,	2015	2014	Change	Change
(Dollars in thousands)
Operating revenues
Wireline	$176,135	$177,486	$(1,351)	(1)%
Cable	43,569	22,503	21,066	94%
HMS	60,961	63,108	(2,147)	(3)%
Intra-company elimination	(680)	(681)	1	-
TDS Telecom operating revenues	279,985	262,416	17,569	7%

Operating expenses
Wireline	151,186	154,384	(3,198)	(2)%
Cable	42,034	21,759	20,275	93%
HMS	66,213	68,960	(2,747)	(4)%
Intra-company elimination	(680)	(681)	1	-
TDS Telecom operating expenses	258,753	244,422	14,331	6%

TDS Telecom operating income	$21,232	$17,994	$3,238	18%

Wireline Operations

Components of Operating Income
				Percentage
Three Months Ended March 31,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues
Residential	$74,686	$72,505	$2,181	3%
Commercial	55,762	57,980	(2,218)	(4)%
Wholesale	45,243	46,448	(1,205)	(3)%
Total service revenues	175,691	176,933	(1,242)	(1)%
Equipment and product sales	444	553	(109)	(20)%
Total operating revenues	176,135	177,486	(1,351)	(1)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	62,427	64,400	(1,973)	(3)%
Cost of equipment and products	563	483	80	17%
Selling, general and administrative	45,669	46,520	(851)	(2)%
Depreciation, amortization and accretion	42,009	42,736	(727)	(2)%
(Gain) loss on asset disposals, net	518	245	273	>100%
Total operating expenses	151,186	154,384	(3,198)	(2)%
Total operating income	$24,949	$23,102	$1,847	8%

Residential revenues, which consist of broadband, video, and voice services to TDS Telecom’s Wireline residential customer base, increased in 2015 as growth in data and IPTV more than offset the decline in legacy voice services.  A 4% increase in average revenue per residential connection driven by price increases for broadband and video services, growth in customers opting for faster broadband speeds and growth in customers selecting higher tier IPTV packages increased revenues $1.4 million. IPTV average connections grew 65% increasing revenues $2.3 million, while legacy voice connections declined by 4% decreasing revenues by $1.4 million.

Commercial revenues, which consist of broadband and voice services and sales and installation of IP-based telecommunication systems to TDS Telecom’s Wireline commercial customer base, decreased in 2015.  Declining legacy voice and data connections reduced revenues $3.7 million, while 9% growth in average managedIP connections increased commercial revenue $1.7 million.

Wholesale revenues, which represent compensation from other carriers for utilizing TDS Telecom’s network infrastructure and regulatory recoveries, decreased in 2015 primarily due to lower rates charged for intra-state compensation.

Cost of services decreased in 2015 primarily due to $3.3 million in reduced costs of provisioning circuits, purchasing unbundled network elements and providing long-distance services, offset by $1.9 million in increased charges related to the growth in IPTV.

Cable Operations

Components of Operating Income
				Percentage
Three Months Ended March 31,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues
Residential	$35,046	$18,253	$16,793	92%
Commercial	8,435	4,250	4,185	98%
Total service revenues	43,481	22,503	20,978	93%
Equipment and product sales	88	-	88	N/M
Total operating revenues	43,569	22,503	21,066	94%

Cost of services (excluding Depreciation, amortization and accretion reported below)	19,948	10,955	8,993	82%
Cost of equipment and products	60	-	60	N/M
Selling, general and administrative	12,625	6,378	6,247	98%
Depreciation, amortization and accretion	8,719	4,361	4,358	100%
(Gain) loss on asset disposals, net	682	65	617	>100%
Total operating expenses	42,034	21,759	20,275	93%
Total operating income	$1,535	$744	$791	>100%

N/M - Not meaningful

Changes in operating revenues and operating expenses in 2015 are due primarily to acquisitions.

HMS Operations

Components of Operating Income (Loss)
				Percentage
Three Months Ended March 31,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues	$28,416	$27,376	$1,040	4%
Equipment and product sales	32,545	35,732	(3,187)	(9)%
Total operating revenues	60,961	63,108	(2,147)	(3)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	20,028	16,946	3,082	18%
Cost of equipment and products	27,130	30,467	(3,337)	(11)%
Selling, general and administrative	12,690	14,835	(2,145)	(14)%
Depreciation, amortization and accretion	6,435	6,678	(243)	(4)%
(Gain) loss on asset disposals, net	(70)	34	(104)	>(100)%
Total operating expenses	66,213	68,960	(2,747)	(4)%
Total operating income (loss)	$(5,252)	$(5,852)	$600	10%

Growth in recurring services including colocation, dedicated hosting, hosted application management and cloud computing services resulted in an increase in Service revenues in 2015.  Equipment and product sales revenues from sales of IT infrastructure hardware solutions decreased in 2015 due to lower spending by existing customers.  There was a corresponding decrease in Cost of equipment and products.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 — Basis of Presentation in the Notes to the Consolidated Financial Statements for information on recent accounting pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

TDS operates a capital- and marketing-intensive business. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The table below and the following discussion summarize TDS' cash flow activities for the three months ended March 31, 2015 and 2014.

	2015	2014
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$355,306	$104,937
Investing activities	(170,275)	(44,479)
Financing activities	(21,812)	(17,562)
Net increase in cash and cash equivalents	$163,219	$42,896

Cash Flows from Operating Activities

Cash flows from operating activities were $355.3 million in 2015 and $104.9 million in 2014.  Working capital factors primarily contributed to increased cash flows from operating activities.  As a result of increased focus by U.S. Cellular to sell through inventory of wireless devices on hand in 2015, inventory levels decreased.  During 2015, TDS received tax refunds of $99.7 million related to an overpayment of 2014 tax estimates and the carryback of its 2014 net operating loss to the 2012 and 2013 tax years.  In addition, income taxes incurred on the sale of towers and on the license exchange in 2015 are not payable until periods after March 31, 2015, resulting in increased income tax payable amounts included in Accrued taxes.  Increases in equipment installment plan receivables had the result of partially offsetting these cash inflows for 2015.

Cash Flows from Investing Activities

Cash flows used in investing activities were $170.3 million in 2015 and $44.5 million in 2014.  This increase in cash outflows was a result of higher levels of cash used for additions to property, plant, and equipment and to acquire licenses partially offset by increased cash flows from divestitures and exchanges.

TDS makes substantial investments to acquire wireless licenses and properties and to construct and upgrade telecommunications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to TDS’ networks.

Cash used for additions to property, plant and equipment totaled $166.5 million in 2015 and $150.9 million in 2014, and is reported in the Consolidated Statement of Cash Flows.

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, in the three months ended March 31, 2015 and 2014 were as follows:

Capital expenditures	2015	2014
(Dollars in thousands)
U.S. Cellular	$66,460	$89,581
TDS Telecom
Wireline	20,441	22,898
Cable	11,626	6,219
HMS	4,829	2,751
TDS Telecom Total	36,896	31,868
Corporate and Other	1,281	1,149
Total	$104,637	$122,598

See "Capital Expenditures" below for additional information on Capital expenditures.

During 2015, a $278.3 million payment was made by Advantage Spectrum L.P. to the FCC for licenses for which it was the provisional winning bidder.  See Note 6 — Acquisitions, Divestitures and Exchanges and Note 9 — Variable Interest Entities (VIEs) in the Notes to Consolidated Financial Statements for additional information.

Cash received from divestitures and exchanges in 2015 and 2014 was as follows.

Cash Received from Divestitures and Exchanges	2015	2014
(Dollars in thousands)
U.S. Cellular licenses	$117,000	$91,789
U.S. Cellular businesses (1)	157,111	11,253
Other	20	-
Total	$274,131	$103,042

(1)	Amount includes cash proceeds received from the sale of 359 towers and reimbursements related to the Divestiture Transaction.

See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these divestitures.

In 2014, TDS realized proceeds of $10.0 million related to the maturities of certain of its investments in U.S. Treasury Notes.

Cash Flows from Financing Activities

Cash flows from financing activities include proceeds from and repayments of long-term debt, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.

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

Three Months Ended March 31,	2015	2014
(Dollars in thousands)
Cash flows from operating activities	$355,306	$104,937
Add: Sprint Cost Reimbursement (1)	15,712	11,254
Less: Cash used for additions to property, plant and equipment	166,461	150,890
Adjusted free cash flow	$204,557	$(34,699)

(1)	See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to the Sprint Cost Reimbursement.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Adjusted free cash flow.

LIQUIDITY

TDS believes that existing cash and investment balances, funds available under its revolving credit facilities and term loan, and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs.  However, these resources may not be adequate to fund all future expenditures that the companies could potentially elect to make such as acquisitions of spectrum licenses in FCC auctions and other acquisition, construction and development programs.  It may be necessary from time to time to increase the size of the existing revolving credit facilities, to put in place new facilities, or to obtain other forms of financing in order to fund these potential expenditures.  To the extent that sufficient funds are not available to TDS or its subsidiaries on terms or at prices acceptable to TDS, it could require TDS to reduce its acquisition, construction and development programs.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At March 31, 2015, the majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

As of March 31, 2015, TDS and U.S. Cellular’s unused capacity under their revolving credit facilities was $399.4 million and $282.5 million, respectively.  These agreements mature in December 2017.  Additionally, U.S. Cellular had $225.0  million in unused capacity under its term loan.  This term loan must be drawn in one or more advances by July 2015; amounts not drawn by that time will cease to be available.  This agreement matures in January 2022.  TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit facilities and term loan.

TDS has, and U.S. Cellular is in the process of renewing, a shelf registration statement on Form S-3 to issue senior or subordinated debt securities.

The proceeds from any of the aforementioned financing facilities are available for general corporate purposes, including spectrum purchases and capital expenditures.

The long-term debt payments due for the remainder of 2015 and the next four years represent less than 1% of the total long-term debt obligation at March 31, 2015.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2015 are expected to be approximately $600 million. These expenditures are expected to be for the following general purposes:

•         Expand and enhance network coverage, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;

•         Continue to deploy 4G LTE technology in certain markets;

•         Expand and enhance the retail store network; and

•         Develop and enhance office systems.

TDS Telecom’s capital expenditures for 2015 are expected to be $220 million.  These expenditures are expected to be for the following general purposes:

•        Maintain and enhance existing infrastructure at Wireline, HMS and Cable;

•        Network upgrades and fiber expansion in Wireline and Cable markets;

•        Success-based spending to sustain managedIP, IPTV, HMS and Cable growth; and

•        Expansion of HMS data center facilities.

TDS plans to finance its capital expenditures program for 2015 using primarily Cash flows from operating activities and, as necessary, existing cash balances and borrowings under its revolving credit agreements, term loan, and/or other long-term debt.

Acquisitions, Divestitures and Exchanges

TDS assesses its business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on investment.  As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications, cable, HMS or other possible businesses.  In addition, TDS may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.  As a result, TDS may be engaged from time to time in negotiations relating to the acquisition, divestiture or exchange of companies, properties, wireless spectrum and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to significant transactions, including expected pre-tax cash proceeds from such transactions in 2015.

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

Common Share Repurchase Programs

In the past year, TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Common Shares, in each case subject to any available repurchase program.  For additional information related to the current TDS and U.S. Cellular repurchase authorizations and repurchases made during 2015 and 2014, see Note 11 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2014 and March 31, 2015 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2014.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2014.  There were no material changes to TDS’ application of critical accounting policies and estimates during the three months ended March 31, 2015.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2014.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2014, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business.

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

•         An inability to attract people of outstanding potential, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.

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

•         Difficulties involving third parties with which TDS does business, including changes in TDS’ relationships with or financial or operational difficulties of key suppliers or independent agents and third party national retailers who market TDS’ services, could adversely affect TDS’ business, financial condition or results of operations.

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

•         Cyber-attacks or other breaches of network or information technology security could have an adverse effect on TDS' business, financial condition or results of operations.

•         The market price of TDS’ Common Shares is subject to fluctuations due to a variety of factors.

•         Changes in facts or circumstances, including new or additional information, could require TDS to record charges in excess of amounts accrued in the financial statements, which could have an adverse effect on TDS’ business, financial condition or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2014 for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.  There have been no material changes to such information since December 31, 2014.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of March 31, 2015.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of March 31, 2015, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures.  As previously disclosed in TDS’ Form 10-K for the year ended December 31, 2014, U.S. Cellular entered into certain arrangements in the latter part of the fourth quarter of 2014 pursuant to which U.S. Cellular now outsources certain support functions for its Billing and Operational Support System (“B/OSS”) to a third-party vendor.  In accordance with this change and effective January 1, 2015, U.S. Cellular is placing reliance on certain third-party controls with respect to the B/OSS environment.  There have been no other changes in internal controls over financial reporting that have occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2014.  There have been no material changes to such information since December 31, 2014.

Item 1A.  Risk Factors.

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2014, may not be the only risks that could affect TDS.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.  Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2014.

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

The maximum dollar value of shares that may yet be purchased under the program was $201.2 million as of March 31, 2015.  There were no purchases made by or on behalf of TDS, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

The following is additional information with respect to the Common Share authorization:

i.         The date the program was announced was August 2, 2013 by Form 8-K.

ii.        The amount approved was up to $250 million in aggregate purchase price of TDS Common Shares.

iii.      The program does not have an expiration date.

iv.      The authorization did not expire during the first quarter of 2015.

v.       TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2015.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the first quarter of 2015 or through the filing date of this Form 10-Q, and had no borrowings outstanding under their revolving credit facilities as of March 31, 2015 or as of the filing date of this Form 10-Q.

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

U.S. Cellular has not borrowed any amounts under its term loan facility in the first quarter of 2015 or through the filing date of this Form 10-Q, and had no borrowings outstanding under its term loan facility as of March 31, 2015 or as of the filing date of this Form 10-Q.

A description of U.S. Cellular’s term loan facility is included under Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated January 21, 2015, and is incorporated by reference herein.

Item 6.  Exhibits.

Exhibit 4.1 — Term Loan Credit Agreement dated as of January 21, 2015 between U.S. Cellular and CoBank ACB, including exhibits, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated January 21, 2015.

Exhibit 10.1 — Form of U.S. Cellular 2013 Long-Term Incentive Plan Stock Option Award Agreement for the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated February 26, 2015.

Exhibit 10.2 — Form of U.S. Cellular 2013 Long-Term Incentive Plan Stock Restricted Stock Unit Award Agreement for the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated February 26, 2015.

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

Exhibit 101.PRE — XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL — XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2014.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2014 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 1, 2015	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	May 1, 2015	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President - Finance and Chief Accounting Officer (principal financial officer and principal accounting officer)

Date:	May 1, 2015	/s/ Douglas W. Chambers
Douglas W. Chambers, Vice President and Controller