Form 10-Q
period 2015-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2015-07-31
CIK 1051512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
[x]						QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

						[x]	[ ]

•  whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

						[x]	[ ]

•  whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[x]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class				Outstanding at June 30, 2015
Common Shares, $0.01 par value				101,363,899 Shares
Series A Common Shares, $0.01 par value				7,196,018 Shares

Part I.  Financial Information

Item 1.  Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2015	2014	2015	2014
Operating revenues
Service	$1,070,650	$1,072,179	$2,143,741	$2,152,421
Equipment and product sales	205,745	164,213	384,247	279,933
Total operating revenues	1,276,395	1,236,392	2,527,988	2,432,354

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	300,152	286,488	593,799	562,446
Cost of equipment and products	298,450	313,011	570,431	619,658
Selling, general and administrative	435,430	470,902	873,470	934,571
Depreciation, amortization and accretion	211,104	204,567	417,679	429,486
(Gain) loss on asset disposals, net	4,752	7,903	10,129	10,333
(Gain) loss on sale of business and other exit costs, net	(5,589)	2,611	(129,372)	(4,289)
(Gain) loss on license sales and exchanges, net	(25)	–	(122,898)	(91,446)
Total operating expenses	1,244,274	1,285,482	2,213,238	2,460,759

Operating income (loss)	32,121	(49,090)	314,750	(28,405)

Investment and other income (expense)
Equity in earnings of unconsolidated entities	35,412	34,790	70,053	72,117
Interest and dividend income	10,117	2,751	18,502	5,237
Interest expense	(33,919)	(27,898)	(67,749)	(56,605)
Other, net	202	50	198	210
Total investment and other income	11,812	9,693	21,004	20,959

Income (loss) before income taxes	43,933	(39,397)	335,754	(7,446)
Income tax expense (benefit)	17,433	(13,671)	133,453	(2,014)
Net income (loss)	26,500	(25,726)	202,301	(5,432)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	3,454	(3,688)	33,515	(1,648)
Net income (loss) attributable to TDS shareholders	23,046	(22,038)	168,786	(3,784)
TDS Preferred dividend requirement	(12)	(12)	(25)	(25)
Net income (loss) available to common shareholders	$23,034	$(22,050)	$168,761	$(3,809)

Basic weighted average shares outstanding	108,484	108,719	108,327	108,853
Basic earnings (loss) per share attributable to TDS shareholders	$0.21	$(0.20)	$1.56	$(0.04)

Diluted weighted average shares outstanding	109,785	108,719	109,380	108,853
Diluted earnings (loss) per share attributable to TDS shareholders	$0.21	$(0.20)	$1.53	$(0.04)

Dividends per share to TDS shareholders	$0.141	$0.134	$0.282	$0.268

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income (loss)	$26,500	$(25,726)	$202,301	$(5,432)
Net change in accumulated other
comprehensive income (loss)
Change in net unrealized gain (loss) on equity
investments	(353)	341	(353)	341
Change in foreign currency translation adjustment	(39)	(17)	(3)	(21)
Change related to retirement plan
Amounts included in net periodic benefit cost for
the period
Amortization of prior service cost	(852)	(911)	(1,704)	(1,822)
Amortization of unrecognized net loss	64	322	129	644
	(788)	(589)	(1,575)	(1,178)
Changes in deferred income taxes	298	224	609	447
Change related to retirement plan, net of tax	(490)	(365)	(966)	(731)
Net change in accumulated other comprehensive	(882)	(41)	(1,322)	(411)
income (loss)
Comprehensive income (loss)	25,618	(25,767)	200,979	(5,843)
Less: Comprehensive income (loss) attributable to	3,454	(3,688)	33,515	(1,648)
noncontrolling interest
Comprehensive income (loss) attributable to	$22,164	$(22,079)	$167,464	$(4,195)
TDS shareholders

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$202,301	$(5,432)
Add (deduct) adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation, amortization and accretion	417,679	429,486
Bad debts expense	54,599	52,098
Stock-based compensation expense	17,949	15,488
Deferred income taxes, net	(40,640)	(33,346)
Equity in earnings of unconsolidated entities	(70,053)	(72,117)
Distributions from unconsolidated entities	27,226	65,569
(Gain) loss on asset disposals, net	10,129	10,333
(Gain) loss on sale of business and other exit costs, net	(129,372)	(4,289)
(Gain) loss on license sales and exchanges, net	(122,898)	(91,446)
Noncash interest expense	1,363	1,014
Other operating activities	(387)	3
Changes in assets and liabilities from operations
Accounts receivable	(17,935)	67,136
Equipment installment plans receivable	(65,124)	(47,971)
Inventory	127,021	38,674
Accounts payable	29,589	(43,132)
Customer deposits and deferred revenues	(7,005)	13,139
Accrued taxes	191,508	1,049
Accrued interest	361	22
Other assets and liabilities	(87,880)	(80,636)
	538,431	315,642

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(359,513)	(339,907)
Cash paid for acquisitions and licenses	(280,710)	(18,681)
Cash received from divestitures and exchanges	291,888	125,905
Cash received for investments	–	10,000
Other investing activities	2,328	3,720
	(346,007)	(218,963)

Cash flows from financing activities
Repayment of long-term debt	(434)	(589)
TDS Common Shares reissued for benefit plans, net of tax payments	9,831	401
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(1,570)	830
Repurchase of TDS Common Shares	–	(20,090)
Repurchase of U.S. Cellular Common Shares	(2,302)	(8,298)
Dividends paid to TDS shareholders	(30,530)	(29,107)
Payment of debt issuance costs	(3,080)	–
Distributions to noncontrolling interests	(5,872)	(482)
Other financing activities	1,181	5,502
	(32,776)	(51,833)

Net increase in cash and cash equivalents	159,648	44,846

Cash and cash equivalents
Beginning of period	471,901	830,014
End of period	$631,549	$874,860

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

 (Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Current assets
Cash and cash equivalents	$631,549	$471,901
Accounts receivable
Due from customers and agents, less allowances of $43,485 and $41,431, respectively	588,085	548,537
Other, less allowances of $1,153 and $1,141, respectively	115,807	135,144
Inventory, net	146,686	273,707
Net deferred income tax asset	92,881	107,686
Prepaid expenses	102,975	86,506
Income taxes receivable	426	113,708
Other current assets	30,480	29,766
	1,708,889	1,766,955

Assets held for sale	22,203	103,343

Investments
Licenses	1,837,792	1,453,574
Goodwill	771,119	771,352
Franchise rights	244,300	244,300
Other intangible assets, net of accumulated amortization of $139,086 and $133,823,
respectively	55,123	64,499
Investments in unconsolidated entities	364,205	321,729
Other investments	465	508
	3,273,004	2,855,962
Property, plant and equipment
In service and under construction	11,203,446	11,194,044
Less: Accumulated depreciation	7,476,991	7,347,919
	3,726,455	3,846,125

Other assets and deferred charges	255,761	334,554

Total assets	$8,986,312	$8,906,939

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2015	2014
Current liabilities
Current portion of long-term debt	$747	$808
Accounts payable	345,747	387,125
Customer deposits and deferred revenues	317,759	324,318
Accrued interest	8,276	7,919
Accrued taxes	121,144	46,734
Accrued compensation	92,994	114,549
Other current liabilities	134,516	181,803
	1,021,183	1,063,256

Liabilities held for sale	–	21,643

Deferred liabilities and credits
Net deferred income tax liability	885,462	941,519
Other deferred liabilities and credits	436,810	430,774

Long-term debt	1,993,429	1,993,586

Commitments and contingencies	–	–

Noncontrolling interests with redemption features	1,178	1,150

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 132,766 shares (7,196 Series A Common and 125,570 Common Shares) and 132,749 shares (7,179 Series A Common and 125,570 Common Shares), respectively
Outstanding 108,559 shares (7,196 Series A Common and 101,363 Common Shares) and 107,899 shares (7,179 Series A Common and 100,720 Common Shares), respectively
Par Value ($.01 per share) $1,327 ($72 Series A Common and $1,255 Common Shares)	1,327	1,327
Capital in excess of par value	2,342,587	2,336,511
Treasury shares at cost:
24,207 and 24,850 Common Shares, respectively	(735,218)	(748,199)
Accumulated other comprehensive income	5,130	6,452
Retained earnings	2,468,070	2,330,187
Total TDS shareholders' equity	4,081,896	3,926,278

Preferred shares	824	824
Noncontrolling interests	565,530	527,909

Total equity	4,648,250	4,455,011

Total liabilities and equity	$8,986,312	$8,906,939

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A			Accumulated
	Common and	Capital in	Treasury	Other		Total TDS		Non
	Common	Excess of	Common	Comprehensive	Retained	Shareholders'	Preferred	controlling	Total
(Dollars in thousands)	Shares	Par Value	Shares	Income (Loss)	Earnings	Equity	Shares	Interests	Equity
December 31, 2014	$1,327	$2,336,511	$(748,199)	$6,452	$2,330,187	$3,926,278	$824	$527,909	$4,455,011
Add (Deduct)
Net income attributable to TDS shareholders	–	–	–	–	168,786	168,786	–	–	168,786
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	27,847	27,847
Net unrealized gain (loss) on equity investments	–	–	–	(353)	–	(353)	–	–	(353)
Change in foreign currency translation adjustment	–	–	–	(3)	–	(3)	–	–	(3)
Change related to retirement plan	–	–	–	(966)	–	(966)	–	–	(966)
TDS Common and Series A Common Share dividends	–	–	–	–	(30,505)	(30,505)	–	–	(30,505)
TDS Preferred dividend requirement	–	–	–	–	(25)	(25)	–	–	(25)
Dividend reinvestment plan	–	1,612	3,755	–	–	5,367	–	–	5,367
Incentive and compensation plans	–	1,166	9,226	–	(373)	10,019	–	–	10,019
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	(2,830)	–	–	–	(2,830)	–	10,007	7,177
Stock-based compensation awards	–	6,262	–	–	–	6,262	–	–	6,262
Tax windfall (shortfall) from stock awards	–	(134)	–	–	–	(134)	–	–	(134)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(233)	(233)
June 30, 2015	$1,327	$2,342,587	$(735,218)	$5,130	$2,468,070	$4,081,896	$824	$565,530	$4,648,250

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A			Accumulated
	Common and	Capital in	Treasury	Other		Total TDS		Non
	Common	Excess of	Common	Comprehensive	Retained	Shareholders'	Preferred	controlling	Total
(Dollars in thousands)	Shares	Par Value	Shares	Income (Loss)	Earnings	Equity	Shares	Interests	Equity
December 31, 2013	$1,327	$2,308,807	$(721,354)	$(569)	$2,529,626	$4,117,837	$824	$551,436	$4,670,097
Add (Deduct)
Net loss attributable to TDS shareholders	–	–	–	–	(3,784)	(3,784)	–	–	(3,784)
Net loss attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	(2,045)	(2,045)
Net unrealized gain on equity investments	–	–	–	341	–	341	–	–	341
Change in foreign currency translation adjustment	–	–	–	(21)	–	(21)	–	–	(21)
Change related to retirement plan	–	–	–	(731)	–	(731)	–	–	(731)
TDS Common and Series A Common Share dividends	–	–	–	–	(29,082)	(29,082)	–	–	(29,082)
TDS Preferred dividend requirement	–	–	–	–	(25)	(25)	–	–	(25)
Repurchase of Common Shares	–	–	(21,096)	–	–	(21,096)	–	–	(21,096)
Dividend reinvestment plan	–	1,470	3,468	–	–	4,938	–	–	4,938
Incentive and compensation plans	–	(314)	1,147	–	–	833	–	–	833
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	(2,224)	–	–	–	(2,224)	–	3,662	1,438
Stock-based compensation awards	–	5,354	–	–	–	5,354	–	–	5,354
Tax windfall (shortfall) from stock awards	–	(578)	–	–	–	(578)	–	–	(578)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(459)	(459)
June 30, 2014	$1,327	$2,312,515	$(737,835)	$(980)	$2,496,735	$4,071,762	$824	$552,594	$4,625,180

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ 84%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”) and TDS’ wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”). In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the 2015 presentation.

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

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 are U.S. Cellular, TDS Telecom’s Wireline, Cable, and Hosted and Managed Services (“HMS”) operations.  TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned subsidiaries Suttle-Straus, Inc. (“Suttle-Straus”) and  Airadigm Communications, Inc. (“Airadigm”).  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 12 — Business Segment Information for summary financial information on each business segment.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of June 30, 2015 and December 31, 2014, and the results of operations and changes in comprehensive income for the three and six months ended June 30, 2015 and 2014 and cash flows and changes in equity for the six months ended June 30, 2015 and 2014. These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers.  ASU 2014-09 has an effective date of January 1, 2017.  However, on July 9, 2015, the FASB affirmed a proposal to defer the effective date for one year to January 1, 2018.  Under this proposal, early adoption as of January 1, 2017 also would be permissible; however, TDS does not intend to adopt early.  TDS is evaluating the effects that adoption of ASU 2014-09 will have on its financial position, results of operations, and disclosures.

On August 27, 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 requires TDS to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt.  TDS is required to adopt the provisions of ASU 2014-15 for the annual period ending December 31, 2016, but early adoption is permitted.  The adoption of ASU 2014-15 will not impact TDS’ financial position or results of operations but may impact future disclosures.

On February 18, 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 simplifies consolidation accounting by reducing the number of consolidation models. Additionally, ASU 2015-02 changes certain criteria for identifying variable interest entities.  TDS is required to adopt the provisions of ASU 2015-02 effective January 1, 2016.  Early adoption is permitted.  TDS expects that certain consolidated subsidiaries that are not defined as variable interest entities under current accounting guidance will be defined as variable interest entities under the provisions of ASU 2015-02.  However, TDS does not expect the adoption of ASU 2015-02 to change the group of entities which TDS is required to consolidate in its financial statements.  Accordingly, TDS does not expect the adoption of ASU 2015-02 to impact its financial position or results of operations.  However, additional disclosures are expected.

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires certain debt issuance costs to be presented in the balance sheet as an offset to the related debt obligation.  TDS is required to apply the provisions of this update effective January 1, 2016 on a retrospective basis.  Early adoption is permitted.  As of June 30, 2015, TDS had $54.8 million in debt issuance costs classified as Other assets and deferred charges that, upon adoption of the new standard, would be reclassified as an offset to Long-term debt.

On July 22, 2015, the FASB issued Accounting Standards Update 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory to be measured at the lower of cost or net realizable value.  TDS is required to adopt ASU 2015-11 on January 1, 2017.  Early adoption is permitted.  TDS is evaluating the effects that adoption of ASU 2015-11 will have on its financial position and results of operations.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $25.2 million and $51.5 million for the three and six months ended June 30, 2015, respectively, and $29.1 million and $60.1 million for the three and six months ended June 30, 2014, respectively.

2.    Fair Value Measurements

As of June 30, 2015 and December 31, 2014, TDS did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

The provisions of GAAP establish a fair value hierarchy that contains three levels for inputs used in fair value measurements.  Level 1 inputs include quoted market prices for identical assets or liabilities in active markets.  Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets.  Level 3 inputs are unobservable.  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile and, therefore, Level 3 assets are not necessarily higher risk than Level 2 or Level 1 assets.

TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	June 30, 2015		December 31, 2014
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$631,549	$631,549	$471,901	$471,901
Long-term debt
Retail	2	1,453,250	1,435,862	1,453,250	1,414,105
Institutional and other	2	537,315	508,127	537,471	518,322

The fair value of Cash and cash equivalents approximates the book value due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 6.95% Senior Notes and 7.25% Senior Notes.  TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter.  TDS estimated the fair value of its Institutional and other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.00% to 7.44% and 0.00% to 7.25% at June 30, 2015 and December 31, 2014, respectively.

3.    Equipment Installment Plans

TDS offers customers the option to purchase certain devices under an equipment installment contract over a period of up to 24 months.  Under certain equipment installment plans, the customer has the right to upgrade to a new device after a specified period of time and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  TDS values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  As of June 30, 2015 and December 31, 2014, the guarantee liability related to these plans was $80.2 million and $57.5 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

TDS equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of greater than twelve months, TDS imputes interest.

The following table summarizes unbilled equipment installment plan receivables as of June 30, 2015 and December 31, 2014.  Such amounts are presented on the Consolidated Balance Sheet as Accounts receivable – customers and agents (short-term portion) and Other assets and deferred charges (long-term portion).

(Dollars in thousands)	June 30, 2015	December 31, 2014
Short-term portion of unbilled equipment installment plan receivables, gross	$208,955	$127,400
Short-term portion of unbilled deferred interest	(19,488)	(16,365)
Short-term portion of unbilled allowance for credit losses	(7,404)	(3,686)
Short-term portion of unbilled equipment installment plan receivables, net	$182,063	$107,349

Long-term portion of unbilled equipment installment plan receivables, gross	$73,548	$89,435
Long-term portion of unbilled deferred interest	(1,136)	(2,791)
Long-term portion of unbilled allowance for credit losses	(5,176)	(6,065)
Long-term portion of unbilled equipment installment plan receivables, net	$67,236	$80,579

TDS assesses the collectability of equipment installment plan receivables based on historical payment experience, account aging and other qualitative factors.  To mitigate credit risk, TDS requires certain customers who desire to purchase equipment under an installment plan to make a down payment.

TDS recorded out-of-period adjustments during the six months ended June 30, 2015 due to errors related to equipment installment plan transactions that were attributable to 2014.  TDS has determined that these adjustments were not material to the prior quarterly or annual periods, and also were not material to the current period or anticipated full year 2015 results.  These equipment installment plan adjustments had the impact of reducing Equipment and product sales revenues by $5.7 million and $6.2 million, and Income before income taxes by $5.3 million and $5.8 million, for the three and six months ended June 30, 2015, respectively.

4.    Income Taxes

TDS’ overall effective tax rate on Income (loss) before income taxes for the three and six months ended June 30, 2015 was 39.7%, and for the three and six months ended June 30, 2014 was 34.7% and 27.0%, respectively.

The lower effective tax rate for the six months ended June 30, 2014 resulted from the relatively low amount of Income (loss) before income taxes in that period, which magnified the effective rate impact of discrete tax expense items.

5.    Earnings Per Share

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

The amounts used in computing earnings (loss) per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(Dollars and shares in thousands, except per share amounts)
Basic earnings (loss) per share attributable to TDS shareholders:
Net income (loss) available to common shareholders of TDS used in basic earnings (loss) per share	$23,034	$(22,050)	$168,761	$(3,809)
Adjustments to compute diluted earnings (loss):
Noncontrolling interest adjustment	(116)	–	(1,214)	(5)
Preferred dividend adjustment	–	–	25	–
Net income (loss) attributable to common shareholders of
TDS used in diluted earnings (loss) per share	$22,918	$(22,050)	$167,572	$(3,814)

Weighted average number of shares used in basic
earnings (loss) per share:
Common Shares	101,296	101,543	101,144	101,682
Series A Common Shares	7,188	7,176	7,183	7,171
Total	108,484	108,719	108,327	108,853

Effects of dilutive securities:
Stock options	896	–	623	–
Restricted stock units	405	–	384	–
Preferred shares	–	–	46	–
Weighted average number of shares used in diluted
earnings (loss) per share	109,785	108,719	109,380	108,853

Basic earnings (loss) per share attributable to TDS
shareholders	$0.21	$(0.20)	$1.56	$(0.04)

Diluted earnings (loss) per share attributable to TDS
shareholders	$0.21	$(0.20)	$1.53	$(0.04)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(Shares in thousands)
Stock options	4,523	8,883	5,304	8,777
Restricted stock units	204	824	104	737
Preferred shares	46	56	–	56

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

These agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  As of June 30, 2015, U.S. Cellular had received a cumulative total of $104.8 million pursuant to the Sprint Cost Reimbursement.  For the six months ended June 30, 2015 and 2014, $23.2 million and $34.1 million, respectively, of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures and exchanges in the Consolidated Statement of Cash Flows.

For the six months ended June 30, 2015 and 2014, as a result of the Divestiture Transaction, U.S. Cellular recognized gains of $5.9 million and $17.7 million, respectively, in (Gain) loss on sale of business and other exit costs, net.  For the three months ended June 30, 2015 and 2014, U.S. Cellular recognized gains of $1.5 million and $10.6 million, respectively.

Other Acquisitions, Divestitures and Exchanges

  In March 2015, U.S. Cellular exchanged certain of its unbuilt PCS licenses for certain other PCS licenses located in U.S. Cellular’s existing operating markets and $117.0 million of cash.  As of the transaction date, the licenses received in the transaction had an estimated fair value, per a market approach, of $43.5 million.  A gain of $125.2 million was recorded in (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations in the first quarter of 2015.
  An FCC auction of AWS-3 spectrum licenses, referred to as Auction 97, ended in January 2015.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership interest in Advantage Spectrum L.P. (“Advantage Spectrum”).  Advantage Spectrum was the provisional winning bidder for 124 licenses for an aggregate winning bid of $338.3 million, after its designated entity discount of 25%.  Advantage Spectrum’s bid amount, less the initial deposit amount of $60.0 million paid in 2014, was paid to the FCC in March 2015.  These licenses are expected to be granted by the FCC during the latter half of 2015.  See Note 9 — Variable Interest Entities for additional information.
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
  In September 2014, U.S. Cellular entered into an agreement with a third party to exchange certain PCS and AWS licenses for certain other PCS and AWS licenses and $28.0 million of cash.  This license exchange was accomplished in two closings.  The first closing occurred in December 2014 at which time U.S. Cellular received licenses with an estimated fair value, per a market approach, of $51.5 million, recorded a $21.7 million gain and recorded an $18.3 million deferred credit in Other current liabilities. The license that was transferred to the counterparty in the second closing had a net book value of $22.2 million and was classified as “Assets held for sale” in the Consolidated Balance Sheet as of June 30, 2015.  The second closing occurred in July 2015.  At the time of the second closing, U.S. Cellular received $28.0 million in cash, recognized the deferred credit from the first closing and recorded a $24.1 million gain on this part of the license exchange.

7.    Intangible Assets

Changes in Licenses at TDS for the six months ended June 30, 2015 are presented below.  There were no significant changes to Franchise rights, Goodwill or other intangible assets during the six months ended June 30, 2015.

Licenses

(Dollars in thousands)
Balance December 31, 2014	$1,453,574
Acquisitions (1)	339,656
Exchanges (2)	43,485
Other	1,077
Balance June 30, 2015	$1,837,792

(1)

Amount includes payments totaling $338.3 million made by Advantage Spectrum to the FCC for licenses in which it was the provisional winning bidder in Auction 97.  See Note 6 — Acquisitions, Divestitures and Exchanges, and Note 9 — Variable Interest Entities for further information.

(2)

Amount represents licenses received in the March 2015 PCS license exchange. See Note 6 — Acquisitions, Divestitures and Exchanges for further information.  Licenses disposed of in the exchange were previously removed from the Licenses balance and reflected in Assets held for sale in the Consolidated Balance Sheet as of December 31, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in thousands)
Revenues	$1,726,558	$1,635,216	$3,460,818	$3,259,900
Operating expenses	1,281,625	1,209,412	2,572,643	2,343,092
Operating income	444,933	425,804	888,175	916,808
Other income, net	(10,873)	378	(6,508)	2,403
Net income	$434,060	$426,182	$881,667	$919,211

9.    Variable Interest Entities

TDS consolidates variable interest entities (VIEs) in which it has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb VIE losses and the right to receive benefits that are significant to the VIE.  TDS reviews these criteria initially at the time it enters into agreements and subsequently when reconsideration events occur.

Consolidated VIEs

 As of June 30, 2015, TDS holds a variable interest in and consolidates the following VIEs under GAAP:

  Advantage Spectrum and Frequency Advantage L.P., the general partner of Advantage Spectrum;
  Aquinas Wireless L.P. (“Aquinas Wireless”); and
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

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30,	December 31,
	2015	2014
(Dollars in thousands)
Assets
Cash and cash equivalents	$2,069	$2,588
Other current assets	211	278
Licenses (1)	651,281	312,977
Property, plant and equipment, net	9,636	10,671
Other assets and deferred charges	150	60,059
Total assets	$663,347	$386,573

Liabilities
Current liabilities	$83	$110
Deferred liabilities and credits	567	622
Total liabilities	$650	$732

(1)	Includes payments totaling $338.3 million made by Advantage Spectrum to the FCC as described below.

Other Related Matters

In March 2015, King Street Wireless made a $60.0 million distribution to its investors.  Of this distribution, $6.0 million was provided to King Street Wireless, Inc. and $54.0 million was provided to U.S. Cellular.

An FCC auction of AWS-3 spectrum licenses, referred to as Auction 97, ended in January 2015.  TDS participated in Auction 97 indirectly through its interest in Advantage Spectrum.  A subsidiary of U.S. Cellular is a limited partner in Advantage Spectrum.  Advantage Spectrum qualified as a “designated entity,” and thereby was eligible for bid credits with respect to spectrum purchased in Auction 97.  Advantage Spectrum was the winning bidder for 124 licenses for an aggregate bid of $338.3 million, after its designated entity discount of 25%.  This amount is classified as Licenses in TDS’ Consolidated Balance Sheet.  Advantage Spectrum’s bid amount, less the initial deposit of $60.0 million paid in 2014, plus certain other charges totaling $2.3 million, were paid to the FCC in March 2015.  To help fund this payment, U.S. Cellular made loans and capital contributions to Advantage Spectrum and Frequency Advantage totaling $280.6 million for the six months ended June 30, 2015.  There were no capital contributions, loans or advances made to TDS’ VIEs during the six months ended June 30, 2014.

Advantage Spectrum, Aquinas Wireless and King Street Wireless were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions. As such, these entities have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2014.

TDS may agree to make additional capital contributions and/or advances to Advantage Spectrum, Aquinas Wireless or King Street Wireless and/or to their general partners to provide additional funding for the development of licenses granted in various auctions.  TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

10.  Noncontrolling Interests

The following schedule discloses the effects of Net income (loss) attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

	Six Months Ended
	June 30,
	2015	2014
(Dollars in thousands)
Net income (loss) attributable to TDS shareholders	$168,786	$(3,784)
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(13,096)	(10,292)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	372	242
Purchase of ownership in subsidiaries from noncontrolling interests	240	–
Net transfers (to) from noncontrolling interests	(12,484)	(10,050)
Change from net income (loss) attributable to TDS and transfers (to) from noncontrolling interests	$156,302	$(13,834)

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

Share repurchases made under these authorizations were as follows:

	Number of	Average Cost
Six Months Ended June 30,	Shares	Per Share	Amount
(Dollar amounts and shares in thousands, except per share data)
2015
TDS Common Shares	–	$–	$–
U.S. Cellular Common Shares	66	$34.77	$2,302

2014
TDS Common Shares	809	$26.09	$21,096
U.S. Cellular Common Shares	212	$40.49	$8,598

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

Financial data for TDS’ reportable segments for the three and six month periods ended, or as of June 30, 2015 and 2014, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of June 30, 2015	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Operating revenues
Services	$824,373	$175,413	$44,545	$29,467	$(1,358)	$248,067	$(1,790)	$1,070,650
Equipment and product sales	151,294	557	70	46,119	–	46,746	7,705	205,745
Total operating revenues	975,667	175,970	44,615	75,586	(1,358)	294,813	5,915	1,276,395
Cost of services (excluding Depreciation, amortization
and accretion expense reported below)	196,276	62,604	19,849	21,954	(1,293)	103,114	762	300,152
Cost of equipment and products	253,671	597	15	38,566	–	39,178	5,601	298,450
Selling, general and administrative	362,971	49,200	13,764	10,969	(65)	73,868	(1,409)	435,430
Depreciation, amortization and accretion	150,581	41,203	8,860	6,573	–	56,636	3,887	211,104
(Gain) loss on asset disposals, net	5,399	1,010	(1,668)	27	–	(631)	(16)	4,752
(Gain) loss on sale of business and other exit costs, net	(1,705)	(3,054)	–	–	–	(3,054)	(830)	(5,589)
(Gain) loss on license sales and exchanges, net	(25)	–	–	–	–	–	–	(25)
Operating income (loss)	8,499	24,410	3,795	(2,503)	–	25,702	(2,080)	32,121
Equity in earnings of unconsolidated entities	35,584	9	–	–	–	9	(181)	35,412
Interest and dividend income	8,969	647	8	9	–	664	484	10,117
Interest expense	(20,154)	290	143	(485)	–	(52)	(13,713)	(33,919)
Other, net	91	(15)	2	107	–	94	17	202
Income (loss) before income taxes	32,989	25,341	3,948	(2,872)	–	26,417	(15,473)	43,933
Income tax expense (benefit) (1)	13,079					10,625	(6,271)	17,433
Net income (loss)	19,910					15,792	(9,202)	26,500
Add back:
Depreciation, amortization and accretion	150,581	41,203	8,860	6,573	–	56,636	3,887	211,104
(Gain) loss on asset disposals, net	5,399	1,010	(1,668)	27	–	(631)	(16)	4,752
(Gain) loss on sale of business and other exit costs, net	(1,705)	(3,054)	–	–	–	(3,054)	(830)	(5,589)
(Gain) loss on license sales and exchanges, net	(25)	–	–	–	–	–	–	(25)
Interest expense	20,154	(290)	(143)	485	–	52	13,713	33,919
Income tax expense (benefit) (1)	13,079					10,625	(6,271)	17,433
Adjusted EBITDA (2)	$207,393	$64,210	$10,997	$4,213	$–	$79,420	$1,281	$288,094

Investments in unconsolidated entities	$325,857	$3,804	$–	$–	$–	$3,804	$34,544	$364,205
Total assets	$6,596,619	$1,351,221	$568,494	$284,067	$–	$2,203,782	$185,911	$8,986,312
Capital expenditures	$133,666	$31,722	$11,926	$9,422	$–	$53,070	$1,864	$188,600

		TDS Telecom
Three Months Ended or as of June 30, 2014	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Operating revenues
Services	$843,473	$180,297	$22,484	$27,575	$(298)	$230,058	$(1,352)	$1,072,179
Equipment and product sales	114,300	431	–	40,361	–	40,792	9,121	164,213
Total operating revenues	957,773	180,728	22,484	67,936	(298)	270,850	7,769	1,236,392
Cost of services (excluding Depreciation, amortization
and accretion expense reported below)	187,131	64,305	11,394	21,301	(249)	96,751	2,606	286,488
Cost of equipment and products	271,978	481	–	33,875	–	34,356	6,677	313,011
Selling, general and administrative	404,252	47,708	6,285	12,376	(49)	66,320	330	470,902
Depreciation, amortization and accretion	148,337	41,827	4,557	6,791	–	53,175	3,055	204,567
(Gain) loss on asset disposals, net	6,893	514	425	44	–	983	27	7,903
(Gain) loss on sale of business and other exit costs, net	(10,511)	–	–	–	–	–	13,122	2,611
Operating income (loss)	(50,307)	25,893	(177)	(6,451)	–	19,265	(18,048)	(49,090)
Equity in earnings of unconsolidated entities	33,120	4	–	–	–	4	1,666	34,790
Interest and dividend income	1,573	490	1	22	–	513	665	2,751
Interest expense	(14,336)	677	30	(439)	–	268	(13,830)	(27,898)
Other, net	100	(95)	–	45	–	(50)	–	50
Income (loss) before income taxes	(29,850)	26,969	(146)	(6,823)	–	20,000	(29,547)	(39,397)
Income tax expense (benefit) (1)	(10,399)					7,962	(11,234)	(13,671)
Net income (loss)	(19,451)					12,038	(18,313)	(25,726)
Add back:
Depreciation, amortization and accretion	148,337	41,827	4,557	6,791	–	53,175	3,055	204,567
(Gain) loss on asset disposals, net	6,893	514	425	44	–	983	27	7,903
(Gain) loss on sale of business and other exit costs, net	(10,511)	–	–	–	–	–	13,122	2,611
Interest expense	14,336	(677)	(30)	439	–	(268)	13,830	27,898
Income tax expense (benefit) (1)	(10,399)	–	–	–	–	7,962	(11,234)	(13,671)
Adjusted EBITDA (2)	$129,205	$68,633	$4,806	$451	$–	$73,890	$487	$203,582

Investments in unconsolidated entities	$270,215	$3,810	$–	$–	$–	$3,810	$34,636	$308,661
Total assets	$6,298,967	$1,408,809	$287,809	$335,680	$–	$2,032,298	$376,404	$8,707,669
Capital expenditures	$143,927	$27,370	$7,181	$10,628	$–	$45,179	$1,575	$190,681

		TDS Telecom
Six Months Ended or as of June 30, 2015	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Operating revenues
Services	$1,652,584	$351,104	$88,026	$57,883	$(2,038)	$494,975	$(3,818)	$2,143,741
Equipment and product sales	288,328	1,001	158	78,664	–	79,823	16,096	384,247
Total operating revenues	1,940,912	352,105	88,184	136,547	(2,038)	574,798	12,278	2,527,988
Cost of services (excluding Depreciation, amortization
and accretion expense reported below)	386,953	125,031	39,797	41,982	(1,886)	204,924	1,922	593,799
Cost of equipment and products	491,972	1,160	75	65,696	–	66,931	11,528	570,431
Selling, general and administrative	731,939	94,869	26,389	23,659	(152)	144,765	(3,234)	873,470
Depreciation, amortization and accretion	297,666	83,212	17,579	13,008	–	113,799	6,214	417,679
(Gain) loss on asset disposals, net	9,650	1,528	(986)	(43)	–	499	(20)	10,129
(Gain) loss on sale of business and other exit costs, net	(113,182)	(3,054)	–	–	–	(3,054)	(13,136)	(129,372)
(Gain) loss on license sales and exchanges, net	(122,898)	–	–	–	–	–	–	(122,898)
Operating income (loss)	258,812	49,359	5,330	(7,755)	–	46,934	9,004	314,750
Equity in earnings of unconsolidated entities	70,055	13	–	–	–	13	(15)	70,053
Interest and dividend income	16,535	1,102	13	23	–	1,138	829	18,502
Interest expense	(40,118)	591	243	(985)	–	(151)	(27,480)	(67,749)
Other, net	196	(33)	3	14	–	(16)	18	198
Income (loss) before income taxes	305,480	51,032	5,589	(8,703)	–	47,918	(17,644)	335,754
Income tax expense (benefit) (1)	120,580					18,805	(5,932)	133,453
Net income (loss)	184,900					29,113	(11,712)	202,301
Add back:
Depreciation, amortization and accretion	297,666	83,212	17,579	13,008	–	113,799	6,214	417,679
(Gain) loss on asset disposals, net	9,650	1,528	(986)	(43)	–	499	(20)	10,129
(Gain) loss on sale of business and other exit costs, net	(113,182)	(3,054)	–	–	–	(3,054)	(13,136)	(129,372)
(Gain) loss on license sales and exchanges, net	(122,898)	–	–	–	–	–	–	(122,898)
Interest expense	40,118	(591)	(243)	985	–	151	27,480	67,749
Income tax expense (benefit) (1)	120,580					18,805	(5,932)	133,453
Adjusted EBITDA (2)	$416,834	$132,127	$21,939	$5,247	$–	$159,313	$2,894	$579,041

Investments in unconsolidated entities	$325,857	$3,804	$–	$–	$–	$3,804	$34,544	$364,205
Total assets	$6,596,619	$1,351,221	$568,494	$284,067	$–	$2,203,782	$185,911	$8,986,312
Capital expenditures	$200,126	$52,163	$23,552	$14,251	$–	$89,966	$3,145	$293,237

		TDS Telecom
Six Months Ended or as of June 30, 2014	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Operating revenues
Services	$1,697,086	$357,230	$44,987	$54,951	$(979)	$456,189	$(854)	$2,152,421
Equipment and product sales	186,498	984	–	76,093	–	77,077	16,358	279,933
Total operating revenues	1,883,584	358,214	44,987	131,044	(979)	533,266	15,504	2,432,354
Cost of services (excluding Depreciation, amortization
and accretion expense reported below)	367,738	128,705	22,349	38,247	(894)	188,407	6,301	562,446
Cost of equipment and products	542,452	964	–	64,342	–	65,306	11,900	619,658
Selling, general and administrative	799,816	94,228	12,663	27,211	(85)	134,017	738	934,571
Depreciation, amortization and accretion	316,090	84,563	8,918	13,469	–	106,950	6,446	429,486
(Gain) loss on asset disposals, net	8,827	759	490	78	–	1,327	179	10,333
(Gain) loss on sale of business and other exit costs, net	(17,411)	–	–	–	–	–	13,122	(4,289)
(Gain) loss on license sales and exchanges, net	(91,446)	–	–	–	–	–	–	(91,446)
Operating income (loss)	(42,482)	48,995	567	(12,303)	–	37,259	(23,182)	(28,405)
Equity in earnings of unconsolidated entities	70,195	4	–	–	–	4	1,918	72,117
Interest and dividend income	2,457	1,175	2	42	–	1,219	1,561	5,237
Interest expense	(29,198)	1,341	35	(860)	–	516	(27,923)	(56,605)
Other, net	186	(149)	–	179	–	30	(6)	210
Income (loss) before income taxes	1,158	51,366	604	(12,942)	–	39,028	(47,632)	(7,446)
Income tax expense (benefit) (1)	2,205					15,508	(19,727)	(2,014)
Net income (loss)	(1,047)					23,520	(27,905)	(5,432)
Add back:
Depreciation, amortization and accretion	316,090	84,563	8,918	13,469	–	106,950	6,446	429,486
(Gain) loss on asset disposals, net	8,827	759	490	78	–	1,327	179	10,333
(Gain) loss on sale of business and other exit costs, net	(17,411)	–	–	–	–	–	13,122	(4,289)
(Gain) loss on license sales and exchanges, net	(91,446)	–	–	–	–	–	–	(91,446)
Interest expense	29,198	(1,341)	(35)	860	–	(516)	27,923	56,605
Income tax expense (benefit) (1)	2,205	–	–	–	–	15,508	(19,727)	(2,014)
Adjusted EBITDA (2)	$246,416	$135,347	$9,977	$1,465	$–	$146,789	$38	$393,243

Investments in unconsolidated entities	$270,215	$3,810	$–	$–	$–	$3,810	$34,636	$308,661
Total assets	$6,298,967	$1,408,809	$287,809	$335,680	$–	$2,032,298	$376,404	$8,707,669
Capital expenditures	$233,508	$50,268	$13,400	$13,379	$–	$77,047	$2,724	$313,279

(1)	Income tax expense (benefit) is not provided at the individual segment level for Wireline, Cable and HMS. TDS calculates income tax expense for “TDS Telecom Total”.

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

13.  Subsequent Events

In January 2015, U.S. Cellular entered into a senior term loan credit facility.  In July 2015, U.S. Cellular borrowed the full amount of $225 million available under this facility.  These funds will be used for general corporate purposes, including working capital, spectrum purchases and capital expenditures.  Amounts borrowed will be due and payable in quarterly installments of $2.8 million beginning in March 2016 through December 2021, and the remaining unpaid balance will be due and payable in January 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 4.8 million wireless customers and 1.2 million wireline and cable connections at June 30, 2015. TDS conducts its wireless operations through its 84%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS provides wireline services, cable services and hosted and managed services through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

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

The following provides historical and forward-looking information and analysis about TDS’ existing business segments. TDS’ business segments reflected in this Form 10-Q for the quarter ended June 30, 2015 are U.S. Cellular, TDS Telecom’s Wireline, Cable, and Hosted and Managed Services (“HMS”) operations.  TDS operations also include the wholly-owned subsidiaries Suttle-Straus, Inc. (“Suttle-Straus”) and Airadigm Communications, Inc. (“Airadigm”).  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 12 — Business Segment Information for summary financial information on each business segment.

U.S. Cellular

In its consolidated operating markets, U.S. Cellular serves approximately 4.8 million customers in 23 states. As of June 30, 2015, U.S. Cellular’s average penetration rate in its consolidated operating markets was 15.0%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to obtain interests in and access to wireless licenses in its current operating markets and in areas that are adjacent to or in close proximity to its other wireless licenses, thereby building contiguous operating market areas with strong spectrum positions.  U.S. Cellular believes that the acquisition of additional licenses within its current operating markets will enhance its network capacity to meet customers’ network performance expectations.  In addition, U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies in its capital and operating costs.

Financial and operating highlights for the six months ended June 30, 2015 included the following:

  Total customers were 4,779,000 at June 30, 2015, including 4,692,000 retail customers (98% of total).
  In March 2015, U.S. Cellular completed a license exchange of certain unbuilt PCS licenses for certain other PCS licenses and $117.0 million in cash.  As a result of this transaction, a gain of $125.2 million was recorded in (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.
  In January 2015, the FCC released the results of Auction 97.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership in Advantage Spectrum, L.P. (“Advantage Spectrum”).  Advantage Spectrum was the provisional winning bidder for 124 licenses for an aggregate winning bid of $338.3 million, after its designated entity discount of 25%.  Advantage Spectrum’s bid amount, less the initial deposit amount of $60.0 million paid in 2014, was paid to the FCC in March 2015.  See Note 6 — Acquisitions, Divestitures and Exchanges and Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.
  In December 2014, U.S. Cellular entered into an agreement to sell 595 towers outside of its operating markets for $159.0 million in cash.  Concurrently, U.S. Cellular closed on the sale of 236 towers, without tenants, for $10.0 million in cash and received $7.5 million in earnest money. In January 2015, U.S. Cellular closed on the sale of the remaining 359 towers, primarily with tenants, and received $141.5 million in additional cash proceeds.  TDS recorded a gain of $119.6 million on this transaction for the six months ended June 30, 2015.  An additional gain of $4.7 million had been recognized at the time of the first closing in December 2014.

  Beginning in the second quarter of 2014, U.S. Cellular expanded its offerings for equipment installment plans.  In the six months ended June 30, 2015, 41% of total devices sold to postpaid customers were made under equipment installment plans.
  Retail customer net additions were 46,000 in 2015 compared to net losses of 110,000 in 2014.  In the postpaid category, there were net additions of 26,000 in 2015, compared to net losses of 119,000 in 2014.  Postpaid results improved significantly due to effective pricing, promotions and retention programs as well as enhanced device offerings and the resolution of billing system conversion issues.  In the prepaid category, net additions were 20,000 in 2015 compared to 9,000 in 2014.
  Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of June 30, 2015.  The postpaid churn rate was 1.4% in 2015 compared to 2.0% in 2014.  The prepaid churn rate was 5.5% in 2015 compared to 6.7% in 2014.
  Billed average revenue per user (“ARPU”) decreased to $51.80 in 2015 from $53.62 in 2014 reflecting a decrease in postpaid ARPU due to discounts offered on shared data plans for customers on equipment installment plans and those providing their own device at the time of activation or renewal.  Service revenue ARPU decreased to $57.79 in 2015 from $60.23 in 2014 due primarily to a decrease in postpaid ARPU.
  Postpaid billed average revenue per account (“ARPA”) increased to $134.39 in 2015 from $131.92 in 2014 due to increased adoption of shared data plans and an increase in the number of devices per account.
  Postpaid handset customers on smartphone service plans increased to 69% as of June 30, 2015 compared to 58% as of June 30, 2014. In addition, smartphones represented 86% of all handsets sold in 2015 compared to 79% in 2014.
  Retail service revenues of $1,481.2 million decreased $29.7 million, or 2%, in 2015 due to a decrease in postpaid ARPU.
  Equipment sales revenues increased by $101.8 million, or 55%, to $288.3 million in 2015 due to additional sales of smartphones under equipment installment plans and higher sales of accessories.
  Total operating revenues increased $57.3 million, or 3%, to $1,940.9 million in 2015 due to higher equipment sales revenues, partially offset by lower retail service revenues and inbound roaming revenues.
  Operating income increased $301.3 million, to $258.8 million in 2015. Gain (loss) on license sales and exchanges, net and Gain (loss) on sale of business and other exit costs, net contributed $236.1 million and $108.9 million to operating income in 2015 and 2014, respectively.  Excluding these gains, operating income increased $174.0 million due to lower loss on equipment sold, selling, general and administrative expenses, and depreciation, amortization and accretion expense, which were partially offset by lower service revenues and higher system operations expense.
  In July 2015, U.S. Cellular borrowed $225 million under a senior term loan credit facility (“Term Loan”).
  Total additions to Property, plant and equipment were $200.1 million, including expenditures to deploy fourth generation Long-term Evolution (“4G LTE”) equipment, construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, and enhance billing and other customer management related systems and platforms. Total cell sites in service increased 0.6% year-over-year to 6,223.

U.S. Cellular anticipates that its future results may be affected by the following factors:

  Effects of industry competition on service and equipment pricing;
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

  Uncertainty related to various Federal Communications Commission (“FCC”) rules and proceedings, and litigation relating thereto;
  The ability to negotiate satisfactory 4G LTE data roaming agreements with additional wireless operators; and
  The effects of the following:
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
  In September 2014, U.S. Cellular entered into a definitive agreement to sell certain non-operating licenses (“unbuilt licenses”) in exchange for receiving licenses in its operating markets and cash.  The license exchange was accomplished in two closings.  The first closing occurred in December 2014.  The second closing occurred in July 2015.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to the Consolidated Financial Statements for additional information related to this transaction.
  In March 2015, U.S. Cellular announced that it would discontinue its loyalty rewards program on September 1, 2015.  At that time, any unredeemed rewards points will expire and any deferred revenue balance related to the program will be recognized as operating revenues.  At this time, U.S. Cellular is unable to predict the impact that termination of the program will have on future redemptions or operating revenues. Redemptions during the six months ended June 30, 2015 totaled $30.1 million, and the deferred revenue balance at June 30, 2015 was $81.1 million.
  U.S. Cellular holds a 5.5% ownership interest in the Los Angeles SMSA Limited Partnership (“LA Partnership”).  U.S. Cellular has been informed by the general partner of the LA Partnership that the LA Partnership will not make a cash distribution in 2015.  U.S. Cellular currently expects that it might receive a cash distribution in the latter half of 2016, although the amount of any such distribution is uncertain.

See “Results of Operations—U.S. Cellular.”

TDS Telecom

TDS Telecom provides wireline and cable broadband, video and voice services to approximately 1.2 million connections in 35 states. The overall strategy for the wireline and cable businesses is to own the best pipe in the market in order to capitalize on data growth and the need for higher broadband speeds.  In addition, TDS Telecom provides a wide range of Information Technology (“IT”) services including colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, sales and management of  IT infrastructure hardware solutions.  TDS Telecom operates in three reportable segments: Wireline, Cable and HMS.

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

On September 1, 2014, TDS acquired substantially all of the assets of a group of companies operating as BendBroadband.  This acquisition impacts the comparability of TDS Telecom’s operating results.

TDS Telecom’s financial results for the six months ended June 30, 2015 included the following:

  Operating revenues increased $41.5 million or 8% to $574.8 million in 2015 due to $42.6 million from acquisitions.
  Operating expenses increased $31.9 million or 6% to $527.9 million in 2015 due to $33.6 million from acquisitions.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

  Continued increases in competition from wireless and other wireline providers, cable providers, satellite video providers, fiber overbuilders and technologies such as Voice over Internet Protocol (“VoIP”), DOCSIS 3.0 and further upgrades, and fourth-generation (“4G”) mobile technology;
  Continued increases in consumer data usage and demand for high-speed data services;
  Continued declines in Wireline voice connections and wholesale minutes of use;
  Continued focus on customer retention programs, including discounting for “triple-play” bundles including broadband, video or satellite video and voice;
  The expansion of Internet Protocol television (“IPTV”) into additional market areas;
  Continued increases in content costs related to video products;
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

FCC Net Neutrality Order

In February 2015, the FCC adopted an Open Internet Order relating to new net neutrality rules.  The rules became effective in June 2015.  The order reclassified high-speed, or broadband, internet access service as a "telecommunication service," making it subject to common carrier regulation under Title II of the Communications Act of 1934.   The order applies equally to fixed and wireless broadband internet service providers and thus applies to internet broadband services provided by telephone, cable and wireless providers.

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

All of these requirements will be subject to FCC enforcement and potential third-party claims for damages or equitable relief.  Under Title II, the FCC will have broad regulatory authority over internet services and internet service providers.  Although the FCC indicated that it will forbear from a number of utility-style regulations, such as rate regulation, tariffs, and unbundling requirements, the FCC could determine to apply such regulations and requirements in the future.  Also, it is uncertain if internet services may be subject to the Federal Universal Service Fund (“USF”) contributions or taxation in the future as a result of the reclassification under Title II.  Lawsuits have been filed challenging the net neutrality rules and the FCC’s decision to reclassify broadband internet access service under Title II.  TDS cannot predict the outcome of these proceedings or the impact on its business.

Changes to FCC’s Designated Entity Rules

TDS participated in prior FCC spectrum auctions through limited partnerships that qualified as “designated entities” under FCC rules and, as such were eligible for bid credit discounts of 25% with respect to licenses won in the auctions.  In July 2015, the FCC adopted a Report and Order that amended the FCC’s designated entity rules.  The amended rules include caps on bid credits that designated entities may receive in future auctions and modify the attribution rules.  The amended rules also restrict certain joint bidding agreements but permit certain other arrangements involving more than one party.  Additionally, the amended rules make certain other changes to the FCC’s competitive bidding rules.  TDS will be evaluating how these amended rules may impact future FCC spectrum auctions and its potential participation through a designated entity.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

RESULTS OF OPERATIONS — CONSOLIDATED

				Percentage
Six Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,940,912	$1,883,584	$57,328	3%
TDS Telecom	574,798	533,266	41,532	8%
All other (1)	12,278	15,504	(3,226)	(21)%
Total operating revenues	2,527,988	2,432,354	95,634	4%
Operating expenses
U.S. Cellular	1,682,100	1,926,066	(243,966)	(13)%
TDS Telecom	527,864	496,007	31,857	6%
All other (1) (2)	3,274	38,686	(35,412)	(92)%
Total operating expenses	2,213,238	2,460,759	(247,521)	(10)%
Operating income (loss)
U.S. Cellular	258,812	(42,482)	301,294	>100%
TDS Telecom	46,934	37,259	9,675	26%
All other (1) (2)	9,004	(23,182)	32,186	>100%
Total operating income (loss)	314,750	(28,405)	343,155	>100%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	70,053	72,117	(2,064)	(3)%
Interest and dividend income	18,502	5,237	13,265	>100%
Interest expense	(67,749)	(56,605)	(11,144)	(20)%
Other, net	198	210	(12)	(6)%
Total investment and other income (expense)	21,004	20,959	45	-

Income (loss) before income taxes	335,754	(7,446)	343,200	>100%
Income tax expense (benefit)	133,453	(2,014)	135,467	>100%

Net income (loss)	202,301	(5,432)	207,733	>100%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	33,515	(1,648)	35,163	>100%
Net income (loss) attributable to TDS shareholders	168,786	(3,784)	172,570	>100%
Preferred dividend requirement	(25)	(25)	–	-
Net income (loss) available to common shareholders	$168,761	$(3,809)	$172,570	>100%

(1)	Consists of corporate and other operations and intercompany eliminations.

(2)

Compared to U.S. Cellular, TDS recognized an incremental gain of $11.9 million on the tower sale in the six months ended June 30, 2015 as a result of a lower basis in the assets disposed. See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.  In 2014, TDS recognized expenses of $13.1 million related to exit and disposal activities due to a License Purchase and Customer Recommendation Agreement between U.S. Cellular and Airadigm.

Operating revenues and expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating revenues and expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $39.3 million and $39.6 million to Equity in earnings of unconsolidated entities in 2015 and 2014, respectively.

Interest and dividend income

Interest and dividend income increased $13.3 million in 2015 to $18.5 million for the six months ended June 30, 2015. This increase is due to imputed interest income recognized on equipment installment plans. See Note 3 — Equipment Installment Plans in the Notes to the Consolidated Financial Statements for additional information.

Interest expense

The increase in interest expense was due primarily to U.S. Cellular’s issuance of $275 million of 7.25% Senior Notes in December 2014.

Income tax expense (benefit)

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for additional discussion of the overall effective tax rate on Income (loss) before income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income.

	Six Months Ended
	June 30,
	2015	2014
(Dollars in thousands)
Net income (loss) attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$28,315	$70
Noncontrolling shareholders’ or partners’	5,200	(1,718)
	$33,515	$(1,648)

RESULTS OF OPERATIONS — U.S. CELLULAR

TDS provides wireless telephone service through U.S. Cellular, an 84%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Summary Operating Data for U.S. Cellular Consolidated Markets

As of or for Six Months Ended June 30,	2015	2014
Retail Customers
Postpaid
Total at end of period	4,324,000	4,148,000
Gross additions	391,000	387,000
Net additions (losses)	26,000	(119,000)
ARPU(1)	$54.24	$57.18
ARPA(2)	$134.39	$131.92
Churn rate(3)	1.4%	2.0%
Smartphone penetration(4)	69.1%	58.4%
Prepaid
Total at end of period	368,000	352,000
Gross additions	138,000	150,000
Net additions	20,000	9,000
ARPU(1)	$35.90	$33.18
Churn rate(3)	5.5%	6.7%
Total customers at end of period	4,779,000	4,653,000
Billed ARPU(1)	$51.80	$53.62
Service revenue ARPU(1)	$57.79	$60.23
Smartphones sold as a percent of total handsets sold	86.2%	78.6%
Total Population
Consolidated markets(5)	45,737,000	54,817,000
Consolidated operating markets(5)	31,814,000	31,729,000
Market penetration at end of period
Consolidated markets(6)	10.4%	8.5%
Consolidated operating markets(6)	15.0%	14.7%
Capital expenditures (000s)	$200,126	$233,508
Total cell sites in service	6,223	6,183
Owned towers in service	3,940	4,457

  Average Revenue per User (“ARPU”) metrics are calculated by dividing a revenue base by an average number of customers by the number of months in the period.  These revenue bases and customer populations are shown below:
    Postpaid ARPU consists of total postpaid service revenues and postpaid customers.
    Prepaid ARPU consists of total prepaid service revenues and prepaid customers.
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

Components of Operating Income (Loss)

				Percentage
Six Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands)
Retail service	$1,481,228	$1,510,918	$(29,690)	(2)%
Inbound roaming	89,373	107,706	(18,333)	(17)%
Other	81,983	78,462	3,521	4%
Service revenues	1,652,584	1,697,086	(44,502)	(3)%
Equipment sales	288,328	186,498	101,830	55%
Total operating revenues	1,940,912	1,883,584	57,328	3%

System operations (excluding Depreciation, amortization and accretion reported below)	386,953	367,738	19,215	5%
Cost of equipment sold	491,972	542,452	(50,480)	(9)%
Selling, general and administrative	731,939	799,816	(67,877)	(8)%
Depreciation, amortization and accretion	297,666	316,090	(18,424)	(6)%
(Gain) loss on asset disposals, net	9,650	8,827	823	9%
(Gain) loss on sale of business and other exit costs, net	(113,182)	(17,411)	(95,771)	>(100)%
(Gain) loss on license sales and exchanges, net	(122,898)	(91,446)	(31,452)	(34)%
Total operating expenses	1,682,100	1,926,066	(243,966)	(13)%
Operating income (loss)	$258,812	$(42,482)	$301,294	>100%

Operating Revenues

Service revenues

Service revenues consist primarily of: (i) charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data products and services, provided to U.S. Cellular’s retail customers and to end users through third party resellers (“retail service”); (ii) charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming; and (iii) amounts received from the Federal Universal Service Fund (“USF”), tower rental revenue, and revenue from spectrum leases.

Retail service revenues

Retail service revenues decreased by $29.7 million, or 2%, in 2015 to $1,481.2 million due to a decrease in billed ARPU, partially offset by an increase in U.S. Cellular’s average customer base.

Billed ARPU decreased to $51.80 in 2015 from $53.62 in 2014. This overall decrease is due primarily to a decrease in postpaid ARPU to $54.24 in 2015 from $57.18 in 2014, due to discounts offered on shared data plans for customers on equipment installment plans and those providing their own device at the time of activation or renewal.

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

Inbound roaming revenues

Inbound roaming revenues decreased by $18.3 million, or 17%, in 2015 to $89.4 million. The decrease was due to lower rates for both voice and data and a decline in voice volume.

Other revenues

Other revenues increased by $3.5 million, or 4%, in 2015 compared to 2014 primarily due to increases in revenue from spectrum leases and revenue share from mobile applications.

Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s current Federal USF support is being phased down at the rate of 20% per year beginning July 1, 2012.  The Phase II Mobility Fund was not operational as of September 2014.  Therefore, as provided by the Reform Order, the phase down is currently suspended and U.S. Cellular will continue to receive 60% of its baseline support until the Phase II Mobility Fund is operational.  Revenues representing amounts received from the Federal USF for the three and six months ended June 30, 2015 were $23.0 million and $46.1 million, respectively.  At this time, U.S. Cellular cannot predict the net effect of the FCC’s changes to the USF high cost support program in the Reform Order.  Accordingly, U.S. Cellular cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Equipment sales revenues

Equipment sales revenues include revenues from sales of wireless devices and related accessories to both new and existing customers, as well as revenues from sales of devices to agents. All Equipment sales revenues are recorded net of estimated rebates.

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

Equipment sales revenues increased $101.8 million, or 55%, to $288.3 million in 2015.  The increase is due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans and a mix shift to smartphones and connected devices) and an increase in sales of accessories, partially offset by a decrease in total unit sales of 12%.  Equipment sales revenues in 2015 include $136.9 million related to equipment installment plan sales compared to $33.6 million in 2014.  See Note 3 — Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional information.

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

System operations expenses increased $19.2 million, or 5%, to $387.0 million.  The primary factor in the overall increase was expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming; these expenses increased $19.5 million, or 24%, due primarily to an increase in data roaming usage.  Changes in other key components of System operations expenses were largely offsetting.

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

Cost of equipment sold

Cost of equipment sold decreased by $50.5 million, or 9%, to $492.0 million in 2015. The decrease was driven primarily by a 12% reduction in the total number of devices sold, partially offset by a slight increase in the average cost per device sold (reflecting the mix shift to smartphones and connected devices) and higher sales of accessories.  Cost of equipment sold in 2015 includes $191.4 million related to equipment installment plan sales compared to $47.4 million in 2014.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $203.6 million and $356.0 million for 2015 and 2014, respectively.  The $152.3 million decrease in loss on equipment was driven by higher equipment installment plan sales which have a lower loss per device.  In addition, lower handset sales contributed to the decline in loss on equipment.  U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as iconic data-centric wireless devices continue to increase in cost and wireless carriers continue to use pricing as a means of competitive differentiation.  However, U.S. Cellular expects sales of devices under equipment installment plans, and certain devices such as tablets under non-subsidized plans, will offset loss on equipment to some degree.

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

Key components of the $67.9 million, or 8%, decrease to $731.9 million were as follows:

  Selling and marketing expense decreased by $16.6 million, or 5%, due primarily to decreases in labor and commissions expenses, partially offset by increases in advertising expenses.
  General and administrative expense decreased by $51.3 million, or 12%, due primarily to lower consulting expenses related to the billing system updates and customer service operations and lower rates for roaming administration.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion decreased $18.4 million, or 6%, in 2015 to $297.7 million due primarily to the cessation of accelerated depreciation, amortization and accretion in the Divestiture Markets, which was completed in the first quarter of 2014.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2015 and 2014 due primarily to write-offs and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gain of $113.2 million in 2015 was due primarily to a $107.7 million gain recognized from the sale of towers to a third party which closed in January 2015.  The net gain of $17.4 million in 2014 resulted from the continuing impact of the Divestiture Transaction.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges, net

The net gain of $122.9 million in 2015 was due primarily to the license exchange of certain of U.S. Cellular’s PCS licenses for certain other PCS licenses and cash.  The net gain of $91.4 million in 2014 resulted from the sale of the St. Louis area non-operating market license and the license exchange in Milwaukee.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

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

The following table summarizes customer connections for TDS Telecom’s Wireline and Cable operations:

As of or for the Six Months Ended June 30,		2015	2014	Change
Wireline
	Residential connections
	Voice (1)	329,000	346,100	(17,100)
	Broadband (2)	231,200	232,700	(1,500)
	IPTV (3)	27,900	18,200	9,700
	Wireline residential connections	588,100	597,000	(8,900)

	Total residential revenue per connection (4)	$42.21	$40.92	$1.29

	Commercial connections
	Voice (1)	181,800	206,200	(24,400)
	Broadband (2)	23,700	26,000	(2,300)
	managedIP (5)	145,100	133,300	11,800
	Wireline commercial connections	350,600	365,500	(14,900)

	Total Wireline connections	938,700	962,500	(23,800)

Cable
	Cable connections
	Video (6)	109,100	69,700	39,400
	Broadband (7)	112,300	63,200	49,100
	Voice (7)	51,500	17,800	33,700
	Cable connections	272,900	150,700	122,200

(1)

The individual circuit connecting customers to TDS Telecom’s central office facilities. The divestiture of certain Wireline companies resulted in a reduction of 4,300 residential connections and 1,300 commercial connections.

(2)

The number of customers provided high-capacity data circuits via various technologies, including DSL and dedicated internet circuit technologies. The divestiture of certain Wireline companies resulted in a reduction of 2,600 residential connections and 200 commercial connections.

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

(7)	Broadband and voice connections reflect billable number of lines into a building for high speed data and voice services, respectively.

TDS Telecom

Components of Operating Income

				Percentage
Six Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands)
Operating revenues
Wireline	$352,105	$358,214	$(6,109)	(2)%
Cable	88,184	44,987	43,197	96%
HMS	136,547	131,044	5,503	4%
Intra-company elimination	(2,038)	(979)	(1,059)	>(100)%
TDS Telecom operating revenues	574,798	533,266	41,532	8%

Operating expenses
Wireline	302,746	309,219	(6,473)	(2)%
Cable	82,854	44,420	38,434	87%
HMS	144,302	143,347	955	1%
Intra-company elimination	(2,038)	(979)	(1,059)	>(100)%
TDS Telecom operating expenses	527,864	496,007	31,857	6%

TDS Telecom operating income	$46,934	$37,259	$9,675	26%

The Wireline business has continued to experience expected secular declines in revenues.  Cable and HMS revenues have increased due to acquisitions and organic growth, and have offset the decline in Wireline revenues.  Excluding the impacts of acquisitions and divestitures, revenues, operating expenses and operating income have remained relatively flat.

Wireline Operations

Components of Operating Income

				Percentage
Six Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues
Residential	$148,962	$145,865	$3,097	2%
Commercial	111,158	115,452	(4,294)	(4)%
Wholesale	90,984	95,913	(4,929)	(5)%
Total service revenues	351,104	357,230	(6,126)	(2)%
Equipment and product sales	1,001	984	17	2%
Total operating revenues	352,105	358,214	(6,109)	(2)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	125,031	128,705	(3,674)	(3)%
Cost of equipment and products	1,160	964	196	20%
Selling, general and administrative	94,869	94,228	641	1%
Depreciation, amortization and accretion	83,212	84,563	(1,351)	(2)%
(Gain) loss on asset disposals, net	1,528	759	769	>100%
(Gain) loss on sale of business and other exit costs, net	(3,054)	–	(3,054)	N/M
Total operating expenses	302,746	309,219	(6,473)	(2)%
Total operating income	$49,359	$48,995	$364	1%

N/M - Not Meaningful

Residential revenues, which consist of broadband, video, and voice services to TDS Telecom’s Wireline residential customer base, increased in 2015 as growth in data and IPTV more than offset the decline in legacy voice services.  A 3% increase in average revenue per residential connection driven by price increases for broadband and video services, growth in customers opting for faster broadband speeds and growth in customers selecting higher tier IPTV packages increased revenues $2.2 million. IPTV average connections grew 60% increasing revenues $4.6 million, while legacy voice connections declined by 4% decreasing revenues by $2.7 million.

Commercial revenues, which consist of broadband and voice services and sales and installation of IP-based telecommunication systems to TDS Telecom’s Wireline commercial customer base, decreased in 2015.  Declining legacy voice and data connections reduced revenues $7.3 million, while 9% growth in average managedIP connections increased commercial revenue $3.3 million.

Wholesale revenues, which represent compensation from other carriers for utilizing TDS Telecom’s network infrastructure and regulatory recoveries, decreased in 2015 due primarily to a $2.7 million reduction in revenues received through inter-state and intra-state regulatory mechanisms and $0.8 million due to a 10% reduction in intra-state minutes-of-use.

Cost of services decreased in 2015 due primarily to $6.5 million in reduced costs of provisioning circuits, purchasing unbundled network elements and providing long-distance services, offset by $3.7 million in increased charges related to the growth in IPTV.

In May 2015, the divestiture of certain wireline companies resulted in a $3.1 million Gain on sale of business and other exit costs, net.

Cable Operations

Components of Operating Income

				Percentage
Six Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues
Residential	$69,959	$36,475	$33,484	92%
Commercial	18,067	8,512	9,555	>100%
Total service revenues	88,026	44,987	43,039	96%
Equipment and product sales	158	–	158	N/M
Total operating revenues	88,184	44,987	43,197	96%

Cost of services (excluding Depreciation, amortization and accretion reported below)	39,797	22,349	17,448	78%
Cost of equipment and products	75	–	75	N/M
Selling, general and administrative	26,389	12,663	13,726	>100%
Depreciation, amortization and accretion	17,579	8,918	8,661	97%
(Gain) loss on asset disposals, net	(986)	490	(1,476)	>(100)%
Total operating expenses	82,854	44,420	38,434	87%
Total operating income	$5,330	$567	$4,763	>100%

N/M - Not Meaningful

Changes in operating revenues and operating expenses in 2015 are due primarily to acquisitions.

HMS Operations

Components of Operating Income (Loss)

				Percentage
Six Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues	$57,883	$54,951	$2,932	5%
Equipment and product sales	78,664	76,093	2,571	3%
Total operating revenues	136,547	131,044	5,503	4%

Cost of services (excluding Depreciation, amortization and accretion reported below)	41,982	38,247	3,735	10%
Cost of equipment and products	65,696	64,342	1,354	2%
Selling, general and administrative	23,659	27,211	(3,552)	(13)%
Depreciation, amortization and accretion	13,008	13,469	(461)	(3)%
(Gain) loss on asset disposals, net	(43)	78	(121)	>(100)%
Total operating expenses	144,302	143,347	955	1%
Total operating income (loss)	$(7,755)	$(12,303)	$4,548	37%

Excluding the impact of acquisitions, growth of 3% in recurring services including colocation, dedicated hosting, hosted application management and cloud computing services resulted in an increase in Service revenues in 2015.  Equipment and product sales revenues from sales of IT infrastructure hardware solutions increased in 2015 due to higher spending by existing customers.  There was a corresponding increase in Cost of equipment and products.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

RESULTS OF OPERATIONS — CONSOLIDATED

				Percentage
Three Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$975,667	$957,773	$17,894	2%
TDS Telecom	294,813	270,850	23,963	9%
All other (1)	5,915	7,769	(1,854)	(24)%
Total operating revenues	1,276,395	1,236,392	40,003	3%
Operating expenses
U.S. Cellular	967,168	1,008,080	(40,912)	(4)%
TDS Telecom	269,111	251,585	17,526	7%
All other (1) (2)	7,995	25,817	(17,822)	(69)%
Total operating expenses	1,244,274	1,285,482	(41,208)	(3)%
Operating income (loss)
U.S. Cellular	8,499	(50,307)	58,806	>100%
TDS Telecom	25,702	19,265	6,437	33%
All other (1) (2)	(2,080)	(18,048)	15,968	88%
Total operating income (loss)	32,121	(49,090)	81,211	>100%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	35,412	34,790	622	2%
Interest and dividend income	10,117	2,751	7,366	>100%
Interest expense	(33,919)	(27,898)	(6,021)	(22)%
Other, net	202	50	152	>100%
Total investment and other income (expense)	11,812	9,693	2,119	22%

Income (loss) before income taxes	43,933	(39,397)	83,330	>100%
Income tax expense (benefit)	17,433	(13,671)	31,104	>100%

Net income (loss)	26,500	(25,726)	52,226	>100%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	3,454	(3,688)	7,142	>100%
Net income (loss) attributable to TDS shareholders	23,046	(22,038)	45,084	>100%
Preferred dividend requirement	(12)	(12)	–	-
Net income (loss) available to common shareholders	$23,034	$(22,050)	$45,084	>100%

(1)	Consists of corporate and other operations and intercompany eliminations.

(2)	In 2014, TDS recognized expenses of $13.1 million related to exit and disposal activities due to a License Purchase and Customer Recommendation Agreement between U.S. Cellular and Airadigm.

Operating Revenues and Expenses

See “Results of Operations — U.S. Cellular” and “Results of Operations — TDS Telecom” below for factors that affected consolidated Operating Revenues and Expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $19.4 million and $18.4 million to Equity in earnings of unconsolidated entities in 2015 and 2014, respectively.

Interest and dividend income

Interest and dividend income increased $7.4 million in 2015 to $10.1 million for the three months ended June 30, 2015. This increase is due to imputed interest income recognized on equipment installment plans. See Note 3 — Equipment Installment Plans in the Notes to the Consolidated Financial Statements for additional information.

Interest expense

The increase in interest expense was due primarily to U.S. Cellular’s issuance of $275 million of 7.25% Senior Notes in December 2014.

Income tax expense (benefit)

See Note 4 — Income Taxes in the Notes to Consolidated Financial Statements for additional discussion of the overall effective tax rate on Income (loss) before income taxes.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain TDS or U.S. Cellular subsidiaries’ net income.

	Three Months Ended
	June 30,
	2015	2014
(Dollars in thousands)
Net income (loss) attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$3,106	$(3,014)
Noncontrolling shareholders’ or partners’	348	(674)
	$3,454	$(3,688)

RESULTS OF OPERATIONS — U.S. CELLULAR

Components of Operating Income (Loss)

				Percentage
Three Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands)
Retail service	$734,740	$746,117	$(11,377)	(2)%
Inbound roaming	49,044	57,580	(8,536)	(15)%
Other	40,589	39,776	813	2%
Service revenues	824,373	843,473	(19,100)	(2)%
Equipment sales	151,294	114,300	36,994	32%
Total operating revenues	975,667	957,773	17,894	2%

System operations (excluding Depreciation, amortization and accretion reported below)	196,276	187,131	9,145	5%
Cost of equipment sold	253,671	271,978	(18,307)	(7)%
Selling, general and administrative	362,971	404,252	(41,281)	(10)%
Depreciation, amortization and accretion	150,581	148,337	2,244	2%
(Gain) loss on asset disposals, net	5,399	6,893	(1,494)	(22)%
(Gain) loss on sale of business and other exit costs, net	(1,705)	(10,511)	8,806	84%
(Gain) loss on license sales and exchanges, net	(25)	–	(25)	N/M
Total operating expenses	967,168	1,008,080	(40,912)	(4)%
Operating income (loss)	$8,499	$(50,307)	$58,806	>100%

N/M - Not meaningful

Operating Revenues

Retail service revenues

Retail service revenues decreased by $11.4 million, or 2%, in 2015 to $734.7 million due to a decrease in billed ARPU, partially offset by an increase in U.S. Cellular’s average customer base.

Billed ARPU decreased to $51.29 in 2015 from $53.36 in 2014 due primarily to a decrease in postpaid ARPU to $53.62 in 2015 from $56.82 in 2014, due to discounts offered on shared data plans for customers on equipment installment plans and those providing their own device at the time of activation or renewal.

Inbound roaming revenues

Inbound roaming revenues decreased by $8.5 million, or 15%, in 2015 to $49.0 million. The decrease was due to lower rates for both voice and data and a decline in voice volume.

Other revenues

Other revenues increased by $0.8 million, or 2%, in 2015 compared to 2014 due to increases in revenue from spectrum leases and revenue share from mobile applications.

Equipment sales revenues

Equipment sales revenues increased $37.0 million, or 32%, to $151.3 million in 2015.  The increase is due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans and a mix shift to smartphones and connected devices) and an increase in sales of accessories, partially offset by a decrease in total unit sales of 10%.  Equipment sales revenues in 2015 include $68.9 million related to equipment installment plan sales compared to $30.5 million in 2014.  See Note 3 — Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional information.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

System operations expenses increased $9.1 million, or 5%, to $196.3 million.  The primary factor in the overall increase was expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming; these expenses increased $10.8 million, or 25%, due primarily to an increase in data roaming usage.  Changes in other key components of System operations expenses were largely offsetting.

Cost of equipment sold

Cost of equipment sold decreased by $18.3 million, or 7%, to $253.7 million in 2015. The decrease was driven primarily by a 10% decrease in the total number of devices sold, partially offset by a slight increase in the average cost per device sold (reflecting the mix shift to smartphones and connected devices) and higher sales of accessories.  Cost of equipment sold in 2015 includes $104.7 million related to equipment installment plan sales compared to $44.1 million in 2014.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $102.4 million and $157.7 million for 2015 and 2014, respectively.  The $55.3 million decrease in loss on equipment was driven by higher equipment installment plan sales which have a lower loss per device.  In addition, lower handset sales contributed to the decline in loss on equipment.

Selling, general and administrative expenses

Key components of the $41.3 million, or 10%, decrease to $363.0 million were as follows:

  Selling and marketing expense decreased by $6.9 million, or 4%, due primarily to decreases in labor and commissions, partially offset by increases in advertising expenses.
  General and administrative expense decreased by $34.4 million, or 15%, due primarily to lower consulting expenses related to the billing system updates and customer service operations, lower rates for roaming administration and a decrease in bad debts expense.

(Gain) loss on sale of business and other exit costs, net

The net gains of $1.7 million in 2015 and $10.5 million in 2014 were due primarily to the continuing impact of the Divestiture Transaction.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS – TDS TELECOM

TDS Telecom

Components of Operating Income

				Percentage
Three Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands)
Operating revenues
Wireline	$175,970	$180,728	$(4,758)	(3)%
Cable	44,615	22,484	22,131	98%
HMS	75,586	67,936	7,650	11%
Intra-company elimination	(1,358)	(298)	(1,060)	>(100)%
TDS Telecom operating revenues	294,813	270,850	23,963	9%

Operating expenses
Wireline	151,560	154,835	(3,275)	(2)%
Cable	40,820	22,661	18,159	80%
HMS	78,089	74,387	3,702	5%
Intra-company elimination	(1,358)	(298)	(1,060)	>(100)%
TDS Telecom operating expenses	269,111	251,585	17,526	7%

TDS Telecom operating income	$25,702	$19,265	$6,437	33%

The Wireline business has continued to experience expected secular declines in revenues.  Cable and HMS revenues have increased due to acquisitions and organic growth, and have offset the decline in Wireline revenues.  Excluding the impacts of acquisitions and divestitures, revenues, operating expenses and operating income have remained relatively flat.

Wireline Operations

Components of Operating Income

				Percentage
Three Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues
Residential	$74,277	$73,360	$917	1%
Commercial	55,395	57,472	(2,077)	(4)%
Wholesale	45,741	49,465	(3,724)	(8)%
Total service revenues	175,413	180,297	(4,884)	(3)%
Equipment and product sales	557	431	126	29%
Total operating revenues	175,970	180,728	(4,758)	(3)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	62,604	64,305	(1,701)	(3)%
Cost of equipment and products	597	481	116	24%
Selling, general and administrative	49,200	47,708	1,492	3%
Depreciation, amortization and accretion	41,203	41,827	(624)	(1)%
(Gain) loss on asset disposals, net	1,010	514	496	96%
(Gain) loss on sale of business and other exit costs, net	(3,054)	–	(3,054)	N/M
Total operating expenses	151,560	154,835	(3,275)	(2)%
Total operating income	$24,410	$25,893	$(1,483)	(6)%

N/M - Not Meaningful

Residential revenues increased in 2015 as growth in data and IPTV more than offset the decline in legacy voice services.  IPTV average connections grew 56% increasing revenues $2.3 million, while legacy voice connections declined by 4% decreasing revenues by $1.3 million.

Commercial revenues decreased in 2015 as declining legacy voice and data connections reduced revenues $3.6 million, while 9% growth in average managedIP connections increased commercial revenues $1.6 million.

Wholesale revenues decreased $2.0 million due to a reduction in revenues received through inter-state and intra-state regulatory recovery mechanisms and $0.6 million due to a reduction in intra-state minutes-of-use.

Cost of services decreased in 2015 due primarily to $3.3 million in reduced costs of provisioning circuits, purchasing unbundled network elements and providing long-distance services, offset by $1.8 million in increased charges related to the growth in IPTV.

In May 2015, the divestiture of certain wireline companies resulted in a $3.1 million Gain on sale of business and other exit costs, net.

Cable Operations

Components of Operating Income

				Percentage
Three Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues
Residential	$34,913	$18,222	$16,691	92%
Commercial	9,632	4,262	5,370	>100%
Total service revenues	44,545	22,484	22,061	98%
Equipment and product sales	70	–	70	N/M
Total operating revenues	44,615	22,484	22,131	98%

Cost of services (excluding Depreciation, amortization and accretion reported below)	19,849	11,394	8,455	74%
Cost of equipment and products	15	–	15	N/M
Selling, general and administrative	13,764	6,285	7,479	>100%
Depreciation, amortization and accretion	8,860	4,557	4,303	94%
(Gain) loss on asset disposals, net	(1,668)	425	(2,093)	>(100)%
Total operating expenses	40,820	22,661	18,159	80%
Total operating income (loss)	$3,795	$(177)	$3,972	>100%

N/M - Not Meaningful

Changes in operating revenues and operating expenses in 2015 are due primarily to acquisitions.

HMS Operations

Components of Operating Income

				Percentage
Three Months Ended June 30,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues	$29,467	$27,575	$1,892	7%
Equipment and product sales	46,119	40,361	5,758	14%
Total operating revenues	75,586	67,936	7,650	11%

Cost of services (excluding Depreciation, amortization and accretion reported below)	21,954	21,301	653	3%
Cost of equipment and products	38,566	33,875	4,691	14%
Selling, general and administrative	10,969	12,376	(1,407)	(11)%
Depreciation, amortization and accretion	6,573	6,791	(218)	(3)%
(Gain) loss on asset disposals, net	27	44	(17)	(39)%
Total operating expenses	78,089	74,387	3,702	5%
Total operating income (loss)	$(2,503)	$(6,451)	$3,948	61%

Excluding the impact of acquisitions, growth of 3% in recurring services including colocation, dedicated hosting, hosted application management and cloud computing services resulted in an increase in Service revenues in 2015.  Equipment and product sales revenues from sales of IT infrastructure hardware solutions increased in 2015 due to higher spending by existing customers.  There was a corresponding increase in Cost of equipment and products.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

TDS operates a capital- and marketing-intensive business. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The table below and the following discussion summarize TDS' cash flow activities for the six months ended June 30, 2015 and 2014.

	2015	2014
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$538,431	$315,642
Investing activities	(346,007)	(218,963)
Financing activities	(32,776)	(51,833)
Net increase in cash and cash equivalents	$159,648	$44,846

Cash Flows from Operating Activities

An increase in cash flows from operating activities was due primarily to working capital factors.  These factors included a $190.5 million change in accrued taxes attributable to changes in income tax payments and refunds, as well as changes in current tax expense.  With regard to payments and refunds, TDS received income tax refunds, net of payments, of $24.9 million in 2015 whereas TDS paid income taxes, net of refunds, of $27.7 million in 2014.  TDS recorded current income tax expense of $170.1 million and $31.3 million in 2015 and 2014, respectively.  The $138.8 million increase is largely attributable to current tax accrued on the sale and exchange of certain PCS licenses, as well as the sale of towers in 2015.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.  The working capital factors also included a significant reduction of inventory, which resulted in a cash flow increase of $88.3 million.

U.S. Cellular holds a 5.5% interest in the LA Partnership.  U.S. Cellular has been informed by the general partner of the LA Partnership that, in connection with the acquisition of a spectrum license covering the LA Partnership’s market in FCC Auction 97, the LA Partnership will not make a cash distribution in 2015.  Notwithstanding the lack of a cash distribution, U.S. Cellular will be obligated to make tax payments on its share of any taxable income reported by the LA Partnership in 2015 and beyond.  U.S. Cellular currently expects that it might receive a cash distribution in the latter half of 2016, although the amount of any such distribution is uncertain.  During the six months ended June 30, 2014 and the twelve months ended December 31, 2014, U.S. Cellular received cash distributions of $35.8 million and $60.5 million, respectively, from the LA Partnership.

TDS’ future federal income tax liabilities associated with the benefits realized in prior periods from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  Currently, there is no federal bonus depreciation deduction allowed for 2015 and future periods.  Therefore, depending on TDS’ future pretax income levels, TDS’ federal income tax payments could increase in 2015 and remain at a higher level for several years as the amount of TDS’ federal tax depreciation deductions decrease.  This expectation of potentially higher federal income tax payments in 2015 and subsequent years assumes that federal bonus depreciation provisions are not enacted in 2015 or future periods.  To the extent further federal bonus depreciation provisions are enacted, this expectation would change.

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

Cash used for additions to property, plant and equipment totaled $359.5 million in 2015 and $339.9 million in 2014, and is reported in the Consolidated Statement of Cash Flows.

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, in the six months ended June 30, 2015 and 2014 were as follows:

Capital expenditures	2015	2014
(Dollars in thousands)
U.S. Cellular	$200,126	$233,508
TDS Telecom
Wireline	52,163	50,268
Cable	23,552	13,400
HMS	14,251	13,379
TDS Telecom Total	89,966	77,047
Corporate and Other	3,145	2,724
Total	$293,237	$313,279

See “Capital Expenditures” below for additional information on Capital expenditures.

During 2015, a $278.3 million payment was made by Advantage Spectrum L.P. to the FCC for licenses for which it was the provisional winning bidder.  See Note 6 — Acquisitions, Divestitures and Exchanges and Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Cash received from Divestitures and Exchanges, which is a component of cash flows from investing activities in the Consolidated Statement of Cash Flows, is shown below.

	2015	2014
(Dollars in thousands)
U.S. Cellular licenses	$117,000	$91,789
U.S. Cellular businesses (1)	164,573	34,116
TDS Telecom wireline businesses	10,295	–
Other	20	–
Total	$291,888	$125,905

(1)	Amount includes cash proceeds received from the sale of 359 towers and reimbursements related to the Divestiture Transaction.

See Note 6— Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these divestitures.

In 2014, TDS realized proceeds of $10.0 million related to the maturities of certain of its investments in U.S. Treasury Notes.

Cash Flows from Financing Activities

Cash flows from financing activities include proceeds from and repayments of long-term debt, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.  In July 2015, U.S. Cellular borrowed $225 million on its Term Loan.  See “Financing” section below for additional discussion.

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

Six Months Ended June 30,	2015	2014
(Dollars in thousands)
Cash flows from operating activities	$538,431	$315,642
Add: Sprint Cost Reimbursement (1)	23,174	34,116
Less: Cash used for additions to property, plant and equipment	359,513	339,907
Adjusted free cash flow	$202,092	$9,851

(1)	See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to the Sprint Cost Reimbursement.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Adjusted free cash flow.

LIQUIDITY

TDS believes that existing cash and investment balances, funds available under its revolving credit facilities and Term Loan, and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs.  However, these resources may not be adequate to fund all future expenditures that the companies could potentially elect to make such as acquisitions of spectrum licenses in FCC auctions and other acquisition, construction and development programs.  It may be necessary from time to time to increase the size of the existing revolving credit facilities, to put in place new credit facilities, or to obtain other forms of financing in order to fund these potential expenditures.  To the extent that sufficient funds are not available to TDS or its subsidiaries on terms or at prices acceptable to TDS, it could require TDS to reduce its acquisition, capital expenditure, business development and share repurchase programs.

TDS cannot provide assurances that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur. Economic conditions, changes in financial markets, TDS financial performance and/or prospects or other factors could restrict TDS’ liquidity and availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its acquisition, capital expenditure, business development and share repurchase programs. Such reductions could have a material adverse effect on TDS’ business, financial condition or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At June 30, 2015, the majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

As of June 30, 2015, TDS and U.S. Cellular’s unused capacity under their revolving credit facilities was $399.4 million and $282.5 million, respectively.  These agreements mature in December 2017.  Additionally, U.S. Cellular had $225 million in unused capacity under its Term Loan as of June 30, 2015.  In July 2015, U.S. Cellular borrowed $225 million on the Term Loan.  Amounts borrowed under the Term Loan will be due and payable in quarterly installments of $2.8 million beginning in March 2016 through December 2021, and the remaining unpaid balance will be due and payable in January 2022.  TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit facilities and Term Loan.

TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.

The proceeds from any of the aforementioned financing facilities are available for general corporate purposes, including spectrum purchases and capital expenditures.

The long-term debt payments due for the remainder of 2015 and the next four years represent less than 1% of TDS’ total long-term debt obligation measured as of June 30, 2015.  Including the $225 million Term Loan drawn in July 2015, the long-term debt payments due for the remainder of 2015 and the next four years represent less than 3% of TDS’ total long-term debt obligation.

Capital Expenditures

U.S. Cellular’s capital expenditures for 2015 are expected to be approximately $600 million. These expenditures are expected to be for the following general purposes:

  Expand and enhance network coverage, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;
  Continue to deploy 4G LTE technology in certain markets;
  Expand and enhance the retail store network; and
  Develop and enhance office systems.

TDS Telecom’s capital expenditures for 2015 are expected to be $220 million.  These expenditures are expected to be for the following general purposes:

  Maintain and enhance existing infrastructure at Wireline, HMS and Cable;
  Network upgrades and fiber expansion in Wireline and Cable markets;
  Success-based spending to sustain managedIP, IPTV, HMS and Cable growth; and
  Expansion of HMS data center facilities.

TDS plans to finance its capital expenditures program for 2015 using primarily Cash flows from operating activities and, as necessary, existing cash balances and borrowings under its revolving credit agreements and/or other long-term debt.

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

Variable Interest Entities

TDS consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless L.P. Aquinas Wireless L.P. has not yet developed long-term business plans.  Advantage Spectrum L.P. will develop its long-term business plans after it is granted licenses by the FCC.  The licenses are expected to be granted by the FCC during the latter half of 2015.

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

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2014 and June 30, 2015 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2014.  U.S. Cellular borrowed $225 million under the Term Loan in July 2015.  See Note 13 — Subsequent Events in the Notes to Consolidated Financial Statements for additional information.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2014.  There were no material changes to TDS’ application of critical accounting policies and estimates during the six months ended June 30, 2015.

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
  Complexities associated with deploying new technologies present substantial risk.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2014 for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt. There have been no material changes to such information since December 31, 2014.  U.S. Cellular borrowed $225 million under the Term Loan in July 2015.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2015.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2015, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures.  As previously disclosed in TDS’ Form 10-K for the year ended December 31, 2014, U.S. Cellular entered into certain arrangements in the latter part of the fourth quarter of 2014 pursuant to which U.S. Cellular now outsources certain support functions for its Billing and Operational Support System (“B/OSS”) to a third-party vendor.  In accordance with this change and effective January 1, 2015, U.S. Cellular is placing reliance on certain third-party controls with respect to the B/OSS environment.  There have been no other changes in internal controls over financial reporting that have occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

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

The maximum dollar value of shares that may yet be purchased under the program was $201.2 million as of June 30, 2015.  There were no purchases made by or on behalf of TDS, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

The following is additional information with respect to the Common Share authorization:

  The date the program was announced was August 2, 2013 by Form 8-K.
  The amount approved was up to $250 million in aggregate purchase price of TDS Common Shares.
  The program does not have an expiration date.
  The authorization did not expire during the second quarter of 2015.
  TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2015.

Item 5.  Other Information.

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any amounts under their revolving credit facilities in the second quarter of 2015 or through the filing date of this Form 10-Q, and had no borrowings outstanding under their revolving credit facilities as of June 30, 2015 or as of the filing date of this Form 10-Q.

A description of TDS’ revolving credit facility is included in TDS’ Current Report on Form 8-K dated December 17, 2010, as such description is amended by Item 1.01 in TDS’ Current Report on Form 8-K dated July 24, 2014, and is incorporated by reference herein.

A description of U.S. Cellular’s revolving credit facility is included in U.S. Cellular’s Current Report on Form 8-K dated December 17, 2010, as such description is amended by Item 1.01 in U.S. Cellular’s Current Report on Form 8-K dated July 24, 2014, and is incorporated by reference herein.

U.S. Cellular did not borrow any amounts under its term loan facility and did not have any amounts outstanding under this facility in the second quarter of 2015.  However, during July 2015, U.S. Cellular borrowed $225 million under this facility.

A description of U.S. Cellular’s term loan facility is included in U.S. Cellular’s Current Report on Form 8-K dated January 21, 2015, as amended July 20, 2015, and is incorporated by reference herein.

Item 6.  Exhibits.

Exhibit 3.1— Restated Bylaws of TDS effective March 19, 2015, are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated March 19, 2015.

Exhibit 4.1 — Restated Bylaws of TDS are hereby incorporated by reference to Exhibit 3.1 above.

Exhibit 4.2 — Term Loan Credit Agreement dated as of January 21, 2015 between U.S. Cellular and CoBank ACB, including exhibits, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated January 21, 2015.

Exhibit 10.1 — Form of TDS 2011 Long-Term Incentive Plan Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated May 1, 2015.

Exhibit 10.2 — Form of TDS 2011 Long-Term Incentive Plan Stock Restricted Stock Unit Award Agreement, is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated May 1, 2015.

Exhibit 10.3 — Form of U.S. Cellular 2013 Long-Term Incentive Plan Stock Option Award Agreement for the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated February 26, 2015.

Exhibit 10.4 — Form of U.S. Cellular 2013 Long-Term Incentive Plan Stock Restricted Stock Unit Award Agreement for the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated February 26, 2015.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	July 31, 2015	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	July 31, 2015	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President - Finance and Chief Accounting Officer (principal financial officer and principal accounting officer)

Date:	July 31, 2015	/s/ Douglas W. Chambers
Douglas W. Chambers, Vice President and Controller