Form 10-Q
period 2015-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2015-10-30
CIK 1051512

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)
[x]						QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	[x]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class				Outstanding at September 30, 2015
Common Shares, $0.01 par value				101,556,713 Shares
Series A Common Shares, $0.01 par value				7,204,168 Shares

Part I.  Financial Information

Item 1.  Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2015	2014	2015	2014
Operating revenues
Service	$1,137,767	$1,081,472	$3,281,508	$3,233,893
Equipment and product sales	236,031	198,551	620,278	478,484
Total operating revenues	1,373,798	1,280,023	3,901,786	3,712,377

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	303,091	297,183	896,890	859,629
Cost of equipment and products	337,051	349,209	907,482	968,867
Selling, general and administrative	449,084	465,014	1,322,554	1,399,585
Depreciation, amortization and accretion	210,764	205,529	628,443	635,015
Loss on impairment of assets	–	84,000	–	84,000
(Gain) loss on asset disposals, net	4,919	9,293	15,048	19,626
(Gain) loss on sale of business and other exit costs, net	(559)	(4,790)	(129,931)	(9,079)
(Gain) loss on license sales and exchanges, net	(23,986)	–	(146,884)	(91,446)
Total operating expenses	1,280,364	1,405,438	3,493,602	3,866,197

Operating income (loss)	93,434	(125,415)	408,184	(153,820)

Investment and other income (expense)
Equity in earnings of unconsolidated entities	39,770	36,081	109,823	108,198
Interest and dividend income	9,617	4,526	28,119	9,763
Interest expense	(35,043)	(27,170)	(102,792)	(83,775)
Other, net	(56)	69	142	279
Total investment and other income	14,288	13,506	35,292	34,465

Income (loss) before income taxes	107,722	(111,909)	443,476	(119,355)
Income tax expense	45,327	9,290	178,780	7,276
Net income (loss)	62,395	(121,199)	264,696	(126,631)
Less: Net income (loss) attributable to noncontrolling
interests, net of tax	11,312	(5,169)	44,827	(6,817)
Net income (loss) attributable to TDS shareholders	51,083	(116,030)	219,869	(119,814)
TDS Preferred dividend requirement	(12)	(12)	(37)	(37)
Net income (loss) available to common shareholders	$51,071	$(116,042)	$219,832	$(119,851)

Basic weighted average shares outstanding	108,848	108,252	108,503	108,650
Basic earnings (loss) per share attributable to TDS shareholders	$0.47	$(1.07)	$2.03	$(1.10)

Diluted weighted average shares outstanding	110,214	108,252	109,737	108,650
Diluted earnings (loss) per share attributable to TDS shareholders	$0.46	$(1.07)	$1.99	$(1.10)

Dividends per share to TDS shareholders	$0.141	$0.134	$0.423	$0.402

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2015	2014	2015	2014
Net income (loss)	$62,395	$(121,199)	$264,696	$(126,631)
Net change in accumulated other
comprehensive income (loss)
Change in net unrealized gain (loss) on equity
investments	–	–	(353)	341
Change in foreign currency translation adjustment	23	38	20	17
Change related to retirement plan
Amounts included in net periodic benefit cost for
the period
Change in prior service cost	(8,263)	(911)	(9,967)	(2,733)
Change in unrecognized net loss	(1,124)	322	(994)	966
	(9,387)	(589)	(10,961)	(1,767)
Changes in deferred income taxes	3,550	224	4,158	671
Change related to retirement plan, net of tax	(5,837)	(365)	(6,803)	(1,096)
Net change in accumulated other comprehensive	(5,814)	(327)	(7,136)	(738)
income (loss)
Comprehensive income (loss)	56,581	(121,526)	257,560	(127,369)
Less: Comprehensive income (loss) attributable to	11,312	(5,169)	44,827	(6,817)
noncontrolling interest
Comprehensive income (loss) attributable to	$45,269	$(116,357)	$212,733	$(120,552)
TDS shareholders

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014
Cash flows from operating activities
Net income (loss)	$264,696	$(126,631)
Add (deduct) adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation, amortization and accretion	628,443	635,015
Bad debts expense	83,368	79,218
Stock-based compensation expense	28,961	25,715
Deferred income taxes, net	(39,516)	(33,242)
Equity in earnings of unconsolidated entities	(109,823)	(108,198)
Distributions from unconsolidated entities	45,047	74,864
Loss on impairment of assets	–	84,000
(Gain) loss on asset disposals, net	15,048	19,626
(Gain) loss on sale of business and other exit costs, net	(129,931)	(9,079)
(Gain) loss on license sales and exchanges, net	(146,884)	(91,446)
Noncash interest expense	2,058	1,584
Other operating activities	(701)	13
Changes in assets and liabilities from operations
Accounts receivable	(93,540)	70,653
Equipment installment plans receivable	(95,799)	(131,520)
Inventory	89,821	52,078
Accounts payable	125,123	11,034
Customer deposits and deferred revenues	(49,970)	28,684
Accrued taxes	211,803	14,307
Accrued interest	10,798	9,105
Other assets and liabilities	(112,084)	(109,569)
	726,918	496,211

Cash flows from investing activities
Cash used for additions to property, plant and equipment	(558,112)	(553,718)
Cash paid for acquisitions and licenses	(286,710)	(284,089)
Cash received from divestitures and exchanges	324,772	151,369
Cash received for investments	–	10,000
Other investing activities	6,338	5,598
	(513,712)	(670,840)

Cash flows from financing activities
Issuance of long-term debt	225,000	–
Repayment of long-term debt	(615)	(819)
TDS Common Shares reissued for benefit plans, net of tax payments	11,409	486
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(868)	1,150
Repurchase of TDS Common Shares	–	(31,293)
Repurchase of U.S. Cellular Common Shares	(4,070)	(14,698)
Dividends paid to TDS shareholders	(45,859)	(43,575)
Payment of debt issuance costs	(3,101)	(1,019)
Distributions to noncontrolling interests	(6,097)	(439)
Other financing activities	4,519	7,889
	180,318	(82,318)

Net increase (decrease) in cash and cash equivalents	393,524	(256,947)

Cash and cash equivalents
Beginning of period	471,901	830,014
End of period	$865,425	$573,067

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

 (Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Current assets
Cash and cash equivalents	$865,425	$471,901
Accounts receivable
Due from customers and agents, less allowances of $45,565 and $41,431, respectively	672,845	548,537
Other, less allowances of $1,268 and $1,141, respectively	102,684	135,144
Inventory, net	183,884	273,707
Net deferred income tax asset	98,343	107,686
Prepaid expenses	119,453	86,506
Income taxes receivable	–	113,708
Other current assets	30,425	29,766
	2,073,059	1,766,955

Assets held for sale	9,018	103,343

Investments
Licenses	1,844,197	1,453,574
Goodwill	765,773	771,352
Franchise rights	244,300	244,300
Other intangible assets, net of accumulated amortization of $143,286 and $133,823,
respectively	50,923	64,499
Investments in unconsolidated entities	386,153	321,729
Other investments	445	508
	3,291,791	2,855,962
Property, plant and equipment
In service and under construction	11,307,122	11,194,044
Less: Accumulated depreciation	7,600,435	7,347,919
	3,706,687	3,846,125

Other assets and deferred charges	236,803	334,554

Total assets	$9,317,358	$8,906,939

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2015	2014
Current liabilities
Current portion of long-term debt	$9,102	$808
Accounts payable	433,620	387,125
Customer deposits and deferred revenues	274,293	324,318
Accrued interest	18,714	7,919
Accrued taxes	143,082	46,734
Accrued compensation	98,134	114,549
Other current liabilities	105,625	181,803
	1,082,570	1,063,256

Liabilities held for sale	687	21,643

Deferred liabilities and credits
Net deferred income tax liability	888,499	941,519
Other deferred liabilities and credits	431,874	430,774

Long-term debt	2,209,992	1,993,586

Commitments and contingencies

Noncontrolling interests with redemption features	910	1,150

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 132,774 shares (7,204 Series A Common and 125,570 Common Shares) and 132,749 shares (7,179 Series A Common and 125,570 Common Shares), respectively
Outstanding 108,760 shares (7,204 Series A Common and 101,556 Common Shares) and 107,899 shares (7,179 Series A Common and 100,720 Common Shares), respectively
Par Value ($.01 per share) $1,327 ($72 Series A Common and $1,255 Common Shares)	1,327	1,327
Capital in excess of par value	2,353,054	2,336,511
Treasury shares at cost:
24,014 and 24,850 Common Shares, respectively	(731,224)	(748,199)
Accumulated other comprehensive income (loss)	(684)	6,452
Retained earnings	2,503,825	2,330,187
Total TDS shareholders' equity	4,126,298	3,926,278

Preferred shares	824	824
Noncontrolling interests	575,704	527,909

Total equity	4,702,826	4,455,011

Total liabilities and equity	$9,317,358	$8,906,939

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A			Accumulated
	Common and	Capital in		other		Total TDS
	Common	excess of	Treasury	comprehensive	Retained	shareholders'	Preferred	Noncontrolling	Total
(Dollars in thousands)	shares	par value	shares	income (loss)	earnings	equity	shares	interests	equity
December 31, 2014	$1,327	$2,336,511	$(748,199)	$6,452	$2,330,187	$3,926,278	$824	$527,909	$4,455,011
Add (Deduct)
Net income attributable to TDS shareholders	–	–	–	–	219,869	219,869	–	–	219,869
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	39,407	39,407
Net unrealized loss on equity investments	–	–	–	(353)	–	(353)	–	–	(353)
Change in foreign currency translation adjustment	–	–	–	20	–	20	–	–	20
Change related to retirement plan	–	–	–	(6,803)	–	(6,803)	–	–	(6,803)
TDS Common and Series A Common share dividends	–	–	–	–	(45,822)	(45,822)	–	–	(45,822)
TDS Preferred dividend requirement	–	–	–	–	(37)	(37)	–	–	(37)
Dividend reinvestment plan	–	2,321	6,315	–	–	8,636	–	–	8,636
Incentive and compensation plans	–	1,361	10,660	–	(372)	11,649	–	–	11,649
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	1,889	–	–	–	1,889	–	8,825	10,714
Stock-based compensation awards	–	11,122	–	–	–	11,122	–	–	11,122
Tax windfall (shortfall) from stock awards	–	(150)	–	–	–	(150)	–	–	(150)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(437)	(437)
September 30, 2015	$1,327	$2,353,054	$(731,224)	$(684)	$2,503,825	$4,126,298	$824	$575,704	$4,702,826

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A			Accumulated
	Common and	Capital in		other		Total TDS
	Common	excess of	Treasury	comprehensive	Retained	shareholders'	Preferred	Noncontrolling	Total
(Dollars in thousands)	shares	par value	shares	income (loss)	earnings	equity	shares	interests	equity
December 31, 2013	$1,327	$2,308,807	$(721,354)	$(569)	$2,529,626	$4,117,837	$824	$551,436	$4,670,097
Add (Deduct)
Net loss attributable to TDS shareholders	–	–	–	–	(119,814)	(119,814)	–	–	(119,814)
Net loss attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	(7,209)	(7,209)
Net unrealized gain on equity investments	–	–	–	341	–	341	–	–	341
Change in foreign currency translation adjustment	–	–	–	17	–	17	–	–	17
Change related to retirement plan	–	–	–	(1,096)	–	(1,096)	–	–	(1,096)
TDS Common and Series A Common share dividends	–	–	–	–	(43,538)	(43,538)	–	–	(43,538)
TDS Preferred dividend requirement	–	–	–	–	(37)	(37)	–	–	(37)
Repurchase of Common shares	–	–	(31,794)	–	–	(31,794)	–	–	(31,794)
Dividend reinvestment plan	–	2,119	5,268	–	–	7,387	–	–	7,387
Incentive and compensation plans	–	(303)	1,220	–	–	917	–	–	917
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	9,831	–	–	–	9,831	–	(9,004)	827
Stock-based compensation awards	–	9,821	–	–	–	9,821	–	–	9,821
Tax windfall (shortfall) from stock awards	–	(601)	–	–	–	(601)	–	–	(601)
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(517)	(517)
September 30, 2014	$1,327	$2,329,674	$(746,660)	$(1,307)	$2,366,237	$3,949,271	$824	$534,706	$4,484,801

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

The unaudited consolidated financial statements included herein have been prepared by TDS pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014.

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 are U.S. Cellular, TDS Telecom’s Wireline, Cable, and Hosted and Managed Services (“HMS”) operations.  TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned subsidiaries Suttle-Straus, Inc. (“Suttle-Straus”) and  Airadigm Communications, Inc. (“Airadigm”).  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 13 — Business Segment Information for summary financial information on each business segment.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for a fair statement of the financial position as of September 30, 2015 and December 31, 2014, and the results of operations and changes in comprehensive income for the three and nine months ended September 30, 2015 and 2014 and cash flows and changes in equity for the nine months ended September 30, 2015 and 2014. These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers.  In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, requiring the adoption of ASU 2014-09 on January 1, 2018.  Early adoption as of January 1, 2017 is permitted; however, TDS does not intend to adopt early.  TDS is evaluating the effects that adoption of ASU 2014-09 will have on its financial position, results of operations, and disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 requires TDS to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt.  TDS is required to adopt the provisions of ASU 2014-15 for the annual period ending December 31, 2016, but early adoption is permitted.  The adoption of ASU 2014-15 will not impact TDS’ financial position or results of operations but may impact future disclosures.

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 simplifies consolidation accounting by reducing the number of consolidation models. Additionally, ASU 2015-02 changes certain criteria for identifying variable interest entities.  TDS is required to adopt the provisions of ASU 2015-02 effective January 1, 2016.  Early adoption is permitted.  TDS expects that certain consolidated subsidiaries that are not defined as variable interest entities under current accounting guidance will be defined as variable interest entities under the provisions of ASU 2015-02.  However, TDS does not expect the adoption of ASU 2015-02 to change the group of entities which TDS is required to consolidate in its financial statements.  Accordingly, TDS does not expect the adoption of ASU 2015-02 to impact its financial position or results of operations.  However, additional disclosures are expected.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires certain debt issuance costs to be presented in the balance sheet as an offset to the related debt obligation.  TDS is required to apply the provisions of this update effective January 1, 2016 on a retrospective basis.  Early adoption is permitted.  In August 2015, the FASB issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, excluding debt issuance costs related to line-of-credit arrangements from the scope of ASU 2015-03.  As of September 30, 2015, TDS had $54.7 million in debt issuance costs classified as Other assets and deferred charges that, upon adoption of ASU 2015-03, would be reclassified as an offset to Long-term debt.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory to be measured at the lower of cost or net realizable value.  TDS is required to adopt ASU 2015-11 on January 1, 2017.  Early adoption is permitted.  TDS is evaluating the effects that adoption of ASU 2015-11 will have on its financial position and results of operations.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  ASU 2015-16 simplifies how adjustments are made to provisional amounts recognized in a business combination during the measurement period.  TDS is required to adopt ASU 2015-16 on January 1, 2016.  TDS is evaluating the effects that adoption of ASU 2015-16 will have on its financial position, results of operations, and disclosures.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $23.8 million and $75.4 million for the three and nine months ended September 30, 2015, respectively, and $26.4 million and $86.5 million for the three and nine months ended September 30, 2014, respectively.

2.    Fair Value Measurements

As of September 30, 2015 and December 31, 2014, TDS did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	September 30, 2015		December 31, 2014
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Cash and cash equivalents	1	$865,425	$865,425	$471,901	$471,901
Long-term debt
Retail	2	1,453,250	1,460,294	1,453,250	1,414,105
Institutional	2	532,940	489,373	532,722	513,647
Other	2	220,922	221,538	4,749	4,675

The fair value of Cash and cash equivalents approximates the book value due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 6.95% Senior Notes and 7.25% Senior Notes.  TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter.  TDS’ “Other” debt consists of a senior term loan credit facility and other borrowings with financial institutions. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.00% to 7.73% and 0.00% to 7.25% at September 30, 2015 and December 31, 2014, respectively.

3.    Equipment Installment Plans

TDS offers customers the option to purchase certain devices under an equipment installment contract over a period of up to 24 months.  Under certain equipment installment plans, the customer has the right to upgrade to a new device after a specified period of time and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  TDS values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  As of September 30, 2015 and December 31, 2014, the guarantee liability related to these plans was $91.3 million and $57.5 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

TDS equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of greater than twelve months, TDS imputes interest.

The following table summarizes unbilled equipment installment plan receivables as of September 30, 2015 and December 31, 2014.  Such amounts are included in the Consolidated Balance Sheet as Accounts receivable – customers and agents (short-term portion) and Other assets and deferred charges (long-term portion).

(Dollars in thousands)	September 30, 2015	December 31, 2014
Short-term portion of unbilled equipment installment plan receivables, gross	$245,218	$127,400
Short-term portion of unbilled deferred interest	(18,504)	(16,365)
Short-term portion of unbilled allowance for credit losses	(9,326)	(3,686)
Short-term portion of unbilled equipment installment plan receivables, net	$217,388	$107,349

Long-term portion of unbilled equipment installment plan receivables, gross	$66,512	$89,435
Long-term portion of unbilled deferred interest	(819)	(2,791)
Long-term portion of unbilled allowance for credit losses	(4,740)	(6,065)
Long-term portion of unbilled equipment installment plan receivables, net	$60,953	$80,579

TDS assesses the collectability of equipment installment plan receivables based on historical payment experience, account aging and other qualitative factors.  To mitigate credit risk, TDS requires certain customers who desire to purchase equipment under an installment plan to make a down payment.

TDS recorded out-of-period adjustments during the nine months ended September 30, 2015 due to errors related to equipment installment plan transactions that were attributable to 2014.  TDS has determined that these adjustments were not material to the prior quarterly or annual periods, and also were not material to the current period or anticipated full year 2015 results.  These equipment installment plan adjustments had the impact of reducing Equipment and product sales revenues by $6.2 million and Income before income taxes by $5.8 million for the nine months ended September 30, 2015. These adjustments were made in the first six months of 2015.

4.    Income Taxes

TDS’ overall effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2015 were 42.1% and 40.3%, respectively.

The effective tax rates for the three and nine months ended September 30, 2014 were negative and not meaningful due to the impact of several items on tax expense, including:

  A $40.8 million tax expense related to a valuation allowance recorded against certain state deferred tax assets that TDS determined were not realizable, on a more likely than not basis.

  A $10.8 million tax benefit due to a valuation allowance reduction for federal net operating losses previously limited under loss utilization rules.  Due to the shutdown of Airadigm’s consumer wireless business and resulting intercompany sale of certain assets by Airadigm to U.S. Cellular during the period, Airadigm is expected to recognize sufficient taxable income for TDS to utilize the previously limited net operating losses.
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

The amounts used in computing earnings (loss) per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(Dollars and shares in thousands, except per share amounts)
Basic earnings (loss) per share attributable to TDS shareholders:
Net income (loss) available to common shareholders of TDS used in basic earnings (loss) per share	$51,071	$(116,042)	$219,832	$(119,851)
Adjustments to compute diluted earnings (loss):
Noncontrolling interest adjustment	(384)	–	(1,540)	–
Preferred dividend adjustment	12	–	37	–
Net income (loss) attributable to common shareholders of
TDS used in diluted earnings (loss) per share	$50,699	$(116,042)	$218,329	$(119,851)

Weighted average number of shares used in basic
earnings (loss) per share:
Common Shares	101,652	101,067	101,315	101,474
Series A Common Shares	7,196	7,185	7,188	7,176
Total	108,848	108,252	108,503	108,650

Effects of dilutive securities:
Stock options	818	–	778	–
Restricted stock units	498	–	406	–
Preferred shares	50	–	50	–
Weighted average number of shares used in diluted
earnings (loss) per share	110,214	108,252	109,737	108,650

Basic earnings (loss) per share attributable to TDS
shareholders	$0.47	$(1.07)	$2.03	$(1.10)

Diluted earnings (loss) per share attributable to TDS
shareholders	$0.46	$(1.07)	$1.99	$(1.10)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(Shares in thousands)
Stock options	4,687	9,207	4,438	8,922
Restricted stock units	–	992	191	823
Preferred shares	–	52	–	52

6.    Acquisitions, Divestitures and Exchanges

Divestiture Transaction

On May 16, 2013, pursuant to a Purchase and Sale Agreement, U.S. Cellular sold customers and certain PCS spectrum licenses to subsidiaries of Sprint Corp. fka Sprint Nextel Corporation (“Sprint”) in U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets (“Divestiture Markets”) in consideration for $480 million in cash. The Purchase and Sale Agreement also contemplated certain other agreements, together with the Purchase and Sale Agreement collectively referred to as the “Divestiture Transaction.”

These agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.  As of September 30, 2015, U.S. Cellular had received a cumulative total of $109.3 million pursuant to the Sprint Cost Reimbursement.  For the nine months ended September 30, 2015 and 2014, $27.6 million and $52.0 million, respectively, of the Sprint Cost Reimbursement had been received and recorded in Cash received from divestitures and exchanges in the Consolidated Statement of Cash Flows.

For the nine months ended September 30, 2015 and 2014, as a result of the Divestiture Transaction, U.S. Cellular recognized gains of $6.2 million and $28.1 million, respectively, in (Gain) loss on sale of business and other exit costs, net.  For the three months ended September 30, 2015 and 2014, U.S. Cellular recognized gains of $0.3 million and $10.4 million, respectively.

Other Acquisitions, Divestitures and Exchanges

  At September 30, 2015, TDS’ assets and liabilities classified in the Consolidated Balance Sheet as held for sale were related to agreements to sell certain Wireline markets and Airadigm operations.
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
  An FCC auction of AWS-3 spectrum licenses (“Auction 97”) ended in January 2015.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership interest in Advantage Spectrum L.P. (“Advantage Spectrum”).  Advantage Spectrum was the provisional winning bidder for 124 licenses for an aggregate winning bid of $338.3 million, after its designated entity discount of 25%.  Advantage Spectrum’s bid amount, less the initial deposit amount of $60.0 million paid in 2014, was paid to the FCC in March 2015.  These licenses have not yet been granted by the FCC.  See Note 10 — Variable Interest Entities for additional information.
  In December 2014, U.S. Cellular entered into an agreement with a third party to sell 595 towers and certain related contracts, assets, and liabilities for $159.0 million.  This agreement and related transactions are referred to as the “Tower Sale” and were accomplished in two closings.  The first closing occurred in December 2014 and included the sale of 236 towers, without tenants, for $10.0 million.  On this same date, U.S. Cellular received $7.5 million in earnest money.  At the time of the first closing, a $4.7 million gain was recorded.  The second closing for the remaining 359 towers, primarily with tenants, took place in January 2015, at which time U.S. Cellular received $141.5 million in additional cash proceeds and recorded a gain of $119.6 million in (Gain) loss on sale of business and other exit costs, net.

  In September 2014, U.S. Cellular entered into an agreement with a third party to exchange certain PCS and AWS licenses for certain other PCS and AWS licenses and $28.0 million of cash.  This license exchange was accomplished in two closings.  The first closing occurred in December 2014 at which time U.S. Cellular received licenses with an estimated fair value, per a market approach, of $51.5 million, recorded a $21.7 million gain and recorded an $18.3 million deferred credit in Other current liabilities. The license that was transferred to the counterparty in the second closing had a net book value of $22.2 million.  The second closing occurred in July 2015.  At the time of the second closing, U.S. Cellular received $28.0 million in cash and recognized the deferred credit from the first closing, resulting in a total gain of $24.1 million recorded on this part of the license exchange.

7.    Intangible Assets

Changes in Licenses at TDS for the nine months ended September 30, 2015 are presented below.  There were no significant changes to Franchise rights, Goodwill or Other intangible assets during the nine months ended September 30, 2015.

Licenses

(Dollars in thousands)
Balance December 31, 2014	$1,453,574
Acquisitions (1)	345,656
Exchanges (2)	43,485
Other	1,482
Balance September 30, 2015	$1,844,197

(1)

Amount includes payments totaling $338.3 million made by Advantage Spectrum to the FCC for licenses in which it was the provisional winning bidder in Auction 97.  See Note 6 — Acquisitions, Divestitures and Exchanges, and Note 10 — Variable Interest Entities for further information.

(2)

Amount represents licenses received in the March 2015 PCS license exchange. See Note 6 — Acquisitions, Divestitures and Exchanges for further information.  Licenses disposed of in this exchange and the exchange that closed in July 2015 were previously removed from the Licenses balance and reflected in Assets held for sale in the Consolidated Balance Sheet as of December 31, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in thousands)
Revenues	$1,738,488	$1,649,160	$5,199,305	$4,876,269
Operating expenses	1,267,820	1,230,366	3,840,462	3,554,598
Operating income	470,668	418,794	1,358,843	1,321,671
Other income (loss), net	(10,236)	4,752	(16,744)	7,178
Net income	$460,432	$423,546	$1,342,099	$1,328,849

9.    Debt

In January 2015, U.S. Cellular entered into a senior term loan credit facility.  In July 2015, U.S. Cellular borrowed the full amount of $225 million available under this facility in two separate draws at an overall interest rate of 2.88%.  The interest rate on outstanding borrowings will be reset at three and six month intervals at a rate of LIBOR plus 250 basis points.  This credit facility provides for the draws to be continued on a long-term basis under terms that are readily determinable.  U.S. Cellular has the ability and intent to carry the debt for the duration of the agreement.  Principal reductions will be due and payable in quarterly installments of $2.8 million beginning in March 2016 through December 2021, and the remaining unpaid balance will be due and payable in January 2022.  These funds will be used for general corporate purposes, including working capital, spectrum purchases and capital expenditures.

10.    Variable Interest Entities

TDS consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb VIE losses and the right to receive benefits that are significant to the VIE.  TDS reviews these criteria initially at the time it enters into agreements and subsequently when reconsideration events occur.

Consolidated VIEs

 As of September 30, 2015, TDS holds a variable interest in and consolidates the following VIEs:

  Advantage Spectrum and Frequency Advantage L.P., the general partner of Advantage Spectrum;
  Aquinas Wireless L.P. (“Aquinas Wireless”); and
  King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

The power to direct the activities that most significantly impact the economic performance of Advantage Spectrum, Aquinas Wireless and King Street Wireless (collectively, the “limited partnerships”) is shared. Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships; however, the general partner of each partnership needs the consent of the limited partner, a TDS subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of the VIEs is shared, TDS has a disproportionate level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs.  Accordingly, these VIEs are consolidated.

The following table presents the classification of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30,	December 31,
	2015	2014
(Dollars in thousands)
Assets
Cash and cash equivalents	$1,681	$2,588
Other current assets	175	278
Licenses (1)	648,661	312,977
Property, plant and equipment, net	8,635	10,671
Other assets and deferred charges	324	60,059
Total assets	$659,476	$386,573

Liabilities
Current liabilities	$1	$110
Deferred liabilities and credits	494	622
Total liabilities	$495	$732

(1)	At September 30, 2015, includes payments totaling $338.3 million made by Advantage Spectrum to the FCC as described below.

Other Related Matters

In March 2015, King Street Wireless made a $60.0 million distribution to its investors.  Of this distribution, $6.0 million was provided to King Street Wireless, Inc. and $54.0 million was provided to U.S. Cellular.

FCC Auction 97 ended in January 2015.  TDS participated in Auction 97 indirectly through its interest in Advantage Spectrum.  A subsidiary of U.S. Cellular is a limited partner in Advantage Spectrum.  Advantage Spectrum qualified as a “designated entity,” and thereby was eligible for bid credits with respect to spectrum purchased in Auction 97.  Advantage Spectrum was the winning bidder for 124 licenses for an aggregate bid of $338.3 million, after its designated entity discount of 25%.  This amount is classified as Licenses in TDS’ Consolidated Balance Sheet.  Advantage Spectrum’s bid amount, less the initial deposit of $60.0 million paid in 2014, plus certain other charges totaling $2.3 million, were paid to the FCC in March 2015.  To help fund this payment, U.S. Cellular made loans and capital contributions to Advantage Spectrum and Frequency Advantage totaling $280.6 million during the nine months ended September 30, 2015.  There were no capital contributions, loans or advances made to TDS’ VIEs during the nine months ended September 30, 2014.

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

During the three and nine-months ended September 30, 2015, TDS recorded out-of-period adjustments attributable to the third quarter of 2013 through the second quarter of 2015 related to an agreement with King Street Wireless.  TDS has determined that these adjustments were not material to the prior quarterly or annual periods, and also were not material to the current period or anticipated full year 2015 results.  As a result of these out-of-period adjustments, for the three and nine months ended September 30, 2015, Net income decreased by $3.2 million and $2.8 million, and Net income attributable to TDS shareholders decreased by $3.8 million and $3.3 million, respectively.

11.  Noncontrolling Interests

The following schedule discloses the effects of Net income (loss) attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

	Nine Months Ended
	September 30,
	2015	2014
(Dollars in thousands)
Net income (loss) attributable to TDS shareholders	$219,869	$(119,814)
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(13,768)	(11,042)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	951	858
Purchase of ownership in subsidiaries from noncontrolling interests	240	7,484
Net transfers (to) from noncontrolling interests	(12,577)	(2,700)
Change from net income (loss) attributable to TDS and transfers (to) from noncontrolling interests	$207,292	$(122,514)

12.  Common Share Repurchases

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

Share repurchases made under these authorizations were as follows:

	Number of	Average Cost
Nine Months Ended September 30,	Shares	Per Share	Amount
(Dollar amounts and shares in thousands, except per share data)
2015
TDS Common Shares	–	$–	$–
U.S. Cellular Common Shares	154	$34.85	$5,362

2014
TDS Common Shares	1,230	$25.85	$31,794
U.S. Cellular Common Shares	384	$39.37	$15,124

13.  Business Segment Information

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

Financial data for TDS’ reportable segments for the three and nine month periods ended, or as of September 30, 2015 and 2014, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of September 30, 2015	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Operating revenues
Services	$895,960	$174,579	$43,741	$30,428	$(1,184)	$247,564	$(5,757)	$1,137,767
Equipment and product sales	172,946	477	119	51,214	–	51,810	11,275	236,031
Total operating revenues	1,068,906	175,056	43,860	81,642	(1,184)	299,374	5,518	1,373,798
Cost of services (excluding Depreciation, amortization
and accretion expense reported below)	198,982	63,696	19,545	21,163	(1,125)	103,279	830	303,091
Cost of equipment and products	287,256	515	25	43,081	–	43,621	6,174	337,051
Selling, general and administrative	374,585	50,062	14,346	12,446	(59)	76,795	(2,296)	449,084
Depreciation, amortization and accretion	152,369	41,228	8,530	6,790	–	56,548	1,847	210,764
(Gain) loss on asset disposals, net	2,618	1,845	425	22	–	2,292	9	4,919
(Gain) loss on sale of business and other exit costs, net	(643)	(105)	–	–	–	(105)	189	(559)
(Gain) loss on license sales and exchanges, net	(23,986)	–	–	–	–	–	–	(23,986)
Operating income (loss)	77,725	17,815	989	(1,860)	–	16,944	(1,235)	93,434
Equity in earnings of unconsolidated entities	39,674	2	–	–	–	2	94	39,770
Interest and dividend income	9,299	624	10	6	–	640	(322)	9,617
Interest expense	(21,121)	193	109	(565)	–	(263)	(13,659)	(35,043)
Other, net	78	(48)	–	(79)	–	(127)	(7)	(56)
Income (loss) before income taxes	105,655	18,586	1,108	(2,498)	–	17,196	(15,129)	107,722
Income tax expense (benefit) (1)	40,634					8,278	(3,585)	45,327
Net income (loss)	65,021					8,918	(11,544)	62,395
Add back:
Depreciation, amortization and accretion	152,369	41,228	8,530	6,790	–	56,548	1,847	210,764
(Gain) loss on asset disposals, net	2,618	1,845	425	22	–	2,292	9	4,919
(Gain) loss on sale of business and other exit costs, net	(643)	(105)	–	–	–	(105)	189	(559)
(Gain) loss on license sales and exchanges, net	(23,986)	–	–	–	–	–	–	(23,986)
Interest expense	21,121	(193)	(109)	565	–	263	13,659	35,043
Income tax expense (benefit) (1)	40,634					8,278	(3,585)	45,327
Adjusted EBITDA (2)	$257,134	$61,361	$9,954	$4,879	$–	$76,194	$575	$333,903

Investments in unconsolidated entities	$347,709	$3,806	$–	$–	$–	$3,806	$34,638	$386,153
Total assets	$6,938,384	$1,322,359	$571,836	$299,101	$–	$2,193,296	$185,678	$9,317,358
Capital expenditures	$134,816	$38,354	$13,023	$5,090	$–	$56,467	$2,425	$193,708

		TDS Telecom
Three Months Ended or as of September 30, 2014	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Operating revenues
Services	$851,063	$177,650	$28,519	$27,806	$(980)	$232,995	$(2,586)	$1,081,472
Equipment and product sales	149,356	425	–	39,737	–	40,162	9,033	198,551
Total operating revenues	1,000,419	178,075	28,519	67,543	(980)	273,157	6,447	1,280,023
Cost of services (excluding Depreciation, amortization
and accretion expense reported below)	199,750	64,072	12,651	19,442	(926)	95,239	2,194	297,183
Cost of equipment and products	307,862	829	–	33,819	–	34,648	6,699	349,209
Selling, general and administrative	397,545	46,627	9,948	12,724	(54)	69,245	(1,776)	465,014
Depreciation, amortization and accretion	148,952	41,358	6,171	6,726	–	54,255	2,322	205,529
Loss on impairment of assets	–	–	–	84,000	–	84,000	–	84,000
(Gain) loss on asset disposals, net	7,947	743	626	(2)	–	1,367	(21)	9,293
(Gain) loss on sale of business and other exit costs, net	(10,283)	(2,201)	–	–	–	(2,201)	7,694	(4,790)
Operating income (loss)	(51,354)	26,647	(877)	(89,166)	–	(63,396)	(10,665)	(125,415)
Equity in earnings of unconsolidated entities	35,971	2	–	–	–	2	108	36,081
Interest and dividend income	3,572	569	(1)	(23)	–	545	409	4,526
Interest expense	(13,514)	598	32	(343)	–	287	(13,943)	(27,170)
Other, net	95	71	–	(86)	–	(15)	(11)	69
Income (loss) before income taxes	(25,230)	27,887	(846)	(89,618)	–	(62,577)	(24,102)	(111,909)
Income tax expense (benefit) (1)	(1,459)					(2,937)	13,686	9,290
Net income (loss)	(23,771)					(59,640)	(37,788)	(121,199)
Add back:
Depreciation, amortization and accretion	148,952	41,358	6,171	6,726	–	54,255	2,322	205,529
Loss on impairment of assets	–	–	–	84,000	–	84,000	–	84,000
(Gain) loss on asset disposals, net	7,947	743	626	(2)	–	1,367	(21)	9,293
(Gain) loss on sale of business and other exit costs, net	(10,283)	(2,201)	–	–	–	(2,201)	7,694	(4,790)
Interest expense	13,514	(598)	(32)	343	–	(287)	13,943	27,170
Income tax expense (benefit) (1)	(1,459)	–	–	–	–	(2,937)	13,686	9,290
Adjusted EBITDA (2)	$134,900	$67,189	$5,919	$1,449	$–	$74,557	$(164)	$209,293

Investments in unconsolidated entities	$296,900	$3,804	$–	$–	$–	$3,804	$34,744	$335,448
Total assets	$6,257,075	$1,385,524	$543,731	$255,519	$–	$2,184,774	$198,699	$8,640,548
Capital expenditures	$142,452	$34,243	$7,598	$9,800	$–	$51,641	$1,132	$195,225

		TDS Telecom
Nine Months Ended or as of September 30, 2015	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Operating revenues
Services	$2,548,544	$525,683	$131,767	$88,311	$(3,222)	$742,539	$(9,575)	$3,281,508
Equipment and product sales	461,274	1,478	277	129,878	–	131,633	27,371	620,278
Total operating revenues	3,009,818	527,161	132,044	218,189	(3,222)	874,172	17,796	3,901,786
Cost of services (excluding Depreciation, amortization
and accretion expense reported below)	585,935	188,727	59,342	63,145	(3,011)	308,203	2,752	896,890
Cost of equipment and products	779,228	1,675	100	108,777	–	110,552	17,702	907,482
Selling, general and administrative	1,106,524	144,931	40,735	36,105	(211)	221,560	(5,530)	1,322,554
Depreciation, amortization and accretion	450,035	124,440	26,109	19,798	–	170,347	8,061	628,443
(Gain) loss on asset disposals, net	12,268	3,373	(561)	(21)	–	2,791	(11)	15,048
(Gain) loss on sale of business and other exit costs, net	(113,825)	(3,159)	–	–	–	(3,159)	(12,947)	(129,931)
(Gain) loss on license sales and exchanges, net	(146,884)	–	–	–	–	–	–	(146,884)
Operating income (loss)	336,537	67,174	6,319	(9,615)	–	63,878	7,769	408,184
Equity in earnings of unconsolidated entities	109,729	15	–	–	–	15	79	109,823
Interest and dividend income	25,834	1,726	23	29	–	1,778	507	28,119
Interest expense	(61,239)	784	352	(1,550)	–	(414)	(41,139)	(102,792)
Other, net	274	(81)	3	(65)	–	(143)	11	142
Income (loss) before income taxes	411,135	69,618	6,697	(11,201)	–	65,114	(32,773)	443,476
Income tax expense (benefit) (1)	161,214					27,083	(9,517)	178,780
Net income (loss)	249,921					38,031	(23,256)	264,696
Add back:
Depreciation, amortization and accretion	450,035	124,440	26,109	19,798	–	170,347	8,061	628,443
(Gain) loss on asset disposals, net	12,268	3,373	(561)	(21)	–	2,791	(11)	15,048
(Gain) loss on sale of business and other exit costs, net	(113,825)	(3,159)	–	–	–	(3,159)	(12,947)	(129,931)
(Gain) loss on license sales and exchanges, net	(146,884)	–	–	–	–	–	–	(146,884)
Interest expense	61,239	(784)	(352)	1,550	–	414	41,139	102,792
Income tax expense (benefit) (1)	161,214					27,083	(9,517)	178,780
Adjusted EBITDA (2)	$673,968	$193,488	$31,893	$10,126	$–	$235,507	$3,469	$912,944

Investments in unconsolidated entities	$347,709	$3,806	$–	$–	$–	$3,806	$34,638	$386,153
Total assets	$6,938,384	$1,322,359	$571,836	$299,101	$–	$2,193,296	$185,678	$9,317,358
Capital expenditures	$334,942	$90,517	$36,575	$19,341	$–	$146,433	$5,570	$486,945

		TDS Telecom
Nine Months Ended or as of September 30, 2014	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Operating revenues
Services	$2,548,149	$534,880	$73,506	$82,757	$(1,959)	$689,184	$(3,440)	$3,233,893
Equipment and product sales	335,854	1,409	–	115,830	–	117,239	25,391	478,484
Total operating revenues	2,884,003	536,289	73,506	198,587	(1,959)	806,423	21,951	3,712,377
Cost of services (excluding Depreciation, amortization
and accretion expense reported below)	567,488	192,777	35,000	57,689	(1,820)	283,646	8,495	859,629
Cost of equipment and products	850,314	1,793	–	98,161	–	99,954	18,599	968,867
Selling, general and administrative	1,197,361	140,855	22,611	39,935	(139)	203,262	(1,038)	1,399,585
Depreciation, amortization and accretion	465,042	125,921	15,089	20,195	–	161,205	8,768	635,015
Loss on impairment of assets	–	–	–	84,000	–	84,000	–	84,000
(Gain) loss on asset disposals, net	16,774	1,502	1,116	76	–	2,694	158	19,626
(Gain) loss on sale of business and other exit costs, net	(27,694)	(2,201)	–	–	–	(2,201)	20,816	(9,079)
(Gain) loss on license sales and exchanges, net	(91,446)	–	–	–	–	–	–	(91,446)
Operating income (loss)	(93,836)	75,642	(310)	(101,469)	–	(26,137)	(33,847)	(153,820)
Equity in earnings of unconsolidated entities	106,166	6	–	–	–	6	2,026	108,198
Interest and dividend income	6,029	1,744	1	19	–	1,764	1,970	9,763
Interest expense	(42,712)	1,939	67	(1,203)	–	803	(41,866)	(83,775)
Other, net	281	(78)	–	93	–	15	(17)	279
Income (loss) before income taxes	(24,072)	79,253	(242)	(102,560)	–	(23,549)	(71,734)	(119,355)
Income tax expense (benefit) (1)	746					12,571	(6,041)	7,276
Net income (loss)	(24,818)					(36,120)	(65,693)	(126,631)
Add back:
Depreciation, amortization and accretion	465,042	125,921	15,089	20,195	–	161,205	8,768	635,015
Loss on impairment of assets	–	–	–	84,000	–	84,000	–	84,000
(Gain) loss on asset disposals, net	16,774	1,502	1,116	76	–	2,694	158	19,626
(Gain) loss on sale of business and other exit costs, net	(27,694)	(2,201)	–	–	–	(2,201)	20,816	(9,079)
(Gain) loss on license sales and exchanges, net	(91,446)	–	–	–	–	–	–	(91,446)
Interest expense	42,712	(1,939)	(67)	1,203	–	(803)	41,866	83,775
Income tax expense (benefit) (1)	746	–	–	–	–	12,571	(6,041)	7,276
Adjusted EBITDA (2)	$381,316	$202,536	$15,896	$2,914	$–	$221,346	$(126)	$602,536

Investments in unconsolidated entities	$296,900	$3,804	$–	$–	$–	$3,804	$34,744	$335,448
Total assets	$6,257,075	$1,385,524	$543,731	$255,519	$–	$2,184,774	$198,699	$8,640,548
Capital expenditures	$375,960	$84,511	$20,998	$23,179	$–	$128,688	$3,856	$508,504

(1)	Income tax expense (benefit) is not provided at the individual segment level for Wireline, Cable and HMS. TDS calculates income tax expense for “TDS Telecom Total”.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality telecommunications services to approximately 4.8 million wireless customers and 1.2 million wireline and cable connections at September 30, 2015. TDS conducts its wireless operations through its 84%‑owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS provides wireline services, cable services and hosted and managed services through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).

The following discussion and analysis should be read in conjunction with TDS’ interim unaudited consolidated financial statements and notes included in Item 1 above, and with the description of TDS’ business, its audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014.

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

The following provides historical and forward-looking information and analysis about TDS’ existing business segments. TDS’ business segments reflected in this Form 10-Q for the quarter ended September 30, 2015 are U.S. Cellular, TDS Telecom’s Wireline, Cable, and Hosted and Managed Services (“HMS”) operations.  TDS operations also include the wholly-owned subsidiaries Suttle-Straus, Inc. (“Suttle-Straus”) and Airadigm Communications, Inc. (“Airadigm”).  Suttle-Straus and Airadigm’s financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 13 — Business Segment Information for summary financial information on each business segment.

U.S. Cellular

In its consolidated operating markets, U.S. Cellular serves approximately 4.8 million customers in 23 states. As of September 30, 2015, U.S. Cellular’s average penetration rate in its consolidated operating markets was 15%. U.S. Cellular operates on a customer satisfaction strategy, striving to meet or exceed customer needs by providing a comprehensive range of wireless products and services, excellent customer support, and a high-quality network. U.S. Cellular’s business development strategy is to obtain interests in and access to wireless licenses in its current operating markets and in areas that are adjacent to or in close proximity to its other wireless licenses, thereby building contiguous operating market areas with strong spectrum positions.  U.S. Cellular believes that the acquisition of additional licenses within its current operating markets will enhance its network capacity to meet customers’ network performance expectations.  In addition, U.S. Cellular anticipates that grouping its operations into market areas will continue to provide it with certain economies of scale in its capital and operating costs.

Financial and operating highlights for the nine months ended September 30, 2015 included matters discussed in the notes to the financial statements and the following:

  In March 2015, U.S. Cellular announced that it would discontinue its loyalty rewards program effective September 1, 2015.  All unredeemed rewards points expired at that time and the deferred revenue balance related to such expired points was recognized as service revenues.  The amount of deferred revenue so recognized was $58.2 million.
  U.S. Cellular completed certain license exchanges, indirectly participated in a spectrum auction and completed the sale of towers outside of its operating markets. See Note 6 — Acquisitions, Divestitures and Exchanges and Note 10 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these transactions.
  Retail customer net additions were 75,000 in 2015 compared to net losses of 60,000 in 2014.  In the postpaid category, there were net additions of 43,000 in 2015, compared to net losses of 67,000 in 2014.  Postpaid results improved significantly due to effective pricing, promotions and retention programs as well as enhanced device offerings and the resolution of billing system conversion issues.  In the prepaid category, net additions were 32,000 in 2015 compared to 7,000 in 2014.
  Total customers were 4,807,000 at September 30, 2015, including 4,721,000 retail customers (98% of total). Postpaid customers comprised approximately 92% of U.S. Cellular’s retail customers as of September 30, 2015.
  The postpaid churn rate was 1.4% in 2015 compared to 1.9% in 2014.  The prepaid churn rate was 5.4% in 2015 compared to 6.6% in 2014.

  Service average revenue per user (“ARPU”) decreased to $59.29 in 2015 from $60.43 in 2014 due to a decrease in billed ARPU and inbound roaming revenues. Billed ARPU decreased to $53.00 in 2015 from $53.47 in 2014 reflecting a decrease in postpaid ARPU due to discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal, partially offset by the impact of the discontinued loyalty rewards points program and an increase in prepaid ARPU.  The expiration of the loyalty rewards points had the effect of increasing postpaid ARPU by $1.50 for the nine months ended September 30, 2015.
  Postpaid billed average revenue per account (“ARPA”) increased to $138.55 in 2015 from $132.19 in 2014 due to increased adoption of shared data plans, an increase in the number of devices per account and the impact of the discontinued loyalty rewards points program.  The expiration of the loyalty rewards points had the effect of increasing postpaid ARPA by $3.74 for the nine months ended September 30, 2015.
  Postpaid handset customers on smartphone service plans increased to 72% as of September 30, 2015 compared to 62% as of September 30, 2014. In addition, smartphones represented 87% of all handsets sold in 2015 compared to 79% in 2014.
  Total operating revenues increased $125.8 million, or 4%, to $3.0 billion in 2015 due primarily to higher equipment sales revenues reflecting increased sales under equipment installment plans.
  Operating income increased $430.4 million, to $336.5 million in 2015. Gain (loss) on license sales and exchanges, net and Gain (loss) on sale of business and other exit costs, net, combined, contributed $260.7 million and $119.1 million to operating income in 2015 and 2014, respectively.  Operating income increased due to these gains, the impact of loyalty rewards points expiration and lower loss on equipment sold, selling, general and administrative expenses, and depreciation, amortization and accretion expense, partially offset by a decrease in billed ARPU and higher system operations expense.
  In July 2015, U.S. Cellular borrowed $225 million under a senior term loan credit facility (“Term Loan”) to be used for general corporate purposes, including working capital, spectrum purchases and capital expenditures.
  Total additions to Property, plant and equipment were $334.9 million, including expenditures to complete the network rollout of fourth generation Long-term Evolution (“4G LTE”) equipment, construct cell sites, increase capacity in existing cell sites and switches, outfit new and remodel existing retail stores, and enhance billing and other customer management related systems and platforms. Total cell sites in service increased 0.6% year-over-year to 6,246.

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

See Results of Operations—U.S. Cellular.

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

TDS Telecom’s wireline and cable strategy is to focus on broadband offerings and be the preferred communications solutions provider in its markets for both residential and commercial customers by developing and delivering high-quality broadband, video and voice products and services that meet or exceed customers’ needs, and to outperform the competition by delivering superior customer service.  The company is leveraging existing processes, procedures, shared support teams, commercial expertise, and customer service focus in providing services to Wireline and Cable customers.

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

TDS Telecom’s financial results for the nine months ended September 30, 2015 included the following:

  Operating revenues increased $67.7 million, or 8%, to $874.2 million in 2015 due to $57.2 million from acquisitions.  HMS equipment sales increased $14.0 million.
  Operating expenses decreased $22.3 million, or 3%, to $810.3 million in 2015 due to the impact of an $84.0 million non-cash goodwill impairment loss in 2014 offset by a $45.7 million increase from acquisitions.  HMS equipment cost of goods sold increased $10.6 million.

TDS anticipates that TDS Telecom’s future results will be affected by the following factors:

  Continued increases in consumer data usage and demand for high-speed data services;
  The expansion of Internet Protocol television (“IPTV”) into additional market areas;
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
  Continued declines in Wireline voice connections and wholesale minutes of use;
  Continued increases in content costs related to video products;
  The National Broadband Plan and other rulemaking by the FCC, including uncertainty related to future funding from the Universal Service Fund (“USF”), broadband requirements, intercarrier compensation, changes in access reform and net neutrality; and
  Potential acquisitions or divestitures by TDS and/or TDS Telecom of wireline, cable, HMS or other businesses.

See Results of Operations—TDS Telecom.

REGULATORY MATTERS

The discussion below includes updates related to recent regulatory developments.  These updates should be read in conjunction with the disclosures previously provided under “Regulatory Matters” in TDS’ Form 10-K for the year ended December 31, 2014.

FCC Net Neutrality Order

In February 2015, the FCC adopted an Open Internet Order relating to new net neutrality rules.  The rules became effective in June 2015.  The order reclassified high-speed, or broadband, internet access service as a “telecommunication service, ” making it subject to common carrier regulation under Title II of the Communications Act of 1934.   The order applies equally to fixed and wireless broadband internet service providers and thus applies to internet broadband services provided by telephone, cable and wireless providers.

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

Changes to FCC’s Designated Entity Rules

TDS participated in prior FCC spectrum auctions through limited partnerships that qualified as “designated entities” under FCC rules and, as such were eligible for bid credit discounts of 25% with respect to licenses won in the auctions.  In July 2015, the FCC adopted a Report and Order that amended the FCC’s designated entity rules.  The amended rules include caps on bid credits that designated entities may receive in future auctions and modify the attribution rules.  The amended rules also restrict certain joint bidding agreements but permit certain other arrangements involving more than one party.  Additionally, the amended rules make certain other changes to the FCC’s competitive bidding rules.  TDS is evaluating how these amended rules may impact future FCC spectrum auctions and its potential participation through a designated entity.

FCC Auction 1000

The FCC has scheduled an auction of 600 MHz spectrum licenses, referred to as Auction 1000. Auction 1000 involves: (1) a “reverse auction” in which broadcast television licensees submit bids to voluntarily relinquish spectrum usage rights in exchange for payments; (2) a “repacking” of the broadcast television bands in order to free up certain broadcast spectrum for other uses; and (3) a “forward auction” of licenses for spectrum cleared through this process.  Interested broadcasters must file their applications by December 18, 2015 and forward auction bidders must file applications by January 28, 2016.  TDS evaluates opportunities to acquire additional spectrum in FCC auctions and may participate in the forward auction as a bidder or member of a bidding group.  If TDS participates in the forward auction, information relating to this will be disclosed at a later time, subject to FCC rules.  In such event, applicable FCC anti-collusion rules will place certain restrictions on public disclosures and business communications with other companies relating to TDS’ participation, commencing on the application deadline of January 28, 2016 until the down payment deadline for Auction 1000, which will be ten business days after release of the FCC’s Channel Reassignment Public Notice.  These anti-collusion rules, which could last six months or more, may restrict the conduct of certain TDS activities with other applicants in Auction 1000 as well as with nationwide providers of wireless services which are not applicants in Auction 1000.  The restrictions could have an adverse effect on TDS’ business, financial condition or results of operations.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

RESULTS OF OPERATIONS — CONSOLIDATED

				Percentage
Nine Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$3,009,818	$2,884,003	$125,815	4%
TDS Telecom	874,172	806,423	67,749	8%
All other (1)	17,796	21,951	(4,155)	(19)%
Total operating revenues	3,901,786	3,712,377	189,409	5%
Operating expenses
U.S. Cellular	2,673,281	2,977,839	(304,558)	(10)%
TDS Telecom	810,294	832,560	(22,266)	(3)%
All other (1) (2)	10,027	55,798	(45,771)	(82)%
Total operating expenses	3,493,602	3,866,197	(372,595)	(10)%
Operating income (loss)
U.S. Cellular	336,537	(93,836)	430,373	>100%
TDS Telecom	63,878	(26,137)	90,015	>100%
All other (1) (2)	7,769	(33,847)	41,616	>100%
Total operating income (loss)	408,184	(153,820)	562,004	>100%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	109,823	108,198	1,625	2%
Interest and dividend income	28,119	9,763	18,356	>100%
Interest expense	(102,792)	(83,775)	(19,017)	(23)%
Other, net	142	279	(137)	(49)%
Total investment and other income (expense)	35,292	34,465	827	2%

Income (loss) before income taxes	443,476	(119,355)	562,831	>100%
Income tax expense	178,780	7,276	171,504	>100%

Net income (loss)	264,696	(126,631)	391,327	>100%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	44,827	(6,817)	51,644	>100%
Net income (loss) attributable to TDS shareholders	219,869	(119,814)	339,683	>100%
Preferred dividend requirement	(37)	(37)	–	-
Net income (loss) available to common shareholders	$219,832	$(119,851)	$339,683	>100%

(1)	Consists of corporate and other operations and intercompany eliminations.

(2)

Compared to U.S. Cellular, TDS recognized an incremental gain of $11.9 million on the Tower Sale in the nine months ended September 30, 2015 as a result of a lower basis in the assets disposed. See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.  In 2014, TDS recognized expenses of $20.8 million related to exit and disposal activities due to a License Purchase and Customer Recommendation Agreement between U.S. Cellular and Airadigm.

Operating revenues and expenses

See Results of Operations — U.S. Cellular and Results of Operations — TDS Telecom below for factors that affected consolidated Operating revenues and expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) through U.S. Cellular contributed $58.1 million and $57.8 million to Equity in earnings of unconsolidated entities in 2015 and 2014, respectively.

Interest and dividend income

Interest and dividend income increased due to imputed interest income recognized on equipment installment plans of $23.8 million and $3.4 million in 2015 and 2014, respectively. See Note 3 — Equipment Installment Plans in the Notes to the Consolidated Financial Statements for additional information.

Interest expense

The increase in interest expense was due primarily to U.S. Cellular’s issuance of $275 million of 7.25% Senior Notes in December 2014 and the $225 million Term Loan in July 2015.

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

	Nine Months Ended
	September 30,
	2015	2014
(Dollars in thousands)
Net income (loss) attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$38,506	$(3,454)
Noncontrolling shareholders’ or partners’	6,321	(3,363)
	$44,827	$(6,817)

RESULTS OF OPERATIONS — U.S. CELLULAR

TDS provides wireless telephone service through U.S. Cellular, an 84%-owned subsidiary.  U.S. Cellular owns, manages and invests in wireless markets throughout the United States.

Summary Operating Data for U.S. Cellular Consolidated Markets

As of or for Nine Months Ended September 30,	2015	2014
Retail Customers
Postpaid
Total at end of period	4,341,000	4,200,000
Gross additions	591,000	638,000
Net additions (losses)	43,000	(67,000)
ARPU(1)	$55.54	$56.87
ARPA(2)	$138.55	$132.19
Churn rate(3)	1.4%	1.9%
Smartphone penetration(4)	72%	62%
Prepaid
Total at end of period	380,000	350,000
Gross additions	209,000	214,000
Net additions	32,000	7,000
ARPU(1)	$35.88	$33.59
Churn rate(3)	5.4%	6.6%
Total customers at end of period	4,807,000	4,674,000
Billed ARPU(1)	$53.00	$53.47
Service revenue ARPU(1)	$59.29	$60.43
Smartphones sold as a percent of total handsets sold	87%	79%
Total Population
Consolidated markets(5)(7)	50,313,000	60,136,000
Consolidated operating markets(5)(7)	31,814,000	31,729,000
Market penetration at end of period
Consolidated markets(6)	10%	8%
Consolidated operating markets(6)	15%	15%
Capital expenditures (000s)	$334,942	$375,960
Total cell sites in service	6,246	6,209
Owned towers in service	3,957	4,487

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

(5)

During the third quarter of 2015, U.S. Cellular reassessed population statistics with respect to markets which U.S. Cellular consolidates and revised its calculations to more accurately accumulate such population statistics.  As a result, prior period population data and corresponding market penetration ratios were revised for markets that U.S. Cellular currently consolidates, or previously consolidated in the periods presented.  The decrease in the population of Consolidated markets is due primarily to the license exchange transactions of certain non-operating licenses in North Carolina in December 2014 and Illinois and Indiana in March 2015.  Total Population is used only to calculate market penetration of consolidated markets and consolidated operating markets, respectively. See footnote (6) below.

(6)

Market penetration is calculated by dividing the number of wireless customers at the end of the period by the total population of consolidated markets and consolidated operating markets, respectively, as estimated by Claritas.

(7)	As licenses awarded in Auction 97 have not yet been granted, population statistics related to such licenses have not been included in the population data.

Components of Operating Income (Loss)

				Percentage
Nine Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands)
Retail service	$2,278,049	$2,254,716	$23,333	1%
Inbound roaming	148,542	174,283	(25,741)	(15)%
Other	121,953	119,150	2,803	2%
Service revenues	2,548,544	2,548,149	395	-
Equipment sales	461,274	335,854	125,420	37%
Total operating revenues	3,009,818	2,884,003	125,815	4%

System operations (excluding Depreciation, amortization and accretion reported below)	585,935	567,488	18,447	3%
Cost of equipment sold	779,228	850,314	(71,086)	(8)%
Selling, general and administrative	1,106,524	1,197,361	(90,837)	(8)%
Depreciation, amortization and accretion	450,035	465,042	(15,007)	(3)%
(Gain) loss on asset disposals, net	12,268	16,774	(4,506)	(27)%
(Gain) loss on sale of business and other exit costs, net	(113,825)	(27,694)	(86,131)	>(100)%
(Gain) loss on license sales and exchanges, net	(146,884)	(91,446)	(55,438)	(61)%
Total operating expenses	2,673,281	2,977,839	(304,558)	(10)%
Operating income (loss)	$336,537	$(93,836)	$430,373	>100%

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

Retail service revenues

Retail service revenues increased due primarily to the growth in U.S. Cellular’s average customer base, offset by a decrease in billed ARPU, net of the impact of revenues recognized from expired rewards points.

Billed ARPU decreased to $53.00 in 2015 from $53.47 in 2014, reflecting a decrease in postpaid ARPU of $1.33 due primarily to discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal, partially offset by the growth in customers, increased adoption of shared data plans and the $1.50 postpaid ARPU impact of the revenue recognized from expired rewards points.

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

Inbound roaming revenues

Inbound roaming revenues decreased due primarily to lower rates for both voice and data traffic and lower volumes for voice traffic.

Other revenues

Other revenues increased due primarily to increases in revenues from spectrum leases and mobile applications.

Revenues representing amounts received from the Federal USF in 2015 were $69.1 million, which remained flat year over year.  Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s current Federal USF support is being phased down at the rate of 20% per year beginning July 1, 2012.  The Phase II Mobility Fund was not operational as of July 2014 and therefore, as provided by the Reform Order, the phase down was suspended at 60% of the baseline amount.  U.S. Cellular will continue to receive USF support at the 60% level until the FCC takes further action.  At this time, U.S. Cellular cannot predict what changes that the FCC might make to the USF high cost support program and, accordingly, cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

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

Equipment sales revenues increased due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans and a mix shift to smartphones and connected devices) and an increase in sales of accessories, partially offset by a decrease in total devices sold of 9%.  Equipment sales revenues in 2015 include $226.1 million related to equipment installment plan sales compared to $111.8 million in 2014.  See Note 3 — Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional information.

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

Key components of the net change in System operations expenses were as follows:

  Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $21.7 million, or 16%, due primarily to an increase in data roaming usage.
  Maintenance, utility and cell site expenses increased $13.9 million, or 5%, driven primarily by an increase in cell site and switch maintenance.
  Customer usage expenses decreased by $17.1 million, or 11% , driven by lower fees for platform and content providers and a decrease in toll message charges driven by rate reductions.

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

Cost of equipment sold

Cost of equipment sold decreased due primarily to a 9% reduction in the total number of devices sold and a slight decrease in the average cost per device sold due to lower costs from original equipment manufacturers, partially offset by higher sales of accessories.  Cost of equipment sold in 2015 includes $300.7 million related to equipment installment plan sales compared to $160.9 million in 2014.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $318.0 million and $514.5 million for 2015 and 2014, respectively.  The $196.5 million decrease in loss on equipment was driven by a reduction in the total number of devices sold and a higher mix of equipment installment plan sales which have a lower loss per device. During the nine months ended September 30, 2015 and 2014, 43% and 20% of total devices sold to postpaid customers were made under equipment installment plans, respectively. In addition, lower handset sales contributed to the decline in loss on equipment.

U.S. Cellular expects loss on equipment to continue to be a significant cost in the foreseeable future as iconic data-centric wireless devices continue to increase in cost and wireless carriers continue to experience competitive pricing pressures.  However, U.S. Cellular expects sales of devices under equipment installment plans will offset loss on equipment to some degree.

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

Key components of the net change in Selling, general and administrative expenses were as follows:

  Selling and marketing expense decreased by $22.9 million, or 4%, due primarily to decreases in labor and commissions expenses, partially offset by increases in advertising expenses.
  General and administrative expense decreased by $67.9 million, or 10%, due primarily to lower consulting expenses related to the billing system updates and customer service operations and lower rates for roaming administration.

Depreciation, amortization and accretion expenses

Depreciation, amortization and accretion decreased due primarily to the cessation of depreciation related to the Divestiture Transaction and by certain assets becoming fully depreciated, partially offset by an increase in amortization expense related to billing system updates.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2015 and 2014 due primarily to write-offs and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2015 was due primarily to a $107.7 million gain recognized from the Tower Sale.  The net gain in 2014 resulted from the continuing impact of the Divestiture Transaction.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges, net

The net gain in 2015 was due primarily to the license exchange of certain of U.S. Cellular’s PCS licenses for certain other PCS licenses and cash in March 2015.  The net gain in 2014 resulted from the sale of the St. Louis area non-operating market license and the license exchange in Milwaukee.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS — TDS TELECOM

TDS Telecom provides broadband, video and voice telecommunications services in its Wireline and Cable segments, and provides hosted and managed services in its HMS segment.

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

The following table summarizes customer connections for TDS Telecom’s Wireline and Cable operations:

As of or for the Nine Months Ended September 30,		2015	2014	Change
Wireline
	Residential connections
	Voice (1)	325,900	340,300	(14,400)
	Broadband (2)	231,600	231,600	–
	IPTV (3)	30,300	20,700	9,600
	Wireline residential connections	587,800	592,600	(4,800)

	Total residential revenue per connection (4)	$42.42	$41.10	$1.32

	Commercial connections
	Voice (1)	176,700	199,300	(22,600)
	Broadband (2)	23,000	25,300	(2,300)
	managedIP (5)	145,900	137,700	8,200
	Wireline commercial connections	345,600	362,300	(16,700)

	Total Wireline connections	933,400	954,900	(21,500)

Cable
	Cable connections
	Video (6)	108,300	109,100	(800)
	Broadband (7)	114,600	106,400	8,200
	Voice (7)	54,000	41,800	12,200
	Cable connections	276,900	257,300	19,600

(1)	The individual circuit connecting customers to TDS Telecom’s central office facilities.

(2)	The number of customers provided high-capacity data circuits via various technologies, including DSL and dedicated internet circuit technologies.

(3)	The number of customers provided video services using IP networking technology.

(4)	Total residential revenue per connection is calculated by dividing the average residential revenue for the period by the average number of residential connections for the period.

(5)	The number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.

(6)

Generally, a home or business receiving video programming counts as one video connection.  In counting bulk residential or commercial connections, such as an apartment building or a hotel, connections are counted based on the number of units/rooms within the building receiving service.

(7)	Broadband and voice connections reflect billable number of lines into a building for high speed data and voice services, respectively.

TDS Telecom

Components of Operating Income (Loss)

				Percentage
Nine Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands)
Operating revenues
Wireline	$527,161	$536,289	$(9,128)	(2)%
Cable	132,044	73,506	58,538	80%
HMS	218,189	198,587	19,602	10%
Intra-company elimination	(3,222)	(1,959)	(1,263)	(64)%
Total operating revenues	874,172	806,423	67,749	8%

Operating expenses
Wireline	459,987	460,647	(660)	-
Cable	125,725	73,816	51,909	70%
HMS	227,804	300,056	(72,252)	(24)%
Intra-company elimination	(3,222)	(1,959)	(1,263)	(64)%
Total operating expenses	810,294	832,560	(22,266)	(3)%

Total operating income (loss)	$63,878	$(26,137)	$90,015	>100%

The Wireline business has continued to experience secular declines in its legacy revenues which have not been offset by new product revenues.  Increases in Cable and HMS revenues due to acquisitions and organic growth have contributed to overall growth in revenues.  In 2014, an $84.0 million impairment loss on the carrying value of the HMS goodwill was recognized.

Wireline Operations

Components of Operating Income

				Percentage
Nine Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues
Residential	$224,470	$219,766	$4,704	2%
Commercial	166,197	172,631	(6,434)	(4)%
Wholesale	135,016	142,483	(7,467)	(5)%
Total service revenues	525,683	534,880	(9,197)	(2)%
Equipment and product sales	1,478	1,409	69	5%
Total operating revenues	527,161	536,289	(9,128)	(2)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	188,727	192,777	(4,050)	(2)%
Cost of equipment and products	1,675	1,793	(118)	(7)%
Selling, general and administrative	144,931	140,855	4,076	3%
Depreciation, amortization and accretion	124,440	125,921	(1,481)	(1)%
(Gain) loss on asset disposals, net	3,373	1,502	1,871	>100%
(Gain) loss on sale of business and other exit costs, net	(3,159)	(2,201)	(958)	(44)%
Total operating expenses	459,987	460,647	(660)	-
Total operating income	$67,174	$75,642	$(8,468)	(11)%

Residential revenues, which consist of broadband, video, and voice services, increased in 2015 as growth in data and IPTV more than offset the decline in legacy voice services.  A 3% increase in average revenue per residential connection driven by price increases for broadband and video services, growth in customers opting for faster broadband speeds and growth in customers selecting higher tier IPTV packages increased revenues $3.3 million. IPTV average connections grew 56% increasing revenues $6.9 million, while legacy voice connections declined by 4% decreasing revenues by $3.8 million.

Commercial revenues, which consist of broadband and voice services and sales and installation of IP-based telecommunication systems, decreased in 2015.  Declining legacy voice and data connections reduced revenues $10.7 million, while 8% growth in average managedIP connections increased commercial revenue $4.5 million.

Wholesale revenues, which represent compensation from other carriers for utilizing TDS Telecom’s network infrastructure and federal and state regulatory recoveries, decreased in 2015 due primarily to a $2.6 million reduction in revenues received through inter-state and intra-state regulatory mechanisms and $1.1 million due to a 10% reduction in intra-state minutes-of-use.

Cost of services decreased in 2015 due primarily to $9.6 million in reduced costs of provisioning circuits, purchasing unbundled network elements and providing long-distance services, offset by $5.5 million in increased charges related to the growth in IPTV.

Selling, general and administrative expense increased in 2015 due to $2.3 million of employee-related expenses and a $1.9 million increase in Federal Universal Service Fund contribution expense.

The divestiture of certain wireline companies resulted in a Gain on sale of business and other exit costs, net in 2015 and 2014.

Cable Operations

Components of Operating Income (Loss)

				Percentage
Nine Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues
Residential	$104,847	$59,396	$45,451	77%
Commercial	26,920	14,110	12,810	91%
Total service revenues	131,767	73,506	58,261	79%
Equipment and product sales	277	–	277	N/M
Total operating revenues	132,044	73,506	58,538	80%

Cost of services (excluding Depreciation, amortization and accretion reported below)	59,342	35,000	24,342	70%
Cost of equipment and products	100	–	100	N/M
Selling, general and administrative	40,735	22,611	18,124	80%
Depreciation, amortization and accretion	26,109	15,089	11,020	73%
(Gain) loss on asset disposals, net	(561)	1,116	(1,677)	>(100)%
Total operating expenses	125,725	73,816	51,909	70%
Total operating income (loss)	$6,319	$(310)	$6,629	>100%

N/M - Not Meaningful

Changes in operating revenues and operating expenses in 2015 are due primarily to acquisitions.  Acquisitions contributed $55.5 million to operating revenues.  The remaining increase is due primarily to an increase in residential connections. Acquisitions contributed $43.8 million to operating expenses.  The remaining increase is due to higher advertising, plant maintenance and programming content costs.

HMS Operations

Components of Operating Income (Loss)

				Percentage
Nine Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues	$88,311	$82,757	$5,554	7%
Equipment and product sales	129,878	115,830	14,048	12%
Total operating revenues	218,189	198,587	19,602	10%

Cost of services (excluding Depreciation, amortization and accretion reported below)	63,145	57,689	5,456	9%
Cost of equipment and products	108,777	98,161	10,616	11%
Selling, general and administrative	36,105	39,935	(3,830)	(10)%
Depreciation, amortization and accretion	19,798	20,195	(397)	(2)%
Loss on impairment of assets	–	84,000	(84,000)	N/M
(Gain) loss on asset disposals, net	(21)	76	(97)	>(100)%
Total operating expenses	227,804	300,056	(72,252)	(24)%
Total operating income (loss)	$(9,615)	$(101,469)	$91,854	91%

N/M - Not Meaningful

Growth in recurring services and increases in professional services and maintenance resulted in an increase in Service revenues in 2015.  Equipment and product sales revenues from sales of IT infrastructure hardware solutions increased in 2015 due to higher spending by existing customers.  There was a corresponding increase in Cost of equipment and products and Cost of services needed to support revenue growth.

As a result of interim testing performed during the third quarter of 2014, TDS determined the carrying value of the HMS goodwill exceeded the implied fair value of goodwill.  As a result, an $84.0 million impairment loss was recognized.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

RESULTS OF OPERATIONS — CONSOLIDATED

				Percentage
Three Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands, except per share amounts)
Operating revenues
U.S. Cellular	$1,068,906	$1,000,419	$68,487	7%
TDS Telecom	299,374	273,157	26,217	10%
All other (1)	5,518	6,447	(929)	(14)%
Total operating revenues	1,373,798	1,280,023	93,775	7%
Operating expenses
U.S. Cellular	991,181	1,051,773	(60,592)	(6)%
TDS Telecom	282,430	336,553	(54,123)	(16)%
All other (1) (2)	6,753	17,112	(10,359)	(61)%
Total operating expenses	1,280,364	1,405,438	(125,074)	(9)%
Operating income (loss)
U.S. Cellular	77,725	(51,354)	129,079	>100%
TDS Telecom	16,944	(63,396)	80,340	>100%
All other (1) (2)	(1,235)	(10,665)	9,430	88%
Total operating income (loss)	93,434	(125,415)	218,849	>100%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	39,770	36,081	3,689	10%
Interest and dividend income	9,617	4,526	5,091	>100%
Interest expense	(35,043)	(27,170)	(7,873)	(29)%
Other, net	(56)	69	(125)	>(100)%
Total investment and other income (expense)	14,288	13,506	782	6%

Income (loss) before income taxes	107,722	(111,909)	219,631	>100%
Income tax expense	45,327	9,290	36,037	>100%

Net income (loss)	62,395	(121,199)	183,594	>100%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	11,312	(5,169)	16,481	>100%
Net income (loss) attributable to TDS shareholders	51,083	(116,030)	167,113	>100%
Preferred dividend requirement	(12)	(12)	–	-
Net income (loss) available to common shareholders	$51,071	$(116,042)	$167,113	>100%

(1)	Consists of corporate and other operations and intercompany eliminations.

(2)	In 2014, TDS recognized expenses of $7.7 million related to exit and disposal activities due to a License Purchase and Customer Recommendation Agreement between U.S. Cellular and Airadigm.

Operating Revenues and Expenses

See Results of Operations — U.S. Cellular and Results of Operations — TDS Telecom below for factors that affected consolidated Operating Revenues and Expenses.

Equity in earnings of unconsolidated entities

TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) through U.S. Cellular contributed $18.8 million and $18.2 million to Equity in earnings of unconsolidated entities in 2015 and 2014, respectively.

Interest and dividend income

Interest and dividend income increased due to imputed interest income recognized on equipment installment plans of $9.0 million and $2.7 million in 2015 and 2014, respectively. See Note 3 — Equipment Installment Plans in the Notes to the Consolidated Financial Statements for additional information.

Interest expense

The increase in interest expense was due primarily to U.S. Cellular’s issuance of $275 million of 7.25% Senior Notes in December 2014 and the $225 million Term Loan in July 2015.

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

	Three Months Ended
	September 30,
	2015	2014
(Dollars in thousands)
Net income (loss) attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$10,191	$(3,524)
Noncontrolling shareholders’ or partners’	1,121	(1,645)
	$11,312	$(5,169)

RESULTS OF OPERATIONS — U.S. CELLULAR

Components of Operating Income (Loss)

				Percentage
Three Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands)
Retail service	$796,821	$743,798	$53,023	7%
Inbound roaming	59,169	66,577	(7,408)	(11)%
Other	39,970	40,688	(718)	(2)%
Service revenues	895,960	851,063	44,897	5%
Equipment sales	172,946	149,356	23,590	16%
Total operating revenues	1,068,906	1,000,419	68,487	7%

System operations (excluding Depreciation, amortization and accretion reported below)	198,982	199,750	(768)	-
Cost of equipment sold	287,256	307,862	(20,606)	(7)%
Selling, general and administrative	374,585	397,545	(22,960)	(6)%
Depreciation, amortization and accretion	152,369	148,952	3,417	2%
(Gain) loss on asset disposals, net	2,618	7,947	(5,329)	(67)%
(Gain) loss on sale of business and other exit costs, net	(643)	(10,283)	9,640	94%
(Gain) loss on license sales and exchanges, net	(23,986)	–	(23,986)	N/M
Total operating expenses	991,181	1,051,773	(60,592)	(6)%
Operating income (loss)	$77,725	$(51,354)	$129,079	>100%

N/M - Not meaningful

Operating Revenues

Retail service revenues

Retail service revenues increased due primarily to the growth in U.S. Cellular’s average customer base and an increase in billed ARPU, including the impact of revenue recognized from expired rewards points.

Billed ARPU increased to $55.42 in 2015 from $53.24 in 2014, reflecting an increase in postpaid ARPU of $1.75 to $58.12 due to increased adoption of shared data plans and the $4.48 postpaid ARPU impact of the expired rewards points, partially offset by discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal.

Inbound roaming revenues

Inbound roaming revenues decreased due primarily to lower rates for both voice and data and a decline in voice volume.

Other revenues

Other revenues decreased due primarily to a decrease in tower rent revenue due to the Tower Sale, partially offset by increases in revenue from spectrum leases and mobile applications.  Revenues representing amounts received from the Federal USF in 2015 were $23.0 million, which remained flat year over year.

Equipment sales revenues

Equipment sales revenues increased due primarily to an increase in average revenue per device sold (including the impact of sales under equipment installment plans and a mix shift to smartphones and connected devices) and an increase in sales of accessories, partially offset by a decrease in total devices sold of 3%.  Equipment sales revenues in 2015 include $89.2 million related to equipment installment plan sales compared to $78.2 million in 2014.  See Note 3 — Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional information.

Operating Expenses

System operations expenses (excluding Depreciation, amortization and accretion)

Key components of the net change in System operations expenses were as follows:

  Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming increased $2.1 million, or 4%, due primarily to an increase in data roaming usage.
  Maintenance, utility and cell site expenses increased $5.4 million, or 6%, driven primarily by an increase in cell site and switch maintenance and repairs.
  Customer usage expenses decreased by $8.4 million, or 15%, driven by lower fees for platform and content providers, lower fixed usage costs due to circuit disconnections and lower net LTE migration costs, and a decrease in toll message charges driven by rate reductions.

Cost of equipment sold

Cost of equipment sold decreased due primarily to a 3% decrease in the total number of devices sold and a decrease in the average cost per device sold due to lower costs from original equipment manufacturers, slightly offset by higher sales of accessories. Cost of equipment sold in 2015 includes $109.3 million related to equipment installment plan sales compared to $113.5 million in 2014.

U.S. Cellular's loss on equipment, defined as equipment sales revenues less cost of equipment sold, was $114.3 million and $158.5 million for 2015 and 2014, respectively.  The $44.2 million decrease in loss on equipment was driven by higher equipment installment plan sales which have a lower loss per device. In addition, lower handset sales contributed to the decline in loss on equipment.

Selling, general and administrative expenses

Key components of the net change in Selling, general and administrative expenses were as follows:

  Selling and marketing expense decreased by $6.3 million, or 3%, due primarily to decreases in labor and commissions, partially offset by increases in advertising expenses.
  General and administrative expense decreased by $16.6 million, or 8%, due primarily to lower consulting expenses related to the billing system updates and customer service operations and lower rates for roaming administration.

(Gain) loss on asset disposals, net

(Gain) loss on asset disposals, net was a loss in both 2015 and 2014 due primarily to write-offs and disposals of certain network assets.

(Gain) loss on sale of business and other exit costs, net

The net gains in 2015 and in 2014 were due primarily to the continuing impact of the Divestiture Transaction.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

(Gain) loss on license sales and exchanges, net

The net gain in 2015 was due primarily to the license exchange of certain of U.S. Cellular’s PCS and AWS licenses for certain other PCS and AWS licenses and cash.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS – TDS TELECOM

TDS Telecom

Components of Operating Income (Loss)

				Percentage
Three Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands)
Operating revenues
Wireline	$175,056	$178,075	$(3,019)	(2)%
Cable	43,860	28,519	15,341	54%
HMS	81,642	67,543	14,099	21%
Intra-company elimination	(1,184)	(980)	(204)	(21)%
Total operating revenues	299,374	273,157	26,217	10%

Operating expenses
Wireline	157,241	151,428	5,813	4%
Cable	42,871	29,396	13,475	46%
HMS	83,502	156,709	(73,207)	(47)%
Intra-company elimination	(1,184)	(980)	(204)	(21)%
Total operating expenses	282,430	336,553	(54,123)	(16)%

Total operating income (loss)	$16,944	$(63,396)	$80,340	>100%

The Wireline business has continued to experience secular declines in its legacy revenues which have not been offset by new product revenues.  Increases in Cable and HMS revenues due to acquisitions and organic growth have contributed to overall growth in revenues. In 2014, an $84.0 million impairment loss on the carrying value of the HMS goodwill was recognized.

Wireline Operations

Components of Operating Income

				Percentage
Three Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues
Residential	$75,508	$73,901	$1,607	2%
Commercial	55,039	57,179	(2,140)	(4)%
Wholesale	44,032	46,570	(2,538)	(5)%
Total service revenues	174,579	177,650	(3,071)	(2)%
Equipment and product sales	477	425	52	12%
Total operating revenues	175,056	178,075	(3,019)	(2)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	63,696	64,072	(376)	(1)%
Cost of equipment and products	515	829	(314)	(38)%
Selling, general and administrative	50,062	46,627	3,435	7%
Depreciation, amortization and accretion	41,228	41,358	(130)	-
(Gain) loss on asset disposals, net	1,845	743	1,102	>100%
(Gain) loss on sale of business and other exit costs, net	(105)	(2,201)	2,096	95%
Total operating expenses	157,241	151,428	5,813	4%
Total operating income	$17,815	$26,647	$(8,832)	(33)%

Residential revenues increased in 2015 as growth in data and IPTV more than offset the decline in legacy voice services.  IPTV average connections grew 48% increasing revenues $2.3 million, while legacy voice connections declined by 3% decreasing revenues by $1.1 million.  A 3% increase in average revenue per residential connection increased revenues $1.2 million.

Commercial revenues decreased in 2015 as declining legacy voice and data connections reduced revenues $3.4 million, while 7% growth in average managedIP connections increased commercial revenues $1.3 million.

Cost of services decreased in 2015 due primarily to $3.1 million in reduced costs of provisioning circuits, purchasing unbundled network elements and providing long-distance services, offset by $1.8 million in increased charges related to the growth in IPTV.

Selling, general and administrative expense increased in 2015 due to an increase in Federal Universal Service Fund contribution expense.  Increases in employee related expenses, bad debts and property taxes made up the majority of the remaining increase.

The divestiture of certain wireline companies resulted in a Gain on sale of business and other exit costs, net in 2015 and 2014.

Cable Operations

Components of Operating Income (Loss)

				Percentage
Three Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues
Residential	$34,888	$22,921	$11,967	52%
Commercial	8,853	5,598	3,255	58%
Total service revenues	43,741	28,519	15,222	53%
Equipment and product sales	119	–	119	N/M
Total operating revenues	43,860	28,519	15,341	54%

Cost of services (excluding Depreciation, amortization and accretion reported below)	19,545	12,651	6,894	54%
Cost of equipment and products	25	–	25	N/M
Selling, general and administrative	14,346	9,948	4,398	44%
Depreciation, amortization and accretion	8,530	6,171	2,359	38%
(Gain) loss on asset disposals, net	425	626	(201)	(32)%
Total operating expenses	42,871	29,396	13,475	46%
Total operating income (loss)	$989	$(877)	$1,866	>100%

N/M - Not Meaningful

Changes in operating revenues and operating expenses in 2015 are due primarily to acquisitions. Acquisitions contributed $14.2 million to operating revenues. The remaining increase is due primarily to an increase in residential connections. Acquisitions contributed $11.5 million to operating expenses. The remaining increase is due to higher advertising, plant maintenance and programming content costs.

HMS Operations

Components of Operating Income (Loss)

				Percentage
Three Months Ended September 30,	2015	2014	Change	Change
(Dollars in thousands)
Service revenues	$30,428	$27,806	$2,622	9%
Equipment and product sales	51,214	39,737	11,477	29%
Total operating revenues	81,642	67,543	14,099	21%

Cost of services (excluding Depreciation, amortization and accretion reported below)	21,163	19,442	1,721	9%
Cost of equipment and products	43,081	33,819	9,262	27%
Selling, general and administrative	12,446	12,724	(278)	(2)%
Depreciation, amortization and accretion	6,790	6,726	64	1%
Loss on impairment of assets	–	84,000	(84,000)	N/M
(Gain) loss on asset disposals, net	22	(2)	24	>100%
Total operating expenses	83,502	156,709	(73,207)	(47)%
Total operating income (loss)	$(1,860)	$(89,166)	$87,306	98%

N/M - Not Meaningful

Growth in recurring services and increases in professional services and maintenance resulted in an increase in Service revenues in 2015.  Equipment and product sales revenues from sales of IT infrastructure hardware solutions increased in 2015 due to higher spending by existing customers.  There was a corresponding increase in Cost of equipment and products and Cost of services needed to support revenue growth.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

TDS operates a capital- and marketing-intensive business. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The table below and the following discussion summarize TDS' cash flow activities for the nine months ended September 30, 2015 and 2014.

	2015	2014
(Dollars in thousands)
Cash flows from (used in):
Operating activities	$726,918	$496,211
Investing activities	(513,712)	(670,840)
Financing activities	180,318	(82,318)
Net increase (decrease) in cash and cash equivalents	$393,524	$(256,947)

Cash Flows from Operating Activities

An increase in cash flows from operating activities was due primarily to improved net income and working capital factors.  Future cash flows from operating activities may be impacted by distributions from investments in unconsolidated entities.  Distributions from unconsolidated entities in 2015 and 2014 were $45.0 million and $74.9 million, respectively.  U.S. Cellular holds a 5.5% ownership interest in the LA Partnership.  U.S. Cellular has been informed by the general partner of the LA Partnership that, in connection with the acquisition of a spectrum license covering the LA Partnership’s market in FCC Auction 97, the LA Partnership will not make a cash distribution in 2015.  Notwithstanding the lack of a cash distribution, U.S. Cellular will be obligated to make tax payments on its share of any taxable income reported by the LA Partnership in 2015 and beyond.  U.S. Cellular currently expects that it might receive a cash distribution in the latter half of 2016, although the amount of any such distribution is uncertain.  During the nine months ended September 30, 2014 and the twelve months ended December 31, 2014, U.S. Cellular received cash distributions of $35.8 million and $60.5 million, respectively, from the LA Partnership.

TDS’ future federal income tax liabilities associated with the benefits realized in prior periods from bonus depreciation are accrued as a component of Net deferred income tax liability (noncurrent) in the Consolidated Balance Sheet.  Currently, there is no federal bonus depreciation deduction allowed for 2015 and future periods.  Therefore, depending on TDS’ future pretax income levels, TDS’ federal income tax payments could increase in 2015 and remain at a higher level for several years as the amount of TDS’ federal tax depreciation deductions decrease.  This expectation of potentially higher federal income tax payments in 2015 and subsequent years assumes that federal bonus depreciation provisions are not enacted in 2015 or future periods.  To the extent further federal bonus depreciation provisions are enacted, this expectation would change and may have an impact on the overall level of operating cash flows in the future.

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

Cash used for additions to property, plant and equipment totaled $558.1 million in 2015 and $553.7 million in 2014, and is reported in the Consolidated Statement of Cash Flows.

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, in the nine months ended September 30, 2015 and 2014 were as follows:

Capital expenditures	2015	2014
(Dollars in thousands)
U.S. Cellular	$334,942	$375,960
TDS Telecom
Wireline	90,517	84,511
Cable	36,575	20,998
HMS	19,341	23,179
TDS Telecom total	146,433	128,688
Corporate and Other	5,570	3,856
Total	$486,945	$508,504

See Capital Expenditures below for additional information on Capital expenditures.

During 2015, a $278.3 million payment was made by Advantage Spectrum L.P. to the FCC for licenses for which it was the provisional winning bidder.  See Note 6 — Acquisitions, Divestitures and Exchanges and Note 10 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Cash received from Divestitures and Exchanges, which is a component of cash flows from investing activities in the Consolidated Statement of Cash Flows, is shown below.

	2015	2014
(Dollars in thousands)
U.S. Cellular licenses	$145,000	$91,789
U.S. Cellular businesses (1)	169,352	52,012
TDS Telecom wireline businesses	10,400	7,568
Other	20	–
Total	$324,772	$151,369

(1)	Amount includes cash proceeds received from the sale of 359 towers and reimbursements related to the Divestiture Transaction.

See Note 6— Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these divestitures.

Cash Flows from Financing Activities

Cash flows from financing activities include proceeds from and repayments of long-term debt, dividends to shareholders, distributions to noncontrolling interests, cash used to repurchase Common Shares and cash proceeds from reissuance of Common Shares pursuant to stock-based compensation plans.  In July 2015, U.S. Cellular borrowed $225 million on its Term Loan.  See Financing section below for additional discussion.

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

Nine Months Ended September 30,	2015	2014
(Dollars in thousands)
Cash flows from operating activities	$726,918	$496,211
Add: Sprint Cost Reimbursement (1)	27,596	52,012
Less: Cash used for additions to property, plant and equipment	558,112	553,718
Adjusted free cash flow	$196,402	$(5,495)

(1)	See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to the Sprint Cost Reimbursement.

See Cash Flows from Operating Activities and Cash Flows from Investing Activities for additional information related to the components of Adjusted free cash flow.

LIQUIDITY

TDS believes that existing cash and investment balances, funds available under its revolving credit facilities, and expected cash flows from operating and investing activities provide substantial liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements.  However, these resources may not be adequate to fund all future expenditures that the companies could potentially elect to make such as acquisitions of spectrum licenses in FCC auctions and other acquisition, construction and development programs.  It may be necessary from time to time to increase the size of the existing revolving credit facilities, to put in place new credit facilities, or to obtain other forms of financing in order to fund these potential expenditures.  To the extent that sufficient funds are not available to TDS or its subsidiaries on terms or at prices acceptable to TDS, it could require TDS to reduce its acquisition, capital expenditure, business development and share repurchase programs.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid investments with original maturities of three months or less.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  At September 30, 2015, the majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

As of September 30, 2015, TDS and U.S. Cellular’s unused capacity under their revolving credit facilities was $399.4 million and $282.5 million, respectively.  These credit facilities mature in December 2017.  In July 2015, U.S. Cellular borrowed $225 million on the Term Loan.  TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit facilities and Term Loan as of September 30, 2015.

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

Variable Interest Entities

TDS consolidates certain entities because they are “variable interest entities” under accounting principles generally accepted in the United States of America (“GAAP”). See Note 10 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

U.S. Cellular currently provides 4G LTE service in conjunction with King Street Wireless L.P. Aquinas Wireless L.P. has not yet developed long-term business plans.  Advantage Spectrum L.P. will develop its long-term business plans after it is granted licenses by the FCC.  These licenses have not yet been granted.

Common Share Repurchase Programs

In the past year, TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Common Shares, in each case subject to any available repurchase program.  For additional information related to the current TDS and U.S. Cellular repurchase authorizations and repurchases made during 2015 and 2014, see Note 12 — Common Share Repurchases in the Notes to Consolidated Financial Statements and Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2014 and September 30, 2015 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2014, except for U.S. Cellular’s borrowing of $225 million under the Term Loan in July 2015.  See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2014.  There were no material changes to TDS’ application of critical accounting policies and estimates during the nine months ended September 30, 2015.

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
  TDS has experienced and, in the future, expects to experience cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on TDS' business, financial condition or results of operations.
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2014 for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt. There have been no material changes to such information since December 31, 2014, except for U.S. Cellular’s borrowing of $225 million under the Term Loan in July 2015.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2015.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2015, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures.  As previously disclosed in TDS’ Form 10-K for the year ended December 31, 2014, U.S. Cellular entered into certain arrangements in the latter part of the fourth quarter of 2014 pursuant to which U.S. Cellular now outsources certain support functions for its Billing and Operational Support System (“B/OSS”) to a third-party vendor.  In accordance with this change and effective January 1, 2015, U.S. Cellular is placing reliance on certain third-party controls with respect to the B/OSS environment.  There have been no other changes in internal controls over financial reporting that have occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

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

The maximum dollar value of shares that may yet be purchased under the program was $201.2 million as of September 30, 2015.  There were no purchases made by or on behalf of TDS, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

The following is additional information with respect to the Common Share authorization:

  The date the program was announced was August 2, 2013 by Form 8-K.
  The amount approved was up to $250 million in aggregate purchase price of TDS Common Shares.
  The program does not have an expiration date.
  The authorization did not expire during the third quarter of 2015.
  TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2015.

Item 5.  Other Information.

                The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit facilities in the third quarter of 2015 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit facilities as of September 30, 2015 or as of the filing date of this Form 10-Q.

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

  The following information is being provide pursuant to Item 407(c)(3) of Regulation S-K:

The following briefly describes amendments to TDS’ Bylaws effective August 19, 2015 that made changes to TDS’ shareholder nomination procedures:

                  Section 1.13 was amended to change the time periods during which a shareholder may notify TDS that it intends to nominate a person for election as a director at an annual meeting of shareholders. As amended, notice of nominations by shareholders intended to be presented at the 2016 Annual Meeting must now be received by TDS at its principal executive offices not earlier than December 19, 2015 (previously January 22, 2016) and not later than the close of business on January 18, 2016 (previously February 19, 2016) for consideration at the 2016 Annual Meeting. These dates are 120 calendar days and 90 calendar days, respectively, before the anniversary date of the date of filing with the SEC of the 2015 Proxy Statement on April 17, 2015 (previously before the anniversary date of the date of the 2015 Annual Meeting of May 21, 2015). However, if the date of the 2016 Annual Meeting is changed by more than 30 calendar days before or after May 21, 2016 (the one year anniversary date of the 2015 Annual Meeting), different provisions will apply as set forth in the TDS Bylaws.

                  Section 1.14 was amended to require any shareholder who submits a notice of nomination of a person for election as a director to provide information relating to whether that person has received, is receiving or will receive, directly or indirectly, any compensation or other interest or benefit from any third party other than TDS, including from the nominating shareholder, in connection with such person’s nomination or service as a director of TDS if elected.

                  Section 1.15 was amended to provide that the Questionnaire to be completed by a director candidate would also include a question relating to the matters in the preceding paragraph, and was also amended to provide that TDS may make arrangements for director candidates to be interviewed by directors of TDS or other persons designated by the Corporate Governance and Nominating Committee.

The foregoing description is qualified by reference to the copy of the amended Bylaws attached as Exhibit 3.1 to TDS’ Current Report on Form 8-K dated August 19, 2015 and filed August 25, 2015.

Item 6.  Exhibits.

Exhibit 3.1— Restated Bylaws of TDS effective August 19, 2015, are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated August 19, 2015.

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

Exhibit 10.5 — TDS 2015 Officer Bonus Program, is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated August 7, 2015.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	October 30, 2015	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	October 30, 2015	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President - Finance and Chief Accounting Officer (principal financial officer and principal accounting officer)

Date:	October 30, 2015	/s/ Douglas W. Chambers
Douglas W. Chambers, Vice President and Controller