Form 10-Q
period 2016-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2016-05-06
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-14157

TELEPHONE AND DATA SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)
Delaware				36-2669023
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

30 North LaSalle Street, Suite 4000, Chicago, Illinois 60602
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (312) 630-1900

						Yes	No

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

Large accelerated filer	[x]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class				Outstanding at March 31, 2016
Common Shares, $0.01 par value				101,822,914 Shares
Series A Common Shares, $0.01 par value				7,218,406 Shares

Part I.  Financial Information

Item 1.  Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,000	$1,073
Equipment and product sales	243	179
Total operating revenues	1,243	1,252

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	288	294
Cost of equipment and products	291	272
Selling, general and administrative	431	438
Depreciation, amortization and accretion	212	207
(Gain) loss on asset disposals, net	6	5
(Gain) loss on sale of business and other exit costs, net	–	(124)
(Gain) loss on license sales and exchanges, net	–	(123)
Total operating expenses	1,228	969

Operating income	15	283

Investment and other income (expense)
Equity in earnings of unconsolidated entities	35	35
Interest and dividend income	14	8
Interest expense	(41)	(34)
Total investment and other income	8	9

Income before income taxes	23	292
Income tax expense	13	116
Net income	10	176
Less: Net income attributable to noncontrolling
interests, net of tax	2	30
Net income attributable to TDS shareholders	8	146
TDS Preferred dividend requirement	–	–
Net income available to TDS common shareholders	$8	$146

Basic weighted average shares outstanding	109	108
Basic earnings per share available to TDS common shareholders	$0.07	$1.35

Diluted weighted average shares outstanding	110	109
Diluted earnings per share available to TDS common shareholders	$0.07	$1.33

Dividends per share to TDS shareholders	$0.148	$0.141

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
(Dollars in millions)
Net income	$10	$176
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Change in prior service cost	–	(1)
Comprehensive income	10	175
Less: Net income attributable to noncontrolling interests, net of tax	2	30
Comprehensive income attributable to TDS shareholders	$8	$145

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
(Dollars in millions)
Cash flows from operating activities
Net income	$10	$176
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	212	207
Bad debts expense	19	30
Stock-based compensation expense	9	8
Deferred income taxes, net	5	(47)
Equity in earnings of unconsolidated entities	(35)	(35)
Distributions from unconsolidated entities	14	13
(Gain) loss on asset disposals, net	6	5
(Gain) loss on sale of business and other exit costs, net	–	(124)
(Gain) loss on license sales and exchanges, net	–	(123)
Noncash interest expense	1	1
Changes in assets and liabilities from operations
Accounts receivable	20	21
Equipment installment plans receivable	(41)	(36)
Inventory	(1)	95
Accounts payable	39	(14)
Customer deposits and deferred revenues	(6)	13
Accrued taxes	63	252
Accrued interest	9	9
Other assets and liabilities	(78)	(96)
Net cash provided by operating activities	246	355

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(159)	(166)
Cash paid for acquisitions and licenses	–	(281)
Cash received from divestitures and exchanges	2	274
Other investing activities	–	3
Net cash used in investing activities	(157)	(170)

Cash flows from financing activities
Repayment of long-term debt	(3)	–
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	1	–
Repurchase of TDS Common Shares	(3)	–
Repurchase of U.S. Cellular Common Shares	(2)	(2)
Dividends paid to TDS shareholders	(16)	(15)
Payment of debt issuance costs	–	(3)
Other financing activities	3	(2)
Net cash used in financing activities	(20)	(22)

Net increase in cash and cash equivalents	69	163

Cash and cash equivalents
Beginning of period	985	472
End of period	$1,054	$635

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

 (Unaudited)

	March 31,	December 31,
	2016	2015
(Dollars in millions)
Current assets
Cash and cash equivalents	$1,054	$985
Accounts receivable
Due from customers and agents, less allowances of $44 and $49, respectively	700	705
Other, less allowances of $1 and $1, respectively	92	98
Inventory, net	160	158
Prepaid expenses	130	112
Income taxes receivable	5	70
Other current assets	32	30
Total current assets	2,173	2,158

Assets held for sale	26	–

Licenses	1,818	1,844
Goodwill	766	766
Franchise rights	244	244
Other intangible assets, net of accumulated amortization of $148 and $144, respectively	43	47
Investments in unconsolidated entities	423	402

Property, plant and equipment
In service and under construction	11,581	11,520
Less: Accumulated depreciation and amortization	7,902	7,756
Property, plant and equipment, net	3,679	3,764

Other assets and deferred charges	211	197

Total assets[1]	$9,383	$9,422

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	March 31,	December 31,
	2016	2015
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$14	$14
Accounts payable	355	349
Customer deposits and deferred revenues	283	288
Accrued interest	21	12
Accrued taxes	36	41
Accrued compensation	75	113
Other current liabilities	106	127
Total current liabilities	890	944

Deferred liabilities and credits
Net deferred income tax liability	905	900
Other deferred liabilities and credits	441	433

Long-term debt, net	2,437	2,440

Commitments and contingencies	–	–

Noncontrolling interests with redemption features	2	1

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 109 shares (7 Series A Common and 102 Common Shares)
Par Value ($.01 per share)	1	1
Capital in excess of par value	2,372	2,365
Treasury shares at cost:
24 and 24 Common Shares, respectively	(726)	(727)
Accumulated other comprehensive income (loss)	–	–
Retained earnings	2,479	2,487
Total TDS shareholders' equity	4,126	4,126

Preferred shares	1	1
Noncontrolling interests	581	577

Total equity	4,708	4,704

Total liabilities and equity[1]	$9,383	$9,422

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of March 31, 2016 and December 31, 2015 include certain assets held by consolidated VIEs of $804 million and $658 million, respectively, which are not available to be used to settle the obligations of TDS.  The consolidated total liabilities as of March 31, 2016 and December 31, 2015 include certain liabilities of consolidated VIEs of $16 million and $1 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS.  See Note 8 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Preferred shares	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2015	$1	$2,365	$(727)	$–	$2,487	$4,126	$1	$577	$4,704
Net income attributable to TDS shareholders	–	–	–	–	8	8	–	–	8
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	1	1
TDS Common and Series A Common share dividends	–	–	–	–	(16)	(16)	–	–	(16)
Repurchase of Common shares	–	–	(3)	–	–	(3)			(3)
Dividend reinvestment plan	–	1	2	–	–	3	–	–	3
Incentive and compensation plans	–	(1)	2	–	–	1	–	–	1
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	2	–	–	–	2	–	3	5
Stock-based compensation awards	–	4	–	–	–	4	–	–	4
Tax windfall (shortfall) from stock awards	–	1	–	–	–	1	–	–	1
March 31, 2016	$1	$2,372	$(726)	$–	$2,479	$4,126	$1	$581	$4,708

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Preferred shares	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2014	$1	$2,337	$(748)	$6	$2,330	$3,926	$1	$528	$4,455
Net income attributable to TDS shareholders	–	–	–	–	146	146	–	–	146
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	24	24
TDS Common and Series A Common share dividends	–	–	–	–	(15)	(15)	–	–	(15)
Dividend reinvestment plan	–	1	1	–	-	2	–	–	2
Incentive and compensation plans	–	–	1	–	(1)	–	–	–	–
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	5	–	–	–	5	–	(1)	4
Stock-based compensation awards	–	2	–	–	-	2	–	–	2
March 31, 2015	$1	$2,345	$(746)	$6	$2,460	$4,066	$1	$551	$4,618

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

Note 1 Basis of Presentation

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

The unaudited consolidated financial statements included herein have been prepared by TDS pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  Calculated amounts and percentages are based on the underlying actual numbers rather than the numbers rounded to millions as presented.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015.

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 are U.S. Cellular, Wireline, Cable, and Hosted and Managed Services (“HMS”) operations.  TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned subsidiary Suttle-Straus, Inc. (“Suttle-Straus”).  Suttle-Straus’ financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 10 — Business Segment Information for summary financial information on each business segment.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of March 31, 2016 and December 31, 2015, and its results of operations, cash flows, comprehensive income and changes in equity for the three months ended March 31, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers.  In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, requiring the adoption of ASU 2014-09 on January 1, 2018 for TDS.  Early adoption as of January 1, 2017 is permitted; however, TDS does not intend to adopt early.  TDS is evaluating the effects that adoption of ASU 2014-09 will have on its financial position and results of operations.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This ASU introduces changes to current accounting for equity investments and financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments.  TDS is required to adopt ASU 2016-01 on January 1, 2018.  Certain provisions are eligible for early adoption.  TDS is evaluating the effects that adoption of ASU 2016-01 will have on its financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 requires lessees to record a right-of-use asset and lease liability for almost all leases.  This ASU does not substantially impact lessor accounting.  TDS is required to adopt ASU 2016-02 on January 1, 2019.  Early adoption is permitted.  Upon adoption of ASU 2016-02, TDS expects a substantial increase to assets and liabilities on its balance sheet.  TDS is still evaluating the full effects that adoption of ASU 2016-02 will have on its financial position and results of operations.

In March 2016, the FASB issued Accounting Standards Update 2016-04, Liabilities – Extinguishments of Liabilities: Recognition of Breakage from Certain Prepaid Stored-Value Products (“ASU 2016-04”).  ASU 2016-04 requires companies that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage (i.e. the value that is ultimately not redeemed by the consumer) in a way that is consistent with how it will be recognized under the new revenue recognition standard.  TDS is required to adopt ASU 2016-04 on January 1, 2018.  Early adoption is permitted.  TDS is evaluating the effects that adoption of ASU 2016-04 will have on its financial position and results of operations.

In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”).  The amendments in ASU 2016-08 clarify the guidance on principal versus agent considerations as it relates to recognizing revenue.  TDS is required to adopt ASU 2016-08 on January 1, 2018 in conjunction with the effective date of ASU 2014-09.  Early adoption as of January 1, 2017 is permitted; however, TDS does not intend to adopt early.  TDS is evaluating the effects that adoption of ASU 2016-08 will have on its financial position and results of operations.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 intends to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  TDS is required to adopt ASU 2016-09 on January 1, 2017.  Early adoption is permitted.  TDS is evaluating the effects that adoption of ASU 2016-09 will have on its financial position, results of operations and cash flows.

In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (“ASU 2016-10”).  ASU 2016-10 provides clarification around identifying performance obligations and accounting arrangements whereby a license is granted as it relates to ASC 606 – Revenue from Contracts with Customers.  TDS is required to adopt ASU 2016-10 on January 1, 2018 in conjunction with the effective date of ASU 2014-09.  Early adoption as of January 1, 2017 is permitted; however, TDS does not intend to adopt early.  TDS is evaluating the effects that adoption of ASU 2016-10 will have on its financial position and results of operations.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $23 million and $26 million for the three months ended March 31, 2016 and 2015, respectively.

Note 2 Fair Value Measurements

As of March 31, 2016 and December 31, 2015, TDS did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	March 31, 2016		December 31, 2015
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$1,054	$1,054	$985	$985
Long-term debt
Retail	2	1,753	1,778	1,753	1,766
Institutional	2	533	485	533	501
Other	2	213	212	216	215

The fair value of Cash and cash equivalents approximates the book value due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 6.95% Senior Notes, 7.25% Senior Notes due 2063 and 7.25% Senior Notes due 2064.  TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter.  TDS’ “Other” debt consists of a senior term loan credit facility and other borrowings with financial institutions.  TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.00% to 7.84% and 0.00% to 7.51% at March 31, 2016 and December 31, 2015, respectively.

Note 3 Equipment Installment Plans

TDS offers customers, through its owned and agent distribution channels, the option to purchase certain devices under equipment installment contracts over a specified time period.  For certain equipment installment plans (“EIP”), after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  TDS values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  As of March 31, 2016 and December 31, 2015, the guarantee liability related to these plans was $77 million and $93 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

TDS equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of greater than twelve months, TDS imputes interest.  Equipment installment plan receivables had a weighted average effective imputed interest rate of 9.9% and 9.7% as of March 31, 2016 and December 31, 2015, respectively.

The following table summarizes unbilled equipment installment plan receivables as of March 31, 2016 and December 31, 2015.  Such amounts are included in the Consolidated Balance Sheet as Accounts receivable – customers and agents and Other assets and deferred charges, where applicable.

	March 31, 2016	December 31, 2015
(Dollars in millions)
Short-term portion of unbilled equipment installment plan receivables, gross	$300	$279
Short-term portion of unbilled deferred interest	(23)	(21)
Short-term portion of unbilled allowance for credit losses	(16)	(14)
Short-term portion of unbilled equipment installment plan receivables, net	$261	$244

Long-term portion of unbilled equipment installment plan receivables, gross	$91	$76
Long-term portion of unbilled deferred interest	(3)	(2)
Long-term portion of unbilled allowance for credit losses	(7)	(6)
Long-term portion of unbilled equipment installment plan receivables, net	$81	$68

TDS assesses the collectability of the equipment installment plan receivables based on historical payment experience, account aging and other qualitative factors and provides an allowance for estimated losses.  The credit profiles of TDS customers on equipment installment plans are similar to those of TDS customers with traditional subsidized plans.  Customers with a higher risk credit profile are required to make a deposit for equipment purchased through an installment contract.

Note 4 Earnings Per Share

Basic earnings per share available to TDS common shareholders is computed by dividing Net income available to TDS common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share available to TDS common shareholders is computed by dividing Net income available to TDS common shareholders by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities.  Potentially dilutive securities primarily include incremental shares issuable upon exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended
	March 31,
	2016	2015
(Dollars and shares in millions, except per share amounts)
Basic earnings per share available to TDS common shareholders:
Net income available to TDS common shareholders used in basic earnings per share	$8	$146
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	–	(1)
Net income available to TDS common shareholders
used in diluted earnings per share	$8	$145

Weighted average number of shares used in basic
earnings per share:
Common Shares	102	101
Series A Common Shares	7	7
Total	109	108

Effects of dilutive securities[1]	1	1
Weighted average number of shares used in diluted
earnings per share	110	109

Basic earnings per share available to TDS common
shareholders	$0.07	$1.35

Diluted earnings per share available to TDS common
shareholders	$0.07	$1.33

[1]	Includes effects of stock options, restricted stock units and preferred shares.

Certain Common Shares issuable upon the exercise of stock options, vesting of restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share available to TDS common shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 7 million shares and 6 million shares for the three months ended March 31, 2016 and 2015, respectively.

Note 5 Acquisitions, Divestitures and Exchanges

In the first quarter of 2016, U.S. Cellular entered into multiple agreements to transfer FCC licenses in non-operating markets and receive FCC licenses in operating markets.  The agreements were with third parties and provide for the transfer of certain AWS and PCS spectrum licenses and approximately $29 million, net, in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz spectrum licenses to the third parties.  The transactions are subject to regulatory approval and other customary closing conditions, and are expected to close in 2016.  Upon closing of each transaction, U.S. Cellular expects to recognize a gain.  As a result of these exchange agreements, licenses with a carrying value of $26 million have been classified as “Assets held for sale” in the Consolidated Balance Sheet as of March 31, 2016.

In 2015 and 2016, U.S. Cellular entered into multiple spectrum license purchase agreements that have not yet closed.  The aggregate purchase price for these spectrum licenses is $54 million.  These agreements are for spectrum licenses located in U.S. Cellular’s existing operating markets and are expected to close in 2016.

Note 6 Intangible Assets

Changes in Licenses at TDS for the three months ended March 31, 2016 are presented below.  There were no significant changes to Franchise rights, Goodwill or Other intangible assets during the three months ended March 31, 2016.

Licenses

(Dollars in millions)
Balance December 31, 2015¹	$1,844
Transferred to Assets held for sale	(26)
Balance March 31, 2016¹	$1,818

[1]

Amounts include payments totaling $338 million made by Advantage Spectrum L.P. to the FCC for licenses in which it was the provisional winning bidder in Auction 97.  These licenses have not yet been granted by the FCC.  See Note 8 — Variable Interest Entities for additional information.

Note 7 Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest.  These investments are accounted for using either the equity or cost method.

The following table, which is based in part on information provided by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
Revenues	$1,688	$1,735
Operating expenses	1,236	1,291
Operating income	452	444
Other income (expense), net	(4)	4
Net income	$448	$448

Note 8 Variable Interest Entities

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 changes consolidation accounting including revising certain criteria for identifying variable interest entities.  TDS adopted the provisions of this standard as of January 1, 2016.  As a result, certain consolidated subsidiaries and unconsolidated entities that were not defined as variable interest entities under previous accounting guidance are defined as variable interest entities under the provisions of ASU 2015-02.  TDS’ modified retrospective adoption of ASU 2015-02 did not change the group of entities which TDS is required to consolidate in its financial statements.  Accordingly, the adoption of ASU 2015-02 did not impact its financial position or results of operations.

Consolidated VIEs

TDS consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE.  TDS reviews these criteria initially at the time it enters into agreements and subsequently when events warranting reconsideration occur.  These VIEs have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2015.

The following VIEs were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions:

  Advantage Spectrum L.P. (“Advantage Spectrum”) and Frequency Advantage L.P., the general partner of Advantage Spectrum;
  Aquinas Wireless L.P. (“Aquinas Wireless”); and
  King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

These particular VIEs are collectively referred to as designated entities.  Historically and as of March 31, 2016, TDS consolidated these VIEs.

The power to direct the activities that most significantly impact the economic performance of these VIEs is shared.  Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships.  The general partner of each partnership needs the consent of the limited partner, an indirect TDS subsidiary, to sell or lease certain licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships.  Although the power to direct the activities of these VIEs is shared, TDS has the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs.  Therefore, in accordance with GAAP, these VIEs are consolidated.

In March 2015, King Street Wireless made a $60 million distribution to its owners.  Of this distribution, $6 million was provided to King Street Wireless, Inc. and $54 million was provided to U.S. Cellular.

FCC Auction 97 ended in January 2015.  TDS participated in Auction 97 indirectly through its interest in Advantage Spectrum.  An indirect subsidiary of TDS is a limited partner in Advantage Spectrum.  Advantage Spectrum applied as a designated entity, and expects to receive bid credits with respect to spectrum purchased in Auction 97.  Advantage Spectrum was the winning bidder for 124 licenses for an aggregate bid of $338 million, after its expected designated entity discount of 25%.  This amount is classified as Licenses in TDS’ Consolidated Balance Sheet.  Advantage Spectrum’s bid amount, less the initial deposit of $60 million paid in 2014, plus certain other charges totaling $2 million, was paid to the FCC in March 2015.  As of March 31, 2016 and as of the filing date of this Form 10-Q, these licenses have not yet been granted by and are still pending before the FCC.

The remaining VIEs are comprised of limited partnerships that provide wireless service.  ASU 2015-02 modified the manner in which limited partnerships and similar legal entities are evaluated under the variable interest model.  A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partners.  For certain limited partnerships, U.S. Cellular is the general partner and manages the operations.  In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner.  Therefore, beginning January 1, 2016, these limited partnerships are also recognized as VIEs and are consolidated under the variable interest model. Prior to the adoption of ASU 2015-02, these limited partnerships were consolidated under the voting interest model.

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31,	December 31,
	2016¹	2015¹
(Dollars in millions)
Assets
Cash and cash equivalents	$2	$1
Accounts receivable	35	–
Other current assets	6	–
Licenses[2]	649	649
Property, plant and equipment, net	103	8
Other assets and deferred charges	9	–
Total assets	$804	$658

Liabilities
Current liabilities	$22	$–
Deferred liabilities and credits	11	1
Total liabilities	$33	$1

[1]	ASU 2015-02 was adopted on a modified retrospective basis and, accordingly, prior year amounts have not been revised to reflect the change in guidance.
[2]	Includes payments totaling $338 million made by Advantage Spectrum to the FCC as described above.

Unconsolidated VIEs

TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model outlined in ASU 2015-02.

TDS’ total investment in these unconsolidated entities was $5 million at March 31, 2016 and December 31, 2015, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.

Other Related Matters

TDS made contributions, loans and/or advances to its VIEs totaling $13 million and $281 million during the three months ended March 31, 2016 and March 31, 2015, respectively.  TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

Note 9 Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

Three Months Ended March 31,	2016	2015
(Dollars in millions)
Net income attributable to TDS shareholders	$8	$146
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(2)	–
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	–	–
Purchase of ownership in subsidiaries from noncontrolling interests	–	–
Net transfers (to) from noncontrolling interests	(2)	–
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$6	$146

Note 10 Business Segment Information

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

Financial data for TDS’ reportable segments for the three month period ended, or as of March 31, 2016 and 2015, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of March 31, 2016	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$760	$173	$45	$29	$(1)	$246	$(6)	$1,000
Equipment and product sales	198	–	–	35	–	35	10	243
Total operating revenues	958	173	45	64	(1)	281	4	1,243
Cost of services (excluding Depreciation, amortization
and accretion reported below)	184	62	22	21	(1)	104	–	288
Cost of equipment and products	256	1	–	29	–	30	5	291
Selling, general and administrative	361	48	12	11	–	71	(1)	431
Depreciation, amortization and accretion	153	42	9	7	–	58	1	212
(Gain) loss on asset disposals, net	5	–	1	–	–	1	–	6
Operating income (loss)	(1)	20	1	(4)	–	17	(1)	15
Equity in earnings of unconsolidated entities	35	–	–	–	–	–	–	35
Interest and dividend income	13	1	–	–	–	1	–	14
Interest expense	(28)	1	–	(1)	–	–	(13)	(41)
Other, net	1	–	(1)	–	–	(1)	–	–
Income (loss) before income taxes	20	22	–	(5)	–	17	(14)	23
Income tax expense (benefit)[1]	11					7	(5)	13
Net income (loss)	9					10	(9)	10
Add back:
Depreciation, amortization and accretion	153	42	9	7	–	58	1	212
(Gain) loss on asset disposals, net	5	–	1	–	–	1	–	6
Interest expense	28	(1)	–	1	–	–	13	41
Income tax expense (benefit)[1]	11					7	(5)	13
Adjusted EBITDA[2]	$206	$63	$10	$3	$–	$76	$–	$282

Investments in unconsolidated entities	$384	$4	$–	$–	$–	$4	$35	$423
Total assets	$7,057	$1,291	$581	$270	$–	$2,142	$184	$9,383
Capital expenditures	$79	$27	$13	$2	$–	$42	$4	$125

		TDS Telecom
Three Months Ended or as of March 31, 2015	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$828	$176	$44	$28	$(1)	$247	$(2)	$1,073
Equipment and product sales	137	–	–	33	–	33	9	179
Total operating revenues	965	176	44	61	(1)	280	7	1,252
Cost of services (excluding Depreciation, amortization
and accretion reported below)	191	62	20	20	–	102	1	294
Cost of equipment and products	238	1	–	27	–	28	6	272
Selling, general and administrative	369	46	13	13	(1)	71	(2)	438
Depreciation, amortization and accretion	147	42	9	6	–	57	3	207
(Gain) loss on asset disposals, net	4	–	1	–	–	1	–	5
(Gain) loss on sale of business and other exit costs, net	(111)	–	–	–	–	–	(13)	(124)
(Gain) loss on license sales and exchanges, net	(123)	–	–	–	–	–	–	(123)
Operating income (loss)	250	25	1	(5)	–	21	12	283
Equity in earnings of unconsolidated entities	34	–	–	–	–	–	1	35
Interest and dividend income	8	–	–	–	–	–	–	8
Interest expense	(20)	1	–	(1)	–	–	(14)	(34)
Other, net	–	1	–	–	–	1	(1)	–
Income (loss) before income taxes	272	27	1	(6)	–	22	(2)	292
Income tax expense (benefit)[1]	107					9	–	116
Net income (loss)	165					13	(2)	176
Add back:
Depreciation, amortization and accretion	147	42	9	6	–	57	3	207
(Gain) loss on asset disposals, net	4	–	1	–	–	1	–	5
(Gain) loss on sale of business and other exit costs, net	(111)	–	–	–	–	–	(13)	(124)
(Gain) loss on license sales and exchanges, net	(123)	–	–	–	–	–	–	(123)
Interest expense	20	(1)	–	1	–	–	14	34
Income tax expense (benefit)[1]	107	–	–	–	–	9	–	116
Adjusted EBITDA[2]	$209	$68	$11	$1	$–	$80	$2	$291

Investments in unconsolidated entities	$305	$4	$–	$–	$–	$4	$34	$343
Total assets	$6,606	$1,366	$566	$275	$–	$2,207	$183	$8,996
Capital expenditures	$66	$20	$12	$5	$–	$37	$2	$105

[1]	Income tax expense (benefit) is not provided at the individual segment level for Wireline, Cable and HMS. TDS calculates income tax expense for “TDS Telecom Total”.

[2]

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

Telephone and Data Systems, Inc. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis should be read in conjunction with Telephone and Data Systems, Inc.’s (“TDS”) interim consolidated financial statements and notes included in Item 1 above, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015.  Analysis of TDS’ financial results compares the three months ended March 31, 2016 to the three months ended March 31, 2015.  Calculated amounts and percentages are based on the underlying actual numbers rather than the numbers rounded to millions as presented.

This report contains statements that are not based on historical facts, including the words “believes,” “anticipates,” “intends,” “expects” and similar words.  These statements constitute and represent “forward looking statements” as this term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward looking statements.

TDS uses certain “non-GAAP financial measures” throughout the MD&A.  A discussion of the reason TDS uses these measures and a reconciliation of these measures to their most directly comparable measures determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are included in the Supplemental Information section within the MD&A of this Form 10-Q Report.

General

TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million customers nationwide.  TDS provides wireless services through its 84%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS also provides wireline services, cable services and hosted and managed services (“HMS”), through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).  TDS’ segments operate almost entirely in the United States.  See Note 10 — Business Segment Information in the Notes to Consolidated Financial Statements for summary financial information on each business segment.

*Represents a non-GAAP financial measure. Refer to Supplemental Information within this MD&A for a reconciliation of this measure.

TDS Mission and Strategy

TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its people, and its communities.  In pursuing this mission, TDS seeks to profitably grow its businesses, create opportunities for its associates and employees, and steadily build value over the long-term for its shareholders.  Across all of its businesses, TDS is focused on providing exceptional customer experiences through best-in-class services and products and superior customer service.

TDS’ long-term strategy calls for the majority of its capital to be reinvested in its operating businesses to strengthen their competitive positions, while still returning value to TDS shareholders through the payment of a regular quarterly cash dividend and share repurchases.

In 2016, TDS is working to build shareholder value by continuing to execute on its strategies to build strong, competitive businesses providing high-quality, data-focused services and products.  Strategic efforts include:

  U.S. Cellular deployed 4G LTE as a result of U.S. Cellular’s strategic initiative to enhance its network.  4G LTE now reaches 99% of postpaid customers and 98% of cell sites.  The adoption of data-centric smartphones and connected devices is driving significant growth in data traffic.  At the end of the first quarter, 74% of postpaid customers had 4G capable devices, with the LTE network handling 88% of data traffic.  In 2015, U.S. Cellular began field trials related to VoLTE technology.  VoLTE technology, when deployed commercially, will enable customers to utilize the LTE network for both voice and data services.  These trials were completed in the first quarter of 2016.  Efforts related to the deployment of VoLTE will continue throughout 2016.
  In the first quarter of 2016, U.S. Cellular continued to enhance its spectrum position and monetize non-strategic assets by entering into multiple agreements to transfer FCC licenses in non-operating markets and receive FCC licenses in operating markets.  The agreements were with third parties for the purchase of certain spectrum licenses for cash and for the transfer of certain AWS and PCS spectrum licenses and approximately $29 million, net, in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz spectrum licenses to the third parties.  The transactions are subject to regulatory approval and other customary closing conditions, and are expected to close in 2016.  Upon closing of each transaction, U.S. Cellular expects to recognize a gain.  See Note 5 — Acquisitions, Divestitures and Exchanges for additional information related to these transactions.
  U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of machine-to-machine solutions across various categories. U.S. Cellular will continue to enhance its advanced wireless services and connected solutions for consumer, business and government customers.
  TDS Telecom’s Wireline business is completing its planned deployment of fiber technology to provide internet speeds of up to 1 Gigabit per second (“Gbps”).  In non-fiber markets, TDS Telecom offers speeds reaching up to 50 Megabits per second (“Mbps”) using a bonded product.  By leveraging this high-speed network, Wireline continues to drive growth in its IPTV, broadband, and managedIP services.
  TDS Telecom’s Cable business has continued to make network capacity investments and offer more advanced services in its markets in line with its strategy to increase connections and grow broadband penetration.
  TDS Telecom’s HMS business is focused on growing recurring service revenues through increased sales of IT solutions including hosted and managed services, colocation services, and cloud computing, and through increasing the utilization of its service delivery platform and data center assets.

Terms Used by TDS

All defined terms in this MD&A are used as defined in the Notes to Consolidated Financial Statements, and additional terms are defined below:

  4G LTE – fourth generation Long-Term Evolution which is a wireless broadband technology.
  Auction 97 – An FCC auction of AWS-3 spectrum licenses that ended in January 2015.
  Auction 1000 – An FCC auction of 600 MHz spectrum licenses being held in 2016 involving: (1) a “reverse auction” in which broadcast television licensees submit bids to voluntarily relinquish spectrum usage rights in exchange for payments; (2) a “repacking” of the broadcast television bands in order to free up certain broadcast spectrum for other uses; and (3) a “forward auction” of licenses for spectrum cleared through this process to be used for wireless communications.
  Broadband Connections – refers to the number of Wireline customers provided high-capacity data circuits via various technologies, including DSL and dedicated internet circuit technologies or the Cable billable number of lines into a building for high-speed data services.
  Churn Rate – represents the percentage of the customers that disconnect service each month.  These rates represent the average monthly churn rate for each respective period.
  FCC – Federal Communications Commission
  Gross Additions – represents the total number of new customers added during the period, without regard to customers who terminate service.
  IPTV Connections – represents the number of customers provided video services using IP networking technology.
  ManagedIP Connections – refers to the number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.
  Net Additions – represents the total number of new customers added during the period, net of customers who terminated service during that period.
  Postpaid Average Billings per Account (“Postpaid ABPA”) – metric is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Billings per User (“Postpaid ABPU”) – metric is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid customers and by the number of months in the period.
  Postpaid Average Revenue per Account (“Postpaid ARPA”) – metric is calculated by dividing total postpaid service revenues by the average number of postpaid accounts and by the number of months in the period.

  Postpaid Average Revenue per User (“Postpaid ARPU”) – metric is calculated by dividing total postpaid service revenues by the average number of postpaid customers and by the number of months in the period.
  Smartphone Penetration – is calculated by dividing postpaid smartphone customers by total postpaid customers.
  Universal Service Fund (“USF”) – A system of telecommunications collected fees and support payments managed by the FCC intended to promote universal access to telecommunications services in the United States.
  Video Connections – generally, a home or business receiving video programming counts as one video connection.  In counting bulk residential or commercial connections, such as an apartment building or a hotel, connections are counted based on the number of units/rooms within the building receiving service.
  Voice Connections – refers to the individual circuits connecting a customer to Wireline’s central office facilities or the Cable billable number of lines into a building for voice services.
  VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communication and data over 4G LTE networks.
  Wireline Residential Revenue per Connection – is calculated by dividing total wireline residential revenue by the average number of total wireline residential customers and by the number of months in the period.

Results of Operations — TDS Consolidated

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
(Dollars in millions)
Operating revenues
U.S. Cellular	$958	$965	(1)%
TDS Telecom	281	280	-
All other[1]	4	7	(51)%
Total operating revenues	1,243	1,252	(1)%
Operating expenses
U.S. Cellular	959	715	34%
TDS Telecom	264	259	2%
All other1 2	5	(5)	>100%
Total operating expenses	1,228	969	27%
Operating income
U.S. Cellular	(1)	250	>(100)%
TDS Telecom	17	21	(21)%
All other1 2	(1)	12	>(100)%
Total operating income	15	283	(95)%
Other income (expenses)
Equity in earnings of unconsolidated entities	35	35	2%
Interest and dividend income	14	8	65%
Interest expense	(41)	(34)	(24)%
Total investment and other income (expense)	8	9	(22)%

Income before income taxes	23	292	(92)%
Income tax expense	13	116	(89)%

Net income	10	176	(94)%
Less: Net income attributable to noncontrolling interests, net of tax	2	30	(94)%
Net income attributable to TDS shareholders	$8	$146	(94)%

Capital expenditures	$125	$105	19%

[1]	Consists of corporate and other operations and intercompany eliminations.

[2]	In 2015, TDS recognized an incremental gain compared to U.S. Cellular of $12 million on a tower sale as a result of lower asset basis in the assets disposed.

Commentary

TDS’ 1% decrease in operating revenues was due primarily to a decrease in retail service revenues at U.S. Cellular.  Retail service revenues continue to be impacted by industry-wide price competition.  The decrease was partially offset by increases in equipment sales revenues which is attributable to increased activity in equipment installment plans.

Operating expenses

The increase was due primarily to the absence of significant offsetting gains recognized from sales and exchanges of businesses and licenses in 2016.  Such gains were $247 million in 2015.

Refer to individual segment discussions in this MD&A for additional details on operating expenses at the segment level.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.  TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $19 million and $20 million to Equity in earnings of unconsolidated entities in 2016 and 2015, respectively.  See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest and dividend income

Interest and dividend income increased due to imputed interest income recognized on equipment installment plans of $11 million and $7 million in 2016 and 2015, respectively.  See Note 3 — Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional information.

Interest expense

Interest expense increased due primarily to U.S. Cellular’s issuance of $300 million of 7.25% Senior Notes due 2064 in November 2015 and borrowing of $225 million on U.S. Cellular’s senior term loan facility that was drawn in July 2015.

Income tax expense

TDS' effective tax rate on Income before income taxes in 2016 and 2015 was 55.7% and 39.8%, respectively.  The higher rate for 2016 is due primarily to discrete tax adjustments that have a disproportionate impact on the tax rate because of the relatively low pretax income in the quarter.  As discrete items are not annualized, this rate may not be indicative of the annual rate for 2016.

Net income attributable to noncontrolling interests, net of tax

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income (loss).  The decrease is due to lower income from U.S. Cellular and certain other partnerships in 2016.

	Three Months Ended
	March 31,
	2016	2015
(Dollars in millions)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$1	$25
Noncontrolling shareholders’ or partners’	1	5
	$2	$30

Commentary Net income decreased due primarily to the absence of significant gains from sales and exchanges of businesses and licenses in 2016.
*Represents a non-GAAP measure. Refer to Supplemental Information within this MD&A for a reconciliation of this measure.

U.S. CELLULAR OPERATIONS

Business Overview

U.S. Cellular owns, operates, and invests in wireless markets throughout the United States.  U.S. Cellular is an 84%-owned subsidiary of TDS.  U.S. Cellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans, and pricing, all provided with a local focus.

OPERATIONS

  Serves approximately 4.9 million customers including 4.5 million postpaid and 0.4 million prepaid customers
  Operates in 23 states
  Employs approximately 6,500 employees
  Headquartered in Chicago, Illinois
  6,306 cell sites including 3,989 owned towers in service

Operational Overview

Postpaid Customer Results
	Q1 2015	Q1 2016
Gross Additions	200,000	215,000
Net Additions	9,000	45,000
Churn	1.48%	1.28%
Postpaid customers – end of period	4,307,000	4,454,000
Retail customers – end of period	4,667,000	4,853,000

Commentary

U.S. Cellular believes the increase in net additions in 2016 is a result of competitive services and products priced to offer the best value to customers and expanded equipment installment plan offerings.  Postpaid churn continued to decline due to enhancements in the customer experience, targeted retention programs and improvement in the overall credit mix of gross additions.

Commentary

Smartphone penetration increased to 75% of the postpaid handset customer base in the first quarter of 2016, up from 67% in the same period a year ago.

Smartphones represented 92% and 86% of total handset sales during the first quarter of 2016 and 2015, respectively.  This contributed to increased service revenues from data.

Continued growth in revenues and costs related to data services and products may result in increased operating expenses and the need for additional investment in spectrum, network capacity and network enhancements.

Commentary

Postpaid ARPU and Postpaid ARPA decreased in 2016 driven by industry-wide price competition, together with discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal.  Postpaid ARPU also decreased due to net additions of connected devices, which on a per unit basis contribute less revenue than handsets.  These factors were partially offset by the impacts of continued adoption of smartphones and shared data plans.

Equipment installment plans increase equipment sales revenue as customers pay for their wireless devices in installments at a total device price that is generally higher than the device price offered to customers in conjunction with alternative plans that are subject to a service contract.  Equipment installment plans also have the impact of reducing service revenues as many equipment installment plans provide for reduced monthly access charges.  In order to show the trends in total service and equipment revenues received from customers, U.S. Cellular has presented Postpaid ABPU and Postpaid ABPA, which are calculated as Postpaid ARPU and Postpaid ARPA plus average monthly equipment installment plan billings per customer and account, respectively.  Equipment installment plan billings increased in 2016 due to increased adoption of equipment installment plans by postpaid customers.  Postpaid ABPU decreased in 2016 as the increase in equipment installment plan billings was more than offset by the Postpaid ARPU drivers discussed above. Postpaid ABPA, however, increased in 2016 due to the increase in equipment installment plan billings and an increase in device connections per account, partially offset by the Postpaid ARPU and Postpaid ARPA drivers discussed above.

Financial Overview

Components of Operating Income (Loss)
	Three Months Ended March 31,
			2016 vs.
	2016	2015	2015
(Dollars in millions)
Retail service	$682	$747	(9)%
Inbound roaming	36	40	(11)%
Other	42	41	1%
Service revenues	760	828	(8)%
Equipment sales	198	137	45%
Total operating revenues	958	965	(1)%

System operations (excluding Depreciation, amortization and accretion reported below)	184	191	(4)%
Cost of equipment sold	256	238	8%
Selling, general and administrative	361	369	(2)%
	801	798	-

Operating cash flow*	157	167	(6)%

Depreciation, amortization and accretion	153	147	4%
(Gain) loss on asset disposals, net	5	4	19%
(Gain) loss on sale of business and other exit costs, net	–	(111)	100%
(Gain) loss on license sales and exchanges	–	(123)	N/M
Total operating expenses	959	715	34%
Operating income (loss)	$(1)	$250	>(100)%

Adjusted EBITDA*	$206	$209	(2)%

Capital expenditures	$79	$66	19%

*	Represents a non-GAAP financial measure. Refer to Supplemental Information within this MD&A for a reconciliation of this measure.

N/M - Percentage change not meaningful

Service revenues consist of:

  Charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data services and products (“retail service”)
  Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming (“inbound roaming”)
  Amounts received from the Federal USF
  Tower rental revenues

Equipment revenues consist of:

  Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:

Commentary

Total operating revenues

Service revenues decreased as a result of (i) a decrease in retail service revenues driven by industry-wide price competition, including discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal; and (ii) reductions in inbound roaming revenue driven by lower roaming rates.  Such reductions were partially offset by an increase in the average customer base and continued adoption of shared data plans.

Federal USF revenue was $23 million in 2016, which remained flat year over year.  Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012.  The Phase II Mobility Fund was not operational as of July 2014 and, therefore, as provided by the Reform Order, the phase down was suspended at 60% of the baseline amount.  U.S. Cellular will continue to receive USF support at the 60% level until the FCC takes further action.  At this time, U.S. Cellular cannot predict what changes that the FCC might make to the USF high cost support program and, accordingly, cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Equipment sales revenues increased due primarily to an increase in average revenue per device sold from sales under equipment installment plans, an increase in the number of devices sold, an increase in accessory sales, and a mix shift to smartphones and connected devices.  Equipment installment plan sales contributed $147 million and $68 million in 2016 and 2015, respectively.

System operations expenses

Maintenance, utility and cell site expenses increased 6% to $97 million reflecting higher support costs for the expanded 4G LTE network, increased cell site rent, the completion of certain tower maintenance and repair projects, and other maintenance activities.

Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased 13% to $42 million driven primarily by lower rates for both voice and data traffic, partially offset by increased data roaming usage.

Customer usage expenses decreased 13% to $45 million driven by lower fees for platform and content providers, a decrease in long distance charges driven by rate reductions, and a decrease in circuit costs from the migration to LTE.

U.S. Cellular expects system operations expenses to increase in the future to support the continued growth in cell sites and other network facilities as it continues to add capacity, enhance quality and deploy new technologies as well as to support increases in total customer data usage.  However, these increases are expected to be offset to some extent by cost savings generated by shifting data traffic to the 4G LTE network from the 3G network.

Cost of equipment sold

The increase in Cost of equipment sold is a result of a 9% increase in devices sold and a mix shift to higher cost devices.  Cost of equipment sold in 2016 included $160 million related to equipment installment plan sales compared to $87 million in 2015.  Loss on equipment, representing Equipment sales revenues less Cost of equipment sold, was $57 million and $101 million in 2016 and 2015, respectively.

Selling, general and administrative expenses

Selling expenses increased 6% to $177 million due primarily to higher retail and agent commissions expense driven by higher accessory sales and increased activations and renewals, higher retail bonus expense, and increased advertising spend.

General and administrative expenses decreased 8% to $185 million due primarily to lower bad debts expense driven by improved receivables collectability, lower consulting expenses related to the billing system, and reduced expense of customer service operations.

(Gain) loss on sale of business and other exit costs, net

The net gain in 2015 was due primarily to a $108 million gain recognized on the sale of towers and certain related contracts, assets and liabilities.

(Gain) loss on license sales and exchanges, net

The net gain in 2015 was due primarily to a $125 million gain recognized on the exchanges of certain of U.S. Cellular’s unbuilt PCS licenses for certain other PCS licenses and cash.

TDS TELECOM OPERATIONS

Business Overview

TDS Telecom operates in three reportable segments: Wireline, Cable and HMS. The overall strategy for the Wireline and Cable businesses is to own the best data pipes in each market in order to capitalize on data growth and the need for higher broadband speeds and leverage that growth across bundled services with video and voice.  In addition, through its HMS business, TDS Telecom provides a wide range of Information Technology (“IT”) services including colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, sales and management of  IT infrastructure hardware solutions.

OPERATIONS

  Wireline and Cable serve approximately 1.2 million broadband, video and voice connections in 34 states.
  Wireline operates 105 incumbent local exchange carriers (“ILEC”) in 25 states and competitive local exchange carriers (“CLEC”) in 4 states.
  Cable operates primarily in Oregon, Utah, Colorado, New Mexico and Texas.
  HMS operates a total of eight data centers.  It owns two data centers in Iowa, and one each in Minnesota, Wisconsin, Colorado and Oregon and it leases two data centers in Arizona.

Financial Overview

Components of Operating Income
	Three Months Ended March 31,
			2016 vs.
	2016	2015	2015
(Dollars in millions)
Operating revenues
Wireline	$173	$176	(2)%
Cable	45	44	3%
HMS	64	61	5%
Intra-company elimination	(1)	(1)	(47)%
TDS Telecom operating revenues	281	280	-

Operating expenses
Wireline	153	151	1%
Cable	44	43	5%
HMS	68	66	3%
Intra-company elimination	(1)	(1)	(47)%
TDS Telecom operating expenses	264	259	2%

TDS Telecom operating income	$17	$21	(21)%

Adjusted EBITDA*	$76	$80	(4)%

Capital expenditures	$42	$37	15%

*	Represents a non-GAAP financial measure. Refer to Supplemental information within this MD&A for a reconciliation of this measure.

Commentary Operating revenues were unchanged from the prior year as increases in revenues from HMS and Cable operations were offset by decreases in Wireline commercial and wholesale revenues.

Total operating expenses

Operating expenses increased to support growth in HMS and Cable and due to higher employee-related expenses in Wireline.

WIRELINE OPERATIONS

Business Overview

TDS Telecom’s Wireline business provides broadband, video and voice services.  These services are provided to residential, commercial, and wholesale customers in a mix of rural, small town and suburban markets, with the largest concentration of its customers in the Upper Midwest and the Southeast.  TDS Telecom’s strategy is to offer its residential customers broadband, video, and voice services through value-added bundling.  In its commercial business, TDS Telecom’s strategic focus is on small- to medium-sized businesses and its sales efforts emphasize advanced IP-based voice and data services.

Operational Overview

Wireline residential broadband customers, comprised mainly of ILEC customers, are increasingly choosing higher speeds. In total, Wireline increased average revenue per connection by 2%.

Total connections were flat as a 12,800 increase in IPTV customers was offset by a 3% decline in voice connections, excluding the impact of 2015 divestitures.	TDS managedIP connections grew 4%; however, this did not completely offset the decline in voice connections.

Financial Overview — Wireline

Components of Operating Income
	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
(Dollars in millions)
Service revenues
Residential	$76	$75	2%
Commercial	54	56	(4)%
Wholesale	43	45	(5)%
Total service revenues	173	176	(2)%
Equipment and product sales	–	–	19%
Total operating revenues	173	176	(2)%

Cost of services (excluding Depreciation,
amortization and accretion reported below)	62	62	(1)%
Cost of equipment and products	1	1	(8)%
Selling, general and administrative	48	46	6%
	111	109	2%

Operating cash flow*	62	67	(8)%

Depreciation, amortization and accretion	42	42	(1)%
Total operating expenses	153	151	1%

Total operating income	$20	$25	(19)%

Adjusted EBITDA*	$63	$68	(8)%

Capital expenditures	$27	$20	35%

*	Represents a non-GAAP financial measure. Refer to Supplemental Information within this MD&A for a reconciliation of this measure.

Residential revenues consist of:

  Broadband services, including fiber-based and other digital, premium and enhanced data services
  IPTV and satellite video
  Voice services

Commercial revenues consist of:

  TDS managedIP voice and data services
  High-speed and dedicated business internet services
  Voice services

Wholesale revenues consist of:

  Network access services to interexchange carriers for the origination and termination of interstate and intrastate long distance phone calls on TDS Telecom’s network and special access services to carriers and others
  Amounts received from state and Federal USF

Key components of changes in the statement of operations items were as follows:

Total operating revenues

Residential revenues increased in 2016 as growth in data and IPTV more than offset the decline in legacy voice services.  IPTV average connections grew 49%, offset by a 3% decline in average voice connections, excluding the impact of 2015 divestitures.

Commercial revenues decreased in 2016 as declining legacy voice and data connections reduced revenues, partially offset by a 4% growth in average managedIP connections.

Wholesale revenues decreased in 2016 due primarily to a reduction in special access revenues and by a 15% reduction in intra-state minutes-of-use.

Cost of services

Cost of services were relatively flat in 2016 as reduced costs of provisioning circuits, purchasing unbundled network elements and providing long-distance services were offset by increased charges related to the growth in IPTV.

Selling, general and administrative expenses

Selling, general and administrative expenses increased in 2016 due to growth in employee-related expenses.

CABLE OPERATIONS

Business Overview

TDS Telecom’s cable strategy is to expand its broadband services while leveraging its core competencies in network management and customer focus.  TDS Telecom seeks to be the leading provider of broadband services in its targeted markets.

Operational Overview

Cable connections grew 5% in 2016 with increases in voice and broadband outpacing declines in video.

Financial Overview — Cable

Components of Operating Income
	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
(Dollars in millions)
Service revenues
Residential	$35	$35	1%
Commercial	10	9	10%
Total operating revenues	45	44	3%

Cost of services (excluding Depreciation, amortization and accretion reported below)	22	20	12%
Selling, general and administrative	12	13	(4)%
	34	33	6%

Operating cash flow*	11	11	(5)%

Depreciation, amortization and accretion	9	9	5%
(Gain) loss on asset disposals, net	1	1	(20)%
Total operating expenses	44	43	5%

Total operating income	$1	$1	(56)%

Adjusted EBITDA*	$10	$11	(5)%

Capital expenditures	$13	$12	11%

*	Represents a non-GAAP financial measure. Refer to Supplemental Information within this MD&A for a reconciliation of this measure.

Residential and Commercial revenues consist of:

  Broadband services, including high-speed internet, security and support services
  Video services including premium programming in HD, multi-room and TV Everywhere offerings
  Voice services

Key components of changes in the statement of operations items were as follows:

Total operating revenues

Residential revenues remained flat in 2016 due primarily to a 6% increase in average residential connections offset by a decrease in revenue caused by promotional pricing.

Commercial revenues increased in 2016 due primarily to increases in pricing.

Cost of services

Cost of services increased in 2016 due primarily to increases in programming content costs.

Selling, general and administrative

Selling, general and administrative expenses remained relatively flat in 2016 due to lower employee costs and other synergies from acquisitions, offset by an increase in property taxes.

HMS OPERATIONS

Business Overview

Under TDS Telecom’s OneNeck IT Solutions brand, TDS Telecom offers a full-suite of IT solutions ranging from equipment resale to full management and hosting of a customer’s IT infrastructure and applications.  The goal of HMS operations is to create, deliver, and support a platform of IT products and services tailored for mid-market business customers.

Financial Overview — HMS

Components of Operating Loss
	Three Months Ended March 31,
	2016	2015	2016 vs. 2015
(Dollars in millions)
Service revenues	$29	$28	2%
Equipment and product sales	35	33	8%
Total operating revenues	64	61	5%

Cost of services (excluding Depreciation, amortization and accretion reported below)	21	20	6%
Cost of equipment and products	29	27	8%
Selling, general and administrative	11	13	(16)%
	61	60	2%

Operating cash flow*	3	1	>100%

Depreciation, amortization and accretion	7	6	13%
Total operating expenses	68	66	3%

Total operating loss	$(4)	$(5)	21%

Adjusted EBITDA*	$3	$1	>100%

Capital expenditures	$2	$5	(63)%

*	Represents a non-GAAP financial measure. Refer to Supplemental Information within this MD&A for a reconciliation of this measure.

Service revenues consist of:

  Cloud and hosting solutions
  Managed services
  Enterprise Resource Planning (“ERP”) application management
  Professional services
  Co-location services
  IT hardware maintenance services

Equipment revenues consist of:

  IT hardware sales

Key components of changes in the statement of operations items were as follows:

Growth in professional services and recurring services resulted in an increase in Service revenues in 2016.  Equipment and product sales revenues from sales of IT infrastructure hardware solutions increased in 2016 due primarily to higher spending by existing customers.  There was a corresponding increase in Cost of services and Cost of equipment and products needed to support revenue growth.  Selling, general and administrative expenses decreased due primarily to reduced employee and advertising expenses.

Liquidity and Capital Resources

Sources of Liquidity

TDS believes that existing cash and investment balances, funds available under its revolving credit facilities, and expected cash flows from operating and investing activities provide liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the coming year.

TDS and its subsidiaries operate capital-intensive businesses.  Historically, TDS has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes.  In the past, TDS’ existing cash and investment balances, funds available under its revolving credit facilities, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating, investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions.  There is no assurance that this will be the case in the future.  It may be necessary from time to time to increase the size of the existing revolving credit facilities, to put in place new credit facilities, or to obtain other forms of financing in order to fund potential expenditures.  TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain short or long-term financing on acceptable terms, TDS makes significant spectrum license purchases in FCC auctions or from other parties, the LA Partnership does not resume or reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments continue to decline.  In addition, although sales of assets or businesses by TDS have been an important source of liquidity in recent periods, TDS does not expect a similar level of such sales in the future, which will reduce a source of liquidity.  In recent years, TDS’ credit rating has declined to sub-investment grade.

Although TDS currently has a significant cash balance, in certain recent periods, TDS has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment) and this will continue in the future if operating results do not improve or capital expenditures are not reduced.  TDS currently expects to have negative free cash flow in 2016 due to anticipated growth in equipment installment plan receivables combined with significant capital expenditures.  TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs, working capital, acquisitions of providers of wireless or wireline telecommunications services, cable markets, IT services or other businesses, spectrum license or system acquisitions, system development and network capacity expansion, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments.  There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS.  Insufficient cash flows from operating activities, changes in its credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of TDS or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of spectrum licenses, and/or reduce or cease share repurchases and/or the payment of dividends.  TDS cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.  Any of the foregoing would have an adverse impact on TDS’ businesses, financial condition or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market investments.  The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal.  Cash held by U.S. Cellular is for its operational needs and acquisition, capital expenditure and business development programs.  TDS does not have direct access to U.S. Cellular cash unless U.S. Cellular pays a dividend on its common stock.  U.S. Cellular has no current intention to pay a dividend to its shareholders.

At March 31, 2016, TDS’ consolidated cash and cash equivalents totaled $1,054 million compared to $985 million at December 31, 2015.  The majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations. TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

As of March 31, 2016, TDS and U.S. Cellular’s unused capacity under their revolving credit facilities was $399 million and $282 million, respectively.  These credit facilities mature in December 2017.  TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit facilities as of March 31, 2016.

TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.

The proceeds from any of the aforementioned financing facilities are available for general corporate purposes, including spectrum purchases and capital expenditures.

The long-term debt payments due for the remainder of 2016 and the next four years represent less than 3% of TDS’ total long-term debt obligation measured as of March 31, 2016.

Capital Expenditures

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include accruals and capitalized interest, in 2016 and 2015 were as follows:

U.S. Cellular’s capital expenditures for 2016 are expected to be approximately $500 million.  These expenditures are expected to be for the following general purposes:

  Expand and enhance network coverage, including construction of a new regional connectivity center and providing additional capacity to accommodate increased network usage, principally data usage, by current customers;
  Deploy VoLTE technology;
  Expand and enhance the retail store network; and
  Develop and enhance office systems.

TDS Telecom’s capital expenditures for 2016 are expected to be $180 million.  These expenditures are expected to be for the following general purposes:

  Maintain and enhance existing infrastructure at Wireline, Cable and HMS;
  Complete planned fiber expansion in Wireline markets and upgrades in Cable markets to support video and super high-speed data; and
  Success-based spending to sustain managedIP, IPTV, Cable and HMS growth.

TDS plans to finance its capital expenditures program for 2016 using primarily Cash flows from operating activities and, as necessary, existing cash balances and borrowings under its revolving credit agreements and/or other long-term debt.

Acquisitions, Divestitures and Exchanges

TDS may be engaged from time-to-time in negotiations relating to the acquisition, divestiture or exchange of companies, properties, wireless spectrum and other possible businesses.  In general, TDS may not disclose such transactions until there is a definitive agreement.  TDS assesses its business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital.  As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications, cable, HMS or other possible businesses.  TDS also may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

On March 18, 2016, the FCC released a list of applicants that successfully completed applications for the forward  auction of 600 MHz spectrum licenses, referred to as Auction 1000, including U.S. Cellular.  Auction 1000 has commenced with the beginning of the reverse auction on March 29, 2016.  Forward auction bidding is likely to begin a couple of months later, and could continue for three months or longer.  See “Regulatory Matters — FCC Auction 1000.”  Prior to becoming a qualified bidder, U.S. Cellular must make an upfront payment, the size of which establishes its initial bidding eligibility.  If U.S. Cellular is a winning bidder in the auction, it may be required to make additional payments to the FCC that may be substantial.  In such event, U.S. Cellular plans to finance such payments from its existing cash balances, borrowings under its revolving credit agreement and/or additional long-term debt.

In 2015 and in 2016, U.S. Cellular entered into multiple spectrum license purchase agreements that have not yet closed.  The aggregate purchase price for these spectrum licenses is $54 million. In the first quarter of 2016, U.S. Cellular also entered into multiple agreements to transfer FCC licenses in non-operating markets and receive FCC licenses in operating markets.  The agreements were with third parties and provide for the transfer of certain AWS and PCS spectrum licenses and approximately $29 million, net, in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz spectrum licenses to the third parties.  These license purchase and exchange transactions are expected to close in 2016.

Variable Interest Entities

TDS consolidates certain entities as “variable interest entities” under GAAP.  See Note 8 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities.  TDS may elect to make capital contributions and/or advances to variable interest entities in order to fund their operations.

Common Share Repurchase Programs

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Common Shares, in each case subject to any available repurchase program.  For additional information related to the current TDS repurchase authorization, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Share repurchases made under these authorizations in 2016 and 2015 were as follows:

	Number of	Average Cost	Dollar Amount
Three Months Ended March 31,	Shares	Per Share	(in millions)
2016
TDS Common Shares	111,700	$22.56	$3
U.S. Cellular Common Shares	46,861	$34.77	$2

2015
TDS Common Shares	–	$–	$–
U.S. Cellular Common Shares	66,209	$34.77	$2

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2015 and March 31, 2016 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2015.

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

Consolidated Cash Flows

TDS operates a capital- and marketing-intensive business.  TDS makes substantial investments to acquire wireless licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to TDS’ networks.  TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter-to-quarter and year-to-year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes TDS' cash flow activities for the three months ended March 31, 2016 and 2015.

2016 Commentary

TDS’ Cash and cash equivalents increased $69 million in 2016.  Net cash provided by operating activities was $246 million in 2016 due to net income of $10 million as adjusted for non-cash items of $217 million.  Changes in working capital items provided net cash of $5 million.  TDS received a federal tax refund of $63 million related to an overpayment of the 2015 expected tax liability.  This was partially offset by a use of cash of $41 million due to an increase in equipment installment plan receivables, which are expected to continue to increase and further require the use of working capital in the near term.  The net cash provided by operating activities was partially offset by Cash flows used for investing activities of $157 million.  Cash paid in 2016 for additions to property, plant and equipment totaled $159 million and is reported in the Consolidated Statement of Cash Flows.

2015 Commentary

Cash flows from operating activities were $355 million in 2015, contributing to a net increase in Cash and cash equivalents of $163 million for the period.  Changes in working capital items provided net cash of $244 million.  As a result of increased focus by U.S. Cellular to sell through inventory of wireless devices on hand in 2015, inventory levels decreased.  During 2015, TDS received tax refunds of $100 million related to an overpayment of the 2014 expected tax liability and the carryback of its 2014 net operating loss to the 2012 and 2013 tax years.  In addition, income taxes incurred on the sale of towers and on the license exchange in 2015 were not payable until periods after March 31, 2015, resulting in increased income tax payable amounts included in Accrued taxes.

Cash flows used for investing activities were $170 million in 2015.  Cash paid for additions to property, plant and equipment totaled $166 million in 2015 and is reported in the Consolidated Statement of Cash Flows.  During 2015, a $278 million payment was made by Advantage Spectrum L.P. to the FCC for licenses for which it was the provisional winning bidder in Auction 97.  Cash received from divestitures and exchanges in 2015 included $117 million related to licenses and $141 million related to the sale of 359 towers and certain related contracts, assets and liabilities.

Consolidated Balance Sheet Analysis

The following discussion addresses certain captions in the consolidated balance sheet and changes therein.  This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.  Changes in financial condition during 2016 are as follows:

Cash and cash equivalents

Cash and cash equivalents increased $69 million.  See the Consolidated Cash Flows discussion above for an analysis of cash and cash equivalents.

Income tax receivable

Income tax receivable decreased $65 million due primarily to the receipt of a federal income tax refund of $63 million in March 2016.

Assets held for sale

Assets held for sale increased $26 million due to reclassification of Licenses to this account as a result of exchange agreements with third parties.  The license exchange agreements are expected to close in 2016.  See Note 5 – Acquisitions, Divestitures and Exchanges for additional information.

Accrued compensation

Accrued compensation decreased $38 million due primarily to bonus payments in March 2016.

Application of Critical Accounting Policies and Estimates

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2015.  There were no material changes to TDS’ application of critical accounting policies and estimates during the three months ended March 31, 2016.

Recent Accounting Pronouncements

See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

Regulatory Matters

The discussion below includes updates related to recent regulatory developments.  These updates should be read in conjunction with the disclosures previously provided under “Regulatory Matters” in TDS’ Form 10-K for the year ended December 31, 2015.

FCC Auction 1000

On March 18, 2016, the FCC released a list of applicants that successfully completed applications for the forward auction of 600 MHz spectrum licenses, referred to as Auction 1000, which included U.S. Cellular.  Auction 1000 has commenced with the beginning of the reverse auction on March 29, 2016.  Forward auction bidding is likely to begin a couple of months later, and could continue for three months or longer.  As a result of the participation of U.S. Cellular, since February 10, 2016, TDS has been subject to FCC anti-collusion rules that place certain restrictions on public disclosures and business communications with other companies relating to U.S. Cellular’s participation.  These restrictions will continue until the down payment deadline for Auction 1000, which will be ten business days after release of the FCC’s Channel Reassignment Public Notice, following the end of the forward auction.  These anti-collusion rules, which could last six months or more from February 10, 2016, may restrict the conduct of certain TDS activities with other applicants in Auction 1000 as well as with nationwide providers of wireless services which are not applicants in Auction 1000.  The restrictions could have an adverse effect on TDS’ business, financial condition or results of operations.

FCC Connect America Fund (CAF)

On March 30, 2016, the FCC released an order modifying the USF program to extend the Connect America Fund (CAF) program to rate-of-return incumbent local exchange carriers for the purpose of extending broadband services, including standalone broadband, in underserved rural areas.  The FCC is providing rate-of-return carriers with two paths to receive funds from the CAF.  The first path includes a voluntary model-based approach and includes support for a ten-year period in exchange for meeting defined build-out obligations.  This election must be done at the state level.  The second path is based on existing rate-of-return mechanisms, but with substantial modifications.  This path also includes defined build-out obligations.  TDS Telecom is reviewing the order and is considering its options under the two paths.  There is no assurance that either of the new CAF options will provide TDS Telecom with the level of support TDS Telecom had received under previous federal support mechanisms.

Private Securities Litigation Reform Act of 1995

Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2015.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2015, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business.

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

Supplemental Information

TDS sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with U.S. GAAP to evaluate the performance of its business.  Certain of these measures are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission Rules.  Specifically, TDS has referred to the following measures in this Form 10-Q Report:

  Adjusted EBITDA
  Operating Cash Flow
  Free Cash Flow
  Adjusted Free Cash Flow

Below is a reconciliation of each of these measures.

Adjusted EBITDA and Operating Cash Flow

Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and accretion), is defined as net income adjusted for the items set forth in the reconciliation.  Operating cash flow is defined as net income adjusted for the items set forth in the reconciliation.  Adjusted EBITDA and Operating cash flow exclude these items in order to show operating results on a more comparable basis from period-to-period.  From time-to-time, TDS may exclude other items from Adjusted EBITDA and/or Operating cash flow if such items help reflect operating results on a more comparable basis.  TDS does not intend to imply that any such items that are excluded are non-recurring, infrequent or unusual; such items may occur in the future.  Adjusted EBITDA and Operating cash flow are not measures of financial performance under GAAP and should not be considered as alternatives to net income as indicators of the company’s operating performance or as alternatives to cash flows from operating activities, determined in accordance with GAAP, as indicators of cash flows or as measures of liquidity.  TDS believes Adjusted EBITDA and Operating cash flow are useful measures of TDS' operating results before significant recurring non-cash charges, gains and losses, and other items as indicated below.

	Three Months Ended March 31,
TDS - CONSOLIDATED	2016	2015
(Dollars in millions)
Net income (GAAP)	$10	$176
Add back:
Income tax expense	13	116
Interest expense	41	34
Depreciation, amortization and accretion	212	207
EBITDA	276	533
Add back or deduct:
(Gain) loss on sale of business and other exit costs, net	–	(124)
(Gain) loss on license sales and exchanges, net	–	(123)
(Gain) loss on asset disposals, net	6	5
Adjusted EBITDA	282	291
Deduct:
Equity in earnings of unconsolidated entities	35	35
Interest and dividend income	14	8
Other, net	–	–
Operating cash flow	233	248
Deduct:
Depreciation, amortization and accretion	212	207
(Gain) loss on sale of business and other exit costs, net	–	(124)
(Gain) loss on license sales and exchanges, net	–	(123)
(Gain) loss on asset disposals, net	6	5
Operating income (GAAP)	$15	$283

	Three Months Ended March 31,
U.S. CELLULAR	2016	2015
(Dollars in millions)
Net income (GAAP)	$9	$165
Add back:
Income tax expense	11	107
Interest expense	28	20
Depreciation, amortization and accretion	153	147
EBITDA	201	439
Add back or deduct:
(Gain) loss on sale of business and other exit costs, net	–	(111)
(Gain) loss on license sales and exchanges, net	–	(123)
(Gain) loss on asset disposals, net	5	4
Adjusted EBITDA	206	209
Deduct:
Equity in earnings of unconsolidated entities	35	34
Interest and dividend income	13	8
Other, net	1	–
Operating cash flow	157	167
Deduct:
Depreciation, amortization and accretion	153	147
(Gain) loss on sale of business and other exit costs, net	–	(111)
(Gain) loss on license sales and exchanges, net	–	(123)
(Gain) loss on asset disposals, net	5	4
Operating income (loss) (GAAP)	$(1)	$250

	Three Months Ended March 31,
TDS TELECOM	2016	2015
(Dollars in millions)
Net income (GAAP)	$10	$13
Add back:
Income tax expense	7	9
Depreciation, amortization and accretion	58	57
EBITDA	75	79
Add back or deduct:
(Gain) loss on asset disposals, net	1	1
Adjusted EBITDA	76	80
Deduct:
Interest and dividend income	1	–
Other, net	(1)	1
Operating cash flow	76	79
Deduct:
Depreciation, amortization and accretion	58	57
(Gain) loss on asset disposals, net	1	1
Operating income (GAAP)	$17	$21

	Three Months Ended March 31,
WIRELINE	2016	2015
(Dollars in millions)
Income before income taxes (GAAP)¹	$22	$27
Add back:
Interest expense	(1)	(1)
Depreciation, amortization and accretion	42	42
EBITDA	63	68
Add back or deduct:
(Gain) loss on asset disposals, net	–	–
Adjusted EBITDA	63	68
Deduct:
Interest and dividend income	1	–
Other, net	–	1
Operating cash flow	62	67
Deduct:
Depreciation, amortization and accretion	42	42
(Gain) loss on asset disposals, net	–	–
Operating income (GAAP)	$20	$25

	Three Months Ended March 31,
CABLE	2016	2015
(Dollars in millions)
Income before income taxes (GAAP)¹	$–	$1
Add back:
Depreciation, amortization and accretion	9	9
EBITDA	9	10
Add back or deduct:
(Gain) loss on asset disposals, net	1	1
Adjusted EBITDA	10	11
Deduct:
Other, net	(1)	–
Operating cash flow	11	11
Deduct:
Depreciation, amortization and accretion	9	9
(Gain) loss on asset disposals, net	1	1
Operating income (GAAP)	$1	$1

	Three Months Ended March 31,
HMS	2016	2015
(Dollars in millions)
Loss before income taxes (GAAP)¹	$(5)	$(6)
Add back:
Interest expense	1	1
Depreciation, amortization and accretion	7	6
EBITDA	3	1
Add back or deduct:
(Gain) loss on asset disposals, net	–	–
Adjusted EBITDA	3	1
Deduct:
Other, net	–	–
Operating cash flow	3	1
Deduct:
Depreciation, amortization and accretion	7	6
(Gain) loss on asset disposals, net	–	–
Operating loss (GAAP)	$(4)	$(5)

[1]	Income tax expense is not provided at the individual segment level for Wireline, Cable and HMS. TDS calculates income tax expense for TDS Telecom in total.

Free Cash Flow and Adjusted Free Cash Flow

The following table presents Free cash flow and Adjusted free cash flow.  Free cash flow is defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment.  Adjusted free cash flow is defined as Cash flows from operating activities (which includes cash outflows related to the Sprint decommissioning), as adjusted for cash proceeds from the Sprint Cost Reimbursement (which are included in Cash flows from investing activities in the Consolidated Statement of Cash Flows), less Cash paid for additions to property, plant and equipment.  Free cash flow and Adjusted free cash flow are non-GAAP financial measures which TDS believes may be useful to investors and other users of its financial information in evaluating the amount of cash generated by business operations (including cash proceeds from the Sprint Cost Reimbursement), after Cash paid for additions to property, plant and equipment.

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
Cash flows from operating activities	$246	$355
Less: Cash paid for additions to property, plant and equipment	159	166
Free cash flow	$87	$189
Add: Sprint Cost Reimbursement[1]	2	16
Adjusted free cash flow	$89	$205

[1]

On May 16, 2013, pursuant to a Purchase and Sale Agreement, U.S. Cellular sold customers and certain PCS spectrum licenses to subsidiaries of Sprint Corp. fka Sprint Nextel Corporation (“Sprint”) in U.S. Cellular’s Chicago, central Illinois, St. Louis and certain Indiana/Michigan/Ohio markets in consideration for $480 million in cash.  The Purchase and Sale Agreement also contemplated certain other agreements.  These agreements require Sprint to reimburse U.S. Cellular up to $200 million (the “Sprint Cost Reimbursement”) for certain network decommissioning costs, network site lease rent and termination costs, network access termination costs, and employee termination benefits for specified engineering employees.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2015 for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt. There have been no material changes to such information since December 31, 2015.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of March 31, 2016.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of March 31, 2016, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2015.  There have been no material changes to such information since December 31, 2015.

Item 1A.  Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2015, may not be the only risks that could affect TDS.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.  Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.  TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2016.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

			Total Number of	Maximum Dollar
		Average	Shares Purchased	Value of Shares that
	Total Number	Price	as Part of Publicity	May Yet Be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
January 1 – 31, 2016	110,900	$22.56	110,900	$198,709,599
February 1 – 29, 2016	800	22.80	800	198,691,355
March 1 – 31, 2016	–	–	–	198,691,355
Total for or as of the end of the
quarter ended March 31, 2016	111,700	$22.56	111,700	$198,691,355

Item 5.  Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit facilities in the first quarter of 2016 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit facilities as of March 31, 2016 or as of the filing date of this Form 10-Q.

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

Item 6.  Exhibits

Exhibit 10.1

Form of U.S. Cellular 2013 Long-Term Incentive Plan Stock Option Award Agreement for the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Current Report on Form 8-K dated March 14, 2016.

Exhibit 10.2

Form of U.S. Cellular 2013 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.4 to U.S. Cellular’s Current Report on Form 8-K dated March 14, 2016.

Exhibit 10.3	Form of TDS Long-Term Incentive Plan Stock Option Award Agreement for Officers

Exhibit 11	Statement regarding computation of per share earnings is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2015.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2015 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 6, 2016	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	May 6, 2016	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President - Finance and Chief Accounting Officer (principal financial officer and principal accounting officer)

Date:	May 6, 2016	/s/ Douglas W. Chambers
Douglas W. Chambers, Vice President and Controller