Form 10-Q
period 2016-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2016-08-05
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	[x]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class				Outstanding at June 30, 2016
Common Shares, $0.01 par value				102,232,074 Shares
Series A Common Shares, $0.01 par value				7,224,148 Shares

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis should be read in conjunction with Telephone and Data Systems, Inc.’s (“TDS”) interim consolidated financial statements and notes included within, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015.  Analysis of TDS’ financial results compares the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015.  Calculated amounts and percentages are based on the underlying actual numbers rather than the numbers rounded to millions as presented.

This report contains statements that are not based on historical facts, including the words “believes,” “anticipates,” “intends,” “expects” and similar words.  These statements constitute and represent “forward looking statements” as this term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward looking statements. See Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement for additional information.

TDS uses certain “non-GAAP financial measures” throughout the MD&A.  A discussion of the reason TDS determines these metrics to be useful and a reconciliation of these measures to their most directly comparable measures determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are included in the Supplemental Information Relating to Non-GAAP Financial Measures section within the MD&A of this Form 10-Q Report.

General

TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million customers nationwide.  TDS provides wireless services through its 83%-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  TDS also provides wireline services, cable services and hosted and managed services (“HMS”), through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).  TDS’ segments operate almost entirely in the United States.  See Note 11 — Business Segment Information in the Notes to Consolidated Financial Statements for summary financial information on each business segment.

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

  U.S. Cellular deployed 4G LTE as a result of U.S. Cellular’s strategic initiative to enhance its network.  4G LTE reaches 99% of postpaid connections and 98% of cell sites.  The adoption of data-centric smartphones and connected devices is driving significant growth in data traffic.  At the end of the second quarter of 2016, 76% of postpaid connections had 4G capable devices, with the LTE network handling 89% of data traffic.  U.S. Cellular continues to devote efforts to enhance its network capabilities with the deployment of VoLTE technology and plans a multi-year roll out beginning with one market in 2017. VoLTE, when deployed commercially, will enable customers to utilize the LTE network for both voice and data services, and will enable enhanced services such as high definition voice, video calling and simultaneous voice and data sessions.  The deployment of VoLTE also will expand U.S. Cellular’s ability to offer roaming services to additional carriers.

  U.S. Cellular continued to enhance its spectrum position and monetize non-strategic assets by entering into multiple agreements with third parties.  Certain of these agreements involve the purchase of licenses for cash, while others involve the exchange of licenses in non-operating markets for other licenses in operating markets and cash.  The first closing of one of the exchange agreements occurred in June 2016 at which time U.S. Cellular received $13 million of cash and recognized a gain of $9 million. The remaining license purchase and exchange transactions are expected to close in the second half of 2016, at which point U.S. Cellular expects to recognize additional gains.  See Note 5 — Acquisitions, Divestitures and Exchanges for additional information related to these transactions.
  U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of machine-to-machine solutions across various categories.  U.S. Cellular will continue to enhance its advanced wireless services and connected solutions for consumer, business and government customers.
  TDS Telecom’s Wireline business is completing its planned deployment of fiber technology to provide internet speeds of up to 1 Gigabit per second (“Gbps”).  In non-fiber markets, TDS Telecom offers speeds reaching up to 50 Megabits per second (“Mbps”) using bonded copper lines.  By leveraging its high-speed network, Wireline continues to drive growth in its IPTV, broadband, and managedIP services.
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
  Account – represents an individual or business financially responsible for one or multiple associated connections. An account may include a variety of types of connections such as handsets and connected devices.
  Auction 97 – An FCC auction of AWS-3 spectrum licenses that ended in January 2015.
  Auction 1002 – Auction 1002 is part of Auction 1000.  Auction 1000 is an FCC auction of 600 MHz spectrum licenses being held in 2016 involving: (1) a “reverse auction” in which broadcast television licensees submit bids to voluntarily relinquish spectrum usage rights in exchange for payments (referred to as Auction 1001); (2) a “repacking” of the broadcast television bands in order to free up certain broadcast spectrum for other uses; and (3) a “forward auction” of licenses for spectrum cleared through this process to be used for wireless communications (referred to as Auction 1002).
  Broadband Connections – refers to the number of Wireline customers provided high-capacity data circuits via various technologies, including DSL and dedicated internet circuit technologies or the Cable billable number of lines into a building for high-speed data services.
  Churn Rate – represents the percentage of the connections that disconnect service each month.  These rates represent the average monthly churn rate for each respective period.
  FCC – Federal Communications Commission.
  Gross Additions – represents the total number of new connections added during the period, without regard to connections that were terminated during that period.
  Machine-to-Machine or M2M – technology that involves the transmission of data between networked devices, as well as the performance of actions by devices without human intervention.  U.S. Cellular sells and supports M2M solutions to customers, provides connectivity for M2M solutions via the U.S. Cellular network, and has partnerships with device manufacturers and software developers who offer M2M solutions.
  IPTV Connections – represents the number of Wireline customers provided video services using IP networking technology.
  ManagedIP Connections – refers to the number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.
  Net Additions – represents the total number of new connections added during the period, net of connections that were terminated during that period.
  Postpaid Average Billings per Account (“Postpaid ABPA”) – non-GAAP metric is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Billings per User (“Postpaid ABPU”) – non-GAAP metric is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid connections and by the number of months in the period.
  Postpaid Average Revenue per Account (“Postpaid ARPA”) – metric is calculated by dividing total postpaid service revenues by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Revenue per User (“Postpaid ARPU”) – metric is calculated by dividing total postpaid service revenues by the average number of postpaid connections and by the number of months in the period.
  Retail Connections – the sum of postpaid connections and prepaid connections.
  Smartphone Penetration – is calculated by dividing postpaid smartphone connections by postpaid handset connections.

  Universal Service Fund (“USF”) – A system of telecommunications collected fees and support payments managed by the FCC intended to promote universal access to telecommunications services in the United States.
  U.S. Cellular Connections - individual lines of service associated with each device activated by a customer.  This includes smartphones, feature phones, tablets, modems, and machine-to-machine devices.
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
  VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.
  Wireline Residential Revenue per Connection – is calculated by dividing total Wireline residential revenue by the average number of total Wireline residential connections and by the number of months in the period.

Results of Operations — TDS Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
(Dollars in millions)
Operating revenues
U.S. Cellular	$980	$976	-	$1,938	$1,941	-
TDS Telecom	300	295	2%	581	575	1%
All other[1]	3	5	(40)%	7	12	(45)%
Total operating revenues	1,283	1,276	1%	2,526	2,528	-
Operating expenses
U.S. Cellular	962	968	(1)%	1,921	1,682	14%
TDS Telecom	275	269	2%	540	528	2%
All other1 2	5	7	(45)%	8	3	>100%
Total operating expenses	1,242	1,244	-	2,469	2,213	12%
Operating income
U.S. Cellular	18	8	>100%	17	259	(93)%
TDS Telecom	24	26	(5)%	41	47	(12)%
All other1 2	(1)	(2)	61%	(1)	9	>(100)%
Total operating income	41	32	28%	57	315	(82)%
Other income (expenses)
Equity in earnings of unconsolidated entities	36	35	3%	72	70	2%
Interest and dividend income	15	10	52%	29	19	58%
Interest expense	(43)	(34)	(26)%	(85)	(68)	(25)%
Other, net	1	1	>(100)%	–	–	>(100)%
Total investment and other income (expense)	9	12	(25)%	16	21	(24)%

Income before income taxes	50	44	14%	73	336	(78)%
Income tax expense	18	18	4%	31	134	(77)%

Net income	32	26	20%	42	202	(79)%
Less: Net income attributable to noncontrolling interests, net of tax	4	3	18%	6	33	(82)%
Net income attributable to TDS shareholders	$28	$23	21%	$36	$169	(79)%

Capital expenditures	$142	$189	(25)%	$267	$293	(9)%

[1]	Consists of corporate and other operations and intercompany eliminations.

[2]	In 2015, TDS recognized an incremental gain compared to U.S. Cellular of $12 million on a tower sale as a result of lower asset basis in the assets disposed.

Overall, TDS’ 2016 Operating revenues were relatively flat compared to 2015.

The increase in operating expenses in the six months ended June 30, 2016 was due primarily to the absence of significant offsetting gains recognized from sales and exchanges of businesses and licenses.  Such gains were $252 million in 2015 compared to $9 million in 2016.

Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.  TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $20 million and $19 million in the three months ended June 30, 2016 and 2015, respectively, and $40 million and $39 million in the six months ended June 30, 2016 and 2015, respectively, to Equity in earnings of unconsolidated entities.  See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest and dividend income

Interest and dividend income increased due to imputed interest income recognized on equipment installment plans of $12 million and $8 million in the three months ended June 30, 2016 and 2015, respectively, and $24 million and $15 million in the six months ended June 30, 2016 and 2015, respectively.

Interest expense

Interest expense increased due primarily to U.S. Cellular’s issuance of $300 million of 7.25% Senior Notes due 2064 in November 2015 and borrowing of $225 million on U.S. Cellular’s senior term loan facility that was drawn in July 2015.

Income tax expense

TDS’ effective tax rate on Income before income taxes for the three and six months ended June 30, 2016 was 36.3% and 42.3%, respectively, and for both the three and six months ended June 30, 2015 was 39.7%.  The lower effective tax rate for the three months ended June 30, 2016 resulted from a decrease in unrecognized tax benefits resulting from the expiration of statutes of limitation during the period in certain states.

Net income attributable to noncontrolling interests, net of tax

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(Dollars in millions)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$5	$3	$6	$28
Noncontrolling shareholders’ or partners’	(1)	–	–	5
	$4	$3	$6	$33

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income (loss).  The decrease from 2015 to 2016 for the six month period is due to lower income from U.S. Cellular and certain other partnerships in 2016.

Three Months Ended

Net income increased due primarily to improved Operating income levels within the U.S. Cellular segment partially offset by an increase in interest expense associated with debt issuances completed in the latter half of 2015.

Six Months Ended

Net income decreased due primarily to a lesser amount of gains from sales and exchanges of businesses and licenses recognized in 2016 compared to 2015.

*Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

U.S. CELLULAR OPERATIONS

Business Overview

U.S. Cellular owns, operates, and invests in wireless markets throughout the United States.  U.S. Cellular is an 83%-owned subsidiary of TDS.  U.S. Cellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans, and pricing, all provided with a local focus.

OPERATIONS

  Serves customers with approximately 5.0 million connections including 4.5 million postpaid, 0.4 million prepaid and 0.1 million reseller and other connections
  Operates in 23 states
  Employs approximately 6,400 employees
  Headquartered in Chicago, Illinois
  6,324 cell sites including 3,988 owned towers in service

Operational Overview

	YTD 2015	YTD 2016
Postpaid Connections
Gross Additions	391,000	412,000
Net Additions	26,000	81,000
Churn	1.41%	1.24%
Handsets	1.32%	1.14%
Connected Devices	2.38%	1.92%
Connections – end of period	4,324,000	4,490,000
Retail Connections – end of period	4,692,000	4,903,000

U.S. Cellular believes the increase in net additions in 2016 is a result of competitive services and products priced to offer the best value to customers and expanded equipment installment plan offerings.  Postpaid churn continued to decline due to enhancements in the customer experience, targeted retention programs and improvement in the overall credit mix of gross additions.

Smartphones represented 92% and 86% of total postpaid handset sales for the six months ended June 30, 2016 and 2015, respectively.  As a result, smartphone penetration increased to 77% of the postpaid handset base as of June 30, 2016, up from 69% a year ago.  Smartphone customers generally use more data than feature phone customers, thereby driving growth in service revenues.

Continued growth in customer usage related to data services and products may result in increased operating expenses and the need for additional investment in spectrum, network capacity and network enhancements.

*Postpaid ABPU and ABPA are non-GAAP financial measures. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Postpaid ARPU and Postpaid ARPA decreased for the three and six months ended June 30, 2016 due to industry-wide price competition, together with discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal.  Postpaid ARPU also decreased due to net additions of connected devices, which on a per unit basis contribute less revenue than handsets.  These factors were partially offset by the impacts of continued adoption of smartphones and the related increase in service revenues from data usage.

Equipment installment plans increase equipment sales revenue as customers pay for their wireless devices in installments at a total device price that is generally higher than the device price offered to customers in conjunction with alternative plans that are subject to a service contract.  Equipment installment plans also have the impact of reducing service revenues as many equipment installment plans provide for reduced monthly access charges.  In order to show the trends in total service and equipment revenues received, U.S. Cellular has presented Postpaid ABPU and Postpaid ABPA, which are calculated as Postpaid ARPU and Postpaid ARPA plus average monthly equipment installment plan billings per connection and account, respectively.

Equipment installment plan billings increased for the three and six months ended June 30, 2016 due to increased adoption of equipment installment plans by postpaid customers.  Postpaid ABPU decreased in 2016 as the increase in equipment installment plan billings was more than offset by the Postpaid ARPU drivers discussed above. Postpaid ABPA, however, increased in 2016 due to the increase in equipment installment plan billings and an increase in device connections per account, partially offset by the Postpaid ARPU and Postpaid ARPA drivers discussed above.

Financial Overview — U.S. Cellular

	Three Months Ended June 30,			Six Months Ended June 30,
			2016 vs.			2016 vs.
	2016	2015	2015	2016	2015	2015
(Dollars in millions)
Retail service	$680	$734	(8)%	$1,361	$1,482	(8)%
Inbound roaming	38	49	(23)%	74	89	(17)%
Other	44	41	10%	86	82	5%
Service revenues	762	824	(8)%	1,521	1,653	(8)%
Equipment sales	218	152	44%	417	288	45%
Total operating revenues	980	976	-	1,938	1,941	-

System operations (excluding Depreciation, amortization and accretion reported below)	193	196	(2)%	376	387	(3)%
Cost of equipment sold	262	254	3%	518	492	5%
Selling, general and administrative	357	364	(1)%	719	731	(2)%
	812	814	-	1,613	1,610	-

Operating cash flow*	168	162	3%	325	331	(2)%

Depreciation, amortization and accretion	154	151	2%	307	298	3%
(Gain) loss on asset disposals, net	5	5	(12)%	10	10	2%
(Gain) loss on sale of business and other exit costs, net	–	(2)	N/M	–	(113)	100%
(Gain) loss on license sales and exchanges	(9)	–	>(100)%	(9)	(123)	93%
Total operating expenses	962	968	(1)%	1,921	1,682	14%
Operating income (loss)	$18	$8	>100%	$17	$259	(93)%

Net Income	$27	$20	37%	$37	$185	(80)%

Adjusted EBITDA*	$218	$207	5%	$424	$418	2%

Capital expenditures	$93	$134	(31)%	$172	$200	(14)%

*	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

N/M - Percentage change not meaningful

Service revenues consist of:

  Retail Service - Charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data services and products
  Inbound Roaming - Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming
  Other – Primarily amounts received from the Federal USF and tower rental revenues

Equipment revenues consist of:

  Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:

Total operating revenues

Service revenues decreased for the three and six months ended June 30, 2016 as a result of (i) a decrease in retail service revenues driven by industry-wide price competition, including discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal; and (ii) reductions in inbound roaming revenues driven by lower roaming rates.  Such reductions were partially offset by an increase in the average connections base and continued adoption of shared data plans.

Federal USF revenue was $23 million and $46 million for the three and six months ended June 30, 2016, respectively, which remained flat when compared to the same periods last year. Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012. The Phase II Mobility Fund was not operational as of July 2014 and, therefore, as provided by the Reform Order, the phase down was suspended at 60% of the baseline amount. U.S. Cellular will continue to receive USF support at the 60% level until the FCC takes further action. At this time, U.S. Cellular cannot predict the changes that the FCC might make to the USF high cost support program and, accordingly, cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Equipment sales revenues increased for the three and six months ended June 30, 2016 due primarily to an increase in average revenue per device sold from sales under equipment installment plans and an increase in the number of devices sold. Equipment installment plan sales contributed $162 million and $69 million during the three months ended June 30, 2016 and 2015, respectively, and $309 million and $137 million for the six months ended June 30, 2016 and 2015, respectively.  Equipment installment plans represented 69% of the total postpaid devices sold to end users for the three and six months ended June 30, 2016 and 44% and 43% for the three and six months ended June 30, 2015, respectively.  Equipment installment plan connections represented 37% and 20% of total postpaid connections as of June 30, 2016 and 2015, respectively.

System operations expenses

System operations expenses remained relatively flat for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015.

System operations expenses decreased 3% to $376 million for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015.  The primary drivers were as follows:

Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $12 million or 12% to $90 million driven primarily by lower rates for both data and voice traffic, partially offset by increased data roaming usage.

Customer usage expenses decreased $10 million or 10% to $88 million driven by a decrease in circuit costs from the migration to LTE and lower fees for platform and content providers.

The aforementioned drivers were partially offset by maintenance, utility and cell site expenses, which increased $11 million or 6% to $197 million reflecting higher support costs for the expanded 4G LTE network, increased cell site rent, the completion of certain tower maintenance and repair projects, and other maintenance activities.

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

Cost of equipment sold

Cost of equipment sold increased primarily as a result of a 6% and 7% increase in devices sold for the three and six months ended June 30, 2016, respectively.  Cost of equipment sold included $174 million and $105 million related to equipment installment plan sales for the three months ended June 30, 2016 and 2015, respectively, and $334 million and $191 million for the six months ended June 30, 2016 and 2015, respectively.  Loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $44 million and $102 million for the three months ended June 30, 2016 and 2015, respectively, and $101 million and $204 million for the six months ended June 30, 2016 and 2015, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses remained relatively flat for the three and six months ended June 30, 2016 when compared to the same periods last year.

Depreciation, amortization, and accretion expenses

The increase in Depreciation, amortization, and accretion expenses for the three and six months ended June 30, 2016 is mainly driven by the increase in amortization expense related to billing system upgrades.

(Gain) loss on sale of business and other exit costs, net

The net gain for the six months ended June 30, 2015 was due primarily to a $108 million gain recognized on sale of towers and certain related contracts, assets and liabilities.

(Gain) loss on license sales and exchanges, net

The net gains in 2016 and 2015 were due to gains recognized on license exchange transactions with third parties.

See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

TDS TELECOM OPERATIONS

Business Overview

TDS Telecom operates in three reportable segments: Wireline, Cable and HMS. The overall strategy for the Wireline and Cable businesses is to own the best data pipes in each market in order to capitalize on data growth and the need for higher broadband speeds and leverage that growth by bundling services with video and voice.  In addition, through its HMS business, TDS Telecom provides a wide range of Information Technology (“IT”) services including colocation, dedicated hosting, hosted application management, cloud computing services and planning, engineering, procurement, installation, sales and management of  IT infrastructure hardware solutions.

OPERATIONS

  Wireline and Cable serve approximately 1 million broadband, video and voice connections in 34 states.
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

Financial Overview — TDS Telecom

	Three Months Ended June 30,			Six Months Ended June 30,
			2016 vs.			2016 vs.
	2016	2015	2015	2016	2015	2015
(Dollars in millions)
Operating revenues
Wireline	$175	$176	-	$348	$352	(1)%
Cable	45	45	2%	90	88	2%
HMS	80	76	6%	144	137	6%
Intra-company elimination	(1)	(1)	20%	(2)	(2)	(2)%
TDS Telecom operating revenues	300	295	2%	581	575	1%

Operating expenses
Wireline	151	152	(1)%	304	303	-
Cable	46	41	12%	90	83	8%
HMS	80	78	2%	148	144	3%
Intra-company elimination	(1)	(1)	20%	(2)	(2)	(2)%
TDS Telecom operating expenses	275	269	2%	540	528	2%

TDS Telecom operating income	$24	$26	(5)%	$41	$47	(12)%

Net income	$15	$16	(6)%	$25	$29	(13)%

Adjusted EBITDA*	$80	$79	-	$156	$159	(2)%

Capital expenditures	$46	$53	(14)%	$88	$90	(2)%

Numbers may not foot due to rounding.

*	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Three and Six Months Ended

Operating revenues for the three and six months ended June 30, 2016 grew slightly as increases in revenues from HMS and Cable operations were offset by declines in Wireline commercial and wholesale revenues.

Total operating expenses

Operating expenses for the three and six months ended June 30, 2016 increased to support growth in HMS and Cable.

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

Operational Overview

Wireline residential broadband customers, comprised mainly of ILEC connections, are increasingly choosing higher speeds.  In total, Wireline increased residential revenue per connection by 3% for the six months ended June 30, 2016.

Total connections were flat as a 13,300 increase in IPTV connections was offset by a 4% decline in voice connections.	TDS managedIP connections grew 3%; however, this did not offset the decline in voice and broadband connections.

Financial Overview — Wireline

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
(Dollars in millions)
Residential	$77	$74	4%	$153	$149	3%
Commercial	53	55	(4)%	107	111	(4)%
Wholesale	44	46	(3)%	87	91	(4)%
Service revenues	175	175	-	347	351	(1)%
Equipment and product sales	–	1	(11)%	1	1	2%
Total operating revenues	175	176	-	348	352	(1)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	64	63	1%	126	125	-
Cost of equipment and products	–	1	(22)%	1	1	(15)%
Selling, general and administrative	49	49	-	98	95	3%
	113	112	1%	224	221	1%

Operating cash flow*	62	64	(2)%	124	131	(5)%

Depreciation, amortization and accretion	37	41	(10)%	78	83	(6)%
(Gain) loss on asset disposals, net	1	1	(43)%	1	2	(35)%
(Gain) loss on sale of business and other exit costs, net	–	(3)	>100%	–	(3)	>100%
Total operating expenses	151	152	(1)%	304	303	-
Operating income	$25	$24	1%	$45	$49	(9)%

Income before income taxes	$25	$25	-	$46	$51	(9)%

Adjusted EBITDA*	$63	$64	(2)%	$125	$132	(5)%

Capital expenditures	$27	$32	(13)%	$55	$52	6%

Numbers may not foot due to rounding.

*	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

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

Key components of changes in the statement of operations items were as follows:

Total operating revenues

Residential revenues increased for the three and six months ended June 30, 2016 as growth in IPTV and data more than offset the decline in legacy voice services. For both periods, IPTV average connections grew nearly 50%, offset by a 4% decline in average voice connections.

Commercial revenues decreased for the three and six months ended June 30, 2016 as declining legacy voice and data connections reduced revenues, partially offset by an increase in revenue driven by 3% growth in average managedIP connections in both periods.

Wholesale revenues decreased for the three and six months ended June 30, 2016 due primarily to the effect of divestitures, a 15% reduction in intra-state minutes-of-use and a reduction in special access revenues.  A $2 million increase in annual adjustments related to regulatory support mechanisms favorably impacted both periods in 2016.

Cost of services

Cost of services were relatively flat for the three and six months ended June 30, 2016  as increased charges related to the growth in IPTV were offset by reduced costs of provisioning circuits, purchasing unbundled network elements and providing long-distance services.

Selling, general and administrative expenses

Selling, general and administrative expenses were relatively flat for the three months ended June 30, 2016.  Expenses increased for the six month period due to growth in employee-related expenses.

Depreciation, amortization and accretion

Depreciation, amortization and accretion decreased for the three and six months ended June 30, 2016 due primarily to a $4 million adjustment recorded in the three months ended June 30, 2016 for excess depreciation attributable to the third quarter of 2014 through the first quarter of 2016.

CABLE OPERATIONS

Business Overview

TDS Telecom’s cable strategy is to expand its broadband services and leverage that growth by bundling with video and voice services.  TDS Telecom seeks to be the leading provider of broadband services in its targeted markets by leveraging its core competencies in network management and customer focus.

Operational Overview

Cable connections grew 5% over 2015 with increases in broadband and voice outpacing declines in video.

Financial Overview — Cable

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
(Dollars in millions)
Residential	$36	$35	3%	$72	$70	2%
Commercial	9	10	(3)%	19	18	3%
Total operating revenues	45	45	2%	90	88	2%

Cost of services (excluding Depreciation, amortization and accretion reported below)	24	20	19%	46	40	15%
Selling, general and administrative	12	14	(11)%	24	26	(7)%
	36	34	7%	70	66	6%

Operating cash flow*	10	11	(14)%	20	22	(9)%

Depreciation, amortization and accretion	9	9	5%	18	18	5%
(Gain) loss on asset disposals, net	–	(2)	>100%	1	(1)	>100%
Total operating expenses	46	41	12%	90	83	8%
Operating income (loss)	$–	$4	>(100)%	$1	$5	(90)%

Income (loss) before income taxes	$–	$4	>(100)%	$1	$6	(86)%

Adjusted EBITDA*	$10	$11	(13)%	$20	$22	(9)%

Capital expenditures	$17	$12	40%	$30	$24	26%

Numbers may not foot due to rounding.

*	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Residential and Commercial revenues consist of:

  Broadband services, including high-speed internet, security and support services
  Video services including premium programming in HD, multi-room and TV Everywhere offerings
  Voice services

Key components of changes in the statement of operations items were as follows:

Total operating revenues

Residential revenues increased for the three and six months ended June 30, 2016 due primarily to a 7% increase in year-to-date average residential connections partially offset by a decrease in revenue caused by promotional pricing.

Commercial revenues decreased for the three months ended June 30, 2016 due to a $1 million discrete favorable impact related to the resolution of an uncertainty involving a vendor contract recorded in the three months ended June 30, 2015, partially offset by increases in pricing.

Commercial revenues increased for the six months ended June 30, 2016 due primarily to increases in pricing.

Cost of services

Cost of services increased for the three and six months ended June 30, 2016 due primarily to increases in employee expenses, programming content costs and costs related to converting analog video customers to digital signals to gain access to additional bandwidth.

Selling, general and administrative

Selling, general and administrative expenses decreased for the three and six months ended June 30, 2016 due to lower employee costs, partially offset by an increase in property taxes.

HMS OPERATIONS

Business Overview

Under TDS Telecom’s OneNeck IT Solutions brand, TDS Telecom offers a full-suite of IT solutions ranging from equipment resale to full management and hosting of a customer’s IT infrastructure and applications.  The goal of HMS operations is to create, deliver, and support a platform of IT products and services tailored for mid-market business customers.

Financial Overview — HMS

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
(Dollars in millions)
Service revenues	$33	$29	11%	$62	$58	7%
Equipment and product sales	47	46	3%	82	79	5%
Total operating revenues	80	76	6%	144	137	6%

Cost of services (excluding Depreciation, amortization and accretion reported below)	19	22	(13)%	40	42	(4)%
Cost of equipment and products	39	39	1%	68	66	4%
Selling, general and administrative	15	11	33%	25	24	6%
	73	71	2%	134	131	2%

Operating cash flow*	7	4	78%	10	5	>100%

Depreciation, amortization and accretion	7	7	11%	15	13	12%
Total operating expenses	80	78	2%	148	144	3%
Operating loss	$–	$(3)	99%	$(4)	$(8)	46%

Loss before income taxes	$(1)	$(3)	63%	$(6)	$(9)	29%

Adjusted EBITDA*	$7	$4	75%	$11	$5	>100%

Capital expenditures	$2	$9	(82)%	$3	$14	(76)%

Numbers may not foot due to rounding.

*	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Service revenues consist of:

  Cloud and hosting solutions
  Managed services
  Enterprise Resource Planning (“ERP”) application management
  Professional services
  Co-location services
  IT hardware maintenance services

Equipment revenues consist of:

  IT hardware sales

Key components of changes in the statement of operations items were as follows:

Growth in maintenance services and professional services resulted in an increase in Service revenues for the three and six months ended June 30, 2016.  Cost of services decreased for the three and six months ended June 30, 2016 due primarily to reduced employee expenses.   Equipment and product sales revenues from sales of IT infrastructure hardware solutions increased for the three and six months ended June 30, 2016 due primarily to higher spending by existing customers.  There was a corresponding increase in Cost of equipment and products needed to support revenue growth.  Selling, general and administrative expenses increased due primarily to commissions on increased sales for the three and six months ended June 30, 2016.

Liquidity and Capital Resources

Sources of Liquidity

TDS and its subsidiaries operate capital-intensive businesses.  Historically, TDS has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes.  In the past, TDS’ existing cash and investment balances, funds available under its revolving credit facilities, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating, investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions.  There is no assurance that this will be the case in the future.  It may be necessary from time-to-time to increase the size of the existing revolving credit facilities, to put in place new credit facilities, or to obtain other forms of financing in order to fund potential expenditures.  TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain short or long-term financing on acceptable terms, TDS makes significant spectrum license purchases in FCC auctions or from other parties, TDS makes significant business acquisitions, the LA Partnership discontinues or reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments continue to decline.  In addition, although sales of assets or businesses by TDS have been an important source of liquidity in recent periods, TDS does not expect a similar level of such sales in the future, which will reduce a source of liquidity.  In recent years, TDS’ credit rating has declined to sub-investment grade.

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

At June 30, 2016, TDS’ consolidated cash and cash equivalents totaled $899 million compared to $985 million at December 31, 2015.  The majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes.  In June 2016, TDS entered into a new $400 million revolving credit agreement with certain lenders and other parties and U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result of the new agreements, TDS’ and U.S. Cellular’s revolving credit agreements due to expire in December 2017 were terminated.  Amounts under both of the new revolving credit facilities may be borrowed, repaid and reborrowed from time-to-time until maturity in June 2021.  Certain TDS and U.S. Cellular wholly-owned subsidiaries have jointly and severally unconditionally guaranteed the payment and performance of the obligations of TDS and U.S. Cellular under the revolving credit agreements.  As of June 30, 2016, there were no outstanding borrowings under the revolving credit facilities, except for letters of credit, and TDS and U.S. Cellular’s unused capacity under their revolving credit facilities was $399 million and $283 million, respectively.  The continued availability of the new revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and provide representations on certain matters at the time of each borrowing.  See Note 8 — Debt in the Notes to Consolidated Financial Statements for additional information.

In June 2016, U.S. Cellular also amended and restated its senior term loan credit facility.  Certain modifications were made to the financial covenants and subsidiary guarantees were added in order to align with the new revolving credit agreements.  There were no significant changes to the maturity date or other key terms of the agreement.

TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit facilities and the senior term loan credit facility as of June 30, 2016.

TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.

The proceeds from any of the aforementioned financing facilities are available for general corporate purposes, including spectrum purchases and capital expenditures.

The long-term debt payments due for the remainder of 2016 and the next four years represent less than 3% of TDS’ total long-term debt obligation measured as of June 30, 2016.

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
  Deploy VoLTE technology;
  Expand and enhance the retail store network; and
  Develop and enhance business systems.

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

In March 2016, the FCC released a list of applicants that successfully completed applications for the forward auction of 600 MHz spectrum licenses, referred to as Auction 1002, which included U.S. Cellular.  In July 2016, the FCC released a list of applicants that qualified to bid in Auction 1002, which again included U.S. Cellular.  Forward auction bidding is scheduled to begin in August 2016.  See “Regulatory Matters — FCC Auction 1002.”  Prior to becoming a qualified bidder, U.S. Cellular was required to make an upfront payment, the size of which establishes its initial bidding eligibility.  In June 2016, U.S. Cellular made an upfront payment to the FCC of $143 million to establish its initial bidding eligibility.  If U.S. Cellular is a winning bidder in the auction, it may be required to make additional payments to the FCC that may be substantial.  In such event, U.S. Cellular plans to finance such payments from its existing cash balances, borrowings under its revolving credit agreement and/or additional long-term debt.  Further, if U.S. Cellular is not the winning bidder of any licenses, or is the winning bidder of licenses with an aggregate bid price that is less than the upfront payment, all or a portion of the upfront payment will be refunded to U.S. Cellular.

In 2015 and in 2016, U.S. Cellular entered into multiple spectrum license purchase agreements.  The aggregate purchase price for these spectrum licenses is $56 million, of which $46 million closed in the six months ended June 30, 2016.  In 2016, U.S. Cellular also entered into multiple agreements with third parties to transfer FCC licenses in non-operating markets and receive FCC licenses in operating markets.  The agreements provide for the transfer of certain AWS and PCS spectrum licenses and approximately $29 million, net, in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz spectrum licenses to the third parties.  The first closing of one of the exchange agreements occurred in June 2016 at which time U.S. Cellular received $13 million of cash.  The remaining license purchase and exchange transactions are expected to close in the second half of 2016.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Variable Interest Entities

TDS consolidates certain entities as “variable interest entities” under GAAP.  See Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities.  TDS may elect to make capital contributions and/or advances to variable interest entities in order to fund their operations.

Common Share Repurchase Programs

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Common Shares, in each case subject to any available repurchase program.  Share repurchases made under these programs in 2016 and 2015 were as follows:

	Number of	Average Cost	Dollar Amount
Six Months Ended June 30,	Shares	Per Share	(in millions)
2016
TDS Common Shares	111,700	$22.56	$3
U.S. Cellular Common Shares	46,861	$34.77	$2

2015
TDS Common Shares	–	$–	$–
U.S. Cellular Common Shares	66,209	$34.77	$2

For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

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

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2015 and June 30, 2016 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2015.

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

Consolidated Cash Flow Analysis

TDS operates a capital- and marketing-intensive business.  TDS makes substantial investments to acquire wireless licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to TDS’ networks.  TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter-to-quarter and year-to-year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes TDS' cash flow activities for the six months ended June 30, 2016 and 2015.

2016 Commentary

TDS’ Cash and cash equivalents decreased $86 million in 2016.  Net cash provided by operating activities was $400 million in 2016 due to net income of $42 million plus non-cash items of $424 million and distributions from unconsolidated entities of $30 million.  This was partially offset by changes in working capital items which decreased net cash by $96 million.  TDS received a federal tax refund of $63 million related to an overpayment of the 2015 expected tax liability, which resulted from the enactment of federal bonus depreciation in December 2015.  This was offset by a use of cash of $94 million due to an increase in equipment installment plan receivables, which are expected to continue to increase and further require the use of working capital in the near term.

The net cash provided by operating activities was offset by Cash flows used for investing activities of $452 million.  Cash paid in 2016 for additions to property, plant and equipment totaled $281 million.  In June 2016, U.S. Cellular made a deposit of $143 million to the FCC for its participation in Auction 1002.  Cash paid for acquisitions and licenses in 2016 was $46 million partially offset by Cash received from divestitures and exchanges of $17 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.

2015 Commentary

Cash flows from operating activities were $538 million in 2015, contributing to a net increase in Cash and cash equivalents of $160 million for the period.  Changes in working capital items provided net cash of $170 million.  As a result of increased focus by U.S. Cellular to sell through inventory of wireless devices on hand in 2015, inventory levels decreased.  During 2015, TDS received federal income tax refunds of $100 million related to an overpayment of the 2014 expected tax liability and the carryback of its 2014 net operating loss to the 2012 and 2013 tax years.  These refunds resulted from the enactment of federal bonus depreciation in December 2014.  In addition, income taxes incurred on the sale of towers and on the license exchange in 2015 were not payable until periods after June 30, 2015, resulting in increased income tax payable amounts included in Accrued taxes.

Cash flows used for investing activities were $346 million in 2015.  Cash paid for additions to property, plant and equipment totaled $359 million in 2015.  During 2015, a $278 million payment was made by Advantage Spectrum L.P. to the FCC for licenses for which it was the provisional winning bidder in Auction 97.  Cash received from divestitures and exchanges in 2015 included $117 million related to licenses and $141 million related to the sale of 359 towers and certain related contracts, assets and liabilities.

Other Information

U.S. Cellular did not receive any cash distribution in 2015 and in the six months ended June 30, 2016 from the LA Partnership.  In July 2016, U.S. Cellular received a cash distribution of $10 million.

Consolidated Balance Sheet Analysis

The following discussion addresses certain captions in the consolidated balance sheet and changes therein.  This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.  Changes in financial condition during 2016 are as follows:

Income taxes receivable

Income taxes receivable decreased $64 million due primarily to the receipt of a federal income tax refund of $63 million in March 2016.

Assets held for sale

Assets held for sale increased $23 million due to reclassification of Licenses to this account as a result of exchanges with third parties.  The license exchange agreements are expected to close in the second half of 2016.  See Note 5 — Acquisitions, Divestitures and Exchanges for additional information.

Other assets and deferred charges

Other assets and deferred charges increased $169 million due primarily to an upfront payment of $143 million to the FCC to establish U.S. Cellular’s initial bidding eligibility for its participation in Auction 1002.  See Note 5 — Acquisitions, Divestitures and Exchanges for additional information.

Supplemental Information Relating to Non-GAAP Financial Measures

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

  EBITDA
  Adjusted EBITDA
  Operating cash flow
  Free cash flow
  Adjusted free cash flow
  Postpaid ABPU
  Postpaid ABPA

Below is a reconciliation of each of these measures.

Adjusted EBITDA and Operating Cash Flow

Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and accretion) is defined as net income adjusted for the items set forth in the reconciliation.  Operating cash flow is defined as net income adjusted for the items set forth in the reconciliation.  Adjusted EBITDA and Operating cash flow are not measures of financial performance under GAAP and should not be considered as alternatives to Net income, as indicators of cash flows or as measures of liquidity.  TDS does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.

Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  See Note 11 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.

Management uses Adjusted EBITDA and Operating cash flow as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed most appropriate.  Management believes Adjusted EBITDA and Operating cash flow are useful measures of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.  Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, while Operating cash flow reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities.  The following table reconciles Adjusted EBITDA and Operating cash flow to the corresponding GAAP measure, Net income or Income (loss) before income taxes.  Income tax expense is not provided at the individual segment level for Wireline, Cable and HMS.  TDS calculates income tax expense for TDS Telecom in total.

	Three Months Ended June 30,		Six Months Ended June 30,
TDS - CONSOLIDATED	2016	2015	2016	2015
(Dollars in millions)
Net income (GAAP)	$32	$26	$42	$202
Add back:
Income tax expense	18	18	31	134
Interest expense	43	34	85	68
Depreciation, amortization and accretion	210	211	422	418
EBITDA (Non-GAAP)	303	289	580	822
Add back or deduct:
(Gain) loss on sale of business and other exit costs, net	–	(6)	–	(129)
(Gain) loss on license sales and exchanges, net	(9)	–	(9)	(123)
(Gain) loss on asset disposals, net	6	5	12	10
Adjusted EBITDA (Non-GAAP)	300	288	583	580
Deduct:
Equity in earnings of unconsolidated entities	36	35	72	70
Interest and dividend income	15	10	29	19
Other, net	1	1	–	–
Operating cash flow (Non-GAAP)	248	242	482	491
Deduct:
Depreciation, amortization and accretion	210	211	422	418
(Gain) loss on sale of business and other exit costs, net	–	(6)	–	(129)
(Gain) loss on license sales and exchanges, net	(9)	–	(9)	(123)
(Gain) loss on asset disposals, net	6	5	12	10
Operating income (GAAP)	$41	$32	$57	$315

	Three Months Ended June 30,		Six Months Ended June 30,
U.S. CELLULAR	2016	2015	2016	2015
(Dollars in millions)
Net income (GAAP)	$27	$20	$37	$185
Add back:
Income tax expense	13	13	23	121
Interest expense	28	20	56	40
Depreciation, amortization and accretion	154	151	307	298
EBITDA (Non-GAAP)	222	204	423	644
Add back or deduct:
(Gain) loss on sale of business and other exit costs, net	–	(2)	–	(113)
(Gain) loss on license sales and exchanges, net	(9)	–	(9)	(123)
(Gain) loss on asset disposals, net	5	5	10	10
Adjusted EBITDA (Non-GAAP)	218	207	424	418
Deduct:
Equity in earnings of unconsolidated entities	37	36	72	70
Interest and dividend income	14	9	27	17
Other, net	(1)	–	–	–
Operating cash flow (Non-GAAP)	168	162	325	331
Deduct:
Depreciation, amortization and accretion	154	151	307	298
(Gain) loss on sale of business and other exit costs, net	–	(2)	–	(113)
(Gain) loss on license sales and exchanges, net	(9)	–	(9)	(123)
(Gain) loss on asset disposals, net	5	5	10	10
Operating income (GAAP)	$18	$8	$17	$259

	Three Months Ended June 30,		Six Months Ended June 30,
TDS TELECOM	2016	2015	2016	2015
(Dollars in millions)
Net income (GAAP)	$15	$16	$25	$29
Add back:
Income tax expense	10	11	16	19
Interest expense	1	–	1	–
Depreciation, amortization and accretion	54	57	112	114
EBITDA (Non-GAAP)	79	83	154	162
Add back or deduct:
(Gain) loss on sale of business and other exit costs, net	–	(3)	–	(3)
(Gain) loss on asset disposals, net	1	(1)	2	–
Adjusted EBITDA (Non-GAAP)	80	79	156	159
Deduct:
Interest and dividend income	1	1	2	1
Operating cash flow (Non-GAAP)	79	79	155	158
Deduct:
Depreciation, amortization and accretion	54	57	112	114
(Gain) loss on sale of business and other exit costs, net	–	(3)	–	(3)
(Gain) loss on asset disposals, net	1	(1)	2	–
Operating income (GAAP)	$24	$26	$41	$47

Numbers may not foot due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
WIRELINE	2016	2015	2016	2015
(Dollars in millions)
Income before income taxes (GAAP)	$25	$25	$46	$51
Add back:
Interest expense	–	–	(1)	(1)
Depreciation, amortization and accretion	37	41	78	83
EBITDA (Non-GAAP)	62	66	124	134
Add back or deduct:
(Gain) loss on sale of business and other exit costs, net	–	(3)	–	(3)
(Gain) loss on asset disposals, net	1	1	1	2
Adjusted EBITDA (Non-GAAP)	63	64	125	132
Deduct:
Interest and dividend income	1	1	1	1
Operating cash flow (Non-GAAP)	62	64	124	131
Deduct:
Depreciation, amortization and accretion	37	41	78	83
(Gain) loss on sale of business and other exit costs, net	–	(3)	–	(3)
(Gain) loss on asset disposals, net	1	1	1	2
Operating income (GAAP)	$25	$24	$45	$49

Numbers may not foot due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
CABLE	2016	2015	2016	2015
(Dollars in millions)
Income (loss) before income taxes (GAAP)	$–	$4	$1	$6
Add back:
Depreciation, amortization and accretion	9	9	18	18
EBITDA (Non-GAAP)	9	13	19	23
Add back or deduct:
(Gain) loss on asset disposals, net	–	(2)	1	(1)
Adjusted EBITDA (Non-GAAP)	10	11	20	22
Deduct:
Other, net	–	–	–	–
Operating cash flow (Non-GAAP)	10	11	20	22
Deduct:
Depreciation, amortization and accretion	9	9	18	18
(Gain) loss on asset disposals, net	–	(2)	1	(1)
Operating income (loss) (GAAP)	$–	$4	$1	$5

Numbers may not foot due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
HMS	2016	2015	2016	2015
(Dollars in millions)
Loss before income taxes (GAAP)	$(1)	$(3)	$(6)	$(9)
Add back:
Interest expense	1	–	2	1
Depreciation, amortization and accretion	7	7	15	13
EBITDA (Non-GAAP)	7	4	11	5
Add back or deduct:
(Gain) loss on asset disposals, net	–	–	–	–
Adjusted EBITDA (Non-GAAP)	7	4	11	5
Deduct:
Other, net	–	–	–	–
Operating cash flow (Non-GAAP)	7	4	10	5
Deduct:
Depreciation, amortization and accretion	7	7	15	13
(Gain) loss on asset disposals, net	–	–	–	–
Operating loss (GAAP)	$–	$(3)	$(4)	$(8)

Numbers may not foot due to rounding.

Free Cash Flow and Adjusted Free Cash Flow

The following table presents Free cash flow and Adjusted free cash flow.  Management uses Free cash flow as a liquidity measure and it is defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment.  Adjusted free cash flow is defined as Cash flows from operating activities (which includes cash outflows related to the Sprint decommissioning), as adjusted for cash proceeds from the Sprint Cost Reimbursement (which are included in Cash flows from investing activities in the Consolidated Statement of Cash Flows), less Cash paid for additions to property, plant and equipment.  Free cash flow and Adjusted free cash flow are non-GAAP financial measures which TDS believes may be useful to investors and other users of its financial information in evaluating liquidity, specifically, the amount of cash generated by business operations (including cash proceeds from the Sprint Cost Reimbursement), after Cash paid for additions to property, plant and equipment.

	Six Months Ended June 30,
	2016	2015
(Dollars in millions)
Cash flows from operating activities (GAAP)	$400	$538
Less: Cash paid for additions to property, plant and equipment	281	359
Free cash flow (Non-GAAP)	$119	$179
Add: Sprint Cost Reimbursement[1]	4	23
Adjusted free cash flow (Non-GAAP)	$123	$202

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

Postpaid ABPU and Postpaid ABPA

U.S. Cellular presents Postpaid ABPU and Postpaid ABPA to reflect the revenue shift from Service revenues to Equipment and product sales resulting from the increased adoption of equipment installment plans.  Postpaid ABPU and Postpaid ABPA, as previously defined, are non-GAAP financial measures which U.S. Cellular believes are useful to investors and other users of its financial information in showing trends in both service and equipment revenues received from customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$636	$694	$1,275	$1,401
Average number of postpaid connections	4.48	4.31	4.45	4.31
Number of months in period	3	3	6	6
Postpaid ARPU (GAAP metric)	$47.37	$53.62	$47.76	$54.24

Calculation of Postpaid ABPU
Postpaid service revenues	$636	$694	$1,275	$1,401
Equipment installment plan billings	118	58	223	104
Total billings to postpaid connections	$754	$752	$1,498	$1,505
Average number of postpaid connections	4.48	4.31	4.45	4.31
Number of months in period	3	3	6	6
Postpaid ABPU (Non-GAAP metric)	$56.09	$58.06	$56.08	$58.28

Calculation of Postpaid ARPA
Postpaid service revenues	$636	$694	$1,275	$1,401
Average number of postpaid accounts	1.70	1.73	1.70	1.74
Number of months in period	3	3	6	6
Postpaid ARPA (GAAP metric)	$124.91	$133.85	$125.13	$134.39

Calculation of Postpaid ABPA
Postpaid service revenues	$636	$694	$1,275	$1,401
Equipment installment plan billings	118	58	223	104
Total billings to postpaid accounts	$754	$752	$1,498	$1,505
Average number of postpaid accounts	1.70	1.73	1.70	1.74
Number of months in period	3	3	6	6
Postpaid ABPA (Non-GAAP metric)	$147.90	$144.94	$146.95	$144.40

Application of Critical Accounting Policies and Estimates

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2015.  There were no material changes to TDS’ application of critical accounting policies and estimates during the six months ended June 30, 2016.

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

FCC Auction 1002

On March 18, 2016, the FCC released a list of applicants that successfully completed applications for the forward auction of 600 MHz spectrum licenses, referred to as Auction 1002, which included U.S. Cellular.  On July 15, 2016, the FCC released a list of the applicants that qualified to bid in Auction 1002, which again included U.S. Cellular.  Forward auction bidding is scheduled to begin on August 16, 2016.  As a result of the participation of U.S. Cellular, since February 10, 2016, TDS has been subject to FCC anti-collusion rules that place certain restrictions on public disclosures and business communications with other companies relating to U.S. Cellular’s participation.  These restrictions will continue until the down payment deadline for Auction 1002, which will be ten business days after release of the FCC’s Channel Reassignment Public Notice, following the end of the auction.  These anti-collusion rules, which could last nine months or more from February 10, 2016, may restrict the conduct of certain TDS activities with other auction applicants as well as with nationwide providers of wireless services which are not applicants.  The restrictions could have an adverse effect on TDS’ business, financial condition or results of operations.

FCC Connect America Fund (CAF)

On March 30, 2016, the FCC released an order modifying the USF program to extend the Connect America Fund (CAF) program to rate-of-return incumbent local exchange carriers for the purpose of extending broadband services, including standalone broadband, in underserved rural areas.  The FCC is providing rate-of-return carriers with two paths to receive funds from the CAF.  The first path includes a voluntary model-based approach and includes support for a ten-year period in exchange for meeting defined build-out obligations.  This election must be done at the state level.  The second path is based on existing rate-of-return mechanisms, but with substantial modifications.  This path also includes defined build-out obligations.  TDS Telecom is reviewing the order and is considering its options under the two paths.  There is no assurance that either of the new CAF options will provide TDS Telecom with the level of support TDS Telecom received under previous federal support mechanisms.

FCC Net Neutrality Order

TDS previously disclosed that the FCC adopted rules relating to net neutrality which reclassified broadband internet access service under Title II, and that lawsuits had been filed challenging such rules and reclassification.  In June 2016, the U.S. Court of Appeals for the District of Columbia Circuit upheld the FCC’s rules and reclassification.  A request for a rehearing of this decision was filed in July 2016, and it is expected that this court decision also will be appealed and subject to further proceedings.  TDS cannot predict the outcome of any further proceedings or the impact on its business.

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
  A failure by TDS to successfully execute its business strategy (including planned acquisitions, spectrum acquisitions, divestitures and exchanges) or allocate resources or capital could have an adverse effect on TDS’ business, financial condition or results of operations.
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

Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2015 for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt. There have been no material changes to such information since December 31, 2015. See Note 8 — Debt in the Notes to Consolidated Financial Statements for additional information.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2016.

Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,007	$1,071	$2,008	$2,144
Equipment and product sales	276	205	518	384
Total operating revenues	1,283	1,276	2,526	2,528

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	297	301	585	594
Cost of equipment and products	309	298	600	570
Selling, general and administrative	429	435	859	873
Depreciation, amortization and accretion	210	211	422	418
(Gain) loss on asset disposals, net	6	5	12	10
(Gain) loss on sale of business and other exit costs, net	–	(6)	–	(129)
(Gain) loss on license sales and exchanges, net	(9)	–	(9)	(123)
Total operating expenses	1,242	1,244	2,469	2,213

Operating income	41	32	57	315

Investment and other income (expense)
Equity in earnings of unconsolidated entities	36	35	72	70
Interest and dividend income	15	10	29	19
Interest expense	(43)	(34)	(85)	(68)
Other, net	1	1	–	–
Total investment and other income	9	12	16	21

Income before income taxes	50	44	73	336
Income tax expense	18	18	31	134
Net income	32	26	42	202
Less: Net income attributable to noncontrolling
interests, net of tax	4	3	6	33
Net income attributable to TDS shareholders	28	23	36	169
TDS Preferred dividend requirement	–	–	–	–
Net income available to TDS common shareholders	$28	$23	$36	$169

Basic weighted average shares outstanding	109	108	109	108
Basic earnings per share available to TDS common shareholders	$0.25	$0.21	$0.33	$1.56

Diluted weighted average shares outstanding	111	110	111	109
Diluted earnings per share available to TDS common shareholders	$0.25	$0.21	$0.32	$1.53

Dividends per share to TDS shareholders	$0.148	$0.141	$0.296	$0.282

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(Dollars in millions)
Net income	$32	$26	$42	$202
Net change in accumulated other comprehensive income
Change in net unrealized gain (loss) on equity investments	1	–	1	–
Change related to retirement plan
Amounts included in net periodic benefit cost
for the period
Amortization of prior service cost	(1)	(1)	(1)	(2)
Change in deferred income taxes	–	–	–	1
Change related to retirement plan, net of tax	(1)	(1)	(1)	(1)
Net change in accumulated other comprehensive income	–	(1)	–	(1)
Comprehensive income	32	25	42	201
Less: Net income attributable to noncontrolling
interests, net of tax	4	3	6	33
Comprehensive income attributable to TDS shareholders	$28	$22	$36	$168

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
(Dollars in millions)
Cash flows from operating activities
Net income	$42	$202
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	422	418
Bad debts expense	46	55
Stock-based compensation expense	18	18
Deferred income taxes, net	8	(41)
Equity in earnings of unconsolidated entities	(72)	(70)
Distributions from unconsolidated entities	30	27
(Gain) loss on asset disposals, net	12	10
(Gain) loss on sale of business and other exit costs, net	–	(129)
(Gain) loss on license sales and exchanges, net	(9)	(123)
Noncash interest expense	2	1
Other operating activities	(3)	–
Changes in assets and liabilities from operations
Accounts receivable	(6)	(18)
Equipment installment plans receivable	(94)	(65)
Inventory	(26)	127
Accounts payable	32	30
Customer deposits and deferred revenues	(18)	(7)
Accrued taxes	76	191
Accrued interest	(1)	–
Other assets and liabilities	(59)	(88)
Net cash provided by operating activities	400	538

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(281)	(359)
Cash paid for acquisitions and licenses	(46)	(281)
Cash received from divestitures and exchanges	17	292
Federal Communications Commission deposit	(143)	–
Other investing activities	1	2
Net cash used in investing activities	(452)	(346)

Cash flows from financing activities
Repayment of long-term debt	(6)	–
Issuance of long-term debt	2	–
TDS Common Shares reissued for benefit plans, net of tax payments	–	10
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	3	(2)
Repurchase of TDS Common Shares	(3)	–
Repurchase of U.S. Cellular Common Shares	(2)	(2)
Dividends paid to TDS shareholders	(32)	(31)
Payment of debt issuance costs	(4)	(3)
Distributions to noncontrolling interests	(1)	(6)
Other financing activities	9	2
Net cash used in financing activities	(34)	(32)

Net increase (decrease) in cash and cash equivalents	(86)	160

Cash and cash equivalents
Beginning of period	985	472
End of period	$899	$632

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

 (Unaudited)

	June 30,	December 31,
	2016	2015
(Dollars in millions)
Current assets
Cash and cash equivalents	$899	$985
Accounts receivable
Due from customers and agents, less allowances of $48 and $49, respectively	724	705
Other, less allowances of $2 and $1, respectively	100	98
Inventory, net	184	158
Prepaid expenses	121	112
Income taxes receivable	6	70
Other current assets	31	30
Total current assets	2,065	2,158

Assets held for sale	23	–

Licenses	1,864	1,844
Goodwill	766	766
Franchise rights	244	244
Other intangible assets, net of accumulated amortization of $147 and $144, respectively	39	47
Investments in unconsolidated entities	446	402

Property, plant and equipment
In service and under construction	11,520	11,520
Less: Accumulated depreciation and amortization	7,907	7,756
Property, plant and equipment, net	3,613	3,764

Other assets and deferred charges	366	197

Total assets[1]	$9,426	$9,422

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	June 30,	December 31,
	2016	2015
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$14	$14
Accounts payable	362	349
Customer deposits and deferred revenues	269	288
Accrued interest	11	12
Accrued taxes	50	41
Accrued compensation	96	113
Other current liabilities	96	127
Total current liabilities	898	944

Deferred liabilities and credits
Deferred income tax liability, net	908	900
Other deferred liabilities and credits	447	433

Long-term debt, net	2,436	2,440

Commitments and contingencies

Noncontrolling interests with redemption features	1	1

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 109 shares (7 Series A Common and 102 Common Shares)
Par Value ($.01 per share)	1	1
Capital in excess of par value	2,363	2,365
Treasury shares, at cost, 24 Common Shares	(717)	(727)
Accumulated other comprehensive income (loss)	–	–
Retained earnings	2,487	2,487
Total TDS shareholders' equity	4,134	4,126

Preferred shares	1	1
Noncontrolling interests	601	577

Total equity	4,736	4,704

Total liabilities and equity[1]	$9,426	$9,422

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of June 30, 2016 and December 31, 2015 include assets held by consolidated VIEs of $804 million and $658 million, respectively, which are not available to be used to settle the obligations of TDS.  The consolidated total liabilities as of June 30, 2016 and December 31, 2015 include certain liabilities of consolidated VIEs of $16 million and $1 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS.  See Note 9 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Preferred shares	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2015	$1	$2,365	$(727)	$–	$2,487	$4,126	$1	$577	$4,704
Net income attributable to TDS shareholders	–	–	–	–	36	36	–	–	36
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	6	6
TDS Common and Series A Common share dividends	–	–	–	–	(32)	(32)	–	–	(32)
Repurchase of Common shares	–	–	(3)	–	–	(3)	–	–	(3)
Dividend reinvestment plan	–	1	4	–	–	5	–	–	5
Incentive and compensation plans	–	(4)	9	–	(4)	1	–	–	1
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	(5)	–	–	–	(5)	–	19	14
Stock-based compensation awards	–	6	–	–	–	6	–	–	6
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(1)	(1)
June 30, 2016	$1	$2,363	$(717)	$–	$2,487	$4,134	$1	$601	$4,736

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Preferred shares	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2014	$1	$2,337	$(748)	$6	$2,330	$3,926	$1	$528	$4,455
Net income attributable to TDS shareholders	–	–	–	–	169	169	–	–	169
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	27	27
Other comprehensive income	–	–	–	(1)	–	(1)	–	–	(1)
TDS Common and Series A Common share dividends	–	–	–	–	(31)	(31)	–	–	(31)
Dividend reinvestment plan	–	2	4	–	–	6	–	–	6
Incentive and compensation plans	–	1	9	–	–	10	–	–	10
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	(3)	–	–	–	(3)	–	10	7
Stock-based compensation awards	–	6	–	–	–	6	–	–	6
June 30, 2015	$1	$2,343	$(735)	$5	$2,468	$4,082	$1	$565	$4,648

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

Note 1 Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (“TDS”) conform to accounting principles generally accepted in the United States of America (“GAAP”) as set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ 83%-owned wireless telephone subsidiary, United States Cellular Corporation (“U.S. Cellular”) and TDS’ wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).  In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.

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

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 are U.S. Cellular, Wireline, Cable, and Hosted and Managed Services (“HMS”) operations.  TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned subsidiary Suttle-Straus, Inc. (“Suttle-Straus”).  Suttle-Straus’ financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 11 — Business Segment Information for summary financial information on each business segment.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of June 30, 2016 and December 31, 2015, its results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and its cash flows and changes in equity for the six months ended June 30, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and has since amended the standard with Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and Accounting Standards Update 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  TDS is required to adopt ASU 2014-09, as amended, on January 1, 2018.  Early adoption as of January 1, 2017 is permitted; however, TDS does not intend to adopt early.  ASU 2014-09, as amended, impacts TDS’ revenue recognition related to the allocation of contract revenues between various services and equipment, and the timing of when those revenues are recognized.  In addition, the new requirements require deferral of incremental contract acquisition and fulfillment costs and subsequent expense recognition over the contract period or expected customer life.  TDS will transition to the new standard under one of the two adoption methods available for implementation.  Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients.  Under the other method, a cumulative effect adjustment is recognized upon adoption and the guidance is applied prospectively.  TDS is currently evaluating the guidance, developing its implementation plan, and evaluating the effects ASU 2014-09, as amended, will have on its financial position and results of operations upon adoption.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory: Simplifying the Measurement of Inventory (“ASU 2015-11”), which requires inventory to be measured at the lower of cost or net realizable value.  TDS is required to adopt ASU 2015-11 on January 1, 2017.  Early adoption is permitted.  The adoption of ASU 2015-11 is not expected to have a significant impact on TDS’ financial position or results of operations.

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

In March 2016, the FASB issued Accounting Standards Update 2016-04, Liabilities – Extinguishments of Liabilities: Recognition of Breakage from Certain Prepaid Stored-Value Products (“ASU 2016-04”).  ASU 2016-04 requires companies that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage (i.e., the value that is ultimately not redeemed by the consumer) in a way that is consistent with how it will be recognized under the new revenue recognition standard.  TDS is required to adopt ASU 2016-04 on January 1, 2018.  Early adoption is permitted.  The adoption of ASU 2016-04 is not expected to have a significant impact on TDS’ financial position or results of operations.

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses.  It also requires additional disclosure relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances.  TDS is required to adopt ASU 2016-13 on January 1, 2020.  Early adoption as of January 1, 2019 is permitted.  TDS is evaluating the effects that adoption of ASU 2016-13 will have on its financial position, results of operations and disclosures.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $22 million and $45 million for the three and six months ended June 30, 2016, respectively, and $25 million and $52 million for the three and six months ended June 30, 2015, respectively.

Note 2 Fair Value Measurements

As of June 30, 2016 and December 31, 2015, TDS did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	June 30, 2016		December 31, 2015
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$899	$899	$985	$985
Long-term debt
Retail	2	1,753	1,820	1,753	1,766
Institutional	2	533	521	533	501
Other	2	211	211	216	215

The fair value of Cash and cash equivalents approximates the book value due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 6.95% Senior Notes, 7.25% Senior Notes due 2063 and 7.25% Senior Notes due 2064.  TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter.  TDS’ “Other” debt consists of a senior term loan credit facility and other borrowings with financial institutions.  TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.00% to 7.12% and 0.00% to 7.51% at June 30, 2016 and December 31, 2015, respectively.

Note 3 Equipment Installment Plans

TDS offers customers, through its owned and agent distribution channels, the option to purchase certain devices under equipment installment contracts over a specified time period.  For certain equipment installment plans (“EIP”), after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  TDS values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  As of June 30, 2016 and December 31, 2015, the guarantee liability related to these plans was $66 million and $93 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

TDS equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of greater than twelve months, TDS imputes interest.  Equipment installment plan receivables had a weighted average effective imputed interest rate of 10.2% and 9.7% as of June 30, 2016 and December 31, 2015, respectively.

The following table summarizes unbilled equipment installment plan receivables as of June 30, 2016 and December 31, 2015.  Such amounts are included in the Consolidated Balance Sheet as Accounts receivable – customers and agents and Other assets and deferred charges, where applicable.

	June 30, 2016	December 31, 2015
(Dollars in millions)
Short-term portion of unbilled equipment installment plan receivables, gross	$314	$279
Short-term portion of unbilled deferred interest	(28)	(21)
Short-term portion of unbilled allowance for credit losses	(19)	(14)
Short-term portion of unbilled equipment installment plan receivables, net	$267	$244

Long-term portion of unbilled equipment installment plan receivables, gross	$127	$76
Long-term portion of unbilled deferred interest	(6)	(2)
Long-term portion of unbilled allowance for credit losses	(10)	(6)
Long-term portion of unbilled equipment installment plan receivables, net	$111	$68

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

TDS recorded out-of-period adjustments during the six months ended June 30, 2015 due to errors related to equipment installment plan transactions that were attributable to 2014. TDS determined that these adjustments were not material to the quarterly periods or the annual results for 2015.  These equipment installment plan adjustments had the impact of reducing Equipment and product sales revenues by $6 million for both the three and six months ended June 30, 2015, and Income before income taxes by $5 million and $6 million, for the three and six months ended June 30, 2015, respectively.

Note 4 Earnings Per Share

Basic earnings per share available to TDS common shareholders is computed by dividing Net income available to TDS common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share available to TDS common shareholders is computed by dividing Net income available to TDS common shareholders by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities.  Potentially dilutive securities primarily include incremental shares issuable upon the exercise of outstanding stock options and the vesting of restricted stock units.

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(Dollars and shares in millions, except per share amounts)
Basic earnings per share available to TDS common
shareholders:
Net income available to TDS common shareholders used in basic earnings per share	$28	$23	$36	$169
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	–	–	–	(1)
Net income available to TDS common shareholders
used in diluted earnings per share	$28	$23	$36	$168

Weighted average number of shares used in basic
earnings per share:
Common Shares	102	101	102	101
Series A Common Shares	7	7	7	7
Total	109	108	109	108

Effects of dilutive securities	2	2	2	1
Weighted average number of shares used in diluted
earnings per share	111	110	111	109

Basic earnings per share available to TDS common
shareholders	$0.25	$0.21	$0.33	$1.56

Diluted earnings per share available to TDS common
shareholders	$0.25	$0.21	$0.32	$1.53

Certain Common Shares issuable upon the exercise of stock options, vesting of restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share available to TDS common shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 4 million shares for both the three and six months ended June 30, 2016, and 5 million shares for both the three and six months ended June 30, 2015.

Note 5 Acquisitions, Divestitures and Exchanges

In February 2016, U.S. Cellular entered into an agreement with a third party to exchange certain 700 MHz licenses for certain AWS and PCS licenses and $28 million of cash.  This license exchange will be accomplished in two closings.  The first closing occurred in June 2016 at which time U.S. Cellular received $13 million of cash and recorded a gain of $9 million.  The second closing is expected to occur in the second half of 2016 and U.S. Cellular expects to recognize a gain at that time.  As a result of this exchange, the remaining licenses with a carrying value of $8 million have been classified as “Assets held for sale” in the Consolidated Balance Sheet as of June 30, 2016.

In 2016, U.S. Cellular entered into additional agreements with third parties to transfer FCC licenses in non-operating markets and receive FCC licenses in operating markets.  The agreements provide for the transfer of certain AWS and PCS spectrum licenses and approximately $1 million, net, in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz spectrum licenses to the third parties.  These transactions are subject to regulatory approval and other customary closing conditions, and are expected to close in the second half of 2016.  See Note 12 — Subsequent Events for additional information related to one of these exchange agreements.  Upon closing of each transaction, U.S. Cellular expects to recognize a gain.  As a result of these additional exchange agreements, licenses with a carrying value of $15 million have been classified as “Assets held for sale” in the Consolidated Balance Sheet as of June 30, 2016.

In 2015 and 2016, U.S. Cellular entered into multiple agreements to purchase spectrum licenses located in U.S. Cellular’s existing operating markets.  The aggregate purchase price for these spectrum licenses is $56 million, of which $46 million closed in the three months ended June 30, 2016.  The remaining agreements are expected to close in the second half of 2016.

In March 2016, the FCC released a list of applicants that successfully completed applications for the forward auction of 600 MHz spectrum licenses, referred to as Auction 1002, including U.S. Cellular.  Forward auction bidding is scheduled to begin on August 16, 2016.  In June 2016, U.S. Cellular made an upfront payment to the FCC of $143 million to establish its initial bidding eligibility.

Note 6 Intangible Assets

Changes in Licenses at TDS for the six months ended June 30, 2016 are presented below.  There were no significant changes to Franchise rights, Goodwill or Other intangible assets during the six months ended June 30, 2016.

Licenses

(Dollars in millions)
Balance December 31, 2015¹	$1,844
Acquisitions	46
Transferred to Assets held for sale	(23)
Exchanges	(3)
Balance June 30, 2016¹	$1,864

[1]

Amounts include payments totaling $338 million made by Advantage Spectrum L.P. to the FCC for licenses in which it was the provisional winning bidder in Auction 97.  These licenses were granted by the FCC in July 2016.  See Note 9 — Variable Interest Entities for additional information.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in millions)
Revenues	$1,641	$1,727	$3,329	$3,461
Operating expenses	1,173	1,282	2,408	2,573
Operating income	468	445	921	888
Other income (expense), net	(3)	(11)	(8)	(6)
Net income	$465	$434	$913	$882

Note 8 Debt

Revolving Credit Facilities

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes.  In June 2016, TDS entered into a new $400 million revolving credit agreement with certain lenders and other parties and U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result of the new agreements, TDS’ and U.S. Cellular’s revolving credit agreements due to expire in December 2017 were terminated.  Amounts under both of the new revolving credit facilities may be borrowed, repaid and reborrowed from time-to-time until maturity in June 2021.  As of June 30, 2016, there were no outstanding borrowings under the revolving credit facilities, except for letters of credit.  Interest expense primarily associated with the unused commitment fees on the revolving lines of credit were $1 million for each of the six months ended June 30, 2016 and 2015.

The following table summarizes the terms of such revolving credit facilities as of June 30, 2016:

	TDS	U.S. Cellular
(Dollars in millions)
Maximum borrowing capacity	$400	$300
Letters of credit outstanding	$1	$17
Amount borrowed	$–	$–
Amount available for use	$399	$283
Illustrative borrowing rate: One-month London Interbank Offered
Rate ("LIBOR") plus contractual spread[1]	2.18%	2.18%
Illustrative LIBOR Rate	0.43%	0.43%
Contractual spread	1.75%	1.75%
Commitment fees on amount available for use[2]	0.30%	0.30%

Agreement date	June 2016	June 2016
Maturity date	June 2021	June 2021

[1]

Borrowings under the revolving credit facility bear interest either at a LIBOR rate or at an alternative Base Rate as defined in the revolving credit agreement, plus an applicable margin, at TDS' or U.S. Cellular’s option.  TDS and U.S. Cellular may select a borrowing period of either one, two, three or six months (or other period of twelve months or less if requested by TDS or U.S. Cellular and approved by the lenders).

[2]	The revolving credit facility has commitment fees based on the unsecured senior debt ratings assigned to TDS and U.S. Cellular by certain ratings agencies.

The new revolving credit agreements include the following financial covenants:

  Consolidated Interest Coverage Ratio may not be less than 3.00 to 1.00 as of the end of any fiscal quarter.
  Consolidated Leverage Ratio may not be greater than the ratios indicated as of the end of any fiscal quarter for each period specified below:
Period	Ratios

From the agreement date of June 15, 2016 through June 30, 2019	3.25 to 1.00

From July 1, 2019 and thereafter	3.00 to 1.00

Certain TDS and U.S. Cellular wholly-owned subsidiaries have jointly and severally unconditionally guaranteed the payment and performance of the obligations of TDS and U.S. Cellular under the revolving credit agreements pursuant to a guaranty dated June 15, 2016.  Other subsidiaries that meet certain criteria will be required to provide a similar guaranty in the future.  TDS and U.S. Cellular believe that they were in compliance with all of the financial and other covenants and requirements set forth in their revolving credit facilities as of June 30, 2016.

At June 30, 2016, TDS had recorded $6 million of unamortized debt issuance costs related to the revolving credit facilities which is included in Other assets and deferred charges in the Consolidated Balance Sheet.  Included in that amount was $4 million related to the new revolving credit facilities.

Term Loan

In June 2016, U.S. Cellular also amended and restated its senior term loan credit facility.  Certain modifications were made to the financial covenants and subsidiary guarantees were added in order to align with the new revolving credit agreements.  There were no significant changes to the maturity date or other key terms of the agreement.

Note 9 Variable Interest Entities

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

The following VIEs were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions:

  Advantage Spectrum L.P. (“Advantage Spectrum”) and Frequency Advantage L.P., the general partner of Advantage Spectrum;
  Aquinas Wireless L.P. (“Aquinas Wireless”); and
  King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

These particular VIEs are collectively referred to as designated entities.  Historically and as of June 30, 2016, TDS consolidated these VIEs.

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

FCC Auction 97 ended in January 2015.  TDS participated in Auction 97 indirectly through its interest in Advantage Spectrum.  An indirect subsidiary of TDS is a limited partner in Advantage Spectrum.  Advantage Spectrum applied as a designated entity, and received bid credits with respect to spectrum purchased in Auction 97.  Advantage Spectrum was the winning bidder for 124 licenses for an aggregate bid of $338 million, after its designated entity discount of 25%.  This amount is classified as Licenses in TDS’ Consolidated Balance Sheet.  Advantage Spectrum’s bid amount, less the initial deposit of $60 million paid in 2014, plus certain other charges totaling $2 million, was paid to the FCC in March 2015.  These licenses were granted by the FCC in July 2016.

TDS also consolidates other VIEs that are limited partnerships that provide wireless service.  ASU 2015-02 modified the manner in which limited partnerships and similar legal entities are evaluated under the variable interest model.  A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partners.  For certain limited partnerships, U.S. Cellular is the general partner and manages the operations.  In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner.  Therefore, beginning January 1, 2016, these limited partnerships are also recognized as VIEs and are consolidated under the variable interest model.  Prior to the adoption of ASU 2015-02, these limited partnerships were consolidated under the voting interest model.

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30,	December 31,
	2016¹	2015¹
(Dollars in millions)
Assets
Cash and cash equivalents	$2	$1
Accounts receivable	36	–
Other current assets	7	–
Licenses[2]	649	649
Property, plant and equipment, net	99	8
Other assets and deferred charges	11	–
Total assets	$804	$658

Liabilities
Current liabilities	$20	$–
Deferred liabilities and credits	11	1
Total liabilities	$31	$1

[1]	ASU 2015-02 was adopted on a modified retrospective basis and, accordingly, prior year amounts have not been revised to reflect the change in guidance.
[2]	Includes payments totaling $338 million made by Advantage Spectrum to the FCC as described above.

Unconsolidated VIEs

TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model outlined in ASU 2015-02.

TDS’ total investment in these unconsolidated entities was $6 million and $5 million at June 30, 2016 and December 31, 2015, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.

Other Related Matters

TDS made contributions, loans and/or advances to its VIEs totaling $26 million and $281 million during the six months ended June 30, 2016 and June 30, 2015, respectively.  TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

Note 10 Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

Six Months Ended June 30,	2016	2015
(Dollars in millions)
Net income attributable to TDS shareholders	$36	$169
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(15)	(13)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	–	–
Purchase of ownership in subsidiaries from noncontrolling interests	–	–
Net transfers (to) from noncontrolling interests	(15)	(13)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$21	$156

Note 11 Business Segment Information

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

Financial data for TDS’ reportable segments for the three and six month periods ended, or as of June 30, 2016 and 2015, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of June 30, 2016	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$762	$175	$45	$33	$(1)	$252	$(7)	$1,007
Equipment and product sales	218	–	–	47	–	48	10	276
Total operating revenues	980	175	45	80	(1)	300	3	1,283
Cost of services (excluding Depreciation, amortization
and accretion reported below)	193	64	24	19	(1)	105	(1)	297
Cost of equipment and products	262	–	–	39	–	39	8	309
Selling, general and administrative	357	49	12	15	–	76	(4)	429
Depreciation, amortization and accretion[3]	154	37	9	7	–	54	2	210
(Gain) loss on asset disposals, net	5	1	–	–	–	1	–	6
(Gain) loss on license sales and exchanges, net	(9)	–	–	–	–	–	–	(9)
Operating income (loss)	18	25	–	–	–	24	(1)	41
Equity in earnings of unconsolidated entities	37	–	–	–	–	–	(1)	36
Interest and dividend income	14	1	–	–	–	1	–	15
Interest expense	(28)	–	–	(1)	–	(1)	(14)	(43)
Other, net	(1)	–	–	–	–	–	2	1
Income (loss) before income taxes	40	25	–	(1)	–	24	(14)	50
Income tax expense (benefit)[1]	13					10	(5)	18
Net income (loss)	27					15	(10)	32
Add back:
Depreciation, amortization and accretion[3]	154	37	9	7	–	54	2	210
(Gain) loss on asset disposals, net	5	1	–	–	–	1	–	6
(Gain) loss on license sales and exchanges, net	(9)	–	–	–	–	–	–	(9)
Interest expense	28	–	–	1	–	1	14	43
Income tax expense (benefit)[1]	13					10	(5)	18
Adjusted EBITDA[2]	$218	$63	$10	$7	$–	$80	$2	$300

Investments in unconsolidated entities	$407	$4	$–	$–	$–	$4	$35	$446
Total assets	$7,091	$1,268	$589	$285	$–	$2,142	$193	$9,426
Capital expenditures	$93	$27	$17	$2	$–	$46	$3	$142

Numbers may not foot due to rounding.

		TDS Telecom
Three Months Ended or as of June 30, 2015	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$824	$175	$45	$29	$(1)	$248	$(1)	$1,071
Equipment and product sales	152	1	–	46	–	47	6	205
Total operating revenues	976	176	45	76	(1)	295	5	1,276
Cost of services (excluding Depreciation, amortization
and accretion reported below)	196	63	20	22	(1)	103	2	301
Cost of equipment and products	254	1	–	39	–	39	5	298
Selling, general and administrative	364	49	14	11	–	74	(3)	435
Depreciation, amortization and accretion[3]	151	41	9	7	–	57	3	211
(Gain) loss on asset disposals, net	5	1	(2)	–	–	(1)	1	5
(Gain) loss on sale of business and other exit costs, net	(2)	(3)	–	–	–	(3)	(1)	(6)
Operating income (loss)	8	24	4	(3)	–	26	(2)	32
Equity in earnings of unconsolidated entities	36	–	–	–	–	–	(1)	35
Interest and dividend income	9	1	–	–	–	1	–	10
Interest expense	(20)	–	–	–	–	–	(14)	(34)
Other, net	–	–	–	–	–	–	1	1
Income (loss) before income taxes	33	25	4	(3)	–	26	(15)	44
Income tax expense (benefit)[1]	13					11	(6)	18
Net income (loss)	20					16	(10)	26
Add back:
Depreciation, amortization and accretion[3]	151	41	9	7	–	57	3	211
(Gain) loss on asset disposals, net	5	1	(2)	–	–	(1)	1	5
(Gain) loss on sale of business and other exit costs, net	(2)	(3)	–	–	–	(3)	(1)	(6)
Interest expense	20	–	–	–	–	–	14	34
Income tax expense (benefit)[1]	13	–	–	–	–	11	(6)	18
Adjusted EBITDA[2]	$207	$64	$11	$4	$–	$79	$2	$288

Investments in unconsolidated entities	$326	$4	$–	$–	$–	$4	$34	$364
Total assets	$6,569	$1,351	$568	$284	$–	$2,204	$158	$8,931
Capital expenditures	$134	$32	$12	$9	$–	$53	$2	$189

Numbers may not foot due to rounding.

		TDS Telecom
Six Months Ended or as of June 30, 2016	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,521	$347	$90	$62	$(2)	$497	$(10)	$2,008
Equipment and product sales	417	1	–	82	–	84	17	518
Total operating revenues	1,938	348	90	144	(2)	581	7	2,526
Cost of services (excluding Depreciation, amortization
and accretion reported below)	376	126	46	40	(2)	210	(1)	585
Cost of equipment and products	518	1	–	68	–	69	13	600
Selling, general and administrative	719	98	24	25	–	147	(7)	859
Depreciation, amortization and accretion[3]	307	78	18	15	–	112	3	422
(Gain) loss on asset disposals, net	10	1	1	–	–	2	–	12
(Gain) loss on license sales and exchanges, net	(9)	–	–	–	–	–	–	(9)
Operating income (loss)	17	45	1	(4)	–	41	(1)	57
Equity in earnings of unconsolidated entities	72	–	–	–	–	–	–	72
Interest and dividend income	27	1	–	–	–	2	–	29
Interest expense	(56)	1	–	(2)	–	(1)	(28)	(85)
Income (loss) before income taxes	60	46	1	(6)	–	41	(28)	73
Income tax expense (benefit)[1]	23					16	(8)	31
Net income (loss)	37					25	(20)	42
Add back:
Depreciation, amortization and accretion[3]	307	78	18	15	–	112	3	422
(Gain) loss on asset disposals, net	10	1	1	–	–	2	–	12
(Gain) loss on license sales and exchanges, net	(9)	–	–	–	–	–	–	(9)
Interest expense	56	(1)	–	2	–	1	28	85
Income tax expense (benefit)[1]	23					16	(8)	31
Adjusted EBITDA[2]	$424	$125	$20	$11	$–	$156	$3	$583

Investments in unconsolidated entities	$407	$4	$–	$–	$–	$4	$35	$446
Total assets	$7,091	$1,268	$589	$285	$–	$2,142	$193	$9,426
Capital expenditures	$172	$55	$30	$3	$–	$88	$7	$267

Numbers may not foot due to rounding.

		TDS Telecom
Six Months Ended or as of June 30, 2015	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,653	$351	$88	$58	$(2)	$495	$(4)	$2,144
Equipment and product sales	288	1	–	79	–	80	16	384
Total operating revenues	1,941	352	88	137	(2)	575	12	2,528
Cost of services (excluding Depreciation, amortization
and accretion reported below)	387	125	40	42	(2)	205	2	594
Cost of equipment and products	492	1	–	66	–	67	11	570
Selling, general and administrative	731	95	26	24	–	145	(3)	873
Depreciation, amortization and accretion[3]	298	83	18	13	–	114	6	418
(Gain) loss on asset disposals, net	10	2	(1)	–	–	–	–	10
(Gain) loss on sale of business and other exit costs, net	(113)	(3)	–	–	–	(3)	(13)	(129)
(Gain) loss on license sales and exchanges, net	(123)	–	–	–	–	–	–	(123)
Operating income (loss)	259	49	5	(8)	–	47	9	315
Equity in earnings of unconsolidated entities	70	–	–	–	–	–	–	70
Interest and dividend income	17	1	–	–	–	1	1	19
Interest expense	(40)	1	–	(1)	–	–	(28)	(68)
Income (loss) before income taxes	306	51	6	(9)	–	48	(18)	336
Income tax expense (benefit)[1]	121					19	(6)	134
Net income (loss)	185					29	(12)	202
Add back:
Depreciation, amortization and accretion[3]	298	83	18	13	–	114	6	418
(Gain) loss on asset disposals, net	10	2	(1)	–	–	–	–	10
(Gain) loss on sale of business and other exit costs, net	(113)	(3)	–	–	–	(3)	(13)	(129)
(Gain) loss on license sales and exchanges, net	(123)	–	–	–	–	–	–	(123)
Interest expense	40	(1)	–	1	–	–	28	68
Income tax expense (benefit)[1]	121	–	–	–	–	19	(6)	134
Adjusted EBITDA[2]	$418	$132	$22	$5	$–	$159	$3	$580

Investments in unconsolidated entities	$326	$4	$–	$–	$–	$4	$34	$364
Total assets	$6,569	$1,351	$568	$284	$–	$2,204	$158	$8,931
Capital expenditures	$200	$52	$24	$14	$–	$90	$3	$293

Numbers may not foot due to rounding.

[1]	Income tax expense (benefit) is not provided at the individual segment level for Wireline, Cable and HMS. TDS calculates income tax expense for “TDS Telecom Total”.

[2]

Adjusted earnings before interest, taxes, depreciation, amortization and accretion (“Adjusted EBITDA”) is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted EBITDA is defined as net income, adjusted for the items set forth in the reconciliation above.  TDS believes Adjusted EBITDA is a useful measure of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented above as they provide additional relevant and useful information to investors and other users of TDS' financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance.

[3]

During the three and six months ended June 30, 2016, TDS recorded an out-of-period adjustment attributable to the third quarter of 2014 through the first quarter of 2016 related to the over-depreciation of certain assets in the Wireline segment.  TDS has determined that this adjustment was not material to the prior quarterly or annual periods and also was not material to the current period or anticipated full year 2016 results.  As a result of this out-of-period adjustment, Depreciation, amortization and accretion expense decreased by $4 million for the three and six months ended June 30, 2016.

Note 12 Subsequent Events

In February 2016, U.S. Cellular entered into an agreement with a third party that provided for the transfer of certain AWS spectrum licenses and $2 million in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz licenses with a carrying value of $7 million to the third party.  This transaction closed on August 1, 2016.  U.S. Cellular expects to recognize a gain as a result of this exchange.  See Note 5 — Acquisitions, Divestitures and Exchanges for additional information.

Telephone and Data Systems, Inc.

Additional Required Information

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2016, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

Legal Proceedings

Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2015.  There have been no material changes to such information since December 31, 2015.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.  TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2016.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

			Total Number of	Maximum Dollar
		Average	Shares Purchased	Value of Shares that
	Total Number	Price	as Part of Publicity	May Yet Be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
April 1 – 30, 2016	–	$–	–	$198,691,355
May 1 – 31, 2016	–	–	–	198,691,355
June 1 – 30, 2016	–	–	–	198,691,355
Total for or as of the end of the
quarter ended June 30, 2016	–	$–	–	$198,691,355

Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

TDS entered into a new revolving credit agreement on June 15, 2016. A description of TDS’ revolving credit facility is included in TDS’ Current Report on Form 8-K dated June 15, 2016, and is incorporated by reference herein.

U.S. Cellular entered into a new revolving credit agreement on June 15, 2016. A description of U.S. Cellular’s revolving credit facility is included in U.S. Cellular’s Current Report on Form 8-K dated June 15, 2016, and is incorporated by reference herein.

Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit facilities in the second quarter of 2016 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit facilities as of June 30, 2016 or as of the filing date of this Form 10-Q.

Exhibits

Exhibit 4.1

Revolving Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of June 15, 2016, including Schedules and Exhibits, including the form of the subsidiary Guaranty, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated June 15, 2016.

Exhibit 4.2

Revolving Credit Agreement, among U.S. Cellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of June 15, 2016, including Schedules and Exhibits, including the form of the subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular's Form 8-K dated June 15, 2016.

Exhibit 4.3

Amended and Restated Term Loan Credit Agreement, among U.S. Cellular and CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of June 15, 2016, including Schedules and Exhibits, including the forms of the subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular's Form 8-K dated June 15, 2016.

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

Exhibit 10.3

Form of TDS Long-Term Incentive Plan Stock Option Award Agreement for Officers, is hereby incorporated by reference to Exhibit 10.3 to TDS' Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Exhibit 10.4	Form of TDS Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated June 16, 2016.

Exhibit 10.5	TDS 2016 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated June 21, 2015.

Exhibit 11	Statement regarding computation of per share earnings is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2015.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2015 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	39 - 45
		Notes to Consolidated Financial Statements	46 - 59

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 38

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

	Item 4.	Controls and Procedures	60

Part II.	Other Information

	Item 1.	Legal Proceedings	60

	Item1A.	Risk Factors	38

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

	Item 5.	Other Information	61

	Item 6.	Exhibits	62

Signatures			64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 5, 2016	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	August 5, 2016	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President - Finance and Chief Accounting Officer (principal financial officer and principal accounting officer)

Date:	August 5, 2016	/s/ Douglas W. Chambers
Douglas W. Chambers, Vice President and Controller