Form 10-Q
period 2016-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2016-11-04
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	[x]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).						[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class				Outstanding at September 30, 2016
Common Shares, $0.01 par value				102,720,328 Shares
Series A Common Shares, $0.01 par value				7,222,450 Shares

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis should be read in conjunction with Telephone and Data Systems, Inc.’s (“TDS”) interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015.  Analysis of TDS’ financial results compares the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015.  Calculated amounts and percentages are based on the underlying actual numbers rather than the numbers rounded to millions as presented.

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

  U.S. Cellular deployed 4G LTE as a result of U.S. Cellular’s strategic initiative to enhance its network.  4G LTE reaches 99% of postpaid connections and 98% of cell sites.  The adoption of data-centric smartphones and connected devices is driving significant growth in data traffic.  At the end of the third quarter of 2016, 77% of postpaid connections had 4G capable devices, with the LTE network handling 90% of data traffic.  U.S. Cellular continues to devote efforts to enhance its network capabilities with the deployment of VoLTE technology and plans a multi-year roll out beginning with one market in early 2017.  VoLTE, when deployed commercially, will enable customers to utilize the LTE network for both voice and data services, and will enable enhanced services such as high definition voice, video calling and simultaneous voice and data sessions.  The deployment of VoLTE also will expand U.S. Cellular’s ability to offer roaming services to additional carriers.
  U.S. Cellular continued to enhance its spectrum position and monetize non-strategic assets by entering into multiple agreements with third parties.  Certain of these agreements involve the purchase of licenses for cash, while others involve the exchange of licenses in non-operating markets for other licenses in operating markets and cash.  As a result of the closing of multiple exchange agreements in the nine months ended September 30, 2016, U.S. Cellular received $15 million of cash and recognized gains of $16 million.  The remaining license purchase and exchange transactions are expected to close in the fourth quarter of 2016, at which point U.S. Cellular expects to recognize additional gains.  See Note 5 — Acquisitions, Divestitures and Exchanges for additional information related to these transactions.
  U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of machine-to-machine solutions across various categories.  U.S. Cellular will continue to enhance its advanced wireless services and connected solutions for consumer, business and government customers.
  U.S. Cellular is committed to continuous innovation so as to provide customers in the markets it serves with the latest technology that can enhance their lives or businesses.  During the third quarter of 2016, U.S. Cellular successfully tested 5G technology in both indoor and outdoor environments for the first time.  The company plans additional tests geared towards understanding the propagation characteristics of the new technology and contributing to the development of 5G standards.  When deployed commercially, 5G technology is expected to help address customers’ growing demand for data services as well as create opportunities for new services requiring high speed and low latency.
  TDS Telecom’s Wireline business has substantially completed its currently planned deployment of fiber technology in its existing markets to provide internet speeds of up to 1 Gigabit per second (“Gbps”).  In certain non-fiber markets, TDS Telecom offers speeds reaching up to 50 Megabits per second (“Mbps”) using bonded copper lines.  By leveraging its high-speed network, Wireline continues to drive growth in its IPTV, broadband, and managedIP services.
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
  5G – fifth generation wireless broadband technology.
  Account – represents an individual or business financially responsible for one or multiple associated connections. An account may include a variety of types of connections such as handsets and connected devices.
  Auction 97 – An FCC auction of AWS-3 spectrum licenses that ended in January 2015.
  Auctions 1000, 1001, and 1002 –  Auction 1000 is an FCC auction of 600 MHz spectrum licenses being held in 2016 involving: (1) a “reverse auction” in which broadcast television licensees submit bids to voluntarily relinquish spectrum usage rights in exchange for payments (referred to as Auction 1001); (2) a “repacking” of the broadcast television bands in order to free up certain broadcast spectrum for other uses; and (3) a “forward auction” of licenses for spectrum cleared through this process to be used for wireless communications (referred to as Auction 1002).
  Broadband Connections – refers to the number of Wireline customers provided high-capacity data circuits via various technologies, including fiber, DSL and dedicated internet circuit technologies or the Cable billable number of lines into a building for high-speed data services.
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
  Machine-to-Machine or M2M – technology that involves the transmission of data between networked devices, as well as the performance of actions by devices without human intervention.  U.S. Cellular sells and supports M2M solutions to customers, provides connectivity for M2M solutions via the U.S. Cellular network, and has partnerships with device manufacturers and software developers which offer M2M solutions.
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

Results of Operations — TDS Consolidated

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
(Dollars in millions)
Operating revenues
U.S. Cellular	$1,010	$1,069	(6)%	$2,948	$3,010	(2)%
TDS Telecom	287	299	(4)%	868	874	(1)%
All other[1]	4	6	(37)%	10	18	(43)%
Total operating revenues	1,301	1,374	(5)%	3,826	3,902	(2)%
Operating expenses
U.S. Cellular	1,001	991	1%	2,922	2,673	9%
TDS Telecom	276	282	(2)%	816	810	1%
All other1 2	4	8	(38)%	12	11	25%
Total operating expenses	1,281	1,281	-	3,750	3,494	7%
Operating income
U.S. Cellular	9	78	(88)%	26	337	(92)%
TDS Telecom	12	17	(32)%	53	64	(17)%
All other1 2	(1)	(2)	41%	(3)	7	>(100)%
Total operating income	20	93	(79)%	76	408	(81)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	40	(5)%	109	110	(1)%
Interest and dividend income	15	10	56%	44	28	57%
Interest expense	(42)	(35)	(20)%	(127)	(103)	(23)%
Other, net	(1)	–	>100%	1	–	>(100)%
Total investment and other income	10	15	(25)%	27	35	(24)%

Income before income taxes	30	108	(72)%	103	443	(77)%
Income tax expense	14	46	(69)%	45	178	(75)%

Net income	16	62	(74)%	58	265	(78)%
Less: Net income attributable to noncontrolling interests, net of tax	3	11	(70)%	9	45	(79)%
Net income attributable to TDS shareholders	$13	$51	(75)%	$49	$220	(78)%

Capital expenditures	$145	$194	(25)%	$412	$487	(15)%

[1]	Consists of corporate and other operations and intercompany eliminations.

[2]	For the nine months ended September 30, 2015, TDS recognized an incremental gain compared to U.S. Cellular of $12 million on a tower sale as a result of lower asset basis in the assets disposed.

The decrease in operating revenues is due primarily to the impact of $58 million in revenue recognized by U.S. Cellular from expired rewards points in the third quarter of 2015.

The increase in operating expenses for the nine months ended September 30, 2016 was due primarily to the absence of significant offsetting gains recognized from sales and exchanges of businesses and licenses.  Such gains were $277 million in 2015 compared to $17 million in 2016.

Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.  TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $17 million and $19 million to Equity in earnings of unconsolidated entities for the three months ended September 30, 2016 and 2015, respectively, and $57 million and $58 million for the nine months ended September 30, 2016 and 2015, respectively.  See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest and dividend income

Interest and dividend income increased due to imputed interest income recognized on equipment installment plans of $13 million and $9 million for the three months ended September 30, 2016 and 2015, respectively, and $37 million and $24 million for the nine months ended September 30, 2016 and 2015, respectively.

Interest expense

Interest expense increased due primarily to U.S. Cellular’s issuance of $300 million of 7.25% Senior Notes due 2064 in November 2015 and borrowing of $225 million on U.S. Cellular’s senior term loan facility that was drawn in July 2015.

Income tax expense

TDS’ effective tax rate on Income before income taxes for the three and nine months ended September 30, 2016 was 46.6% and 43.6%, respectively, and for the three and nine months ended September 30, 2015 was 42.1% and 40.3%.  The effective tax rates for the three and nine month periods primarily reflect a normalized combined rate of federal and state taxes, but are also affected by certain discrete items in each period which increase or decrease the effective tax rate for each period.  Because certain discrete items are not annualized, these rates may not be indicative of the annual rate for 2016.

Net income attributable to noncontrolling interests, net of tax

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Dollars in millions)
Net income attributable to noncontrolling interests, net of tax
U.S. Cellular noncontrolling public shareholders’	$3	$10	$9	$39
Noncontrolling shareholders’ or partners’	–	1	–	6
	$3	$11	$9	$45

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income (loss).  The decrease from 2015 to 2016 for both the three and nine month periods is due to lower income from U.S. Cellular and certain other partnerships in 2016.

Three Months Ended

Net income and Adjusted EBITDA decreased due primarily to the impact of revenue recognized from expired rewards points in the third quarter of 2015.

Nine Months Ended

In addition to the impact of the expired rewards points, Net income decreased due primarily to a lesser amount of gains from sales and exchanges of businesses and licenses recognized in 2016 compared to 2015.  Such gains are not included as a component of Adjusted EBITDA and, as a result, Adjusted EBITDA did not decline as much as Net income.

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

OPERATIONS

  Serves customers with approximately 5.0 million connections including 4.5 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections
  Operates in 23 states
  Employs approximately 6,300 employees
  Headquartered in Chicago, Illinois
  6,374 cell sites including 4,015 owned towers in service

Operational Overview

	YTD 2015	YTD 2016
Postpaid Connections
Gross Additions	591,000	586,000
Net Additions	43,000	75,000
Churn	1.41%	1.27%
Handsets	1.32%	1.17%
Connected Devices	2.31%	1.97%
Connections – end of period	4,341,000	4,484,000
Prepaid Net Additions	32,000	93,000
Retail Connections – end of period	4,721,000	4,964,000

The increase in postpaid net additions in 2016 is driven by improvement in postpaid churn.  Postpaid churn declined over the past two years due to enhancements in the customer experience and improvement in the overall credit mix of gross additions.  In addition, U.S. Cellular continues to see growth in postpaid net additions from connected devices. The increase in prepaid net additions was due primarily to successful promotional activity.

Smartphones represented 92% and 87% of total postpaid handset sales for the nine months ended September 30, 2016 and 2015, respectively.  As a result, smartphone penetration increased to 78% of the postpaid handset base as of September 30, 2016, up from 72% a year ago.  Smartphone customers generally use more data than feature phone customers, thereby driving growth in service revenues.

Continued growth in customer usage related to data services and products may result in increased operating expenses and the need for additional investment in spectrum, network capacity and network enhancements.

[1]   The discontinuation of the loyalty rewards points program had the effect of increasing Postpaid ARPU/ABPU and Postpaid ARPA/ABPA by $4.48 and $11.34 for the three months ended September 2015, respectively, and $1.50 and $3.74 for the nine months ended September 2015, respectively.

[2]  Postpaid ABPU and Postpaid ABPA are non-GAAP financial measures.  Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Postpaid ARPU and Postpaid ARPA decreased for the three and nine months ended September 30, 2016 due primarily to the impact of the loyalty rewards points program that was discontinued in September 2015, industry-wide price competition, and discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal.  Postpaid ARPU also decreased due to growth in the number of connected devices, which on a per unit basis contribute less revenue than handsets.  These factors were partially offset by the impacts of continued adoption of smartphones and the related increase in service revenues from data usage.

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

Equipment installment plan billings increased for the three and nine months ended September 30, 2016 due to increased adoption of equipment installment plans by postpaid customers.  Postpaid ABPU and ABPA decreased in 2016 as the increase in equipment installment plan billings was more than offset by the decline in Postpaid ARPU and ARPA discussed above.  U.S. Cellular expects the adoption and penetration of equipment installment plans to continue to increase as plan offerings shift more toward equipment installment plans.  Effective in September 2016, new postpaid handset sales to retail consumers are made under equipment installment plans; business and government customers may purchase equipment under either installment plans or alternative plans that are subject to a service contract.

Financial Overview — U.S. Cellular

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			2016 vs.			2016 vs.
	2016	2015	2015	2016	2015	2015
(Dollars in millions)
Retail service	$681	$797	(14)%	$2,044	$2,278	(10)%
Inbound roaming	45	59	(25)%	118	149	(20)%
Other	45	40	12%	131	122	7%
Service revenues	771	896	(14)%	2,293	2,549	(10)%
Equipment sales	239	173	38%	655	461	42%
Total operating revenues	1,010	1,069	(6)%	2,948	3,010	(2)%

System operations (excluding Depreciation, amortization and accretion reported below)	196	199	(1)%	572	586	(2)%
Cost of equipment sold	280	287	(2)%	799	779	2%
Selling, general and administrative	370	375	(1)%	1,089	1,107	(2)%
	846	861	(2)%	2,460	2,472	-

Operating cash flow*	164	208	(21)%	488	538	(9)%

Depreciation, amortization and accretion	155	152	2%	462	450	3%
(Gain) loss on asset disposals, net	7	3	>100%	16	12	33%
(Gain) loss on sale of business and other exit costs, net	–	(1)	N/M	–	(114)	100%
(Gain) loss on license sales and exchanges	(7)	(24)	70%	(16)	(147)	89%
Total operating expenses	1,001	991	1%	2,922	2,673	9%
Operating income	$9	$78	(88)%	$26	$337	(92)%

Net income	$18	$65	(73)%	$54	$250	(78)%

Adjusted EBITDA*	$216	$257	(16)%	$639	$673	(5)%

Capital expenditures	$103	$135	(23)%	$275	$335	(18)%

*	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

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

Equipment revenues consist of:

  Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:

Total operating revenues

Service revenues decreased for the three and nine months ended September 30, 2016 as a result of (i) a decrease in retail service revenues driven by the $58 million impact of the loyalty rewards program that ended in September 2015; (ii) industry-wide price competition, including discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal; and (iii) reductions in inbound roaming revenues driven by lower roaming rates.  Such reductions were partially offset by an increase in the average connections base and continued adoption of smartphones and shared data plans.

Federal USF revenue was $23 million and $69 million for the three and nine months ended September 30, 2016, respectively, which remained flat when compared to the same periods last year. Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012. The Phase II Mobility Fund was not operational as of July 2014 and, therefore, as provided by the Reform Order, the phase down was suspended at 60% of the baseline amount. U.S. Cellular will continue to receive USF support at the 60% level until the FCC takes further action. At this time, U.S. Cellular cannot predict the changes that the FCC might make to the USF high cost support program and, accordingly, cannot predict whether such changes will have a material adverse effect on U.S. Cellular’s business, financial condition or results of operations.

Equipment sales revenues increased for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 due primarily to a shift in mix to sales under equipment installment plans together with an increase in average revenue per device sold under such plans.  Equipment installment plan sales contributed $192 million and $89 million during the three months ended September 30, 2016 and 2015, respectively.

Equipment sales revenues increased for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 due to an overall increase in the number of devices sold, and a shift in mix to sales under equipment installment plans together with an increase in average revenue per device sold under such plans.  Equipment installment plan sales contributed $501 million and $226 million during the nine months ended September 30, 2016 and 2015, respectively.  Equipment installment plan connections represented 40% and 23% of total postpaid connections as of September 30, 2016 and 2015, respectively.

System operations expenses

System operations expenses decreased by modest amounts for the three and nine months ended September 30, 2016 when compared to the same periods last year.

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

Cost of equipment sold

Cost of equipment sold decreased for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 as a result of a decrease in the average cost per device sold driven by the lower cost of smartphones and to a lesser extent the lower sales of accessories.  Cost of equipment sold included $200 million and $113 million related to equipment installment plan sales for the three months ended September 30, 2016 and 2015, respectively.  Loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $41 million and $114 million for the three months ended September 30, 2016 and 2015.

Cost of equipment sold increased for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 primarily as the result of a 4% increase in devices sold, partially offset by a decrease in the average cost per device sold.  Cost of equipment sold included $534 million and $305 million related to equipment installment plan sales for the nine months ended September 30, 2016 and 2015, respectively.  Loss on equipment was $144 million and $318 million for the nine months ended September 30, 2016 and 2015, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by modest amounts for the three and nine months ended September 30, 2016 when compared to the same periods last year.  This decrease was attributable to various expense reductions that were partially offset by a $13 million expense recognized in the three months ended September 30, 2016 as a result of the termination of a naming rights agreement.

Depreciation, amortization, and accretion expenses

The increases in Depreciation, amortization, and accretion expenses for the three and nine months ended September 30, 2016 were mainly driven by the increase in amortization expense related to billing system upgrades.

(Gain) loss on asset disposals, net

The increases in Loss on asset disposals were primarily driven by more disposals of certain network assets during the three and nine months ended September 30, 2016 when compared to the same periods last year.

(Gain) loss on sale of business and other exit costs, net

The net gain for the nine months ended September 30, 2015 was due primarily to a $108 million gain recognized on sale of towers and certain related contracts, assets and liabilities.

(Gain) loss on license sales and exchanges, net

The net gains in 2016 and 2015 were due to gains recognized on license exchange transactions with third parties.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

TDS TELECOM OPERATIONS

Business Overview

TDS Telecom operates in three reportable segments: Wireline, Cable and HMS. The overall strategy for the Wireline and Cable businesses is to own the best data pipes in each market in order to capitalize on data growth and the need for higher broadband speeds and leverage that growth by bundling services with video and voice.  In addition, through its HMS business, TDS Telecom provides a wide range of Information Technology (“IT”) services including colocation, dedicated hosting, hosted application management, cloud computing services and the planning, engineering, procurement, installation, sales and management of  IT infrastructure hardware solutions.

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

Financial Overview — TDS Telecom

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			2016 vs.			2016 vs.
	2016	2015	2015	2016	2015	2015
(Dollars in millions)
Operating revenues
Wireline	$175	$175	-	$523	$527	(1)%
Cable	46	44	5%	137	132	3%
HMS	68	82	(17)%	212	218	(3)%
Intra-company elimination	(1)	(1)	1%	(3)	(3)	(1)%
TDS Telecom operating revenues	287	299	(4)%	868	874	(1)%

Operating expenses
Wireline	159	157	1%	462	460	1%
Cable	46	43	8%	136	126	8%
HMS	72	84	(14)%	221	228	(3)%
Intra-company elimination	(1)	(1)	1%	(3)	(3)	(1)%
TDS Telecom operating expenses	276	282	(2)%	816	810	1%

TDS Telecom operating income	$12	$17	(32)%	$53	$64	(17)%

Net income	$7	$9	(20)%	$32	$38	(15)%

Adjusted EBITDA*	$71	$76	(7)%	$226	$236	(4)%

Capital expenditures	$40	$56	(29)%	$128	$146	(12)%

Numbers may not foot due to rounding.

*	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Three and Nine Months Ended

Operating revenues for the three and nine months ended September 30, 2016 decreased as declines in HMS equipment revenues were partially offset by increases in revenues from Cable operations.

Total operating expenses

Operating expenses for the three months ended September 30, 2016 decreased due to lower HMS cost of equipment and products on reduced equipment sales partially offset by higher video programming costs and employee expenses.

Operating expenses for the nine months ended September 30, 2016 increased due to higher video programming costs and employee expenses.

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

Operational Overview

Wireline residential broadband customers, comprised mainly of ILEC connections, are increasingly choosing higher speeds.	In total, Wireline increased residential revenue per connection by 3% for the nine months ended September 30, 2016.

Total residential connections increased as a 44% increase in IPTV connections was partially offset by a 3% decline in voice connections.	Total commercial connections decreased by 3% as declines in voice and broadband connections outpaced the 4% growth in managedIP connections.

Financial Overview — Wireline

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
(Dollars in millions)
Residential	$78	$76	4%	$232	$224	3%
Commercial	53	55	(4)%	160	166	(4)%
Wholesale	43	44	(2)%	130	135	(3)%
Service revenues	174	175	-	522	526	(1)%
Equipment and product sales	–	–	(9)%	1	1	(1)%
Total operating revenues	175	175	-	523	527	(1)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	67	64	4%	192	189	2%
Cost of equipment and products	1	1	25%	2	2	(3)%
Selling, general and administrative	50	50	-	148	145	2%
	117	114	3%	342	335	2%

Operating cash flow*	57	61	(6)%	182	192	(5)%

Depreciation, amortization and accretion	41	41	(1)%	119	124	(4)%
(Gain) loss on asset disposals, net	1	2	(65)%	2	3	(52)%
(Gain) loss on sale of business and other exit costs, net	–	–	N/M	–	(3)	>100%
Total operating expenses	159	157	1%	462	460	1%
Operating income	$16	$18	(10)%	$61	$67	(9)%

Income before income taxes	$17	$19	(9)%	$63	$70	(9)%

Adjusted EBITDA*	$58	$61	(6)%	$183	$193	(5)%

Capital expenditures	$27	$38	(30)%	$82	$91	(9)%

Numbers may not foot due to rounding.

N/M - Not Meaningful

*	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Residential revenues consist of:

  Broadband services, including fiber-based and other digital, premium and enhanced data services
  IPTV and satellite video
  Voice services

Commercial revenues consist of:

  TDS managedIP voice and data services
  High-speed and dedicated business internet services
  Voice services

Wholesale revenues consist of:

  Network access services to interexchange carriers for the origination and termination of interstate and intrastate long distance phone calls on TDS Telecom’s network and special access services to carriers and others
  Amounts received from State and Federal USF support

Key components of changes in the statement of operations items were as follows:

Total operating revenues

Residential revenues increased for the three and nine months ended September 30, 2016 as growth in IPTV and data connections more than offset the decline in legacy voice services. For both periods, IPTV average connections grew approximately 45%, offset by a 3% decline in average voice connections.

Commercial revenues decreased for the three and nine months ended September 30, 2016 as declining legacy voice and data connections reduced revenues, partially offset by an increase in revenue driven by 3% growth in average managedIP connections in both periods.

Wholesale revenues decreased for the three months ended September 30, 2016 due primarily to the effect of divestitures and a 14% reduction in intra-state minutes-of-use. For the nine months ended September 30, 2016, Wholesale revenues decreased due to the items which affected the three month period and lower special access revenue.

Cost of services

Cost of services increased for the three and nine months ended September 30, 2016 as increased charges related to employee expenses and growth in IPTV were offset by reduced costs of provisioning circuits, purchasing unbundled network elements and providing long-distance services.

Selling, general and administrative expenses

Selling, general and administrative expenses were relatively flat for the three months ended September 30, 2016.  Expenses increased for the nine month period due to growth in employee expenses offset by a decrease in bad debts expense.

Depreciation, amortization and accretion

Depreciation, amortization and accretion were relatively flat for the three month period ended September 30, 2016. The decrease for the nine months ended September 30, 2016 was due primarily to a $4 million adjustment recorded in the three months ended June 30, 2016 for excess depreciation attributable to the third quarter of 2014 through the first quarter of 2016.

CABLE OPERATIONS

Business Overview

TDS Telecom’s cable strategy is to expand its broadband services and leverage that growth by bundling with video and voice services.  TDS Telecom seeks to be the leading provider of broadband services in its targeted markets by leveraging its core competencies in network management and customer focus.

Operational Overview

Cable connections grew 5% over 2015 with increases in broadband and voice outpacing declines in video.

Financial Overview — Cable

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
(Dollars in millions)
Residential	$37	$35	6%	$108	$105	3%
Commercial	9	9	4%	28	27	4%
Total operating revenues	46	44	5%	137	132	3%

Cost of services (excluding Depreciation, amortization and accretion reported below)	23	20	20%	69	59	17%
Selling, general and administrative	13	14	(10)%	37	41	(8)%
	36	34	7%	107	100	7%

Operating cash flow*	10	10	-	30	32	(6)%

Depreciation, amortization and accretion	9	9	6%	27	26	5%
(Gain) loss on asset disposals, net	1	–	>100%	2	(1)	>100%
Total operating expenses	46	43	8%	136	126	8%
Operating income	$–	$1	(98)%	$1	$6	(92)%

Income before income taxes	$–	$1	(87)%	$1	$7	(86)%

Adjusted EBITDA*	$10	$10	-	$30	$32	(6)%

Capital expenditures	$11	$13	(16)%	$41	$37	11%

Numbers may not foot due to rounding.

*	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Residential and Commercial revenues consist of:

  Broadband services, including high-speed internet, security and support services
  Video services, including premium programming in HD, and multi-room and TV Everywhere offerings
  Voice services

Key components of changes in the statement of operations items were as follows:

Total operating revenues

Residential revenues increased for the three and nine months ended September 30, 2016 due primarily to an 8% increase in year-to-date average residential connections partially offset by a decrease in revenue caused by promotional pricing.

Commercial revenues increased for the three and nine months ended September 30, 2016 due primarily to increases in high-speed data customers.

Cost of services

Cost of services increased for the three and nine months ended September 30, 2016 due primarily to increases in employee expenses and programming content costs.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2016 due to lower employee, customer service and advertising costs.

HMS OPERATIONS

Business Overview

Under TDS Telecom’s OneNeck IT Solutions brand, TDS Telecom offers a full-suite of IT solutions ranging from equipment resale to full management and hosting of a customer’s IT infrastructure and applications.  The goal of HMS operations is to create, deliver, and support a platform of IT products and services tailored for mid-market business customers.

Financial Overview — HMS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
(Dollars in millions)
Service revenues	$29	$30	(5)%	$91	$88	3%
Equipment and product sales	39	51	(25)%	121	130	(7)%
Total operating revenues	68	82	(17)%	212	218	(3)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	21	21	(1)%	61	63	(3)%
Cost of equipment and products	33	43	(25)%	101	109	(7)%
Selling, general and administrative	12	12	(7)%	37	36	2%
	65	77	(15)%	199	208	(4)%

Operating cash flow*	3	5	(47)%	13	10	28%

Depreciation, amortization and accretion	7	7	5%	22	20	10%
Total operating expenses	72	84	(14)%	221	228	(3)%
Operating loss	$(5)	$(2)	>(100)%	$(9)	$(10)	9%

Loss before income taxes	$(6)	$(2)	>(100)%	$(12)	$(11)	(4)%

Adjusted EBITDA*	$3	$5	(45)%	$13	$10	31%

Capital expenditures	$2	$5	(58)%	$6	$19	(71)%

Numbers may not foot due to rounding.

*	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Service revenues consist of:

  Cloud and hosting solutions
  Managed services
  Enterprise Resource Planning (“ERP”) application management
  Professional services
  Co-location services
  IT hardware maintenance services

Equipment revenues consist of:

  IT hardware sales

Key components of changes in the statement of operations items were as follows:

Total Operating revenues

Service revenues decreased for the three months ended September 30, 2016 due to lower professional service sales. For the nine months ended September 30, 2016, Service revenues increased due primarily to higher maintenance sales.

Equipment and product sales revenues from sales of IT infrastructure hardware solutions decreased for the three and nine months ended September 30, 2016 due primarily to lower spending by existing customers. There was a corresponding decrease in Cost of equipment and products.

Cost of services

Cost of services were flat for the three months ended September 30, 2016 and decreased for the nine months ended September 30, 2016 due primarily to reduced employee expenses offset by higher maintenance and support costs.

Selling, general and administrative expenses

Selling, general and administrative expenses were relatively flat for the three months ended September 30, 2016 and increased for the nine months ended September 30, 2016 due primarily to higher employee costs.

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

TDS believes that existing cash and investment balances, funds available under its revolving credit facilities, and expected cash flows from operating and investing activities provide liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the coming year.  Although TDS currently has a significant cash balance, in certain recent periods, TDS has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment) and this will continue in the future if operating results do not improve or capital expenditures are not reduced.  TDS currently expects to have minimal free cash flow in 2016 due to anticipated growth in equipment installment plan receivables combined with significant capital expenditures.

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

There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS.  Insufficient cash flows from operating activities, further changes in its credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of TDS or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of spectrum licenses, and/or reduce or cease share repurchases and/or the payment of dividends.  TDS cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.  Any of the foregoing would have an adverse impact on TDS’ businesses, financial condition or results of operations.

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

At September 30, 2016 and December 31, 2015, TDS’ consolidated cash and cash equivalents totaled $985 million.  The majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes.  In June 2016, TDS entered into a new $400 million revolving credit agreement with certain lenders and other parties and U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result of the new agreements, TDS’ and U.S. Cellular’s revolving credit agreements due to expire in December 2017 were terminated.  Amounts under both of the new revolving credit facilities may be borrowed, repaid and reborrowed from time-to-time until maturity in June 2021.  Certain TDS and U.S. Cellular wholly-owned subsidiaries have jointly and severally unconditionally guaranteed the payment and performance of the obligations of TDS and U.S. Cellular under the revolving credit agreements.  As of September 30, 2016, there were no outstanding borrowings under the revolving credit facilities, except for letters of credit, and TDS and U.S. Cellular’s unused capacity under their revolving credit facilities was $399 million and $284 million, respectively.  The continued availability of the new revolving credit facilities requires TDS and U.S. Cellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and provide representations on certain matters at the time of each borrowing.  See Note 8 — Debt in the Notes to Consolidated Financial Statements for additional information.

In June 2016, U.S. Cellular also amended and restated its senior term loan credit facility.  Certain modifications were made to the financial covenants and subsidiary guarantees were added in order to align with the new revolving credit agreements.  There were no significant changes to the maturity date or other key terms of the agreement.

TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit facilities and the senior term loan credit facility as of September 30, 2016.

TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.

The proceeds from any of the aforementioned financing facilities are available for general corporate purposes, including spectrum purchases and capital expenditures.

The long-term debt payments due for the remainder of 2016 and the next four years represent less than 3% of TDS’ total long-term debt obligation measured as of September 30, 2016.

Capital Expenditures

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include accruals and capitalized interest, in 2016 and 2015 were as follows:

U.S. Cellular’s capital expenditures for 2016 are expected to be approximately $500 million.  These expenditures are expected to be for the following general purposes:

  Expand and enhance network coverage, including construction of a new regional connectivity center and provide additional capacity to accommodate increased network usage, principally data usage, by current customers;
  Deploy VoLTE technology;
  Expand and enhance the retail store network; and
  Develop and enhance business systems.

TDS Telecom’s capital expenditures for 2016 are expected to be $180 million.  These expenditures are expected to be for the following general purposes:

  Maintain and enhance existing infrastructure at Wireline, Cable and HMS;
  Complete currently planned fiber expansion in existing Wireline markets and upgrades in Cable markets to support video and super high-speed data; and
  Success-based spending to sustain managedIP, IPTV, Cable and HMS growth.

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

On July 15, 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002, which then commenced on August 16, 2016.  In recent FCC auctions, U.S. Cellular has not been a bidder, but has participated as a limited partner in “designated entities” that qualified for a 25% bidding credit on licenses won in the auction.  U.S. Cellular will not participate through a designated entity in Auction 1002.  See “Regulatory Matters — FCC Auction 1002.”  Prior to becoming a qualified bidder, U.S. Cellular was required to make an upfront payment, the size of which established its initial bidding eligibility.  Accordingly, in the second quarter of 2016, U.S. Cellular made an upfront payment to the FCC of $143 million.  If U.S. Cellular becomes a winning bidder in the auction, it could be required to make additional payments to the FCC that could be substantial.  In such event, U.S. Cellular could finance such payments from its existing cash balances, borrowings under its revolving credit agreement and/or additional long-term debt.  Further, if U.S. Cellular is not the winning bidder for any licenses, or is the winning bidder for licenses with an aggregate bid price that is less than the upfront payment, all or a portion of the upfront payment will be refunded to U.S. Cellular.

In 2015 and 2016, U.S. Cellular entered into multiple spectrum license purchase agreements.  The aggregate purchase price for these spectrum licenses is $56 million, of which $46 million closed in the nine months ended September 30, 2016.  In 2016, U.S. Cellular also entered into multiple agreements with third parties to transfer FCC licenses in non-operating markets and receive FCC licenses in operating markets.  The agreements provide for the transfer of certain AWS and PCS spectrum licenses and approximately $29 million, net, in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz spectrum licenses to the third parties.  Through September 30, 2016, certain of the exchange transactions have closed and U.S. Cellular has received $15 million of cash in conjunction with such closed transactions.  The remaining license purchase and exchange transactions are expected to close in the fourth quarter of 2016.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.

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

Common Share Repurchase Programs

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Common Shares, in each case subject to any available repurchase program.  Share repurchases made under these programs in 2016 and 2015 were as follows:

	Number of	Average Cost	Dollar Amount
Nine Months Ended September 30,	Shares	Per Share	(in millions)
2016
TDS Common Shares	111,700	$22.56	$3
U.S. Cellular Common Shares	46,861	$34.77	$2

2015
TDS Common Shares	–	$–	$–
U.S. Cellular Common Shares	153,878	$34.85	$5

For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

On November 17, 2009, the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  As of September 30, 2016, the cumulative maximum number of shares that may be repurchased under this program is 6,008,437 U.S. Cellular Common Shares.  These purchases will be made pursuant to open market purchases, block purchases, private purchases or otherwise, depending on market conditions.  This authorization does not have an expiration date.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2015 and September 30, 2016 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2015.

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

Consolidated Cash Flow Analysis

TDS operates a capital- and marketing-intensive business.  TDS makes substantial investments to acquire wireless licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to TDS’ networks.  TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter-to-quarter and year-to-year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes TDS' cash flow activities for the nine months ended September 30, 2016 and 2015.

2016 Commentary

TDS’ Cash and cash equivalents remained flat in since December 31, 2015.  Net cash provided by operating activities was $638 million in 2016 due primarily to net income of $58 million plus non-cash items of $641 million and distributions received from unconsolidated entities of $55 million, including a $10 million distribution from the LA Partnership.  This was partially offset by changes in working capital items which decreased cash by $116 million.  The decrease in working capital items was due primarily to a $160 million increase in equipment installment plan receivables, which are expected to continue to increase and further require the use of working capital in the near term.  This was partially offset by a federal tax refund of $63 million related to an overpayment of the 2015 tax liability, which resulted from the enactment of federal bonus depreciation in December 2015.

The net cash provided by operating activities was offset by Cash flows used for investing activities of $594 million.  Cash paid in 2016 for additions to property, plant and equipment totaled $426 million.  In June 2016, U.S. Cellular made a deposit of $143 million to the FCC for its participation in Auction 1002.  Cash paid for acquisitions and licenses in 2016 was $46 million partially offset by Cash received from divestitures and exchanges of $20 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Cash flows used for financing activities were $44 million, reflecting ordinary activity such as the payment of dividends and the scheduled repayments of debt.

2015 Commentary

TDS’ Cash and cash equivalents increased $393 million in 2015.  Net cash provided by operating activities was $727 million in 2015 due to net income of $265 million plus non-cash items of $329 million, distributions received of $45 million and positive changes in working capital items of $88 million.  The LA Partnership did not make a distribution in 2015.

Cash flows used for investing activities were $514 million in 2015.  Cash paid for additions to property, plant and equipment totaled $558 million in 2015.  During 2015, a $278 million payment was made by Advantage Spectrum L.P. (see Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements) to the FCC for licenses for which it was the provisional winning bidder in Auction 97.  Cash received from divestitures and exchanges in 2015 included $145 million related to licenses and $142 million related to the sale of 359 towers and certain related contracts, assets and liabilities.

Cash flows from financing activities were $180 million due primarily to U.S. Cellular borrowing $225 million on its senior term loan credit facility in July 2015.

Other Information

In October 2016, U.S. Cellular was informed by the general partner of the LA Partnership that U.S. Cellular will receive a distribution of $19 million in November 2016.

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

Assets held for sale

Assets held for sale increased $16 million due to reclassification of Licenses to this account as a result of exchanges with third parties.  The license exchange agreements are expected to close in the fourth quarter of 2016.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

Other assets and deferred charges

Other assets and deferred charges increased $195 million due primarily to an upfront payment of $143 million to the FCC to establish U.S. Cellular’s initial bidding eligibility for its participation in Auction 1002 and a $75 million increase in the long-term portion of unbilled equipment installment plan receivables, net, due to the offering of longer term equipment installment plan contracts and the increased adoption of such contracts. See Note 3 — Equipment Installment Plans and Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these balances.

Other current liabilities

Other current liabilities decreased $42 million due primarily to a decline in the amounts due to U.S. Cellular agents driven by lower sales volume and mix shift to lower cost devices.

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

  EBITDA
  Adjusted EBITDA
  Operating cash flow
  Free cash flow
  Adjusted free cash flow
  Postpaid ABPU
  Postpaid ABPA

Following are explanations of each of these measures.

Adjusted EBITDA and Operating Cash Flow

Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and accretion) is defined as net income adjusted for the items set forth in the reconciliation below.  Operating cash flow is defined as net income adjusted for the items set forth in the reconciliation below.  Adjusted EBITDA and Operating cash flow are not measures of financial performance under GAAP and should not be considered as alternatives to Net income or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity.  TDS does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.

Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  See Note 11 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.

Management uses Adjusted EBITDA and Operating cash flow as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate.  Management believes Adjusted EBITDA and Operating cash flow are useful measures of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.  Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Operating cash flow reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities.  The following table reconciles Adjusted EBITDA and Operating cash flow to the corresponding GAAP measure, Net income or Income (loss) before income taxes.  Income tax expense is not provided at the individual segment level for Wireline, Cable and HMS.  TDS calculates income tax expense for TDS Telecom in total.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
TDS - CONSOLIDATED	2016	2015	2016	2015
(Dollars in millions)
Net income (GAAP)	$16	$62	$58	$265
Add back:
Income tax expense	14	46	45	178
Interest expense	42	35	127	103
Depreciation, amortization and accretion	214	211	636	628
EBITDA (Non-GAAP)	286	354	866	1,174
Add back or deduct:
(Gain) loss on sale of business and other exit costs, net	–	(1)	(1)	(130)
(Gain) loss on license sales and exchanges, net	(7)	(24)	(16)	(147)
(Gain) loss on asset disposals, net	8	5	20	15
Adjusted EBITDA (Non-GAAP)	287	334	869	912
Deduct:
Equity in earnings of unconsolidated entities	38	40	109	110
Interest and dividend income	15	10	44	28
Other, net	(1)	–	1	–
Operating cash flow (Non-GAAP)	235	284	715	774
Deduct:
Depreciation, amortization and accretion	214	211	636	628
(Gain) loss on sale of business and other exit costs, net	–	(1)	(1)	(130)
(Gain) loss on license sales and exchanges, net	(7)	(24)	(16)	(147)
(Gain) loss on asset disposals, net	8	5	20	15
Operating income (GAAP)	$20	$93	$76	$408

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
U.S. CELLULAR	2016	2015	2016	2015
(Dollars in millions)
Net income (GAAP)	$18	$65	$54	$250
Add back:
Income tax expense	15	41	39	161
Interest expense	28	21	84	61
Depreciation, amortization and accretion	155	152	462	450
EBITDA (Non-GAAP)	216	279	639	922
Add back or deduct:
(Gain) loss on sale of business and other exit costs, net	–	(1)	–	(114)
(Gain) loss on license sales and exchanges, net	(7)	(24)	(16)	(147)
(Gain) loss on asset disposals, net	7	3	16	12
Adjusted EBITDA (Non-GAAP)	216	257	639	673
Deduct:
Equity in earnings of unconsolidated entities	38	40	110	110
Interest and dividend income	14	9	41	26
Other, net	–	–	–	(1)
Operating cash flow (Non-GAAP)	164	208	488	538
Deduct:
Depreciation, amortization and accretion	155	152	462	450
(Gain) loss on sale of business and other exit costs, net	–	(1)	–	(114)
(Gain) loss on license sales and exchanges, net	(7)	(24)	(16)	(147)
(Gain) loss on asset disposals, net	7	3	16	12
Operating income (GAAP)	$9	$78	$26	$337

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
TDS TELECOM	2016	2015	2016	2015
(Dollars in millions)
Net income (GAAP)	$7	$9	$32	$38
Add back:
Income tax expense	4	8	20	27
Interest expense	1	–	2	–
Depreciation, amortization and accretion	57	57	168	170
EBITDA (Non-GAAP)	69	74	223	236
Add back or deduct:
(Gain) loss on sale of business and other exit costs, net	–	–	–	(3)
(Gain) loss on asset disposals, net	2	2	4	3
Adjusted EBITDA (Non-GAAP)	71	76	226	236
Deduct:
Interest and dividend income	1	1	2	2
Operating cash flow (Non-GAAP)	70	76	225	234
Deduct:
Depreciation, amortization and accretion	57	57	168	170
(Gain) loss on sale of business and other exit costs, net	–	–	–	(3)
(Gain) loss on asset disposals, net	2	2	4	3
Operating income (GAAP)	$12	$17	$53	$64

Numbers may not foot due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
WIRELINE	2016	2015	2016	2015
(Dollars in millions)
Income before income taxes (GAAP)	$17	$19	$63	$70
Add back:
Interest expense	–	–	(1)	(1)
Depreciation, amortization and accretion	41	41	119	124
EBITDA (Non-GAAP)	57	60	182	193
Add back or deduct:
(Gain) loss on sale of business and other exit costs, net	–	–	–	(3)
(Gain) loss on asset disposals, net	1	2	2	3
Adjusted EBITDA (Non-GAAP)	58	61	183	193
Deduct:
Interest and dividend income	1	1	2	2
Operating cash flow (Non-GAAP)	57	61	182	192
Deduct:
Depreciation, amortization and accretion	41	41	119	124
(Gain) loss on sale of business and other exit costs, net	–	–	–	(3)
(Gain) loss on asset disposals, net	1	2	2	3
Operating income (GAAP)	$16	$18	$61	$67

Numbers may not foot due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
CABLE	2016	2015	2016	2015
(Dollars in millions)
Income before income taxes (GAAP)	$–	$1	$1	$7
Add back:
Depreciation, amortization and accretion	9	9	27	26
EBITDA (Non-GAAP)	9	10	28	32
Add back or deduct:
(Gain) loss on asset disposals, net	1	–	2	(1)
Adjusted EBITDA (Non-GAAP)	10	10	30	32
Deduct:
Other, net	–	–	–	–
Operating cash flow (Non-GAAP)	10	10	30	32
Deduct:
Depreciation, amortization and accretion	9	9	27	26
(Gain) loss on asset disposals, net	1	–	2	(1)
Operating income (GAAP)	$–	$1	$1	$6

Numbers may not foot due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
HMS	2016	2015	2016	2015
(Dollars in millions)
Loss before income taxes (GAAP)	$(6)	$(2)	$(12)	$(11)
Add back:
Interest expense	1	1	3	2
Depreciation, amortization and accretion	7	7	22	20
EBITDA (Non-GAAP)	3	5	13	10
Add back or deduct:
(Gain) loss on asset disposals, net	–	–	–	–
Adjusted EBITDA (Non-GAAP)	3	5	13	10
Deduct:
Other, net	–	–	–	–
Operating cash flow (Non-GAAP)	3	5	13	10
Deduct:
Depreciation, amortization and accretion	7	7	22	20
(Gain) loss on asset disposals, net	–	–	–	–
Operating loss (GAAP)	$(5)	$(2)	$(9)	$(10)

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

	Nine Months Ended September 30,
	2016	2015
(Dollars in millions)
Cash flows from operating activities (GAAP)	$638	$727
Less: Cash paid for additions to property, plant and equipment	426	558
Free cash flow (Non-GAAP)	$212	$169
Add: Sprint Cost Reimbursement[1]	5	28
Adjusted free cash flow (Non-GAAP)	$217	$197

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

Postpaid ABPU and Postpaid ABPA

U.S. Cellular presents Postpaid ABPU and Postpaid ABPA to reflect the revenue shift from Service revenues to Equipment and product sales resulting from the increased adoption of equipment installment plans.  Postpaid ABPU and Postpaid ABPA, as previously defined, are non-GAAP financial measures which U.S. Cellular believes are useful to investors and other users of its financial information in showing trends in both service and equipment and product sales revenues received from customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$635	$755	$1,910	$2,156
Average number of postpaid connections	4.49	4.33	4.46	4.31
Number of months in period	3	3	9	9
Postpaid ARPU (GAAP metric)	$47.08	$58.12	$47.54	$55.54

Calculation of Postpaid ABPU
Postpaid service revenues	$635	$755	$1,910	$2,156
Equipment installment plan billings	131	75	353	180
Total billings to postpaid connections	$766	$830	$2,263	$2,336
Average number of postpaid connections	4.49	4.33	4.46	4.31
Number of months in period	3	3	9	9
Postpaid ABPU (Non-GAAP metric)	$56.79	$63.88	$56.34	$60.15

Calculation of Postpaid ARPA
Postpaid service revenues	$635	$755	$1,910	$2,156
Average number of postpaid accounts	1.69	1.71	1.69	1.73
Number of months in period	3	3	9	9
Postpaid ARPA (GAAP metric)	$125.31	$147.00	$125.21	$138.55

Calculation of Postpaid ABPA
Postpaid service revenues	$635	$755	$1,910	$2,156
Equipment installment plan billings	131	75	353	180
Total billings to postpaid accounts	$766	$830	$2,263	$2,336
Average number of postpaid accounts	1.69	1.71	1.69	1.73
Number of months in period	3	3	9	9
Postpaid ABPA (Non-GAAP metric)	$151.16	$161.57	$148.37	$150.06

Application of Critical Accounting Policies and Estimates

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2015.  There were no material changes to TDS’ application of critical accounting policies and estimates during the nine months ended September 30, 2016.

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

FCC Auction 1002

On July 15, 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002. The first stage of forward auction bidding began on August 16, 2016 and ended on August 30, 2016 when the forward auction failed to reach the reserve price established by the FCC based on the first stage reverse auction.  The second stage of the reverse auction began on September 13, 2016 and was followed by a second stage forward auction which began and ended on October 19, 2016.  As necessary, the FCC will run additional reverse and forward auctions that will result in progressively lower prices in each reverse auction and less available spectrum for wireless carriers in each forward auction, until the prices in the reverse and forward auctions clear.  Following a final and successful stage of the forward auction, the FCC will conduct an Assignment Phase Auction to assign specific frequencies to winners of licenses.  It is expected that this process will continue into 2017.  As a result of U.S. Cellular’s application to participate in Auction 1002, since February 10, 2016, TDS has been subject to FCC anti-collusion rules that place certain restrictions on public disclosures and business communications with other companies relating to U.S. Cellular’s participation.  These restrictions will continue until the down payment deadline for Auction 1002, which will be ten business days after release of the FCC’s Channel Reassignment Public Notice, following the end of the auction.  These anti-collusion rules, which could last a year or more from February 10, 2016, may restrict the conduct of certain TDS activities with other auction applicants as well as with nationwide providers of wireless services which are not applicants.  The restrictions could have an adverse effect on TDS’ business, financial condition or results of operations.

FCC Connect America Fund (CAF)

On March 30, 2016, the FCC released an order modifying the existing USF program under which TDS receives approximately $50 million in annual support.  The modification extends the Connect America Fund (CAF) program to rate-of-return incumbent local exchange carriers for the purpose of extending broadband services, including standalone broadband, in underserved and unserved rural areas.  The FCC is providing rate-of-return carriers with two paths to receive funds from the CAF.  The first path includes a voluntary model-based approach and includes support for a ten-year period in exchange for meeting defined build-out obligations, referred to as the Alternative Connect America Cost Model (“A-CAM”).  This election must be done at the state level.  The second path is based on existing rate-of-return mechanisms, but with substantial modifications.  This path also includes defined build-out obligations. In August 2016, TDS Telecom obtained an offer (“the Offer”) from the FCC of the amount of support that would be received if it elected the A-CAM path.  Under the Offer and replacing its current level of funding, TDS Telecom would receive $82 million of support revenue annually for ten years.  Unlike the current program, this support comes with an obligation to build defined broadband speeds to reach approximately 159,600 homes and will require capital expenditures over the ten-year period that may be significant.

TDS Telecom notified the FCC of its decision to elect A-CAM support and the associated obligations for all of its states.  On November 2, 2016, the FCC released a notice stating that 216 rate-of-return carriers elected the A-CAM model.  Based upon carrier elections, the FCC’s stated support funding level would not be sufficient to meet the demand.  The FCC has requested that parties file recommendations on measures that should be considered to address the support funding shortfall.  Comments are due to the FCC by November 14, 2016.  If the FCC issues revised offers to those carriers initially electing A-CAM, the carriers will then need to make another decision based on the updated offers.  TDS Telecom cannot predict the likelihood of a second offer from the FCC or the details of such an offer.  There is no assurance that the final A-CAM option will provide TDS Telecom with the level of support it received under previous federal support mechanisms.

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2016.

Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,013	$1,138	$3,021	$3,282
Equipment and product sales	288	236	805	620
Total operating revenues	1,301	1,374	3,826	3,902

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	305	303	891	897
Cost of equipment and products	321	337	921	907
Selling, general and administrative	440	450	1,299	1,324
Depreciation, amortization and accretion	214	211	636	628
(Gain) loss on asset disposals, net	8	5	20	15
(Gain) loss on sale of business and other exit costs, net	–	(1)	(1)	(130)
(Gain) loss on license sales and exchanges, net	(7)	(24)	(16)	(147)
Total operating expenses	1,281	1,281	3,750	3,494

Operating income	20	93	76	408

Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	40	109	110
Interest and dividend income	15	10	44	28
Interest expense	(42)	(35)	(127)	(103)
Other, net	(1)	–	1	–
Total investment and other income	10	15	27	35

Income before income taxes	30	108	103	443
Income tax expense	14	46	45	178
Net income	16	62	58	265
Less: Net income attributable to noncontrolling
interests, net of tax	3	11	9	45
Net income attributable to TDS shareholders	13	51	49	220
TDS Preferred dividend requirement	–	–	–	–
Net income available to TDS common shareholders	$13	$51	$49	$220

Basic weighted average shares outstanding	110	109	110	109
Basic earnings per share available to TDS common shareholders	$0.12	$0.47	$0.44	$2.03

Diluted weighted average shares outstanding	111	110	111	110
Diluted earnings per share available to TDS common shareholders	$0.11	$0.46	$0.44	$1.99

Dividends per share to TDS shareholders	$0.148	$0.141	$0.444	$0.423

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Dollars in millions)
Net income	$16	$62	$58	$265
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost
for the period
Change in prior service cost	–	(8)	(1)	(10)
Change in unrecognized net loss	–	(1)	–	(1)
	–	(9)	(1)	(11)
Change in deferred income taxes	–	3	1	4
Change related to retirement plan, net of tax	–	(6)	–	(7)
Net change in accumulated other comprehensive income	–	(6)	–	(7)
Comprehensive income	16	56	58	258
Less: Net income attributable to noncontrolling
interests, net of tax	3	11	9	45
Comprehensive income attributable to TDS shareholders	$13	$45	$49	$213

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
(Dollars in millions)
Cash flows from operating activities
Net income	$58	$265
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	636	628
Bad debts expense	72	83
Stock-based compensation expense	29	29
Deferred income taxes, net	11	(40)
Equity in earnings of unconsolidated entities	(109)	(110)
Distributions from unconsolidated entities	55	45
(Gain) loss on asset disposals, net	20	15
(Gain) loss on sale of business and other exit costs, net	(1)	(130)
(Gain) loss on license sales and exchanges, net	(16)	(147)
Noncash interest expense	2	2
Other operating activities	(3)	(1)
Changes in assets and liabilities from operations
Accounts receivable	(9)	(94)
Equipment installment plans receivable	(160)	(96)
Inventory	3	90
Accounts payable	47	125
Customer deposits and deferred revenues	(41)	(50)
Accrued taxes	77	212
Accrued interest	7	11
Other assets and liabilities	(40)	(110)
Net cash provided by operating activities	638	727

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(426)	(558)
Cash paid for acquisitions and licenses	(46)	(287)
Cash received from divestitures and exchanges	20	325
Federal Communications Commission deposit	(143)	–
Other investing activities	1	6
Net cash used in investing activities	(594)	(514)

Cash flows from financing activities
Issuance of long-term debt	2	225
Repayment of long-term debt	(9)	(1)
TDS Common Shares reissued for benefit plans, net of tax payments	7	11
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	4	(1)
Repurchase of TDS Common Shares	(3)	–
Repurchase of U.S. Cellular Common Shares	(2)	(4)
Dividends paid to TDS shareholders	(49)	(46)
Payment of debt issuance costs	(4)	(3)
Distributions to noncontrolling interests	(1)	(6)
Other financing activities	11	5
Net cash provided by (used in) financing activities	(44)	180

Net increase (decrease) in cash and cash equivalents	–	393

Cash and cash equivalents
Beginning of period	985	472
End of period	$985	$865

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

 (Unaudited)

	September 30,	December 31,
	2016	2015
(Dollars in millions)
Current assets
Cash and cash equivalents	$985	$985
Accounts receivable
Due from customers and agents, less allowances of $54 and $49, respectively	725	705
Other, less allowances of $1 and $1, respectively	99	98
Inventory, net	148	158
Prepaid expenses	113	112
Income taxes receivable	6	70
Other current assets	34	30
Total current assets	2,110	2,158

Assets held for sale	16	–

Licenses	1,876	1,844
Goodwill	766	766
Franchise rights	244	244
Other intangible assets, net of accumulated amortization of $150 and $144, respectively	36	47
Investments in unconsolidated entities	459	402
Other investments	1	–

Property, plant and equipment
In service and under construction	11,551	11,520
Less: Accumulated depreciation and amortization	8,002	7,756
Property, plant and equipment, net	3,549	3,764

Other assets and deferred charges	392	197

Total assets[1]	$9,449	$9,422

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	September 30,	December 31,
	2016	2015
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$12	$14
Accounts payable	366	349
Customer deposits and deferred revenues	242	288
Accrued interest	19	12
Accrued taxes	48	41
Accrued compensation	115	113
Other current liabilities	85	127
Total current liabilities	887	944

Deferred liabilities and credits
Deferred income tax liability, net	910	900
Other deferred liabilities and credits	461	433

Long-term debt, net	2,436	2,440

Commitments and contingencies

Noncontrolling interests with redemption features	1	1

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 110 shares (7 Series A Common and 103 Common Shares) and 109 shares (7 Series A Common and 102 Common Shares), respectively
Par Value ($.01 per share)	1	1
Capital in excess of par value	2,373	2,365
Treasury shares, at cost, 23 and 24 Common Shares, respectively	(703)	(727)
Accumulated other comprehensive income (loss)	–	–
Retained earnings	2,477	2,487
Total TDS shareholders' equity	4,148	4,126

Preferred shares	1	1
Noncontrolling interests	605	577

Total equity	4,754	4,704

Total liabilities and equity[1]	$9,449	$9,422

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of September 30, 2016 and December 31, 2015 include assets held by consolidated VIEs of $805 million and $658 million, respectively, which are not available to be used to settle the obligations of TDS.  The consolidated total liabilities as of September 30, 2016 and December 31, 2015 include certain liabilities of consolidated VIEs of $15 million and $1 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS.  See Note 9 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Preferred shares	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2015	$1	$2,365	$(727)	$–	$2,487	$4,126	$1	$577	$4,704
Net income attributable to TDS shareholders	–	–	–	–	49	49	–	–	49
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	9	9
TDS Common and Series A Common share dividends	–	–	–	–	(49)	(49)	–	–	(49)
Repurchase of Common shares	–	–	(3)	–	–	(3)	–	–	(3)
Dividend reinvestment plan	–	2	5	–	–	7	–	–	7
Incentive and compensation plans	–	(5)	22	–	(10)	7	–	–	7
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	1	–	–	–	1	–	20	21
Stock-based compensation awards	–	10	–	–	–	10	–	–	10
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(1)	(1)
September 30, 2016	$1	$2,373	$(703)	$–	$2,477	$4,148	$1	$605	$4,754

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Preferred shares	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2014	$1	$2,337	$(748)	$6	$2,330	$3,926	$1	$528	$4,455
Net income attributable to TDS shareholders	–	–	–	–	220	220	–	–	220
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	39	39
Other comprehensive income	–	–	–	(7)	–	(7)	–	–	(7)
TDS Common and Series A Common share dividends	–	–	–	–	(46)	(46)	–	–	(46)
Dividend reinvestment plan	–	2	6	–	–	8	–	–	8
Incentive and compensation plans	–	1	11	–	–	12	–	–	12
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	2	–	–	–	2	–	9	11
Stock-based compensation awards	–	11	–	–	–	11	–	–	11
September 30, 2015	$1	$2,353	$(731)	$(1)	$2,504	$4,126	$1	$576	$4,703

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

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 are U.S. Cellular, Wireline, Cable, and Hosted and Managed Services (“HMS”) operations.  TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned subsidiary Suttle-Straus, Inc. (“Suttle-Straus”).  Suttle-Straus’ financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 11 — Business Segment Information for summary financial information on each business segment.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of September 30, 2016 and December 31, 2015, its results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and its cash flows and changes in equity for the nine months ended September 30, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and has since amended the standard with Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and Accounting Standards Update 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  TDS is required to adopt ASU 2014-09, as amended, on January 1, 2018.  Early adoption as of January 1, 2017 is permitted; however, TDS does not intend to adopt early.  ASU 2014-09, as amended, impacts TDS’ revenue recognition related to the allocation of contract revenues between various services and equipment, and the timing of when those revenues are recognized.  In addition, the new requirements require deferral of incremental contract acquisition and fulfillment costs and subsequent expense recognition over the contract period or expected customer life.  TDS expects to transition to the new standard under the modified retrospective transition method whereby a cumulative effect adjustment is recognized upon adoption and the guidance is applied prospectively.  TDS is currently evaluating the guidance, developing its implementation plan, and evaluating the effects ASU 2014-09, as amended, will have on its financial position and results of operations upon adoption.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 requires TDS to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt.  TDS is required to adopt the provisions of ASU 2014-15 for the annual period ending December 31, 2016.  The adoption of ASU 2014-15 will not impact TDS’ financial position or results of operations but may impact future disclosures.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  This ASU introduces changes to current accounting for equity investments and financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments.  TDS is required to adopt ASU 2016-01 on January 1, 2018.  Certain provisions are eligible for early adoption.  The adoption of ASU 2016-01 is not expected to have a significant impact on TDS’ financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 requires lessees to record a right-of-use asset and lease liability for almost all leases.  This ASU does not substantially impact lessor accounting.  TDS is required to adopt ASU 2016-02 on January 1, 2019.  Early adoption is permitted.  Upon adoption of ASU 2016-02, TDS expects a substantial increase to assets and liabilities on its balance sheet.  TDS is evaluating the full effects that adoption of ASU 2016-02 will have on its financial position and results of operations.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 intends to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  TDS will adopt ASU 2016-09 on January 1, 2017.  The adoption of ASU 2016-09 is not expected to have a significant impact on TDS’ financial position, results of operations, or cash flows.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 provides guidance on eight targeted cash flow classification issues.  TDS is required to adopt ASU 2016-15 on January 1, 2018.  TDS is evaluating the effects that adoption of ASU 2016-15 will have on its statement of cash flows.

In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”).  ASU 2016-16 impacts the accounting for the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs between entities in different tax jurisdictions.  TDS is required to adopt ASU 2016-16 on January 1, 2018.  Early adoption is permitted.  The adoption of ASU 2016-16 is not expected to have a significant impact on TDS’ financial position or results of operations.

In October 2016, the FASB issued Accounting Standards Update 2016-17, Consolidation: Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”).  ASU 2016-17 provides guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in an entity held through related parties that are under common control.  TDS is required to adopt ASU 2016-17 on January 1, 2017.  Early adoption is permitted.  TDS is evaluating the effects that adoption of ASU 2016-17 will have on its financial position, results of operations and disclosures.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities net within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $21 million and $65 million for the three and nine months ended September 30, 2016, respectively, and $24 million and $75 million for the three and nine months ended September 30, 2015, respectively.

Note 2 Fair Value Measurements

As of September 30, 2016 and December 31, 2015, TDS did not have any financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	September 30, 2016		December 31, 2015
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$985	$985	$985	$985
Long-term debt
Retail	2	1,753	1,841	1,753	1,766
Institutional	2	533	555	533	501
Other	2	211	210	216	215

The fair value of Cash and cash equivalents approximates the book value due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 6.95% Senior Notes, 7.25% Senior Notes due 2063 and 7.25% Senior Notes due 2064.  TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter.  TDS’ “Other” debt consists of a senior term loan credit facility and other borrowings with financial institutions.  TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.00% to 6.50% and 0.00% to 7.51% at September 30, 2016 and December 31, 2015, respectively.

Note 3 Equipment Installment Plans

TDS sells devices to customers, through its owned and agent distribution channels, under equipment installment contracts over a specified time period.  For certain equipment installment plans (“EIP”), after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  TDS values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  As of September 30, 2016 and December 31, 2015, the guarantee liability related to these plans was $44 million and $93 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

TDS equipment installment plans do not provide for explicit interest charges.  For equipment installment plans with a duration of greater than twelve months, TDS imputes interest.  TDS records imputed interest as a reduction to the related accounts receivable and it is recognized over the term of the installment agreement.  Equipment installment plan receivables had a weighted average effective imputed interest rate of 10.7% and 9.7% as of September 30, 2016 and December 31, 2015, respectively.

The following table summarizes unbilled equipment installment plan receivables as of September 30, 2016 and December 31, 2015.  Such amounts are included in the Consolidated Balance Sheet as Accounts receivable – customers and agents and Other assets and deferred charges, where applicable.

	September 30, 2016	December 31, 2015
(Dollars in millions)
Short-term portion of unbilled equipment installment plan receivables, gross	$339	$279
Short-term portion of unbilled deferred interest	(33)	(21)
Short-term portion of unbilled allowance for credit losses	(22)	(14)
Short-term portion of unbilled equipment installment plan receivables, net	$284	$244

Long-term portion of unbilled equipment installment plan receivables, gross	$165	$76
Long-term portion of unbilled deferred interest	(9)	(2)
Long-term portion of unbilled allowance for credit losses	(13)	(6)
Long-term portion of unbilled equipment installment plan receivables, net	$143	$68

TDS assesses the collectability of the equipment installment plan receivables based on historical payment experience, account aging and other qualitative factors and provides an allowance for estimated losses.  The credit profiles of TDS customers on equipment installment plans are similar to those of TDS customers with traditional subsidized plans.  Customers with a higher risk credit profile are required to make a down payment for equipment purchased through an installment contract.

TDS recorded out-of-period adjustments during the three and nine months ended September 30, 2016 due to errors related to equipment installment plan transactions occurring in 2015 and 2016 (“2016 EIP adjustments”).  For the three months ended September 30, 2016, the 2016 EIP adjustments had the impact of increasing Equipment and product sales revenues by $4 million, decreasing bad debts expense, which is a component of Selling, general and administrative expense, by $2 million and increasing Income before income taxes by $6 million.  For the nine months ended September 30, 2016, the 2016 EIP adjustments had the impact of increasing Equipment and product sales revenues by $2 million, decreasing bad debts expense by $2 million and increasing Income before income taxes by $4 million. Additionally, TDS recorded out-of-period adjustments during the nine months ended September 30, 2015 due to errors related to equipment installment plan transactions (“2015 EIP adjustments”) that were attributable to 2014.  The 2015 EIP adjustments had the impact of reducing Equipment and product sales revenues and Income before income taxes by $6 million for the nine months ended September 30, 2015.  The 2015 EIP adjustments were made in the first six months of 2015.  TDS has determined that these adjustments were not material to any of the periods impacted.

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(Dollars and shares in millions, except per share amounts)
Basic earnings per share available to TDS common
shareholders:
Net income available to TDS common shareholders used in basic earnings per share	$13	$51	$49	$220
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	–	–	(1)	(2)
Net income available to TDS common shareholders
used in diluted earnings per share	$13	$51	$48	$218

Weighted average number of shares used in basic
earnings per share:
Common Shares	103	102	103	102
Series A Common Shares	7	7	7	7
Total	110	109	110	109

Effects of dilutive securities	1	1	1	1
Weighted average number of shares used in diluted
earnings per share	111	110	111	110

Basic earnings per share available to TDS common
shareholders	$0.12	$0.47	$0.44	$2.03

Diluted earnings per share available to TDS common
shareholders	$0.11	$0.46	$0.44	$1.99

Certain Common Shares issuable upon the exercise of stock options, vesting of restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share available to TDS common shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 4 million shares for both the three and nine months ended September 30, 2016, and 5 million shares for both the three and nine months ended September 30, 2015.

Note 5 Acquisitions, Divestitures and Exchanges

In February 2016, U.S. Cellular entered into an agreement with a third party to exchange certain 700 MHz licenses for certain AWS and PCS licenses and $28 million of cash.  This license exchange will be accomplished in two closings.  The first closing occurred in the second quarter of 2016, at which time U.S. Cellular received $13 million of cash and recorded a gain of $9 million.  The second closing is expected to occur in the fourth quarter of 2016 and U.S. Cellular expects to recognize a gain at that time.  As a result of this exchange, the remaining licenses with a carrying value of $8 million have been classified as “Assets held for sale” in the Consolidated Balance Sheet as of September 30, 2016.

In February 2016, U.S. Cellular entered into an additional agreement with a third party that provided for the transfer of certain AWS spectrum licenses and $2 million in cash to U.S. Cellular, in exchange for U.S. Cellular transferring certain AWS, PCS and 700 MHz licenses with a carrying value of $7 million to the third party.  This transaction closed in the third quarter of 2016, at which time U.S. Cellular recorded a gain of $7 million.

In March 2016, U.S. Cellular entered into an additional agreement with a third party to transfer FCC licenses in non-operating markets and receive FCC licenses in operating markets.  The agreement provides for the transfer of certain AWS and PCS spectrum licenses to U.S. Cellular in exchange for U.S. Cellular transferring certain PCS spectrum licenses and $1 million of cash to the third party.  This transaction is subject to regulatory approval and other customary closing conditions, and is expected to close in the fourth quarter of 2016.  Upon closing of this transaction, U.S. Cellular expects to recognize a gain.  As a result of this additional exchange agreement, licenses with a carrying value of $8 million have been classified as “Assets held for sale” in the Consolidated Balance Sheet as of September 30, 2016.

In 2015 and 2016, U.S. Cellular entered into multiple agreements to purchase spectrum licenses located in U.S. Cellular’s existing operating markets.  The aggregate purchase price for these spectrum licenses is $56 million, of which $46 million closed in the second quarter of 2016.  The remaining agreements are expected to close in the fourth quarter of 2016.

U.S. Cellular is participating in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002, which commenced in August 2016.  In the second quarter of 2016, U.S. Cellular made an upfront payment to the FCC of $143 million to establish its initial bidding eligibility.

Note 6 Intangible Assets

Changes in Licenses at TDS for the nine months ended September 30, 2016 are presented below.  There were no significant changes to Franchise rights, Goodwill or Other intangible assets during the nine months ended September 30, 2016.

Licenses

(Dollars in millions)
Balance December 31, 2015¹	$1,844
Acquisitions	46
Transferred to Assets held for sale	(16)
Exchanges - Licenses received	12
Exchanges - Licenses surrendered	(10)
Balance September 30, 2016	$1,876

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Dollars in millions)
Revenues	$1,679	$1,738	$5,008	$5,199
Operating expenses	1,254	1,267	3,662	3,840
Operating income	425	471	1,346	1,359
Other income (expense), net	(2)	(11)	(10)	(17)
Net income	$423	$460	$1,336	$1,342

Note 8 Debt

Revolving Credit Facilities

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes.  In June 2016, TDS entered into a new $400 million revolving credit agreement with certain lenders and other parties and U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  As a result of the new agreements, TDS’ and U.S. Cellular’s revolving credit agreements due to expire in December 2017 were terminated.  Amounts under both of the new revolving credit facilities may be borrowed, repaid and reborrowed from time-to-time until maturity in June 2021.  As of September 30, 2016, there were no outstanding borrowings under the revolving credit facilities, except for letters of credit.  Interest expense representing commitment fees on the unused portion of the revolving lines of credit was $1 million and $2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

The following table summarizes the terms of such revolving credit facilities as of September 30, 2016:

	TDS	U.S. Cellular
(Dollars in millions)
Maximum borrowing capacity	$400	$300
Letters of credit outstanding	$1	$16
Amount borrowed	$–	$–
Amount available for use	$399	$284
Illustrative borrowing rate: One-month London Interbank Offered
Rate ("LIBOR") plus contractual spread[1]	2.28%	2.28%
Illustrative LIBOR Rate	0.53%	0.53%
Contractual spread	1.75%	1.75%
Commitment fees on amount available for use[2]	0.30%	0.30%

Agreement date	June 2016	June 2016
Maturity date	June 2021	June 2021

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

Certain TDS and U.S. Cellular wholly-owned subsidiaries have jointly and severally unconditionally guaranteed the payment and performance of the obligations of TDS and U.S. Cellular under the revolving credit agreements pursuant to a guaranty dated June 15, 2016.  Other subsidiaries that meet certain criteria will be required to provide a similar guaranty in the future.  TDS and U.S. Cellular believe that they were in compliance with all of the financial and other covenants and requirements set forth in their revolving credit facilities as of September 30, 2016.

At September 30, 2016, TDS had recorded $6 million of unamortized debt issuance costs related to the revolving credit facilities which is included in Other assets and deferred charges in the Consolidated Balance Sheet.  Included in that amount was $4 million related to the new revolving credit facilities.

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

The following VIEs were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions:

  Advantage Spectrum L.P. (“Advantage Spectrum”) and Frequency Advantage L.P., the general partner of Advantage Spectrum;
  Aquinas Wireless L.P. (“Aquinas Wireless”); and
  King Street Wireless L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

These particular VIEs are collectively referred to as designated entities.  Historically and as of September 30, 2016, TDS consolidated these VIEs.

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

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30,	December 31,
	2016¹	2015¹
(Dollars in millions)
Assets
Cash and cash equivalents	$2	$1
Accounts receivable	38	–
Other current assets	6	–
Licenses[2]	649	649
Property, plant and equipment, net	96	8
Other assets and deferred charges	14	–
Total assets	$805	$658

Liabilities
Current liabilities	$19	$–
Deferred liabilities and credits	11	1
Total liabilities	$30	$1

[1]

The increase in amounts from December 31, 2015 are primarily due to the adoption of ASU 2015-02 as disclosed above.  ASU 2015-02 was adopted on a modified retrospective basis and, accordingly, prior year amounts have not been revised to reflect the change in guidance.

[2]

As disclosed above, payments totaling $338 million were made by Advantage Spectrum to the FCC relating to Auction 97.  These licenses were granted and issued as of September 30, 2016.  Although the licenses had not yet been granted as of December 31, 2015, the payments to the FCC were classified as Licenses at such date.

Unconsolidated VIEs

TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model outlined in ASU 2015-02.

TDS’ total investment in these unconsolidated entities was $6 million and $5 million at September 30, 2016 and December 31, 2015, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.

Other Related Matters

TDS made contributions, loans and/or advances to its VIEs totaling $100 million and $281 million during the nine months ended September 30, 2016 and September 30, 2015, respectively.  TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

During the three and nine months ended September 30, 2015, TDS recorded out-of-period adjustments attributable to the third quarter of 2013 through the second quarter of 2015 related to an agreement with King Street Wireless.  TDS determined that these adjustments were not material to the quarterly periods or the annual results for 2015.  These out-of-period adjustments had the impact  of reducing Net income by $3 million for both the three and nine months ended September 30, 2015, and Net income attributable to TDS shareholders by $4 million and $3 million, for the three and nine months ended September 30, 2015, respectively.

Note 10 Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

Nine Months Ended September 30,	2016	2015
(Dollars in millions)
Net income attributable to TDS shareholders	$49	$220
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(15)	(14)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	–	1
Purchase of ownership in subsidiaries from noncontrolling interests	–	–
Net transfers (to) from noncontrolling interests	(15)	(13)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$34	$207

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

Financial data for TDS’ reportable segments for the three and nine month periods ended, or as of September 30, 2016 and 2015, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of September 30, 2016	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$771	$174	$46	$29	$(1)	$248	$(6)	$1,013
Equipment and product sales	239	–	–	39	–	39	10	288
Total operating revenues	1,010	175	46	68	(1)	287	4	1,301
Cost of services (excluding Depreciation, amortization
and accretion reported below)	196	67	23	21	(1)	110	(1)	305
Cost of equipment and products	280	1	–	33	–	33	8	321
Selling, general and administrative	370	50	13	12	–	75	(5)	440
Depreciation, amortization and accretion	155	41	9	7	–	57	2	214
(Gain) loss on asset disposals, net	7	1	1	–	–	2	(1)	8
(Gain) loss on license sales and exchanges, net	(7)	–	–	–	–	–	–	(7)
Operating income (loss)	9	16	–	(5)	–	12	(1)	20
Equity in earnings of unconsolidated entities	38	–	–	–	–	–	–	38
Interest and dividend income	14	1	–	–	–	1	–	15
Interest expense	(28)	–	–	(1)	–	(1)	(13)	(42)
Other, net	–	–	–	–	–	–	(1)	(1)
Income (loss) before income taxes	33	17	–	(6)	–	11	(14)	30
Income tax expense (benefit)[1]	15					4	(5)	14
Net income (loss)	18					7	(9)	16
Add back:
Depreciation, amortization and accretion	155	41	9	7	–	57	2	214
(Gain) loss on asset disposals, net	7	1	1	–	–	2	(1)	8
(Gain) loss on license sales and exchanges, net	(7)	–	–	–	–	–	–	(7)
Interest expense	28	–	–	1	–	1	13	42
Income tax expense (benefit)[1]	15					4	(5)	14
Adjusted EBITDA[2]	$216	$58	$10	$3	$–	$71	$–	$287

Investments in unconsolidated entities	$420	$4	$–	$–	$–	$4	$35	$459
Total assets	$7,104	$1,259	$592	$273	$–	$2,123	$222	$9,449
Capital expenditures	$103	$27	$11	$2	$–	$40	$2	$145

Numbers may not foot due to rounding.

		TDS Telecom
Three Months Ended or as of September 30, 2015	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$896	$175	$44	$30	$(1)	$248	$(6)	$1,138
Equipment and product sales	173	–	–	51	–	52	11	236
Total operating revenues	1,069	175	44	82	(1)	299	6	1,374
Cost of services (excluding Depreciation, amortization
and accretion reported below)	199	64	20	21	(1)	103	1	303
Cost of equipment and products	287	1	–	43	–	44	6	337
Selling, general and administrative	375	50	14	12	–	77	(2)	450
Depreciation, amortization and accretion	152	41	9	7	–	57	2	211
(Gain) loss on asset disposals, net	3	2	–	–	–	2	–	5
(Gain) loss on sale of business and other exit costs, net	(1)	–	–	–	–	–	–	(1)
(Gain) loss on license sales and exchanges, net	(24)	–	–	–	–	–	–	(24)
Operating income (loss)	78	18	1	(2)	–	17	(2)	93
Equity in earnings of unconsolidated entities	40	–	–	–	–	–	–	40
Interest and dividend income	9	1	–	–	–	1	–	10
Interest expense	(21)	–	–	(1)	–	–	(14)	(35)
Other, net	–	–	–	–	–	–	–	–
Income (loss) before income taxes	106	19	1	(2)	–	17	(15)	108
Income tax expense (benefit)[1]	41					8	(3)	46
Net income (loss)	65					9	(12)	62
Add back:
Depreciation, amortization and accretion	152	41	9	7	–	57	2	211
(Gain) loss on asset disposals, net	3	2	–	–	–	2	–	5
(Gain) loss on sale of business and other exit costs, net	(1)	–	–	–	–	–	–	(1)
(Gain) loss on license sales and exchanges, net	(24)	–	–	–	–	–	–	(24)
Interest expense	21	–	–	1	–	–	14	35
Income tax expense (benefit)[1]	41	–	–	–	–	8	(3)	46
Adjusted EBITDA[2]	$257	$61	$10	$5	$–	$76	$1	$334

Investments in unconsolidated entities	$348	$4	$–	$–	$–	$4	$34	$386
Total assets	$6,911	$1,322	$572	$299	$–	$2,193	$159	$9,263
Capital expenditures	$135	$38	$13	$5	$–	$56	$3	$194

Numbers may not foot due to rounding.

		TDS Telecom
Nine Months Ended or as of September 30, 2016	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,293	$522	$136	$91	$(3)	$746	$(18)	$3,021
Equipment and product sales	655	1	–	121	–	123	27	805
Total operating revenues	2,948	523	137	212	(3)	868	10	3,826
Cost of services (excluding Depreciation, amortization
and accretion reported below)	572	192	69	61	(3)	320	(1)	891
Cost of equipment and products	799	2	–	101	–	103	19	921
Selling, general and administrative	1,089	148	37	37	–	222	(12)	1,299
Depreciation, amortization and accretion[3]	462	119	27	22	–	168	6	636
(Gain) loss on asset disposals, net	16	2	2	–	–	4	–	20
(Gain) loss on sale of business and other exit costs, net	–	–	–	–	–	–	(1)	(1)
(Gain) loss on license sales and exchanges, net	(16)	–	–	–	–	–	–	(16)
Operating income (loss)	26	61	1	(9)	–	53	(3)	76
Equity in earnings of unconsolidated entities	110	–	–	–	–	–	(1)	109
Interest and dividend income	41	2	–	–	–	2	1	44
Interest expense	(84)	1	–	(3)	–	(2)	(41)	(127)
Other, net	–	–	–	–	–	–	1	1
Income (loss) before income taxes	93	63	1	(12)	–	53	(43)	103
Income tax expense (benefit)[1]	39					20	(14)	45
Net income (loss)	54					32	(28)	58
Add back:
Depreciation, amortization and accretion[3]	462	119	27	22	–	168	6	636
(Gain) loss on asset disposals, net	16	2	2	–	–	4	–	20
(Gain) loss on sale of business and other exit costs, net	–	–	–	–	–	–	(1)	(1)
(Gain) loss on license sales and exchanges, net	(16)	–	–	–	–	–	–	(16)
Interest expense	84	(1)	–	3	–	2	41	127
Income tax expense (benefit)[1]	39					20	(14)	45
Adjusted EBITDA[2]	$639	$183	$30	$13	$–	$226	$4	$869

Investments in unconsolidated entities	$420	$4	$–	$–	$–	$4	$35	$459
Total assets	$7,104	$1,259	$592	$273	$–	$2,123	$222	$9,449
Capital expenditures	$275	$82	$41	$6	$–	$128	$9	$412

Numbers may not foot due to rounding.

		TDS Telecom
Nine Months Ended or as of September 30, 2015	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,549	$526	$132	$88	$(3)	$743	$(10)	$3,282
Equipment and product sales	461	1	–	130	–	132	27	620
Total operating revenues	3,010	527	132	218	(3)	874	18	3,902
Cost of services (excluding Depreciation, amortization
and accretion reported below)	586	189	59	63	(3)	308	3	897
Cost of equipment and products	779	2	–	109	–	111	17	907
Selling, general and administrative	1,107	145	41	36	–	222	(5)	1,324
Depreciation, amortization and accretion	450	124	26	20	–	170	8	628
(Gain) loss on asset disposals, net	12	3	(1)	–	–	3	–	15
(Gain) loss on sale of business and other exit costs, net	(114)	(3)	–	–	–	(3)	(13)	(130)
(Gain) loss on license sales and exchanges, net	(147)	–	–	–	–	–	–	(147)
Operating income (loss)	337	67	6	(10)	–	64	7	408
Equity in earnings of unconsolidated entities	110	–	–	–	–	–	–	110
Interest and dividend income	26	2	–	–	–	2	–	28
Interest expense	(61)	1	–	(2)	–	–	(42)	(103)
Other, net	(1)	–	–	–	–	–	1	–
Income (loss) before income taxes	411	70	7	(11)	–	65	(33)	443
Income tax expense (benefit)[1]	161					27	(10)	178
Net income (loss)	250					38	(23)	265
Add back:
Depreciation, amortization and accretion	450	124	26	20	–	170	8	628
(Gain) loss on asset disposals, net	12	3	(1)	–	–	3	–	15
(Gain) loss on sale of business and other exit costs, net	(114)	(3)	–	–	–	(3)	(13)	(130)
(Gain) loss on license sales and exchanges, net	(147)	–	–	–	–	–	–	(147)
Interest expense	61	(1)	–	2	–	–	42	103
Income tax expense (benefit)[1]	161	–	–	–	–	27	(10)	178
Adjusted EBITDA[2]	$673	$193	$32	$10	$–	$236	$3	$912

Investments in unconsolidated entities	$348	$4	$–	$–	$–	$4	$34	$386
Total assets	$6,911	$1,322	$572	$299	$–	$2,193	$159	$9,263
Capital expenditures	$335	$91	$37	$19	$–	$146	$6	$487

Numbers may not foot due to rounding.

[1]	Income tax expense (benefit) is not provided at the individual segment level for Wireline, Cable and HMS. TDS calculates income tax expense for “TDS Telecom Total”.

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

[3]

During the nine months ended September 30, 2016, TDS recorded an out-of-period adjustment attributable to the third quarter of 2014 through the first quarter of 2016 related to the over-depreciation of certain assets in the Wireline segment.  TDS has determined that this adjustment was not material to the prior quarterly or annual periods and also was not material to the current period or anticipated full year 2016 results.  As a result of this out-of-period adjustment, Depreciation, amortization and accretion expense decreased by $4 million for the nine months ended September 30, 2016.  This adjustment was made in the second quarter of 2016.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2016, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

Legal Proceedings

Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2015.  There have been no material changes to such information since December 31, 2015.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.  TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2016.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

			Total Number of	Maximum Dollar
		Average	Shares Purchased	Value of Shares that
	Total Number	Price	as Part of Publicity	May Yet Be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
July 1 – 31, 2016	–	$–	–	$198,691,355
August 1 – 31, 2016	–	–	–	198,691,355
September 1 – 30, 2016	–	–	–	198,691,355
Total for or as of the end of the
quarter ended September 30, 2016	–	$–	–	$198,691,355

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

Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit facilities in the third quarter of 2016 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit facilities as of September 30, 2016 or as of the filing date of this Form 10-Q.

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

Exhibit 10.4	Form of TDS Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated June 16, 2016.

Exhibit 10.5	TDS 2016 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated June 21, 2016.

Exhibit 11	Statement regarding computation of per share earnings is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2015.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2015 for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	40 - 46
		Notes to Consolidated Financial Statements	47 - 61

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 39

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4.	Controls and Procedures	62

Part II.	Other Information

	Item 1.	Legal Proceedings	62

	Item1A.	Risk Factors	39

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

	Item 5.	Other Information	63

	Item 6.	Exhibits	64

Signatures			66

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	November 4, 2016	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	November 4, 2016	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President - Finance and Chief Accounting Officer (principal financial officer and principal accounting officer)

Date:	November 4, 2016	/s/ Douglas W. Chambers
Douglas W. Chambers, Vice President and Controller