Form 10-K
period 2016-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2017-02-24
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

As of June 30, 2016, the aggregate market values of the registrant’s Common Shares and Series A Common Shares held by non-affiliates were approximately $2 billion and $3 million respectively.  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of Telephone and Data Systems, Inc. (“TDS”) is an affiliate.  The June 30, 2016 closing price of the Common Shares was $29.66 as reported by the New York Stock Exchange.  Because trading in the Series A Common Shares is infrequent, the registrant has assumed for purposes hereof that each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares are convertible on a share-for-share basis into Common Shares.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2017, is 102,936,000 Common Shares, $.01 par value, and 7,229,000 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant's 2016 Annual Report to Shareholders (“Annual Report”), filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (“Proxy Statement”) to be filed prior to April 30, 2017 for the 2017 Annual Meeting of Shareholders scheduled to be held May 25, 2017, are herein incorporated by reference into Parts II and III of this report.

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, SUITE 4000, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 603-1900

PART I

Item 1.  Business

Telephone and Data Systems, Inc. (“TDS”) is a diversified telecommunications company providing high-quality communications services to approximately 5.0 million wireless customers and 1.2 million wireline and cable connections at December 31, 2016.  TDS conducts all of its wireless operations through its majority-owned subsidiary, United States Cellular Corporation (“U.S. Cellular”).  As of December 31, 2016, TDS owned 83% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96% of the combined voting power of both classes of U.S. Cellular common stock.  TDS provides broadband, video, voice and hosted and managed services, through its wholly-owned subsidiary, TDS Telecommunications Corporation (“TDS Telecom”).  TDS was incorporated in 1968 and changed its state of incorporation from Iowa to Delaware in 1998.  TDS Common Shares trade under the ticker symbol “TDS” on the New York Stock Exchange (“NYSE”).  U.S. Cellular Common Shares trade on the NYSE under the ticker symbol “USM.”

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

The map below highlights TDS’ consolidated areas of operations:

U.S. CELLULAR OPERATIONS

General

U.S. Cellular, incorporated under the state laws of Delaware in 1983, provides wireless telecommunications services to customers with approximately 5.0 million connections in 23 states collectively representing a total population of 32 million.  U.S. Cellular operates in one reportable segment, and all of its wireless operating markets are in the United States.  U.S. Cellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans, and pricing, all provided with a local focus.

Customers, Services and Products

Customers.  U.S. Cellular provides service to postpaid and prepaid customers from a variety of demographic segments.  U.S. Cellular focuses on retail consumers, governments, and small-to-mid-size business customers in industries such as construction, retail, agriculture, professional services and real estate.  These customers are served primarily through U.S. Cellular’s retail and direct sales channels.  U.S. Cellular builds customer loyalty by offering high-quality network services, outstanding customer-focused support services, competitive pricing, and other benefits as discussed further in “Marketing, Customer Service, and Sales and Distribution Channels.”

Services.  U.S. Cellular’s postpaid customers are able to choose from a variety of national plans with voice, messaging and data usage options and pricing that are designed to fit different customer needs, usage patterns and budgets.  Helping a customer find the right pricing plan is an important element of U.S. Cellular’s brand positioning.  U.S. Cellular offers Shared Connect data plans which allow customers to share data usage among all users and devices connected to the plan.  Business rate plans are designed to meet the unique needs of the business customer.  U.S. Cellular’s national plans price all domestic calls as local calls, regardless of where they are made or received in the United States, with no long distance or roaming charges, made possible by roaming agreements with other wireless carriers.  See “System Usage” section below for further discussion related to roaming.  U.S. Cellular also offers monthly prepaid service plans, which provide customers unlimited voice and unlimited messaging with a specified amount of high-speed data and unlimited data at lower speeds once the high-speed data limit is reached to ensure customers are never without data access.

U.S. Cellular’s portfolio of smartphones, tablets and other connected devices is a key part of its strategy to deliver wireless devices which allow customers to stay productive, entertained and connected on the go; these devices are backed by U.S. Cellular’s high-speed networks, including a fourth generation (“4G”) Long-Term Evolution (“LTE”) network, which covers 99% of its postpaid connections and supports nationwide roaming.  U.S. Cellular’s 4G LTE network features smartphone messaging, data and internet services that allow customers to access the web and social network sites, e-mail, text, picture and video message, utilize turn-by-turn GPS navigation, and browse and download thousands of applications to customize their wireless devices to fit their lifestyles.

U.S. Cellular also offers advanced wireless solutions to consumers and business and government customers, including a growing suite of connected machine to machine solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms), communication (e.g., enterprise messaging, back-up router for business continuity services) and asset management (e.g., telematics, fleet management).  U.S. Cellular intends to continue to further enhance these offerings for consumer and business customers in 2017 and beyond.

Devices and Products.  U.S. Cellular offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones and routers for use by its customers.  U.S. Cellular offers wireless devices that are compatible with its 4G LTE and third generation (“3G”) networks and are compliant with the Federal Communications Commission (“FCC”) enhanced wireless 911 requirements.  In addition, U.S. Cellular also offers a wide range of accessories, including wireless basics such as cases, screen protectors, chargers, and memory cards as well as an ever growing assortment of consumer electronics such as headphones, speakers, and hands-free devices. In addition, U.S. Cellular recently introduced an assortment of home automation products (e.g., cameras, sensors, thermostats).

During 2016, U.S. Cellular offered customers the option to purchase devices under two alternatives:  (1) through equipment installment contracts over a specified time period, where no annual service contract is signed and a discount is provided on their connection charge or (2) alternative plans that are subject to a service contract.  Starting in September 2016, however, new postpaid handset sales to retail consumers are made under equipment installment plans only; business and government customers may continue to purchase equipment under either alternative.  For certain installment plans, after a specified period of time, the customer may have the right to upgrade to a new device prior to reaching the end of the installment term, thus enabling customers to access the latest smartphones and provide a better overall customer experience.

U.S. Cellular continues to offer device service programs that provide customers a simple process to replace a damaged or defective device through a retail store or via direct mail.  U.S. Cellular also offers its Device Protection+ program which includes overnight delivery of a replacement device for lost and stolen devices.  In 2016, U.S. Cellular launched Device Protection+ Advanced, which includes 100GB of data backup, TechSupport+, and AppleCare services for Apple iOS customers.

U.S. Cellular offers a full array of both iconic and value smartphones with options for both Android and iOS customers.  U.S. Cellular continues to bolster its expanding smartphone portfolio with the Samsung Galaxy S® 7 and S® 7 Edge, the iPhone® 7 and 7 Plus, the LG V20 and K8, and the Motorola G4 Play.  Along with the iconic devices, U.S. Cellular supports the larger ecosystem of Samsung and Apple devices, such as the Samsung Gear VR, the Samsung Gear S2 and the Apple Watch.  For tablets, U.S. Cellular offers the full complement of iPads, the Samsung Galaxy Tab S2, the LG G Pad F™ 8.0 LTE, and the ZTE ZPad™.  U.S. Cellular’s smartphone offerings play a significant role in attracting customers and driving data service usage and revenues. U.S. Cellular also offers additional products and services that utilize the company’s network, including feature phones, mobile hotspots, LTE wireless routers and home phones.

U.S. Cellular purchases wireless devices and accessory products from a number of original equipment manufacturers, including Samsung, Apple, Motorola, LG, Kyocera, ZTE, and Tessco.  U.S. Cellular also has relationships with its suppliers to ensure best possible pricing and identifies opportunities for promotional support.  Additionally, in 2016 U.S. Cellular completed multiple auctions to optimize pricing from accessories suppliers and was able to realize lower costs as a result.  U.S. Cellular does not own significant product warehousing and distribution infrastructure; rather, it contracts with third party providers for the majority of its product warehousing, distribution and direct customer fulfillment activities.  U.S. Cellular also contracts with third party providers for services related to its device service programs.

U.S. Cellular continuously monitors the financial condition of its wireless device and accessory suppliers.  Since U.S. Cellular has a diversified portfolio of products from more than one supplier, U.S. Cellular does not expect the financial condition of any single supplier to affect its ability to offer a competitive portfolio of wireless devices and accessories for sale to customers.

Marketing, Customer Service, and Sales and Distribution Channels

Marketing and Advertising.  U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by maintaining a high-quality wireless network, providing outstanding customer service, and offering a comprehensive portfolio of products and services built around customer needs at fair prices with a local focus.

U.S. Cellular believes that creating positive relationships with its customers enhances their wireless experience and builds customer loyalty.  U.S. Cellular currently offers several customer-centric programs and services to customers.  The Overage Protection service provides customers peace of mind by sending them text message alerts when they come close to reaching their allowable monthly plan minutes, text messages or data usage in order to avoid overage charges.  U.S. Cellular also offers a service to customers on Shared Connect data plans to allow them to limit data usage on specific lines – or for the entire account – thereby providing controls to manage account overages.  This service, Data Usage Controls, allows customers an easy way to divide their data bucket by line.

U.S. Cellular’s advertising is directed at increasing the public awareness of the U.S. Cellular brand and understanding of the wireless services it offers, to attract potential customers, retain existing customers and increase their usage of U.S. Cellular’s services. U.S. Cellular supplements its advertising with a focused public relations program that drives store traffic, supports sales of products and services, and builds brand awareness and preference.  The approach combines national and local media relations in mainstream and social media channels with market-wide activities, events, and sponsorships.

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

Company retail store locations are designed to market wireless products and services to the consumer and small business segments in a setting familiar to these types of customers.  As of December 31, 2016, retail sales associates work in 267 U.S. Cellular-operated retail stores and kiosks.  Direct sales consultants market wireless services to mid-size business and government customers.  Additionally, the U.S. Cellular website enables customers to activate service and purchase wireless devices online.

U.S. Cellular maintains an ongoing training program to improve the effectiveness of retail sales associates and direct sales consultants by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet the individual needs of the customer.

U.S. Cellular has relationships with exclusive and non-exclusive agents (collectively “agents”).  Those agents are independent businesses that obtain customers for U.S. Cellular on a commission basis.  At December 31, 2016, U.S. Cellular had contracts with these businesses aggregating 523 locations.  U.S. Cellular provides additional support and training to its agents to increase customer satisfaction and to ensure a consistent customer experience.  U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service packages and other related products.  No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular products and services are also offered through third-party national and on-line retailers.  Wal-Mart, Sam’s Club, and Dollar General offer U.S. Cellular products and services at select retail locations in U.S. Cellular’s service areas.  Further, Amazon offers U.S. Cellular’s postpaid and prepaid services on-line.  U.S. Cellular continues to explore new relationships with additional third-party retailers as part of its strategy to expand distribution.

Seasonality.  Seasonality in operating expenses may cause operating income to vary from quarter to quarter.  U.S. Cellular’s operating expenses tend to be higher in the fourth quarter due to increased marketing and promotional activities during the holiday season.

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

Since each of these wireless competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of products and services, price, size of area covered, network quality, network speed and responsiveness of customer service.  U.S. Cellular employs a customer satisfaction strategy that includes maintaining an outstanding wireless network throughout its markets.  U.S. Cellular owns and operates low-band spectrum (less than 1 GHz) that covers the majority of its footprint and enables more efficient coverage in rural areas (compared to spectrum above 1 GHz), which strengthens its network quality positioning.  As discussed below, the FCC is currently completing the auction process for a new tranche of low-band spectrum, the 600 MHz band.  To the extent existing competitors or new entrants acquire such spectrum in U.S. Cellular markets, U.S. Cellular could face increased competition over time from competitors that hold such more-efficient low-band spectrum.

The use of national advertising and promotional programs by the top four wireless service providers is a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators do not provide direct service in a particular market.  Over the past year, competition among top carriers has continued to be aggressive, with the top four carriers engaging in rich promotional initiatives including contract buyouts and limited-time and permanent price reductions.  In addition, in the current wireless environment, U.S. Cellular’s ability to compete depends on its ability to continue to offer national voice and data plans.  U.S. Cellular provides wireless services comparable to the national competitors, but the national wireless companies operate in a wider geographic area and are able to provide such services over a wider area on their own networks than U.S. Cellular can offer on its network.  Although U.S. Cellular offers similar coverage area as these competitors, U.S. Cellular incurs roaming charges for data sessions and calls made in portions of the coverage area which are not part of its network, thereby increasing its cost of operations.  U.S. Cellular depends on roaming agreements with other wireless carriers to provide voice and data roaming capabilities in areas not covered by U.S. Cellular’s network.  Similarly, U.S. Cellular provides roaming services on its network to other wireless carriers’ customers who travel within U.S. Cellular’s coverage areas and receives revenue from other carriers for the provision of these services.

Convergence of connectivity is taking place on many levels, including wireless devices that can act as wireless or wireline replacement devices and the incorporation of wireless “hot spot” technology in wireless devices making internet access seamless regardless of location.  Although less directly a substitute for other wireless services, wireless data services such as Wi-Fi may be adequate for those who do not need mobile wide-area roaming or full two-way voice services.  Technological advances or regulatory changes in the future, such as the rollout and consumer adoption of Wi-Fi calling and Voice over Long-Term Evolution (“VoLTE”) capabilities, may make available other alternatives to current wireless service, thereby creating additional sources of competition that shift consumers’ perceptions and preferences of network strength, speed and reliability.  If the trend toward convergence continues, U.S. Cellular is at a competitive disadvantage to larger competitors, including the national wireless carriers, traditional cable companies, mobile virtual network operators (“MVNO”) and other potential large new entrants with much greater financial and other resources in adapting to such convergence.

U.S. Cellular’s approach in 2017 and in future years will be to focus on the unique needs and attitudes of its customers towards wireless service.  U.S. Cellular will deliver high-quality products and services at competitive prices and intends to continue to differentiate itself by seeking to provide an overall outstanding customer experience, founded on a high-quality network.  U.S. Cellular’s ability to compete successfully in the future will depend upon its ability to anticipate and respond to changes related to new service offerings, consumer preferences, competitors’ pricing strategies and new product offerings, technology, demographic trends, economic conditions and its access to adequate spectrum resources.

System Usage

U.S. Cellular’s main sources of revenues are from its own customers and from customers of other wireless operators who roam on its network.  An inter-carrier roaming agreement is negotiated between the wireless operators to enable customers who are in a wireless service area other than the customer’s home service area to place or receive a call, SMS or use data in that service area.  U.S. Cellular has entered into reciprocal roaming agreements with operators of other wireless systems covering virtually all systems with Code Division Multiple Access (“CDMA”) technology in the United States, Canada and Mexico.  In addition, U.S. Cellular has entered into 4G LTE roaming agreements with national wireless companies and, as a result, a majority of U.S. Cellular customers currently have access to nationwide 4G LTE service.

When roaming on another wireless carrier’s network, customers will automatically pre-register on the serving carrier’s network allowing customers to make or receive calls, SMS or use data.  The charge for this service is negotiated as part of the roaming agreement between U.S. Cellular and the roaming customer’s carrier.  U.S. Cellular bills this charge to the customer’s home carrier, which then may bill the customer.  In many instances, based on competitive factors, carriers, including U.S. Cellular, may or may not charge their customers for roaming.  Since 2010, U.S. Cellular has offered nationwide 3G data roaming services, allowing its customers to access high-speed data across the country.

Access Technology and System Design

Technology.  Wireless telecommunication systems transmit voice, data, graphics and video through the transmission of signals over networks of radio towers using radio spectrum licensed by the FCC.  Access to local, regional, national and worldwide telecommunications networks is provided through system interconnections.  A high-quality network, supported by continued investments in that network, will remain an important factor for U.S. Cellular to remain competitive.

4G LTE technology enables more network capacity for more data per user as well as faster access to data.  U.S. Cellular continues to devote efforts to enhance its network capabilities with the deployment of VoLTE technology and plans a multi-year roll out with one market in early 2017.  VoLTE will allow U.S. Cellular’s customers and customers of other wireless carriers that have roaming agreements with U.S. Cellular to utilize U.S. Cellular’s LTE network for voice and data services.  U.S. Cellular continues to offer services based on 3G technology and CDMA digital technology across its networks.

Through roaming agreements with other U.S. based wireless carriers, U.S. Cellular’s customers may access CDMA and 4G LTE services in virtually all areas of the United States, as well as CDMA in parts of Canada and Mexico.  Another digital technology, Global System for Mobile Communication (“GSM”), has a larger installed base of customers worldwide.  U.S. Cellular customers now have the ability to roam on GSM carriers with voice, data and SMS in Canada, Mexico and internationally.  Both CDMA and GSM technologies are being succeeded by 4G LTE technology.

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

Business Development Strategy

U.S. Cellular groups its individual markets (geographic service areas as defined by the FCC in which wireless carriers are licensed, for fixed terms, to provide service) into broader geographic market areas to offer customers large service areas that primarily utilize U.S. Cellular’s network.  U.S. Cellular’s ownership interests in wireless licenses include both consolidated and investment interests in operating and non-operating licenses covering portions of 32 states and a total population of 50 million at December 31, 2016.

U.S. Cellular’s business development strategy is to obtain interests in and access to wireless licenses in its current operating markets and in areas that are adjacent to or in close proximity to its other wireless licenses, thereby building contiguous operating market areas.  U.S. Cellular believes that the acquisition of additional licenses within its current operating markets will enhance its network capacity and speed to meet its customers’ growing demand for data services.  U.S. Cellular may continue to make opportunistic acquisitions or exchanges that further strengthen its current operating markets.  From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests that were considered less essential to its current and expected future operations.  As part of its business development strategy, U.S. Cellular may periodically be engaged in negotiations relating to the acquisition, exchange or disposition of companies, strategic properties or wireless spectrum.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for a description of significant acquisitions, divestitures and exchanges in the years 2014 through 2016.

Occasionally, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  Historically, U.S. Cellular has participated in certain prior FCC auctions indirectly through its limited partnership interests.  Each entity that qualified as a “designated entity” was eligible for bidding credits with respect to most licenses purchased in accordance with the rules defined by the FCC for each auction.  In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.  In January 2015, the FCC released the results of Auction 97.  U.S. Cellular participated in Auction 97 indirectly through its limited partnership interest in Advantage Spectrum L.P.  Advantage Spectrum L.P. applied as a “designated entity” and received bid credits resulting in a 25% discount with respect to spectrum purchased in Auction 97.  See Note 14 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.  U.S. Cellular may participate as a bidder, or member of a bidding group, in future auctions.

In July 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600MHz spectrum licenses, referred to as Auction 1002.  Due to changes in FCC rules, U.S. Cellular did not apply to participate in Auction 1002 by investing in a “designated entity” limited partnership which would have qualified for a discount of 25% on any licenses won in the auction.  Instead, U.S. Cellular applied to participate in the auction directly and will not qualify for any discount on licenses that may be won in the auction.  See Exhibit 13 to this Form 10-K, under “Regulatory Matters – FCC Auction 1002” for a summary of U.S. Cellular’s participation in Auction 1002.

TDS TELECOM OPERATIONS

General

TDS Telecom operates in 34 states and through its Wireline and Cable operations provides broadband, video and voice services to approximately 1.2 million connections.  The overall strategy for the Wireline and Cable businesses is to offer the best broadband connection in the market in order to capitalize on data growth and customers’ needs for higher broadband speeds and leverage that growth by bundling services with video and voice.

In addition, TDS Telecom provides a wide range of Information Technology (“IT”) services including colocation, cloud and hosting solutions, managed services, application management, and sales of IT hardware and related maintenance and professional services through its HMS business.

Business Development Strategy

TDS Telecom seeks to grow its operations through the acquisition of businesses that support and complement its existing products and services.  TDS Telecom may also seek to divest or exchange interests that are not strategic to its long-term success.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for a description of significant acquisitions, divestitures and exchanges since the beginning of 2014. There can be no assurance that TDS or TDS Telecom will be able to negotiate additional acquisitions on terms acceptable to them or that regulatory approvals, where required, will be received, or that TDS will have the financial resources to continue to make acquisitions.

Core Network

TDS Telecom has developed and deployed an inter-regional data routing infrastructure using owned and leased fiber capacity which allows it to leverage its multi-gigabit core network across all three of its segments.  This configuration, along with the continued development of an Internet Protocol (IP) network that interconnects substantially all the existing service territories, allows for next generation IP service offerings: IP-based video, commercially hosted IP-voice (managedIP), residential Voice over IP (“VoIP”), least-cost routing, and comprehensive IP policy management.

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

Wireline

Operations

Wireline operations are located in a mix of rural, small town and suburban markets, with the largest concentrations of customers in the Upper Midwest and the Southeast.  As of December 31, 2016, TDS Telecom operates incumbent local exchange carriers (“ILEC”) in  25 states and provides telecommunications services as a competitive local exchange carrier (“CLEC”) in Illinois, Michigan, Minnesota, New Hampshire, and Wisconsin. Wireline operations provide retail telecommunications services to both residential and commercial customers.  Wireline also provides services to wholesale customers, which are primarily interexchange carriers (companies that provide long-distance telephone and data services between local exchange areas) and wireless carriers that compensate TDS Telecom for the use of its facilities to originate and terminate their voice and data transmissions.

Customers, Services and Products

Wireline operations generate revenues by providing the following services and products to residential and commercial customers and carriers:

  Broadband: Fiber technology is being deployed to select markets to provide Internet speeds of up to 1 Gigabit per second (“Gbps”).  In certain non-fiber markets, TDS Telecom has deployed copper bonding technology to increase data speeds reaching up to 50 Megabits per second (“Mbps”).  Premium security and support services are available to enhance the customers’ high-speed Internet experience.
  Video: TDS TV is a comprehensive all-digital TV service available in select TDS markets that provides customers with connected-home DVRs, video-on-demand (“VOD”) and TV Everywhere (“TVE”).  Where TDS TV is not available, TDS Telecom partners with DISH® to offer digital satellite television.
  Voice: Call plans include local and long-distance telephone service, VoIP and enhanced services like find me follow me, collaboration, instant messaging and more.  Many features are bundled with calling plans to give customers the best value.
  Network access services are provided to interexchange and wireless carriers for the origination and termination of interstate and intrastate long-distance phone calls on TDS Telecom’s network and special access services are provided to carriers and others.

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

Residential.  Wireline residential customer operations provide high-speed data services, video services and voice service.  In selected residential markets, Wireline’s marketing and promotional strategies focus on its Internet Protocol Television (“IPTV”) service offering under the brand TDS TV.  This interactive video offering is intended to counter intensifying competition for video and broadband services.  In markets where IPTV is not offered, TDS Telecom has partnered with a satellite TV provider to allow for triple or double play bundling.  Approximately 81% of ILEC customers have at least two services.

Commercial.  Wireline commercial customer operations provide broadband, IP-based services, and hosted voice and collaboration services to small to medium sized businesses.  Wireline operations provide commercial customers with secure and reliable Internet access, data connections and advanced voice service with VoIP features.  The Wireline flagship product is managedIP, a fully-hosted software and hardware solution that provides customers with a secure Internet connection and innovative collaboration features and capabilities.  TDS managedIP is available in markets covering 85% of all commercial customers at December 31, 2016.  TDS managedIP is also available to customers which have locations outside the traditional Wireline footprint by offering the service over the customer’s data network.

Wholesale.  Wireline operations continue to provide a high level of service to traditional interexchange and wireless carriers.  Wireline’s wholesale market focus is on access revenues, which is the compensation received from the interexchange carriers for carrying voice and data traffic on TDS Telecom’s networks.  Federal and state Universal Service Fund (“USF”) revenues, which support the cost of providing telecommunication services in high cost areas, are also included in wholesale service revenues.  In 2016, TDS Telecom recognized $175 million in wholesale revenues which included $67 million received under all federal regulatory support programs.  Recent and proposed regulatory changes may affect the amounts of future Wireline wholesale revenues.  See additional information in Risk Factors and information incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section “Regulatory Matters”.

Access Technology and System Design

Wireline operates an integrated, highly-reliable network that consists of central office host and remote sites, primarily equipped with digital and IP switches.  Fiber optic and copper cable connect the host central offices with remote switches and ultimately with end customers.  Wireline continues to upgrade and expand its telecommunications network to respond to the needs of its customers for greater bandwidth and advanced technologies.  Broadband service is provided to 95% of its ILEC service addresses.  The network is transitioning from its legacy circuit-switched network to a highly reliable IP-based broadband network to facilitate the integration of broadband, video and voice services.

Wireline has pursued a plan to deploy fiber-to-the-home technology, which enables significantly greater broadband speeds to selected residential subdivisions and to commercial customers, when the investment is economically justified.  Fiber technology is being deployed to provide internet speeds of up to 1 Gbps.  In addition, in non-fiber markets, data speeds are being increased through the use of copper bonding technology.  Approximately 42% of Wireline service addresses are capable of 25 Mbps or greater broadband speeds at the end of 2016.

Competition

The competitive environment in the telecommunications industry has changed significantly as a result of technological advances, customer expectations, and changes to regulation.  Wireline continues to seek to develop and maintain an efficient cost structure to ensure that it can compete with price-based initiatives from competitors.  Wireline faces significant challenges, including competition from cable, low-cost voice providers, wireless and other wireline providers as well as decreases in intercarrier compensation received for the use of TDS Telecom’s networks.

Wireline has experienced customer connection and access minute declines due to competition from wireless carriers offering local and nationwide voice and data plans, from cable providers offering voice and data services via cable modems, from limited fiber overbuilders, and from other low cost voice providers.

Cable companies have developed technological improvements that have allowed them to extend their competitive operations beyond major markets and have enabled them to provide a broader range of data and voice services over their cable networks.  Cable companies have aggressively pursued the bundling of data, video and voice products at discounted prices to attract customers from traditional telephone companies.  In addition, cable companies continue to add value to their Internet offerings by increasing speeds at little to no additional cost to the customer.  Wireline estimates that 72% of its ILEC service addresses face active competition from cable providers at December 31, 2016.  Cable companies are increasingly targeting commercial customers.

Wireless telephone service providers offering feature-rich wireless devices and improved network quality constitute a significant source of voice and broadband competition.  A growing segment of customers have chosen to completely forego the use of traditional wireline telephone service and instead rely solely on wireless service for voice communications services.  This trend is more pronounced among residential customers, which comprise approximately 64% of Wireline connections as of December 31, 2016.  Some small businesses have followed the residential path by choosing wireless service and disconnecting wireline voice service.

While TDS Telecom positions itself as a high-quality telecommunications provider, it is also experiencing competition from Regional Bell Operating Companies (“RBOCs”) in areas where TDS Telecom competes as a CLEC.  The RBOCs are continuing to implement technological changes that could impede TDS Telecom’s access to facilities used to provide CLEC telecommunications services.  To mitigate this risk TDS Telecom has implemented and is working on other forms of last mile access alternatives to deliver services.

Cable

Operations

TDS Telecom’s Cable business was developed through recent multiple strategic acquisitions which operate primarily in Colorado, New Mexico, Oregon, Texas, and Utah.  TDS Telecom’s cable business, a natural extension of the Wireline business, operates under two brand names: TDS and BendBroadband.

Through its Cable operations, TDS Telecom seeks to be the leading provider of broadband services in its targeted markets by leveraging its core competencies in network management and customer focus.  The Cable strategy is to expand its broadband services and leverage that growth by bundling with video and voice services.  Through investment in plant upgrades, and improvements in programming and customer service levels, TDS Telecom intends to strengthen its markets and continue to grow its revenue base.

Customers, Services and Products

Residential.  Cable offers advanced broadband, video and voice services.  These services are actively bundled at competitive prices to encourage cross-selling within Cable’s customer base and to attract new customers.  Approximately 57% of residential customers subscribe to a bundle of services.

  Broadband:  DOCSIS 3.0 technology is deployed to 95% of service addresses which allows Cable to offer enhanced transmission speeds.  TDS Telecom is offering 300 Mbps service in its largest markets.  Access to 24/7 technical support and security features is also provided to broadband customers.
  Video: Customers have access to basic service, premium programming and high-definition television combined with DVR service.  TDS Telecom introduced “CatchTV,” a branded whole-home DVR solution.
  Voice:  Telephony service uses IP to transport digitized voice signals over the same private network that brings cable television and broadband services to customers.  All residential voice service customers have access to direct international calling and can subscribe to various long distance plans.

Commercial.  Business services are delivered over a robust network to provide broadband products, multi-line phone solutions and video.  Cable provides advanced business services, including data networking, Ethernet, hosting, broadband access and VoIP services, to small and medium sized businesses.  TDS Telecom is currently extending its managedIP product line to its Cable operations.

Access Technology and System Design

Cable’s telecommunication systems are designed to transmit broadband, video and voice services using a hybrid fiber-coaxial network that consists of optical fiber transport from a headend facility to nodes where coaxial cable is then used to reach residential and business customers.  In certain markets, Cable has an all-fiber network to the home or business.  These fiber-rich networks offer substantial bandwidth capacity and, through the use of DOCSIS 3.0 technology, enable Cable to offer robust broadband and voice services as well as traditional and two-way video services.  All Cable markets are connected to TDS Telecom’s core network.  This allows Cable to leverage existing internet connectivity, voice services, and support systems, which enhances reliability and redundancy and builds greater dependability as a service provider.

In 2016, TDS Telecom completed a project called analog reclamation.  This initiative transitioned TDS Telecom’s analog cable markets to an all-digital video service, which provides an improved customer experience and allows reclaimed spectrum to be used to provide higher broadband speeds.

Competition

Cable seeks to be the leading provider of broadband and video services in its targeted markets.  From a broadband perspective, Cable will compete against the incumbent local telephone providers, which primarily offer DSL-based services.  Cable offers a superior, higher bandwidth data product using its DOCSIS technology.  Video competition is primarily satellite providers, and on a limited basis, telephone companies that offer video services and compete for broadband and voice customers.  Other telecommunications providers, including Internet-based VoIP providers and wireless providers may compete directly for both residential and commercial voice and broadband service customers.  Changes in consumer behavior or new technologies or both could cause consumers to reduce or cancel their cable video services and instead seek to obtain video on demand over the internet or through new technologies.  The strategy of the Cable segment is focused on broadband to capitalize on the data needs of consumers.  Since cable systems are operated under non-exclusive franchises, competing cable systems may be built in the same area.  Cable intends to avoid markets served by such over-builders or municipalities which have constructed their own cable systems or where other ILECs provide fiber to the premise broadband and video service offerings.

Hosted and Managed Services

Operations

TDS Telecom’s HMS business offers a wide range of IT services including colocation, cloud and hosting solutions, managed services, application management, and sales of IT hardware and related maintenance and professional services.  HMS operates a total of eight data centers.  It owns two data centers in Iowa, one each in Minnesota, Wisconsin, Colorado and Oregon and it leases two data centers in Arizona.  TDS Telecom’s HMS business was developed through multiple strategic acquisitions.  The HMS business operates under a single, unified brand, OneNeck IT Solutions.  HMS leverages the trusted advisor relationships built over time to offer the entire HMS product portfolio to its customers.

The goal of HMS operations is to create, deliver and support a platform of IT products and services tailored for mid-market business customers.  These businesses typically have not outsourced their IT management and represent a market seeking a highly trusted provider relationship.  HMS intends to grow its relationship with its customers by combining its status as a trusted IT advisor with data center assets and an expansive product set.  Furthermore, cloud computing presents an opportunity for growth as it changes the way businesses buy computing power and IT services.  HMS has a sophisticated sales team, strong customer service delivery, extensive engineering talent, and deep ties to vendors.  HMS seeks to partner with customers to reduce their IT risk profiles and create cost savings.

A highly sophisticated sales force is critical to success in the hosted and managed services marketplace.  With the complexity of the sales process and the high level interactions necessary to win customer orders, highly experienced account executives, sales engineers and support staff are needed to gain the trust of customers looking to outsource IT functions.  HMS continues to enhance its sales capabilities in order to deliver products and services customers demand in all of its markets.

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

HMS operates fault tolerant, continuously maintained data center facilities.  Value is provided to its customers through experienced teams that manage mission critical data centers, cloud, and customer infrastructure 24 hours per day 365 days per year.  Controls are in place at HMS’ facilities to provide assurances to customers that their data is secure and available, and that processing integrity, confidentiality and privacy requirements are met. Data centers are the foundation for outsourced IT services, which include colocation, cloud and hosting, managed services, and application management.

HMS’ portfolio of hosted and managed services covers servers, voice and data networks, Microsoft Exchange environments, storage, and service desk capabilities on equipment located both within HMS data centers and at customer locations.  HMS also has significant expertise in application management including enterprise resource planning systems.  These systems can be hosted in HMS data centers, on customer premises or on cloud computing infrastructure.

HMS continues to enhance its suite of hybrid-IT solutions including managed services on public clouds, hosted private clouds (branded ReliaCloud) and customer-owned private clouds.  HMS’ ReliaCloud is an Infrastructure as a Service solution designed to run traditional business applications in a secure and compliant operational framework within a cloud environment.  ReliaCloud is a complete, enterprise-class cloud solution that handles scalability and high performance data management for use in public, private, and hybrid cloud configurations.  The compliant-capable cloud solution is designed for resource intense applications and databases that require a secure operational framework.

HMS’ solutions provider services include planning, engineering, procurement, sales, installation, and management of IT-infrastructure solutions from world-class Original Equipment Manufacturers.  The breadth and depth of technical certifications held by team members have allowed HMS to achieve the highest levels of partner status with Cisco Systems, Hewlett-Packard Company, Dell EMC, VMware and Microsoft.

Competition

The IT services market is large and complex, with a diverse array of segments in which performance and market dynamics vary considerably.  As a result of these dynamics, the IT services market is a highly competitive environment.  Market competitors include large technology and other companies that primarily target Fortune 500 sized companies as well as smaller independent companies that provide services for mid-sized business customers.  HMS’ strategy is to position itself not to compete head-to-head with these providers, but rather to fill the gap between large business process outsourcers and fragmented IT service providers.  However, new entrants may emerge and grow rapidly creating additional sources of competition.

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

Wireless licenses segmented by geographic areas are granted by the FCC.  The completion of acquisitions, involving the transfer of control of all or a portion of a wireless system, requires prior FCC approval.  The FCC determines on a case-by-case basis whether an acquisition of wireless licenses is in the public interest.  Wireless licenses are granted generally for a ten year term or, in some cases, for a fifteen year term.  The FCC establishes the standards for conducting comparative renewal proceedings between a wireless license holder seeking renewal of its license and challengers filing competing applications.  All of U.S. Cellular’s licenses for which it applied for renewal since 1995 have been renewed.  U.S. Cellular expects to continue to meet the criteria of the FCC’s license renewal process.

As part of its data services, U.S. Cellular provides internet access.  Such internet access services may be subject to different regulatory requirements than other wireless services.

Reference is made to Exhibit 13 to this Form 10-K under “Regulatory Matters” for information regarding any significant recent developments and proposals relating to the foregoing regulatory matters.

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

Wireline

The FCC generally exercises jurisdiction over all facilities of, and services offered by, TDS Telecom’s ILECs as telecommunications common carriers, to the extent they provide, originate or terminate interstate or international telecommunications.  As described more fully in Exhibit 13 to this Form 10-K under “Regulatory Matters – FCC Connect America Fund (CAF),” there are developments that will result in changes to the FCC’s universal service fund program.

State public utility commissions generally exercise jurisdiction over intrastate telecommunications facilities and services.

The Communications Act requires, among other things, that telecommunications common carriers offer interstate services when requested at just and reasonable rates at terms and conditions that are non-discriminatory.  Maximum rates for regulated interstate services are prescribed by the FCC.  In many states, local rates paid by end user customers and intrastate access charges paid by carriers continue to be subject to state commission approval.

TDS Telecom’s CLEC operations are subject to similar but reduced regulation compared to ILECs.

In addition to traditional circuit-switched voice service that is fully regulated as a telecommunications common carrier service, TDS Telecom also provides interconnected VoIP, which is currently subject to less regulation.

TDS Telecom also offers broadband services, including internet access.  As described more fully in Exhibit 13 to this Form 10-K under “Regulatory Matters,” there are developments and proposals that may result in changes in regulation of such services.

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

TDS’ Cable operations also provide interconnected VoIP and broadband services, including internet access.  The interconnected VoIP and internet regulatory matters and issues described above under “Wireline” are substantially similar for cable providers, including proposals that may result in changes in regulation of broadband internet services as described more fully in Exhibit 13 to this Form 10-K under “Regulatory Matters.”

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

Employees

TDS had approximately 10,300 full-time and part-time employees as of December 31, 2016, less than 1% of whom were represented by labor organizations.  TDS considers its relationship with its employees to be good.

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

Item 1A.  Risk Factors

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this Form 10-K.  Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations; however, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K to understand the material risks relating to TDS’ business.

Risk Factors

  Intense competition in the markets in which TDS operates could adversely affect TDS’ revenues or increase its costs to compete.

Competition in the wireless industry is intense and is expected to intensify in the future due to multiple wireless industry factors such as increasing market penetration, decreasing customer churn rates, introduction of new products, new competitors and changing prices.  There is competition in pricing; handsets and other devices; network quality, coverage, speed and technologies; distribution; new entrants; and other categories.  In particular, wireless competition includes aggressive promotional pricing to induce customers to switch carriers, which could result in switching activity and churn; data network speed is a competitive differentiator; and there has been a resurgence of new entrants to wireless markets including prepaid brands that have been purchased by national carriers.  TDS’ ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  TDS anticipates that competition will continue to cause the prices for products and services to decline and the costs to compete to increase.  Most of TDS’ competitors are national or global telecommunications companies that are larger than TDS, possess greater financial and other resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that TDS does not offer.  Further, other companies that currently are less competitive may also add more efficient low-band spectrum to become more competitive in TDS’ primary markets.  In particular, to the extent that existing competitors or new entrants acquire low-band (600 MHz) spectrum in FCC Auction 1002 in TDS markets, TDS could face increased competition over time from competitors which hold more efficient low-band spectrum.  In addition, TDS may face competition from technologies that may be introduced in the future.  New technologies, services and products that are more commercially effective than the technologies, services and products offered by TDS may be developed.  Further, new technologies may be proprietary such that TDS is not able to adopt such technologies.  There can be no assurance that TDS will be able to compete successfully in this environment.

Sources of competition to TDS’ wireless business typically include two to four competing wireless telecommunications service providers in each market, wireline telecommunications service providers, cable companies, resellers (including MVNO), and providers of other alternate telecommunications services.  Many of TDS’ wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than TDS.

Sources of competition to TDS’ Wireline ILEC business include, but are not limited to, resellers of local exchange services, interexchange carriers, RBOCs, direct broadcast satellite providers, wireless communications providers, cable companies, access providers, CLECs, fiber overbuilders, VoIP providers and providers using other emerging technologies.  The Wireline CLEC business sources of competition include the sources identified above as well as the ILEC in each market, which enjoys competitive advantages, including its wireline connection to virtually all of the customers and potential customers of Wireline’s CLEC business, its established brand name, its lower overhead costs, and its substantial financial resources.  Wireline’s CLEC business is typically required to discount services to win potential customers.  Further, this business may be negatively impacted if it cannot provide levels of bandwidth prospective customers demand due in large part to lack of availability of IP-based wholesale services at competitive prices.  In the future, TDS expects the number of its physical access lines served to continue to be adversely affected by wireless voice and broadband substitution and by cable company competition.

Some of the specific risks presented by certain Wireline competitors include:

  Cable companies – continued deployment of broadband technologies such as DOCSIS 3.0 and their further evolution that substantially increase broadband speeds, and offering these speeds to customers at relatively low prices, including speed upgrades for no additional charge, and competition for video services.
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

TDS’ Cable business also provides broadband, video and voice services.  Cable’s business faces sources of competition similar to the Wireline business, but with some differences.  In particular, Cable does not typically compete against another cable company for broadband services, but competes against ILECs that primarily offer DSL-based services and may also offer fiber-based and other premium and enhanced data services.  Cable provides VoIP services rather than traditional wireline voice connections and faces competition from other VoIP providers, but also faces competition from ILECs providing traditional wireline voice connections.  With respect to video, Cable also competes against broadcast television, direct broadcast satellite providers, on-line video services, and wireline providers which have begun to upgrade their networks to provide video services in addition to voice and high-speed internet access services.

Sources of competition for HMS’ business primarily include large technology and other companies, as well as smaller independent companies that focus on mid-market companies.  In addition, new entrants may emerge and grow rapidly creating additional sources of competition or companies may begin insourcing IT services.  The IT services market is large and complex, with a diverse array of segments in which performance and market dynamics vary considerably.  As a result of these dynamics the IT services market is a highly competitive environment.  Therefore, the HMS business is increasingly required to assume greater potential contractual risk obligations, such as risks relating to the consequences of data breaches or unauthorized disclosure of confidential customer information, in order to win new customer engagements.  In the event of such incidents, the HMS business could be materially adversely affected.

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

The successful execution of business strategies, the optimal allocation within TDS’ portfolio of assets and optimal capital allocation decisions depend on various internal and external factors, many of which are not in TDS’ control.  TDS’ ability to achieve projected financial results by implementing and executing its business strategies and optimally allocating its assets and capital could be affected by such factors.  Such factors include but are not limited to pricing practices by competitors, relative scale, purchasing power, roaming and other strategic agreements, wireless device availability, timing of introduction of wireless devices, access to spectrum, emerging technologies, programming and retransmission costs, mid-market demand for cloud and hosted services and other factors.  In addition, there is no assurance that U.S. Cellular’s or TDS Telecom’s strategies will be successful.  Even if TDS executes its business strategies as intended, such strategies may not be successful in the long term at achieving growth in customers, revenues, net income, or generating portfolio returns greater than TDS’ cost of capital.  In addition, if at some point a change in asset allocation is desired, the company may be unable to alter asset allocation to meet growth and return goals in a timely and efficient manner.  In such case, there would be an adverse effect on TDS’ business, financial condition and results of operations.  TDS’ current forecast indicates that TDS will not achieve a return on capital that exceeds its cost of capital in the foreseeable future.  See Item 1. Business for additional information on TDS’ business strategy.

U.S. Cellular is a regional wireless carrier, but competes primarily against much larger national wireless carriers with much greater resources.  Its business strategy in attempting to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans and pricing, all provided with a local focus has not resulted in, and in the future may not result in, performance that achieves returns in line with or above its cost of capital.  U.S. Cellular’s current forecast indicates that U.S. Cellular will not achieve a return on capital that exceeds its cost of capital in the foreseeable future.  U.S. Cellular also might be unable to adopt technologies, products and services as fast as its larger competitors.  As a result, consumers who are eager to adopt new technologies, products and services more quickly may select U.S. Cellular’s competitors rather than U.S. Cellular as their service provider.  To the extent that U.S. Cellular does not attract or retain these types of customers, U.S. Cellular could be at a competitive disadvantage and have a customer base that generates lower profit margins relative to its competition.

TDS Telecom operates the Wireline, Cable and HMS segments.  Wireline and Cable each provide broadband, video and voice services and, as a result, have certain risks in common, but also have certain risks that are specific to that segment.  HMS provides a wide range of IT services and has risks that are not shared with the other business segments.

The overall strategy for both the Wireline and Cable businesses is to offer the best broadband connection in its markets in order to capitalize on data growth and the customers’ need for higher broadband speeds.  Wireline’s DSL-based services have several limitations compared to DOCSIS technologies employed by cable companies.  In addition, the rural nature of Wireline’s markets make it more difficult to provide high-speed products efficiently.  Wireline is also faced with other significant challenges, including customer connection and access minute declines in traditional wireline voice services, competition from cable, VoIP, wireless and other wireline providers as well as decreases in intercarrier compensation received for the use of Wireline’s networks.  Wireline must continually adjust its cost structure as a result of these challenges.  A failure to develop and maintain an efficient cost structure would have an adverse effect on the Wireline business.

Wireline’s IPTV product and Cable’s business have significant costs and risks relating to programming and retransmission.  Such costs have been increasing and these costs may not be able to be fully passed on to customers.  In addition, both businesses are limited in their ability to obtain programming at favorable costs and terms due to their small scale.  A wide range of regulatory or other issues also affect both businesses, including matters pertaining to set-top boxes, equipment connectivity, content regulation, closed captioning, pole attachments, privacy, copyright, technical standards, and municipal entry into video and broadband.  Further, changes in consumer behavior and/or new technologies are causing consumers to reduce or cancel their video services and instead seek to obtain video on demand over the internet or through new technologies.

Although Cable’s business development strategy includes evaluating opportunities for possible further acquisitions of desirable cable companies on attractive terms to increase the scale of its business, there is no assurance that this strategy will be successful.

HMS’ business strategy is to create, deliver and support a platform of IT products and services tailored for mid-sized business customers and grow the business organically or through acquisitions.  HMS’ service platform provides the potential for expansion of current products and services to additional markets in or near HMS’ current footprint.  There is no assurance that HMS will make any acquisitions of companies to strengthen its operating market areas or enter additional markets.  Even if it does so, there is no assurance that any such acquisitions will be successful.  The HMS business is faced with a number of risks in its pursuit of its strategy, including:  the rate of outsourcing IT needs and moving to the cloud by mid-sized business customers; the ability to sell recurring revenue services; whether potential customers ascribe sufficient value to HMS’ more customized cloud and hosted services compared to more commodity based offerings of larger competitors; HMS’ limited scale when competing with larger competitors; and the impact of IT wage inflation on the profitability of on-shore support services.

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

TDS and its subsidiaries operate capital-intensive businesses.  TDS has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes.  In the past, TDS’ existing cash and investment balances, funds available under its revolving credit facilities, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating, investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions.  There is no assurance that this will be the case in the future.  It may be necessary from time to time to increase the size of the existing revolving credit facilities, to put in place new credit facilities, or to obtain other forms of financing in order to fund potential expenditures.  TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain short or long-term financing on acceptable terms, TDS makes spectrum license purchases in FCC auctions or from other parties, TDS makes business acquisitions, the LA Partnership discontinues or reduces distributions compared to prior historical levels and/or Eligible Telecommunications Carrier (“ETC”) and/or other regulatory support payments decline.  In addition, although sales of assets or businesses by TDS have been an important source of liquidity for TDS in recent periods, TDS does not expect a similar level of such sales in the future, which will reduce a source of liquidity for TDS.  In recent years, TDS’ credit rating has declined to sub-investment grade.  In certain recent periods, TDS has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment) and this will continue in the future if operating results do not improve or if capital expenditures do not decrease.  TDS currently expects to have negative free cash flow in 2017.  TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs, working capital, acquisitions of providers of wireless or wireline telecommunications services, cable markets, IT services or other businesses, spectrum license or system acquisitions, system development and network capacity expansion, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments.  There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS.  Insufficient cash flows from operating activities, changes in its credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of TDS or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of spectrum licenses, and/or reduce or cease share repurchases and/or the payment of dividends.  TDS cannot provide assurances that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.  Any of the foregoing would have an adverse impact on TDS’ businesses, financial condition or results of operations.

  TDS has a significant amount of indebtedness which could adversely affect its financial performance and in turn adversely affect its ability to make payments on its indebtedness, comply with terms of debt covenants and incur additional debt.

TDS has a significant amount of indebtedness and may need to incur additional indebtedness.  TDS’ level of indebtedness could have important consequences.  For example, it (i) may limit TDS’ ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to its debt securities by rating organizations are revised downward; (ii) will require TDS to dedicate a substantial portion of its cash flow from operations to the payment of interest and principal on its debt, reducing the funds available to TDS for other purposes including expansion through acquisitions, capital expenditures, marketing spending and expansion of its business; and (iii) may limit TDS’ flexibility to adjust to changing business and market conditions and make TDS more vulnerable to a downturn in general economic conditions as compared to TDS’ competitors.  TDS’ ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance, which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control.  In addition, TDS’ leverage may put it at a competitive disadvantage to some of its competitors that are not as leveraged.

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

Similarly, TDS’ wireless customers can access another carrier’s digital system automatically only if the other carrier allows TDS’ customers to roam on its network.  TDS relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. and internationally outside of its service areas, including Mexico and Canada, and to improve coverage within selected areas of TDS’ network footprint.  Such agreements cover traditional voice services as well as data services.  Although TDS currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur.  FCC rules and orders impose certain requirements on wireless carriers to offer certain roaming arrangements to other carriers.  However, carriers frequently disagree on what is required.  Although TDS has entered into 4G LTE roaming agreements with national carriers, there is no assurance that TDS will be able to maintain these agreements and/or enter into new agreements with other carriers to provide roaming services using 4G LTE or other technologies, or that it will be able to do so on reasonable or cost effective terms.

Some competitors may be able to obtain lower roaming rates than TDS is able to obtain because they have larger call volumes or may be able to reduce roaming charges by providing service principally over their own networks.  In addition, the quality of service that a wireless carrier delivers during a roaming call may be inferior to the quality of service TDS provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, and TDS’ customers may not be able to use some of the advanced features, such as voicemail notification or data applications, that TDS customers enjoy when making calls on TDS’ network.  TDS’ rate of adoption of new technologies, such as those enabling high-speed data and voice services, could affect its ability to enter into or maintain roaming agreements with other carriers.  In addition, TDS’ wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of TDS to enter into voice or data roaming agreements with such other carriers.  Carriers whose customers roam on TDS’ network could switch their business to new operators or, over time, to their own networks.  Changes in roaming usage patterns, rates for roaming minutes or data usage or relationships with carriers whose customers generate roaming minutes or data use on TDS’ network could have an adverse effect on TDS’ revenues and revenue growth.  Further, other carriers could negotiate higher roaming rates for accessing their networks, resulting in increased roaming expense for TDS.

To the extent that other carriers expand their networks in TDS’ service areas, the roaming arrangements between TDS and these other carriers could become less strategic for them.  That is, these other carriers will have fewer or less extensive geographic areas where roaming services are required by their customers and, as a result, the roaming arrangements could become less critical to serving their customer base.  This presents a risk to TDS in that, to the extent TDS is not able to enter into economically viable roaming arrangements with these other carriers, this could impact TDS’ ability to service its customers in geographic areas where TDS does not have its own network.

If TDS’ roaming revenues decline, roaming expenses increase, or if TDS is unable to obtain or maintain roaming agreements with other carriers that contain pricing and other terms that are competitive and acceptable to TDS, and that satisfy TDS’ quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

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

TDS may acquire access to spectrum through a number of alternatives, including acquisitions, exchanges and participation in spectrum auctions.  TDS may participate in spectrum auctions conducted by the FCC in the future.  As required by law, the FCC has conducted auctions for licenses to use some parts of the radio spectrum.  The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction and the determination of geographic size of licenses, are made by the FCC pursuant to laws that it administers.  The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints.  Due to factors such as geographic size of licenses and auction bidders that may raise prices beyond acceptable levels, TDS may not be successful in FCC auctions in obtaining access to the spectrum that it believes is necessary to implement its business and technology strategies.

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

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  TDS has participated in such auctions in the past and may participate in other auctions conducted by the FCC in the future.  FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction.  These anti-collusion rules may restrict the normal conduct of TDS’ business, TDS’ acquisition, divestiture, exchange and other corporate development activity and/or disclosures by TDS relating to an FCC auction.  The restrictions could have an adverse effect on TDS’ business, financial condition or results of operations.

As a result of U.S. Cellular’s application to participate in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002, since February 10, 2016, TDS has been subject to FCC anti-collusion rules that place certain restrictions on public disclosures and business communications with other companies relating to U.S. Cellular’s participation.  As a result of the FCC’s announcement of U.S. Cellular as a qualified bidder on July 15, 2016, these restrictions will continue until the down payment deadline for Auction 1002, which will be ten business days after release of the FCC’s Channel Reassignment Public Notice, following the end of the auction.  These anti-collusion rules may restrict the conduct of certain TDS activities with other auction applicants as well as with nationwide providers of wireless services which are not applicants.  The restrictions could have an adverse effect on TDS’ business, financial condition or results of operations. See Exhibit 13 to this Form 10-K, under “Regulatory Matters – FCC Auction 1002” for a summary of U.S. Cellular’s participation in Auction 1002.

  Failure by TDS to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect TDS’ business, financial condition or results of operations.

TDS’ operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies.  Changes in the administration of the various regulatory agencies and legislative bodies could result in different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, which may include comprehensive tax reform.  New or amended regulatory requirements could increase TDS’ costs and divert resources from other initiatives.  Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact TDS’ operations by, among other things, changing the amount that can be charged for local, intrastate or interstate access rates, increasing TDS’ costs of doing business, permitting greater competition or limiting TDS’ ability to engage in certain sales or marketing activities.  New regulatory mandates or enforcement may require unexpected or increased capital expenditures, lost revenues, higher operating expenses or other changes.  Court decisions and rulemakings could have a substantial impact on TDS’ operations, including rulemakings on intercarrier access compensation, state and federal universal service, and treatment of VoIP traffic or unbundled network elements.  Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’ ability to respond to new regulations.  Further, wireless licenses are subject to renewal by the FCC and could be revoked in the event of a violation of applicable laws or regulatory requirements.  Also, FCC rules relating to net neutrality, broadband consumer privacy and other rules may result in additional costs for compliance and may limit opportunities to derive profits from certain business practices or resources, if not amended or rescinded.

TDS attempts to timely and fully comply with all regulatory requirements.  However, TDS is unable to predict the future actions of the various legislative and regulatory bodies that govern TDS, but such actions could have adverse effects on TDS’ business.  Any failure by TDS to timely or fully comply with any regulatory requirements could adversely affect TDS’ financial condition, results of operations or ability to do business.

For additional information about TDS’ regulatory environment, see Risk Factor Number 15 below and “Regulatory Matters” in Exhibit 13 to this Form 10-K.

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

TDS’ assets and revenue streams are concentrated primarily in the U.S. telecommunications industry.  The U.S. telecommunications industry is facing significant change and an uncertain operating environment.  TDS’ focus on the U.S. telecommunications industry, together with its positioning relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification.  This could have an adverse effect on TDS’ ability to attain and sustain long-term, profitable revenue growth and could have an adverse effect on its business, financial condition or results of operations.

  TDS’ smaller scale relative to larger competitors that may have greater financial and other resources than TDS could cause TDS to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.

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

TDS’ telecommunications businesses increasingly depend on access to content for data and access to new wireless devices being developed by vendors.  TDS’ ability to obtain such access depends in part on other parties.  If TDS is unable to obtain timely access to new content or wireless devices being developed by vendors, its business, financial condition or results of operations could be adversely affected.

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

The telecommunications and IT services industries are experiencing significant changes in technologies and services expected by customers.  In the telecommunications industry, this is evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences.  Widespread deployment of new technologies could cause the technology used on TDS’ wireless networks, traditional circuit-switched or IP-based networks, and cable networks to become less competitive or obsolete.  Also, high-speed wireless networks (“wireless broadband”) represent a product offering and opportunity for TDS’ wireless business, but also represent a risk for TDS’ Wireline and Cable businesses as customers may elect to substitute their wireline broadband connection for wireless broadband.  Further, fixed-mobile convergence services that combine wireline broadband services with mobile services represent a competitive threat.  If the trend toward convergence continues, TDS is at a competitive disadvantage to larger competitors, including the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such convergence.  In addition, the IT services market is characterized by rapidly changing technology and services.  Future technological changes or advancements may enable other technologies to equal or exceed TDS’ current levels of service and render its system infrastructure obsolete.  For example, the timing, cost, and availability of CDMA enabled devices and other CDMA ecosystem support needs may inhibit TDS’ ability to maintain 3G wireless voice services until it is fully replaced by VoLTE.  TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If TDS cannot keep pace with these technological changes or other changes in the telecommunications or IT services industries over time, its financial condition, results of operations or ability to do business could be adversely affected.

  Complexities associated with deploying new technologies present substantial risk and TDS’ investments in unproven technologies may not produce the benefits that TDS expects.

TDS’ wireless business has completed the transition to 4G LTE and has implemented 4G LTE roaming agreements with national carriers.  TDS’ wireless business will begin commercial deployment of VoLTE in early 2017 and has begun testing 5G technology. Transition to new technologies involves significant time and cost.  Furthermore, the wireless business experiences rapid technology changes and new services and products.  If TDS fails to effectively deploy new wireless technologies, services or products on a timely basis, this could have an adverse impact on TDS’ business, financial condition and results of operations.

TDS’ Wireline business is deploying technologically advanced wireline and broadband services including advanced fiber optic access and bonded/vectored Very-high-speed digital subscriber line 2 technologies (“VDSL2”).  A significant amount of the product development and integration risks are borne by TDS.  Further, the simultaneous rollout of these advanced services and technologies increases the execution risk.  If TDS fails to effectively deploy new technologies and products on a timely basis, this could have an adverse impact on TDS’ business, financial condition and results of operations.

Cable’s business is also subject to complexities associated with deploying new technologies, such as DOCSIS 3.1, and involves substantial risk, including rapid technology changes.  If Cable’s business does not respond appropriately to technology changes, its competitive position may be adversely affected.

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

  TDS receives regulatory support and is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of the support and fees are subject to great uncertainty, which could have an adverse effect on TDS’ business, financial condition or results of operations.

Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive universal service support payments if they provide specified services in “high cost” areas.  U.S. Cellular has been designated as an ETC in certain states and received $92 million in high cost support for service to high cost areas in 2016.  TDS Telecom also received support under USF support programs.  In 2016, TDS Telecom received $67 million under all federal regulatory support programs.

In 2011, the FCC released an order (“Reform Order”) to: reform its universal service and intercarrier compensation mechanisms; establish a new, broadband-focused support mechanism; and propose further rules to advance reform.  Pursuant to the Reform Order, U.S. Cellular’s ETC support has been phased down by 40% since July 1, 2012.  As provided by the Reform Order, the phasedown is currently suspended and U.S. Cellular will continue to receive 60% of its baseline support until a new fund proposed in the Reform Order is operational.  On February 23, 2017, the FCC adopted an order concerning the Mobility Fund II and the resumption of the phase down.  The text of the order has not been released but the press release issued by the FCC following adoption of the order indicates that the order will establish a Mobility Fund II support mechanism of $453 million annually for ten years to be distributed through a market-based, multi-round reverse auction and that the phase down of unnecessary legacy support from the Federal USF will commence on the first day of the month following the completion of the auction and will conclude two years later.  U.S. Cellular cannot predict at this time when the Mobility Fund II auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the Mobility Fund II auction will provide opportunities to the Company to offset any loss in existing support.  However, U.S. Cellular currently expects that its legacy support will continue at the existing level for 2017.  If the foregoing regulatory support is reduced from current levels, this could have an adverse effect on TDS’ business, financial condition or operating results.

In January 2017, TDS Telecom accepted a Federal USF offer under the FCC’s Alternative Connect America Cost Model (“A-CAM”) program in which TDS Telecom will receive $75 million of support revenue annually for ten years in exchange for meeting defined build-out obligations to extend broadband services, including standalone broadband, in unserved and underserved rural areas.  Build-out obligations under this program will require capital expenditures over the ten-year period that may be significant.  In the event additional high-cost support becomes available in 2017, TDS Telecom could receive additional support revenue; however the additional revenues would also include increased speed requirements for certain build-out locations.  There is no assurance that these build-outs will be fully funded by the support revenue received under the A-CAM program.

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

The division of services between interstate services and intrastate services, including the divisions associated with the Federal USF fees, is a matter of interpretation and may in the future be contested by the FCC or state authorities.  The FCC also may change in the future the basis on which Federal USF fees are charged.  The Federal government and many states also apply transaction-based taxes to sales of telecommunications products and services and to purchases of telecommunications services from various carriers.  In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on telecommunications services.  The applicability of these surcharges and fees to its services is uncertain in many cases and jurisdictions may contest whether TDS has assessed and remitted those monies correctly.  Periodically, state and federal regulators may increase or change the surcharges and fees TDS currently pays.  In some instances, TDS passes through these charges to its customers.  However, Congress, the FCC, state regulatory agencies or state legislatures may limit the ability to pass through transaction-based tax liabilities, regulatory surcharges and regulatory fees imposed on TDS to customers.  TDS may or may not be able to recover some or all of those taxes from its customers and the amount of taxes may deter demand for its services or increase its cost to provide service which could have an adverse effect on its business, financial condition or operating results.

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
  Inability to make acquisitions that would achieve sufficient scale to be competitive with competitors with greater scale;
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

TDS sells devices to customers under installment contracts over a specified period of time.  Customers with installment contracts are not required to sign a fixed-term service contract to obtain postpaid service; rather, their service is provided on a month to month basis with no early termination fee.  These device installment contract plans may not meet TDS’ customers’ or potential customers’ needs, expectations or demands.  In addition, customers on these device installment contract plans can discontinue their service at any time without penalty, other than the obligation of any residual commitment they may have for unpaid service or for amounts due under the installment contract for the device.  TDS could experience a higher churn rate than it expects due to the ability of customers to more easily change service providers, which could adversely affect its results of operations.  TDS’ operational and financial performance may be adversely affected if it is unable to grow its customer base and achieve the customer penetration levels that it anticipates with this business model.

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

TDS’ business plan includes significant construction activities and enhancements to its network, support and other systems and infrastructure.  As TDS deploys, expands and enhances its wireless network, it may need to acquire additional spectrum.  Also, as TDS continues to build out and enhance its network, TDS must, among other things, continue to:

  Lease, acquire or otherwise obtain rights to cell and switch sites, transport facilities, data centers relating to IT services or other facilities;
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

TDS depends upon certain vendors to provide it with equipment (including wireless devices), services or content to continue its network construction and upgrades and to operate its business.  TDS does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses.  If these key suppliers experience financial difficulties or file for bankruptcy or experience other operational difficulties, they may be unable to provide equipment, services or content to TDS on a timely basis, or at all, or they may otherwise fail to honor their obligations to TDS.

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

From time to time, TDS may disclose forward-looking information, including estimates of future operating revenues; various measures of income before income taxes; and/or capital expenditures.  Any such forward-looking information includes consideration of known or anticipated changes to the extent disclosed, but dynamic market conditions and/or other unknown or unanticipated events, including but not limited to the risks discussed above, could cause such estimates to differ materially from the actual amounts.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

TDS has properties located throughout the United States.  As of December 31, 2016, TDS’ Property, plant and equipment, net of accumulated depreciation, was held as follows:

U.S. Cellular’s mobile telephone switching offices, cell sites, call centers and retail stores are located primarily in U.S. Cellular’s operating markets and are either owned or leased by U.S. Cellular.

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

As of December 31, 2016, Property, plant and equipment, net of accumulated depreciation, totaled $2,470 million at U.S. Cellular, $710 million at Wireline, $232 million at Cable, $117 million at HMS, and $26 million at Corporate and Suttle-Straus.  See Note 9 – Property, Plant and Equipment in the Notes to Consolidated Financial Statements for additional information.

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

TDS paid quarterly dividends per outstanding share of $0.148 in 2016, $0.141 in 2015 and $0.134 in 2014.  TDS increased the dividend per share to $0.155 in the first quarter of 2017.  TDS has no current plans to change its policy of paying dividends.

Information relating to Issuer Purchases of Equity Securities is set forth below.

On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.  TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the fourth quarter of 2016.

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

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the fourth quarter of 2016.

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares that
		Average Price	as Part of Publicly	may yet be
	Total Number of	Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
October 1 – 31, 2016	–	$–	–	$198,691,355
November 1 – 30, 2016	–	–	–	198,691,355
December 1 – 31, 2016	–	–	–	198,691,355
Total as of or for the quarter ended December 31, 2016	–	$–	–	$198,691,355

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, the principal executive officer and principal financial officer have concluded that TDS’ disclosure controls and procedures were effective as of December 31, 2016, at the reasonable assurance level.

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

Under the supervision and with the participation of TDS’ management, including its principal executive officer and principal financial officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management has concluded that TDS maintained effective internal control over financial reporting as of December 31, 2016 based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.

The effectiveness of TDS’ internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements

		Consolidated Statement of Operations	Annual Report*
		Consolidated Statement of Comprehensive Income (Loss)	Annual Report*
		Consolidated Statement of Cash Flows	Annual Report*
		Consolidated Balance Sheet	Annual Report*
		Consolidated Statement of Changes in Equity	Annual Report*
		Notes to Consolidated Financial Statements	Annual Report*
		Management's Report on Internal Control Over Financial Reporting	Annual Report*
		Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	Annual Report*
		Consolidated Quarterly Information (Unaudited)	Annual Report*

*Incorporated by reference from Exhibit 13.

	(2)	Financial Statement Schedules
Location
		Los Angeles SMSA Limited Partnership and Subsidiary Financial Statements	S-1
		Report of Independent Registered Public Accounting Firm — Ernst & Young LLP	S-2
		Consolidated Balance Sheets	S-3
		Consolidated Statements of Income and Comprehensive Income	S-4
		Consolidated Statements of Changes in Partners’ Capital	S-5
		Consolidated Statements of Cash Flows	S-6
		Notes to Consolidated Financial Statements	S-7

All other schedules have been omitted because they are not applicable or not required or because the required information is shown in the financial statements or notes thereto.

	(3)	Exhibits

The exhibits set forth in the accompanying Index to Exhibits are filed as a part of this Report. Compensatory plans or arrangements are identified in the Index to Exhibits with an asterisk.

Item 16.  Form 10-K Summary

None.

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

Report of Independent Registered Public Accounting Firm

The Partners of Los Angeles SMSA Limited Partnership

We have audited the accompanying consolidated balance sheets of Los Angeles SMSA Limited Partnership and Subsidiary (the Partnership) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our December 31, 2016 audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. We conducted our December 31, 2015 and 2014 audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Certified Public Accountants

Orlando, Florida
February 22, 2017

Los Angeles SMSA Partnership and Subsidiary
Consolidated Balance Sheets - As of December 31, 2016 and 2015

(Dollars in Thousands)	2016	2015
ASSETS

CURRENT ASSETS:
Due from affiliate	$281,846	$–
Accounts receivable, net of allowances of $31,093 and $37,090	489,043	407,622
Unbilled revenue	23,190	22,883
Prepaid expenses	18,716	11,785
Total current assets	812,795	442,290

PROPERTY, PLANT AND EQUIPMENT - NET	1,862,892	1,804,877

WIRELESS LICENSES	2,075,448	2,073,751

OTHER ASSETS	228,770	252,751

TOTAL ASSETS	$4,979,905	$4,573,669

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$202,284	$190,807
Advance billings and other	160,434	166,533
Financing obligation	12,744	12,494
Deferred rent	8,382	8,382
Due to affiliate	–	348,724
Total current liabilities	383,844	726,940

LONG TERM LIABILITIES:
Financing obligation	112,552	113,016
Deferred rent	146,547	150,557
Other liabilities	158	117
Total long term liabilities	259,257	263,690

Total liabilities	643,101	990,630

PARTNERS' CAPITAL
General Partner's interest	1,734,722	1,433,215
Limited Partners' interest	2,602,082	2,149,824
Total partners' capital	4,336,804	3,583,039

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$4,979,905	$4,573,669

See notes to consolidated financial statements.

Los Angeles SMSA Limited Partnership and Subsidiary
Consolidated Statements of Income and Comprehensive Income - For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)	2016	2015	2014

OPERATING REVENUES:
Service revenues	$3,996,989	$4,181,377	$4,317,377
Equipment revenues	930,690	943,419	650,130
Other	256,917	221,918	201,427
Total operating revenues	5,184,596	5,346,714	5,168,934

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization)	1,070,302	968,132	863,031
Cost of equipment	1,193,924	1,267,801	1,195,874
Depreciation and amortization	356,848	360,463	344,887
Selling, general and administrative	1,278,205	1,397,856	1,470,669
Total operating expenses	3,899,279	3,994,252	3,874,461

OPERATING INCOME	1,285,317	1,352,462	1,294,473

INTEREST (EXPENSE) INCOME, NET	(6,552)	(3,197)	4,199

NET INCOME AND COMPREHENSIVE INCOME	$1,278,765	$1,349,265	$1,298,672

Allocation of Net Income:
General Partner	$511,507	$539,706	$519,468
Limited Partners	$767,258	$809,559	$779,204

See notes to consolidated financial statements.

Los Angeles SMSA Limited Partnership and Subsidiary
Consolidated Statements of Changes in Partners' Capital - For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular Inc.	AirTouch Cellular Inc.	Cellco Partnership	United States Cellular Investment Corporation of Los Angeles	Total Partners' Capital

BALANCE - January 1, 2014	$814,041	$860,848	$248,282	$111,931	$2,035,102

Distributions	(440,000)	(465,300)	(134,200)	(60,500)	(1,100,000)

Net Income	519,468	549,338	158,438	71,428	1,298,672

BALANCE - December 31, 2014	$893,509	$944,886	$272,520	$122,859	$2,233,774

Net Income	539,706	570,740	164,611	74,208	1,349,265

BALANCE - December 31, 2015	$1,433,215	$1,515,626	$437,131	$197,067	$3,583,039

Distributions	(210,000)	(222,075)	(64,050)	(28,875)	(525,000)

Net Income	511,507	540,917	156,009	70,332	1,278,765

BALANCE - December 31, 2016	$1,734,722	$1,834,468	$529,090	$238,524	$4,336,804

See notes to consolidated financial statements.

Los Angeles SMSA Limited Partnership and Subsidiary
Consolidated Statements of Cash Flows - For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,278,765	$1,349,265	$1,298,672
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	356,848	360,463	344,887
Imputed interest on financing obligation	12,284	9,135	–
Provision for losses on accounts receivable	71,925	79,063	34,370
Gain on device installment plan receivables sold	–	(7,632)	–
Changes in certain assets and liabilities:
Accounts receivable	(153,704)	42,964	(200,950)
Unbilled revenue	(307)	1,628	(4,441)
Prepaid expenses	(6,931)	1,403	(8,831)
Other assets	20,037	(151,954)	(91,809)
Accounts payable and accrued liabilities	24,685	24,105	32,591
Advance billings and other	(6,099)	(31,182)	45,017
Deferred rent	(4,010)	88,115	(4,942)
Other liabilities	41	4,046	3,610
Net cash provided by operating activities	1,593,534	1,769,419	1,448,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(449,005)	(470,954)	(487,511)
Fixed asset transfers out	23,453	25,371	27,816
Acquisition of wireless licenses (including capitalized interest)	(1,697)	(1,994,208)	–
Collections on deferred purchase price	1,783	–	–
Change in due from affiliate	(281,846)	(583,060)	111,521
Net cash used in investing activities	(707,312)	(3,022,851)	(348,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to affiliate	(348,724)	1,137,057	–
Proceeds from financing obligation	–	126,635	–
Repayments of financing obligation	(12,498)	(10,260)	–
Distributions	(525,000)	–	(1,100,000)
Net cash (used in) provided by financing activities	(886,222)	1,253,432	(1,100,000)

CHANGE IN CASH	–	–	–

CASH - Beginning of year	–	–	–

CASH - End of year	$–	$–	$–

CASH PAID FOR INTEREST	$2,576	$24,269	$–

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:
Accruals for capital expenditures	$15,621	$28,829	$31,019

See notes to consolidated financial statements.

Los Angeles SMSA Limited Partnership and Subsidiary

Notes to Consolidated Financial Statements – For the Years Ended December 31, 2016, 2015 and 2014.

(Dollars in Thousands)

1.    ORGANIZATION AND MANAGEMENT

The Consolidated Financial Statements include the accounts of the Los Angeles SMSA Limited Partnership (“Los Angeles SMSA”) and Los Angeles Edge LLC, a wholly owned subsidiary of Los Angeles SMSA (collectively, the “Partnership”). The principal activity of Los Angeles SMSA, formed in 1984, is to provide cellular service in the Los Angeles metropolitan service area. Los Angeles Edge LLC was formed during 2015 and is a bankruptcy remote special purpose entity, created for the purpose of selling wireless device payment plan receivables to third parties (see Note 3).

In accordance with the partnership agreement, AirTouch Cellular Inc. an indirect wholly owned subsidiary of Cellco Partnership (“Cellco”), doing business as Verizon Wireless, and general partner of the Partnership is responsible for managing the operations of the Partnership (see Note 8).

The partners and their respective ownership percentages of the Partnership as of December 31, 2016, 2015 and 2014 are as follows:

General Partner:
AirTouch Cellular Inc.	40.0%

Limited Partners:
AirTouch Cellular Inc.	42.3%
Cellco Partnership	12.2%
United States Cellular Investment Corporation of Los Angeles	5.5%

2.    SIGNIFICANT ACCOUNTING POLICIES

Consolidation – The method of accounting applied to consolidated investments involves an evaluation of all significant terms of the investments that explicitly grant or suggest evidence of control or influence over the operations of the investee.  The consolidated financial statements include our subsidiary which is a variable interest entity (VIE) where Los Angeles SMSA is deemed to be the primary beneficiary.  All significant intercompany accounts and transactions have been eliminated (see Note 3).

Use of estimates – The financial statements are prepared using U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of property, plant and equipment, the recoverability of intangible assets and other long-lived assets, unbilled revenues, fair values of financial instruments, deferred purchase price, beneficial interest, accrued expenses and contingencies.

Revenue recognition – The Partnership offers products and services to customers through bundled arrangements. These arrangements involve multiple deliverables which may include products, services, or a combination of products and services.

The Partnership earns revenue primarily by providing access to and usage of its network as well as the sale of equipment. In general, access revenue is billed one month in advance and recognized when earned. Usage revenue is generally billed in arrears and recognized when service is rendered. Equipment revenue associated with the sale of wireless devices and accessories is generally recognized when the products are delivered to and accepted by the customer, as equipment sales is considered to be a separate earnings process from providing wireless services. For agreements involving the resale of third-party services in which the Partnership is considered the primary obligor in the arrangements, the revenue is recorded gross at the time of sale.

Under the Verizon device payment program, eligible wireless customers purchase wireless devices under a device payment plan agreement. On select devices, certain marketing promotions have been revocably offered to customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, the Partnership accounts for this trade-in right as a guarantee obligation. The full amount of the trade-in right’s fair value (not an allocated value) is recognized as a guarantee liability and the remaining allocable consideration is allocated to the device. The value of the guarantee liability effectively results in a reduction to the revenue recognized for the sale of the device. The Partnership may offer customers certain promotions where a customer can trade-in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer will receive trade-in credits that are applied to the customer’s monthly bill.  As a result, the Partnership recognizes a trade-in obligation measured at fair value using weighted-average selling prices obtained in recent resales of devices eligible for trade-in.

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

Other revenues primarily consist of certain fees billed to customers for surcharges and elected services as well as non-customer related revenues. The Partnership reports taxes imposed by governmental authorities on revenue producing transactions between the Partnership and its customers which is passed through to the customers on a net basis. Other revenues also include switch revenue. This revenue represents revenue earned by the Partnership for switch services provided to other Cellco owned entities by the Partnership. The switch revenue rates charged by the Partnership to Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 8).

Operating expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s percentage of certain revenue streams, total customers, customer gross additions or minutes-of-use, are calculated in accordance with the Partnership agreement and are a reasonable method of allocating such costs (see Note 8).

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

Maintenance and repairs – The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to Cost of service as these costs are incurred.

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

The Partnership files federal and state tax returns. The 2013 through 2016 tax years for the Partnership remain subject to examination by the Internal Revenue Service and state tax jurisdiction. Because the application of tax laws and regulations to many types of transactions is susceptible to varying interpretations, amounts reported in the financial statements could be changed at a later date upon final determination by taxing authorities.

Due to/from affiliate – Due to/from affiliate principally represents the Partnership’s cash position with Cellco. Cellco manages, on behalf of the Partnership, all cash, investing and financing activities, including all transactions associated with the sales of wireless device payment plan agreement receivables, of the Partnership. As such, the change in due to/from affiliate is reflected as an investing activity or a financing activity in the statements of cash flows depending on whether it represents a net asset or net liability for the Partnership.

Additionally, cost of equipment, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment and wireless license transactions with affiliates, are charged to the Partnership through this account. Interest income on due from affiliate is based on the Applicable Federal Rate which was approximately 0.7%, 0.5% and 0.3% for the years ended December 31, 2016, 2015 and 2014, respectively. Interest expense on due to affiliate is calculated by applying Cellco’s average cost of borrowing from Verizon Communications Inc., which was approximately 4.8%, 4.8% and 5.0% for the years ended December 31, 2016, 2015 and 2014, respectively to the outstanding due to/from affiliate balance. Included in Interest (expense) income, net is interest income of $1,390, $0 and $1,706 for the years ended December 31, 2016, 2015 and 2014, respectively, related to due to/from affiliate. Interest expense of $2,683 and $23,878 was incurred during the years ended December 31, 2016 and 2015 respectively, of which all was capitalized.

Accounts receivable and allowance for doubtful accounts – Accounts receivable are recorded in the financial statements at cost net of allowance for credit losses, with the exception of device payment plan agreement receivables which are initially recorded at fair value. The Partnership maintains allowances for uncollectible accounts receivable, including device payment plan agreement receivables, for estimated losses resulting from the failure or inability of customers to make required payments. The allowance for uncollectible accounts receivable is based on Cellco’s assessment of the collectability of each Partnership’s specific customer accounts and includes consideration of the credit worthiness and financial condition of those customers. The Partnership records an allowance to reduce the receivables to the amount that is reasonably believed to be collectible. The Partnership also records an allowance for all other receivables based on multiple factors including historical experience with bad debts, the general economic environment, and the aging of such receivables. Similar to traditional service revenue accounting treatment, bad debt expense related to device payment plan agreement receivables is recorded based on an estimate of the percentage of device payment plan agreement receivables that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macro-economic conditions. Due to the device payment plan agreement receivables being incorporated in the standard Verizon Wireless bill, the collection and risk strategies continue to follow historical practices. The Partnership monitors the aging of accounts receivable, including device payment plan agreement receivables, and writes off account balances if collection efforts are unsuccessful and future collection is unlikely.

Property, plant and equipment – Property, plant and equipment is recorded at cost. Property, plant and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When the depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value on the date of the transfer with an offsetting entry included in due to/from affiliate.

Interest associated with the acquisition or construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

In connection with the ongoing review of estimated useful lives of property, plant and equipment during 2016, Cellco determined that the average useful lives of certain leasehold improvements would be increased from 5 to 7 years. This change was immaterial in 2016. While the timing and extent of current deployment plans are subject to ongoing analysis and modification, Cellco and the Partnership believes the current estimates of useful lives are reasonable.

Other assets – Other assets primarily include long term device payment plan agreement receivables, net of allowances of $16,545 and $8,661 at December 31, 2016 and 2015, respectively.

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

Wireless licenses – Intangible assets are wireless licenses that provide the Partnership wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide wireless communications services. In addition, Cellco maintains wireless licenses that provide the Partnership’s operations with the exclusive right to utilize designated radio frequency spectrum to provide wireless communications services. While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals, which are managed by Cellco, have historically occurred routinely and at nominal cost. Moreover, the Partnership determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is reevaluated each year to determine whether events and circumstances continue to support an indefinite useful life. The Partnership aggregates wireless licenses into one single unit of accounting, as they are utilized on an integrated basis.

Cellco and the Partnership test the wireless licenses balance for potential impairment annually or more frequently if impairment indicators are present. In 2016 and 2015, the Partnership performed a qualitative assessment to determine whether it is more likely than not that the fair value of wireless licenses was less than the carrying amount. As part of the assessment, several qualitative factors were considered including market transactions, the business enterprise value, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance, as well as other factors. In 2016, Cellco also performed a qualitative assessment similar to that described for the Partnership. In 2015, Cellco performed a quantitative assessment which consisted of comparing the estimated fair value of its aggregate wireless licenses to the aggregated carrying amount as of the test date.

Interest expense incurred while qualifying activities are performed to ready wireless licenses for their intended use is capitalized as part of wireless licenses (see Note 4). The capitalization period ends when the development is discontinued or substantially complete and the license is ready for its intended use.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for licenses included in Cellco’s national footprint. Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2016 and 2015. These evaluations resulted in no impairment of wireless licenses.

Financial instruments – The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value as well as the carrying value of the deferred purchase price and beneficial interest approximates fair value. The Partnership receives a beneficial interest, which is the residual amount on the device payment plan agreement receivables in excess of proceeds from the sale of these receivables to Cellco. The Partnership records a deferred purchase price, which is the residual amount on the device payment  plan agreement receivables in excess of proceeds from the sale of these receivables to a third party. The deferred purchase price and the beneficial interest is recorded at fair value based on the remaining device payment amounts expected to be collected, adjusted, as applicable, for the time value of money and by the timing and estimated value of the device trade-in in connection with upgrades. The collection of the deferred purchase price and the beneficial interest is contingent on collections from customers.

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

Variable interest entities (VIEs) – VIEs are entities which lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, have equity investors which do not have the ability to make significant decisions relating to the entity’s operations through voting rights, do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The assets and liabilities of the VIEs are consolidated when the Partnership is deemed to be the primary beneficiary. The primary beneficiary is the party which has the power to make the decisions that most significantly affect the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Recent accounting standards – In August 2016, the accounting standard update related to the classification of certain cash receipts and cash payments was issued. This standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for these issues. Among the updates, this standard update requires cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables to be classified as cash inflows from investing activities. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. The Partnership is currently evaluating the impact that this standard update will have on the consolidated financial statements. The Partnership expects the amendment relating to beneficial interests in securitization transactions will have an impact on the presentation of collections of the deferred purchase price from sales of wireless device payment plan agreement receivables in the consolidated statements of cash flows.

In June 2016, the standard update related to the measurement of credit losses on financial instruments was issued. This standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. This standard update is effective as of the first quarter of 2020; however early adoption is permitted. The Partnership is currently evaluating the impact that this standard update will have on the consolidated financial statements.

In February 2016, the accounting standard update related to leases was issued.  This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update is effective as of the first quarter of 2019; however early adoption is permitted. The Partnership’s current operating lease portfolio is primarily comprised of spectrum, network, real estate, and equipment leases. Upon adoption of the standard, the balance sheet is expected to include a right of use asset and liability related to substantially all operating lease arrangements.  At Cellco, a cross-functional coordinated implementation team has been established to implement the standard update related to leases. The Partnership is in the process of assessing the impact to its systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

In May 2014, the accounting standard update related to the recognition of revenue from contracts with customers was issued. This standard update along with related subsequently issued updates clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the standard is applied only to the most current period presented and the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, an accounting standard update was issued that delays the effective date of this standard update until the first quarter of 2018, at which time the Partnership plans to adopt the standard.

The Partnership is in the process of evaluating the impact of the standard update. The ultimate impact on revenue resulting from the application of the new standard will be subject to assessments that are dependent on many variables, including, but not limited to, the terms of contractual arrangements and the mix of business. Upon adoption, the Partnership expects that the allocation of revenue between equipment and service for wireless fixed-term service plans will result in more revenue allocated to equipment and recognized earlier as compared with current GAAP. The timing of recognition of sales commission expenses is also expected to be impacted, as a substantial portion of these costs (which are currently expensed) will be capitalized and amortized as described above. The available transition methods will continue to be evaluated. The Partnership’s considerations include, but are not limited to, the comparability of financial statements and the comparability within the industry from application of the new standard to contractual arrangements. The Partnership plans to select a transition method by the second half of 2017.

At Cellco, a cross-functional coordinated implementation team has been established to implement the standard update related to the recognition of revenue from contracts with customers. The Partnership has identified and is in the process of implementing changes to its systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

Reclassifications – The Partnership reclassified certain prior year amounts to conform to the current year presentation.

Subsequent events – Events subsequent to December 31, 2016 have been evaluated through February 22, 2017, the date the financial statements were issued.

3.    WIRELESS DEVICE PAYMENT PLANS

Under the Verizon device payment program, eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their device payment plan charge is included in their standard wireless monthly bill.

Wireless device payment plan agreement receivables – The following table displays device payment plan agreement receivables, net, recognized in the accompanying balance sheets:

	2016	2015
Device payment plan agreement receivables, gross	$272,174	$159,527
Unamortized imputed interest	(11,544)	(6,534)
Device payment plan agreement receivables, net of unamortized imputed interest	260,630	152,993
Allowance for credit losses	(36,026)	(25,873)
Device payment plan agreement receivables, net	$224,604	$127,120

Classified on the consolidated balance sheets:
Accounts receivable, net	$120,747	$68,785
Other assets	$103,857	$58,335
Device payment plan agreement receivables, net	$224,604	$127,120

The Partnership may offer customers certain promotions where a customer can trade-in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer will receive trade-in credits that are applied to the customer’s monthly bill. As a result, the Partnership recognizes a trade-in obligation measured at fair value using weighted-average selling prices obtained in recent resales of devices eligible for trade-in. Device payment plan agreement receivables, net does not reflect this trade-in obligation. At December 31, 2016 and 2015, the amount of trade-in obligations was not material.

At the time of sale, the Partnership imputes risk adjusted interest on the device payment plan agreement receivables. Imputed interest is recorded as a reduction to the related accounts receivable. Interest income, which is included within Other revenues on the statements of income and comprehensive income, is recognized over the financed payment term.

When originating device payment plan agreements, the Partnership uses internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program.  If a customer is either new to the Partnership or has less than 210 days of customer tenure (a new customer), the credit decision process relies more heavily on external data sources. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternate credit data is used for the risk assessment. If the customer has 210 days or more of customer tenure (an existing customer), the credit decision process relies on internal data sources. The experience has been that the payment attributes of longer tenured customers are highly predictive when considering their ability to pay in the future. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Internal data and/or credit data obtained from the credit reporting agencies is used to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon’s proprietary custom credit models, which are empirically derived and demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment.

Based on the custom credit risk score, each customer is assigned to a credit class, each of which has a specified required down payment percentage and specified credit limits. Device payment plan agreement receivables originated from customers assigned to credit classes requiring no down payment represent the lowest risk. Device payment plan agreement receivables originated from customers assigned to credit classes requiring a down payment represent a higher risk.

Subsequent to origination, the Partnership monitors delinquency and write-off experience as key credit quality indicators for its portfolio of device payment plan agreements and fixed-term service plans. The extent of collection efforts with respect to a particular customer are based on the results of proprietary custom empirically derived internal behavioral scoring models which analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These customer scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. The Partnership continuously monitors collection performance results and the credit quality of device payment plan agreement receivables based on a variety of metrics, including aging. The Partnership considers an account to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date.

As of December 31, 2016, the balance and aging of the device payment plan agreement receivables on a gross basis was as follows:

Unbilled	$264,724
Billed:
Current	5,885
Past Due	1,565
Device payment plan agreement receivables, gross	272,174

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

	2016	2015
Balance at January 1	$25,873	$3,205
Bad debt expenses	48,965	43,794
Write-offs	(24,482)	(14,319)
Allowance related to receivables sold	(16,829)	(8,758)
Other	2,499	1,951
Balance at December 31	$36,026	$25,873

Customers entering into device payment plan agreements prior to May 31, 2015, have the right to upgrade their device, subject to certain conditions, including making a stated portion of the required device payment plan agreement payments and trading in their device in good working condition. Generally, customers entering into device payment agreements on or after June 1, 2015 are required to repay all amounts due under their device payment agreement before being eligible to upgrade their device. However, on select devices, certain marketing promotions have been revocably offered to customers to upgrade to a new device after paying down a certain specified portion of the device payment plan agreement amount as well as trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device or for a device that is subject to an upgrade promotion, the Partnership records a guarantee liability in accordance with the Partnership’s accounting policy. The guarantee liability related to this program, which was $2,840 at December 31, 2016 and $11,526 at December 31, 2015, was included in Advance billings and other on the accompanying consolidated balance sheets.

Sales of wireless device payment plan agreement receivables – During 2015 and 2016, Cellco established programs pursuant to a Receivables Purchase Agreement (RPA) to sell from time to time, on an uncommitted basis, eligible device payment plan receivables to a group of primarily relationship banks (Purchasers) on both a revolving (Revolving Program) and non-revolving (Non-Revolving Program) basis. Additionally, during September of 2016, Cellco entered into a device payment plan agreement receivables financing facility (the “ABS Financing Facility”) with a number of financial institutions. The receivables sold under the RPA and ABS are no longer considered assets of the Partnership.

Cellco continues to bill and collect on the receivables on behalf of the Partnership. Eligible receivables under the RPA exclude device payment plan agreements where a new customer was required to provide a down payment. The sales of receivables under the RPA did not have a material impact on the consolidated statements of income and comprehensive income. The proceeds received from the Purchasers are recorded within cash flows provided by operating activities on the consolidated statements of cash flows.

Receivables Purchase Agreement – Under the Non-Revolving Program, Los Angeles SMSA transfers the eligible receivables to Los Angeles Edge LLC (Seller or SPE). The Seller then sells the receivables to the Purchasers for upfront proceeds and additional consideration upon settlement of the receivables (the deferred purchase price). Under the Revolving Program, Los Angeles SMSA transfers the eligible device payment plan agreement receivables to the Seller. The Seller then sells the eligible receivables on a revolving basis, subject to a maximum funding limit, to the Purchasers. Sales of eligible receivables by the Sellers, once initiated, generally occur and are settled on a monthly basis. Customer payments made towards receivables sold under the Revolving Program will be available to purchase additional eligible device payment plan agreement receivables originated during the revolving period. Cellco elected to end the revolving period in July 2016.

During 2016, the Partnership sold $178,981 of receivables, net of allowances and imputed interest under the Revolving Program. The Partnership received proceeds from new transfers of $132,483 and proceeds from reinvested collections of $36,855, and recorded a deferred purchase price of $23,873.

During 2015, the Partnership sold $418,615 of receivables, net of allowances and imputed interest, under the Non-Revolving Program. In connection with this sale, proceeds from new transfers of $308,659 were received and a deferred purchase price of $117,587 was recorded. During 2015, the Partnership also sold $201,283 of receivables, net of allowances and imputed interest, under the Revolving Program. In connection with this sale, proceeds from new transfers of $168,854 were received and a deferred purchase price of $32,429 was recorded.

Deferred purchase price – Under the RPA, the deferred purchase price was initially recorded at fair value, based on the remaining device payment amounts expected to be collected, adjusted, as applicable, for the time value of money and by the timing and estimated value of the device trade-in in connection with upgrades. The estimated value of the device trade-in considers prices expected to be offered to us by independent third parties. This estimate contemplates changes in value after the launch of a device. The initial fair value measurements are considered to be Level 3 measurements within the fair value hierarchy. The collection of the deferred purchase price is contingent on collections from customers. At December 31, 2016 and 2015, the Partnership’s deferred purchase price receivable was $95,827 and $148,941, respectively, which is held by the SPE and is included within Other assets on the consolidated balance sheets.

Variable interest entities (VIEs) – Under the RPA, the SPE’s sole business consists of the acquisition of the receivables from Los Angeles SMSA and the resale of the receivables to the Purchasers. The assets of the SPE are not available to be used to satisfy obligations of any Partnership entities other than the SPE’s. It was determined that the SPE is a VIE as it lacks sufficient equity to finance its activities. Given that Los Angeles SMSA has the power to direct the activities of the SPE that most significantly impact the SPE’s economic performance, Los Angeles SMSA is deemed to be the primary beneficiary of the SPE. As a result, the Los Angeles SMSA consolidates the assets and liabilities of the SPE into the consolidated financial statements (see Note 2). Under ABS, there is a Trust entity (the “Trust”) whose sole business consists of holding collected receivables which were previously sold by the Partnership to Cellco affiliates under the terms of the ABS Financing Facility. The activity of servicing the receivables and distribution of the cash collected is the activity that has the most significant impact on the Trust. Cellco is the master and special servicer for the receivables but does not have a direct variable interest in the Trust. The Partnership holds a beneficial interest in the Trust which represents the residual interest in the Trust and as such are variable interests. Since Cellco maintains decision making rights as servicer and has an obligation to absorb losses, it is the primary beneficiary in the Trust.

ABS Financing Facility – Under the terms of the ABS Financing Facility, the counterparties to the facility made advances under asset-backed loans backed by device payment plan agreement receivables for proceeds. There is a two year revolving period, which may be extended, during which Cellco may transfer additional receivables to an ABS Entity. Subject to certain conditions, Cellco may also remove receivables from the ABS Entity. Cellco may prepay the outstanding amounts of the loans without penalty, but in certain cases, with breakage costs. During 2016, the Partnership sold $389,800 of device payment plan agreement receivables, net of allowances and imputed interest to Cellco and received proceeds of $331,454 and recorded a beneficial interest of $58,346, which is included within Other assets on the consolidated balance sheets.

Beneficial interest – Under the ABS Financing Facility, the beneficial interest was initially recorded at fair value, based on the remaining device payment amounts expected to be collected, adjusted, as applicable, for the time value of money. This estimate contemplates changes in value after the launch of a device. The initial fair value measurements are considered to be Level 3 measurements within the fair value hierarchy. The collection of the beneficial interest is contingent on collections from customers. At December 31, 2016, the Partnership’s beneficial interest was $56,359.

Continuing involvement – The Partnership has continuing involvement related to the sold receivables as they may be responsible for absorbing additional credit losses pursuant to the RPA. The Partnership’s maximum exposure to loss related to the sold receivables is limited to the amount of the deferred purchase price, which was $95,827 and $148,941 as of December 31, 2016 and 2015, respectively. The maximum exposure to loss represents an estimated loss that would be incurred under severe, hypothetical circumstances whereby the Partnership would not receive the total portion of the proceeds withheld by the Purchasers. As the Partnership believes the probability of these circumstances occurring is remote, the maximum exposure to loss is not an indication of the Partnership’s expected loss. Additionally, Cellco has continuing involvement with the sold receivables as it services the receivables on behalf of the Partnership under the RPA and ABS Financing Facility. Cellco continues to service the customer and their related receivables, including facilitating customer payment collection. The Partnership has no continuing involvement related to the sold receivables and is not responsible for absorbing additional credit losses pursuant to the ABS Financing Facility. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and Cellco continues to maintain normal relationships with the customers. The credit quality of the customers served was consistent throughout the periods presented.

The outstanding device payment plan agreement receivables derecognized from the Partnership’s consolidated balance sheets, but which Cellco continues to service, was $609,990 and $527,002 (1) at December 31, 2016 and 2015, respectively.

(1)   The Partnership corrected the 2015 information in the preceding Paragraph, which was identified during the preparation of the 2016 consolidated financial statements. Management believes such amounts are immaterial to the previously issued consolidated financial statements.

4.    WIRELESS LICENSES

Changes in the carrying amount of wireless licenses are as follows:

Balance at January 1, 2015	$79,543
Acquisitions	1,972,824
Capitalized interest on wireless licenses	21,075
Reclassifications, adjustments and other	309
Balance at December 31, 2015	$2,073,751
Acquisitions	–
Capitalized interest on wireless licenses	1,697
Reclassifications, adjustments and other	–
Balance at December 31, 2016	$2,075,448

At December 31, 2016, $1,972,824 of wireless licenses were under development for commercial service for which the Partnership was capitalizing interest costs.

The average remaining renewal period of the Partnership’s wireless license portfolio was 7.0 years as of December 31, 2016.

Spectrum license transaction – On January 29, 2015, the FCC completed an auction of 65 MHz of spectrum, which it identified as the AWS-3 band. Cellco participated in that auction and was the high bidder on the licenses covering the Partnership service area. The licenses were deemed to be right to use assets and were allocated and recorded by the Partnership as wireless licenses. The cash payment made by the Partnership of $1,972,824 is classified within Acquisition of wireless licenses on the statement of cash flows for the year ended December 31, 2015.

5.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following as of December 31, 2016 and 2015:

	2016	2015
Land	$7,716	$7,716
Buildings and improvements (15-45 years)	940,411	836,428
Wireless plant and equipment (3-50 years)	4,165,458	3,973,684
Furniture, fixtures and equipment (3-10 years)	63,565	64,269
Leasehold improvements (5-7 years)	428,995	400,313

	5,606,145	5,282,410

Less: accumulated depreciation	(3,743,253)	(3,477,533)

Property, plant and equipment, net	$1,862,892	$1,804,877

Capitalized interest cost of $772 and $2,803, and capitalized network engineering costs of $24,656 and $26,754, were recorded during the years ended December 31, 2016 and 2015, respectively. Construction in progress included in certain classifications shown above, principally consists of wireless plant and equipment, amounted to $127,758 and $106,935, as of December 31, 2016 and 2015, respectively. Depreciation expense of $354,329, $353,975, and $343,883 was incurred during the years ended December 31, 2016, 2015 and 2014.

6.    TOWER MONETIZATION TRANSACTION

Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group PLC (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465. At December 31, 2016 and 2015, the Partnership has $18,967 and $23,932, respectively, recorded as deferred rent. The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $1,528, $2,152 and $3,944 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in cost of service in the accompanying statements of income and comprehensive income.

During March 2015, Verizon Communications, the parent company of Cellco, entered into an agreement with American Tower Corporation (ATC) giving ATC exclusive rights to lease and operate approximately 11,300 wireless towers owned and operated by Cellco and its subsidiaries for an upfront payment of $5.0 billion (not in thousands). Verizon Communications also sold 162 towers to ATC for an upfront payment of $0.1 billion (not in thousands). Under the terms of the lease agreements, ATC has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As the leases expire, ATC has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. The Partnership has subleased capacity on the towers from ATC for a minimum of 10 years at current market rates, with options to renew. The Partnership participated in this arrangement and has leased 538 towers to ATC for an upfront payment of $221,653 and has sold 1 tower to ATC for an upfront payment of $616. The upfront payment, including the towers sold was $222,269 and was accounted for as deferred rent and as a financing obligation. The $95,634 accounted for as deferred rent was included in cash flows provided by operating activities and relates to the portion of the towers for which the right-of-use has passed to ATC. The deferred rent is being recognized on a straight-line basis over the Partnership’s average lease term of 30 years. At December 31, 2015, a financing obligation in the amount of $126,635 was included in cash flows provided by financing activities, which relates to the portion of the towers that continue to be occupied and used for the Partnership’s network operations. The Partnership makes a sublease payment to ATC for $1.9 per month per site, with annual increases of 2 percent. During 2016 and 2015, the Partnership made $12,498 and $10,260, respectively, of sublease payments to ATC, which is recorded as Repayments of financing obligation.

At December 31, 2016 and 2015, the balance of deferred rent was $89,605 and $93,057, respectively. At December 31, 2016 and 2015, the balance of the financing obligation was $125,296 and $125,510, respectively.

7.    CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2016 and 2015:

	2016	2015

Accounts payable	$189,081	$174,883
Accrued liabilities	13,203	15,924
Accounts payable and accrued liabilities	$202,284	$190,807

Advance billings and other consist of the following as of December 31, 2016 and 2015:

	2016	2015

Advance billings	$139,714	$142,652
Customer deposits	17,880	12,355
Guarantee liability	2,840	11,526
Advance billings and other	$160,434	$166,533

8.    TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases and right to use licenses substantially all of service revenues, equipment revenues, other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates. These transactions consist of (1) revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership; (2) roaming revenue by customers of other Cellco affiliated markets within the Partnership market or Partnership customers’ cost when roaming in other Cellco affiliated markets; and (3) certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of revenue streams, customers, gross customer additions, or minutes of use. These transactions do not necessarily represent arm’s length transactions and may not represent all revenues and costs that would be present if the Partnership operated on a standalone basis. Cellco periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs, selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant.

Service revenues – Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership. For the years ended December 31, 2016, 2015, and 2014 roaming revenues were $486,262, $438,105 and $369,731, respectively. Service revenues also include long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Equipment revenues – Equipment revenues include equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Other revenues – Other revenues include switch revenue and other fees and surcharges charged to the customer that are specifically identified to the Partnership. For the years ended December 31, 2016, 2015, and 2014 switch revenues were $8,570, $9,234, and $6,614, respectively.

Cost of service – Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets. For the years ended December 31, 2016, 2015 and 2014 roaming costs were $619,985, $547,672, and $477,949, respectively. Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership has lease agreements for the right to use additional spectrum owned by Cellco. See Note 2 for further information regarding this arrangement.

Cost of equipment – Cost of equipment is recorded at Cellco’s cost basis (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative – Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership recorded $113,300, $117,409 and $118,342 in advertising costs for the years ended December 31, 2016, 2015 and 2014, respectively.

Property, plant and equipment – Property, plant and equipment includes assets purchased by Cellco and directly charged to the Partnership as well as assets transferred between Cellco and the Partnership (see Note 2).

Wireless licenses – Wireless licenses include the right to use assets that were allocated by Cellco and recorded by the Partnership in exchange for a $1,972,824 payment (see Note 4).

9.    COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured of occurring. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2016, 2015 and 2014, the Partnership incurred a total of $117,771, $104,515 and $97,285 respectively, as rent expense related to these operating leases, which was included in Cost of service and Selling, general and administrative expenses in the accompanying statements of income and comprehensive income. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured of occurring and remaining tower maintenance fees of $10,182 (see Note 6), for the years shown are as follows:

Years	Amount

2017	$95,290
2018	84,812
2019	73,290
2020	49,838
2021	27,042
2022 and thereafter	131,324

Total minimum payments	$461,596

The Partnership has also entered into certain agreements with Cellco, whereas the Partnership leases certain spectrum from Cellco that overlaps the Los Angeles metropolitan service area. Total rent expense under these spectrum leases amounted to $124,943 in 2016, $124,722 in 2015 and $110,044 in 2014, respectively, which is included in Cost of service in the accompanying consolidated statements of income and comprehensive income.

Based on the terms of these leases as of December 31, 2016, future spectrum lease obligations are expected to be as follows:

Years	Amount

2017	$103,919
2018	93,249
2019	82,781
2020	72,312
2021	72,312
2022 and thereafter	882,177

Total minimum payments	$1,306,750

The General Partner currently expects that any renewal option in the leases will be exercised.

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. In none of the currently pending matters is the amount of accrual material to the Partnership. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2016 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. The Partnership continuously monitors these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.

11.    RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at Beginning of the Year	Additions Charged to Operations	Write-offs Net of Recoveries	Balance at End of the Year

Accounts Receivable Allowances:
2016	$45,751	$71,925	$(70,038)	$47,638
2015	24,136	79,063	(57,448)	45,751
2014	21,600	34,370	(31,834)	24,136

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

Dated:  February 24, 2017

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

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 24, 2017
LeRoy T. Carlson, Jr.

/s/ Letitia G. Carlson, M.D.	Director	February 24, 2017
Letitia G. Carlson, M.D.

/s/ Prudence E. Carlson	Director	February 24, 2017
Prudence E. Carlson

/s/ Walter C. D. Carlson	Director	February 24, 2017
Walter C. D. Carlson

/s/ Clarence A. Davis	Director	February 24, 2017
Clarence A. Davis

/s/ Kenneth R. Meyers	Director	February 24, 2017
Kenneth R. Meyers

/s/ George W. Off	Director	February 24, 2017
George W. Off

/s/ Christopher D. O’Leary	Director	February 24, 2017
Christopher D. O’Leary

/s/ Mitchell H. Saranow	Director	February 24, 2017
Mitchell H. Saranow

/s/ Gary L. Sugarman	Director	February 24, 2017
Gary L. Sugarman

/s/ Herbert S. Wander	Director	February 24, 2017
Herbert S. Wander

/s/ David A Wittwer	Director	February 24, 2017
David A. Wittwer

Index to Exhibits

Exhibit	Description of Documents
Number

3.1	TDS’ Restated Certificate of Incorporation, dated January 24, 2012, is hereby incorporated by reference to Exhibit 3.1 to TDS’ Registration Statement on Form 8-A/A dated January 24, 2012.

3.2	TDS Restated Bylaws are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated August 19, 2015.

4.1	TDS’ Restated Certificate of Incorporation is hereby incorporated as Exhibit 3.1.

4.2	TDS Restated Bylaws are hereby incorporated as Exhibit 3.2.

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

4.5

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

10.8(a)*	U.S. Cellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016.

10.8(b)*

Amendment No. 1 to U.S. Cellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to U.S. Cellular's Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016.

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

10.12*

Form of TDS Corporate Officer Long-Term Incentive Plan Stock Option Award Agreement for Officers, is hereby incorporated by reference to Exhibit 10.3 to TDS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.13*	Form of TDS Corporate Officer Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated May 1, 2015.

10.14*	Form of TDS Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated June 16, 2016.

10.15*	TDS 2016 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated June 21, 2016.

10.16*

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

11	Statement regarding computation of earnings per share (included in Note 5 — Earnings Per Share in the Notes to Consolidated Financial Statements in Exhibit 13).

12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2016, 2015, 2014, 2013, and 2012.

13	Incorporated portions of 2016 Annual Report to Shareholders.

21	Subsidiaries of TDS.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

**

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.  The application for confidential treatment has been granted.