Form 10-Q
period 2017-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2017-05-05
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[x]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at March 31, 2017
Common Shares, $0.01 par value			103,076,101 Shares
Series A Common Shares, $0.01 par value			7,236,725 Shares

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis compares Telephone and Data Systems, Inc.’s (“TDS”) financial results for the three months ended March 31, 2017 to the three months ended March 31, 2016.  It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2016.  Calculated amounts and percentages are based on the underlying actual numbers rather than the numbers rounded to millions as presented.

This report contains statements that are not based on historical facts, including the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions.  These statements constitute and represent “forward looking statements” as this term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward looking statements. See Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement for additional information.

TDS uses certain “non-GAAP financial measures” and each such measure is identified in the MD&A.  A discussion of the reason TDS determines these metrics to be useful and a reconciliation of these measures to their most directly comparable measures determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) are included in the Supplemental Information Relating to Non-GAAP Financial Measures section within the MD&A of this Form 10-Q Report.

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

TDS Mission and Strategy

TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its people, and its communities.  In pursuing this mission, TDS seeks to profitably grow its businesses, create opportunities for its associates and employees, and build value over the long-term for its shareholders.  Across all of its businesses, TDS is focused on providing exceptional customer experiences through best-in-class services and products and superior customer service.

TDS’ long-term strategy calls for the majority of its capital to be reinvested in its operating businesses to strengthen their competitive positions and financial performance, while also returning value to TDS shareholders through the payment of a regular quarterly cash dividend and share repurchases.

In 2017, TDS is working to build shareholder value by continuing to execute on its strategies to build strong, competitive businesses providing high-quality, data-focused services and products.  Strategic efforts include:

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
  U.S. Cellular continues to enhance its spectrum position and monetize non-strategic assets by participating in auctions and entering into multiple agreements with third parties.  Certain of these agreements involve the purchase of licenses for cash, while others involve the exchange of licenses in non-operating markets for other licenses in operating markets and cash.  In April 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million in the forward auction of 600 MHz spectrum licenses.  In addition, U.S. Cellular closed on a license exchange agreement in the three months ended March 31, 2017, and received $15 million of cash and recognized a gain of $17 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.
  U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of connected machine-to-machine solutions and software applications across various categories.  U.S. Cellular will continue to enhance its advanced wireless services and connected solutions for consumer, business and government customers.
  By leveraging its investments in fiber and copper bonding, Wireline continues to focus on driving growth in its IPTV, broadband, and managedIP services.  With support from the FCC’s A-CAM program, Wireline will deploy higher speed broadband services to more rural areas.
  TDS Telecom’s Cable business has continued to make network capacity investments and offer more advanced services in its markets in line with its strategy to increase connections and grow broadband penetration.
  TDS Telecom’s HMS business is focused on growing recurring service revenues through increased sales of IT solutions including hosted and managed services, colocation services, and cloud computing services.

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
  Alternative Connect America Cost Model (“A-CAM”) – a USF support mechanism for rate-of-return carriers, which provides revenue support annually for ten years beginning in 2017.  This support comes with an obligation to build defined broadband speeds to a certain number of locations.
  Auctions 1000, 1001, and 1002 –  Auction 1000 is an FCC auction of 600 MHz spectrum licenses that started in 2016 and continued into 2017 involving: (1) a “reverse auction” in which broadcast television licensees submit bids to voluntarily relinquish spectrum usage rights in exchange for payments (referred to as Auction 1001); (2) a “repacking” of the broadcast television bands in order to free up certain broadcast spectrum for other uses; and (3) a “forward auction” of licenses for spectrum cleared through this process to be used for wireless communications (referred to as Auction 1002).
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
  DOCSIS – Data Over Cable Service Interface Specification is an international telecommunications standard that permits the addition of high-bandwidth data transfer to an existing cable TV system. DOCSIS 3.1 is a system specification that increases data transmission rates.
  Eligible Telecommunications Carrier (“ETC”) – designation by states for providing specified services in “high cost” areas which enables participation in universal service support mechanisms.
  FCC – Federal Communications Commission.
  Gross Additions – represents the total number of new connections added during the period, without regard to connections that were terminated during that period.
  IPTV Connections – represents the number of Wireline customers provided video services using IP networking technology.
  Machine-to-Machine or M2M – technology that involves the transmission of data between networked devices, as well as the performance of actions by devices without human intervention.  U.S. Cellular sells and supports M2M solutions to customers, provides connectivity for M2M solutions via the U.S. Cellular network, and has agreements with device manufacturers and software developers which offer M2M solutions.
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
  Retail Connections – the sum of U.S. Cellular postpaid connections and U.S. Cellular prepaid connections.
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
  Wireline Residential Revenue per Connection – is calculated by dividing total Wireline residential revenue by the average number of Wireline residential connections and by the number of months in the period.

Results of Operations — TDS Consolidated

	Three Months Ended
	March 31,
	2017	2016	2017 vs. 2016
(Dollars in millions)
Operating revenues
U.S. Cellular[1]	$936	$969	(3)%
TDS Telecom	299	281	6%
All other[2]	3	4	(8)%
Total operating revenues[1]	1,238	1,254	(1)%
Operating expenses
U.S. Cellular	882	959	(8)%
TDS Telecom	270	264	2%
All other[2]	4	5	(27)%
Total operating expenses	1,156	1,228	(6)%
Operating income
U.S. Cellular[1]	54	10	>100%
TDS Telecom	29	17	70%
All other[2]	(1)	(1)	97%
Total operating income[1]	82	26	>100%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	32	35	(8)%
Interest and dividend income[1]	4	3	63%
Interest expense	(42)	(41)	(1)%
Other, net	1	–	>100%
Total investment and other income[1]	(5)	(3)	(33)%

Income before income taxes	77	23	>100%
Income tax expense	34	13	>100%

Net income	43	10	>100%
Less: Net income attributable to noncontrolling interests, net of tax	6	2	>100%
Net income attributable to TDS shareholders	$37	$8	>100%

Capital expenditures	$96	$125	(23)%

[1]

Equipment installment plan interest income is reflected as a component of Service revenues consistent with an accounting policy change effective January 1, 2017.  All prior period numbers have been recast to conform to this accounting change.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

[2]	Consists of corporate and other operations and intercompany eliminations.

TDS’ 1% decrease in operating revenues was due primarily to a decrease in retail service revenues at U.S. Cellular. Retail service revenues continue to be impacted by industry-wide price competition.

TDS’ 6% decrease in operating expenses was due primarily to a decrease in Cost of equipment sold, lower advertising and commission expenses, and a gain recognized as a result of a license exchange transaction.

Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.  TDS’ investment in the Los Angeles SMSA Limited Partnership (“LA Partnership”) contributed $16 million and $19 million to Equity in earnings of unconsolidated entities in 2017 and 2016, respectively.  See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Income tax expense

The effective tax rate on Income before income taxes in 2017 and 2016 was 44.3% and 55.7%, respectively.  The higher rate in 2016 is due primarily to discrete tax adjustments that had a disproportionate impact on the tax rate because of the relatively low pretax income in that quarter.

Net income attributable to noncontrolling interests, net of tax

	Three Months Ended
	March 31,
	2017	2016
(Dollars in millions)
U.S. Cellular noncontrolling public shareholders’	$4	$1
Noncontrolling shareholders’ or partners’	2	1
Net income attributable to noncontrolling interests, net of tax	$6	$2

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income (loss).

Three Months Ended Net income and Adjusted EBITDA increased due primarily to improved Operating income levels within each business segment.
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
  Employs approximately 6,200 employees
  Headquartered in Chicago, Illinois
  6,417 cell sites including 4,041 owned towers in service

Operational Overview

	YTD 2017	YTD 2016
Postpaid Connections
Gross Additions	146,000	215,000
Net Additions (Losses)	(27,000)	45,000
Churn:	1.29%	1.28%
Handsets	1.08%	1.18%
Connected Devices	2.55%	2.01%
Connections – end of period	4,455,000	4,454,000
Prepaid Connections – end of period	480,000	399,000
Retail Connections – end of period	4,935,000	4,853,000

U.S. Cellular believes the decrease in postpaid net additions is a result of lower gross additions, which were impacted by competitive pressures.  Total postpaid churn remained relatively flat in the first quarter of 2017 when compared to the same period last year.

Postpaid Revenue

	Three Months Ended
	March 31,
	2017	2016
Average Revenue Per User (ARPU)	$45.42	$48.13
Average Billings Per User (ABPU)[1]	$55.82	$56.06

Average Revenue Per Account (ARPA)	$121.88	$125.36
Average Billings Per Account (ABPA)[1]	$149.78	$145.99

[1]	Postpaid ABPU and Postpaid ABPA are non-GAAP financial measures. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of these measures.

Postpaid ARPU and Postpaid ARPA decreased in 2017 due primarily to industry-wide price competition and discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal.  These factors were partially offset by the impacts of continued adoption of smartphones and the related increase in service revenues from data usage.

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

Equipment installment plan billings increased in 2017 due to increased adoption of equipment installment plans by postpaid customers.  Postpaid ABPU decreased in 2017 as the increase in equipment installment plan billings was more than offset by the decline in Postpaid ARPU discussed above.  Postpaid ABPA, however, increased in 2017 as the increase in equipment installment plan billings more than offset the decline in Postpaid ARPA discussed above.  U.S. Cellular expects the adoption and penetration of equipment installment plans to continue to increase given a recent change in its equipment offerings.  Effective in September 2016, all equipment sales to retail customers are made under installment plans.

Financial Overview — U.S. Cellular

	Three Months Ended
	March 31,
			2017 vs.
	2017	2016	2016
(Dollars in millions)
Retail service	$657	$682	(4)%
Inbound roaming	27	36	(26)%
Other[1]	62	53	17%
Service revenues[1]	746	771	(3)%
Equipment sales	190	198	(4)%
Total operating revenues[1]	936	969	(3)%

System operations (excluding Depreciation, amortization and accretion reported below)	175	184	(4)%
Cost of equipment sold	228	256	(11)%
Selling, general and administrative	339	361	(6)%
	742	801	(7)%

Operating cash flow[1,2]	194	168	15%

Depreciation, amortization and accretion	153	153	1%
(Gain) loss on asset disposals, net	4	5	(28)%
(Gain) loss on license sales and exchanges, net	(17)	–	N/M
Total operating expenses	882	959	(8)%
Operating income¹	$54	$10	>100%

Net income	$28	$9	>100%

Adjusted EBITDA[2]	$229	$206	11%

Capital expenditures	$61	$79	(23)%

N/M - Percentage change not meaningful

[1]

Equipment installment plan interest income is reflected as a component of Service revenues consistent with an accounting policy change effective January 1, 2017.  All prior period numbers have been recast to conform to this accounting change.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

[2]	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Service revenues consist of:

  Retail Service - Charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data services and products
  Inbound Roaming - Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming
  Other Service – Primarily amounts received from the Federal USF, imputed interest recognized on equipment installment plan contracts and tower rental revenues

Equipment revenues consist of:

  Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:

Total operating revenues

On January 1, 2017, U.S. Cellular elected to change the classification of interest income on equipment installment plan contracts from Interest and dividend income to Service revenues in the Consolidated Statement of Operations.  All prior period numbers have been recast to conform to this accounting change.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

Service revenues decreased as a result of (i) a decrease in retail service revenues primarily driven by industry-wide price competition and discounts on shared data plans provided to customers on equipment installment plans and those providing their own device at the time of activation or renewal; and (ii) a decrease in inbound roaming revenues driven by lower roaming rates.  Such reductions were partially offset by an increase in the average connections base, continued adoption of smartphones, and an increase in imputed interest income on equipment installment plans.

Federal USF revenue remained flat year over year at $23 million.  Pursuant to the FCC's Reform Order (“Reform Order”), U.S. Cellular’s current Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012.  The Phase II Mobility Fund (“MF2”) was not operational as of July 2014 and, therefore, as provided by the Reform Order, the phase down was suspended at 60% of the baseline amount until such time as the FCC had taken steps to establish the MF2.  In February 2017, the FCC adopted an Order concerning MF2 and the resumption of the phase down. See the Regulatory Matters section in this MD&A for a description of the Reform Order and its expected impacts.

Equipment sales revenues decreased due to an overall reduction in the number of devices sold, along with the related impact on accessories revenues, as well as reductions in device activation fees and post-sale installment revenues reflecting changes in plan offerings.  These impacts were partially offset by an increase in the proportion of new device sales made under equipment installment plans versus subsidy plans and, to a lesser extent, a mix shift from connected devices to smartphones.

System operations expenses

System operations expenses decreased in 2017 when compared to 2016 as a result of the following drivers:

Expenses incurred when U.S. Cellular’s customers used other carriers’ networks while roaming decreased $3 million or 8% largely due to lower rates for both data and voice traffic, partially offset by increased data roaming usage.

Customer usage expenses decreased $3 million or 7% driven primarily by decreased circuit costs.

Maintenance, utility and cell site expenses decreased $2 million or 2% mainly driven by decreased tower maintenance and repair costs, partially offset by increased cell site rent and higher support costs for the 4G LTE network.

Cost of equipment sold

The decrease in Cost of equipment sold is mainly due to an overall reduction in devices sold, partially offset by a shift in sales from connected devices to higher cost smartphones.  Cost of equipment sold in 2017 included $168 million related to equipment installment plan sales compared to $160 million in 2016.  Loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $38 million and $58 million in 2017 and 2016, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased due primarily to lower advertising expenses as well as lower agent and retail commission expenses driven by fewer activations and renewals.

(Gain) loss on license sales and exchanges, net

A gain of $17 million was recognized in 2017 as a result of a license exchange transaction with a third party.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

TDS TELECOM OPERATIONS

Business Overview

TDS Telecom operates in three reportable segments: Wireline, Cable and HMS. The overall strategy for the Wireline and Cable businesses is to provide the best broadband connection in the market in order to capitalize on data growth and customers’ need for higher speeds and leverage that growth by bundling services with video and voice.  In addition, through its HMS business, TDS Telecom provides a wide range of Information Technology (“IT”) services including colocation, cloud and hosting solutions, managed services, applications management, and sales of IT hardware and related maintenance and professional services.

OPERATIONS

  TDS Telecom operates in 34 states, and through its Wireline and Cable operations provides broadband, video and voice services to approximately 1.2 million connections.
  Employs approximately 3,300 employees.
  Wireline operates incumbent local exchange carriers (“ILEC”) and competitive local exchange carriers (“CLEC”) in 27 states.
  Cable operates primarily in Oregon, Utah, Colorado, New Mexico and Texas.
  HMS operates a total of eight data centers.  It owns two data centers in Iowa, one each in Minnesota, Wisconsin, Colorado and Oregon and it leases two data centers in Arizona.

Financial Overview — TDS Telecom

	Three Months Ended
	March 31,
			2017 vs.
	2017	2016	2016
(Dollars in millions)
Operating revenues
Wireline	$179	$173	3%
Cable	49	45	10%
HMS	71	64	11%
Intra-company elimination	(1)	(1)	(2)%
TDS Telecom operating revenues	299	281	6%

Operating expenses
Wireline	150	153	(2)%
Cable	47	44	6%
HMS	74	68	8%
Intra-company elimination	(1)	(1)	(2)%
TDS Telecom operating expenses	270	264	2%

TDS Telecom operating income	$29	$17	70%

Net income	$18	$10	70%

Adjusted EBITDA[1]	$86	$76	13%

Capital expenditures	$33	$42	(22)%

Numbers may not foot due to rounding.

[1]	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Three Months Ended

Operating revenues grew 6% in 2017 due to increased support revenue provided through the A-CAM program, IPTV and Cable broadband connection growth, price increases for video and broadband services and increases in HMS equipment revenues.

Total operating expenses

Operating expenses increased in 2017 due primarily to increased HMS equipment cost of goods sold and higher video programming costs.

WIRELINE OPERATIONS

Business Overview

TDS Telecom’s Wireline business provides broadband, video and voice services.  These services are provided to residential, commercial, and wholesale customers in a mix of rural, small town and suburban markets, with the largest concentration of its customers in the Upper Midwest and the Southeast.  TDS Telecom’s strategy is to offer its residential customers broadband, video, and voice services through value-added bundling.  In its commercial business, TDS Telecom’s focus is on small- to medium-sized businesses and its sales efforts emphasize advanced IP-based voice and data services.

Operational Overview

Residential broadband customers are increasingly choosing higher speeds in ILEC markets with 54% choosing speeds of 10 Mbps or greater and 20% choosing speeds of 50 Mbps or greater.	Increases in broadband speeds, IPTV connection growth, and price increases drove a 4% increase in average revenue per connection.

Total residential connections were relatively flat as growth in IPTV connections was offset by declines in voice and broadband connections.	Total commercial connections decreased by 4% as declines in voice and broadband connections outpaced the growth in managedIP connections.

Financial Overview — Wireline

	Three Months Ended
	March 31,
	2017	2016	2017 vs. 2016
(Dollars in millions)
Residential	$79	$76	4%
Commercial	51	54	(6)%
Wholesale	49	43	15%
Service revenues	179	173	4%
Equipment and product sales	–	–	(37)%
Total operating revenues	179	173	3%

Cost of services (excluding Depreciation, amortization and accretion reported below)	63	62	2%
Cost of equipment and products	1	1	6%
Selling, general and administrative	48	48	(2)%
	111	111	-

Operating cash flow[1]	68	62	9%

Depreciation, amortization and accretion	39	42	(6)%
Total operating expenses	150	153	(2)%
Operating income	$29	$20	41%

Income before income taxes	$30	$22	41%

Adjusted EBITDA[1]	$69	$63	10%

Capital expenditures	$17	$27	(37)%

Numbers may not foot due to rounding.

[1]	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

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

Key components of changes in the statement of operations items were as follows:

Total operating revenues

Residential revenues increased in 2017 as growth in broadband speeds and IPTV connections and price increases for broadband and video services more than offset the decline in legacy voice services. IPTV average connections grew 20%, offset by a 3% decline in average voice connections.

Commercial revenues decreased in 2017 due to declining legacy voice and data connections.

Wholesale revenues increased in 2017 due primarily to increased support received from the A-CAM program.

Cost of services

Cost of services increased in 2017 due to increased charges related to growth in IPTV, offset by reduced costs of provisioning circuits, purchasing unbundled network elements and providing long-distance services.

Selling, general and administrative expenses

Selling, general and administrative expenses were relatively flat in 2017 compared to 2016.

Depreciation, amortization and accretion

Depreciation, amortization and accretion decreased in 2017 as certain assets became fully depreciated.

CABLE OPERATIONS

Business Overview

TDS Telecom’s cable strategy is to expand its broadband services and leverage that growth by bundling with video and voice services.  TDS Telecom seeks to be the leading provider of broadband services in its targeted markets by leveraging its core competencies in network management and customer focus.

Operational Overview

Cable connections grew 4% over 2016 with increases in broadband and voice exceeding declines in video.

Financial Overview — Cable

	Three Months Ended
	March 31,
	2017	2016	2017 vs. 2016
(Dollars in millions)
Residential	$41	$35	15%
Commercial	9	10	(8)%
Total operating revenues	49	45	10%

Cost of services (excluding Depreciation, amortization and accretion reported below)	24	22	8%
Selling, general and administrative	13	12	3%
	36	34	6%

Operating cash flow[1]	13	11	23%

Depreciation, amortization and accretion	10	9	10%
(Gain) loss on asset disposals, net	–	1	(23)%
Total operating expenses	47	44	6%
Operating income	$2	$1	>100%

Income before income taxes	$2	$–	>100%

Adjusted EBITDA[1]	$13	$10	23%

Capital expenditures	$9	$13	(30)%

Numbers may not foot due to rounding.

[1]	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Residential and Commercial revenues consist of:

  Broadband services, including high-speed internet, security and support services
  Video services, including premium programming in HD, multi-room, and TV Everywhere offerings
  Voice services

Key components of changes in the statement of operations items were as follows:

Commentary

Residential revenues increased in 2017 due primarily to growth in broadband connections and price increases.  A change in classification of certain bulk broadband and video connections increased residential revenues and reduced commercial revenues by $2 million in 2017.  Cost of services increased in 2017 due primarily to increases in programming fees, employee and maintenance costs.  Selling, general and administrative expenses increased in 2017 due to increased IT-related expense offset by lower property taxes.

HMS OPERATIONS

Business Overview

Under TDS Telecom’s OneNeck IT Solutions brand, TDS Telecom offers a full suite of IT solutions ranging from equipment resale to full management and hosting of a customer’s IT infrastructure and applications.  The goal of HMS operations is to create, deliver, and support a platform of IT products and services tailored for mid-market business customers.

Financial Overview — HMS

	Three Months Ended
	March 31,
	2017	2016	2017 vs. 2016
(Dollars in millions)
Service revenues	$29	$29	(1)%
Equipment and product sales	43	35	21%
Total operating revenues	71	64	11%

Cost of services (excluding Depreciation, amortization and accretion reported below)	20	21	(3)%
Cost of equipment and products	36	29	21%
Selling, general and administrative	11	11	1%
	67	61	9%

Operating cash flow[1]	4	3	42%

Depreciation, amortization and accretion	7	7	(6)%
Total operating expenses	74	68	8%
Operating loss	$(2)	$(4)	43%

Loss before income taxes	$(3)	$(5)	37%

Adjusted EBITDA[1]	$5	$3	41%

Capital expenditures	$6	$2	>100%

Numbers may not foot due to rounding.

[1]	Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Service revenues consist of:

  Cloud and hosting solutions
  Managed services
  Enterprise Resource Planning (“ERP”) application management
  Professional services
  Colocation services
  IT hardware maintenance services

Equipment revenues consist of:

  IT hardware sales

Key components of changes in the statement of operations items were as follows:

Commentary

Service revenues were unchanged in 2017 due to the increase in professional service and installation revenues offset by a 3% decline in recurring hosting revenues.  Equipment and product sales revenues from sales of IT infrastructure hardware solutions increased in 2017. There was a corresponding increase in Cost of equipment and products.  Cost of services decreased in 2017 due to reduced employee expenses and maintenance and support costs.  Selling, general and administrative expenses were relatively flat in 2017 compared to 2016.

Liquidity and Capital Resources

Sources of Liquidity

TDS and its subsidiaries operate capital-intensive businesses.  Historically, TDS has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes.  In the past, TDS’ existing cash and investment balances, funds available under its revolving credit facilities, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating, investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions.  There is no assurance that this will be the case in the future.  See Market Risk for additional information regarding maturities of long-term debt.

Although TDS currently has a significant cash balance, in certain recent periods, TDS has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment) and this will continue in the future if operating results do not improve or capital expenditures are not reduced.  TDS currently expects to have negative free cash flow in 2017.  However, TDS believes that existing cash and investment balances, funds available under its revolving credit facilities, and expected cash flows from operating and investing activities provide liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the coming year.

TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of cable, wireless or wireline telecommunications services, IT services or other businesses, spectrum license or system acquisitions, system development and network capacity expansion, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments.  It may be necessary from time to time to increase the size of the existing revolving credit facilities, to put in place new credit facilities, to explore additional sources of liquidity through the securitization of equipment installment plan receivables, or to obtain other forms of financing in order to fund potential expenditures.  TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain short or long-term financing on acceptable terms, TDS makes significant spectrum license purchases, TDS makes significant business acquisitions, the LA Partnership discontinues or reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.  In addition, although sales of assets or businesses by TDS have been an important source of liquidity in prior periods, TDS does not expect a similar level of such sales in the future, which will reduce a source of liquidity.

TDS’ credit rating has been sub-investment grade since 2014.  There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS.  Insufficient cash flows from operating activities, changes in its credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of TDS or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of spectrum licenses, and/or reduce or cease share repurchases and/or the payment of dividends.  TDS cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.  Any of the foregoing would have an adverse impact on TDS’ businesses, financial condition or results of operations.

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

At March 31, 2017, TDS’ consolidated cash and cash equivalents totaled $896 million compared to $900 million at December 31, 2016.  The majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes, including spectrum purchases and capital expenditures.  These credit facilities mature in June 2021.

TDS and U.S. Cellular’s unused capacity under their revolving credit facilities was $399 million and $298 million, respectively, as of March 31, 2017.  TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit facilities as of that date.

TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.

Long-term debt payments due for the remainder of 2017 and the next four years represent less than 3% of TDS’ total long-term debt obligation as of March 31, 2017.

Capital Expenditures

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, in 2017 and 2016 were as follows:

U.S. Cellular’s capital expenditures for 2017 are expected to be approximately $500 million.  These expenditures are expected to be for the following general purposes:

  Expand and enhance network coverage, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;
  Deployment of VoLTE technology in certain markets;
  Expand and enhance the retail store network; and
  Develop and enhance office systems.

TDS Telecom’s capital expenditures for 2017 are expected to be approximately $225 million.  These expenditures are expected to be for the following general purposes:

  Maintain and enhance existing infrastructure at Wireline, Cable and HMS;
  Upgrade broadband capacity and speeds; and
  Support success-based spending to sustain IPTV, Cable and HMS growth.

TDS plans to finance its capital expenditures program for 2017 using primarily Cash flows from operating activities, existing cash balances, borrowings under its revolving credit agreements and/or other long-term debt.

Acquisitions, Divestitures and Exchanges

TDS may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties, wireless spectrum and other possible businesses.  In general, TDS may not disclose such transactions until there is a definitive agreement.  TDS assesses its business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital.  As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum; and telecommunications, cable, HMS or other possible businesses.  TDS also may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

In July 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002.  In April 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million.   Prior to commencement of the forward auction, U.S. Cellular made an upfront payment to the FCC of $143 million in June 2016 and is now required to pay $186 million, the remaining amount due for the purchase of the licenses, to the FCC in May 2017.  U.S. Cellular expects to make such payment using cash on hand and expects to receive the licenses at the conclusion of the FCC’s standard post-auction licensing process.

In February 2016, U.S. Cellular entered into an agreement with a third party to exchange certain 700 MHz licenses for certain AWS and PCS licenses and $28 million of cash.  This license exchange was accomplished in two closings.  The first closing occurred in the second quarter of 2016, at which time U.S. Cellular received $13 million of cash and recorded a gain of $9 million.  The second closing occurred in the first quarter of 2017, at which time U.S. Cellular received $15 million of cash and recorded a gain of $17 million.

Variable Interest Entities

TDS consolidates certain entities because they are “variable interest entities” under GAAP.  See Note 8 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities.  TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

In the first quarter of 2017, U.S. Cellular formed USCC EIP LLC, a special purpose entity (“SPE”), to facilitate the potential financing of its equipment installment plan receivable balances in the future.  During 2017, net equipment installment plan receivables totaling $679 million were transferred to the newly formed servicing SPE from affiliated entities.  On a consolidated basis, the transfer of receivables into this SPE did not have a material impact to the consolidated financial statements of TDS.

Common Share Repurchase Programs

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Common Shares, in each case subject to any available repurchase program.  Share repurchases made under these programs in 2017 and 2016 were as follows:

	Number of	Average Cost	Dollar Amount
Three Months Ended March 31,	Shares	Per Share	(in millions)
2017
TDS Common Shares	–	$–	$–
U.S. Cellular Common Shares	–	$–	$–

2016
TDS Common Shares	111,700	$22.56	$3
U.S. Cellular Common Shares	46,861	$34.77	$2

For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

In 2009, the Board of Directors of U.S. Cellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis.  In December 2016, the U.S. Cellular Board amended this authorization to provide that the number of shares authorized for repurchase with respect to a particular year will be any amount from zero to 1,300,000 beginning on January 1, 2017, as determined by the U.S. Cellular Pricing Committee, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year.  The Pricing Committee did not specify any amount as of January 1, 2017.  The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time.  As a result, there was no change to the cumulative amount of the share repurchase authorization as of January 1, 2017.  As of March 31, 2017, the total cumulative amount of Common Shares authorized to be purchased is 5,900,849.

All outstanding TDS Preferred Shares were redeemed in April 2017 for $1 million.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2016 and March 31, 2017 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis

TDS operates a capital- and marketing-intensive business.  TDS makes substantial investments to acquire wireless licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to TDS’ networks.  TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including spectrum licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes TDS' cash flow activities for the three months ended March 31, 2017 and 2016.

2017 Commentary

TDS’ cash and cash equivalents remained flat since December 31, 2016.  Net cash provided by operating activities was $137 million in 2017, due primarily to net income of $43 million plus non-cash items of $201 million and distributions received from unconsolidated entities of $11 million.  This was partially offset by changes in working capital items which decreased cash by $118 million.  The decrease in working capital items was due in part to a $44 million increase in equipment installment plan receivables, which are expected to continue to increase and further require the use of working capital in the near term.  The decrease was also a result of a $75 million decrease in accounts payable.

The net cash provided by operating activities was offset by cash flows used for investing activities of $125 million.  Cash paid for additions to property, plant and equipment in the first quarter of 2017 totaled $127 million.  Cash paid for acquisitions and licenses was $14 million which was offset by Cash received from divestitures and exchanges of $16 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Cash flows used for financing activities were $16 million for the three months ended March 31, 2017, reflecting ordinary activity such as the payment of dividends and the scheduled repayments of debt.

2016 Commentary

TDS’ Cash and cash equivalents increased $69 million in 2016.  Net cash provided by operating activities was $246 million in 2016 due to net income of $10 million plus non-cash items of $217 million and distributions received from unconsolidated entities of $14 million.  Changes in working capital items provided net cash of $5 million.  TDS received a federal tax refund of $63 million related to an overpayment of the 2015 expected tax liability.  This was partially offset by a use of cash of $41 million due to an increase in equipment installment plan receivables. The net cash provided by operating activities was partially offset by Cash flows used for investing activities of $157 million.  Cash paid in 2016 for additions to property, plant and equipment totaled $159 million and is reported in the Consolidated Statement of Cash Flows.

Consolidated Balance Sheet Analysis

The following discussion addresses certain captions in the consolidated balance sheet and changes therein.  This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.  Changes in financial condition during 2017 are as follows:

Accounts Payable

Accounts payable decreased $105 million due primarily to reduction of expenses in the first quarter of 2017 as well as payment timing differences.

Accrued Compensation

Accrued compensation decreased $50 million due primarily to employee bonus payments in March 2017.

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

Management uses Adjusted EBITDA and Operating cash flow as measurements of profitability and, therefore, reconciliations to applicable GAAP income measures are deemed appropriate.  Management believes Adjusted EBITDA and Operating cash flow are useful measures of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.  Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Operating cash flow reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities.  The following table reconciles Adjusted EBITDA and Operating cash flow to the corresponding GAAP measure, Net income or Income (loss) before income taxes.  Income tax expense is not provided at the individual segment level for Wireline, Cable and HMS.  TDS calculates income tax expense for TDS Telecom in total.

	Three Months Ended
	March 31,
TDS ̶ CONSOLIDATED	2017	2016
(Dollars in millions)
Net income (GAAP)	$43	$10
Add back:
Income tax expense	34	13
Interest expense	42	41
Depreciation, amortization and accretion	211	212
EBITDA (Non-GAAP)	330	276
Add back or deduct:
(Gain) loss on license sales and exchanges, net	(17)	–
(Gain) loss on asset disposals, net	4	6
Adjusted EBITDA (Non-GAAP)	317	282
Deduct:
Equity in earnings of unconsolidated entities	32	35
Interest and dividend income[1]	4	3
Other, net	1	–
Operating cash flow (Non-GAAP)[1]	280	244
Deduct:
Depreciation, amortization and accretion	211	212
(Gain) loss on license sales and exchanges, net	(17)	–
(Gain) loss on asset disposals, net	4	6
Operating income (GAAP)¹	$82	$26

	Three Months Ended
	March 31,
U.S. CELLULAR	2017	2016
(Dollars in millions)
Net income (GAAP)	$28	$9
Add back:
Income tax expense	33	11
Interest expense	28	28
Depreciation, amortization and accretion	153	153
EBITDA (Non-GAAP)	242	201
Add back or deduct:
(Gain) loss on license sales and exchanges, net	(17)	–
(Gain) loss on asset disposals, net	4	5
Adjusted EBITDA (Non-GAAP)	229	206
Deduct:
Equity in earnings of unconsolidated entities	33	35
Interest and dividend income[1]	3	2
Other, net	(1)	1
Operating cash flow (Non-GAAP)[1]	194	168
Deduct:
Depreciation, amortization and accretion	153	153
(Gain) loss on license sales and exchanges, net	(17)	–
(Gain) loss on asset disposals, net	4	5
Operating income (GAAP)¹	$54	$10

	Three Months Ended
	March 31,
TDS TELECOM	2017	2016
(Dollars in millions)
Net income (GAAP)	$18	$10
Add back:
Income tax expense	11	7
Interest expense	1	–
Depreciation, amortization and accretion	56	58
EBITDA (Non-GAAP)	86	75
Add back or deduct:
(Gain) loss on asset disposals, net	1	1
Adjusted EBITDA (Non-GAAP)	86	76
Deduct:
Interest and dividend income	1	1
Other, net	–	(1)
Operating cash flow (Non-GAAP)	85	76
Deduct:
Depreciation, amortization and accretion	56	58
(Gain) loss on asset disposals, net	1	1
Operating income (GAAP)	$29	$17

Numbers may not foot due to rounding.

	Three Months Ended
	March 31,
WIRELINE	2017	2016
(Dollars in millions)
Income before income taxes (GAAP)	$30	$22
Add back:
Interest expense	–	(1)
Depreciation, amortization and accretion	39	42
EBITDA (Non-GAAP)	69	63
Add back or deduct:
(Gain) loss on asset disposals, net	–	–
Adjusted EBITDA (Non-GAAP)	69	63
Deduct:
Interest and dividend income	1	1
Other, net	–	–
Operating cash flow (Non-GAAP)	68	62
Deduct:
Depreciation, amortization and accretion	39	42
(Gain) loss on asset disposals, net	–	–
Operating income (GAAP)	$29	$20

Numbers may not foot due to rounding.

	Three Months Ended
	March 31,
CABLE	2017	2016
(Dollars in millions)
Income before income taxes (GAAP)	$2	$–
Add back:
Depreciation, amortization and accretion	10	9
EBITDA (Non-GAAP)	12	9
Add back or deduct:
(Gain) loss on asset disposals, net	–	1
Adjusted EBITDA (Non-GAAP)	13	10
Deduct:
Other, net	–	(1)
Operating cash flow (Non-GAAP)	13	11
Deduct:
Depreciation, amortization and accretion	10	9
(Gain) loss on asset disposals, net	–	1
Operating income (GAAP)	$2	$1

Numbers may not foot due to rounding.

	Three Months Ended
	March 31,
HMS	2017	2016
(Dollars in millions)
Loss before income taxes (GAAP)	$(3)	$(5)
Add back:
Interest expense	1	1
Depreciation, amortization and accretion	7	7
EBITDA (Non-GAAP)	5	3
Add back or deduct:
(Gain) loss on asset disposals, net	–	–
Adjusted EBITDA (Non-GAAP)	5	3
Deduct:
Other, net	–	–
Operating cash flow (Non-GAAP)	4	3
Deduct:
Depreciation, amortization and accretion	7	7
(Gain) loss on asset disposals, net	–	–
Operating loss (GAAP)	$(2)	$(4)

Numbers may not foot due to rounding.

[1]

Equipment installment plan interest income is reflected as a component of Service revenues consistent with an accounting policy change effective January 1, 2017.  All prior period numbers have been recast to conform to this accounting change.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

Free Cash Flow

The following table presents Free cash flow.  Management uses Free cash flow as a liquidity measure and it is defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment.  Free cash flow is a non-GAAP financial measure which TDS believes may be useful to investors and other users of its financial information in evaluating liquidity, specifically, the amount of cash generated by business operations, after Cash paid for additions to property, plant and equipment.

	Three Months Ended March 31,
	2017	2016
(Dollars in millions)
Cash flows from operating activities (GAAP)	$137	$246
Less: Cash paid for additions to property, plant and equipment	127	159
Free cash flow (Non-GAAP)	$10	$87

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

	Three Months Ended March 31,
	2017	2016
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$608	$639
Average number of postpaid connections	4.46	4.43
Number of months in period	3	3
Postpaid ARPU (GAAP metric)	$45.42	$48.13

Calculation of Postpaid ABPU
Postpaid service revenues	$608	$639
Equipment installment plan billings	139	105
Total billings to postpaid connections	$747	$744
Average number of postpaid connections	4.46	4.43
Number of months in period	3	3
Postpaid ABPU (Non-GAAP metric)	$55.82	$56.06

Calculation of Postpaid ARPA
Postpaid service revenues	$608	$639
Average number of postpaid accounts	1.66	1.70
Number of months in period	3	3
Postpaid ARPA (GAAP metric)	$121.88	$125.36

Calculation of Postpaid ABPA
Postpaid service revenues	$608	$639
Equipment installment plan billings	139	105
Total billings to postpaid accounts	$747	$744
Average number of postpaid accounts	1.66	1.70
Number of months in period	3	3
Postpaid ABPA (Non-GAAP metric)	$149.78	$145.99

Application of Critical Accounting Policies and Estimates

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2016.

Effective January 1, 2017, TDS elected to change the classification of interest income on equipment installment plan contracts from Interest and dividend income to Service revenues in the Consolidated Statement of Operations.  All prior period numbers have been recast to conform to the current year presentation.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional information regarding this accounting change.  There were no other material changes to TDS’ application of critical accounting policies and estimates during the three months ended March 31, 2017.

Recent Accounting Pronouncements

See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

Regulatory Matters

FCC Auction 1002

In July 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002.  In April 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million.   Prior to commencement of the forward auction, U.S. Cellular made an upfront payment to the FCC of $143 million in June 2016 and is now required to pay $186 million, the remaining amount due for the purchase of the licenses, to the FCC in May 2017.  U.S. Cellular expects to make such payment using cash on hand and expects to receive the licenses at the conclusion of the FCC’s standard post-auction licensing process.

FCC Reform Order

Pursuant to the Reform Order, U.S. Cellular’s current Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012.  The MF2 was not operational as of July 2014 and, therefore, as provided by the Reform Order, the phase down was suspended at 60% of the baseline amount until such time as the FCC had taken steps to establish the MF2.  In February 2017, the FCC adopted an Order concerning MF2 and the resumption of the phase down. The Order establishes a MF2 support fund of $453 million annually for ten years to be distributed through a market-based, multi-round reverse auction.  The Order further states that the phase down of legacy support for areas that do not receive support under MF2 will commence on the first day of the month following the completion of the auction and will conclude two years later. U.S. Cellular cannot predict at this time when the MF2 auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the MF2 auction will provide opportunities to the company to offset any loss in existing support.  However, U.S. Cellular currently expects that its legacy support will continue at the current level for 2017.

Other Regulatory Considerations

Since the filing of TDS’ Annual Report on Form 10-K on February 24, 2017, there have been certain developments relating to changes to existing policies with respect to Federal regulations that have been under review.

In March 2017, both the U.S. Senate and U.S. House of Representatives approved a joint resolution under the Congressional Review Act to repeal regulations approved by the FCC in October 2016 governing consumer privacy by broadband Internet service providers.  The President approved the resolution in April 2017.  The repeal removed the pending FCC rules, which would have gone into effect later in 2017.  The rules would have prohibited broadband internet service providers from sharing certain sensitive customer information unless customers opted in and expressly agreed to share such information.  TDS will continue to protect customer information in accordance with Section 222 of the Telecommunications Act and its publicly available Privacy Statement until such time as regulators adopt other privacy requirements.

FCC Notice of Proposed Rulemaking

In April 2017, the FCC released the text of a proposal to reconsider decisions made in the FCC’s 2015 Open Internet and Title II Order.  A Notice of Proposed Rulemaking (“NPRM”) has been tentatively scheduled for the May 18, 2017, Open Meeting.  If adopted as proposed, the item would reverse the FCC’s decision to reclassify Broadband Internet Access Services as telecommunications services subject to regulation under Title II of the Telecommunications Act.  The NPRM would also seek comment on blocking, throttling, paid prioritization, and transparency rules adopted as part of the FCC’s previous rulemaking.

If it is adopted, the NPRM will be subject to public comment and further action by the FCC, and any final rules adopted may differ from those proposed in the NPRM.  Also, there may be legal proceedings challenging any rule changes that are ultimately adopted.  TDS cannot predict the outcome of these proceedings or the impact on its business.

Private Securities Litigation Reform Act of 1995

Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2016.  Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2016, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business, financial condition or results of operations.

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

Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2016, may not be the only risks that could affect TDS.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.  Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2016.

Quantitative and Qualitative Disclosures about Market Risk

MARKET RISK

Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2016, for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt. There have been no material changes to such information since December 31, 2016.

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of March 31, 2017.

Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$997	$1,011
Equipment and product sales	241	243
Total operating revenues	1,238	1,254

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	282	288
Cost of equipment and products	270	291
Selling, general and administrative	406	431
Depreciation, amortization and accretion	211	212
(Gain) loss on asset disposals, net	4	6
(Gain) loss on license sales and exchanges, net	(17)	–
Total operating expenses	1,156	1,228

Operating income	82	26

Investment and other income (expense)
Equity in earnings of unconsolidated entities	32	35
Interest and dividend income	4	3
Interest expense	(42)	(41)
Other, net	1	–
Total investment and other income (expense)	(5)	(3)

Income before income taxes	77	23
Income tax expense	34	13
Net income	43	10
Less: Net income attributable to noncontrolling
interests, net of tax	6	2
Net income attributable to TDS shareholders	37	8
TDS Preferred dividend requirement	–	–
Net income available to TDS common shareholders	$37	$8

Basic weighted average shares outstanding	110	109
Basic earnings per share available to TDS common shareholders	$0.34	$0.07

Diluted weighted average shares outstanding	112	110
Diluted earnings per share available to TDS common shareholders	$0.33	$0.07

Dividends per share to TDS shareholders	$0.155	$0.148

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
(Dollars in millions)
Net income	$43	$10
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost
for the period
Amortization of prior service cost	(1)	–
Comprehensive income	42	10
Less: Net income attributable to noncontrolling
interests, net of tax	6	2
Comprehensive income attributable to TDS shareholders	$36	$8

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
(Dollars in millions)
Cash flows from operating activities
Net income	$43	$10
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	211	212
Bad debts expense	24	19
Stock-based compensation expense	11	9
Deferred income taxes, net	(1)	5
Equity in earnings of unconsolidated entities	(32)	(35)
Distributions from unconsolidated entities	11	14
(Gain) loss on asset disposals, net	4	6
(Gain) loss on license sales and exchanges, net	(17)	–
Noncash interest expense	1	1
Changes in assets and liabilities from operations
Accounts receivable	28	20
Equipment installment plans receivable	(44)	(41)
Inventory	–	(1)
Accounts payable	(75)	39
Customer deposits and deferred revenues	(12)	(6)
Accrued taxes	33	63
Accrued interest	9	9
Other assets and liabilities	(57)	(78)
Net cash provided by operating activities	137	246

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(127)	(159)
Cash paid for acquisitions and licenses	(14)	–
Cash received from divestitures and exchanges	16	2
Net cash used in investing activities	(125)	(157)

Cash flows from financing activities
Repayment of long-term debt	(3)	(3)
TDS Common Shares reissued for benefit plans, net of tax payments	1	–
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	3	1
Repurchase of TDS Common Shares	–	(3)
Repurchase of U.S. Cellular Common Shares	–	(2)
Dividends paid to TDS shareholders	(17)	(16)
Other financing activities	–	3
Net cash used in financing activities	(16)	(20)

Net increase (decrease) in cash and cash equivalents	(4)	69

Cash and cash equivalents
Beginning of period	900	985
End of period	$896	$1,054

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

 (Unaudited)

	March 31,	December 31,
	2017	2016
(Dollars in millions)
Current assets
Cash and cash equivalents	$896	$900
Accounts receivable
Due from customers and agents, less allowances of $57 and $55, respectively	739	753
Other, less allowances of $1 and $2, respectively	90	98
Inventory, net	151	151
Prepaid expenses	116	115
Income taxes receivable	3	10
Other current assets	30	32
Total current assets	2,025	2,059

Assets held for sale	5	8

Licenses	1,904	1,895
Goodwill	770	766
Franchise rights	244	244
Other intangible assets, net of accumulated amortization of $156 and $153, respectively	31	33
Investments in unconsolidated entities	472	451
Other investments	–	1

Property, plant and equipment
In service and under construction	11,729	11,679
Less: Accumulated depreciation and amortization	8,280	8,124
Property, plant and equipment, net	3,449	3,555

Other assets and deferred charges	449	434

Total assets[1]	$9,349	$9,446

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	March 31,	December 31,
	2017	2016
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$12	$12
Accounts payable	260	365
Customer deposits and deferred revenues	217	229
Accrued interest	20	11
Accrued taxes	67	44
Accrued compensation	77	127
Other current liabilities	85	99
Total current liabilities	738	887

Deferred liabilities and credits
Deferred income tax liability, net	921	922
Other deferred liabilities and credits	467	453

Long-term debt, net	2,431	2,433

Commitments and contingencies

Noncontrolling interests with redemption features	1	1

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 110 shares (7 Series A Common and 103 Common Shares)
Par Value ($.01 per share)	1	1
Capital in excess of par value	2,394	2,386
Treasury shares, at cost, 23 Common Shares	(693)	(698)
Accumulated other comprehensive income	–	1
Retained earnings	2,473	2,454
Total TDS shareholders' equity	4,175	4,144

Preferred shares	1	1
Noncontrolling interests	615	605

Total equity	4,791	4,750

Total liabilities and equity[1]	$9,349	$9,446

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of March 31, 2017 and December 31, 2016 include assets held by consolidated VIEs of $763 million and $804 million, respectively, which are not available to be used to settle the obligations of TDS.  The consolidated total liabilities as of March 31, 2017 and December 31, 2016 include certain liabilities of consolidated VIEs of $15 million and $17 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS.  See Note 8 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Preferred shares	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2016	$1	$2,386	$(698)	$1	$2,454	$4,144	$1	$605	$4,750
Net income attributable to TDS shareholders	–	–	–	–	37	37	–	–	37
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	6	6
Other comprehensive income	–	–	–	(1)	–	(1)	–	–	(1)
TDS Common and Series A Common share dividends	–	–	–	–	(17)	(17)	–	–	(17)
Dividend reinvestment plan	–	–	3	–	–	3	–	–	3
Incentive and compensation plans	–	–	2	–	(1)	1	–	–	1
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	4	–	–	–	4	–	4	8
Stock-based compensation awards	–	4	–	–	–	4	–	–	4
March 31, 2017	$1	$2,394	$(693)	$–	$2,473	$4,175	$1	$615	$4,791

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

The unaudited consolidated financial statements included herein have been prepared by TDS pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  Calculated amounts and percentages are based on the underlying actual numbers rather than the numbers rounded to millions as presented.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2016.

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended March 31, 2017, are U.S. Cellular, Wireline, Cable, and Hosted and Managed Services (“HMS”) operations.  TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned subsidiary Suttle-Straus, Inc. (“Suttle-Straus”).  Suttle-Straus’ financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 10 — Business Segment Information for summary financial information on each business segment.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of March 31, 2017 and December 31, 2016, its results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year.  TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2016, except as described below.

Equipment Installment Plans

TDS equipment revenue under equipment installment plan contracts is recognized at the time the device is delivered to the end-user customer for the selling price of the device, net of any deferred imputed interest or trade-in right, if applicable.  Imputed interest is reflected as a reduction to the receivable balance and recognized over the duration of the plan as Service revenues.  See Note 3 — Equipment Installment Plans.  Effective January 1, 2017, TDS elected to change the classification of interest income on equipment installment plan contracts from Interest and dividend income to Service revenues in the Consolidated Statement of Operations.  TDS believes this classification is preferable because financing of devices as part of enrolling customers for service is an activity that is central to TDS’ operations, and it is consistent with the presentation by others in the industry.  Comparative financial statements of prior years have been adjusted to apply the new classification retrospectively.  As a result of this change in classification, Service revenues for the three months ended March 31, 2016, increased by $11 million from previously reported amounts, with a corresponding decrease in Interest and dividend income.  In comparison, Service revenues for the three months ended March 31, 2017, include $16 million of equipment installment plan interest income, which would have been reported within Interest and dividend income had the change not been implemented.  This change did not have an impact on Income before income taxes, Net income, or Earnings per share for the three months ended March 31, 2016, nor did it have a cumulative impact to Retained earnings as of any date presented.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and has since amended the standard with Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, Accounting Standards Update 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  TDS is required to adopt ASU 2014-09, as amended, on January 1, 2018.  Early adoption as of January 1, 2017, is permitted; however, TDS did not adopt early.  ASU 2014-09, as amended, impacts TDS’ revenue recognition related to the allocation of contract revenues between various services and equipment, and the timing of when those revenues are recognized.  In addition, ASU 2014-09 requires deferral of incremental contract acquisition and fulfillment costs and subsequent expense recognition over the contract period or expected customer life.  TDS has identified that new systems, processes and controls are required to adopt ASU 2014-09, as amended.  TDS has substantially completed the design and development of new systems to perform revenue recognition accounting under the provisions of ASU 2014-09, as amended, and is currently engaged in the process of testing these new systems.  TDS expects to transition to the new standard under the modified retrospective transition method whereby a cumulative effect adjustment to retained earnings is recognized upon adoption and the guidance is applied prospectively.  Upon adoption, the cumulative effect adjustment is expected to include the establishment of contract asset and contract liability accounts with a corresponding adjustment to retained earnings to reflect the reallocation of revenues between service and equipment performance obligations for which control is transferred to customers in different periods.  Reallocation impacts generally arise when bundle discounts are provided in a contract arrangement that includes equipment and service performance obligations.  In these cases, the revenue will be reallocated according to the relative stand-alone selling prices of the performance obligations included in the bundle and this may be different than how the revenue is billed to the customer and recognized under current guidance.  In addition, contract cost assets will be established to reflect costs that will be deferred as incremental contract acquisition and fulfillment costs.  Incremental contract acquisition costs generally relate to commissions paid to sales associates while fulfillment costs are generally related to service installation costs on the wireline and cable businesses.  TDS is evaluating the effects that adoption of ASU 2014-09, as amended, will have on its financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”).  ASU 2016-02 requires lessees to record a right-of-use asset and lease liability for almost all leases.  This ASU does not substantially impact lessor accounting.  TDS is required to adopt ASU 2016-02 on January 1, 2019.  Early adoption is permitted.  Upon adoption of ASU 2016-02, TDS expects a substantial increase to assets and liabilities on its balance sheet.  TDS is evaluating the effects that adoption of ASU 2016-02 will have on its financial position and results of operations.

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

In December 2016, the FASB issued Accounting Standards Update 2016-19 Technical Corrections and Improvements (“ASU 2016-19”).  ASU 2016-19 includes an amendment to Accounting Standards Codification Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software, which clarifies a software license within the scope of the Subtopic will be accounted for as the acquisition of an intangible asset and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition.  TDS adopted this standard prospectively for all arrangements entered into or materially modified after January 1, 2017.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  ASU 2017-04 eliminates Step 2 of the current goodwill impairment test.  Goodwill impairment loss will be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value.  TDS is required to adopt ASU 2017-04 on January 1, 2020.  Early adoption is permitted.  TDS is assessing whether it will early adopt ASU 2017-04.

In February 2017, the FASB issued Accounting Standards Update 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”).  ASU 2017-05 clarifies how entities account for the derecognition of a nonfinancial asset and adds guidance for partial sales of nonfinancial assets.  TDS is required to adopt ASU 2017-05 on January 1, 2018.  Early adoption is permitted.  TDS is evaluating the effects that adoption of ASU 2017-05 will have on its financial position and results of operations.

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net periodic benefit cost must be presented separately from the service cost component and outside of Operating income in the Consolidated Statement of Operations.  The guidance also specifies that only the service cost component of net benefit cost is eligible for capitalization.  TDS is required to adopt ASU 2017-07 on January 1, 2018.  Early adoption is permitted.  The adoption of ASU 2017-07 is not expected to have a significant impact on TDS’ results of operations.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities on a net basis within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $19 million and $23 million for the three months ended March 31, 2017 and 2016, respectively.

Note 2 Fair Value Measurements

As of March 31, 2017 and December 31, 2016, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	March 31, 2017		December 31, 2016
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$896	$896	$900	$900
Long-term debt
Retail	2	1,753	1,805	1,753	1,741
Institutional	2	533	564	533	532
Other	2	205	204	208	207

The fair value of Cash and cash equivalents approximates the book value due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 6.95% Senior Notes, 7.25% 2063 Senior Notes and 7.25% 2064 Senior Notes.  TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter.  TDS’ “Other” debt consists of a senior term loan credit facility and other borrowings with financial institutions.  TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.00% to 6.50% and 0.00% to 6.93% at March 31, 2017 and December 31, 2016, respectively.

Note 3 Equipment Installment Plans

TDS sells devices to customers under equipment installment contracts over a specified time period.  For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  TDS values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  As of March 31, 2017 and December 31, 2016, the guarantee liability related to these plans was $27 million and $33 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

TDS equipment installment plans do not provide for explicit interest charges.  Because equipment installment plans have a duration of greater than twelve months, TDS imputes interest.  TDS records imputed interest as a reduction to the related accounts receivable and recognizes it over the term of the installment agreement.  Equipment installment plan receivables had a weighted average effective imputed interest rate of 11.6% and 11.2% as of March 31, 2017 and December 31, 2016, respectively.

The following table summarizes equipment installment plan receivables as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
(Dollars in millions)
Equipment installment plan receivables, gross	$661	$628
Deferred interest	(57)	(53)
Equipment installment plan receivables, net of deferred interest	604	575
Allowance for credit losses	(53)	(50)
Equipment installment plan receivables, net	$551	$525

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Due from customers and agents (Current portion)	$356	$345
Other assets and deferred charges (Non-current portion)	195	180
Equipment installment plan receivables, net	$551	$525

TDS uses various inputs, including internal data, information from the credit bureaus and other sources, to evaluate the credit profiles of its customers.  From this evaluation, a credit class is assigned to the customer that determines the number of eligible lines, the amount of credit available, and the down payment requirement, if any.  Customers assigned to credit classes requiring no down payment represent a lower risk category, whereas those assigned to credit classes requiring a down payment represent a higher risk category.  The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	March 31, 2017			December 31, 2016
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$582	$44	$626	$553	$38	$591
Billed — current	20	2	22	23	2	25
Billed — past due	10	3	13	10	2	12
Equipment installment plan receivables, gross	$612	$49	$661	$586	$42	$628

The activity in the allowance for credit losses balance for the equipment installment plan receivables was as follows:

	March 31, 2017	March 31, 2016
(Dollars in millions)
Allowance for credit losses, beginning of period	$50	$26
Bad debts expense	15	11
Write-offs, net of recoveries	(12)	(9)
Allowance for credit losses, end of period	$53	$28

Note 4 Earnings Per Share

Basic earnings per share available to TDS common shareholders is computed by dividing Net income available to TDS common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share available to TDS common shareholders is computed by dividing Net income available to TDS common shareholders by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities.  Potentially dilutive securities primarily include incremental shares issuable upon the exercise of outstanding stock options and the vesting of performance and restricted stock units.

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended
	March 31,
	2017	2016
(Dollars and shares in millions, except per share amounts)
Basic earnings per share available to TDS common
shareholders:
Net income available to TDS common shareholders used in basic earnings per share	$37	$8
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	–	–
Net income available to TDS common shareholders
used in diluted earnings per share	$37	$8

Weighted average number of shares used in basic
earnings per share:
Common Shares	103	102
Series A Common Shares	7	7
Total	110	109

Effects of dilutive securities	2	1
Weighted average number of shares used in diluted
earnings per share	112	110

Basic earnings per share available to TDS common
shareholders	$0.34	$0.07

Diluted earnings per share available to TDS common
shareholders	$0.33	$0.07

Certain Common Shares issuable upon the exercise of stock options, vesting of performance and restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share available to TDS common shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 4 million shares and 7 million shares for the three months ended March 31, 2017 and 2016, respectively.

Note 5 Acquisitions, Divestitures and Exchanges

In February 2016, U.S. Cellular entered into an agreement with a third party to exchange certain 700 MHz licenses for certain AWS and PCS licenses and $28 million of cash.  This license exchange was accomplished in two closings.  The first closing occurred in the second quarter of 2016, at which time U.S. Cellular received $13 million of cash and recorded a gain of $9 million.  The second closing occurred in the first quarter of 2017, at which time U.S. Cellular received $15 million of cash and recorded a gain of $17 million.

In July 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002.  Prior to commencement of the forward auction, U.S. Cellular made an upfront payment to the FCC of $143 million in June 2016 to establish its initial bidding eligibility.  The auction deposit is recorded as a component of Other assets and deferred charges as of March 31, 2017 and December 31, 2016.  In April 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million.  U.S. Cellular is required to pay $186 million, the remaining amount due for the purchase of the licenses, to the FCC in May 2017. U.S. Cellular expects to receive the licenses at the conclusion of the FCC’s standard post-auction licensing process.

Note 6 Intangible Assets

Activity related to TDS’ Licenses for the three months ended March 31, 2017, is presented below.  Goodwill increased by $4 million and Other intangible assets increased by $1 million in the Cable segment in the first quarter of 2017 due to a small acquisition of a fiber telecommunications company.  There were no changes to Franchise rights during the three months ended March 31, 2017.

Licenses

(Dollars in millions)
Balance December 31, 2016	$1,895
Acquisitions	3
Transferred to Assets held for sale	(5)
Exchanges - Licenses received	11
Balance March 31, 2017	$1,904

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

	Three Months Ended March 31,
	2017	2016
(Dollars in millions)
Revenues	$1,615	$1,688
Operating expenses	1,217	1,236
Operating income	398	452
Other expense, net	–	(4)
Net income	$398	$448

Note 8 Variable Interest Entities

Consolidated VIEs

TDS consolidates variable interest entities (“VIEs”) in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE.  TDS reviews these criteria initially at the time it enters into agreements and subsequently when events warranting reconsideration occur.  These VIEs have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2016.

In the three months ended March 31, 2017, U.S. Cellular formed USCC EIP LLC, a special purpose entity (“SPE”), to facilitate the potential financing of its equipment installment plan receivable balances in the future.  Under a Receivables Sale Agreement, U.S. Cellular wholly owned, majority owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment contracts to USCC EIP LLC.  This SPE will aggregate device equipment installment plan contracts for further transfer into a separate bankruptcy remote securitization trust structure, perform servicing, collection and all other administrative activities related to accounting for equipment installment plan contracts.

USCC EIP LLC’s sole business consists of the acquisition of the receivables from U.S. Cellular affiliated entities for the future transfer of receivables into a trust.  Given that this SPE lacks sufficient equity to finance its activities and U.S. Cellular has the power to direct the activities of this SPE, U.S. Cellular is deemed the primary beneficiary of this variable interest entity, and will consolidate the assets and liabilities of USCC EIP LLC into the consolidated financial statements.

In the three months ended March 31, 2017, net equipment installment plan receivables totaling $679 million were transferred to the newly formed SPE from these affiliated entities.  Because TDS fully consolidates USCC EIP LLC, the transfer of receivables into this SPE did not have a material impact to the consolidated financial statements of TDS.  As of March 31, 2017, TDS had not executed a securitized borrowing from a third party.

The following VIEs were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions:

  Advantage Spectrum, L.P. (“Advantage Spectrum”) and Sunshine Spectrum, Inc. (“Sunshine Spectrum”), the general partner of Advantage Spectrum (former general partner was Frequency Advantage, L.P. (“Frequency Advantage”));
  Aquinas Wireless, L.P. (“Aquinas Wireless”); and
  King Street Wireless, L.P. (“King Street Wireless”) and King Street Wireless, Inc., the general partner of King Street Wireless.

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

In January 2017, Sunshine Spectrum and the other owner of Frequency Advantage (the previous general partner of Advantage Spectrum) completed a series of transactions whereby Frequency Advantage was dissolved and Sunshine Spectrum became the new general partner of Advantage Spectrum.  Consistent with its previous treatment of Frequency Advantage and in accordance with GAAP, TDS consolidates Sunshine Spectrum in its financial statements.

TDS also consolidates other VIEs that are limited partnerships that provide wireless service.  A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partners.  For certain limited partnerships, U.S. Cellular is the general partner and manages the operations.  In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner.  Therefore, these limited partnerships are also recognized as VIEs and are consolidated under the variable interest model.

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31,	December 31,
	2017	2016
(Dollars in millions)
Assets
Cash and cash equivalents	$2	$2
Accounts receivable	395	39
Other current assets	6	6
Licenses	649	649
Property, plant and equipment, net	91	93
Other assets and deferred charges	197	15
Total assets	$1,340	$804

Liabilities
Current liabilities	$41	$18
Deferred liabilities and credits	12	12
Total liabilities	$53	$30

Unconsolidated VIEs

TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.

TDS’ total investment in these unconsolidated entities was $6 million at March 31, 2017 and December 31, 2016, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.

Other Related Matters

TDS made contributions, loans and/or advances to its VIEs totaling $654 million, of which $650 million is related to USCC EIP LLC as discussed above, and $13 million during the three months ended March 31, 2017 and March 31, 2016, respectively.  TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

Note 9 Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

Three Months Ended March 31,	2017	2016
(Dollars in millions)
Net income attributable to TDS shareholders	$37	$8
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(1)	(2)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	–	–
Purchase of ownership in subsidiaries from noncontrolling interests	–	–
Net transfers (to) from noncontrolling interests	(1)	(2)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$36	$6

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

Financial data for TDS’ reportable segments for the three month periods ended, or as of March 31, 2017 and 2016, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of March 31, 2017	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service[1]	$746	$179	$49	$29	$(1)	$256	$(5)	$997
Equipment and product sales	190	–	–	43	–	43	8	241
Total operating revenues[1]	936	179	49	71	(1)	299	3	1,238
Cost of services (excluding Depreciation, amortization
and accretion reported below)	175	63	24	20	(1)	107	–	282
Cost of equipment and products	228	1	–	36	–	36	6	270
Selling, general and administrative	339	48	13	11	–	71	(4)	406
Depreciation, amortization and accretion	153	39	10	7	–	56	2	211
(Gain) loss on asset disposals, net	4	–	–	–	–	1	(1)	4
(Gain) loss on license sales and exchanges, net	(17)	–	–	–	–	–	–	(17)
Operating income (loss)[1]	54	29	2	(2)	–	29	(1)	82
Equity in earnings of unconsolidated entities	33	–	–	–	–	–	(1)	32
Interest and dividend income[1]	3	1	–	–	–	1	–	4
Interest expense	(28)	–	–	(1)	–	(1)	(13)	(42)
Other, net	(1)	–	–	–	–	–	2	1
Income (loss) before income taxes	61	30	2	(3)	–	29	(13)	77
Income tax expense (benefit)[2]	33					11	(10)	34
Net income (loss)	28					18	(3)	43
Add back:
Depreciation, amortization and accretion	153	39	10	7	–	56	2	211
(Gain) loss on asset disposals, net	4	–	–	–	–	1	(1)	4
(Gain) loss on license sales and exchanges, net	(17)	–	–	–	–	–	–	(17)
Interest expense	28	–	–	1	–	1	13	42
Income tax expense (benefit)[2]	33					11	(10)	34
Adjusted EBITDA[3]	$229	$69	$13	$5	$–	$86	$2	$317

Investments in unconsolidated entities	$434	$4	$–	$–	$–	$4	$34	$472
Total assets	$7,024	$1,204	$609	$264	$–	$2,077	$248	$9,349
Capital expenditures	$61	$17	$9	$6	$–	$33	$2	$96

Numbers may not foot due to rounding.

		TDS Telecom
Three Months Ended or as of March 31, 2016	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service[1]	$771	$173	$45	$29	$(1)	$246	$(6)	$1,011
Equipment and product sales	198	–	–	35	–	35	10	243
Total operating revenues[1]	969	173	45	64	(1)	281	4	1,254
Cost of services (excluding Depreciation, amortization
and accretion reported below)	184	62	22	21	(1)	104	–	288
Cost of equipment and products	256	1	–	29	–	30	5	291
Selling, general and administrative	361	48	12	11	–	71	(1)	431
Depreciation, amortization and accretion	153	42	9	7	–	58	1	212
(Gain) loss on asset disposals, net	5	–	1	–	–	1	–	6
Operating income (loss)[1]	10	20	1	(4)	–	17	(1)	26
Equity in earnings of unconsolidated entities	35	–	–	–	–	–	–	35
Interest and dividend income[1]	2	1	–	–	–	1	–	3
Interest expense	(28)	1	–	(1)	–	–	(13)	(41)
Other, net	1	–	(1)	–	–	(1)	–	–
Income (loss) before income taxes	20	22	–	(5)	–	17	(14)	23
Income tax expense (benefit)[2]	11					7	(5)	13
Net income (loss)	9					10	(9)	10
Add back:
Depreciation, amortization and accretion	153	42	9	7	–	58	1	212
(Gain) loss on asset disposals, net	5	–	1	–	–	1	–	6
Interest expense	28	(1)	–	1	–	–	13	41
Income tax expense (benefit)[2]	11					7	(5)	13
Adjusted EBITDA[3]	$206	$63	$10	$3	$–	$76	$–	$282

Investments in unconsolidated entities	$384	$4	$–	$–	$–	$4	$35	$423
Total assets	$7,057	$1,291	$581	$270	$–	$2,142	$184	$9,383
Capital expenditures	$79	$27	$13	$2	$–	$42	$4	$125

[1]

Equipment installment plan interest income is reflected as a component of Service revenues consistent with an accounting policy change effective January 1, 2017.  All prior period numbers have been recast to conform to this accounting change.  See Note 1 — Basis of Presentation for additional details.

[2]	Income tax expense (benefit) is not provided at the individual segment level for Wireline, Cable and HMS. TDS calculates income tax expense for “TDS Telecom Total”.

[3]

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of March 31, 2017, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

Legal Proceedings

Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2016.  There have been no material changes to such information since December 31, 2016.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.  TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2017.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

			Total Number of	Maximum Dollar
		Average	Shares Purchased	Value of Shares that
	Total Number	Price	as Part of Publicity	May Yet Be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
January 1 – 31, 2017	–	$–	–	$198,691,355
February 1 – 28, 2017	–	–	–	198,691,355
March 1 – 31, 2017	–	–	–	198,691,355
Total for or as of the end of the
quarter ended March 31, 2017	–	$–	–	$198,691,355

Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit facilities in the first quarter of 2017 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit facilities as of March 31, 2017, or as of the filing date of this Form 10-Q.

Exhibits

Exhibit 10.1

Form of U.S. Cellular 2013 Long-Term Incentive Plan 2017 Performance Award Agreement for the President and CEO of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated April 3, 2017.

Exhibit 10.2

Form of U.S. Cellular 2013 Long-Term Incentive Plan 2017 Restricted Stock Unit Award Agreement for the   President and CEO of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated April 3, 2017.

Exhibit 11	Statement regarding computation of per share earnings is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.

Exhibit 12	Statement regarding computation of ratio of earnings to fixed charges.

Exhibit 18	Preferability letter from Independent Registered Public Accounting Firm.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2016.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2016, for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	37 - 43
		Notes to Consolidated Financial Statements	44 - 53

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 35

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	54

Part II.	Other Information

	Item 1.	Legal Proceedings	54

	Item1A.	Risk Factors	36

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

	Item 5.	Other Information	55

	Item 6.	Exhibits	56

Signatures			58

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 5, 2017	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr., President and Chief Executive Officer (principal executive officer)

Date:	May 5, 2017	/s/ Douglas D. Shuma
Douglas D. Shuma, Senior Vice President - Finance and Chief Accounting Officer (principal financial officer and principal accounting officer)

Date:	May 5, 2017	/s/ Douglas W. Chambers
Douglas W. Chambers, Vice President and Controller