Form 10-Q
period 2017-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2017-08-04
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at June 30, 2017
Common Shares, $0.01 par value			103,371,620 Shares
Series A Common Shares, $0.01 par value			7,244,282 Shares

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and six months ended June 30, 2017, to the three and six months ended June 30, 2016.  It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2016.  Certain numbers included herein are rounded to millions for ease of presentation; however, calculated amounts and percentages are determined using the unrounded numbers.

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

TDS uses certain “non-GAAP financial measures” and each such measure is identified in the MD&A.  A discussion of the reason TDS determines these metrics to be useful and a reconciliation of these measures to their most directly comparable measures determined in accordance with accounting principles generally accepted in the United States of America (GAAP) are included in the Supplemental Information Relating to Non-GAAP Financial Measures section within the MD&A of this Form 10-Q Report.

General

TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide.  TDS provides wireless services through its 83%-owned subsidiary, United States Cellular Corporation (U.S. Cellular).  TDS also provides wireline services, cable services and hosted and managed services (HMS), through its wholly-owned subsidiary, TDS Telecommunications Corporation (TDS Telecom).  TDS’ segments operate almost entirely in the United States.  See Note 10 — Business Segment Information in the Notes to Consolidated Financial Statements for summary financial information on each business segment.

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

  U.S. Cellular continues to devote efforts to enhance its network capabilities.  During the second quarter of 2017, U.S. Cellular commercially deployed VoLTE technology for the first time in one key market and will continue to build out VoLTE services over the next few years.  The next commercial launch is expected to occur in several additional operating markets in early 2018.  VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice, video calling and simultaneous voice and data sessions.  In addition, the deployment of VoLTE technology expands U.S. Cellular’s ability to offer roaming services to other carriers.
  U.S. Cellular continues to enhance its spectrum position and monetize non-strategic assets by participating in auctions and entering into agreements with third parties.  In April 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million in the forward auction of 600 MHz spectrum licenses, referred to as Auction 1002.  U.S. Cellular made an upfront payment of $143 million to the FCC in June 2016 and paid the remaining balance of $186 million and was granted these licenses during the second quarter of 2017.  In addition, U.S. Cellular closed on certain license exchange agreements in the six months ended June 30, 2017, and received $15 million of cash and recognized gains of $19 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.
  U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of connected machine-to-machine solutions and software applications across various categories.  U.S. Cellular will continue to enhance its advanced wireless services and connected solutions for consumer, business and government customers.
  TDS Telecom’s Wireline business continues to focus on driving growth in its IPTV, broadband, and managedIP services by leveraging its network investments in fiber and copper bonding.  With support from the FCC’s A-CAM program, Wireline will deploy higher speed broadband services to more rural areas over the next ten years.
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

Terms Used by TDS

The following is a list of definitions of certain industry terms that are used throughout this document:

  4G LTE – fourth generation Long-Term Evolution which is a wireless broadband technology.
  Account – represents an individual or business financially responsible for one or multiple associated connections. An account may include a variety of types of connections such as handsets and connected devices.
  Alternative Connect America Cost Model (A-CAM) – a USF support mechanism for rate-of-return carriers, which provides revenue support annually for ten years beginning in 2017.  This support comes with an obligation to build defined broadband speeds to a certain number of locations.
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
  EBITDA – refers to earnings before interest, taxes, depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted EBITDA throughout this document.
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
  OIBDA – refers to operating income before depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted OIBDA throughout this document.
  Postpaid Average Billings per Account (Postpaid ABPA) – non-GAAP metric is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Billings per User (Postpaid ABPU) – non-GAAP metric is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid connections and by the number of months in the period.
  Postpaid Average Revenue per Account (Postpaid ARPA) – metric is calculated by dividing total postpaid service revenues by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Revenue per User (Postpaid ARPU) – metric is calculated by dividing total postpaid service revenues by the average number of postpaid connections and by the number of months in the period.
  Retail Connections – the sum of U.S. Cellular postpaid connections and U.S. Cellular prepaid connections.
  Universal Service Fund (USF) – a system of telecommunications collected fees and support payments managed by the FCC intended to promote universal access to telecommunications services in the United States.
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

Results of Operations — TDS Consolidated

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
(Dollars in millions)
Operating revenues
U.S. Cellular[1]	$963	$992	(3)%	$1,899	$1,962	(3)%
TDS Telecom	281	300	(6)%	580	581	-
All other[2]	3	3	-	6	7	(4)%
Total operating revenues[1]	1,247	1,295	(4)%	2,485	2,550	(3)%
Operating expenses
U.S. Cellular	958	962	(1)%	1,840	1,921	(4)%
TDS Telecom	257	275	(7)%	527	540	(2)%
All other[2]	4	5	19%	8	8	(3)%
Total operating expenses	1,219	1,242	(2)%	2,375	2,469	(4)%
Operating income
U.S. Cellular[1]	5	30	(82)%	59	41	45%
TDS Telecom	25	24	1%	53	41	29%
All other[2]	(2)	(1)	>(100)%	(2)	(1)	(1)%
Total operating income[1]	28	53	(47)%	110	81	38%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	33	36	(9)%	65	72	(9)%
Interest and dividend income[1]	4	3	15%	8	5	36%
Interest expense	(43)	(43)	-	(85)	(85)	(1)%
Other, net	–	1	>100%	1	–	>100%
Total investment and other income (expense)[1]	(6)	(3)	(78)%	(11)	(8)	(53)%

Income before income taxes	22	50	(55)%	99	73	36%
Income tax expense	10	18	(45)%	44	31	43%

Net income	12	32	(62)%	55	42	31%
Less: Net income attributable to noncontrolling interests, net of tax	2	4	(49)%	8	6	24%
Net income attributable to TDS shareholders	$10	$28	(63)%	$47	$36	32%

Adjusted OIBDA (Non-GAAP)[1,3]	$243	$260	(6)%	$523	$506	4%
Adjusted EBITDA (Non-GAAP)[3]	$280	$300	(6)%	$597	$583	3%
Capital expenditures	$134	$142	(5)%	$230	$267	(14)%

[1]

Equipment installment plan interest income is reflected as a component of Service revenues consistent with an accounting policy change effective January 1, 2017.  All prior period numbers have been recast to conform to this accounting change.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

[2]	Consists of corporate and other operations and intercompany eliminations.

[3]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

TDS’ 4% decrease in operating revenues for the three months ended June 30, 2017 was due primarily to decreases in retail service revenues at U.S. Cellular and equipment and product sales revenues at HMS.  TDS’ 3% decrease in operating revenues for the six months ended June 30, 2017, was due primarily to a decrease in retail service revenues at U.S. Cellular.  Retail service revenues continue to be impacted by industry-wide price competition.

TDS’ 2% and 4% decrease in operating expenses for the three and six months ended June 30, 2017, respectively, was due primarily to a decrease in Cost of equipment sold, advertising and commission expenses.

Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.  TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $17 million and $20 million in the three months ended June 30, 2017 and 2016, respectively, and $33 million and $40 million for the six months ended June 30, 2017 and 2016, respectively, to Equity in earnings of unconsolidated entities.  See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Income tax expense

TDS’ effective tax rate on Income before income taxes for the three and six months ended June 30, 2017, was 45.0% and 44.4%, respectively, and for the three and six months ended June 30, 2016, was 36.3% and 42.3%, respectively.  Due to difficulty in reliably projecting an annual tax rate, TDS calculated income taxes for the six months ended June 30, 2017, based on an estimated year-to-date tax rate.

The lower effective tax rate for the three months and six months ended June 30, 2016, resulted from a decrease in unrecognized tax benefits due to the expiration of statutes of limitation in certain states in the prior year.

Net income attributable to noncontrolling interests, net of tax

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Dollars in millions)
U.S. Cellular noncontrolling public shareholders’	$2	$5	$6	$6
Noncontrolling shareholders’ or partners’	–	(1)	2	–
Net income attributable to noncontrolling interests, net of tax	$2	$4	$8	$6

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income (loss).

Three Months Ended

Net income and Adjusted EBITDA decreased due primarily to declines in operating income levels at U.S. Cellular, which is driven by lower retail service revenues, partially offset by cost saving initiatives and improved loss on equipment.

Six Months Ended

Net income and Adjusted EBITDA increased due primarily to cost savings initiatives and improved loss on equipment outpacing overall declines in retail service revenues at U.S. Cellular.

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
  Employs approximately 6,100 employees
  Headquartered in Chicago, Illinois
  6,421 cell sites including 4,044 owned towers in service

Operational Overview

	YTD 2017	YTD 2016
Postpaid Connections
Gross Additions:	320,000	412,000
Handsets	218,000	249,000
Connected Devices	102,000	163,000
Net Additions (Losses):	(4,000)	81,000
Handsets	(9,000)	(17,000)
Connected Devices	5,000	98,000
Churn:	1.21%	1.24%
Handsets	0.99%	1.14%
Connected Devices	2.45%	1.92%
Connections – end of period	4,478,000	4,490,000
Prepaid connections – end of period	484,000	413,000
Retail connections – end of period	4,962,000	4,903,000

The decrease in postpaid net additions for the six months ended June 30, 2017, when compared to the same period last year, was a result of lower handsets and tablet gross additions, partially offset by a decline in postpaid handsets churn due to improvements in both voluntary and involuntary churn.

Postpaid Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Average Revenue Per User (ARPU)	$44.60	$47.37	$45.00	$47.76
Average Billings Per User (ABPU)[1]	$55.19	$56.09	$55.49	$56.08

Average Revenue Per Account (ARPA)	$119.73	$124.91	$120.46	$125.13
Average Billings Per Account (ABPA)[1]	$148.15	$147.90	$148.54	$146.95

[1]	Postpaid ABPU and Postpaid ABPA are non-GAAP financial measures. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of these measures.

Postpaid ARPU and Postpaid ARPA decreased for the three and six months ended June 30, 2017, due primarily to industry-wide price competition resulting in overall price reductions on plan offerings.

Equipment installment plans increase equipment sales revenue as customers pay for their wireless devices in installments at a total device price that is generally higher than the device price offered to customers in conjunction with alternative plans that are subject to a service contract.  Equipment installment plans also have the impact of reducing service revenues as certain equipment installment plans provide for reduced monthly access charges.  In order to show the trends in total service and equipment revenues received, U.S. Cellular has presented Postpaid ABPU and Postpaid ABPA, which are calculated as Postpaid ARPU and Postpaid ARPA plus average monthly equipment installment plan billings per connection and account, respectively.

Equipment installment plan billings increased for the three and six months ended June 30, 2017, due to increased adoption of equipment installment plans by postpaid customers.  Postpaid ABPU decreased for the three and six months ended June 30, 2017, as the increase in equipment installment plan billings was more than offset by the decline in Postpaid ARPU discussed above.  Postpaid ABPA, however, increased slightly for the three months ended June 30, 2017, and to a greater extent for the six months ended June 30, 2017, as the increase in equipment installment plan billings more than offset the decline in Postpaid ARPA discussed above.  U.S. Cellular expects the penetration of equipment installment plans to continue to increase over time due to the fact that, effective in September 2016, all equipment sales to retail customers are made under installment plans.

Financial Overview — U.S. Cellular

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			2017 vs.			2017 vs.
	2017	2016	2016	2017	2016	2016
(Dollars in millions)
Retail service	$647	$680	(5)%	$1,304	$1,361	(4)%
Inbound roaming	31	38	(18)%	58	74	(22)%
Other[1]	62	56	9%	124	110	13%
Service revenues[1]	740	774	(4)%	1,486	1,545	(4)%
Equipment sales	223	218	2%	413	417	(1)%
Total operating revenues[1]	963	992	(3)%	1,899	1,962	(3)%

System operations (excluding Depreciation, amortization and accretion reported below)	189	193	(2)%	364	376	(3)%
Cost of equipment sold	260	262	(1)%	488	518	(6)%
Selling, general and administrative	351	357	(2)%	691	719	(4)%
Depreciation, amortization and accretion	155	154	-	307	307	-
(Gain) loss on asset disposals, net	5	5	6%	9	10	(12)%
(Gain) loss on license sales and exchanges, net	(2)	(9)	81%	(19)	(9)	>(100)%
Total operating expenses	958	962	(1)%	1,840	1,921	(4)%

Operating income¹	$5	$30	(82)%	$59	$41	45%

Net income	$12	$27	(57)%	$40	$37	8%
Adjusted OIBDA (Non-GAAP)[1,2]	$163	$180	(9)%	$356	$349	2%
Adjusted EBITDA (Non-GAAP)[2]	$198	$218	(9)%	$426	$424	1%
Capital expenditures	$84	$93	(9)%	$145	$172	(16)%

[1]

Equipment installment plan interest income is reflected as a component of Service revenues consistent with an accounting policy change effective January 1, 2017.  All prior period numbers have been recast to conform to this accounting change.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

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

Service revenues decreased for the three and six months ended June 30, 2017, as a result of (i) a decrease in retail service revenues primarily driven by industry-wide price competition resulting in overall price reductions on plan offerings; and (ii) a decrease in inbound roaming revenues primarily driven by lower roaming rates.  Such reductions were partially offset by an increase in imputed interest income due to an increase in the total number of active equipment installment plans.

Federal USF revenue remained flat at $23 million and $46 million for the three and six months ended June 30, 2017, respectively, when compared to the same periods last year.  See the Regulatory Matters section in this MD&A for a description of the FCC’s Reform Order (Reform Order) and its expected impacts on U.S. Cellular’s current Federal USF support.

Equipment sales revenues increased for the three months ended June 30, 2017, when compared to the same period last year, due to a mix shift from connected devices to smartphones and an increase in the proportion of new device sales made under equipment installment plans versus subsidy plans.  These impacts were partially offset by a reduction in guarantee liability amortization for equipment installment contracts as a result of changes in plan offerings and a reduction in device activation fees.

Equipment sales revenues decreased for the six months ended June 30, 2017, when compared to the same period last year, as a result of an overall reduction in the number of devices sold, along with the related impact on accessories revenues, as well as reductions in device activation fees and guarantee liability amortization for equipment installment contracts as a result of changes in plan offerings.  These impacts were partially offset by an increase in the proportion of new device sales made under equipment installment plans and, to a lesser extent, a mix shift from connected devices to smartphones.

System operations expenses

System operations expenses decreased for the six months ended June 30, 2017, when compared to the same period last year, as a result of (i) a decrease in roaming expenses driven primarily by lower rates for both data and voice traffic, partially offset by increased data roaming usage; and (ii) a decrease in customer usage expenses primarily driven by decreased circuit costs.

Cost of equipment sold

The decrease in Cost of equipment sold for the six months ended June 30, 2017, when compared to the same period last year, was mainly due to a reduction in the number of devices sold, partially offset by a shift in sales from connected devices to higher cost smartphones.  Cost of equipment sold included $200 million and $174 million related to equipment installment plan sales for the three months ended June 30, 2017 and 2016, respectively, and $368 million and $334 million for the six months ended June 30, 2017 and 2016, respectively.  Loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $37 million and $44 million for the three months ended June 30, 2017 and 2016, respectively, and $75 million and $101 million for the six months ended June 30, 2017 and 2016, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased for the six months ended June 30, 2017, due to lower advertising expenses, lower agent commission expenses driven by fewer activations and renewals, lower phone program expenses and the aggregate impact of modest reductions in numerous other general and administrative categories.

(Gain) loss on license sales and exchanges, net

Net gains in 2017 and 2016 were due to gains recognized on license exchange transactions with third parties.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information.

TDS TELECOM OPERATIONS

Business Overview

TDS Telecom operates in three reportable segments: Wireline, Cable and HMS. The overall strategy for the Wireline and Cable businesses is to provide the best broadband connection in the market in order to capitalize on data growth and customers’ need for higher speeds and leverage that growth by bundling services with video and voice.  In addition, through its HMS business, TDS Telecom provides a wide range of Information Technology (IT) services including colocation, cloud and hosting solutions, managed services, applications management, and sales of IT hardware and related maintenance and professional services.

OPERATIONS

  TDS Telecom operates in 34 states, and through its Wireline and Cable operations provides broadband, video and voice services to approximately 1.2 million connections.
  Employs approximately 3,300 employees.
  Wireline operates incumbent local exchange carriers (ILEC) and competitive local exchange carriers (CLEC) in 27 states.
  Cable operates primarily in Oregon, Utah, Colorado, New Mexico and Texas.
  HMS operates a total of eight data centers.  It owns two data centers in Iowa, one each in Minnesota, Wisconsin, Colorado and Oregon and it leases two data centers in Arizona.

Financial Overview — TDS Telecom

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			2017 vs.			2017 vs.
	2017	2016	2016	2017	2016	2016
(Dollars in millions)
Operating revenues
Wireline	$181	$175	3%	$360	$348	3%
Cable	51	45	12%	100	90	11%
HMS	51	80	(37)%	122	144	(15)%
Intra-company elimination	(1)	(1)	12%	(2)	(2)	5%
TDS Telecom operating revenues	281	300	(6)%	580	581	-

Operating expenses
Wireline	152	151	1%	302	304	-
Cable	48	46	5%	95	90	6%
HMS	58	80	(28)%	131	148	(12)%
Intra-company elimination	(1)	(1)	12%	(2)	(2)	5%
TDS Telecom operating expenses	257	275	(7)%	527	540	(2)%

TDS Telecom operating income	$25	$24	1%	$53	$41	29%

Net income	$15	$15	5%	$33	$25	32%
Adjusted OIBDA (Non-GAAP)[1]	$80	$79	2%	$166	$155	7%
Adjusted EBITDA (Non-GAAP)[1]	$82	$80	3%	$168	$156	8%
Capital expenditures	$49	$46	6%	$81	$88	(8)%

Numbers may not foot due to rounding.

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Three and Six Months Ended

Operating revenues decreased for the three and six months ended June 30, 2017, due to lower HMS equipment and product sales revenues offset by higher Wireline support revenue provided through the A-CAM program, IPTV and Cable broadband connection growth, and price increases for video and broadband services.

Total operating expenses

Operating expenses decreased for the three and six months ended June 30, 2017, due primarily to lower HMS equipment cost of goods sold offset by higher Wireline and Cable video programming costs.

Capital expenditures

Capital spending will increase throughout the year to support A-CAM build-outs and is expected to be approximately $225 million for 2017.

WIRELINE OPERATIONS

Business Overview

TDS Telecom’s Wireline business provides broadband, video and voice services.  These services are provided to residential, commercial, and wholesale customers in a mix of rural, small town and suburban markets, with the largest concentration of its customers in the Upper Midwest and the Southeast.  TDS Telecom’s strategy is to offer its residential customers broadband, video, and voice services through value-added bundling.  In its commercial business, TDS Telecom’s focus is on small- to medium-sized businesses and its sales efforts emphasize advanced IP-based data and voice services.

Operational Overview

Residential broadband customers are increasingly choosing higher speeds in ILEC markets with 55% choosing speeds of 10 Mbps or greater and 22% choosing speeds of 50 Mbps or greater.	Wireline residential revenue per connection increased for the three and six months ended June 30, 2017, due primarily to higher broadband speeds, IPTV connection growth, and price increases.

Total residential connections decreased by 2% as declines in voice and broadband connections outpaced the growth in IPTV connections.	Total commercial connections decreased by 4% due primarily to an 8% decrease in voice connections.

Financial Overview — Wireline

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
(Dollars in millions)
Residential	$81	$77	5%	$160	$153	4%
Commercial	50	53	(6)%	101	107	(6)%
Wholesale	49	44	10%	98	87	12%
Service revenues	180	175	3%	359	347	3%
Equipment and product sales	–	–	(36)%	1	1	(37)%
Total operating revenues	181	175	3%	360	348	3%

Cost of services (excluding Depreciation, amortization and accretion reported below)	65	64	3%	129	126	2%
Cost of equipment and products	1	–	22%	1	1	13%
Selling, general and administrative	48	49	(2)%	96	98	(2)%
Depreciation, amortization and accretion	37	37	1%	76	78	(3)%
(Gain) loss on asset disposals, net	–	1	(46)%	1	1	(40)%
Total operating expenses	152	151	1%	302	304	-

Operating income	$29	$25	17%	$57	$45	28%

Income before income taxes	$30	$25	18%	$60	$46	29%
Adjusted OIBDA (Non-GAAP)[1]	$66	$62	7%	$134	$124	8%
Adjusted EBITDA (Non-GAAP)[1]	$67	$63	8%	$137	$125	9%
Capital expenditures	$33	$27	18%	$50	$55	(9)%

Numbers may not foot due to rounding.

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

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

Key components of changes in the statement of operations items were as follows:

Total operating revenues

Residential revenues increased for the three and six months ended June 30, 2017, as growth in broadband speeds and IPTV connections, price increases for broadband and video services and the effects on revenue from the discontinuation of a customer loyalty program more than offset the decline in voice services.  Average IPTV connections grew 14%, offset by a 4% decline in average voice connections.

Commercial revenues decreased for the three and six months ended June 30, 2017, due to declining voice and data connections mostly in CLEC markets.

Wholesale revenues increased for the three and six months ended June 30, 2017, due primarily to increased support received from the A-CAM program.

Cost of services

Cost of services increased modestly for the three and six months ended June 30, 2017, due to increased charges related to growth in IPTV, offset by reduced costs of provisioning circuits, purchasing unbundled network elements and providing long-distance services.

Depreciation, amortization and accretion

Depreciation, amortization and accretion decreased for the three and six months ended June 30, 2017, as certain assets became fully depreciated.  A $4 million reduction recorded in the three months ended June 30, 2016, for excess depreciation from prior periods partially offset this decrease.

CABLE OPERATIONS

Business Overview

TDS Telecom’s Cable strategy is to expand its broadband services and leverage that growth by bundling with video and voice services.  TDS Telecom seeks to be the leading provider of broadband services in its targeted markets by leveraging its core competencies in network management and customer focus.

Operational Overview

Cable connections grew 3% over 2016 due to a 12% increase in broadband connections.

Financial Overview — Cable

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
(Dollars in millions)
Residential	$41	$36	15%	$82	$72	15%
Commercial	9	9	1%	18	19	(4)%
Total operating revenues	51	45	12%	100	90	11%

Cost of services (excluding Depreciation, amortization and accretion reported below)	24	24	1%	48	46	4%
Selling, general and administrative	13	12	4%	25	24	3%
Depreciation, amortization and accretion	11	9	18%	21	18	14%
(Gain) loss on asset disposals, net	–	–	(5)%	1	1	(15)%
Total operating expenses	48	46	5%	95	90	6%

Operating income (loss)	$3	$–	>100%	$5	$1	>100%

Income (loss) before income taxes	$3	$–	>100%	$5	$1	>100%
Adjusted OIBDA (Non-GAAP)[1]	$14	$10	49%	$27	$20	35%
Adjusted EBITDA (Non-GAAP)[1]	$14	$10	49%	$27	$20	36%
Capital expenditures	$12	$17	(28)%	$21	$30	(29)%

Numbers may not foot due to rounding.

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Residential and Commercial revenues consist of:

  Broadband services, including high-speed internet, security and support services
  Video services, including premium programming in HD, multi-room, and TV Everywhere offerings
  Voice services

Key components of changes in the statement of operations items were as follows:

Commentary

Residential revenues increased for the three and six months ended June 30, 2017, due primarily to growth in broadband connections and price increases.  A change in classification of certain bulk broadband and video connections increased residential revenues and reduced commercial revenues by $1 million and $3 million for the three and six months ended June 30, 2017, respectively.  Cost of services increased for the three and six months ended June 30, 2017, due primarily to increases in programming fees.  Selling, general and administrative expenses increased for the three and six months 2017 due to increased employee and IT-related expenses, offset by lower property taxes.

HMS OPERATIONS

Business Overview

Under TDS Telecom’s OneNeck IT Solutions brand, TDS Telecom offers a full suite of IT solutions ranging from equipment resale to full management and hosting of a customer’s IT infrastructure and applications.  The goal of HMS operations is to create, deliver, and support a platform of IT products and services tailored for mid-market business customers.

Financial Overview — HMS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
(Dollars in millions)
Service revenues	$27	$33	(16)%	$56	$62	(9)%
Equipment and product sales	23	47	(51)%	66	82	(20)%
Total operating revenues	51	80	(37)%	122	144	(15)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	21	19	11%	42	40	4%
Cost of equipment and products	19	39	(51)%	55	68	(20)%
Selling, general and administrative	10	15	(29)%	21	25	(16)%
Depreciation, amortization and accretion	7	7	(7)%	14	15	(7)%
Total operating expenses	58	80	(28)%	131	148	(12)%

Operating loss	$(7)	$–	>(100)%	$(9)	$(4)	>(100)%

Loss before income taxes	$(8)	$(1)	>(100)%	$(11)	$(6)	(80)%
Adjusted OIBDA (Non-GAAP)[1]	$–	$7	>(100)%	$4	$10	(59)%
Adjusted EBITDA (Non-GAAP)[1]	$–	$7	>(100)%	$4	$11	(57)%
Capital expenditures	$4	$2	>100%	$10	$3	>100%

Numbers may not foot due to rounding.

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Service revenues consist of:

  Cloud and hosting solutions
  Managed services
  Enterprise Resource Planning (ERP) application management
  Professional services
  Colocation services
  IT hardware maintenance services

Equipment revenues consist of:

  IT hardware sales

Key components of changes in the statement of operations items were as follows:

Commentary

Declines in hardware maintenance services resulted in a decrease in Service revenues for the three and six months ended June 30, 2017.  Equipment and product sales revenues from sales of IT infrastructure hardware solutions decreased for the three and six months ended June 30, 2017, due primarily to lower spending by existing customers in the second quarter.  There was a corresponding decrease in Cost of equipment and products.  Cost of services increased for the three and six months ended June 30, 2017, due to increased employee expenses and maintenance and support costs.  Selling, general and administrative expenses decreased due primarily to lower commissions associated with decreased sales for the three and six month periods.

Liquidity and Capital Resources

Sources of Liquidity

TDS and its subsidiaries operate capital-intensive businesses.  Historically, TDS has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes.  In the past, TDS’ existing cash and investment balances, funds available under its revolving credit facilities, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating, certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions.  There is no assurance that this will be the case in the future.  See Market Risk for additional information regarding maturities of long-term debt.

Although TDS currently has a significant cash balance, in certain recent periods, TDS has incurred negative free cash flow (non-GAAP metric defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment) and this will continue in the future if operating results do not improve or capital expenditures are not reduced.  TDS currently expects to have negative free cash flow in 2017.  However, TDS believes that existing cash and investment balances, funds available under its revolving credit facilities, and expected cash flows from operating and investing activities provide liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the coming year.

TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of cable, wireless or wireline telecommunications services, IT services or other businesses, spectrum license or system acquisitions, system development and network capacity expansion, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments.  It may be necessary from time to time to increase the size of the existing revolving credit facilities, to put in place new credit facilities, or to obtain other forms of financing in order to fund potential expenditures.  TDS is exploring a potential securitized borrowing using its equipment installment plan receivables, which may occur later in 2017.  TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain short or long-term financing on acceptable terms, TDS makes significant spectrum license purchases, TDS makes significant business acquisitions, the LA Partnership discontinues or reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.  In addition, although sales of assets or businesses by TDS have been an important source of liquidity in prior periods, TDS does not expect a similar level of such sales in the future.

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

At June 30, 2017, TDS’ consolidated cash and cash equivalents totaled $791 million compared to $900 million at December 31, 2016.  The majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that invest exclusively in U.S. Treasury Notes or in repurchase agreements fully collateralized by such obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Financing

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes, including acquisitions, spectrum purchases and capital expenditures.  These credit facilities mature in June 2021.

TDS and U.S. Cellular’s unused capacity under their revolving credit facilities was $399 million and $298 million, respectively, as of June 30, 2017.  TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit facilities as of that date.

TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.

Long-term debt payments due for the remainder of 2017 and the next four years represent less than 3% of TDS’ total long-term debt obligation as of June 30, 2017.

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

In July 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002.  In April 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million.  Prior to commencement of the forward auction, U.S. Cellular made an upfront payment to the FCC of $143 million in June 2016.  U.S. Cellular paid the remaining $186 million to the FCC and was granted the licenses during the second quarter of 2017.

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

Variable Interest Entities

TDS consolidates certain “variable interest entities” as defined under GAAP.  See Note 8 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities.  TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.

During the first quarter of 2017, U.S. Cellular formed USCC EIP LLC, a special purpose entity (SPE), to facilitate a potential securitized borrowing using its equipment installment plan receivables in the future.  During the six months ended June 30, 2017, net equipment installment plan receivables totaling $883 million were transferred to the newly formed SPE from affiliated entities.  On a consolidated basis, the transfer of receivables into this SPE did not have a material impact to the financial condition of TDS.

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

U.S. Cellular also has a share repurchase authorization.  As of June 30, 2017, the total cumulative amount of U.S. Cellular Common Shares authorized to be purchased is 5,900,849.

All outstanding TDS Preferred Shares were redeemed in April 2017 for $1 million.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2016 and June 30, 2017 to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis

TDS operates a capital- and marketing-intensive business.  TDS makes substantial investments to acquire wireless licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to TDS’ networks.  TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including spectrum licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes TDS' cash flow activities for the six months ended June 30, 2017 and 2016.

2017 Commentary

TDS’ Cash and cash equivalents decreased $109 million in 2017.  Net cash provided by operating activities was $358 million in 2017 due to net income of $55 million plus non-cash items of $398 million and distributions received from unconsolidated entities of $65 million, including $30 million in distributions from the LA Partnership.  This was partially offset by changes in working capital items which decreased net cash by $160 million.  The decrease resulting from changes in working capital items was due in part to a $107 million increase in equipment installment plan receivables, which are expected to continue to increase and further require the use of working capital in the near term.  The decrease was also a result of a $59 million decrease in accounts payable.

The net cash provided by operating activities was offset by Cash flows used for investing activities of $424 million.  Cash paid in 2017 for additions to property, plant and equipment totaled $242 million.  Cash paid for acquisitions and licenses was $200 million which included the remaining $186 million due to the FCC for licenses U.S. Cellular won in Auction 1002.  This was partially offset by Cash received from divestitures and exchanges of $17 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Cash flows used for financing activities were $43 million for the six months ended June 30, 2017, reflecting ordinary activity such as the payment of dividends and the scheduled repayments of debt.

2016 Commentary

TDS’ Cash and cash equivalents decreased $86 million in 2016.  Net cash provided by operating activities was $400 million in 2016 due to net income of $42 million plus non-cash items of $424 million and distributions received from unconsolidated entities of $30 million.  This was partially offset by changes in working capital items which decreased net cash by $96 million.  TDS received a federal tax refund of $63 million related to an overpayment of the 2015 expected tax liability, which resulted from the enactment of federal bonus depreciation in December 2015.  This was offset by a use of cash of $94 million due to an increase in equipment installment plan receivables.

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

Licenses

Licenses increased $340 million due primarily to an aggregate winning bid of $329 million in FCC Auction 1002.  These licenses were granted by the FCC in the second quarter of 2017.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for more information about this transaction.

Other assets and deferred charges

Other assets and deferred charges decreased $86 million due primarily to the $143 million deposit paid to the FCC in June 2016 for participation in Auction 1002, being applied to total amounts due for the licenses won in said auction in the second quarter of 2017.  This was partially offset by a $59 million increase in the long-term portion of unbilled equipment installment plan receivables, net, due to the offering of longer term equipment installment plan contracts and the overall increase in the number of such contracts outstanding.  See Note 3 — Equipment Installment Plans and Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these balances.

Accounts payable

Accounts payable decreased $70 million due primarily to reduction of expenses in 2017 as well as payment timing differences.

Accrued taxes

Accrued taxes increased $41 million due primarily to the excess of current income tax expense over federal estimated payments made during the six months ended June 30, 2017.

Accrued compensation

Accrued compensation decreased $49 million due primarily to employee bonus payments in March 2017.

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
  Adjusted OIBDA
  Free cash flow
  Postpaid ABPU
  Postpaid ABPA

Following are explanations of each of these measures.

Adjusted EBITDA and Adjusted OIBDA

Adjusted EBITDA is defined as net income adjusted for the items set forth in the reconciliation below.  Adjusted OIBDA is defined as net income adjusted for the items set forth in the reconciliation below.  Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity.  TDS does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.

Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  See Note 10 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.

Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability and, therefore, reconciliations to applicable GAAP income measures are deemed appropriate.  Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.  Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities.  The following table reconciles Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measure, Net income or Income (loss) before income taxes.  Income tax expense is not provided at the individual segment level for Wireline, Cable and HMS.  TDS calculates income tax expense for TDS Telecom in total.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
TDS ̶ CONSOLIDATED	2017	2016	2017	2016
(Dollars in millions)
Net income (GAAP)	$12	$32	$55	$42
Add back:
Income tax expense	10	18	44	31
Interest expense	43	43	85	85
Depreciation, amortization and accretion	211	210	422	422
EBITDA (Non-GAAP)	276	303	606	580
Add back or deduct:
(Gain) loss on license sales and exchanges, net	(2)	(9)	(19)	(9)
(Gain) loss on asset disposals, net	6	6	10	12
Adjusted EBITDA (Non-GAAP)	280	300	597	583
Deduct:
Equity in earnings of unconsolidated entities	33	36	65	72
Interest and dividend income[1]	4	3	8	5
Other, net	–	1	1	–
Adjusted OIBDA (Non-GAAP)[1]	243	260	523	506
Deduct:
Depreciation, amortization and accretion	211	210	422	422
(Gain) loss on license sales and exchanges, net	(2)	(9)	(19)	(9)
(Gain) loss on asset disposals, net	6	6	10	12
Operating income (GAAP)¹	$28	$53	$110	$81

	Three Months Ended		Six Months Ended
	June 30,		June 30,
U.S. CELLULAR	2017	2016	2017	2016
(Dollars in millions)
Net income (GAAP)	$12	$27	$40	$37
Add back:
Income tax expense	–	13	33	23
Interest expense	28	28	56	56
Depreciation, amortization and accretion	155	154	307	307
EBITDA (Non-GAAP)	195	222	436	423
Add back or deduct:
(Gain) loss on license sales and exchanges, net	(2)	(9)	(19)	(9)
(Gain) loss on asset disposals, net	5	5	9	10
Adjusted EBITDA (Non-GAAP)	198	218	426	424
Deduct:
Equity in earnings of unconsolidated entities	33	37	66	72
Interest and dividend income[1]	2	2	5	3
Other, net	–	(1)	(1)	–
Adjusted OIBDA (Non-GAAP)[1]	163	180	356	349
Deduct:
Depreciation, amortization and accretion	155	154	307	307
(Gain) loss on license sales and exchanges, net	(2)	(9)	(19)	(9)
(Gain) loss on asset disposals, net	5	5	9	10
Operating income (GAAP)¹	$5	$30	$59	$41

	Three Months Ended		Six Months Ended
	June 30,		June 30,
TDS TELECOM	2017	2016	2017	2016
(Dollars in millions)
Net income (GAAP)	$15	$15	$33	$25
Add back:
Income tax expense	10	10	21	16
Interest expense	1	1	2	1
Depreciation, amortization and accretion	55	54	111	112
EBITDA (Non-GAAP)	81	79	167	154
Add back or deduct:
(Gain) loss on asset disposals, net	1	1	1	2
Adjusted EBITDA (Non-GAAP)	82	80	168	156
Deduct:
Interest and dividend income	1	1	2	2
Adjusted OIBDA (Non-GAAP)	80	79	166	155
Deduct:
Depreciation, amortization and accretion	55	54	111	112
(Gain) loss on asset disposals, net	1	1	1	2
Operating income (GAAP)	$25	$24	$53	$41

Numbers may not foot due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
WIRELINE	2017	2016	2017	2016
(Dollars in millions)
Income before income taxes (GAAP)	$30	$25	$60	$46
Add back:
Interest expense	–	–	–	(1)
Depreciation, amortization and accretion	37	37	76	78
EBITDA (Non-GAAP)	67	62	136	124
Add back or deduct:
(Gain) loss on asset disposals, net	–	1	1	1
Adjusted EBITDA (Non-GAAP)	67	63	137	125
Deduct:
Interest and dividend income	1	1	2	1
Adjusted OIBDA (Non-GAAP)	66	62	134	124
Deduct:
Depreciation, amortization and accretion	37	37	76	78
(Gain) loss on asset disposals, net	–	1	1	1
Operating income (GAAP)	$29	$25	$57	$45

Numbers may not foot due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
CABLE	2017	2016	2017	2016
(Dollars in millions)
Income (loss) before income taxes (GAAP)	$3	$–	$5	$1
Add back:
Depreciation, amortization and accretion	11	9	21	18
EBITDA (Non-GAAP)	14	9	26	19
Add back or deduct:
(Gain) loss on asset disposals, net	–	–	1	1
Adjusted EBITDA (Non-GAAP)	14	10	27	20
Deduct:
Interest and dividend income	–	–	–	–
Adjusted OIBDA (Non-GAAP)	14	10	27	20
Deduct:
Depreciation, amortization and accretion	11	9	21	18
(Gain) loss on asset disposals, net	–	–	1	1
Operating income (loss) (GAAP)	$3	$–	$5	$1

Numbers may not foot due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
HMS	2017	2016	2017	2016
(Dollars in millions)
Loss before income taxes (GAAP)	$(8)	$(1)	$(11)	$(6)
Add back:
Interest expense	1	1	2	2
Depreciation, amortization and accretion	7	7	14	15
EBITDA (Non-GAAP)	–	7	4	11
Add back or deduct:
(Gain) loss on asset disposals, net	–	–	–	–
Adjusted EBITDA (Non-GAAP)	–	7	4	11
Deduct:
Interest and dividend income	–	–	–	–
Adjusted OIBDA (Non-GAAP)	–	7	4	10
Deduct:
Depreciation, amortization and accretion	7	7	14	15
(Gain) loss on asset disposals, net	–	–	–	–
Operating loss (GAAP)	$(7)	$–	$(9)	$(4)

Numbers may not foot due to rounding.

[1]

Equipment installment plan interest income is reflected as a component of Service revenues consistent with an accounting policy change effective January 1, 2017.  All prior period numbers have been recast to conform to this accounting change.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional details.

Free Cash Flow

The following table presents Free cash flow.  Management uses Free cash flow as a liquidity measure and it is defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment.  Free cash flow is a non-GAAP financial measure which TDS believes may be useful to investors and other users of its financial information in evaluating liquidity, specifically, the amount of net cash generated by business operations after deducting Cash paid for additions to property, plant and equipment.

	Six Months Ended June 30,
	2017	2016
(Dollars in millions)
Cash flows from operating activities (GAAP)	$358	$400
Less: Cash paid for additions to property, plant and equipment	242	281
Free cash flow (Non-GAAP)	$116	$119

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$597	$636	$1,205	$1,275
Average number of postpaid connections	4.47	4.48	4.46	4.45
Number of months in period	3	3	6	6
Postpaid ARPU (GAAP metric)	$44.60	$47.37	$45.00	$47.76

Calculation of Postpaid ABPU
Postpaid service revenues	$597	$636	$1,205	$1,275
Equipment installment plan billings	142	118	281	223
Total billings to postpaid connections	$739	$754	$1,486	$1,498
Average number of postpaid connections	4.47	4.48	4.46	4.45
Number of months in period	3	3	6	6
Postpaid ABPU (Non-GAAP metric)	$55.19	$56.09	$55.49	$56.08

Calculation of Postpaid ARPA
Postpaid service revenues	$597	$636	$1,205	$1,275
Average number of postpaid accounts	1.66	1.70	1.67	1.70
Number of months in period	3	3	6	6
Postpaid ARPA (GAAP metric)	$119.73	$124.91	$120.46	$125.13

Calculation of Postpaid ABPA
Postpaid service revenues	$597	$636	$1,205	$1,275
Equipment installment plan billings	142	118	281	223
Total billings to postpaid accounts	$739	$754	$1,486	$1,498
Average number of postpaid accounts	1.66	1.70	1.67	1.70
Number of months in period	3	3	6	6
Postpaid ABPA (Non-GAAP metric)	$148.15	$147.90	$148.54	$146.95

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

Effective January 1, 2017, TDS elected to change the classification of interest income on equipment installment plan contracts from Interest and dividend income to Service revenues in the Consolidated Statement of Operations.  All prior period numbers have been recast to conform to the current year presentation.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional information regarding this accounting change.  There were no other material changes to TDS’ application of critical accounting policies and estimates during the six months ended June 30, 2017.

With respect to TDS’ critical accounting policy governing intangible asset impairment, management continues to monitor industry market conditions and changes in interest rates for significant negative trends.  Given limited excess of estimated fair value over carrying value of certain of its reporting units as determined in the 2016 annual impairment tests, such trends, if identified, could adversely influence future forecasted cash flows and discounted cash flow calculations which could result in possible impairment in future periods.

Recent Accounting Pronouncements

See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

Regulatory Matters

FCC Auction 1002

U.S. Cellular was a bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002, which concluded in March 2017.  In April 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million.  Prior to commencement of the forward auction, U.S. Cellular made an upfront payment to the FCC of $143 million in June 2016.  U.S. Cellular paid the remaining $186 million to the FCC and was granted the licenses during the second quarter of 2017.

FCC Reform Order

Pursuant to the Reform Order, U.S. Cellular’s current Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012. The Reform Order contemplated the establishment of a new program and provided for a pause in the phase down if that program was not timely implemented by July 2014.  The Phase II Connect America Mobility Fund (MF2) was not operational as of July 2014 and, therefore, as provided by the Reform Order, the phase down was suspended at 60% of the baseline amount until such time as the FCC had taken steps to establish the MF2.  In February 2017, the FCC adopted an Order concerning MF2 and the resumption of the phase down. The Order establishes a MF2 support fund of $453 million annually for ten years to be distributed through a market-based, multi-round reverse auction.  The Order further states that the phase down of legacy support for areas that do not receive support under MF2 will commence on the first day of the month following the completion of the auction and will conclude two years later. U.S. Cellular cannot predict at this time when the MF2 auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the MF2 auction will provide opportunities to U.S. Cellular to offset any loss in existing support.  However, U.S. Cellular currently expects that its legacy support will continue at the current level for 2017.

FCC Notice of Proposed Rulemaking

In May 2017, the FCC adopted a Notice of Proposed Rulemaking (NPRM) proposing to revise decisions made in the FCC’s 2015 Open Internet and Title II Order.  If adopted as proposed, the item would reverse the FCC’s decision to reclassify Broadband Internet Access Services as telecommunications services subject to regulation under Title II of the Telecommunications Act.  The NPRM would also seek comment on blocking, throttling, paid prioritization, and transparency rules adopted as part of the FCC’s previous rulemaking.

The NPRM is subject to public comment and further action by the FCC, and any final rules adopted may differ from those proposed in the NPRM.  Also, there may be legal proceedings challenging any rule changes that are ultimately adopted.  TDS cannot predict the outcome of these proceedings or the impact on its business.

Other Regulatory Matters

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2017.

Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$992	$1,019	$1,989	$2,032
Equipment and product sales	255	276	496	518
Total operating revenues	1,247	1,295	2,485	2,550

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	298	297	580	585
Cost of equipment and products	287	309	557	600
Selling, general and administrative	419	429	825	859
Depreciation, amortization and accretion	211	210	422	422
(Gain) loss on asset disposals, net	6	6	10	12
(Gain) loss on license sales and exchanges, net	(2)	(9)	(19)	(9)
Total operating expenses	1,219	1,242	2,375	2,469

Operating income	28	53	110	81

Investment and other income (expense)
Equity in earnings of unconsolidated entities	33	36	65	72
Interest and dividend income	4	3	8	5
Interest expense	(43)	(43)	(85)	(85)
Other, net	–	1	1	–
Total investment and other income (expense)	(6)	(3)	(11)	(8)

Income before income taxes	22	50	99	73
Income tax expense	10	18	44	31
Net income	12	32	55	42
Less: Net income attributable to noncontrolling
interests, net of tax	2	4	8	6
Net income attributable to TDS shareholders	10	28	47	36
TDS Preferred dividend requirement	–	–	–	–
Net income available to TDS common shareholders	$10	$28	$47	$36

Basic weighted average shares outstanding	111	109	110	109
Basic earnings per share available to TDS common shareholders	$0.09	$0.25	$0.43	$0.33

Diluted weighted average shares outstanding	112	111	112	111
Diluted earnings per share available to TDS common shareholders	$0.09	$0.25	$0.42	$0.32

Dividends per share to TDS shareholders	$0.155	$0.148	$0.310	$0.296

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Dollars in millions)
Net income	$12	$32	$55	$42
Net change in accumulated other comprehensive income
Change in net unrealized gain on equity investments	–	1	–	1
Change related to retirement plan
Amounts included in net periodic benefit cost
for the period
Amortization of prior service cost	–	(1)	(1)	(1)
Comprehensive income	12	32	54	42
Less: Net income attributable to noncontrolling
interests, net of tax	2	4	8	6
Comprehensive income attributable to TDS shareholders	$10	$28	$46	$36

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
(Dollars in millions)
Cash flows from operating activities
Net income	$55	$42
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	422	422
Bad debts expense	49	46
Stock-based compensation expense	22	18
Deferred income taxes, net	(22)	8
Equity in earnings of unconsolidated entities	(65)	(72)
Distributions from unconsolidated entities	65	30
(Gain) loss on asset disposals, net	10	12
(Gain) loss on license sales and exchanges, net	(19)	(9)
Noncash interest expense	1	2
Other operating activities	–	(3)
Changes in assets and liabilities from operations
Accounts receivable	5	(6)
Equipment installment plans receivable	(107)	(94)
Inventory	2	(26)
Accounts payable	(59)	32
Customer deposits and deferred revenues	(10)	(18)
Accrued taxes	53	76
Accrued interest	–	(1)
Other assets and liabilities	(44)	(59)
Net cash provided by operating activities	358	400

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(242)	(281)
Cash paid for acquisitions and licenses	(200)	(46)
Cash received from divestitures and exchanges	17	17
Federal Communications Commission deposit	–	(143)
Other investing activities	1	1
Net cash used in investing activities	(424)	(452)

Cash flows from financing activities
Repayment of long-term debt	(6)	(6)
Issuance of long-term debt	–	2
TDS Common Shares reissued for benefit plans, net of tax payments	(1)	–
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	–	3
Repurchase of TDS Common Shares	–	(3)
Repurchase of U.S. Cellular Common Shares	–	(2)
Repurchase of TDS Preferred Shares	(1)	–
Dividends paid to TDS shareholders	(34)	(32)
Payment of debt issuance costs	–	(4)
Distributions to noncontrolling interests	(2)	(1)
Other financing activities	1	9
Net cash used in financing activities	(43)	(34)

Net decrease in cash and cash equivalents	(109)	(86)

Cash and cash equivalents
Beginning of period	900	985
End of period	$791	$899

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

 (Unaudited)

	June 30,	December 31,
	2017	2016
(Dollars in millions)
Current assets
Cash and cash equivalents	$791	$900
Accounts receivable
Customers and agents, less allowances of $55 and $55, respectively	749	753
Other, less allowances of $1 and $2, respectively	96	98
Inventory, net	149	151
Prepaid expenses	111	115
Income taxes receivable	2	10
Other current assets	26	32
Total current assets	1,924	2,059

Assets held for sale	4	8

Licenses	2,235	1,895
Goodwill	770	766
Franchise rights	244	244
Other intangible assets, net of accumulated amortization of $137 and $153, respectively	28	33
Investments in unconsolidated entities	452	451
Other investments	–	1

Property, plant and equipment
In service and under construction	11,726	11,679
Less: Accumulated depreciation and amortization	8,353	8,124
Property, plant and equipment, net	3,373	3,555

Other assets and deferred charges	348	434

Total assets[1]	$9,378	$9,446

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	June 30,	December 31,
	2017	2016
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$12	$12
Accounts payable	295	365
Customer deposits and deferred revenues	218	229
Accrued interest	11	11
Accrued taxes	85	44
Accrued compensation	78	127
Other current liabilities	87	99
Total current liabilities	786	887

Deferred liabilities and credits
Deferred income tax liability, net	899	922
Other deferred liabilities and credits	472	453

Long-term debt, net	2,428	2,433

Commitments and contingencies

Noncontrolling interests with redemption features	1	1

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 111 shares (7 Series A Common and 104 Common Shares) and 110 shares (7 Series A Common and 103 Common Shares), respectively
Par Value ($.01 per share)	1	1
Capital in excess of par value	2,393	2,386
Treasury shares, at cost, 22 and 23 Common Shares, respectively	(684)	(698)
Accumulated other comprehensive income	–	1
Retained earnings	2,457	2,454
Total TDS shareholders' equity	4,167	4,144

Preferred shares	–	1
Noncontrolling interests	625	605

Total equity	4,792	4,750

Total liabilities and equity[1]	$9,378	$9,446

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of June 30, 2017 and December 31, 2016 include assets held by consolidated VIEs of $759 million and $804 million, respectively, which are not available to be used to settle the obligations of TDS.  The consolidated total liabilities as of June 30, 2017 and December 31, 2016 include certain liabilities of consolidated VIEs of $17 million for which the creditors of the VIEs have no recourse to the general credit of TDS.  See Note 8 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Preferred shares	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2016	$1	$2,386	$(698)	$1	$2,454	$4,144	$1	$605	$4,750
Net income attributable to TDS shareholders	–	–	–	–	47	47	–	–	47
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	8	8
Other comprehensive income	–	–	–	(1)	–	(1)	–	–	(1)
TDS Common and Series A Common share dividends	–	–	–	–	(34)	(34)	–	–	(34)
Redemption of Preferred shares	–	–	–	–	–	–	(1)	–	(1)
Dividend reinvestment plan	–	–	5	–	–	5	–	–	5
Incentive and compensation plans	–	–	9	–	(10)	(1)	–	–	(1)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	–	–	–	–	–	–	14	14
Stock-based compensation awards	–	7	–	–	–	7	–	–	7
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(2)	(2)
June 30, 2017	$1	$2,393	$(684)	$–	$2,457	$4,167	$–	$625	$4,792

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

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

Note 1 Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (TDS) conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ 83%-owned wireless telephone subsidiary, United States Cellular Corporation (U.S. Cellular) and TDS’ wholly-owned subsidiary, TDS Telecommunications Corporation (TDS Telecom).  In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2017, are U.S. Cellular, Wireline, Cable, and Hosted and Managed Services (HMS) operations.  TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus).  Suttle-Straus’ financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 10 — Business Segment Information for summary financial information on each business segment.

The unaudited consolidated financial statements included herein have been prepared by TDS pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  Certain numbers included herein are rounded to millions for ease of presentation; however, calculated amounts and percentages are determined using the unrounded numbers.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2016.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of June 30, 2017 and December 31, 2016, its results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and its cash flows and changes in equity for the six months ended June 30, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year.  TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2016, except as described below.

Equipment Installment Plans

TDS equipment revenue under equipment installment plan contracts is recognized at the time the device is delivered to the end-user customer for the selling price of the device, net of any deferred imputed interest or trade-in right, if applicable.  Imputed interest is reflected as a reduction to the receivable balance and recognized over the duration of the plan as Service revenues.  See Note 3 — Equipment Installment Plans.  Effective January 1, 2017, TDS elected to change the classification of interest income on equipment installment plan contracts from Interest and dividend income to Service revenues in the Consolidated Statement of Operations.  TDS believes this classification is preferable because financing of devices as part of enrolling customers for service is an activity that is central to TDS’ operations, and it is consistent with the presentation by others in the industry.  Comparative financial statements of prior years have been adjusted to apply the new classification retrospectively.  As a result of this change in classification, Service revenues for the three and six months ended June 30, 2016, increased by $12 million and $24 million, respectively, from previously reported amounts, with a corresponding decrease in Interest and dividend income.  In comparison, Service revenues for the three and six months ended June 30, 2017, include $17 million and $33 million, respectively, of equipment installment plan interest income.  This change did not have an impact on Income before income taxes, Net income, or Earnings per share for the three or six months ended June 30, 2016, nor did it have a cumulative impact to Retained earnings as of any date presented.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09) and has since amended the standard with Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, Accounting Standards Update 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  TDS is required to adopt ASU 2014-09, as amended, on January 1, 2018.  Early adoption as of January 1, 2017, is permitted; however, TDS did not adopt early.  ASU 2014-09, as amended, impacts TDS’ revenue recognition related to the allocation of contract revenues between various services and equipment, and the timing of when those revenues are recognized.  In addition, ASU 2014-09 requires deferral of incremental contract acquisition and fulfillment costs and subsequent expense recognition over the contract period or expected customer life.  TDS has identified that new systems, processes and controls are required to adopt ASU 2014-09, as amended.  TDS has substantially completed the design and development of new systems to perform revenue recognition accounting under the provisions of ASU 2014-09, as amended, and is currently engaged in the process of testing these new systems.  TDS expects to transition to the new standard under the modified retrospective transition method whereby a cumulative effect adjustment to retained earnings is recognized upon adoption and the guidance is applied prospectively.  Upon adoption, the cumulative effect adjustment is expected to include the establishment of contract asset and contract liability accounts with a corresponding adjustment to retained earnings to reflect the reallocation of revenues between service and equipment performance obligations for which control is transferred to customers in different periods.  Reallocation impacts generally arise when bundle discounts are provided in a contract arrangement that includes equipment and service performance obligations.  In these cases, the revenue will be reallocated according to the relative stand-alone selling prices of the performance obligations included in the bundle and this may be different than how the revenue is billed to the customer and recognized under current guidance.  In addition, contract cost assets will be established to reflect costs that will be deferred as incremental contract acquisition and fulfillment costs.  Incremental contract acquisition costs generally relate to commissions paid to sales associates while fulfillment costs are generally related to service installation costs on the wireline and cable businesses.  TDS is evaluating the effects that adoption of ASU 2014-09, as amended, will have on its financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02).  ASU 2016-02 requires lessees to record a right-of-use asset and lease liability for almost all leases.  This ASU does not substantially impact the lessor accounting model.  However, some changes to the lessor accounting guidance were made to align with lessee accounting changes within Accounting Standards Codification (ASC) 842, Leases and certain key aspects of ASC 606, Revenue from Contracts with Customers.  TDS is required to adopt ASU 2016-02 on January 1, 2019.  Early adoption is permitted.  Upon adoption of ASU 2016-02, TDS expects a substantial increase to assets and liabilities on its balance sheet.  TDS is evaluating the effects that adoption of ASU 2016-02 will have on its results of operations.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13).  ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses.  It also requires additional disclosure relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances.  TDS is required to adopt ASU 2016-13 on January 1, 2020.  Early adoption as of January 1, 2019 is permitted.  TDS is evaluating the effects that adoption of ASU 2016-13 will have on its financial position, results of operations and disclosures.

In December 2016, the FASB issued Accounting Standards Update 2016-19 Technical Corrections and Improvements (ASU 2016-19).  ASU 2016-19 includes an amendment to Accounting Standards Codification Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software, which clarifies that a software license within the scope of the Subtopic will be accounted for as the acquisition of an intangible asset and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition.  TDS adopted this standard prospectively for all arrangements entered into or materially modified after January 1, 2017.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04).  ASU 2017-04 eliminates Step 2 of the current goodwill impairment test.  Goodwill impairment loss will be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value.  TDS is required to adopt ASU 2017-04 on January 1, 2020.  Early adoption is permitted.  TDS is assessing whether it will early adopt ASU 2017-04.

In February 2017, the FASB issued Accounting Standards Update 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05).  ASU 2017-05 clarifies how entities account for the derecognition of a nonfinancial asset and adds guidance for partial sales of nonfinancial assets.  TDS is required to adopt ASU 2017-05 on January 1, 2018.  Early adoption is permitted.  The adoption of ASU 2017-05 is not expected to have a significant impact on TDS’ financial position or results of operations.

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07).  ASU 2017-07 requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net periodic benefit cost must be presented separately from the service cost component and outside of Operating income in the Consolidated Statement of Operations.  The guidance also specifies that only the service cost component of net benefit cost is eligible for capitalization.  TDS is required to adopt ASU 2017-07 on January 1, 2018.  Early adoption is permitted.  The adoption of ASU 2017-07 is not expected to have a significant impact on TDS’ results of operations.

In May 2017, the FASB issued Accounting Standards Update 2017-09, Compensation – Stock Compensation (ASU 2017-09).  ASU 2017-09 clarifies when changes to the terms or conditions of share-based payment awards must be accounted for as modifications.  TDS is required to adopt ASU 2017-09 on January 1, 2018.  Early adoption is permitted.  The adoption of ASU 2017-09 is not expected to have a significant impact on TDS’ financial position or results of operations.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities on a net basis within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $20 million and $38 million for the three and six months ended June 30, 2017, respectively, and $22 million and $45 million for the three and six months ended June 30, 2016, respectively.

Note 2 Fair Value Measurements

As of June 30, 2017 and December 31, 2016, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	June 30, 2017		December 31, 2016
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$791	$791	$900	$900
Long-term debt
Retail	2	1,753	1,815	1,753	1,741
Institutional	2	533	552	533	532
Other	2	202	201	208	207

The fair value of Cash and cash equivalents approximates the book value due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations and the current portion of Long-term debt.  The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 6.95% Senior Notes, 7.25% 2063 Senior Notes and 7.25% 2064 Senior Notes.  TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter.  TDS’ “Other” debt consists of a senior term loan credit facility and other borrowings with financial institutions.  TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.00% to 6.55% and 0.00% to 6.93% at June 30, 2017 and December 31, 2016, respectively.

Note 3 Equipment Installment Plans

TDS sells devices to customers under equipment installment contracts over a specified time period.  For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  TDS values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  When a customer exercises the trade-in option, the difference between the outstanding receivable balance forgiven and the fair value of the used device is offset against the guarantee liability.  If the customer does not exercise the trade-in option at the time of eligibility, TDS begins amortizing the liability and records this amortization as additional equipment revenue.  As of June 30, 2017 and December 31, 2016, the guarantee liability related to these plans was $24 million and $33 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

TDS equipment installment plans do not provide for explicit interest charges.  Because equipment installment plans have a duration of greater than twelve months, TDS imputes interest.  TDS records imputed interest as a reduction to the related accounts receivable and recognizes it over the term of the installment agreement.  Equipment installment plan receivables had a weighted average effective imputed interest rate of 12.1% and 11.2% as of June 30, 2017 and December 31, 2016, respectively.

The following table summarizes equipment installment plan receivables as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
(Dollars in millions)
Equipment installment plan receivables, gross	$722	$628
Deferred interest	(63)	(53)
Equipment installment plan receivables, net of deferred interest	659	575
Allowance for credit losses	(57)	(50)
Equipment installment plan receivables, net	$602	$525

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$363	$345
Other assets and deferred charges (Non-current portion)	239	180
Equipment installment plan receivables, net	$602	$525

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

	June 30, 2017			December 31, 2016
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$636	$48	$684	$553	$38	$591
Billed — current	25	2	27	23	2	25
Billed — past due	9	2	11	10	2	12
Equipment installment plan receivables, gross	$670	$52	$722	$586	$42	$628

Activity for the six months ended June 30, 2017 and 2016, in the allowance for credit losses balance for the equipment installment plan receivables was as follows:

	June 30, 2017	June 30, 2016
(Dollars in millions)
Allowance for credit losses, beginning of period	$50	$26
Bad debts expense	31	28
Write-offs, net of recoveries	(24)	(17)
Allowance for credit losses, end of period	$57	$37

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Dollars and shares in millions, except per share amounts)
Basic earnings per share available to TDS common
shareholders:
Net income available to TDS common shareholders used in basic earnings per share	$10	$28	$47	$36
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	–	–	–	–
Net income available to TDS common shareholders
used in diluted earnings per share	$10	$28	$47	$36

Weighted average number of shares used in basic
earnings per share:
Common Shares	104	102	103	102
Series A Common Shares	7	7	7	7
Total	111	109	110	109

Effects of dilutive securities	1	2	2	2
Weighted average number of shares used in diluted
earnings per share	112	111	112	111

Basic earnings per share available to TDS common
shareholders	$0.09	$0.25	$0.43	$0.33

Diluted earnings per share available to TDS common
shareholders	$0.09	$0.25	$0.42	$0.32

Certain Common Shares issuable upon the exercise of stock options, vesting of performance and restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share available to TDS common shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 5 million shares and 4 million shares for the three and six months ended June 30, 2017, respectively, and 4 million shares for both the three and six months ended June 30, 2016.

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

In July 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600 MHz spectrum licenses, referred to as Auction 1002.  Prior to commencement of the forward auction, U.S. Cellular made an upfront payment to the FCC of $143 million in June 2016 to establish its initial bidding eligibility.  In April 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million.  U.S. Cellular paid the remaining $186 million to the FCC and was granted the licenses during the second quarter of 2017.

Note 6 Intangible Assets

Activity related to Licenses for the six months ended June 30, 2017, is presented below. Goodwill increased by $4 million and Other intangible assets increased by $1 million in the Cable segment in 2017 due to a small acquisition of a fiber telecommunications company.  There were no changes to Franchise rights during the six months ended June 30, 2017.

Licenses

(Dollars in millions)
Balance December 31, 2016	$1,895
Acquisitions	331
Transferred to Assets held for sale	(4)
Exchanges - Licenses received	14
Exchanges - Licenses surrendered	(1)
Balance June 30, 2017	$2,235

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in millions)
Revenues	$1,636	$1,641	$3,251	$3,329
Operating expenses	1,229	1,173	2,446	2,408
Operating income	407	468	805	921
Other expense, net	(2)	(3)	(2)	(8)
Net income	$405	$465	$803	$913

Note 8 Variable Interest Entities

Consolidated VIEs

TDS consolidates variable interest entities (VIEs) in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE.  TDS reviews these criteria initially at the time it enters into agreements and subsequently when events warranting reconsideration occur.  These VIEs have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2016.

During the first quarter of 2017, U.S. Cellular formed USCC EIP LLC, a special purpose entity (SPE), to facilitate a potential securitized borrowing using its equipment installment plan receivables in the future.  Under a Receivables Sale Agreement, U.S. Cellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment contracts to USCC EIP LLC.  This SPE will aggregate device equipment installment plan contracts for further transfer into a separate bankruptcy remote securitization trust structure, perform servicing, collection and all other administrative activities related to accounting for equipment installment plan contracts.

USCC EIP LLC’s sole business consists of the acquisition of the receivables from U.S. Cellular affiliated entities for the future transfer of receivables into a trust.  Given that U.S. Cellular has the power to direct the activities of this SPE, and that this SPE lacks sufficient equity to finance its activities, U.S. Cellular is deemed to have a controlling financial interest in the SPE and, therefore, consolidates it.

During the six months ended June 30, 2017, net equipment installment plan receivables totaling $883 million were transferred to the newly formed SPE from affiliated entities.  There were no receivables transferred as of December 31, 2016.  Because TDS fully consolidates USCC EIP LLC, the transfer of receivables into this SPE did not have a material impact to the consolidated financial statements of TDS.  As of June 30, 2017, TDS had not executed a securitized borrowing from a third party specific to its equipment installment plan receivables.

The following VIEs were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions:

  Advantage Spectrum, L.P. (Advantage Spectrum) and Sunshine Spectrum, Inc. (Sunshine Spectrum), the general partner of Advantage Spectrum (former general partner was Frequency Advantage, L.P. (Frequency Advantage));
  Aquinas Wireless, L.P. (Aquinas Wireless); and
  King Street Wireless, L.P. (King Street Wireless) and King Street Wireless, Inc., the general partner of King Street Wireless.

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

TDS also consolidates other VIEs that are limited partnerships that provide wireless service.  A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner.  For certain limited partnerships, U.S. Cellular is the general partner and manages the operations.  In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner.  Therefore, these limited partnerships are also recognized as VIEs and are consolidated under the variable interest model.

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30,	December 31,
	2017	2016
(Dollars in millions)
Assets
Cash and cash equivalents	$2	$2
Accounts receivable	402	39
Other current assets	6	6
Licenses	649	649
Property, plant and equipment, net	87	93
Other assets and deferred charges	241	15
Total assets	$1,387	$804

Liabilities
Current liabilities	$40	$18
Deferred liabilities and credits	12	12
Total liabilities	$52	$30

Unconsolidated VIEs

TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.

TDS’ total investment in these unconsolidated entities was $4 million and $6 million at June 30, 2017 and December 31, 2016, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.

Other Related Matters

TDS made contributions, loans and/or advances to its VIEs totaling $676 million, of which $659 million is related to USCC EIP LLC as discussed above, and $26 million during the six months ended June 30, 2017 and June 30, 2016, respectively.  TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

Note 9 Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

Six Months Ended June 30,	2017	2016
(Dollars in millions)
Net income attributable to TDS shareholders	$47	$36
Transfer (to) from the noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(11)	(15)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	–	–
Purchase of ownership in subsidiaries from noncontrolling interests	–	–
Net transfers (to) from noncontrolling interests	(11)	(15)
Change from net income attributable to TDS and transfers (to) from noncontrolling interests	$36	$21

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

Financial data for TDS’ reportable segments for the three and six month periods ended, or as of June 30, 2017 and 2016, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of June 30, 2017	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service[1]	$740	$180	$51	$27	$(1)	$258	$(6)	$992
Equipment and product sales	223	–	–	23	–	24	8	255
Total operating revenues[1]	963	181	51	51	(1)	281	3	1,247
Cost of services (excluding Depreciation, amortization
and accretion reported below)	189	65	24	21	(1)	110	(1)	298
Cost of equipment and products	260	1	–	19	–	20	7	287
Selling, general and administrative	351	48	13	10	–	72	(4)	419
Depreciation, amortization and accretion	155	37	11	7	–	55	1	211
(Gain) loss on asset disposals, net	5	–	–	–	–	1	–	6
(Gain) loss on license sales and exchanges, net	(2)	–	–	–	–	–	–	(2)
Operating income (loss)[1]	5	29	3	(7)	–	25	(2)	28
Equity in earnings of unconsolidated entities	33	–	–	–	–	–	–	33
Interest and dividend income[1]	2	1	–	–	–	1	1	4
Interest expense	(28)	–	–	(1)	–	(1)	(14)	(43)
Other, net	–	–	–	–	–	–	–	–
Income (loss) before income taxes	12	30	3	(8)	–	25	(15)	22
Income tax expense (benefit)[2]	–					10	–	10
Net income (loss)	12					15	(15)	12
Add back:
Depreciation, amortization and accretion	155	37	11	7	–	55	1	211
(Gain) loss on asset disposals, net	5	–	–	–	–	1	–	6
(Gain) loss on license sales and exchanges, net	(2)	–	–	–	–	–	–	(2)
Interest expense	28	–	–	1	–	1	14	43
Income tax expense (benefit)[2]	–					10	–	10
Adjusted EBITDA[3]	$198	$67	$14	$–	$–	$82	$–	$280

Investments in unconsolidated entities	$414	$4	$–	$–	$–	$4	$34	$452
Total assets	$7,077	$1,200	$611	$247	$–	$2,059	$242	$9,378
Capital expenditures	$84	$33	$12	$4	$–	$49	$1	$134

Numbers may not foot due to rounding.

		TDS Telecom
Three Months Ended or as of June 30, 2016	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service[1]	$774	$175	$45	$33	$(1)	$252	$(7)	$1,019
Equipment and product sales	218	–	–	47	–	48	10	276
Total operating revenues[1]	992	175	45	80	(1)	300	3	1,295
Cost of services (excluding Depreciation, amortization
and accretion reported below)	193	64	24	19	(1)	105	(1)	297
Cost of equipment and products	262	–	–	39	–	39	8	309
Selling, general and administrative	357	49	12	15	–	76	(4)	429
Depreciation, amortization and accretion[4]	154	37	9	7	–	54	2	210
(Gain) loss on asset disposals, net	5	1	–	–	–	1	–	6
(Gain) loss on license sales and exchanges, net	(9)	–	–	–	–	–	–	(9)
Operating income (loss)[1]	30	25	–	–	–	24	(1)	53
Equity in earnings of unconsolidated entities	37	–	–	–	–	–	(1)	36
Interest and dividend income[1]	2	1	–	–	–	1	–	3
Interest expense	(28)	–	–	(1)	–	(1)	(14)	(43)
Other, net	(1)	–	–	–	–	–	2	1
Income (loss) before income taxes	40	25	–	(1)	–	24	(14)	50
Income tax expense (benefit)[2]	13					10	(5)	18
Net income (loss)	27					15	(10)	32
Add back:
Depreciation, amortization and accretion[4]	154	37	9	7	–	54	2	210
(Gain) loss on asset disposals, net	5	1	–	–	–	1	–	6
(Gain) loss on license sales and exchanges, net	(9)	–	–	–	–	–	–	(9)
Interest expense	28	–	–	1	–	1	14	43
Income tax expense (benefit)[2]	13	–	–	–	–	10	(5)	18
Adjusted EBITDA[3]	$218	$63	$10	$7	$–	$80	$2	$300

Investments in unconsolidated entities	$407	$4	$–	$–	$–	$4	$35	$446
Total assets	$7,091	$1,268	$589	$285	$–	$2,142	$193	$9,426
Capital expenditures	$93	$27	$17	$2	$–	$46	$3	$142

Numbers may not foot due to rounding.

		TDS Telecom
Six Months Ended or as of June 30, 2017	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service[1]	$1,486	$359	$100	$56	$(2)	$513	$(10)	$1,989
Equipment and product sales	413	1	–	66	–	67	16	496
Total operating revenues[1]	1,899	360	100	122	(2)	580	6	2,485
Cost of services (excluding Depreciation, amortization
and accretion reported below)	364	129	48	42	(2)	216	–	580
Cost of equipment and products	488	1	–	55	–	56	13	557
Selling, general and administrative	691	96	25	21	–	142	(8)	825
Depreciation, amortization and accretion	307	76	21	14	–	111	4	422
(Gain) loss on asset disposals, net	9	1	1	–	–	1	–	10
(Gain) loss on license sales and exchanges, net	(19)	–	–	–	–	–	–	(19)
Operating income (loss)[1]	59	57	5	(9)	–	53	(2)	110
Equity in earnings of unconsolidated entities	66	–	–	–	–	–	(1)	65
Interest and dividend income[1]	5	2	–	–	–	2	1	8
Interest expense	(56)	–	–	(2)	–	(2)	(27)	(85)
Other, net	(1)	–	–	–	–	–	2	1
Income (loss) before income taxes	73	60	5	(11)	–	54	(28)	99
Income tax expense (benefit)[2]	33					21	(10)	44
Net income (loss)	40					33	(18)	55
Add back:
Depreciation, amortization and accretion	307	76	21	14	–	111	4	422
(Gain) loss on asset disposals, net	9	1	1	–	–	1	–	10
(Gain) loss on license sales and exchanges, net	(19)	–	–	–	–	–	–	(19)
Interest expense	56	–	–	2	–	2	27	85
Income tax expense (benefit)[2]	33					21	(10)	44
Adjusted EBITDA[3]	$426	$137	$27	$4	$–	$168	$3	$597

Investments in unconsolidated entities	$414	$4	$–	$–	$–	$4	$34	$452
Total assets	$7,077	$1,200	$611	$247	$–	$2,059	$242	$9,378
Capital expenditures	$145	$50	$21	$10	$–	$81	$4	$230

Numbers may not foot due to rounding.

		TDS Telecom
Six Months Ended or as of June 30, 2016	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service[1]	$1,545	$347	$90	$62	$(2)	$497	$(10)	$2,032
Equipment and product sales	417	1	–	82	–	84	17	518
Total operating revenues[1]	1,962	348	90	144	(2)	581	7	2,550
Cost of services (excluding Depreciation, amortization
and accretion reported below)	376	126	46	40	(2)	210	(1)	585
Cost of equipment and products	518	1	–	68	–	69	13	600
Selling, general and administrative	719	98	24	25	–	147	(7)	859
Depreciation, amortization and accretion[4]	307	78	18	15	–	112	3	422
(Gain) loss on asset disposals, net	10	1	1	–	–	2	–	12
(Gain) loss on license sales and exchanges, net	(9)	–	–	–	–	–	–	(9)
Operating income (loss)[1]	41	45	1	(4)	–	41	(1)	81
Equity in earnings of unconsolidated entities	72	–	–	–	–	–	–	72
Interest and dividend income[1]	3	1	–	–	–	2	–	5
Interest expense	(56)	1	–	(2)	–	(1)	(28)	(85)
Other, net	–	–	–	–	–	–	–	–
Income (loss) before income taxes	60	46	1	(6)	–	41	(28)	73
Income tax expense (benefit)[2]	23					16	(8)	31
Net income (loss)	37					25	(20)	42
Add back:
Depreciation, amortization and accretion[4]	307	78	18	15	–	112	3	422
(Gain) loss on asset disposals, net	10	1	1	–	–	2	–	12
(Gain) loss on license sales and exchanges, net	(9)	–	–	–	–	–	–	(9)
Interest expense	56	(1)	–	2	–	1	28	85
Income tax expense (benefit)[2]	23					16	(8)	31
Adjusted EBITDA[3]	$424	$125	$20	$11	$–	$156	$3	$583

Investments in unconsolidated entities	$407	$4	$–	$–	$–	$4	$35	$446
Total assets	$7,091	$1,268	$589	$285	$–	$2,142	$193	$9,426
Capital expenditures	$172	$55	$30	$3	$–	$88	$7	$267

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

[3]

Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  Adjusted EBITDA is defined as net income, adjusted for the items set forth in the reconciliation above.  TDS believes Adjusted EBITDA is a useful measure of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented above as they provide additional relevant and useful information to investors and other users of TDS' financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance.

[4]

During the three and six months ended June 30, 2016, TDS recorded an out-of-period adjustment attributable to the third quarter of 2014 through the first quarter of 2016 related to the over-depreciation of certain assets in the Wireline segment.  TDS determined that this adjustment was not material to the quarterly periods or the annual results for 2016.  As a result of this out-of-period adjustment, Depreciation, amortization and accretion expense decreased by $4 million for the three and six months ended June 30, 2016.

Telephone and Data Systems, Inc.

Additional Required Information

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

TDS maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to TDS’ management, including its principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

Legal Proceedings

Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2016.  There have been no material changes to such information since December 31, 2016.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.  TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2017.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

			Total Number of	Maximum Dollar
		Average	Shares Purchased	Value of Shares that
	Total Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
April 1 – 30, 2017	–	$–	–	$198,691,355
May 1 – 31, 2017	–	–	–	198,691,355
June 1 – 30, 2017	–	–	–	198,691,355
Total for or as of the end of the
quarter ended June 30, 2017	–	$–	–	$198,691,355

Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit facilities in the second quarter of 2017 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit facilities as of June 30, 2017, or as of the filing date of this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents
Exhibit 10.1

Form of U.S. Cellular 2013 Long-Term Incentive Plan 2017 Performance Award Agreement for the President and CEO of U.S. Cellular is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated April 3, 2017.

Exhibit 10.2

Form of U.S. Cellular 2013 Long-Term Incentive Plan 2017 Restricted Stock Unit Award Agreement for the   President and CEO of U.S. Cellular is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated April 3, 2017.

Exhibit 10.3	TDS 2017 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated May 24, 2017.
Exhibit 10.4	Form of 2017 Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.2 to TDS' Current Report on Form 8-K dated May 24, 2017.
Exhibit 10.5	TDS Incentive Plan is hereby incorporated by reference to Exhibit A to TDS’ proxy statement for its 2017 Annual Meeting of shareholders as filed on Schedule 14A on April 12, 2017.
Exhibit 11	Statement regarding computation of per share earnings is included herein as Note 4 — Earnings Per Share in the Notes to Consolidated Financial Statements.
Exhibit 12	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 18	Preferability letter from Independent Registered Public Accounting Firm is hereby incorporated by reference to Exhibit 18 to TDS’ Quarterly Report on Form 10-Q for the period ended March 31, 2017.
Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2016.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2016, for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	38 - 44
		Notes to Consolidated Financial Statements	45 - 56

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 37

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4.	Controls and Procedures	57

Part II.	Other Information

	Item 1.	Legal Proceedings	57

	Item1A.	Risk Factors	37

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

	Item 5.	Other Information	58

	Item 6.	Exhibits	59

Signatures			61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 4, 2017	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	August 4, 2017	/s/ Douglas D. Shuma
Douglas D. Shuma Senior Vice President - Finance and Chief Accounting Officer (principal financial officer and principal accounting officer)

Date:	August 4, 2017	/s/ Anita J. Kroll
Anita J. Kroll Vice President and Controller