Form 10-Q
period 2017-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2017-11-08
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at September 30, 2017
Common Shares, $0.01 par value			103,536,879 Shares
Series A Common Shares, $0.01 par value			7,250,102 Shares

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and nine months ended September 30, 2017, to the three and nine months ended September 30, 2016.  It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2016.  Certain numbers included herein are rounded to millions for ease of presentation; however, calculated amounts and percentages are determined using the unrounded numbers.

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

General

TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide.  TDS provides wireless services through its 83%-owned subsidiary, United States Cellular Corporation (U.S. Cellular).  TDS also provides wireline services, cable services and hosted and managed services (HMS), through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom).  TDS’ segments operate almost entirely in the United States.  See Note 10 — Business Segment Information in the Notes to Consolidated Financial Statements for summary financial information on each business segment.

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

  U.S. Cellular continues to devote efforts to enhance its network capabilities.  During the first half of 2017, U.S. Cellular commercially deployed VoLTE technology for the first time in one key market and will continue to build out VoLTE services over the next few years.  The next commercial launch is expected to occur in several additional operating markets in early 2018.  VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice, video calling and simultaneous voice and data sessions.  In addition, the deployment of VoLTE technology expands U.S. Cellular’s ability to offer roaming services to other carriers.
  U.S. Cellular continues to enhance its spectrum position and monetize non-strategic assets by participating in auctions and entering into agreements with third parties.  During the nine months ended September 30, 2017, the FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million.  In addition, U.S. Cellular closed on certain license exchange agreements and received $15 million of cash and recognized gains of $19 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to certain of these transactions.
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

Significant Financial Matter

Net loss available to TDS common shareholders was $181 million and $134 million for the three and nine months ended September 30, 2017, respectively.  Such net losses include a non-cash charge related to goodwill impairment of $262 million ($190 million, net of tax and noncontrolling interests impact), which was recorded for the three months ended September 30, 2017.  See Note 6 — Intangible Assets for a detailed discussion regarding the goodwill impairment.  Refer to Supplemental Information to Non-GAAP Financial Measures within this MD&A for a reconciliation of the goodwill impairment, net of tax and noncontrolling interests.

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
  Connected Devices – non-handset devices that connect directly to the U.S. Cellular network.  Connected devices include products such as tablets, modems, and hotspots.
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

Results of Operations — TDS Consolidated

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
(Dollars in millions)
Operating revenues
U.S. Cellular[1]	$963	$1,023	(6)%	$2,862	$2,985	(4)%
TDS Telecom	285	287	(1)%	865	868	–
All other[2]	3	4	–	9	10	(2)%
Total operating revenues[1]	1,251	1,314	(5)%	3,736	3,863	(3)%
Operating expenses
U.S. Cellular	1,323	1,001	32%	3,163	2,922	8%
TDS Telecom	297	276	8%	824	816	1%
All other[2,3]	(137)	4	>(100)%	(129)	12	>(100)%
Total operating expenses	1,483	1,281	16%	3,858	3,750	3%
Operating income (loss)
U.S. Cellular[1]	(360)	22	>(100)%	(301)	63	>(100)%
TDS Telecom	(13)	12	>(100)%	41	53	(23)%
All other[2,3]	141	(1)	>100%	138	(3)	>100%
Total operating income (loss)[1]	(232)	33	>(100)%	(122)	113	>(100)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	35	38	(6)%	101	109	(8)%
Interest and dividend income[1]	4	2	>100%	12	7	53%
Interest expense	(43)	(42)	(2)%	(128)	(127)	(1)%
Other, net	–	(1)	>100%	–	1	>100%
Total investment and other income (expense)[1]	(4)	(3)	(38)%	(15)	(10)	(50)%

Income (loss) before income taxes	(236)	30	>(100)%	(137)	103	>(100)%
Income tax expense (benefit)	(5)	14	>(100)%	39	45	(12)%

Net income (loss)	(231)	16	>(100)%	(176)	58	>(100)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(50)	3	>(100)%	(42)	9	>(100)%
Net income (loss) attributable to TDS shareholders	$(181)	$13	>(100)%	$(134)	$49	>(100)%

Adjusted OIBDA (Non-GAAP)[1,4]	$244	$248	(1)%	$768	$752	2%
Adjusted EBITDA (Non-GAAP)[4]	$283	$287	(1)%	$881	$869	1%
Capital expenditures	$172	$145	18%	$402	$412	(2)%

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

[3]

During the three months ended September 30, 2017, U.S. Cellular recorded a goodwill impairment of $370 million while TDS recorded a goodwill impairment of the U.S. Cellular reporting unit of $227 million.  Prior to 2009, TDS accounted for U.S. Cellular's share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS' Goodwill.  Further, goodwill of the U.S. Cellular reporting unit was impaired at the TDS level in 2003 but not at U.S. Cellular.  Consequently, U.S. Cellular's goodwill on a stand-alone basis and any resulting impairments of goodwill does not equal the TDS consolidated goodwill related to U.S. Cellular.  For further information on the goodwill impairment see Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements.

[4]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

TDS’ 5% and 3% decrease in operating revenues for the three and nine months ended September 30, 2017, respectively, was due primarily to decreases in retail service, inbound roaming, and equipment sales revenues at U.S. Cellular.  Retail service revenues continue to be impacted by industry-wide price competition.

TDS’ 16% and 3% increase in operating expenses for the three and nine months ended September 30, 2017, respectively, was due primarily to a loss on impairment of goodwill at the U.S. Cellular and HMS reporting units.  See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.  This loss was partially offset by decreases in system operations, cost of equipment sold, and selling, general and administrative expenses at U.S. Cellular.

Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.  TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $17 million in both the three months ended September 30, 2017 and 2016, and $50 million and $57 million for the nine months ended September 30, 2017 and 2016, respectively, to Equity in earnings of unconsolidated entities.  See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Income tax expense

TDS’ effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2017, was not meaningful due primarily to the recognition of a loss on impairment of goodwill and for the three and nine months ended September 30, 2016, was 46.6% and 43.6%, respectively.  Due to difficulty in reliably projecting an annual tax rate, TDS calculated income taxes for the nine months ended September 30, 2017, based on an estimated year-to-date tax rate.

A reconciliation of TDS’ income tax expense (benefit) computed at the statutory rate to the reported income tax expense (benefit) and effective tax rate is as follows:

	Nine Months Ended
	September 30,
	2017		2016
	Amount	Rate	Amount	Rate
(Dollars in millions)
Pretax income (loss)	$(137)	N/A	$103	N/A

Statutory federal income tax expense (benefit) and rate	(48)	35.0%	36	35.0%
Goodwill impairment[1]	80	(58.2)%	–	0.0%
Other differences, net	8	(5.6)%	9	8.6%
Total tax expense (benefit) and rate	$39	(28.8)%	$45	43.6%

Numbers may not foot due to rounding

[1]

Goodwill impairment reflects an adjustment to increase federal and state income tax expense by $80 million related to a portion of the goodwill impairment of the U.S. Cellular and HMS reporting units which is nondeductible for tax purposes.  See Note 6 - Intangible Assets for a detailed discussion regarding the goodwill impairment.

Net income (loss) attributable to noncontrolling interests, net of tax

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Dollars in millions)
U.S. Cellular noncontrolling public shareholders’	$(50)	$3	$(44)	$9
Noncontrolling shareholders’ or partners’	–	–	2	–
Net income (loss) attributable to noncontrolling interests, net of tax	$(50)	$3	$(42)	$9

Net income (loss) attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income (loss) and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income (loss).

Three and Nine Months Ended

Net income (loss) decreased due primarily to a loss on impairment of goodwill at the U.S. Cellular and HMS reporting units.  The loss on impairment of goodwill is added back into Adjusted EBITDA causing the metric to remain relatively flat.

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

OPERATIONS

  Serves customers with approximately 5.1 million connections including 4.5 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections
  Operates in 22 states
  Employs approximately 6,000 associates
  Headquartered in Chicago, Illinois
  6,436 cell sites including 4,051 owned towers in service

Operational Overview

				Q3	Q3	YTD	YTD
				2017	2016	2017	2016
			Postpaid Activity and Churn
			Gross Additions:	191,000	174,000	511,000	586,000

			Handsets	139,000	115,000	357,000	363,000

			Connected Devices	52,000	59,000	154,000	223,000

As of September 30,			Net Additions (Losses):	35,000	(6,000)	31,000	75,000

	2017	2016	Handsets	29,000	(27,000)	20,000	(45,000)

Retail Connections – End of Period			Connected Devices	6,000	21,000	11,000	120,000

Postpaid	4,513,000	4,484,000	Churn:	1.16%	1.34%	1.19%	1.27%

Prepaid	515,000	480,000	Handsets	0.96%	1.22%	0.98%	1.17%

Total	5,028,000	4,964,000	Connected Devices	2.33%	2.04%	2.41%	1.97%

The increase in postpaid net additions for the three months ended September 30, 2017, when compared to the same period last year, was driven mainly by higher handsets gross additions as well as lower handsets churn.  These impacts were slightly offset by a decline in tablet gross additions and higher tablet churn which are included in the connected devices line above.

The decrease in postpaid net additions for the nine months ended September 30, 2017, when compared to the same period last year, was driven mainly by lower tablet gross additions and an increase in tablet churn, partially offset by an improvement in handsets net additions largely reflecting a decline in handsets churn.

Postpaid Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average Revenue Per User (ARPU)	$43.41	$47.08	$44.46	$47.54
Average Billings Per User (ABPU)[1]	$54.71	$56.79	$55.21	$56.34

Average Revenue Per Account (ARPA)	$116.36	$125.31	$119.26	$125.21
Average Billings Per Account (ABPA)[1]	$146.65	$151.16	$148.12	$148.37

[1]	Postpaid ABPU and Postpaid ABPA are non-GAAP financial measures. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of these measures.

Postpaid ARPU and Postpaid ARPA decreased for the three and nine months ended September 30, 2017, due primarily to industry-wide price competition resulting in overall price reductions on plan offerings.

Equipment installment plans increase equipment sales revenue as customers pay for their wireless devices in installments at a total device price that is generally higher than the device price offered to customers in conjunction with alternative plans that are subject to a service contract.  Equipment installment plans also have the impact of reducing service revenues as certain equipment installment plans provide for reduced monthly service charges.  In order to show the trends in total service and equipment revenues received, U.S. Cellular has presented Postpaid ABPU and Postpaid ABPA, which are calculated as Postpaid ARPU and Postpaid ARPA plus average monthly equipment installment plan billings per connection and account, respectively.

Equipment installment plan billings increased for the three and nine months ended September 30, 2017, when compared to the same periods last year, mainly due to increased penetration of equipment installment plans.  Postpaid ABPU and ABPA decreased for the three and nine months ended September 30, 2017, when compared to the same periods last year, as the increase in equipment installment plan billings was more than offset by the decline in Postpaid ARPU and ARPA discussed above.  U.S. Cellular expects the penetration of equipment installment plans to continue to increase over time due to the fact that, effective in September 2016, all equipment sales to retail customers are made under installment plans.

Financial Overview — U.S. Cellular

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			2017 vs.			2017 vs.
	2017	2016	2016	2017	2016	2016
(Dollars in millions)
Retail service	$636	$681	(7)%	$1,940	$2,044	(5)%
Inbound roaming	37	45	(17)%	94	118	(20)%
Other[1]	64	58	12%	189	168	13%
Service revenues[1]	737	784	(6)%	2,223	2,330	(5)%
Equipment sales	226	239	(5)%	639	655	(3)%
Total operating revenues[1]	963	1,023	(6)%	2,862	2,985	(4)%

System operations (excluding Depreciation, amortization and accretion reported below)	185	196	(6)%	549	572	(4)%
Cost of equipment sold	261	280	(7)%	749	799	(6)%
Selling, general and administrative	350	370	(5)%	1,041	1,089	(4)%
Depreciation, amortization and accretion	153	155	(2)%	460	462	–
Loss on impairment of goodwill	370	–	N/M	370	–	N/M
(Gain) loss on asset disposals, net	5	7	(26)%	14	16	(17)%
(Gain) loss on sale of business and other exit costs, net	(1)	–	N/M	(1)	–	>(100)%
(Gain) loss on license sales and exchanges, net	–	(7)	100%	(19)	(16)	(16)%
Total operating expenses	1,323	1,001	32%	3,163	2,922	8%

Operating income (loss)¹	$(360)	$22	>(100)%	$(301)	$63	>(100)%

Net income (loss)	$(298)	$18	>(100)%	$(259)	$54	>(100)%
Adjusted OIBDA (Non-GAAP)[1,2]	$167	$177	(6)%	$523	$525	–
Adjusted EBITDA (Non-GAAP)[2]	$204	$216	(6)%	$631	$639	(1)%
Capital expenditures	$112	$103	8%	$257	$275	(7)%

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

Service revenues consist of:

  Retail Service – Charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data services and products
  Inbound Roaming – Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming
  Other Service – Primarily amounts received from the Federal USF, imputed interest recognized on equipment installment plan contracts and tower rental revenues

Equipment revenues consist of:

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

Service revenues decreased for the three and nine months ended September 30, 2017, as a result of (i) a decrease in retail service revenues primarily driven by industry-wide price competition resulting in overall price reductions on plan offerings; and (ii) a decrease in inbound roaming revenues primarily driven by lower roaming rates.  Such reductions were partially offset by an increase in imputed interest income due to an increase in the total number of active equipment installment plans.

Federal USF revenue remained flat at $23 million and $69 million for the three and nine months ended September 30, 2017, respectively, when compared to the same periods last year.  See the Regulatory Matters section in this MD&A for a description of the FCC Mobility Fund II Order (MF2 Order) and its expected impacts on U.S. Cellular’s current Federal USF support.

Equipment sales revenues decreased for the three months ended September 30, 2017, when compared to the same period last year, due a reduction in guarantee liability amortization for equipment installment contracts as a result of changes in plan offerings and an overall reduction in the number of devices sold.  See Note 3 – Equipment Installment Plans in the Notes to Consolidated Financial Statements for additional details regarding the amortization of the guarantee liability.  These impacts were partially offset by a mix shift to higher end smartphone devices as well as an increase in accessories revenues.

Equipment sales revenues decreased for the nine months ended September 30, 2017, when compared to the same period last year, as a result of an overall reduction in the number of devices sold and, as a result of changes in plan offerings, a decrease in guarantee liability amortization for equipment installment contracts and lower device activation fees.  These impacts were partially offset by an increase in the proportion of new device sales made under equipment installment plans, a mix shift from feature phones and connected devices to smartphones and, to a lesser extent, an increase in accessories revenues.

System operations expenses

System operations expenses decreased for the three and nine months ended September 30, 2017, when compared to the same periods last year, as a result of (i) a decrease in roaming expenses driven primarily by lower roaming rates, partially offset by increased data roaming usage; and (ii) a decrease in customer usage expenses primarily driven by decreased circuit costs.

Cost of equipment sold

The decrease in Cost of equipment sold for the three and nine months ended September 30, 2017, when compared to the same periods last year, was mainly due to a reduction in the number of devices sold as well as a decrease in the average cost of smartphones, partially offset by a mix shift from feature phones and connected devices to higher cost smartphones.  Loss on equipment, defined as Equipment sales revenues less Cost of equipment sold, was $35 million and $41 million for the three months ended September 30, 2017 and 2016, respectively, and $110 million and $144 million for the nine months ended September 30, 2017 and 2016, respectively.

Selling, general and administrative expenses

Selling expenses for the three and nine months ended September 30, 2017, decreased by $8 million and $24 million, respectively, mainly due to lower advertising expenses, including a decrease in sponsorship expenses related to the termination of a naming rights agreement during the third quarter of 2016; increases in commissions expenses were partially offsetting.  General and administrative expenses for the three and nine months ended September 30, 2017, decreased $11 million and $25 million, respectively, mainly due to lower bad debts and phone program expenses together with reductions in numerous other general and administrative categories.

Loss on impairment of goodwill

During the third quarter of 2017, U.S. Cellular recorded a $370 million loss on impairment related to goodwill.  See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.

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

Financial Overview — TDS Telecom

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			2017 vs.			2017 vs.
	2017	2016	2016	2017	2016	2016
(Dollars in millions)
Operating revenues
Wireline	$179	$175	2%	$538	$523	3%
Cable	52	46	12%	152	137	11%
HMS	56	68	(18)%	178	212	(16)%
Intra-company elimination	(1)	(1)	(10)%	(3)	(3)	–
TDS Telecom operating revenues	285	287	(1)%	865	868	–

Operating expenses
Wireline	152	159	(4)%	455	462	(2)%
Cable	50	46	8%	145	136	7%
HMS	96	72	33%	227	221	3%
Intra-company elimination	(1)	(1)	(10)%	(3)	(3)	–
TDS Telecom operating expenses	297	276	8%	824	816	1%

TDS Telecom operating income (loss)	$(13)	$12	>(100)%	$41	$53	(23)%

Net income (loss)	$(15)	$7	>(100)%	$18	$32	(44)%
Adjusted OIBDA (Non-GAAP)[1]	$78	$70	12%	$244	$225	9%
Adjusted EBITDA (Non-GAAP)[1]	$80	$71	14%	$248	$226	10%
Capital expenditures	$58	$40	44%	$139	$128	9%

Numbers may not foot due to rounding.

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Three and Nine Months Ended

Operating revenues decreased for the three and nine months ended September 30, 2017, due to lower HMS equipment and product sales revenues offset by higher Wireline support revenue provided through the A-CAM program, IPTV and Cable broadband connection growth, and price increases for video and broadband services.

Total operating expenses

Operating expenses increased for the three and nine months ended September 30, 2017, due primarily to a $35 million loss on impairment related to HMS goodwill during the third quarter of 2017.  See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.  In addition, lower HMS equipment cost of goods sold was partially offset by higher Wireline and Cable video programming costs.

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

Operational Overview

Residential broadband customers are increasingly choosing higher speeds in ILEC markets with 56% choosing speeds of 10 Mbps or greater and 23% choosing speeds of 50 Mbps or greater.	Wireline residential revenue per connection increased for the three and nine months ended September 30, 2017, due primarily to higher broadband speeds, IPTV connection growth, and price increases.

Total residential connections decreased by 3% as declines in voice and broadband connections outpaced the growth in IPTV connections.	Total commercial connections decreased by 6% due primarily to a 9% decrease in voice connections, mostly in CLEC markets.

Financial Overview — Wireline

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
(Dollars in millions)
Residential	$80	$78	2%	$240	$232	3%
Commercial	50	53	(6)%	151	160	(6)%
Wholesale	49	43	13%	147	130	13%
Service revenues	178	174	2%	537	522	3%
Equipment and product sales	–	–	(28)%	1	1	(34)%
Total operating revenues	179	175	2%	538	523	3%

Cost of services (excluding Depreciation, amortization and accretion reported below)	66	67	(1)%	194	192	1%
Cost of equipment and products	–	1	(37)%	2	2	(7)%
Selling, general and administrative	49	50	(3)%	145	148	(2)%
Depreciation, amortization and accretion	38	41	(8)%	114	119	(5)%
(Gain) loss on asset disposals, net	–	1	(76)%	1	2	(54)%
Total operating expenses	152	159	(4)%	455	462	(2)%

Operating income	$26	$16	63%	$84	$61	37%

Income before income taxes	$28	$17	66%	$88	$63	39%
Adjusted OIBDA (Non-GAAP)[1]	$64	$57	11%	$198	$182	9%
Adjusted EBITDA (Non-GAAP)[1]	$66	$58	13%	$202	$183	10%
Capital expenditures	$41	$27	54%	$91	$82	11%

Numbers may not foot due to rounding.

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

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

Key components of changes in the statement of operations items were as follows:

Total operating revenues

Residential revenues increased for the three and nine months ended September 30, 2017, as growth in broadband speeds and IPTV connections and price increases for broadband and video services more than offset the decline in voice services.  Average year to date IPTV connections grew 14%, offset by a 4% decline in average voice connections.

Commercial revenues decreased for the three and nine months ended September 30, 2017, due to declining connections mostly in CLEC markets.

Wholesale revenues increased for the three and nine months ended September 30, 2017, due primarily to increased support received from the A-CAM program.

Cost of services

Cost of services increased for the nine months ended September 30, 2017, due to increased charges related to growth in IPTV, offset by reduced costs of provisioning circuits, purchasing unbundled network elements and providing long-distance services.

Selling, general and administrative

Selling, general and administrative decreased for the three and nine months ended September 30, 2017, due to decreases in employee related expense and decreases in contributions to the Federal Universal Service Fund.

Depreciation, amortization and accretion

Depreciation, amortization and accretion decreased for the three and nine months ended September 30, 2017, as certain assets became fully depreciated.

CABLE OPERATIONS

Business Overview

TDS Telecom’s Cable strategy is to expand its broadband services and leverage that growth by bundling with video and voice services.  TDS Telecom seeks to be the leading provider of broadband services in its targeted markets by leveraging its core competencies in network management and customer focus.

Operational Overview

Cable connections grew 3% over 2016 due to a 10% increase in broadband connections.

Financial Overview — Cable

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
(Dollars in millions)
Residential	$43	$37	16%	$125	$108	15%
Commercial	9	9	(2)%	27	28	(3)%
Total operating revenues	52	46	12%	152	137	11%

Cost of services (excluding Depreciation, amortization and accretion reported below)	25	23	8%	73	69	5%
Selling, general and administrative	13	13	2%	39	37	3%
Depreciation, amortization and accretion	11	9	24%	32	27	17%
(Gain) loss on asset disposals, net	1	1	(33)%	1	2	(24)%
Total operating expenses	50	46	8%	145	136	7%

Operating income	$2	$–	>100%	$7	$1	>100%

Income before income taxes	$2	$–	>100%	$7	$1	>100%
Adjusted OIBDA (Non-GAAP)[1]	$13	$10	36%	$40	$30	35%
Adjusted EBITDA (Non-GAAP)[1]	$14	$10	36%	$41	$30	36%
Capital expenditures	$14	$11	29%	$35	$41	(13)%

Numbers may not foot due to rounding.

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Residential and Commercial revenues consist of:

  Broadband services, including high-speed internet, security and support services
  Video services, including premium programming in HD, multi-room, and TV Everywhere offerings
  Voice services

Key components of changes in the statement of operations items were as follows:

Commentary

Residential revenues increased for the three and nine months ended September 30, 2017, due primarily to growth in broadband connections and price increases.  A change in classification of certain bulk broadband and video connections increased residential revenues and reduced commercial revenues by $1 million and $4 million for the three and nine months ended September 30, 2017, respectively.  Cost of services increased for the three and nine months ended September 30, 2017, due primarily to increases in programming fees.  Selling, general and administrative expenses increased for the three and nine months ended September 30, 2017, due to increased IT-related expenses, offset by lower property and other taxes.

HMS OPERATIONS

Business Overview

Under TDS Telecom’s OneNeck IT Solutions brand, TDS Telecom offers a full suite of IT solutions ranging from equipment resale to full management and hosting of a customer’s IT infrastructure and applications.  The goal of HMS operations is to create, deliver, and support a platform of IT products and services tailored for mid-market business customers.

Financial Overview — HMS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
(Dollars in millions)
Service revenues	$28	$29	(2)%	$84	$91	(7)%
Equipment and product sales	27	39	(30)%	93	121	(23)%
Total operating revenues	56	68	(18)%	178	212	(16)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	21	21	–	63	61	2%
Cost of equipment and products	22	33	(31)%	77	101	(24)%
Selling, general and administrative	11	12	(3)%	32	37	(12)%
Depreciation, amortization and accretion	7	7	(3)%	21	22	(6)%
Loss on impairment of goodwill	35	–	N/M	35	–	N/M
Total operating expenses	96	72	33%	227	221	3%

Operating loss	$(41)	$(5)	>(100)%	$(50)	$(9)	>(100)%

Loss before income taxes	$(42)	$(6)	>(100)%	$(53)	$(12)	>(100)%
Adjusted OIBDA (Non-GAAP)[1]	$1	$3	(54)%	$6	$13	(58)%
Adjusted EBITDA (Non-GAAP)[1]	$1	$3	(52)%	$6	$13	(56)%
Capital expenditures	$2	$2	6%	$13	$6	>100%

Numbers may not foot due to rounding.

N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Service revenues consist of:

  Cloud and hosting solutions
  Managed services
  Enterprise Resource Planning (ERP) application management
  Professional services
  Colocation services
  IT hardware maintenance services

Equipment revenues consist of:

  IT hardware sales

Key components of changes in the statement of operations items were as follows:

Commentary

Declines in hardware maintenance and installation services resulted in a decrease in Service revenues for the three and nine months ended September 30, 2017.  Equipment and product sales revenues from sales of IT infrastructure hardware solutions decreased for the three and nine months ended September 30, 2017, due primarily to lower spending by existing customers in the third quarter.  There was a corresponding decrease in Cost of equipment and products.  Cost of services increased for the three and nine months ended September 30, 2017, due to increased employee expenses and maintenance and support costs.  Selling, general and administrative expenses decreased due primarily to lower commissions associated with decreased sales.

Loss on impairment of goodwill

During the third quarter of 2017, HMS recorded a $35 million loss on impairment related to goodwill.  See Note 6 – Intangible Assets in the Notes to Consolidated Financial Statements for additional information.

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

TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of cable, wireless or wireline telecommunications services, IT services or other businesses, spectrum license or system acquisitions, system development and network capacity expansion, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments.  It may be necessary from time to time to increase the size of the existing revolving credit facilities, to put in place new credit facilities, or to obtain other forms of financing in order to fund potential expenditures.  TDS is exploring a potential securitized borrowing using its equipment installment plan receivables, which may occur in 2018.  TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain short or long-term financing on acceptable terms, TDS makes significant spectrum license purchases, TDS makes significant business acquisitions, the LA Partnership discontinues or reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.  In addition, although sales of assets or businesses by TDS have been an important source of liquidity in prior periods, TDS does not expect a similar level of such sales in the future.

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

At December 31, 2016, TDS’ consolidated cash and cash equivalents totaled $900 million compared to $784 million at September 30, 2017.

The majority of TDS’ Cash and cash equivalents was held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies across a range of eligible money market investments that may include, but are not limited to, government agency repurchase agreements, government agency debt, U.S. Treasury repurchase agreements, U.S. Treasury debt, and other securities collateralized by U.S. government obligations.  TDS monitors the financial viability of the money market funds and direct investments in which it invests and believes that the credit risk associated with these investments is low.

Short-term investments

At September 30, 2017, TDS held $100 million of Short-term investments which consisted of U.S. Treasury Bills with original maturities of six months.  For these investments, TDS’ objective is to earn a higher rate of return on funds that are not anticipated to be required to meet liquidity needs in the immediate future while maintaining low investment risk.  See Note 2 – Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on short-term investments.

Financing

TDS and U.S. Cellular have revolving credit facilities available for general corporate purposes, including acquisitions, spectrum purchases and capital expenditures.  These credit facilities mature in June 2021.

TDS and U.S. Cellular’s unused capacity under their revolving credit facilities was $399 million and $298 million, respectively, as of September 30, 2017.  TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit facilities as of that date.

TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.

Long-term debt payments due for the remainder of 2017 and the next four years represent less than 3% of TDS’ total long-term debt obligation as of September 30, 2017.

Capital Expenditures

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, in 2017 and 2016 were as follows:

U.S. Cellular’s capital expenditures for the nine months ended September 30, 2016 and 2017, were $275 million and $257 million, respectively.

Capital expenditures for the full year 2017 are expected to be approximately $500 million.  These expenditures are expected to be for the following general purposes:

  Expand and enhance network coverage, including providing additional capacity to accommodate increased network usage, principally data usage, by current customers;
  Deployment of VoLTE technology in certain markets;
  Expand and enhance the retail store network;
  Consolidate and upgrade its office facilities; and
  Develop and enhance billing and other systems.

TDS Telecom’s capital expenditures for the nine months ended September 30, 2016 and 2017, were $128 million and $139 million, respectively.

Capital expenditures for the full year 2017 are expected to be approximately $225 million including A-CAM.  These expenditures are expected to be for the following general purposes:

  Maintain and enhance existing infrastructure at Wireline, Cable and HMS;
  Upgrade broadband capacity and speeds; and
  Support success-based spending to sustain IPTV, Cable and HMS growth.

TDS plans to finance its capital expenditures program for 2017 using primarily Cash flows from operating activities and existing cash balances.

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

During the first quarter of 2017, U.S. Cellular formed USCC EIP LLC, a special purpose entity (SPE), to facilitate a potential securitized borrowing using its equipment installment plan receivables in the future.  During the nine months ended September 30, 2017, net equipment installment plan receivables totaling $1,093 million were transferred to the newly formed SPE from affiliated entities.  On a consolidated basis, the transfer of receivables into this SPE did not have a material impact to the financial condition of TDS.

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

U.S. Cellular also has a share repurchase authorization.  As of September 30, 2017, the total cumulative amount of U.S. Cellular Common Shares authorized to be purchased is 5,900,849.

All outstanding TDS Preferred Shares were redeemed in April 2017 for $1 million.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2016 and September 30, 2017, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis

TDS operates a capital- and marketing-intensive business.  TDS makes substantial investments to acquire wireless licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to TDS’ networks.  TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, short-term credit facilities and long-term debt financing to fund its acquisitions (including spectrum licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes TDS' cash flow activities for the nine months ended September 30, 2017 and 2016.

2017 Commentary

TDS’ Cash and cash equivalents decreased $116 million in 2017.  Net cash provided by operating activities was $621 million and was offset by Cash flows used for investing activities of $678 million and Cash flows used for financing activities of $59 million.

Net cash provided by operating activities consisted of net income adjusted for non-cash items of $694 million, distributions received from unconsolidated entities of $85 million, including $30 million in distributions from the LA Partnership, and changes in working capital items which decreased net cash by $158 million.  The non-cash items included a $262 million loss on impairment of goodwill.  The decrease resulting from changes in working capital items was due in part to a $164 million increase in equipment installment plan receivables, which are expected to continue to increase and further require the use of working capital in the near term.

Cash flows used for investing activities were $678 million.  Cash paid in 2017 for additions to property, plant and equipment totaled $398 million.  Cash paid for acquisitions and licenses was $200 million which included the remaining $186 million due to the FCC for licenses U.S. Cellular won in Auction 1002.  Cash paid for investments was $100 million which included the purchase of short-term Treasury bills.  This was partially offset by Cash received from divestitures and exchanges of $19 million.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for additional information related to these transactions.

Cash flows used for financing activities were $59 million for the nine months ended September 30, 2017, reflecting ordinary activity such as the payment of dividends and the scheduled repayments of debt.

2016 Commentary

TDS’ Cash and cash equivalents remained flat since December 31, 2015.  Net cash provided by operating activities was $638 million in 2016 due primarily to net income of $58 million plus non-cash items of $641 million and distributions received from unconsolidated entities of $55 million, including a $10 million distribution from the LA Partnership.  This was partially offset by changes in working capital items which decreased cash by $116 million.  The decrease in working capital items was due primarily to a $160 million increase in equipment installment plan receivables.  This was partially offset by a federal tax refund of $63 million related to an overpayment of the 2015 tax liability, which resulted from the enactment of federal bonus depreciation in December 2015.

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

Cash and cash equivalents

Cash and cash equivalents decreased $116 million due primarily to the purchase of $100 million in short-term investments.  See the Consolidated Cash Flow analysis above for a discussion of cash and cash equivalents.

Short-term investments

Short-term investments increased $100 million due to the purchase of short-term investments, which consisted of U.S. Treasury Bills with original maturities of six months.  See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional details on short-term investments.

Inventory, net

Inventory, net decreased $44 million due primarily to overall improvements in inventory planning and procurement practices.

Licenses

Licenses increased $339 million due primarily to an aggregate winning bid of $329 million in FCC Auction 1002.  These licenses were granted by the FCC in the second quarter of 2017.  See Note 5 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for more information about this transaction.

Goodwill

Goodwill decreased $258 million due primarily to the impairment loss recorded in the third quarter of 2017.  See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.

Accounts payable

Accounts payable decreased $57 million due primarily to reduction of expenses in 2017 as well as payment timing differences.

Accrued taxes

Accrued taxes increased $28 million due primarily to the excess of current income tax expense over federal estimated payments made during the nine months ended September 30, 2017.

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

  EBITDA
  Adjusted EBITDA
  Adjusted OIBDA
  Free cash flow
  Postpaid ABPU
  Postpaid ABPA
  Goodwill impairment, net of tax and noncontrolling interests

Following are explanations of each of these measures.

Adjusted EBITDA and Adjusted OIBDA

Adjusted EBITDA is defined as net income (loss) adjusted for the items set forth in the reconciliation below.  Adjusted OIBDA is defined as net income (loss) adjusted for the items set forth in the reconciliation below.  Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income (loss) or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity.  TDS does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.

Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  See Note 10 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.

Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability and, therefore, reconciliations to applicable GAAP income measures are deemed appropriate.  Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.  Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities.  The following table reconciles Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measure, Net income or Income (loss) before income taxes.  Income tax expense is not provided at the individual segment level for Wireline, Cable and HMS.  TDS calculates income tax expense (benefit) for TDS Telecom in total.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
TDS ̶ CONSOLIDATED	2017	2016	2017	2016
(Dollars in millions)
Net income (loss) (GAAP)	$(231)	$16	$(176)	$58
Add back:
Income tax expense (benefit)	(5)	14	39	45
Interest expense	43	42	128	127
Depreciation, amortization and accretion	209	214	632	636
EBITDA (Non-GAAP)	16	286	623	866
Add back or deduct:
Loss on impairment of goodwill	262	–	262	–
(Gain) loss on sale of business and other exit costs, net	(1)	–	(1)	(1)
(Gain) loss on license sales and exchanges, net	–	(7)	(19)	(16)
(Gain) loss on asset disposals, net	6	8	16	20
Adjusted EBITDA (Non-GAAP)	283	287	881	869
Deduct:
Equity in earnings of unconsolidated entities	35	38	101	109
Interest and dividend income[1]	4	2	12	7
Other, net	–	(1)	–	1
Adjusted OIBDA (Non-GAAP)[1]	244	248	768	752
Deduct:
Depreciation, amortization and accretion	209	214	632	636
Loss on impairment of goodwill	262	–	262	–
(Gain) loss on sale of business and other exit costs, net	(1)	–	(1)	(1)
(Gain) loss on license sales and exchanges, net	–	(7)	(19)	(16)
(Gain) loss on asset disposals, net	6	8	16	20
Operating income (loss) (GAAP)¹	$(232)	$33	$(122)	$113

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
U.S. CELLULAR	2017	2016	2017	2016
(Dollars in millions)
Net income (loss) (GAAP)	$(298)	$18	$(259)	$54
Add back:
Income tax expense (benefit)	(53)	15	(19)	39
Interest expense	28	28	85	84
Depreciation, amortization and accretion	153	155	460	462
EBITDA (Non-GAAP)	(170)	216	267	639
Add back or deduct:
Loss on impairment of goodwill	370	–	370	–
(Gain) loss on sale of business and other exit costs, net	(1)	–	(1)	–
(Gain) loss on license sales and exchanges, net	–	(7)	(19)	(16)
(Gain) loss on asset disposals, net	5	7	14	16
Adjusted EBITDA (Non-GAAP)	204	216	631	639
Deduct:
Equity in earnings of unconsolidated entities	35	38	101	110
Interest and dividend income[1]	2	1	6	4
Other, net	–	–	1	–
Adjusted OIBDA (Non-GAAP)[1]	167	177	523	525
Deduct:
Depreciation, amortization and accretion	153	155	460	462
Loss on impairment of goodwill	370	–	370	–
(Gain) loss on sale of business and other exit costs, net	(1)	–	(1)	–
(Gain) loss on license sales and exchanges, net	–	(7)	(19)	(16)
(Gain) loss on asset disposals, net	5	7	14	16
Operating income (loss) (GAAP)¹	$(360)	$22	$(301)	$63

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
TDS TELECOM	2017	2016	2017	2016
(Dollars in millions)
Net income (loss) (GAAP)	$(15)	$7	$18	$32
Add back:
Income tax expense	3	4	24	20
Interest expense	1	1	3	2
Depreciation, amortization and accretion	56	57	166	168
EBITDA (Non-GAAP)	45	69	211	223
Add back or deduct:
Loss on impairment of goodwill	35	–	35	–
(Gain) loss on asset disposals, net	1	2	2	4
Adjusted EBITDA (Non-GAAP)	80	71	248	226
Deduct:
Interest and dividend income	2	1	4	2
Adjusted OIBDA (Non-GAAP)	78	70	244	225
Deduct:
Depreciation, amortization and accretion	56	57	166	168
Loss on impairment of goodwill	35	–	35	–
(Gain) loss on asset disposals, net	1	2	2	4
Operating income (loss) (GAAP)	$(13)	$12	$41	$53

Numbers may not foot due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
WIRELINE	2017	2016	2017	2016
(Dollars in millions)
Income before income taxes (GAAP)	$28	$17	$88	$63
Add back:
Interest expense	–	–	–	(1)
Depreciation, amortization and accretion	38	41	114	119
EBITDA (Non-GAAP)	65	57	201	182
Add back or deduct:
(Gain) loss on asset disposals, net	–	1	1	2
Adjusted EBITDA (Non-GAAP)	66	58	202	183
Deduct:
Interest and dividend income	2	1	4	2
Adjusted OIBDA (Non-GAAP)	64	57	198	182
Deduct:
Depreciation, amortization and accretion	38	41	114	119
(Gain) loss on asset disposals, net	–	1	1	2
Operating income (GAAP)	$26	$16	$84	$61

Numbers may not foot due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
CABLE	2017	2016	2017	2016
(Dollars in millions)
Income before income taxes (GAAP)	$2	$–	$7	$1
Add back:
Depreciation, amortization and accretion	11	9	32	27
EBITDA (Non-GAAP)	13	9	39	28
Add back or deduct:
(Gain) loss on asset disposals, net	1	1	1	2
Adjusted EBITDA (Non-GAAP)	14	10	41	30
Deduct:
Interest and dividend income	–	–	–	–
Adjusted OIBDA (Non-GAAP)	13	10	40	30
Deduct:
Depreciation, amortization and accretion	11	9	32	27
(Gain) loss on asset disposals, net	1	1	1	2
Operating income (GAAP)	$2	$–	$7	$1

Numbers may not foot due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
HMS	2017	2016	2017	2016
(Dollars in millions)
Loss before income taxes (GAAP)	$(42)	$(6)	$(53)	$(12)
Add back:
Interest expense	1	1	3	3
Depreciation, amortization and accretion	7	7	21	22
EBITDA (Non-GAAP)	(34)	3	(29)	13
Add back or deduct:
Loss on impairment of goodwill	35	–	35	–
Adjusted EBITDA (Non-GAAP)	1	3	6	13
Deduct:
Interest and dividend income	–	–	–	–
Adjusted OIBDA (Non-GAAP)	1	3	6	13
Deduct:
Depreciation, amortization and accretion	7	7	21	22
Loss on impairment of goodwill	35	–	35	–
Operating loss (GAAP)	$(41)	$(5)	$(50)	$(9)

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

	Nine Months Ended September 30,
	2017	2016
(Dollars in millions)
Cash flows from operating activities (GAAP)	$621	$638
Less: Cash paid for additions to property, plant and equipment	398	426
Free cash flow (Non-GAAP)	$223	$212

Postpaid ABPU and Postpaid ABPA

U.S. Cellular presents Postpaid ABPU and Postpaid ABPA to reflect the revenue shift from Service revenues to Equipment and product sales resulting from the increased adoption of equipment installment plans.  Postpaid ABPU and Postpaid ABPA, as previously defined herein, are non-GAAP financial measures which U.S. Cellular believes are useful to investors and other users of its financial information in showing trends in both service and equipment and product sales revenues received from customers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$586	$635	$1,791	$1,910
Average number of postpaid connections	4.50	4.49	4.48	4.46
Number of months in period	3	3	9	9
Postpaid ARPU (GAAP metric)	$43.41	$47.08	$44.46	$47.54

Calculation of Postpaid ABPU
Postpaid service revenues	$586	$635	$1,791	$1,910
Equipment installment plan billings	152	131	433	353
Total billings to postpaid connections	$738	$766	$2,224	$2,263
Average number of postpaid connections	4.50	4.49	4.48	4.46
Number of months in period	3	3	9	9
Postpaid ABPU (Non-GAAP metric)	$54.71	$56.79	$55.21	$56.34

Calculation of Postpaid ARPA
Postpaid service revenues	$586	$635	$1,791	$1,910
Average number of postpaid accounts	1.68	1.69	1.67	1.69
Number of months in period	3	3	9	9
Postpaid ARPA (GAAP metric)	$116.36	$125.31	$119.26	$125.21

Calculation of Postpaid ABPA
Postpaid service revenues	$586	$635	$1,791	$1,910
Equipment installment plan billings	152	131	433	353
Total billings to postpaid accounts	$738	$766	$2,224	$2,263
Average number of postpaid accounts	1.68	1.69	1.67	1.69
Number of months in period	3	3	9	9
Postpaid ABPA (Non-GAAP metric)	$146.65	$151.16	$148.12	$148.37

Goodwill impairment, net of tax and noncontrolling interests

The following non-GAAP financial measure isolates the total effects on net income of the current period loss on impairment of goodwill including tax and related noncontrolling interests impacts.  TDS believes this measure may be useful to investors and other users of its financial information to assist in comparing the current period financial results with periods that were not impacted by such a charge.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
(Dollars in millions)
Goodwill impairment:
	Loss on impairment of goodwill	$262	$–	$262	$–
	Tax benefit on impairment of goodwill[1]	(20)	–	(20)	–
	Net income (loss) attributable to noncontrolling interests, net of tax	(52)	–	(52)	–
	Goodwill impairment, net of tax and noncontrolling interests (Non-GAAP)	$190	$–	$190	$–

[1]	Tax benefit represents the amount associated with the tax-deductible portion of the loss on goodwill impairment.

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

Effective January 1, 2017, TDS elected to change the classification of interest income on equipment installment plan contracts from Interest and dividend income to Service revenues in the Consolidated Statement of Operations.  All prior period numbers have been recast to conform to the current year presentation.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional information regarding this accounting change.  There were no other material changes to TDS’ application of critical accounting policies and estimates during the nine months ended September 30, 2017.

Goodwill Interim Impairment Assessment

TDS adopted ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, in the third quarter of 2017 and applied the guidance to its interim goodwill impairment tests.  During the third quarter of 2017, TDS recorded a loss on impairment of goodwill totaling $262 million, $227 million associated with the U.S. Cellular reporting unit and $35 million associated with the HMS reporting unit.  Further, the U.S. Cellular asset group was assessed for recoverability, which resulted in no impairment.  No triggering events were identified for indefinite-lived intangible assets or goodwill associated with the Wireline and Cable reporting units and the units will be tested for impairment as of part of TDS’ annual impairment review during the fourth quarter of 2017.  See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements for additional details.

Management continues to monitor industry conditions and other economic factors such as the success of new and existing products and services, competition, and/or operational difficulties for negative trends.  Such trends if identified, could adversely influence future forecasted cash flows, market prices on key assets such as spectrum licenses, goodwill, and franchise rights or recoverability of long-lived assets, which could result in possible impairments of such assets in future periods.

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

FCC Mobility Fund Phase II Order

In October 2011, the FCC adopted its USF/Intercarrier Compensation Transformation Order (USF Order).  Pursuant to this order, U.S. Cellular’s then current Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012.  The USF Order contemplated the establishment of a new mobile USF program and provided for a pause in the phase down if that program was not timely implemented by July 2014.  The Phase II Connect America Mobility Fund (MF2) was not operational as of July 2014 and, therefore, as provided by the USF Order, the phase down was suspended at 60% of the baseline amount until such time as the FCC had taken steps to establish the MF2.  In February 2017, the FCC adopted the MF2 Order addressing the framework for MF2 and the resumption of the phase down. The MF2 Order establishes a support fund of $453 million annually for ten years to be distributed through a market-based, multi-round reverse auction.  The MF2 Order further states that the phase down of legacy support for areas that do not receive support under MF2 will commence on the first day of the month following the completion of the auction and will conclude two years later.

In August 2017, the FCC adopted the MF2 Challenge Process Order, which laid out procedures for establishing areas that would be eligible for support under the MF2 program.  This will include a collection process to be followed by a challenge window, a challenge response window, and finally adjudication of any coverage disputes.  In September 2017, the FCC issued a public notice initiating the collection of 4G LTE coverage data.  Responses submitting the collected data are due on January 4, 2018.

In October 2017, the FCC issued a public notice proposing and seeking comment on detailed challenge procedures and a schedule for the challenge process.  Under this proposal, the challenge window would begin no earlier than four weeks after the January 4 collection date and would last 150 days.  No earlier than five business days after the close of the challenge window, the FCC would open a thirty-day challenge response window.  Following the challenge response window, the FCC would adjudicate any disputes.  This entire process must be completed before an auction can be commenced.

U.S. Cellular cannot predict at this time when the MF2 auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the MF2 auction will provide opportunities to U.S. Cellular to offset any loss in existing support.  However, the FCC has indicated that it currently plans to hold the MF2 auction in 2018.  U.S. Cellular currently expects that its legacy support will continue at the current level for the remainder of 2017.

FCC Notice of Proposed Rulemaking – “Restoring Internet Freedom”

In May 2017, the FCC adopted a Notice of Proposed Rulemaking (NPRM) proposing to revise decisions made in the FCC’s 2015 Open Internet and Title II Order (Restoring Internet Freedom).  If adopted as proposed, the item would reverse the FCC’s decision to reclassify Broadband Internet Access Services as telecommunications services subject to regulation under Title II of the Telecommunications Act.  The NPRM also sought comment on blocking, throttling, paid prioritization, and transparency rules adopted as part of the FCC’s previous rulemaking.

The NPRM is subject to public comment and further action by the FCC, and any final rules adopted may differ from those proposed in the NPRM.  Also, there may be legal proceedings challenging any rule changes that are ultimately adopted.  TDS cannot predict the outcome of these proceedings or the impact on its business.

Other Regulatory Matters

In March 2017, both the U.S. Senate and U.S. House of Representatives approved a joint resolution under the Congressional Review Act to repeal regulations approved by the FCC in October 2016 governing consumer privacy by broadband Internet service providers.  The President approved the resolution in April 2017.  The repeal removed the pending FCC rules, which would have gone into effect in 2017.  The rules would have prohibited broadband internet service providers from sharing certain sensitive customer information unless customers opted in and expressly agreed to share such information.  TDS will continue to protect customer information in accordance with Section 222 of the Telecommunications Act and its publicly available Privacy Statement until such time as regulators adopt other privacy requirements.

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

See Note 2 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2017.

Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$988	$1,026	$2,976	$3,058
Equipment and product sales	263	288	760	805
Total operating revenues	1,251	1,314	3,736	3,863

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	294	305	874	891
Cost of equipment and products	291	321	848	921
Selling, general and administrative	422	440	1,246	1,299
Depreciation, amortization and accretion	209	214	632	636
Loss on impairment of goodwill	262	–	262	–
(Gain) loss on asset disposals, net	6	8	16	20
(Gain) loss on sale of business and other exit costs, net	(1)	–	(1)	(1)
(Gain) loss on license sales and exchanges, net	–	(7)	(19)	(16)
Total operating expenses	1,483	1,281	3,858	3,750

Operating income (loss)	(232)	33	(122)	113

Investment and other income (expense)
Equity in earnings of unconsolidated entities	35	38	101	109
Interest and dividend income	4	2	12	7
Interest expense	(43)	(42)	(128)	(127)
Other, net	–	(1)	–	1
Total investment and other income (expense)	(4)	(3)	(15)	(10)

Income (loss) before income taxes	(236)	30	(137)	103
Income tax expense (benefit)	(5)	14	39	45
Net income (loss)	(231)	16	(176)	58
Less: Net income (loss) attributable to noncontrolling
interests, net of tax	(50)	3	(42)	9
Net income (loss) attributable to TDS shareholders	(181)	13	(134)	49
TDS Preferred dividend requirement	–	–	–	–
Net income (loss) available to TDS common shareholders	$(181)	$13	$(134)	$49

Basic weighted average shares outstanding	111	110	111	110
Basic earnings (loss) per share available to TDS common shareholders	$(1.64)	$0.12	$(1.21)	$0.44

Diluted weighted average shares outstanding	111	111	111	111
Diluted earnings (loss) per share available to TDS common shareholders	$(1.64)	$0.11	$(1.21)	$0.44

Dividends per share to TDS shareholders	$0.155	$0.148	$0.465	$0.444

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Dollars in millions)
Net income (loss)	$(231)	$16	$(176)	$58
Net change in accumulated other comprehensive income (loss)
Change related to retirement plan
Amounts included in net periodic benefit cost
for the period
Amortization of prior service cost	–	–	(1)	(1)
Change in deferred income taxes	–	–	–	1
Comprehensive income (loss)	(231)	16	(177)	58
Less: Net income (loss) attributable to noncontrolling
interests, net of tax	(50)	3	(42)	9
Comprehensive income (loss) attributable to TDS shareholders	$(181)	$13	$(135)	$49

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(176)	$58
Add (deduct) adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, amortization and accretion	632	636
Bad debts expense	68	72
Stock-based compensation expense	34	29
Deferred income taxes, net	(23)	11
Equity in earnings of unconsolidated entities	(101)	(109)
Distributions from unconsolidated entities	85	55
Loss on impairment of goodwill	262	–
(Gain) loss on asset disposals, net	16	20
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
(Gain) loss on license sales and exchanges, net	(19)	(16)
Noncash interest	2	2
Other operating activities	–	(3)
Changes in assets and liabilities from operations
Accounts receivable	(6)	(9)
Equipment installment plans receivable	(164)	(160)
Inventory	44	3
Accounts payable	(59)	47
Customer deposits and deferred revenues	(16)	(41)
Accrued taxes	41	77
Accrued interest	11	7
Other assets and liabilities	(9)	(40)
Net cash provided by operating activities	621	638

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(398)	(426)
Cash paid for acquisitions and licenses	(200)	(46)
Cash paid for investments	(100)	–
Cash received from divestitures and exchanges	19	20
Federal Communications Commission deposit	–	(143)
Other investing activities	1	1
Net cash used in investing activities	(678)	(594)

Cash flows from financing activities
Repayment of long-term debt	(9)	(9)
Issuance of long-term debt	–	2
TDS Common Shares reissued for benefit plans, net of tax payments	(1)	7
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	–	4
Repurchase of TDS Common Shares	–	(3)
Repurchase of U.S. Cellular Common Shares	–	(2)
Repurchase of TDS Preferred Shares	(1)	–
Dividends paid to TDS shareholders	(51)	(49)
Payment of debt issuance costs	–	(4)
Distributions to noncontrolling interests	(2)	(1)
Other financing activities	5	11
Net cash used in financing activities	(59)	(44)

Net increase (decrease) in cash and cash equivalents	(116)	–

Cash and cash equivalents
Beginning of period	900	985
End of period	$784	$985

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

 (Unaudited)

	September 30,	December 31,
	2017	2016
(Dollars in millions)
Current assets
Cash and cash equivalents	$784	$900
Short-term investments	100	–
Accounts receivable
Customers and agents, less allowances of $57 and $55, respectively	775	753
Other, less allowances of $1 and $2, respectively	96	98
Inventory, net	107	151
Prepaid expenses	109	115
Income taxes receivable	2	10
Other current assets	31	32
Total current assets	2,004	2,059

Assets held for sale	5	8

Licenses	2,234	1,895
Goodwill	508	766
Franchise rights	244	244
Other intangible assets, net of accumulated amortization of $139 and $153, respectively	26	33
Investments in unconsolidated entities	467	451
Other investments	–	1

Property, plant and equipment
In service and under construction	11,634	11,679
Less: Accumulated depreciation and amortization	8,297	8,124
Property, plant and equipment, net	3,337	3,555

Other assets and deferred charges	385	434

Total assets[1]	$9,210	$9,446

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	September 30,	December 31,
	2017	2016
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$20	$12
Accounts payable	308	365
Customer deposits and deferred revenues	211	229
Accrued interest	22	11
Accrued taxes	72	44
Accrued compensation	112	127
Other current liabilities	84	99
Total current liabilities	829	887

Deferred liabilities and credits
Deferred income tax liability, net	898	922
Other deferred liabilities and credits	480	453

Long-term debt, net	2,443	2,433

Commitments and contingencies

Noncontrolling interests with redemption features	1	1

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 111 shares (7 Series A Common and 104 Common Shares) and 110 shares (7 Series A Common and 103 Common Shares), respectively
Par Value ($.01 per share)	1	1
Capital in excess of par value	2,404	2,386
Treasury shares, at cost, 22 and 23 Common Shares, respectively	(679)	(698)
Accumulated other comprehensive income	–	1
Retained earnings	2,257	2,454
Total TDS shareholders' equity	3,983	4,144

Preferred shares	–	1
Noncontrolling interests	576	605

Total equity	4,559	4,750

Total liabilities and equity[1]	$9,210	$9,446

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of September 30, 2017 and December 31, 2016, include assets held by consolidated variable interest entities (VIEs) of $757 million and $804 million, respectively, which are not available to be used to settle the obligations of TDS.  The consolidated total liabilities as of September 30, 2017 and December 31, 2016, include certain liabilities of consolidated VIEs of $17 million for which the creditors of the VIEs have no recourse to the general credit of TDS.  See Note 8 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Preferred shares	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2016	$1	$2,386	$(698)	$1	$2,454	$4,144	$1	$605	$4,750
Net loss attributable to TDS shareholders	–	–	–	–	(134)	(134)	–	–	(134)
Net loss attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	(42)	(42)
Other comprehensive income	–	–	–	(1)	–	(1)	–	–	(1)
TDS Common and Series A Common share dividends	–	–	–	–	(51)	(51)	–	–	(51)
Redemption of Preferred shares	–	–	–	–	–	–	(1)	–	(1)
Dividend reinvestment plan	–	–	10	–	(2)	8	–	–	8
Incentive and compensation plans	–	–	9	–	(10)	(1)	–	–	(1)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	5	–	–	–	5	–	15	20
Stock-based compensation awards	–	13	–	–	–	13	–	–	13
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(2)	(2)
September 30, 2017	$1	$2,404	$(679)	$–	$2,257	$3,983	$–	$576	$4,559

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

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

Note 1 Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (TDS) conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ 83%-owned wireless telephone subsidiary, United States Cellular Corporation (U.S. Cellular) and TDS’ wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom).  In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2017, are U.S. Cellular, Wireline, Cable, and Hosted and Managed Services (HMS) operations.  TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus).  Suttle-Straus’ financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 10 — Business Segment Information for summary financial information on each business segment.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of September 30, 2017 and December 31, 2016, its results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, and its cash flows and changes in equity for the nine months ended September 30, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year.  TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2016, except as described below.

Equipment Installment Plans

TDS equipment revenue under equipment installment plan contracts is recognized at the time the device is delivered to the end-user customer for the selling price of the device, net of any deferred imputed interest or trade-in right, if applicable.  Imputed interest is reflected as a reduction to the receivable balance and recognized over the duration of the plan as Service revenues.  See Note 3 — Equipment Installment Plans.  Effective January 1, 2017, TDS elected to change the classification of interest income on equipment installment plan contracts from Interest and dividend income to Service revenues in the Consolidated Statement of Operations.  TDS believes this classification is preferable because financing of devices as part of enrolling customers for service is an activity that is central to TDS’ operations, and it is consistent with the presentation by others in the industry.  Comparative financial statements of prior years have been adjusted to apply the new classification retrospectively.  As a result of this change in classification, Service revenues for the three and nine months ended September 30, 2016, increased by $13 million and $37 million, respectively, from previously reported amounts, with a corresponding decrease in Interest and dividend income.  In comparison, Service revenues for the three and nine months ended September 30, 2017, include $19 million and $52 million, respectively, of equipment installment plan interest income.  This change did not have an impact on Income before income taxes, Net income, or Earnings per share for the three or nine months ended September 30, 2016, nor did it have a cumulative impact to Retained earnings as of any date presented.

Recently Adopted Accounting Pronouncements

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

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASU 2017-04).  ASU 2017-04 eliminates Step 2 of the current goodwill impairment test.  Goodwill impairment loss will be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value.  The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The ASU is effective prospectively for fiscal years beginning after December 15, 2019.  Early adoption is permitted.  TDS elected to early adopt ASU 2017-04 and applied the new guidance to interim goodwill impairment testing performed during the third quarter of 2017.  See Note 6 – Intangible Assets for the discussion of TDS’ goodwill impairment.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09) and has since amended the standard with Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, Accounting Standards Update 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  ASU 2014-09, as amended, impacts TDS’ revenue recognition related to the allocation of contract revenues between various services and equipment, and the timing of when those revenues are recognized.  In addition, ASU 2014-09 requires deferral of incremental contract acquisition and fulfillment costs and subsequent expense recognition over the contract period or expected customer life.  Upon adoption, the cumulative effect adjustment is expected to include the establishment of contract asset and contract liability accounts with a corresponding adjustment to retained earnings to reflect the reallocation of revenues between service and equipment performance obligations for which control is transferred to customers in different periods.  Reallocation impacts generally arise when bundle discounts are provided in a contract arrangement that includes equipment and service performance obligations.  In these cases, the revenue will be reallocated according to the relative stand-alone selling prices of the performance obligations included in the bundle and this may be different than how the revenue is billed to the customer and recognized under current guidance.  In addition, contract cost assets will be established to reflect costs that will be deferred as incremental contract acquisition costs.  Incremental contract acquisition costs generally relate to commissions paid to sales associates.  TDS is required to adopt ASU 2014-09, as amended, on January 1, 2018.  Early adoption as of January 1, 2017, is permitted; however, TDS did not adopt early.  TDS expects to transition to the new standard under the modified retrospective transition method whereby a cumulative effect adjustment to retained earnings is recognized upon adoption and the guidance is applied prospectively.  TDS has identified that new systems, processes and controls are required to adopt ASU 2014-09, as amended.  TDS has substantially completed the design and development of new systems to perform revenue recognition accounting under the provisions of ASU 2014-09, as amended, and is currently engaged in the process of testing these new systems.  TDS is evaluating the effects that adoption of ASU 2014-09, as amended, will have on its financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02).  ASU 2016-02 requires lessees to record a right-of-use asset and lease liability for almost all leases.  This ASU does not substantially impact the lessor accounting model.  However, some changes to the lessor accounting guidance were made to align with lessee accounting changes within Accounting Standards Codification (ASC) 842, Leases and certain key aspects of ASC 606, Revenue from Contracts with Customers.  TDS is required to adopt ASU 2016-02 on January 1, 2019.  Early adoption is permitted.  Upon adoption of ASU 2016-02, TDS expects a substantial increase to assets and liabilities on its balance sheet.  TDS is evaluating the full effect that adoption of ASU 2016-02 will have on its financial condition, results of operations and disclosures.

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

In July 2017, the FASB issued Accounting Standards Update 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging: I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (ASU 2017-11).  The amendments in Part I of ASU 2017-11 that relate to liability or equity classification of financial instruments (or embedded features) affect all entities that issue financial instruments (for example, warrants or convertible instruments) that include down round features.  The amendments in Part II ASU 2017-11 do not have an accounting effect since the amendments only replace the indefinite deferral of certain guidance with a scope exception.  TDS is required to adopt ASU 2017-11 on January 1, 2019.  Early adoption is permitted.  The adoption of ASU 2017-11 is not expected to have a significant impact on TDS’ financial position or results of operations.

In August 2017, the FASB issued Accounting Standards Update 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12).  ASU 2017-12 amends hedge accounting recognition and presentation requirements to improve transparency and understandability of information disclosed in the financials as well as simplifies the application of hedge accounting guidance.  TDS is required to adopt ASU 2017-12 on January 1, 2019.  Early adoption is permitted.  The adoption of ASU 2017-12 is not expected to have a significant impact on TDS’ financial position or results of operations.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities on a net basis within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $20 million and $58 million for the three and nine months ended September 30, 2017, respectively, and $21 million and $65 million for the three and nine months ended September 30, 2016, respectively.

Note 2 Fair Value Measurements

As of September 30, 2017 and December 31, 2016, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	September 30, 2017		December 31, 2016
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$784	$784	$900	$900
Short-term Investments	1	100	100	–	–
Long-term debt
Retail	2	1,753	1,825	1,753	1,741
Institutional	2	534	572	533	532
Other	2	199	198	208	207

The fair value of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations, product financing arrangements, the current portion of Long-term debt and debt financing costs.  The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 6.95% Senior Notes, 7.25% 2063 Senior Notes and 7.25% 2064 Senior Notes.  TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter.  TDS’ “Other” debt consists of a senior term loan credit facility and other borrowings with financial institutions.  TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 0.00% to 6.63% and 0.00% to 6.93% at September 30, 2017 and December 31, 2016, respectively.

Note 3 Equipment Installment Plans

TDS sells devices to customers under equipment installment contracts over a specified time period.  For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  TDS values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  When a customer exercises the trade-in option, both the outstanding receivable and guarantee liability balances related to the respective device are reduced to zero, and the value of the used device that is received in the transaction is recognized as inventory.  If the customer does not exercise the trade-in option at the time of eligibility, TDS begins amortizing the liability and records this amortization as additional equipment revenue.  As of September 30, 2017 and December 31, 2016, the guarantee liability related to these plans was $20 million and $33 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

TDS equipment installment plans do not provide for explicit interest charges.  Because equipment installment plans have a duration of greater than twelve months, TDS imputes interest.  TDS records imputed interest as a reduction to the related accounts receivable and recognizes it over the term of the installment agreement.  Equipment installment plan receivables had a weighted average effective imputed interest rate of 12.2% and 11.2% as of September 30, 2017 and December 31, 2016, respectively.

The following table summarizes equipment installment plan receivables as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
(Dollars in millions)
Equipment installment plan receivables, gross	$776	$628
Deferred interest	(69)	(53)
Equipment installment plan receivables, net of deferred interest	707	575
Allowance for credit losses	(58)	(50)
Equipment installment plan receivables, net	$649	$525

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$387	$345
Other assets and deferred charges (Non-current portion)	262	180
Equipment installment plan receivables, net	$649	$525

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

	September 30, 2017			December 31, 2016
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$713	$24	$737	$553	$38	$591
Billed — current	26	1	27	23	2	25
Billed — past due	10	2	12	10	2	12
Equipment installment plan receivables, gross	$749	$27	$776	$586	$42	$628

Activity for the nine months ended September 30, 2017 and 2016, in the allowance for credit losses balance for the equipment installment plan receivables was as follows:

	September 30, 2017	September 30, 2016
(Dollars in millions)
Allowance for credit losses, beginning of period	$50	$26
Bad debts expense	42	46
Write-offs, net of recoveries	(34)	(28)
Allowance for credit losses, end of period	$58	$44

Note 4 Earnings Per Share

Basic earnings per share available to TDS common shareholders is computed by dividing Net income (loss) available to TDS common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share available to TDS common shareholders is computed by dividing Net income (loss) available to TDS common shareholders by the weighted average number of common shares outstanding during the period adjusted to include the effects of potentially dilutive securities.  Potentially dilutive securities primarily include incremental shares issuable upon the exercise of outstanding stock options and the vesting of performance and restricted stock units.

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Dollars and shares in millions, except per share amounts)
Basic earnings (loss) per share available to TDS common
shareholders:
Net income (loss) available to TDS common shareholders used in basic earnings (loss) per share	$(181)	$13	$(134)	$49
Adjustments to compute diluted earnings (loss):
Noncontrolling interest adjustment	–	–	–	(1)
Net income (loss) available to TDS common shareholders
used in diluted earnings (loss) per share	$(181)	$13	$(134)	$48

Weighted average number of shares used in basic
earnings (loss) per share:
Common Shares	104	103	104	103
Series A Common Shares	7	7	7	7
Total	111	110	111	110

Effects of dilutive securities	–	1	–	1
Weighted average number of shares used in diluted
earnings (loss) per share	111	111	111	111

Basic earnings (loss) per share available to TDS common
shareholders	$(1.64)	$0.12	$(1.21)	$0.44

Diluted earnings (loss) per share available to TDS common
shareholders	$(1.64)	$0.11	$(1.21)	$0.44

Certain Common Shares issuable upon the exercise of stock options, vesting of performance and restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings (loss) per share available to TDS common shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 5 million shares and 6 million shares for the three and nine months ended September 30, 2017, respectively, and 4 million shares for both the three and nine months ended September 30, 2016.

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

Note 6 Intangible Assets

Activity related to Licenses and Goodwill for the nine months ended September 30, 2017, is presented below.  There were no changes to Franchise rights during the nine months ended September 30, 2017.  Prior to 2009, TDS accounted for U.S. Cellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS’ Licenses and Goodwill.  Further, a goodwill impairment loss on the U.S. Cellular reporting unit was recognized in 2003 at TDS but not at U.S. Cellular.  Consequently, U.S. Cellular’s Licenses and Goodwill on a stand-alone basis do not equal the TDS consolidated Licenses and Goodwill related to U.S. Cellular.

Licenses

(Dollars in millions)
Balance December 31, 2016	$1,895
Acquisitions	331
Transferred to Assets held for sale	(5)
Exchanges - Licenses received	18
Exchanges - Licenses surrendered	(5)
Balance September 30, 2017	$2,234

Goodwill
	U.S. Cellular	Wireline	Cable	HMS	Total
(Dollars in millions)
Balance December 31, 2016	$227	$409	$95	$35	$766
Acquisitions	–	–	4	–	4
Loss on impairment	(227)	–	–	(35)	(262)
Balance September 30, 2017	$–	$409	$99	$–	$508

Accumulated impairment losses in prior periods were $334 million for U.S. Cellular, $29 million for Wireline, $84 million for HMS, and $4 million for Corporate and Other.

Goodwill Interim Impairment Assessment

U.S. Cellular

U.S. Cellular operates in an intensely competitive wireless industry environment and has experienced declining service revenues in recent periods.  Based on recent 2017 developments, including wireless expansion plans announced by other companies and the results of the FCC’s forward auction of 600 MHz spectrum licenses and other FCC actions, U.S. Cellular anticipates increased competition for customers in its primary operating markets from new and existing market participants over the long term.  In addition, the widening adoption of unlimited data plans and other data pricing constructs across the industry, including U.S. Cellular’s introduction of unlimited plans earlier in 2017, may limit the industry’s ability to monetize future growth in data usage.  These factors when assessed and considered as part of its annual planning process conducted in the third quarter of each year caused management to revise its long-range financial forecast in the third quarter of 2017.  Based on the factors noted above, management identified a triggering event and performed a quantitative goodwill impairment test on an interim basis.

As permitted by ASU 2017-04, TDS used a one-step quantitative approach that compared the fair value of the U.S. Cellular reporting unit to its carrying value.  A discounted cash flow approach was used to value the reporting unit, using value drivers and risks specific to U.S. Cellular and the industry and current economic factors.  The cash flow estimates incorporated certain assumptions that market participants would use in their estimates of fair value and may not be indicative of U.S. Cellular specific assumptions.  However, the discount rate used in the analysis considers any additional risk a market participant might place on integrating the U.S. Cellular reporting unit into its operations.  The most significant assumptions made in this process were the revenue growth rate (shown as a compound annual growth rate in the table below), the terminal revenue growth rate, and the discount rate.

The following table represents key assumptions used in estimating the fair value of the U.S. Cellular reporting unit as using the discounted cash flow approach.

Key assumptions
Revenue growth rate	0.8%
Terminal revenue growth rate	2.0%
Discount rate	9.5%

The results of the interim goodwill impairment test indicated that the carrying value of the U.S. Cellular reporting unit exceeded its fair value.  Therefore, TDS recognized a loss on impairment of goodwill of $227 million to reduce the carrying value of goodwill for the U.S. Cellular reporting unit to zero.

In connection with the interim goodwill impairment test, conditions existed that indicated U.S. Cellular’s long-lived asset group might not be recoverable.  As a result, the company performed an interim long-lived asset recoverability assessment related to the U.S. Cellular asset group and determined that no impairment of the long-lived asset group existed as of the interim assessment date.

HMS

HMS has continued to experience slower than expected service revenue growth in 2017 due primarily to the competitive nature of the hosted and managed services industry, and the portfolio of services offered by HMS compared to the industry overall.  Further, revenue mix has been trending towards a higher proportion of lower margin revenue streams.  These factors when assessed and considered as part of its annual planning process caused HMS management to revise its long-range forecast in the third quarter of 2017.  Based on the factors noted above, management identified a triggering event and performed a quantitative goodwill impairment test on an interim basis.  No other triggering events for indefinite-lived intangible assets or long-lived assets were identified.

TDS used a one-step quantitative approach that compared the fair value of the HMS reporting unit to its carrying value.  TDS used the discounted cash flow approach and guideline public company method to value the HMS reporting unit.  The discounted cash flow approach uses value drivers and considers risks specific to the industry as well as current economic factors.  The most significant assumptions made in this process were the revenue growth rate (shown as a compound annual growth rate in the table below), the terminal revenue growth rate and the discount rate.  The guideline public company method develops an indication of fair value by calculating average market pricing multiples for selected publicly-traded companies.  The developed multiples were applied to applicable financial measures of the HMS reporting unit to determine fair value.  The discounted cash flow approach and guideline public company method were weighted to arrive at the total fair value used for impairment testing.  The weighting of methods was consistently applied in both 2017 and 2016.

The following table represents key assumptions used in estimating the fair value of the HMS reporting unit using the discounted cash flow approach.

Key assumptions
Revenue growth rate	3.8%
Terminal revenue growth rate	2.5%
Discount rate	10.5%

The results of the interim goodwill impairment test indicated that the carrying value of the HMS reporting unit exceeded its fair value.  Therefore, TDS recognized a loss on impairment of goodwill of $35 million to reduce the carrying value of goodwill for the HMS reporting unit to zero.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions)
Revenues	$1,596	$1,679	$4,848	$5,008
Operating expenses	1,184	1,254	3,631	3,662
Operating income	412	425	1,217	1,346
Other expense, net	(2)	(2)	(4)	(10)
Net income	$410	$423	$1,213	$1,336

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

During the nine months ended September 30, 2017, net equipment installment plan receivables totaling $1,093 million were transferred to the newly formed SPE from affiliated entities.  There were no receivables transferred as of December 31, 2016.  Because TDS fully consolidates USCC EIP LLC, the transfer of receivables into this SPE did not have a material impact to the consolidated financial statements of TDS.  As of September 30, 2017, TDS had not executed a securitized borrowing from a third party specific to its equipment installment plan receivables.

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

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30,	December 31,
	2017	2016
(Dollars in millions)
Assets
Cash and cash equivalents	$1	$2
Accounts receivable	430	39
Other current assets	6	6
Licenses	649	649
Property, plant and equipment, net	87	93
Other assets and deferred charges	264	15
Total assets	$1,437	$804

Liabilities
Current liabilities	$36	$18
Deferred liabilities and credits	12	12
Total liabilities	$48	$30

Unconsolidated VIEs

TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.

TDS’ total investment in these unconsolidated entities was $4 million and $6 million at September 30, 2017 and December 31, 2016, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.

Other Related Matters

TDS made contributions, loans and/or advances to its VIEs totaling $724 million, of which $701 million is related to USCC EIP LLC as discussed above, and $100 million during the nine months ended September 30, 2017 and September 30, 2016, respectively.  TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

Note 9 Noncontrolling Interests

The following schedule discloses the effects of Net income (loss) attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

Nine Months Ended September 30,	2017	2016
(Dollars in millions)
Net income (loss) attributable to TDS shareholders	$(134)	$49
Transfers to noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(12)	(15)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	–	–
Purchase of ownership in subsidiaries from noncontrolling interests	–	–
Net transfers to noncontrolling interests	(12)	(15)
Change from net income (loss) attributable to TDS and transfers to noncontrolling interests	$(146)	$34

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

Financial data for TDS’ reportable segments for the three and nine month periods ended, or as of September 30, 2017 and 2016, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of September 30, 2017	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service[1]	$737	$178	$52	$28	$(1)	$257	$(6)	$988
Equipment and product sales	226	–	–	27	–	28	9	263
Total operating revenues[1]	963	179	52	56	(1)	285	3	1,251
Cost of services (excluding Depreciation, amortization
and accretion reported below)	185	66	25	21	(1)	110	(1)	294
Cost of equipment and products	261	–	–	22	–	23	7	291
Selling, general and administrative	350	49	13	11	–	73	(1)	422
Depreciation, amortization and accretion	153	38	11	7	–	56	–	209
Loss on impairment of goodwill[2]	370	–	–	35	–	35	(143)	262
(Gain) loss on asset disposals, net	5	–	1	–	–	1	–	6
(Gain) loss on sale of business and other exit costs, net	(1)	–	–	–	–	–	–	(1)
Operating income (loss)[1]	(360)	26	2	(41)	–	(13)	141	(232)
Equity in earnings of unconsolidated entities	35	–	–	–	–	–	–	35
Interest and dividend income[1]	2	2	–	–	–	2	–	4
Interest expense	(28)	–	–	(1)	–	(1)	(14)	(43)
Other, net	–	–	–	–	–	–	–	–
Income (loss) before income taxes	(351)	28	2	(42)	–	(12)	127	(236)
Income tax expense (benefit)[3]	(53)					3	45	(5)
Net income (loss)	(298)					(15)	82	(231)
Add back:
Depreciation, amortization and accretion	153	38	11	7	–	56	–	209
Loss on impairment of goodwill[2]	370	–	–	35	–	35	(143)	262
(Gain) loss on asset disposals, net	5	–	1	–	–	1	–	6
(Gain) loss on sale of business and other exit costs, net	(1)	–	–	–	–	–	–	(1)
Interest expense	28	–	–	1	–	1	14	43
Income tax expense (benefit)[3]	(53)					3	45	(5)
Adjusted EBITDA[4]	$204	$66	$14	$1	$–	$80	$(1)	$283

Investments in unconsolidated entities	$429	$4	$–	$–	$–	$4	$34	$467
Total assets	$6,780	$1,201	$619	$208	$–	$2,028	$402	$9,210
Capital expenditures	$112	$41	$14	$2	$–	$58	$2	$172

Numbers may not foot due to rounding.

		TDS Telecom
Three Months Ended or as of September 30, 2016	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service[1]	$784	$174	$46	$29	$(1)	$248	$(6)	$1,026
Equipment and product sales	239	–	–	39	–	39	10	288
Total operating revenues[1]	1,023	175	46	68	(1)	287	4	1,314
Cost of services (excluding Depreciation, amortization
and accretion reported below)	196	67	23	21	(1)	110	(1)	305
Cost of equipment and products	280	1	–	33	–	33	8	321
Selling, general and administrative	370	50	13	12	–	75	(5)	440
Depreciation, amortization and accretion[5]	155	41	9	7	–	57	2	214
(Gain) loss on asset disposals, net	7	1	1	–	–	2	(1)	8
(Gain) loss on sale of business and other exit costs, net	–	–	–	–	–	–	–	–
(Gain) loss on license sales and exchanges, net	(7)	–	–	–	–	–	–	(7)
Operating income (loss)[1]	22	16	–	(5)	–	12	(1)	33
Equity in earnings of unconsolidated entities	38	–	–	–	–	–	–	38
Interest and dividend income[1]	1	1	–	–	–	1	–	2
Interest expense	(28)	–	–	(1)	–	(1)	(13)	(42)
Other, net	–	–	–	–	–	–	(1)	(1)
Income (loss) before income taxes	33	17	–	(6)	–	11	(14)	30
Income tax expense (benefit)[3]	15					4	(5)	14
Net income (loss)	18					7	(9)	16
Add back:
Depreciation, amortization and accretion[5]	155	41	9	7	–	57	2	214
(Gain) loss on asset disposals, net	7	1	1	–	–	2	(1)	8
(Gain) loss on sale of business and other exit costs, net	–	–	–	–	–	–	–	–
(Gain) loss on license sales and exchanges, net	(7)	–	–	–	–	–	–	(7)
Interest expense	28	–	–	1	–	1	13	42
Income tax expense (benefit)[3]	15	–	–	–	–	4	(5)	14
Adjusted EBITDA[4]	$216	$58	$10	$3	$–	$71	$–	$287

Investments in unconsolidated entities	$420	$4	$–	$–	$–	$4	$35	$459
Total assets	$7,104	$1,259	$592	$273	$–	$2,123	$222	$9,449
Capital expenditures	$103	$27	$11	$2	$–	$40	$2	$145

Numbers may not foot due to rounding.

		TDS Telecom
Nine Months Ended or as of September 30, 2017	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service[1]	$2,223	$537	$152	$84	$(3)	$770	$(17)	$2,976
Equipment and product sales	639	1	–	93	–	94	27	760
Total operating revenues[1]	2,862	538	152	178	(3)	865	9	3,736
Cost of services (excluding Depreciation, amortization
and accretion reported below)	549	194	73	63	(3)	327	(2)	874
Cost of equipment and products	749	2	–	77	–	79	20	848
Selling, general and administrative	1,041	145	39	32	–	215	(10)	1,246
Depreciation, amortization and accretion	460	114	32	21	–	166	6	632
Loss on impairment of goodwill[2]	370	–	–	35	–	35	(143)	262
(Gain) loss on asset disposals, net	14	1	1	–	–	2	–	16
(Gain) loss on sale of business and other exit costs, net	(1)	–	–	–	–	–	–	(1)
(Gain) loss on license sales and exchanges, net	(19)	–	–	–	–	–	–	(19)
Operating income (loss)[1]	(301)	84	7	(50)	–	41	138	(122)
Equity in earnings of unconsolidated entities	101	–	–	–	–	–	–	101
Interest and dividend income[1]	6	4	–	–	–	4	2	12
Interest expense	(85)	–	–	(3)	–	(3)	(40)	(128)
Other, net	1	–	–	–	–	–	(1)	–
Income (loss) before income taxes	(278)	88	7	(53)	–	42	99	(137)
Income tax expense (benefit)[3]	(19)					24	34	39
Net income (loss)	(259)					18	65	(176)
Add back:
Depreciation, amortization and accretion	460	114	32	21	–	166	6	632
Loss on impairment of goodwill[2]	370	–	–	35	–	35	(143)	262
(Gain) loss on asset disposals, net	14	1	1	–	–	2	–	16
(Gain) loss on sale of business and other exit costs, net	(1)	–	–	–	–	–	–	(1)
(Gain) loss on license sales and exchanges, net	(19)	–	–	–	–	–	–	(19)
Interest expense	85	–	–	3	–	3	40	128
Income tax expense (benefit)[3]	(19)					24	34	39
Adjusted EBITDA[4]	$631	$202	$41	$6	$–	$248	$2	$881

Investments in unconsolidated entities	$429	$4	$–	$–	$–	$4	$34	$467
Total assets	$6,780	$1,201	$619	$208	$–	$2,028	$402	$9,210
Capital expenditures	$257	$91	$35	$13	$–	$139	$6	$402

Numbers may not foot due to rounding.

		TDS Telecom
Nine Months Ended or as of September 30, 2016	U.S. Cellular	Wireline	Cable	HMS	TDS Telecom Eliminations	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service[1]	$2,330	$522	$136	$91	$(3)	$746	$(18)	$3,058
Equipment and product sales	655	1	–	121	–	123	27	805
Total operating revenues[1]	2,985	523	137	212	(3)	868	10	3,863
Cost of services (excluding Depreciation, amortization
and accretion reported below)	572	192	69	61	(3)	320	(1)	891
Cost of equipment and products	799	2	–	101	–	103	19	921
Selling, general and administrative	1,089	148	37	37	–	222	(12)	1,299
Depreciation, amortization and accretion[5]	462	119	27	22	–	168	6	636
(Gain) loss on asset disposals, net	16	2	2	–	–	4	–	20
(Gain) loss on sale of business and other exit costs, net	–	–	–	–	–	–	(1)	(1)
(Gain) loss on license sales and exchanges, net	(16)	–	–	–	–	–	–	(16)
Operating income (loss)[1]	63	61	1	(9)	–	53	(3)	113
Equity in earnings of unconsolidated entities	110	–	–	–	–	–	(1)	109
Interest and dividend income[1]	4	2	–	–	–	2	1	7
Interest expense	(84)	1	–	(3)	–	(2)	(41)	(127)
Other, net	–	–	–	–	–	–	1	1
Income (loss) before income taxes	93	63	1	(12)	–	53	(43)	103
Income tax expense (benefit)[3]	39					20	(14)	45
Net income (loss)	54					32	(28)	58
Add back:
Depreciation, amortization and accretion[5]	462	119	27	22	–	168	6	636
(Gain) loss on asset disposals, net	16	2	2	–	–	4	–	20
(Gain) loss on sale of business and other exit costs, net	–	–	–	–	–	–	(1)	(1)
(Gain) loss on license sales and exchanges, net	(16)	–	–	–	–	–	–	(16)
Interest expense	84	(1)	–	3	–	2	41	127
Income tax expense (benefit)[3]	39					20	(14)	45
Adjusted EBITDA[4]	$639	$183	$30	$13	$–	$226	$4	$869

Investments in unconsolidated entities	$420	$4	$–	$–	$–	$4	$35	$459
Total assets	$7,104	$1,259	$592	$273	$–	$2,123	$222	$9,449
Capital expenditures	$275	$82	$41	$6	$–	$128	$9	$412

Numbers may not foot due to rounding.

[1]

Equipment installment plan interest income is reflected as a component of Service revenues consistent with an accounting policy change effective January 1, 2017.  All prior period numbers have been recast to conform to this accounting change.  See Note 1 — Basis of Presentation for additional details.

[2]

During the three months ended September 30, 2017, U.S. Cellular recorded a goodwill impairment of $370 million while TDS recorded a goodwill impairment of the U.S. Cellular reporting unit of $227 million.  Prior to 2009, TDS accounted for U.S. Cellular's share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS' Goodwill.  Further, goodwill of the U.S. Cellular reporting unit was impaired at the TDS level in 2003 but not at U.S. Cellular.  Consequently, U.S. Cellular's goodwill on a stand-alone basis and any resulting impairments of goodwill does not equal the TDS consolidated goodwill related to U.S. Cellular.  For further information on the goodwill impairment see Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements.

[3]	Income tax expense (benefit) is not provided at the individual segment level for Wireline, Cable and HMS. TDS calculates income tax expense for “TDS Telecom Total”.

[4]

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

[5]

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

As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2017, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

Legal Proceedings

Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2016.  There have been no material changes to such information since December 31, 2016.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.  TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2017.

The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

			Total Number of	Maximum Dollar
		Average	Shares Purchased	Value of Shares that
	Total Number	Price	as Part of Publicly	May Yet Be
	of Shares	Paid per	Announced Plans or	Purchased Under the
Period	Purchased	Share	Programs	Plans or Programs
July 1 – 31, 2017	–	$–	–	$198,691,355
August 1 – 31, 2017	–	–	–	198,691,355
September 1 – 30, 2017	–	–	–	198,691,355
Total for or as of the end of the
quarter ended September 30, 2017	–	$–	–	$198,691,355

Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit facilities in the third quarter of 2017 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit facilities as of September 30, 2017, or as of the filing date of this Form 10-Q.

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

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	39 - 45
		Notes to Consolidated Financial Statements	46 - 58

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 38

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

	Item 4.	Controls and Procedures	59

Part II.	Other Information

	Item 1.	Legal Proceedings	59

	Item1A.	Risk Factors	38

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

	Item 5.	Other Information	60

	Item 6.	Exhibits	61

Signatures			63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	November 8, 2017	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	November 8, 2017	/s/ Douglas D. Shuma
Douglas D. Shuma Senior Vice President - Finance and Chief Accounting Officer (principal financial officer and principal accounting officer)

Date:	November 8, 2017	/s/ Anita J. Kroll
Anita J. Kroll Vice President and Controller