Form 10-K
period 2017-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2018-02-26
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (312) 630-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.01 par value	New York Stock Exchange
6.625% Senior Notes due 2045	New York Stock Exchange
6.875% Senior Notes due 2059	New York Stock Exchange
7.000% Senior Notes due 2060	New York Stock Exchange
5.875% Senior Notes due 2061	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
	Yes	No
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[x]	[ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	[ ]	[x]

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

[x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

[ ]
			Yes	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			[ ]	[x]

As of June 30, 2017, the aggregate market values of the registrant’s Common Shares and Series A Common Shares held by non-affiliates were approximately $2 billion and $3 million, respectively.  For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of Telephone and Data Systems, Inc. (TDS) is an affiliate.  The June 30, 2017, closing price of the Common Shares was $27.75 as reported by the New York Stock Exchange.  Because trading in the Series A Common Shares is infrequent, the registrant has assumed for purposes hereof that each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares are convertible on a share-for-share basis into Common Shares.

The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2018, is 103,861,000 Common Shares, $.01 par value, and 7,258,000 Series A Common Shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Those sections or portions of the registrant's 2017 Annual Report to Shareholders (Annual Report), filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 30, 2018, for the 2018 Annual Meeting of Shareholders scheduled to be held May 24, 2018, are herein incorporated by reference into Parts II and III of this report.

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, SUITE 4000, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 603-1900

PART I

Item 1.  Business

Telephone and Data Systems, Inc. (TDS) is a diversified telecommunications company providing high-quality communications services to customers with approximately 5.1 million wireless connections and 1.2 million wireline and cable connections at December 31, 2017.  TDS conducts all of its wireless operations through its majority-owned subsidiary, United States Cellular Corporation (U.S. Cellular).  As of December 31, 2017, TDS owned 83% of the combined total of the outstanding Common Shares and Series A Common Shares of U.S. Cellular and controlled 96% of the combined voting power of both classes of U.S. Cellular common stock.  TDS provides broadband, video, voice and hosted and managed services, through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom).  TDS was incorporated in 1968 and changed its state of incorporation from Iowa to Delaware in 1998.  TDS Common Shares trade under the ticker symbol “TDS” on the New York Stock Exchange (NYSE).  U.S. Cellular Common Shares trade on the NYSE under the ticker symbol “USM.”

Under listing standards of the NYSE, TDS is a “controlled company” as such term is defined by the NYSE.  TDS is a controlled company because over 50% of the voting power for the election of directors of TDS is held by the trustees of the TDS Voting Trust.

Through December 31, 2017, TDS had four business segments: U.S. Cellular and TDS Telecom’s Wireline, Cable, and Hosted and Managed Services (HMS) operations.  TDS operations also include the wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus).  Suttle-Straus’ financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.

TDS has re-evaluated internal reporting roles with regard to its HMS business unit and, as a result, will be changing its reportable segments.  Effective January 1, 2018, HMS will be considered a non-reportable segment and will no longer be reported under TDS Telecom. This change will enable TDS Telecom to continue to successfully execute on the Wireline and Cable segments’ shared strategy to be the preferred service provider in its markets.  Additionally, HMS will be able to leverage TDS’ Corporate IT resources, to improve operations and customer service, and better position itself for growth.  Additional information about TDS’ segments is incorporated herein by reference from Note 18 — Business Segment Information in TDS’ Annual Report to Shareholders, filed as Exhibit 13 hereto.

The map below highlights TDS’ consolidated areas of operations:

U.S. CELLULAR OPERATIONS

General

U.S. Cellular, incorporated under the state laws of Delaware in 1983, provides wireless telecommunications services to customers with approximately 5.1 million connections in 22 states collectively representing a total population of 32 million.  U.S. Cellular operates in one reportable segment, and all of its wireless operating markets are in the United States.  U.S. Cellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans and pricing, all provided with a local focus.

Customers, Services and Products

Customers.  U.S. Cellular provides service to postpaid and prepaid customers from a variety of demographic segments.  U.S. Cellular focuses on retail consumers, government entities, and small-to-mid-size business customers in industries such as construction, retail, agriculture, professional services and real estate.  These customers are served primarily through U.S. Cellular’s retail and direct sales channels.  U.S. Cellular builds customer loyalty by offering high-quality network services, outstanding customer-focused support services, competitive pricing, and other benefits as discussed further in “Marketing, Customer Service, and Sales and Distribution Channels.”

Services.  U.S. Cellular’s customers are able to choose from a variety of national plans with voice, messaging and data usage options and pricing that are designed to fit different customer needs, usage patterns and budgets.  Helping a customer find the right plan is an important element of U.S. Cellular’s brand positioning.  In early 2017, U.S. Cellular introduced new Total Plans to postpaid customers that include unlimited offerings and no hidden fees such as overage charges and activation fees.  Business rate plans are designed to meet the unique needs of the business customer.  U.S. Cellular’s national plans price all domestic calls as local calls, regardless of where they are made or received in the United States, with no long distance or roaming charges, made possible by roaming agreements with other wireless carriers.  See “Network Technology, Roaming, and System Design” section below for further discussion related to roaming.

U.S. Cellular’s portfolio of smartphones, tablets and other connected devices is a key part of its strategy to deliver wireless devices that allow customers to stay productive, entertained and connected on the go; these devices are backed by U.S. Cellular’s high-speed networks, including a fourth generation (4G) Long-Term Evolution (LTE) network.  U.S. Cellular’s 4G LTE network features smartphone messaging, data and internet services that allow customers to access the web and social network sites, e-mail, text, picture and video message, utilize GPS navigation, and browse and download thousands of applications to customize their wireless devices to fit their lifestyles.  U.S. Cellular also offers advanced wireless solutions to consumers and business and government customers, including a growing suite of connected machine-to-machine (M2M) solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms), communication (e.g., enterprise messaging, back-up router for business continuity services) and asset management (e.g., telematics, fleet management).  U.S. Cellular intends to continue to further enhance these offerings for consumer and business customers in 2018 and beyond.

Devices and Products.  U.S. Cellular offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones and routers for use by its customers.  U.S. Cellular offers wireless devices that are compatible with its 4G LTE and third generation (3G) networks and are compliant with the Federal Communications Commission (FCC) enhanced wireless 911 requirements.  In addition, U.S. Cellular also offers a wide range of accessories, including wireless basics such as cases, screen protectors, chargers, and memory cards as well as an assortment of consumer electronics such as headphones, smart speakers, wearables and home automation products (e.g., cameras, sensors, and thermostats).

Throughout 2017, new postpaid handset sales to retail consumers were made under equipment installment plans (EIP) only; business and government customers may continue to purchase equipment under alternative plans subject to a service contract.  For certain installment plans, after a specified period of time or number of payments, the customer may have the right to upgrade to a new device prior to reaching the end of the installment term, thus enabling customers to access the latest smartphones and provide a better overall customer experience.

During 2017, U.S. Cellular began to offer accessories for purchase on installment plans. These plans allow new and existing postpaid customers to purchase certain accessories payable over a specified time period. These accessory installment plans are available through U.S. Cellular company-owned retail stores, telesales channels, and agent channels using direct fulfillment with U.S. Cellular’s inventory.

U.S. Cellular continues to offer device service programs that provide customers a simple process to replace a defective device via direct mail.  U.S. Cellular also offers its Trade-In program where U.S. Cellular buys consumers’ used equipment, Device Protection+ program, which includes overnight delivery of a replacement device for damaged, lost and stolen devices, Device Protection+ Advanced, which includes 100GB of data backup, TechSupport+, and AppleCare services for Apple iOS customers.

U.S. Cellular offers a full array of iconic smartphones with options for both Android and iOS customers.  U.S. Cellular continues to bolster its expanding smartphone portfolio with the Samsung Galaxy S® 8/8+, the iPhone® 8 and 8 Plus and X, the LG G6, V30 and K8, and the Motorola Z Force.  Along with the iconic devices, U.S. Cellular supports the larger ecosystem of Samsung and Apple devices, such as the Samsung Gear VR, the Samsung Gear S3 and the Apple Watch Series 3.  For tablets, U.S. Cellular offers the full complement of iPads, the Samsung Galaxy Tab S3 and various other tablets from LG, Samsung, and ZTE.  U.S. Cellular’s smartphone offerings play a significant role in attracting customers and driving data service usage and revenues. U.S. Cellular also offers additional services and products that utilize the company’s network, including feature phones, mobile hotspots, LTE wireless routers and home phones.

U.S. Cellular purchases wireless devices and accessory products from a number of original equipment manufacturers, including Samsung, Apple, Motorola, LG, Kyocera, ZTE, Tessco and Superior.  U.S. Cellular also has relationships with its suppliers to ensure best possible pricing and identifies opportunities for promotional support.  U.S. Cellular does not own significant product warehousing and distribution infrastructure; rather, it contracts with third party providers for the majority of its product warehousing, distribution and direct customer fulfillment activities.  U.S. Cellular also contracts with third party providers for services related to its device service programs.

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

Marketing, Customer Service, and Sales and Distribution Channels

Marketing and Advertising.  U.S. Cellular’s marketing plan is focused on acquiring, retaining and growing customer relationships by maintaining a high-quality wireless network, providing outstanding customer service, and offering a comprehensive portfolio of services and products built around customer needs at fair prices with a local focus.  U.S. Cellular believes that creating positive relationships with its customers enhances their wireless experience and builds customer loyalty.  U.S. Cellular currently offers several customer-centric programs and services to customers.

To attract potential new customers and retain existing customers, and increase their usage of U.S. Cellular’s services, U.S. Cellular’s advertising is directed at increasing the public awareness of the U.S. Cellular brand, knowledge of the outstanding network that works in places where other carriers do not have coverage, and understanding of the wireless services it offers. U.S. Cellular supplements its advertising with a focused public relations program that improves overall brand sentiment and awareness, encourages engagement, supports sales of services and products, and builds preference and loyalty for the U.S. Cellular brand.  The approach combines national and local media relations in mainstream and social media channels with market-wide activities, events, and sponsorships.

U.S. Cellular focuses its charitable giving on initiatives relevant to consumers in its service areas.  These initiatives include programs that focus on STEM (Science, Technology, Engineering and Math) activities for youth in the communities U.S. Cellular serves and often involve collaboration with organizations such as the Boys and Girls Clubs of America.

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

Company retail store locations are designed to market wireless services and products to the consumer and small business segments in a setting familiar to these types of customers.  As of December 31, 2017, retail sales associates work in 256 U.S. Cellular-operated retail stores and kiosks.  Direct sales representatives sell traditional wireless services as well as Internet of Things (IoT) and M2M products and solutions to medium- and large-sized businesses and government entities.  Additionally, the U.S. Cellular website enables customers to activate service and purchase wireless devices online.

U.S. Cellular maintains an ongoing training program to improve the effectiveness of retail sales associates and direct sales representatives by focusing their efforts on obtaining customers by facilitating the sale of appropriate packages for the customer’s expected usage and value-added services that meet the individual needs of the customer.

U.S. Cellular has relationships with exclusive and non-exclusive agents (collectively “agents”), which are independent businesses that obtain customers for U.S. Cellular on a commission basis.  At December 31, 2017, U.S. Cellular had contracts with these businesses aggregating 455 locations.  U.S. Cellular provides support and training to its agents to increase customer satisfaction and to ensure a consistent customer experience.  U.S. Cellular’s agents are generally in the business of selling wireless devices, wireless service packages and other related products.  No single agent accounted for 10% or more of U.S. Cellular’s operating revenues during the past three years.

U.S. Cellular services and products also are offered through third-party national and on-line retailers.  Wal-Mart, Sam’s Club, and Dollar General offer U.S. Cellular services and products at select retail locations in U.S. Cellular’s service areas.  Further, Amazon offers U.S. Cellular’s postpaid and prepaid services on-line.  U.S. Cellular continues to explore new relationships with additional third-party retailers as part of its strategy to expand distribution.

Seasonality.  Seasonality in operating expenses may cause operating income to vary from quarter to quarter.  U.S. Cellular’s operating expenses tend to be higher in the fourth quarter due to increased marketing and promotional activities during the holiday season.

Competition

The wireless telecommunication industry is highly competitive.  U.S. Cellular competes directly with several wireless service providers in each of its markets.  In general, there are between two and four competitors in each wireless market in which U.S. Cellular provides service, excluding resellers and mobile virtual network operators (MVNO).  In its footprint, U.S. Cellular competes to varying degrees against each of the national wireless companies: Verizon Wireless, AT&T Mobility, Sprint, and T-Mobile USA, in addition to a few smaller regional carriers in specific areas of its footprint.  All of the national competitors have substantially greater financial and other resources than U.S. Cellular.  In addition, U.S. Cellular competes with other companies that use alternative communication technology and services to provide similar services and products.

Since each of these wireless competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of services and products, price, size of area covered, network quality, network speed and responsiveness of customer service.  U.S. Cellular employs a customer satisfaction strategy that includes maintaining an outstanding wireless network throughout its markets.  U.S. Cellular owns and operates low-band spectrum (less than 1 GHz) that covers the majority of its footprint and enables more efficient coverage in rural areas (compared to spectrum above 1 GHz), which strengthens its network quality positioning.  To the extent existing competitors or new entrants acquire such spectrum in U.S. Cellular markets, U.S. Cellular could face increased competition over time from competitors that hold such more-efficient low-band spectrum.

The use of national advertising and promotional programs by the top four wireless service providers is a source of additional competitive and pricing pressures in all U.S. Cellular markets, even if those operators do not provide direct service in a particular market.  Over the past year, competition among top carriers has continued to be aggressive, with the top four carriers offering unlimited plans as well as engaging in rich promotional initiatives including device price reductions.  In addition, in the current wireless environment, U.S. Cellular’s ability to compete depends on its ability to continue to offer national voice and data plans.  U.S. Cellular provides wireless services comparable to the national competitors, but the national wireless companies operate in a wider geographic area and are able to provide such services over a wider area on their own networks than U.S. Cellular can offer on its network.  Although U.S. Cellular offers similar coverage area as these competitors, U.S. Cellular incurs roaming charges for data sessions and calls made in portions of the coverage area which are not part of its network, thereby increasing its cost of operations.  U.S. Cellular depends on roaming agreements with other wireless carriers to provide voice and data roaming capabilities in areas not covered by U.S. Cellular’s network.  Similarly, U.S. Cellular provides roaming services on its network to other wireless carriers’ customers who travel within U.S. Cellular’s coverage areas and receives revenue from other carriers for the provision of these services.

Convergence of connectivity is taking place on many levels, including wireless devices that can act as wireless or wireline replacement devices and the incorporation of wireless “hot spot” technology in wireless devices making internet access seamless regardless of location.  Although less directly a substitute for other wireless services, wireless data services such as Wi-Fi may be adequate for those who do not need mobile wide-area roaming or full two-way voice services.  Technological advances or regulatory changes in the future, such as the rollout and consumer adoption of Wi-Fi calling and Voice over Long-Term Evolution (VoLTE) capabilities, may make available other alternatives to current wireless service, thereby creating additional sources of competition that shift consumers’ perceptions and preferences of network strength, speed and reliability.  If the trend toward convergence continues, U.S. Cellular is at a competitive disadvantage to larger competitors, including the national wireless carriers, traditional cable companies, MVNOs and other potential large new entrants with much greater financial and other resources in adapting to such convergence.  Cable companies have begun to compete in the wireless market.  Most notably, Comcast currently offers wireless services and Charter is expected to begin offering wireless services in 2018.

U.S. Cellular’s approach in 2018 and in future years will be to focus on the unique needs and attitudes of its customers towards wireless service.  U.S. Cellular will deliver high-quality services and products at competitive prices and intends to continue to differentiate itself by seeking to provide an overall outstanding customer experience, founded on a high-quality network.  U.S. Cellular’s ability to compete successfully in the future will depend upon its ability to anticipate and respond to changes related to new service offerings, consumer preferences, competitors’ pricing strategies and new product offerings, technology, demographic trends, economic conditions and its access to adequate spectrum resources.

Network Technology, Roaming, and System Design

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

4G LTE technology enables more network capacity for more data per user as well as faster access to data.  In addition, U.S. Cellular commercially deployed VoLTE technology for the first time in 2017 in one key market and will continue to build out VoLTE services over the next few years.  The next commercial launch is expected to occur in several additional operating markets starting in early 2018.  VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and enables enhanced services such as high definition voice, video calling and simultaneous voice and data sessions.  In addition, the deployment of VoLTE technology expands U.S. Cellular’s ability to offer roaming services to other carriers.  U.S. Cellular continues to offer services based on 3G technology and Code Division Multiple Access (CDMA) digital technology across its networks.

Roaming.  U.S. Cellular’s main sources of revenues are its own customers and customers of other wireless operators who roam on its network.  An inter-carrier roaming agreement is negotiated between the wireless operators to enable customers who are in a wireless service area other than the customer’s home service area to place or receive a call or text message, or to use data services, in that service area.  U.S. Cellular has entered into reciprocal roaming agreements with operators of other wireless systems covering virtually all systems with CDMA technology in the United States, Canada and Mexico.  In addition, U.S. Cellular has entered into reciprocal 4G LTE roaming agreements with national wireless companies and, as a result, a majority of U.S. Cellular customers currently have access to nationwide 4G LTE service.

Another digital technology, Global System for Mobile Communication (GSM), has a larger installed base of customers worldwide.  U.S. Cellular customers now have the ability to roam on GSM carriers with voice, data and text messaging in Canada, Mexico and internationally.  Both CDMA and GSM technologies are being succeeded by 4G LTE and VoLTE technology.

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

In accordance with its strategy of building and strengthening its operating market areas, U.S. Cellular has selected high-capacity, carrier-class digital wireless switching systems that are capable of serving multiple markets through a single mobile telephone switching office.  Centralized equipment, used for network and data management, is located in high-availability facilities supported by multiple levels of power and network redundancy.  U.S. Cellular’s systems are designed to incorporate Internet Protocol (IP) packet-based Ethernet technology, which allows for increased data capacity and a more efficient network.  Interconnection between the mobile telephone switching office and the cell sites utilizes Ethernet technology for nearly all 4G LTE sites, over fiber or microwave links.

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

The costs (inclusive of the costs to acquire licenses) to develop the systems which U.S. Cellular operates have historically been financed primarily through proceeds from debt offerings, with cash generated by operations, and proceeds from the sales of wireless interests and other non-strategic assets.

Business Development Strategy

U.S. Cellular groups its individual markets (geographic service areas as defined by the FCC in which wireless carriers are licensed, for fixed terms, to provide service) into broader geographic market areas to offer customers large service areas that primarily utilize U.S. Cellular’s network. U.S. Cellular’s interests in wireless licenses include both direct interests whereby U.S. Cellular is the licensee and investment interests in entities which are licensees; together, these direct and investment interests involve operating and non-operating licenses covering 31 states and a total population of 51 million at December 31, 2017.

U.S. Cellular’s business development strategy is to obtain interests in or access to wireless licenses in its current operating markets and in areas that are adjacent to or in close proximity to its other wireless licenses, thereby building larger geographic operating market areas.  U.S. Cellular believes that the acquisition of additional licenses within its current operating markets will enhance its network capacity and speed to meet its customers’ growing demand for data services.  From time to time, U.S. Cellular has divested outright or included in exchanges for other wireless interests certain consolidated and investment interests that were considered less essential to its current and expected future operations.  As part of its business development strategy, U.S. Cellular may periodically be engaged in negotiations relating to the acquisition, exchange or disposition of companies, strategic properties, investment interests or wireless spectrum.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for a description of recent significant acquisitions, divestitures and exchanges.

Occasionally, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  Historically, U.S. Cellular has participated in certain prior FCC auctions both directly and indirectly through its limited partnership interests.  Each limited partnership that qualified as a “designated entity” was eligible for bidding credits with respect to most licenses purchased in accordance with the rules defined by the FCC for each auction.  In most cases, the bidding credits resulted in a 25% discount from the gross winning bid.  In July 2016, the FCC announced U.S. Cellular as a qualified bidder in the FCC’s forward auction of 600MHz spectrum licenses, referred to as Auction 1002.  Due to changes in FCC rules, U.S. Cellular did not apply to participate in Auction 1002 by investing in a “designated entity” limited partnership which would have qualified for a discount of 25% on any licenses won in the auction.  Instead, U.S. Cellular applied to participate in the auction directly and did not qualify for such discount.  The FCC announced by way of public notice that U.S. Cellular was the winning bidder for 188 licenses for an aggregate purchase price of $329 million and granted the licenses to U.S. Cellular during the second quarter of 2017.  See Exhibit 13 to this Form 10-K, under “Regulatory Matters – FCC Auction 1002” for a summary of U.S. Cellular’s participation in Auction 1002.

TDS TELECOM OPERATIONS

General

TDS Telecom operates in 34 states and through its Wireline and Cable operations provides broadband, video and voice services to approximately 1.2 million connections.  The overall strategy for the Wireline and Cable businesses is to offer a wide range of broadband services in order to capitalize on data growth and customers’ needs for higher broadband speeds and leverage that growth by bundling services with video and voice.

HMS provides a comprehensive range of Information Technology (IT) services including colocation, cloud and hosting solutions, managed services, Enterprise Resource Planning (ERP) application management, and sales of IT hardware and related maintenance and professional services.  As disclosed above, HMS will no longer be reported under TDS Telecom effective January 1, 2018.

Business Development Strategy

TDS Telecom may seek to grow its operations through the acquisition of businesses that support and complement its existing services and products.  TDS Telecom may also seek to divest or exchange interests that are not strategic to its long-term success.  See Note 6 — Acquisitions, Divestitures and Exchanges in the Notes to Consolidated Financial Statements for a description of significant acquisitions, divestitures and exchanges.

Core Network

TDS Telecom has developed and deployed an inter-regional data routing infrastructure using owned and leased fiber capacity which allows it to leverage its multi-gigabit core network across all three of its segments.  This configuration, along with the continued development of an Internet Protocol (IP) network that interconnects substantially all the existing service territories, allows for next generation IP service offerings: IP-based video, commercially hosted IP-voice (managedIP), residential Voice over IP (VoIP), least-cost routing, and comprehensive IP policy management.

The TDS Telecom core network continues to standardize equipment and processes to increase efficiency in maintaining its network.  TDS Telecom utilizes centralized monitoring and management of its network to reduce costs and improve service reliability.  Network standardization has aided TDS Telecom in operating its 24-hours-a-day / 7-days-per-week Network Management Center, which continuously monitors the network in an effort to proactively identify and correct network faults prior to any customer impact.

Wireline

Operations

Wireline operations are located in a mix of rural, small town and suburban markets, with the largest concentrations of customers in the Upper Midwest and the Southeast.  As of December 31, 2017, TDS Telecom operates incumbent local exchange carriers (ILEC) in 25 states and provides telecommunications services as a competitive local exchange carrier (CLEC) in Illinois, Michigan, Minnesota, New Hampshire, and Wisconsin. Wireline operations provide retail telecommunications services to both residential and commercial customers.  Wireline also provides services to wholesale customers, which are primarily interexchange carriers (companies that provide long-distance telephone and data services between local exchange areas) and wireless carriers that compensate TDS Telecom for the use of its facilities to originate and terminate their voice and data transmissions.

Customers, Services and Products

Wireline operations generate revenues by providing the following services and products to residential and commercial customers and carriers:

  Broadband: Fiber technology is being deployed to select markets to provide Internet speeds of up to 1 Gigabit per second (Gbps).  In certain non-fiber markets, TDS Telecom has deployed copper bonding technology to increase data speeds reaching up to 100 Megabits per second (Mbps).  Premium security and support services are available to enhance the customers’ high-speed Internet experience.
  Video: TDS TV is a comprehensive all-digital TV service available in select TDS markets that provides customers with connected-home digital video recorders (DVR), video-on-demand (VOD) , TV Everywhere (TVE) and other enhanced applications and features.  Where TDS TV is not available, TDS Telecom partners with a satellite TV provider to offer digital television.
  Voice: Call plans include local and long-distance telephone service, VoIP and enhanced services like find me follow me, collaboration, instant messaging and more.  Many features are bundled with calling plans to give customers the best value.
  Network access services are provided to interexchange and wireless carriers for transporting data and voice traffic on TDS Telecom’s network.

Wireline’s objective is to be a preferred broadband provider in its markets, focusing its investments on broadband as the core growth component of its service offerings.  Wireline believes that its residential and business customers have a strong preference to purchase complementary telecommunications services from a single provider.  Wireline has found that by offering and bundling services in high-value based packages with a strong customer service orientation, it can build customer loyalty and reduce customer churn.  The Wireline residential customer strategy is to provide broadband, video and voice services through value-added bundling of these services.  The commercial focus is to provide advanced IP-based data and voice services.

Residential.  Wireline residential customer operations provide high-speed data services, video services and voice service.  In selected residential markets, Wireline’s marketing and promotional strategies focus on its Internet Protocol Television (IPTV) service offering under the brand TDS TV.  This IP based video offering is intended to counter intensifying competition for video and broadband services.  In markets where IPTV is not offered, TDS Telecom has partnered with a satellite TV provider to allow for triple or double play bundling.  Approximately 79% of ILEC customers have at least two services.

Commercial.  Wireline commercial customer operations provide broadband, IP-based services, and hosted voice and collaboration services to small to medium sized businesses.  Wireline operations provide commercial customers with secure and reliable Internet access, data connections and advanced voice service with VoIP features.  The Wireline flagship product is managedIP, a fully-hosted software and hardware solution that provides customers with a secure Internet connection and innovative collaboration features and capabilities.  TDS managedIP is available in markets covering 83% of all commercial customers at December 31, 2017.  TDS managedIP is also available to customers which have locations outside the traditional Wireline footprint by offering the service over the customer’s data network.

Wholesale.  Wireline operations continue to provide a high level of service to traditional interexchange and wireless carriers.  Wireline’s wholesale market focus is on access revenues, which is the compensation received from the interexchange carriers for carrying data and voice traffic on TDS Telecom’s networks.  Federal Connect America Fund (CAF) and state Universal Service Fund (USF) revenues, which support the cost of providing telecommunication services in underserved high cost areas, are also included in wholesale service revenues. Beginning in 2017, TDS receives over $75 million per year for 10 years (with incremental funding for transition in the early years for certain states) for operating and maintaining its network along with the obligation to provide broadband service at various speeds to about 160,000 locations.  Continuing regulatory changes may affect the amounts of future Wireline wholesale revenues.  See additional information in Risk Factors and information incorporated by reference from Exhibit 13 to this Form 10-K, Annual Report section “Regulatory Matters”.

Access Technology and System Design

Wireline operates an integrated, highly-reliable network that consists of central office host and remote sites, primarily equipped with digital and IP switches.  Fiber optic and copper cable connect the host central offices with remote switches and ultimately with end customers.  Wireline continues to upgrade and expand its telecommunications network to respond to the needs of its customers for greater bandwidth and advanced technologies.  Broadband service is provided to 96% of Wireline’s ILEC service addresses.  The network is transitioning from its legacy circuit-switched network to a highly reliable IP-based broadband network to facilitate the integration of broadband, video and voice services.

Wireline pursues a plan to deploy fiber-to-the-home technology, which enables significantly greater broadband speeds to selected residential subdivisions and to commercial customers, when the investment is economically justified.  Fiber technology is deployed to provide internet speeds of up to 1 Gbps.  In addition, in non-fiber markets, data speeds are increased through the use of copper bonding and vectoring technology.  Approximately 45% of Wireline service addresses were capable of 25 Mbps or greater broadband speeds at the end of 2017.

Competition

The competitive environment in the telecommunications industry has changed significantly as a result of technological advances, customer expectations, and changes to regulation.  Wireline continues to seek to develop and maintain an efficient cost structure to ensure that it can compete with price-based initiatives from competitors.  Wireline faces significant challenges, including competition from cable, low-cost voice providers, other wireline and wireless providers as well as decreases in compensation received for the use of TDS Telecom’s networks.

Wireline has experienced customer connection and access minute declines due to competition from wireless carriers offering local and nationwide voice and data plans, from cable providers offering voice and data services via cable modems, from fiber overbuilders, and from other low cost voice providers.

Cable companies have developed technological improvements that have allowed them to extend their competitive operations beyond major markets and have enabled them to provide a broader range of data and voice services over their cable networks.  Cable companies have aggressively pursued the bundling of data, video and voice products at discounted prices to attract customers from traditional telephone companies.  In addition, cable companies continue to add value to their Internet offerings by increasing speeds at little to no additional cost to the customer.  Wireline estimates that 79% of its ILEC service addresses face active competition from cable providers at December 31, 2017.  Cable companies are increasingly targeting commercial customers.

Wireless telephone service providers offering feature-rich wireless devices and improved network quality constitute a significant source of voice and broadband competition.  A growing segment of customers have chosen to completely forego the use of traditional wireline telephone service and instead rely solely on wireless service for voice communications services.  This trend is more pronounced among residential customers, which comprise approximately 65% of Wireline connections as of December 31, 2017.  Some small businesses have followed the residential path by choosing wireless service and disconnecting wireline voice service.

While TDS Telecom positions itself as a high-quality telecommunications provider, it is also experiencing competition from Regional Bell Operating Companies (RBOCs) in areas where TDS Telecom competes as a CLEC.  The RBOCs are continuing to implement technological changes that could impede TDS Telecom’s access to facilities used to provide CLEC telecommunications services.  To mitigate this risk TDS Telecom has refocused the business on serving customers who do not require leased facilities.

Cable

Operations

TDS Telecom’s Cable business was developed through multiple strategic acquisitions which operate primarily in Colorado, New Mexico, Oregon, Texas, and Utah.  TDS Telecom’s cable business, a natural extension of the Wireline business, operates under two brand names: TDS and BendBroadband.

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

Customers, Services and Products

Residential.  Cable offers advanced broadband, video and voice services.  These services are actively bundled at competitive prices to encourage cross-selling within Cable’s customer base and to attract new customers.  Approximately 55% of residential customers subscribe to a bundle of services.

  Broadband:  DOCSIS 3.0 technology is deployed to nearly all of Cable’s service addresses which allows it to offer enhanced transmission speeds.  TDS Telecom is offering 600 Mbps service in its largest markets.  Access to 24/7 technical support and security features is also provided to broadband customers.  Plans are under way to roll out DOCSIS 3.1 technology which will offer significantly higher speeds of up to 1 Gbps.
  Video: Customers have access to basic service, premium programming and high-definition television combined with DVR service.  Cable introduced “CatchTV,” a branded whole-home DVR solution.
  Voice:  Telephony service uses IP to transport digitized voice signals over the same private network that brings cable television and broadband services to customers.  All residential voice service customers have access to direct international calling and can subscribe to various long distance plans.

Commercial.  Business services are delivered over a robust network to provide broadband products, multi-line phone solutions and video.  Cable provides advanced business services, including data networking, Ethernet, broadband access and VoIP services, to small and medium sized businesses.  TDS Telecom has also extended its managedIP product line to its Cable operations.

Access Technology and System Design

Cable’s telecommunication systems are designed to transmit broadband, video and voice services using a hybrid fiber-coaxial network that consists of optical fiber transport from a headend facility to nodes where coaxial cable is then used to reach residential and business customers.  In certain markets, Cable has an all-fiber network to the home or business.  These fiber-rich networks offer substantial bandwidth capacity and, through the use of DOCSIS 3.0 and next generation DOCSIS 3.1 technology, enable Cable to offer robust broadband and voice services as well as traditional and two-way video services.  All Cable markets are connected to TDS Telecom’s core network.  This allows Cable to leverage existing internet connectivity, voice services, and support systems, which enhances reliability and redundancy and builds greater dependability as a service provider.

Competition

Cable seeks to be the leading provider of broadband and video services in its targeted markets.  From a broadband perspective, Cable will compete against the incumbent local telephone providers, which primarily offer DSL-based services.  Cable offers a superior, higher bandwidth data product using its DOCSIS technology.  Video competition is primarily from satellite providers, and on a limited basis, telephone companies that offer video services and compete for broadband and voice customers.  Other telecommunications providers, including Internet-based VoIP providers and wireless providers may compete directly for both residential and commercial voice and broadband service customers.  Changes in consumer behavior or new technologies or both could cause consumers to reduce or cancel their cable video services and instead seek to obtain video on demand over the internet or through new technologies.  To remain competitive in the video business TDS Telecom is developing a next generation video platform called Cloud TV.  It will be offered in its Wireline and Cable operations. The strategy of the Cable segment is focused on broadband to capitalize on the data needs of consumers.  Since cable systems are operated under non-exclusive franchises, competing cable systems may be built in the same area.  Cable intends to avoid markets served by such over-builders or municipalities which have constructed their own cable systems or where other ILECs provide fiber to the premise broadband and video service offerings.

Hosted and Managed Services

Operations

HMS offers a wide range of IT services including colocation, cloud and hosting solutions, managed services, ERP application management, and sales of IT hardware and related maintenance and professional services.  HMS operates a total of eight data centers.  It owns two data centers in Iowa, one each in Minnesota, Wisconsin, Colorado and Oregon and it leases two data centers in Arizona.  TDS Telecom’s HMS business was developed through multiple strategic acquisitions.  The HMS business operates under a single, unified brand, OneNeck IT Solutions LLC.  HMS leverages the trusted advisor relationships built over time to offer the entire HMS product portfolio to its customers.

The goal of HMS operations is to create, deliver and support a platform of IT products and services tailored for mid-market business customers.  These businesses typically have not outsourced their IT management and represent a market seeking a highly trusted provider relationship.  HMS intends to grow its relationship with its customers by combining its status as a trusted IT advisor with data center assets and an expansive product set.  Furthermore, cloud computing presents an opportunity for growth as it changes the way businesses buy computing power and IT services.  HMS has a sophisticated sales team, strong customer service delivery, extensive engineering talent, and deep ties to vendors.  HMS seeks to partner with customers to reduce their IT risk profiles and create value.

A sophisticated sales force is critical to success in the hosted and managed services marketplace. With the complexity of the sales process and the high level interactions necessary to win customer orders, experienced account executives, sales engineers and support staff are needed to gain the trust of customers looking to outsource IT functions.  HMS continues to enhance its sales capabilities to deliver products and services to meet customer demand in all of its markets.

HMS has established a support organization capable of meeting mid-market customer demands for enhanced product offerings.  HMS has put in place an integrated, scalable, service delivery platform intended to exceed the quality commitments made to customers.  HMS strives to improve the efficiency and cost effectiveness of its service delivery model through standardization and automation of functions to improve profitability while maintaining high customer satisfaction.

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

U.S. Cellular

TDS provides various wireless services, including voice and data services, pursuant to licenses granted by the FCC.  The construction, operation and transfer of wireless systems in the United States are regulated to varying degrees by the FCC pursuant to the Communications Act of 1934, as amended (Communications Act).  The FCC currently does not require wireless carriers to comply with a number of statutory provisions otherwise applicable to common carriers that provide, originate or terminate interstate or international telecommunications.  However, the FCC has enacted regulations governing construction and operation of wireless systems, licensing (including renewal of licenses) and technical standards for the provision of wireless services under the Communications Act.

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

Although the Communications Act generally pre-empts state and local governments from regulating the entry of, or the rates charged by, wireless carriers, certain state and local governments regulate other terms and conditions of wireless services, including billing, termination of service arrangements, imposition of early termination fees, advertising, network outages, the use of handsets while driving, zoning, land use, privacy, data security and consumer protection.  Further, the Federal Aviation Administration also regulates the siting, lighting and construction of transmitter towers and antennae.

Wireline

The FCC generally exercises jurisdiction over all facilities of, and services offered by, TDS Telecom’s ILECs as telecommunications common carriers, to the extent they provide, originate or terminate interstate or international telecommunications.  State public utility commissions generally exercise jurisdiction over intrastate telecommunications facilities and services.  In addition, the Wireline business is subject to various other state and local laws, including laws relating to privacy, data security and consumer protection.

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

TDS Telecom also offers broadband services, including internet access.  As described more fully in Exhibit 13 to this Form 10-K under “Regulatory Matters – FCC Rulemaking – Restoring Internet Freedom,” there are developments and proposals that may result in changes in regulation of such services.

Cable

As a cable multiple systems operator (MSO), Cable is subject to regulation by the FCC, covering matters such as technical operations, administrative requirements, consumer protection, access by people with disabilities, customer privacy and content.  The operation of cable systems requires the MSO to obtain franchises from state or local governmental authorities to occupy public rights of way with network facilities.  These franchises typically are nonexclusive and limited in time, contain various conditions and limitations, and provide for the payment of fees to the local authority, determined generally as a standard percentage of gross revenues.

TDS’ Cable operations also provide interconnected VoIP and broadband services, including internet access.  The interconnected VoIP and internet regulatory matters and issues described above under “Wireline” are substantially similar for cable providers, including proposals that may result in changes in regulation of broadband internet services as described more fully in Exhibit 13 to this Form 10-K under “Regulatory Matters – FCC Rulemaking – Restoring Internet Freedom.”

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

Employees

TDS had approximately 9,900 full-time and part-time employees as of December 31, 2017, less than 1% of whom were represented by labor organizations.  TDS considers its relationship with its employees to be good.

Location and Company Information

TDS executive offices are located at 30 North LaSalle Street, Suite 4000, Chicago, Illinois 60602.  TDS’ telephone number is 312-630-1900.  TDS’ website is www.tdsinc.com.  TDS files with, or furnishes to, the Securities and Exchange Commission (SEC) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information.  Anyone may access, free of charge, through the Investor Relations portion of the website, the TDS annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practical after such material is electronically filed with the SEC.  The public may read and copy any materials TDS files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549.  The public may obtain information on the operation of the Reference Room by calling the SEC at 1-800-732-0330.  The public may also view electronic filings of TDS by accessing SEC filings at www.sec.gov.

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

Competition in the wireless industry is intense and is expected to intensify in the future due to multiple wireless industry factors such as increasing market penetration, decreasing customer churn rates, introduction of new products, new competitors and changing prices.  There is competition in pricing; handsets and other devices; network quality, coverage, speed and technologies; distribution; new entrants; and other categories.  In particular, wireless competition includes aggressive promotional pricing to induce customers to switch carriers, which could result in switching activity and churn.  TDS’ ability to compete effectively will depend, in part, on its ability to anticipate and respond to various competitive factors affecting the telecommunications industry.  In addition, the widening adoption of unlimited plans and other data pricing constructs across the industry, including U.S. Cellular’s introduction of unlimited plans earlier in 2017, may limit the industry’s ability to monetize future growth in data usage.  TDS anticipates that these competitive factors may cause the prices for services and products to continue to decline and the costs to compete to increase.  Most of TDS’ competitors are national or global telecommunications companies that are larger than TDS, possess greater financial and other resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that TDS does not offer.  Further, other companies that currently are less competitive may also add more efficient low-band spectrum to become more competitive in TDS’ primary markets.  In particular, to the extent that existing competitors or new entrants acquired low-band (600 MHz) spectrum in TDS markets, TDS could face increased competition over time. In addition, TDS may face competition from technologies that may be introduced in the future.  New technologies, services and products that are more commercially effective than the technologies, services and products offered by TDS may be developed.  Further, new technologies may be proprietary such that TDS is not able to adopt such technologies.  There can be no assurance that TDS will be able to compete successfully in this environment.

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

Some of the specific risks presented by certain Wireline competitors include:

  Cable companies – continued deployment of broadband technologies such as DOCSIS 3.0 and 3.1 and their further evolution that substantially increase broadband speeds, and offering these speeds to customers at relatively low prices, including speed upgrades for no additional charge, and competition for video services.

  Wireless – the trend of customers “substituting” their wireline voice and broadband connections with a wireless device and wireless voice and broadband services continues.
  RBOCs – continue to be formidable competitors given their full suite of services, experience and strong financial resources.
  VoIP providers – are able to offer voice service at a very low price point.
  Fiber overbuilders – municipalities or other non-profit oriented providers offering the same or higher data speeds at similar or lower price points.
  Other providers – competition to IPTV and broadband from broadcast television, satellite providers and on-line video services.

TDS’ Cable business also provides broadband, video and voice services.  Cable’s business faces sources of competition similar to the Wireline business, but with some differences.  In particular, Cable does not typically compete against another cable company for broadband services, but competes against fiber overbuilders and ILECs that primarily offer DSL-based services and may also offer fiber-based and other premium and enhanced data services.  Cable provides VoIP services rather than traditional wireline voice connections and faces competition from other VoIP providers, but also faces competition from ILECs providing traditional wireline voice connections.  With respect to video, Cable also competes against broadcast television, direct broadcast satellite providers, on-line video services, and wireline providers which have begun to upgrade their networks to provide video services in addition to voice and high-speed internet access services.

Sources of competition for HMS’ business primarily include large technology and other companies, as well as smaller independent firms that focus on mid-market companies.  In addition, new entrants may emerge and grow rapidly creating additional sources of competition or companies may begin insourcing IT services.  The IT services market is large and complex, with a diverse array of segments in which performance and market dynamics vary considerably.  As a result of these dynamics the IT services market is a highly competitive environment.  Due to the competitive environment, in order to win new customer engagements, HMS may be required to assume greater potential contractual risk obligations, such as risks relating to the consequences of data breaches or unauthorized disclosure of confidential customer information.  In the event of such incidents, the HMS business could be materially adversely affected.

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

The successful execution of business strategies, the optimal allocation within TDS’ portfolio of assets and optimal capital allocation decisions depend on various internal and external factors, many of which are not in TDS’ control.  TDS’ ability to achieve projected financial results by implementing and executing its business strategies and optimally allocating its assets and capital could be affected by such factors.  Such factors include but are not limited to pricing practices by competitors, relative scale, purchasing power, roaming and other strategic agreements, wireless device availability, timing of introduction of wireless devices, access to spectrum, emerging technologies, programming and retransmission costs, mid-market demand for cloud and hosted services and other factors.  In addition, there is no assurance that U.S. Cellular’s or TDS Telecom’s strategies will be successful.  Even if TDS executes its business strategies as intended, such strategies may not be successful in the long term at achieving growth in customers, revenues, net income, or generating portfolio returns greater than TDS’ cost of capital.  In addition, if at some point a change in asset allocation is desired, TDS may be unable to alter asset allocation to meet growth and return goals in a timely and efficient manner.  In such case, there would be an adverse effect on TDS’ business, financial condition and results of operations.  TDS’ current forecast indicates that TDS will not achieve a return on capital that exceeds its cost of capital in the foreseeable future. See Item 1. Business for additional information on TDS’ business strategy.

U.S. Cellular is a regional wireless carrier, but competes primarily against much larger national wireless carriers with much greater resources.  Its business strategy in attempting to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans and pricing, all provided with a local focus has not resulted in, and in the future may not result in, performance that achieves returns in line with or above its cost of capital.  U.S. Cellular’s current forecast indicates that U.S. Cellular will not achieve a return on capital that exceeds its cost of capital in the foreseeable future.  U.S. Cellular also might be unable to adopt technologies, services and products as fast as its larger competitors.  As a result, consumers who are eager to adopt new technologies, services and products more quickly may select U.S. Cellular’s competitors rather than U.S. Cellular as their service provider.  To the extent that U.S. Cellular does not attract or retain these types of customers, U.S. Cellular could be at a competitive disadvantage and have a customer base that generates lower profit margins relative to its competition.

Wireline and Cable each provide broadband, video and voice services and, as a result, have certain risks in common, but also have certain risks that are specific to that segment.  The overall strategy for both the Wireline and Cable businesses is to offer the most competitive broadband connection in its markets in order to capitalize on data growth and the customers’ need for higher broadband speeds.  Wireline’s DSL-based services have several limitations compared to DOCSIS technologies employed by cable companies.  Where it is cost-effective, Wireline is deploying fiber technology which offers advantages over cable to provide broadband.  Wireline is also faced with other significant challenges, including customer connection and access minute declines in traditional wireline voice services as well as decreases in intercarrier compensation received for the use of its networks.  Wireline must continually adjust its cost structure as a result of these challenges.  A failure to develop and maintain an efficient cost structure would have an adverse effect on the Wireline and Cable businesses.  Wireline and Cable’s current forecasts indicate that Wireline and Cable will not achieve returns on capital that exceed their costs of capital in the foreseeable future.

Wireline’s IPTV product and Cable’s video service have significant costs and risks relating to programming and retransmission.  Such costs have been increasing and these costs may not be able to be fully passed on to customers.  In addition, both businesses are limited in their ability to obtain programming at favorable costs and terms due to their small scale.  Further, changes in consumer behavior and/or new technologies are causing consumers to reduce or cancel their video services and instead seek to obtain video on demand over the internet or through new technologies.  A wide range of regulatory or other issues also affect both businesses, including matters pertaining to set-top boxes, equipment connectivity, content regulation, closed captioning, pole attachments, privacy, copyright, technical standards, and municipal entry into video and broadband.

Although Cable’s business development strategy includes evaluating opportunities for possible further acquisitions of desirable cable companies on attractive terms to increase the scale of its business, there is no assurance that this strategy will be successful.

HMS provides a wide range of IT services and has risks that are not shared with the other business segments.  HMS’ business strategy is to create, deliver and support a platform of IT products and services tailored for mid-sized business customers and grow the business organically or through acquisitions.  HMS’ service platform provides the potential for expansion of current products and services to additional markets in or near HMS’ current footprint.  There is no assurance that HMS will make any acquisitions of companies to strengthen its operating market areas or enter additional markets.  Even if it does so, there is no assurance that any such acquisitions will be successful.  HMS’ current forecast indicates that it will not achieve a return on capital that exceeds its cost of capital in the foreseeable future.  The HMS business is faced with a number of risks in its pursuit of its strategy, including:  the rate of outsourcing IT needs and moving to the cloud by mid-sized business customers; the ability to sell recurring revenue services; whether potential customers ascribe sufficient value to HMS’ more customized cloud and hosted services compared to more commodity based offerings of larger competitors; HMS’ limited scale when competing with larger competitors; and the impact of IT wage inflation on the profitability of on-shore support services.

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

TDS and its subsidiaries operate capital-intensive businesses.  Historically, TDS has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes.  In the past, TDS’ existing cash and investment balances, funds available under its revolving credit facilities, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating, certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions.  There is no assurance that this will be the case in the future.  It may be necessary from time to time to increase the size of the existing revolving credit facilities, to put in place new credit facilities, or to obtain other forms of financing in order to fund potential expenditures.  TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain short or long-term financing on acceptable terms, TDS makes significant spectrum license purchases, TDS makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) discontinues or reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline substantially.  In addition, although sales of assets or businesses by TDS have been an important source of liquidity in prior periods, TDS does not expect a similar level of such sales in the future, which will reduce a source of liquidity for TDS.  TDS’ credit rating currently is sub-investment grade.  TDS has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment) at times in the past and this will occur in the future if operating results do not improve or capital expenditures are not reduced.  TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of cable, wireless or wireline telecommunications services, IT services or other businesses, spectrum license or system acquisitions, system development and network capacity expansion, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments.  There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS.  Insufficient cash flows from operating activities, changes in its credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of TDS or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of spectrum licenses, and/or reduce or cease share repurchases and/or the payment of dividends.  TDS cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.  Any of the foregoing would have an adverse impact on TDS’ businesses, financial condition or results of operations.

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

The TDS and U.S. Cellular revolving credit facilities, the U.S. Cellular term loan facility and the U.S. Cellular receivables securitization facility require TDS or U.S. Cellular, as applicable, to comply with certain affirmative and negative covenants, including certain financial covenants.  Depending on actual financial performance of TDS and U.S. Cellular, there is a risk that TDS and/or U.S. Cellular could fail to satisfy the required financial covenants.  If TDS or U.S. Cellular breach a financial or other covenant of any of these agreements, it would result in a default under that agreement, and could involve a cross-default under other debt instruments.  This could in turn cause the affected lenders to accelerate the repayment of principal and accrued interest on any outstanding debt under such agreements and, if they choose, terminate the facility.  If appropriate, TDS and U.S. Cellular may request the applicable lenders for an amendment of financial covenants in the TDS and/or U.S. Cellular facilities, in order to provide additional financial flexibility to TDS and U.S. Cellular, and may also seek other changes to such facilities.  There is no assurance that the lenders will agree to any amendments.  If the lenders agree to amendments, this may result in additional payments or higher interest rates payable to the lenders and/or additional restrictions.  Restrictions in such debt instruments may limit TDS’ operating and financial flexibility.

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

TDS’ revenues include roaming revenues related to the use of TDS’ network by other wireless carriers’ customers who travel within TDS’ coverage areas.  Changes in FCC rules or actions, industry practices or the network footprints of carriers due to mergers, acquisitions or network expansions could have an adverse effect on TDS’ roaming revenues.  For example, consolidation among other carriers which have network footprints that currently overlap TDS’ network could decrease the amount of roaming revenues for TDS.

Similarly, TDS’ wireless customers can access another carrier’s digital system automatically only if the other carrier allows TDS’ customers to roam on its network.  TDS relies on roaming agreements with other carriers to provide roaming capability to its customers in areas of the U.S. and internationally outside of its service areas, including Mexico and Canada, and to improve coverage within selected areas of TDS’ network footprint.  Such agreements cover traditional voice services as well as data services.  Although TDS currently has long-term roaming agreements with certain other carriers, these agreements generally are subject to renewal and termination if certain events occur.  FCC rules and orders impose certain requirements on wireless carriers to offer certain roaming arrangements to other carriers.  However, carriers frequently disagree on what is required.  Although TDS has entered into 4G LTE and VoLTE roaming agreements with national carriers, there is no assurance that TDS will be able to maintain these agreements and/or enter into new agreements with other carriers to provide roaming services using 4G LTE or other technologies, or that it will be able to do so on reasonable or cost effective terms.

Some competitors may be able to obtain lower roaming rates than TDS is able to obtain because they have larger call volumes or may be able to reduce roaming charges by providing service principally over their own networks.  In addition, the quality of service that a wireless carrier delivers to a TDS customer while roaming may be inferior to the quality of service TDS provides, the price of a roaming call may not be competitive with prices of other wireless carriers for such call, TDS’ customers may not be able to use some of the advanced features, such as voicemail notification or data applications, that TDS customers enjoy when making calls on TDS’ network, and TDS customers’ service experience may be negatively impacted, particularly when accessing data services, upon reaching a defined allotment of high-speed usage.  TDS’ rate of adoption of new technologies, such as those enabling high-speed data and voice services, could affect its ability to enter into or maintain roaming agreements with other carriers.  In addition, TDS’ wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of TDS to enter into voice or data roaming agreements with such other carriers.  Carriers whose customers roam on TDS’ network could switch their business to new operators or, over time, to their own networks.  Changes in roaming usage patterns, rates for roaming usage, or roaming relationships with other carriers could have an adverse effect on TDS’ roaming revenues and/or expenses.

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

If TDS’ roaming revenues decline, or its roaming expenses increase, or if TDS is unable to obtain or maintain roaming agreements with other carriers that contain pricing and other terms that are competitive and acceptable to TDS and that satisfy TDS’ quality and interoperability requirements, its business, financial condition or results of operations could be adversely affected.

  A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business, financial condition or results of operations.

TDS’ wireless business depends on the ability to use portions of the radio spectrum licensed by the FCC.  TDS could fail to obtain access to sufficient spectrum capacity, including spectrum needed to support 5G technology, in new or existing critical markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services, and to enable deployment of next-generation services.  TDS believes that this increased demand for data services reflects a trend that will continue for the foreseeable future.  Data usage, including usage under unlimited plans, could exceed current forecasts resulting in a need for increased investment in spectrum or network.  TDS could fail to accurately forecast its future spectrum requirements considering changes in plan offerings, customer usage patterns, technology requirements and the expanded demands of new services.  Such a failure could have an adverse impact on the quality of TDS’ services or TDS’ ability to roll out such future services in some markets, or could require that TDS curtail existing services in order to make spectrum available for next-generation services.  Spectrum constrained providers could be effectively capped in increasing market share.  As spectrum constrained providers gain customers, they use up their network capacity.  Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, adds fixed operating costs, is limited by zoning considerations, and ultimately may not be cost effective.

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

In addition, newly auctioned spectrum may not be compatible with existing spectrum, and vendors may not create suitable products to use such spectrum.  Further, access to spectrum licenses won in FCC auctions may not be available on a timely basis.  Such access is dependent upon the FCC actually granting licenses won, which can be delayed for various reasons.  Furthermore, newly licensed spectrum may not be available for immediate use since the radio operations of incumbent users, including in some cases government agencies, may need to be relocated to other portions of the radio spectrum, and/or the newly licensed spectrum may be subject to sharing and coordination obligations.  TDS also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees.  However, TDS may not be able to acquire sufficient spectrum through these types of transactions, and TDS may not be able to complete any of these transactions on favorable terms.

  To the extent conducted by the FCC, TDS may participate in FCC auctions for additional spectrum or for funding in certain Universal Service programs in the future directly or indirectly and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.

From time to time, the FCC conducts auctions through which additional spectrum is made available for the provision of wireless services.  TDS has participated in such auctions in the past and may participate in other auctions conducted by the FCC in the future.  The FCC is also planning on conducting a series of auctions concerning dispersal of Universal Service Funding shortly.  FCC anti-collusion rules place certain restrictions on business communications and disclosures by participants in an FCC auction.  These anti-collusion rules may restrict the normal conduct of TDS’ business, TDS’ acquisition, divestiture, exchange and other corporate development activity and/or disclosures by TDS relating to an FCC auction.  The restrictions could have an adverse effect on TDS’ business, financial condition or results of operations.

  Failure by TDS to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect TDS’ business, financial condition or results of operations.

TDS’ operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies.  Changes in the administration of the various regulatory agencies and legislative bodies could result in different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies.  New or amended regulatory requirements could increase TDS’ costs and divert resources from other initiatives.  Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact TDS’ operations by, among other things, permitting greater competition or limiting TDS’ ability to engage in certain sales or marketing activities, or retention and recruitment of skilled resources.  New regulatory mandates or enforcement may require unexpected or increased capital expenditures, lost revenues, higher operating expenses or other changes.  Court decisions and rulemakings could have a substantial impact on TDS’ operations, including rulemakings on broadband access to the internet, intercarrier access compensation, state and federal support funding, and treatment of VoIP traffic or unbundled network elements.  Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’ ability to respond to new regulations.  Further, wireless licenses are subject to renewal by the FCC and could be revoked in the event of a violation of applicable laws or regulatory requirements.  Also, FCC rules relating to net neutrality and other rules may result in additional costs for compliance and may limit opportunities to derive profits from certain business practices or resources, if not amended or rescinded.  For additional information related to TDS’ regulatory environment, including information related to net neutrality, see Risk Factor Number 15 below and “Regulatory Matters” in Exhibit 13 to this Form 10-K.

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

TDS’ businesses are highly technical and competition for skilled talent in the telecommunications and IT services industries is intense.  Due to competition and/or limited supply for qualified management, technical, sales and other personnel, there can be no assurance that TDS will be able to continue to attract and/or retain people of outstanding potential for the development of its business.  The loss of the services of existing key personnel as well as the failure to recruit additional qualified personnel in a timely manner could have an adverse effect on TDS’ business, financial condition or results of operations.

  TDS’ assets and revenue are concentrated primarily in the U.S. telecommunications industry.  Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.

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

There has been a trend in the telecommunications, IT services and related industries towards consolidation of service providers through acquisitions, reorganizations, joint ventures, and the advent of hyperscale public cloud services.  This trend could continue, leading to larger competitors over time.  TDS has smaller scale efficiencies compared to larger competitors.  TDS may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than TDS, which could adversely affect TDS’ revenues and costs of doing business.  Specifically, TDS’ smaller scale relative to most of its competitors could have the following impacts, among others:

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
  Reduced ability to invest in research and development of new services and products;
  Vendors may deem TDS non-strategic and not develop or sell services and products to TDS, particularly where technical requirements differ from those of larger companies;
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

Changes in any of several factors could have an adverse effect on TDS’ business, financial condition or results of operations.  These factors include, but are not limited to:

  Demand for or usage of services, particularly data services, due to the introduction of unlimited plans;
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
  Roaming agreements and rates;
  Third-party vendor support;
  Capacity constraints;
  The mix of services and products offered by TDS and purchased by customers;
  The costs of providing services and products; and
  Mid-market demand for cloud and hosted services.
  Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business.

The telecommunications and IT services industries are experiencing significant changes in technologies and services expected by customers.  In the telecommunications industry, this is evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences.  Widespread deployment of new technologies, including 5G technology, could cause the technology used on TDS’ wireless networks, traditional circuit-switched or IP-based networks, and cable networks to become less competitive or obsolete.  Also, high-speed wireless networks (wireless broadband) represent a product offering and opportunity for TDS’ wireless business, but also represent a risk for TDS’ Wireline and Cable businesses as customers may elect to substitute their wireline broadband connection for wireless broadband.  Further, fixed-mobile convergence services that combine wireline broadband services with mobile services represent a competitive threat.  If the trend toward convergence continues, TDS is at a competitive disadvantage to larger competitors, including the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such convergence.  In addition, the IT services market is characterized by rapidly changing technology and services.  Future technological changes or advancements may enable other technologies to equal or exceed TDS’ current levels of service and render its system infrastructure obsolete.  For example, the timing, cost, and availability of CDMA enabled devices and other CDMA ecosystem support needs, including voice roaming on other carrier networks, may inhibit TDS’ ability to maintain 3G wireless voice service until it is fully replaced by VoLTE.  TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.  If TDS cannot keep pace with these technological changes or other changes in the telecommunications or IT services industries over time, its financial condition, results of operations or ability to do business could be adversely affected.

  Complexities associated with deploying new technologies present substantial risk and TDS’ investments in unproven technologies may not produce the benefits that TDS expects.

TDS’ wireless business has completed the transition to 4G LTE and has implemented 4G LTE as well as VoLTE roaming agreements with national carriers.  TDS’ wireless business began commercial deployment of VoLTE in 2017 and has begun testing 5G technology. Transition to new technologies involves significant time and cost.  Furthermore, the wireless business experiences rapid technology changes and new services and products.  If TDS fails to effectively deploy new wireless technologies, services or products on a timely basis, this could have an adverse impact on TDS’ business, financial condition and results of operations.

TDS’ Wireline business is deploying technologically advanced wireline and broadband services including advanced fiber optic access and bonded/vectored Very-high-speed digital subscriber line 2 technologies (VDSL2).  A significant amount of the product development and integration risks are borne by TDS.  Further, the simultaneous rollout of these advanced services and technologies increases the execution risk.  If TDS fails to effectively deploy new technologies and products on a timely basis, this could have an adverse impact on TDS’ business, financial condition and results of operations.

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

Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive universal service support payments if they provide specified services in “high cost” areas.  U.S. Cellular has been designated as an ETC in certain states and received $92 million in high cost support for service to high cost areas in 2017.  TDS Telecom also received support under the Connect America Fund support program.  In 2017, TDS Telecom received $82 million under all federal regulatory support programs.

In 2011, the FCC released an order (USF Order) to: reform its universal service and intercarrier compensation mechanisms; establish a new, broadband-focused support mechanism; and propose further rules to advance reform.  For a discussion of the USF Order and risks to such regulatory support, see “Regulatory Matters – FCC Mobility Fund Phase II Order” in Exhibit 13 to this Form 10-K, which is incorporated by reference herein.  If the foregoing regulatory support is reduced from current levels, this could have an adverse effect on TDS’ business, financial condition or operating results.

On March 30, 2016, the FCC released an order modifying the existing USF program under which TDS, through its wireline subsidiary, TDS Telecom, receives annual support.  The modification extends the program to rate-of-return incumbent local exchange carriers for the purpose of extending broadband services, including standalone broadband, in unserved and underserved rural areas.  The FCC provided rate-of-return carriers with two possible paths to receive funds from the program.  The first path includes a voluntary model-based approach and includes support for a ten-year period in exchange for meeting defined build-out obligations, referred to as the Alternative Connect America Cost Model (A-CAM).  The second path is based on existing rate-of-return mechanisms, but with substantial modifications.  In January 2017, the FCC finalized its modification of the USF high cost support program.  Under this program TDS is to receive approximately $75 million in annual support for ten years in exchange for meeting defined build-out obligations.  Build-out obligations under this program will require capital expenditures over the ten-year period that may be significant.  In the event additional high-cost support becomes available in 2018, TDS Telecom could receive additional support revenue; however the additional revenues would also include increased speed requirements for certain build-out locations.  There is no assurance that these build-outs will be fully funded by the support revenue received under the A-CAM program.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including USF fees and common carrier regulatory fees.

The division of services between interstate services and intrastate services, including the divisions associated with Federal USF fees, is a matter of interpretation and may in the future be contested by the FCC or state authorities.  The FCC also may change in the future the basis on which Federal USF fees are charged.  The Federal government and many states also apply transaction-based taxes to sales of telecommunications services and products and to purchases of telecommunications services from various carriers.  In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on telecommunications services.  The applicability of these surcharges and fees to TDS’ services is uncertain in many cases and jurisdictions may contest whether TDS has assessed and remitted those monies correctly.  Periodically, state and federal regulators may increase or change the surcharges and fees TDS currently pays.  In some instances, TDS passes through these charges to its customers.  However, Congress, the FCC, state regulatory agencies or state legislatures may limit the ability to pass through transaction-based tax liabilities, regulatory surcharges and regulatory fees imposed on TDS to customers.  TDS may or may not be able to recover some or all of those taxes from its customers and the amount of taxes may deter demand for its services or increase its cost to provide service which could have an adverse effect on its business, financial condition or operating results.

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

  Changes in TDS’ enterprise value, changes in the market supply or demand for wireless licenses, wireline or cable markets or IT service providers, adverse developments in the businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of its licenses, goodwill, franchise rights and/or physical assets or require re-evaluation of the indefinite-lived nature of such assets.

A large portion of TDS’ assets consists of indefinite-lived intangible assets in the form of licenses, goodwill and franchise rights.  TDS also has substantial investments in long-lived assets such as property, plant and equipment.  TDS reviews its licenses, goodwill, franchise rights and other long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.  An impairment loss may need to be recognized to the extent the carrying value of the assets exceeds the fair value of such assets.  The amount of any such impairment loss could be significant and could have an adverse effect on TDS’ reported financial results for the period in which the loss is recognized.  The estimation of fair values requires assumptions by management about factors that are uncertain.  Different assumptions for these factors could create materially different results.  During 2017, TDS recognized impairment on its goodwill related to the HMS and U.S. Cellular reporting segments, and reduced the balance of its goodwill related to those segments to zero.

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
  Risks associated with integrating new businesses or markets, including risks relating to cybersecurity and privacy;
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

TDS depends upon certain vendors to provide it with equipment (including wireless devices), services or content to continue its network construction and upgrades and to operate its business.  TDS does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses.  If these key suppliers experience financial difficulties or file for bankruptcy or experience other operational difficulties, they may be unable to provide equipment, services or content to TDS on a timely basis, or at all, or they may otherwise fail to honor their obligations to TDS.  Furthermore, consolidation among key suppliers may result in less competition and higher prices or the discontinuation of support for equipment owned by TDS.

Regulations regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries may affect some of TDS’ suppliers.  These regulations may limit the availability of conflict free minerals and, as a result, TDS may not be able to obtain products in sufficient quantities or at competitive prices from its vendors who utilize such minerals in the manufacture of products.  In such cases, TDS may be unable to maintain and upgrade its network or provide services and products to its customers in a competitive manner, or could suffer other disruptions to its business.  In that event, TDS’ business, financial condition or results of operations could be adversely affected.

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

Also, TDS has other arrangements with third parties, including arrangements pursuant to which TDS outsources certain support functions to third party vendors.  Operational problems associated with such functions, including any failure by the vendor to provide the required level of service under the outsourcing arrangements, including possible cyber-attacks or other breaches of network or information technology security or privacy, could have adverse effects on TDS’ business, financial condition or results of operations.

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

Further, the increased provision of data services, especially given the introduction of unlimited plans, on TDS’ networks has created an increased level of risk related to quality of service.  This is due to the fact that many customers increasingly rely on data communications to execute and validate transactions.  As a result, redundancy and geographical diversity of TDS’ network facilities are critical to providing uninterrupted service.  Also, the speed of repair and maintenance procedures in the event of network interruptions is critical to maintaining customer satisfaction.  TDS’ ability to maintain high-quality, uninterrupted service to its customers is critical, particularly given the increasingly competitive environment and customers’ ability to choose other service providers.

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

TDS experiences cyber-attacks of varying degrees on a regular basis.  TDS maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches.  Although to date TDS has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks.  If TDS’ or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if TDS’ or its vendors’ security is breached or otherwise compromised, TDS could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems.  If TDS’ or its vendors’ systems become unavailable or suffer a security breach of customer or other data, TDS may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected.  Such events may also cause TDS to fail to satisfy service level commitments or trigger contractual obligations to customers of its IT services.  Any material disruption in TDS’ networks or information technology, including security breaches, could have an adverse effect on TDS’ business, financial condition or results of operations.

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

  Changes in facts or circumstances, including new or additional information, could require TDS to record charges relating to adjustments of amounts reflected in the financial statements, which could have an adverse effect on TDS’ business, financial condition or results of operations.

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

The TDS Restated Certificate of Incorporation and the TDS bylaws contain provisions which may serve to discourage or make more difficult a change in control of TDS without the support of the TDS Voting Trust and the TDS Board of Directors or without meeting various other conditions.

The TDS Restated Certificate of Incorporation authorizes the issuance of different series of common stock, which have different voting rights.  The TDS Series A Common Shares have the power to elect approximately 75% (less one) of the directors and have ten votes per share in matters other than the election of directors.  The TDS Common Shares (with one vote per share) vote as a separate group only with respect to the election of 25% (plus one) of the directors.  In addition, the total percentage voting power in matters other than the election of directors of the Series A Common Shares and Common Shares are fixed, at 56.7% and 43.3%, respectively, subject to adjustment due to changes in the number of outstanding Series A Common Shares.

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

In addition, the TDS Restated Certificate of Incorporation includes a provision which authorizes the TDS Board of Directors to consider various factors, including effects on customers, taxes, and the long-term and short-term interests of TDS, in the context of a proposal or offer to acquire or merge the corporation, or to sell its assets, and to reject such offer if the TDS Board of Directors determines that the proposal is not in the best interests of the corporation based on such factors.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

TDS has properties located throughout the United States.  As of December 31, 2017, TDS’ Property, plant and equipment, net of accumulated depreciation, was held as follows:

U.S. Cellular’s mobile telephone switching offices, cell sites, cell site equipment, call centers and retail stores are located primarily in U.S. Cellular’s operating markets and are either owned or leased by U.S. Cellular.

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

Parent and Other fixed assets consist of assets, which are either owned or leased, at the TDS corporate offices and Suttle-Straus.

As of December 31, 2017, Property, plant and equipment, net of accumulated depreciation, totaled $2,320 million at U.S. Cellular, $710 million at Wireline, $260 million at Cable, $111 million at HMS, and $23 million at Corporate and Suttle-Straus.  See Note 9 – Property, Plant and Equipment in the Notes to Consolidated Financial Statements for additional information.

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

TDS paid quarterly dividends per outstanding share of $0.155 in 2017, $0.148 in 2016 and $0.141 in 2015.  TDS increased the dividend per share to $0.16 in the first quarter of 2018.  TDS has no current plans to change its policy of paying dividends.

Information relating to Issuer Purchases of Equity Securities is set forth below.

On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.  TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the fourth quarter of 2017.

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

The maximum dollar value of shares that may yet be purchased under this program was $199 million as of December 31, 2017.  There were no purchases made by or on behalf of TDS, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter ended December 31, 2017.

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

As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, the principal executive officer and principal financial officer have concluded that TDS’ disclosure controls and procedures were effective as of December 31, 2017, at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  TDS’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP).  TDS’ internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and, where required, the board of directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer’s assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of TDS’ management, including its principal executive officer and principal financial officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management has concluded that TDS maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.

The effectiveness of TDS’ internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.

Changes in Internal Control over Financial Reporting

There were no changes in TDS’ internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting, except as follows: TDS implemented internal controls during the fourth quarter of 2017 to ensure that, upon adoption of the new revenue recognition accounting standard, contracts will be properly evaluated and any impacts to the financial statements will be recognized in accordance with this new accounting standard effective January 1, 2018.

Item 9B.  Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 – Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit facilities in the fourth quarter of 2017 or through the filing date of this Form 10-K, and had no cash borrowings outstanding under their revolving credit facilities as of December 31, 2017, or as of the filing date of this Form 10-K.

Further, U.S. Cellular did not borrow or repay any cash amounts under its receivables securitization facility in the fourth quarter of 2017 or through the filing date of this Form 10-K, and had no cash borrowings outstanding under its receivables securitization facility as of December 31, 2017, or as of the filing date of this Form 10-K.

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

The exhibits set forth below are filed as a part of this Report. Compensatory plans or arrangements are identified below with an asterisk.

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
4.3(a)

Indenture for Senior Debt Securities between TDS and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A., as successor to BNY Midwest Trust Company (BNY) dated November 1, 2001, is hereby incorporated by reference to Exhibit 4 to TDS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.3(b)

Third Supplemental Indenture dated March 31, 2005, by and between TDS and BNY, establishing TDS’ 6.625% Senior Notes due 2045, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated March 23, 2005.

4.3(c)

Fourth Supplemental Indenture dated November 16, 2010, by and between TDS and BNY, establishing TDS’ 6.875% Senior Notes due 2059, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated November 16, 2010.

4.3(d)

Fifth Supplemental Indenture dated March 21, 2011, by and between TDS and BNY, establishing TDS’ 7% Senior Notes due 2060, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated March 21, 2011.

4.3(e)

Sixth Supplemental Indenture dated November 26, 2012, by and between TDS and BNY, establishing TDS’ 5.875% Senior Notes due 2061, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated November 26, 2012.

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

4.6(a)	Indenture for Senior Debt Securities dated June 1, 2002, between U.S. Cellular and BNY is hereby incorporated by reference to Exhibit 4.1 to Form S-3 dated May 31, 2013 (File No. 333-188971).
4.6(b)

Form of Third Supplemental Indenture dated as of December 3, 2003, between U.S. Cellular and BNY, relating to $444,000,000 of U.S. Cellular’s 6.7% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated December 3, 2003.

4.6(c)

Form of Fifth Supplemental Indenture dated as of June 21, 2004, between U.S. Cellular and BNY, relating to $100,000,000 of U.S. Cellular’s 6.7% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated June 21, 2004.

4.6(d)

Form of Sixth Supplemental Indenture dated as of May 9, 2011, between U.S. Cellular and BNY, relating to $342,000,000 of U.S. Cellular’s 6.95% Senior Notes due 2060, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated May 9, 2011.

4.6(e)

Form of Seventh Supplemental Indenture dated as of December 8, 2014, between U.S. Cellular and BNY, relating to $275,000,000 of U.S. Cellular’s 7.25% Senior Notes due 2063, is hereby incorporated by reference to Exhibit 2 to U.S. Cellular’s Registration Statement on Form 8-A dated December 2, 2014.

4.6(f)

Form of Eighth Supplemental Indenture dated as of November 23, 2015, between U.S. Cellular and BNY, relating to $300,000,000 of U.S. Cellular’s 7.25% Senior Notes due 2064, is hereby incorporated by reference to Exhibit 2 to U.S. Cellular’s Registration Statement on Form 8-A dated November 17, 2015.

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

4.10

Master Indenture for asset-backed notes by and among USCC Master Note Trust, USCC Services, LLC and U.S. Bank National Association, as Indenture Trustee, dated December 20, 2017, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Form 8-K dated December 20, 2017.

4.11

Supplemental Indenture for Series 2017-VFN Floating Rate Asset-Backed Notes by and among USCC Master Note Trust, USCC Services, LLC and U.S. Bank National Association, dated December 20, 2017, is hereby incorporated by reference to Exhibit 4.2 to U.S. Cellular’s Form 8-K dated December 20, 2017.

9.1

Amendment and Restatement (dated April 22, 2005) of Voting Trust Agreement dated June 30, 1989, is hereby incorporated by reference to the Exhibit filed on Amendment No. 3 to Schedule 13D dated May 2, 2005, filed by the trustees of such voting trust with respect to TDS Common Shares.

10.1(a)*	TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated April 11, 2005.
10.1(b)*	First Amendment to TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.3 to TDS’ Current Report on Form 8-K dated December 10, 2007.
10.1(c)*	Second Amendment to TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to TDS’ Current Report on Form 8-K dated December 10, 2007.
10.1(d)*	Third Amendment to TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated December 22, 2008.
10.2(a)*

Telephone and Data Systems, Inc. 2011 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit B to TDS’ Notice of Annual Meeting of Shareholders and Proxy Statement dated April 18, 2014.

10.2(b)*

Amendment No. 1 to Telephone and Data Systems, Inc.  2011 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to TDS’ Notice of Annual Meeting of Shareholders and Proxy statement dated April 18, 2014.

10.3(a)*

TDS Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2009, is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated August 27, 2008.

10.3(b)*

Amendment Number One to the Telephone and Data Systems, Inc. Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.2 to Telephone and Data Systems, Inc.’s Current Report on Form 8-K dated March 15, 2012.

10.3(c)*

Amendment Number Two to the Telephone and Data Systems, Inc. Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.3 to Telephone and Data Systems, Inc.’s Current Report on Form 8-K dated November 3, 2014.

10.4*	TDS’ Amended and Restated Compensation Plan for Non-Employee Directors, dated December 7, 2017.
10.5*	TDS Bonus Deferral and Stock Unit Match Program and Election Form is hereby incorporated by reference to Exhibit 10.6 to TDS’ Annual Report on Form 10-K for the year ended December 31, 2012.
10.6*

U.S. Cellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit C to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009.

10.7(a)*	U.S. Cellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit B to U.S. Cellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016.
10.7(b)*

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

10.10(a)*

TDS 2007 Deferred Compensation Agreement between TDS and Kenneth R. Meyers dated December 26, 2006, is hereby incorporated by reference to Exhibit 99.1 to TDS’ Current Report on Form 8-K dated January 1, 2007.

10.10(b)*	Amendment to TDS 2007 Deferred Compensation Agreement between TDS and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.4 to TDS Current Report on Form 8-K dated December 22, 2008.
10.11*

Form of TDS Corporate Officer Long-Term Incentive Plan Stock Option Award Agreement for Officers, is hereby incorporated by reference to Exhibit 10.3 to TDS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.12*	Form of TDS Corporate Officer Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated May 1, 2015.
10.13*	Form of 2016 TDS Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated June 16, 2016.
10.14*	Form of 2017 TDS Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.2 to TDS' Current Report on Form 8-K dated May 24, 2017.
10.15*	TDS Incentive Plan is hereby incorporated by reference to Exhibit A to TDS’ Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2017.
10.16*	TDS 2017 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated May 24, 2017.
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
10.21*

Pre 2005 Form of Deferred Compensation Agreement used by TDS Telecommunications LLC is hereby incorporated by reference to Exhibit 10.28 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.22(a)*

Post 2004 TDS Telecommunications LLC Executive Deferred Compensation Program, as amended and restated effective January 1, 2008, is hereby incorporated by reference to Exhibit 10.29 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.22(b)*

First Amendment to TDS Telecommunications LLC Executive Deferred Compensation Program dated October 8, 2008, is hereby incorporated by reference to Exhibit 10.30 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.23*

Current Initial Election Form and Post 2004 Payment Election Form for TDS Telecommunications LLC Executive Deferred Compensation Program is hereby incorporated by reference to Exhibit 10.31 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.24*

Current Annual Election Form for TDS Telecommunications LLC Executive Deferred Compensation Program is hereby incorporated by reference to Exhibit 10.32 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.25*

Form of U.S. Cellular 2013 Long-Term Incentive Plan 2017 Performance Award Agreement for the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated April 3, 2017.

10.26*

Form of U.S. Cellular Long-Term Incentive Plan Restricted Stock Unit Award Agreement for the President and Chief Executive Officer of U.S. Cellular, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated April 3, 2017.

10.27*	Letter Agreement dated July 25, 2013, between U.S. Cellular and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Current Report on Form 8-K dated July 25, 2013.
10.28**

Master Service Agreement entered into by United States Cellular Corporation and Amdocs Software Systems Limited on August 17, 2010, to develop a Billing and Operational Support System (B/OSS) with a new point-of-sale system to consolidate billing on one platform, is hereby incorporated by reference to Exhibit 10.8 to U.S. Cellular’s Quarterly Report on Form 10-Q dated September 30, 2010.

10.29**

Software License and Maintenance Agreement entered into by United States Cellular Corporation and Amdocs Software Systems Limited on August 17, 2010, to develop a Billing and Operational Support System (B/OSS) with a new point-of-sale system to consolidate billing on one platform, is hereby incorporated by reference to Exhibit 10.9 to U.S. Cellular’s Quarterly Report on Form 10-Q dated September 30, 2010.

10.30**

Master Statement of Work, dated as of November 25, 2014, between U.S. Cellular and Amdocs Software Systems, Ltd., is hereby incorporated by reference from Exhibit 10.26 to U.S. Cellular’s Annual Report on Form 10-K for the year ended December 31, 2014.

10.31

Series 2017-VFN Note Purchase Agreement by and among USCC Receivables Funding LLC, as transferor, USCC Master Note Trust, as issuer, USCC Services, LLC, as Servicer, U.S. Cellular as guarantor, and Royal Bank of Canada, as administrative agent for owners of the notes, dated December 20, 2017, is hereby incorporated by reference to Exhibit 10.1 to U.S. Cellular’s Form 8-K dated December 20, 2017.

10.32

Performance Guaranty and Parent Undertaking Agreement by U.S. Cellular in favor of the Guaranteed Parties defined therein, dated December 20, 2017, is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Form 8-K dated December 20, 2017.

10.33

Amended and Restated Trust Agreement between USCC Receivables Funding LLC, as transferor, and Wilmington Trust, National Association, as Trustee, is hereby incorporated by reference to Exhibit 10.3 to U.S. Cellular’s Form 8-K dated December 20, 2017.

11	Statement regarding computation of earnings per share (included in Note 5 — Earnings Per Share in the Notes to Consolidated Financial Statements in Exhibit 13).
12	Statement regarding computation of ratio of earnings to fixed charges for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.
13	Incorporated portions of 2017 Annual Report to Shareholders.
21	Subsidiaries of TDS.
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.
23.2	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.
31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Indicates a management contract or compensatory plan or arrangement
**

Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended. The application for confidential treatment has been granted.

Item 16.  Form 10-K Summary

None.

LOS ANGELES SMSA LIMITED PARTNERSHIP AND SUBSIDIARY

 FINANCIAL STATEMENTS

TDS’ subsidiary, U.S. Cellular, owns a 5.5% limited partnership interest in the Los Angeles SMSA Limited Partnership and Subsidiary, and accounts for such interest by the equity method.  The partnership’s consolidated financial statements were obtained by U.S. Cellular as a limited partner.

Report of Independent Registered Public Accounting Firm

The Partners of Los Angeles SMSA Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Los Angeles SMSA Limited Partnership and Subsidiary (the Partnership) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our December 31, 2017 and 2016 audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America.  We conducted our 2015 audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

     Certified Public Accountants

We have served as the Partnership’s auditor since 2014.

Orlando, Florida

February 26, 2018

Los Angeles SMSA Partnership and Subsidiary
Consolidated Balance Sheets - As of December 31, 2017 and 2016

(Dollars in Thousands)	2017	2016
ASSETS

CURRENT ASSETS:
Due from affiliate	$218,838	$281,846
Accounts receivable, net of allowances of $26,916 and $31,093	423,285	489,043
Unbilled revenue	21,901	23,190
Prepaid expenses	19,015	18,716
Total current assets	683,039	812,795

PROPERTY, PLANT AND EQUIPMENT - NET	1,936,038	1,862,892

WIRELESS LICENSES	2,075,448	2,075,448

OTHER ASSETS - NET	349,484	228,770

TOTAL ASSETS	$5,044,009	$4,979,905

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$158,099	$202,284
Advance billings and other	174,965	160,434
Financing obligation	12,926	12,744
Deferred rent	8,360	8,382
Total current liabilities	354,350	383,844

LONG TERM LIABILITIES:
Financing obligation	111,318	112,552
Deferred rent	141,410	146,547
Other liabilities	7,841	158
Total long term liabilities	260,569	259,257

Total liabilities	614,919	643,101

PARTNERS' CAPITAL
General Partner's interest	1,771,636	1,734,722
Limited Partners' interest	2,657,454	2,602,082
Total partners' capital	4,429,090	4,336,804

TOTAL LIABILITIES AND PARTNERS' CAPITAL	$5,044,009	$4,979,905

See notes to consolidated financial statements.

Los Angeles SMSA Limited Partnership and Subsidiary
Consolidated Statements of Income and Comprehensive Income - For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)	2017	2016	2015

OPERATING REVENUES:
Service revenues	$3,791,371	$3,996,989	$4,181,377
Equipment revenues	982,251	930,690	943,419
Other	246,322	256,917	221,918
Total operating revenues	5,019,944	5,184,596	5,346,714

OPERATING EXPENSES:
Cost of service (exclusive of depreciation and amortization)	1,107,614	1,070,302	968,132
Cost of equipment	1,174,858	1,193,924	1,267,801
Depreciation and amortization	355,696	356,848	360,463
Selling, general and administrative	1,168,978	1,278,205	1,397,856
Total operating expenses	3,807,146	3,899,279	3,994,252

OPERATING INCOME	1,212,798	1,285,317	1,352,462

OTHER INCOME (EXPENSE):
Interest income (expense), net	2,857	(6,552)	(3,197)
Other	1,631	–	–
Total other income (expense)	4,488	(6,552)	(3,197)

NET INCOME AND COMPREHENSIVE INCOME	$1,217,286	$1,278,765	$1,349,265

Allocation of Net Income:
General Partner	$486,914	$511,507	$539,706
Limited Partners	$730,372	$767,258	$809,559

See notes to consolidated financial statements.

Los Angeles SMSA Limited Partnership and Subsidiary
Consolidated Statements of Changes in Partners' Capital - For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)

	General Partner	Limited Partners
	AirTouch Cellular Inc.	AirTouch Cellular Inc.	Cellco Partnership	United States Cellular Investment Corporation of Los Angeles	Total Partners' Capital

BALANCE - January 1, 2015	$893,509	$944,886	$272,520	$122,859	$2,233,774

Net Income	539,706	570,740	164,611	74,208	1,349,265

BALANCE - December 31, 2015	$1,433,215	$1,515,626	$437,131	$197,067	$3,583,039

Distributions	(210,000)	(222,075)	(64,050)	(28,875)	(525,000)

Net Income	511,507	540,917	156,009	70,332	1,278,765

BALANCE - December 31, 2016	$1,734,722	$1,834,468	$529,090	$238,524	$4,336,804

Distributions	(450,000)	(475,875)	(137,250)	(61,875)	(1,125,000)

Net Income	486,914	514,912	148,509	66,951	1,217,286

BALANCE - December 31, 2017	$1,771,636	$1,873,505	$540,349	$243,600	$4,429,090

See notes to consolidated financial statements.

Los Angeles SMSA Limited Partnership and Subsidiary
Consolidated Statements of Cash Flows - For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,217,286	$1,278,765	$1,349,265
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	355,696	356,848	360,463
Imputed interest on financing obligation	12,374	12,284	9,135
Provision for losses on accounts receivable	56,505	71,925	79,063
Gain on device installment plan receivables sold	–	–	(7,632)
Changes in certain assets and liabilities:
Accounts receivable	(36,907)	(153,704)	42,964
Unbilled revenue	1,289	(307)	1,628
Prepaid expenses	(299)	(6,931)	1,403
Other assets - net	(137,062)	20,037	(151,954)
Accounts payable and accrued liabilities	(54,321)	24,685	24,105
Advance billings and other	14,531	(6,099)	(31,182)
Deferred rent	(5,159)	(4,010)	88,115
Other liabilities	7,683	41	4,046
Net cash provided by operating activities	1,431,616	1,593,534	1,769,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(434,350)	(449,005)	(470,954)
Fixed asset transfers out	15,648	23,453	25,371
Acquisition of wireless licenses	–	(1,697)	(1,994,208)
Collections on deferred purchase price	46,161	1,783	–
Collection on beneficial interest - net	16,343	–	–
Change in due from affiliate	63,008	(281,846)	(583,060)
Net cash used in investing activities	(293,190)	(707,312)	(3,022,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to affiliate	–	(348,724)	1,137,057
Proceeds from financing obligation	–	–	126,635
Repayments of financing obligation	(13,426)	(12,498)	(10,260)
Distributions	(1,125,000)	(525,000)	–
Net cash used in financing activities	(1,138,426)	(886,222)	1,253,432

CHANGE IN CASH	–	–	–

CASH - Beginning of year	–	–	–

CASH - End of year	$–	$–	$–

CASH PAID FOR INTEREST	$–	$2,576	$24,269

NONCASH TRANSACTIONS FROM INVESTING ACTIVITIES:
Accruals for capital expenditures	$25,757	$15,621	$28,829

See notes to consolidated financial statements.

Los Angeles SMSA Limited Partnership and Subsidiary

Notes to Consolidated Financial Statements – For the Years Ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)

1.    ORGANIZATION AND MANAGEMENT

The Consolidated Financial Statements include the accounts of the Los Angeles SMSA Limited Partnership (“Los Angeles SMSA”) and Los Angeles Edge LLC, a wholly owned subsidiary of Los Angeles SMSA (collectively, the “Partnership”). The principal activity of Los Angeles SMSA, formed in 1984, is to provide cellular service in the Los Angeles metropolitan statistical area. Los Angeles Edge LLC was formed during 2015 and is a bankruptcy remote special purpose entity (SPE), created for the purpose of selling wireless device payment plan agreement receivables to third parties (see Note 3).

In accordance with the partnership agreement, AirTouch Cellular Inc., an indirect wholly owned subsidiary of Cellco Partnership (“Cellco”), doing business as Verizon Wireless, and general partner of the Partnership, is responsible for managing the operations of the Partnership (see Note 8).

The partners and their respective ownership percentages of the Partnership as of December 31, 2017, 2016, and 2015 are as follows:

General Partner:
AirTouch Cellular Inc.	40.0%

Limited Partners:
AirTouch Cellular Inc.	42.3%
Cellco Partnership	12.2%
United States Cellular Investment Corporation of Los Angeles	5.5%

2.    SIGNIFICANT ACCOUNTING POLICIES

Consolidation – The method of accounting applied to investments involves an evaluation of all significant terms of the investments that explicitly grant or suggest evidence of control or influence over the operations of the investee. The consolidated financial statements include our subsidiary which is a variable interest entity (VIE) where Los Angeles SMSA is deemed to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated (see Note 3).

Use of estimates – The consolidated financial statements are prepared using U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

Examples of significant estimates include: the allowance for doubtful accounts, the recoverability of property, plant and equipment, the recoverability of wireless licenses and unbilled revenues, fair values of financial instruments, deferred purchase price, beneficial interest, accrued expenses and contingencies.

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

Under the Verizon device payment plan program, eligible wireless customers purchase wireless devices under a device payment plan agreement. The Partnership may offer certain promotions that allow a customer to trade in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, the Partnership may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. The Partnership recognizes a liability for the trade-in device measured at fair value, which is approximated by considering several factors, including the weighted-average selling prices obtained in recent resales of devices eligible for trade-in. Future credits are recognized when earned by the customer.

From time to time, the Partnership offers certain marketing promotions that allow our customers to upgrade to a new device after paying down a certain specified portion of their required device payment plan agreement amount and trading in their device in good working order. When a customer enters into a device payment plan agreement with the right to upgrade to a new device, the Partnership accounts for this trade-in right as a guarantee obligation. The full amount of the trade-in right’s fair value (not an allocated value) is recognized as a guarantee liability and the remaining allocable consideration is allocated to the device. The value of the guarantee liability effectively results in a reduction to the revenue recognized for the sale of the device.

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

Roaming revenue reflects service revenue earned by the Partnership when customers not associated with the Partnership operate in the service area of the Partnership and use the Partnership’s network. The roaming rates with third party carriers associated with those customers are based on agreements with such carriers. The roaming rates and methodology to determine roaming volumes charged by the Partnership to Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 8).

Other revenues primarily consist of certain fees billed to customers for surcharges and elected services. The Partnership reports taxes imposed by governmental authorities on revenue-producing transactions between the Partnership and its customers which is passed through to the customers on a net basis. Other revenues also include switch revenue. This revenue represents revenue earned by the Partnership for switch services provided to other Cellco owned entities by the Partnership. The switch revenue rates charged by the Partnership to Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 8).

Operating expenses – Operating expenses include expenses incurred directly by the Partnership, as well as an allocation of selling, general and administrative, and operating costs incurred by Cellco or its affiliates on behalf of the Partnership. Employees of Cellco provide services on behalf of the Partnership. These employees are not employees of the Partnership, therefore operating expenses include direct and allocated charges of salary and employee benefit costs for the services provided to the Partnership. Cellco believes such allocations, principally based on the Partnership’s total subscribers, are calculated in accordance with the Partnership agreement and are a reasonable method of allocating such costs (see Note 8). In 2016, allocations were principally based on the Partnership’s percentage of certain revenue streams, total subscribers and customer gross additions or minutes-of-use; in 2017, allocations were principally based on total subscribers. The impact of the change in allocation factors was insignificant.

Cost of roaming, included in cost of service, reflects costs incurred by the Partnership when customers associated with the Partnership operate in a service area not associated with the Partnership and use a network not associated with the Partnership. The roaming rates with third party carriers are based on agreements with such carriers. The roaming rates and methodology to determine roaming volumes charged to the Partnership by Cellco are established by Cellco on a periodic basis and may not reflect current market rates (see Note 8).

Cost of equipment is recorded upon sale of the related equipment at Cellco’s cost basis. Inventory is wholly owned by Cellco until the moment of sale and is not recorded in the consolidated financial statements of the Partnership.

Maintenance and repairs – The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged principally to Cost of service as these costs are incurred.

Advertising costs – Costs for advertising products and services as well as other promotional and sponsorship costs are charged to Selling, general and administrative expense in the periods in which they are incurred (See Note 8).

Comprehensive income – Comprehensive income is the same as net income as presented in the accompanying statements of income and comprehensive income.

Income taxes – On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted. The TCJA significantly revised the U.S. federal corporate income tax by, among other things, lowering the corporate income tax rate to 21% and imposing limitations on the deduction of interest expense. The Partnership is treated as a pass through entity for income tax purposes and, therefore, is not subject to federal, state or local income taxes. Accordingly, no provision has been recorded for income taxes in the Partnership’s consolidated financial statements. The results of operations, including taxable income, gains, losses, deductions and credits, are allocated to and reflected on the income tax returns of the respective partners.

The Partnership files partnership income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Partnership remains subject to examination by tax authorities for tax years as early as 2014. It is reasonably possible that various current tax examinations will conclude or require reevaluations of the Company’s tax positions during this period. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

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

Additionally, cost of equipment, administrative and operating costs incurred by Cellco on behalf of the Partnership, as well as property, plant and equipment and wireless license transactions with affiliates, are charged to the Partnership through this account. Interest income on due from affiliate is based on the Applicable Federal Rate which was approximately 1.2%, 0.7% and 0.5% for the years ended December 31, 2017, 2016 and 2015, respectively. Interest expense on due to affiliate is calculated by applying Cellco’s average cost of borrowing from Verizon Communications Inc., which was approximately 4.7%, 4.8% and 4.8% for the years ended December 31, 2017, 2016 and 2015 respectively, to the outstanding due to/from affiliate balance. Included in Interest Income (expense), net is interest income of $5,928, $1,390 and $0 for the years ended December 31, 2017, 2016, and 2015, respectively, related to due to/from affiliate. Interest expense of $0, $2,683 and $23,878 was incurred during the years ended December 31, 2017, 2016 and 2015 respectively, of which all was capitalized.

Allowance for doubtful accounts – Accounts receivable are recorded in the consolidated financial statements at cost, net of allowance for credit losses, with the exception of device payment plan agreement receivables which are initially recorded at fair value based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macroeconomic conditions. The Partnership maintains allowances for uncollectible accounts receivable, including device payment plan agreement receivables, for estimated losses resulting from the failure or inability of customers to make required payments. The allowance for uncollectible accounts receivable is based on Cellco’s assessment of the collectability of each Partnership’s specific customer accounts and includes consideration of the credit worthiness and financial condition of those customers. The Partnership records an allowance to reduce the receivables to the amount that is reasonably believed to be collectible. The Partnership also records an allowance for all other receivables based on multiple factors including historical experience with bad debts, the general economic environment and the aging of such receivables. Similar to traditional service revenue accounting treatment, the Partnership records device payment plan agreement bad debt expense based on an estimate of the percentage of equipment revenue that will not be collected. This estimate is based on a number of factors including historical write-off experience, credit quality of the customer base and other factors such as macroeconomic conditions. Due to the device payment plan agreement being incorporated in the standard Verizon Wireless bill, the collection and risk strategies continue to follow historical practices. The Partnership monitors the aging of accounts with device payment plan agreement receivables and writes off account balances if collection efforts are unsuccessful and future collection is unlikely.

Property, plant and equipment, and Depreciation – Property, plant and equipment is recorded at cost. Property, plant and equipment are generally depreciated on a straight-line basis.

Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the remaining term of the related lease, calculated from the time the asset was placed in service.

When depreciable assets are retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the property, plant and equipment accounts and any gains or losses on disposition are recognized in income. Transfers of property, plant and equipment between Cellco and affiliates are recorded at net book value on the date of the transfer with an offsetting entry included in due to/from affiliate.

Interest associated with the construction of network-related assets is capitalized. Capitalized interest is reported as a reduction in interest expense and depreciated as part of the cost of the network-related assets.

In connection with the ongoing review of estimated useful lives of property, plant and equipment during 2016, Cellco determined that the average useful lives of certain leasehold improvements would be increased from 5 to 7 years. This change was immaterial in 2016. Cellco determined that changes were also necessary to the remaining estimated useful lives of certain assets as a result of technology upgrades, enhancements, and planned retirements. While the timing and extent of current deployment plans are subject to ongoing analysis and modification, Cellco and the Partnership believe the current estimates of useful lives are reasonable.

Other assets – Other assets - net primarily include beneficial interest and long term device payment plan agreement receivables, net of allowances of $12,261 and $16,545 at December 31, 2017 and 2016, respectively (see Note 3).

Impairment – All long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indications were to become present, the Partnership would test for recoverability by comparing the carrying amount of the asset group to the net undiscounted cash flows expected to be generated from the asset group. If those net undiscounted cash flows do not exceed the carrying amount, the next step would be to determine the fair value of the asset and record an impairment, if any. The Partnership re-evaluates the useful life determinations for these long-lived assets each year to determine whether events and circumstances warrant a revision to their remaining useful lives.

Wireless licenses – Wireless licenses provide the Partnership with the exclusive right to utilize designated radio frequency spectrum to provide wireless communications services. In addition, Cellco maintains wireless licenses that provide the Partnership with the exclusive right to utilize designated radio frequency spectrum to provide wireless communications services (see Note 4). While licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the Federal Communications Commission (FCC). License renewals, which are managed by Cellco, have historically occurred routinely and at nominal cost. Moreover, Cellco determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of the Partnership’s wireless licenses. As a result, wireless licenses are treated as an indefinite-lived intangible asset. The useful life determination for wireless licenses is re-evaluated each year to determine whether events and circumstances continue to support an indefinite useful life. When evaluating for impairment, Cellco aggregates wireless licenses into one single unit of accounting, as they are utilized on an integrated basis.

Cellco on behalf of the Partnership tests the wireless licenses balance for potential impairment annually or more frequently if impairment indicators are present. In 2017, 2016, and 2015, Cellco performed a qualitative impairment assessment to determine whether it is more likely than not that the fair value of the Partnership’s wireless licenses was less than the carrying amount. As part of the assessment, several qualitative factors were considered including market transactions, the business enterprise value of the Partnership, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including industry revenue and EBITDA (Earnings before interest, taxes, depreciation and amortization) margin projections), the projected financial performance, as well as other factors. In 2017 and 2016, Cellco also performed a qualitative impairment assessment similar to that described for the Partnership for its aggregate wireless licenses. In 2015, Cellco performed a quantitative impairment assessment for its aggregate wireless licenses which consisted of comparing the estimated fair value of its aggregate wireless licenses to the aggregated carrying amount as of the test date.

Interest expense incurred while qualifying activities are performed to ready wireless licenses for their intended use is capitalized as part of wireless licenses (see Note 4). The capitalization period ends when the development is discontinued or substantially complete and the license is ready for its intended use.

In addition, Cellco believes that under the Partnership agreement it has the right to allocate, based on a reasonable methodology, any impairment loss recognized by Cellco for licenses included in Cellco’s national footprint. Cellco and the Partnership evaluated their wireless licenses for potential impairment as of December 15, 2017, 2016 and 2015. These evaluations resulted in no impairment of wireless licenses.

Financial instruments –The Partnership’s trade receivables and payables are short-term in nature, and accordingly, their carrying value approximates fair value.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 - No observable pricing inputs in the market

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their categorization within the fair value hierarchy. As of December 31, 2017 and 2016 the Partnership does not have any assets or liabilities measured at fair value on a recurring basis.

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

Recent accounting standards – In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice for these issues. Among the updates, this standard update requires cash receipts from payments on a transferor’s beneficial interests in securitized trade receivables to be classified as cash inflows from investing activities. This standard update is effective as of the first quarter of 2018; however, early adoption is permitted. We expect the amendment relating to beneficial interests in securitization transactions will have an impact on our presentation of collections of the deferred purchase price from sales of wireless device payment plan agreement receivables in our consolidated statements of cash flows. Upon adoption of this standard update in the first quarter of 2018, we expect to retrospectively reclassify approximately $39,848 of collections of deferred purchase price related to collections from customers from Cash flows from operating activities to Cash flows from investing activities in our consolidated statement of cash flows for the year ended December 31, 2017 and $81,670 for the year ended December 31, 2016.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard update requires that certain financial assets be measured at amortized cost net of an allowance for estimated credit losses such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions and reasonable and supportable forecasts that affect the collectability of the amounts. This standard update is effective as of the first quarter of 2020; however early adoption is permitted. The Partnership is currently evaluating the impact that this standard update will have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This standard update intends to increase transparency and improve comparability by requiring entities to recognize assets and liabilities on the balance sheet for all leases, with certain exceptions. In addition, through improved disclosure requirements, the standard update will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. This standard update is effective as of the first quarter of 2019; however early adoption is permitted. The Partnership’s current operating lease portfolio is primarily comprised of spectrum, network, real estate, and equipment leases. Upon adoption of this standard, the Partnership expects the balance sheet to include a right of use asset and liability related to substantially all operating lease arrangements. At Cellco, a cross-functional coordinated implementation team has been established to implement the standard update related to leases. The Partnership is in the process of determining the scope of arrangements that will be subject to this standard as well as assessing the impact to its systems, processes and internal controls to meet the standard update’s reporting and disclosure requirements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard, along with related subsequently issued updates clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP. The standard provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provides more useful information to users of financial statements through improved disclosure requirements. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the standard is applied only to the most current period presented and the cumulative effect of applying the standard would be recognized at the date of initial application. In August 2015, an accounting standard update was issued that delayed the effective date of this standard until the first quarter of 2018, at which time the Partnership will adopt the standard using the modified retrospective approach to open contracts. At Cellco, a cross-functional coordinated team has been established to implement this standard. Summarized below are the key impacts and areas requiring significant judgement arising from the initial adoption of Topic 606.

The ultimate impact on revenue resulting from the application of the new standard is subject to assessments that are dependent on many variables, including, but not limited to, the terms of the contractual arrangements and mix of business. The Partnership expects the allocation of revenue between equipment and service for wireless subsidy contracts will result in more revenue allocated to equipment and recognized upon delivery, and less service revenue recognized over the contract term than under current GAAP. Total revenue over the full contract term will be unchanged and there will be no change to customer billing, the timing of cash flows or the presentation of cash flows.

Additionally, the new standard requires the deferral of incremental costs to obtain a customer contract, which are then amortized to expense, as part of Selling, general and administrative expense, over the respective periods of expected benefit.  As a result, a significant amount of our sales commission costs, which would have historically been expensed as incurred will be deferred and amortized.  In addition, for certain contractual arrangements, the device may be sold by one Cellco entity but the service contract is the performance obligation of another Cellco entity. In contractual arrangements where another Cellco entity sells the device on behalf of the Partnership, the Partnership will compensate the other Cellco entity for obtaining the service contract. This represents an incremental cost to obtain the service contract and will be deferred by the Partnership and recognized over the expected benefit period. The Partnership will recognize service revenue for the wireless service that it provides to the customer. In contractual arrangements where the Partnership sells the device on behalf of another Cellco entity, the equipment revenue associated with the transaction will be recognized by the Partnership, and the Partnership will also recognize commission revenue as compensation for obtaining the service contract on behalf of the other Cellco entity.

Based on currently available information, we expect the cumulative effect of initially applying the new standard to result in an increase to the opening balance of retained earnings ranging from approximately $125,000 to $175,000.

Subsequent events – Events subsequent to December 31, 2017 have been evaluated through February 26, 2018, the date the consolidated financial statements were issued.

3.    WIRELESS DEVICE PAYMENT PLANS

Under the Verizon device payment program, eligible wireless customers purchase wireless devices under a device payment plan agreement. Customers that activate service on devices purchased under the device payment program pay lower service fees as compared to those under fixed-term service plans, and their device payment plan charge is included on their standard wireless monthly bill. As of January 2017, we no longer offer consumers new fixed-term service plans for phones, however we continue to service existing plans and provide these plans to business customers.

Wireless device payment plan agreement receivables – The following table displays device payment plan agreement receivables, net, that continue to be recognized in the accompanying consolidated balance sheets:

	2017	2016
Device payment plan agreement receivables, gross	$311,677	$272,174
Unamortized imputed interest	(15,430)	(11,544)
Device payment plan agreement receivables, net of unamortized imputed interest	296,247	260,630
Allowance for credit losses	(33,897)	(36,026)
Device payment plan agreement receivables, net	$262,350	$224,604

Classified on the consolidated balance sheets:
Accounts receivable, net	$140,895	$120,747
Other assets, net	$121,455	$103,857
Device payment plan agreement receivables, net	$262,350	$224,604

The Partnership may offer customers certain promotions that allow a customer to trade in his or her owned device in connection with the purchase of a new device. Under these types of promotions, the customer receives a credit for the value of the trade-in device. In addition, the Partnership may provide the customer with additional future credits that will be applied against the customer’s monthly bill as long as service is maintained. The Partnership recognizes a liability for the trade-in device measured at fair value, which is determined by considering several factors, including the weighted-average selling prices obtained in recent resales of similar devices eligible for trade-in. Future credits are recognized when earned by the customer. Device payment plan agreement receivables, net does not reflect the trade-in device liability. At December 31, 2017 and 2016, the amount of trade-in liability was insignificant.

From time to time, the Partnership offers certain marketing promotions that allow our customers to upgrade to a new device after paying down a certain specified portion of the required device payment plan agreement amount as well as trading in their device in good working order.  When a customer enters into a device payment plan agreement with the right to upgrade to a new device, we account for this trade-in right as a guarantee obligation.  At December 31, 2017 and 2016, the amount of the guarantee obligation was insignificant. The amount of the guarantee obligation was included in Advance billings and other on the accompanying consolidated balance sheets.

At the time of sale, the Partnership imputes risk adjusted interest on the device payment plan agreement receivables. Imputed interest is recorded as a reduction to the related accounts receivable. Interest income, which is included within Other revenues on the consolidated statements of income and comprehensive income, is recognized over the financed device payment term.

When originating device payment plan agreements, the Partnership uses internal and external data sources to create a credit risk score to measure the credit quality of a customer and to determine eligibility for the device payment program. If a customer is either new to the Partnership or has less than 210 days of customer tenure (a new customer), the credit decision process relies more heavily on external data sources. If the customer has 210 days or more of customer tenure (an existing customer), the credit decision process relies on internal data sources. The Partnership’s experience has been that the payment attributes of longer tenured customers are highly predictive in estimating their ability to pay in the future. External data sources include obtaining a credit report from a national consumer credit reporting agency, if available. Internal data and/or credit data obtained from the credit reporting agencies is used to create a custom credit risk score. The custom credit risk score is generated automatically (except with respect to a small number of applications where the information needs manual intervention) from the applicant’s credit data using Verizon Wireless proprietary custom credit models, which are empirically derived and demonstrably and statistically sound. The credit risk score measures the likelihood that the potential customer will become severely delinquent and be disconnected for non-payment. For a small portion of new customer applications, a traditional credit report is not available from one of the national credit reporting agencies because the potential customer does not have sufficient credit history. In those instances, alternate credit data is used for the risk assessment.

Based on the custom credit risk score, each customer is assigned to a credit class, each of which has a specified required down payment percentage, which ranges from zero to 100%, and specified credit limits. Device payment plan agreement receivables originated from customers assigned to credit classes requiring no down payment represent the lowest risk. Device payment plan agreement receivables originated from customers assigned to credit classes requiring a down payment represent a higher risk.

Subsequent to origination, the Partnership monitors delinquency and write-off experience as key credit quality indicators for its portfolio of device payment plan agreements and fixed-term service plans. The extent of collection efforts with respect to a particular customer are based on the results of proprietary custom empirically derived internal behavioral scoring models that analyze the customer’s past performance to predict the likelihood of the customer falling further delinquent. These customer scoring models assess a number of variables, including origination characteristics, customer account history and payment patterns. Based on the score derived from these models, accounts are grouped by risk category to determine the collection strategy to be applied to such accounts. The Partnership continuously monitors collection performance results and the credit quality of device payment plan agreement receivables based on a variety of metrics, including aging. The Partnership considers an account to be delinquent and in default status if there are unpaid charges remaining on the account on the day after the bill’s due date.

As of December 31, 2017 and 2016, the balance and aging of the device payment plan agreement receivables on a gross basis was as follows:

	2017	2016
Unbilled	$292,834	$264,724
Billed:
Current	15,500	5,885
Past Due	3,343	1,565
Device payment plan agreement receivables, gross	$311,677	$272,174

Activity in the allowance for credit losses for the device payment plan agreement receivables was as follows:

	2017	2016
Balance at January 1	$36,026	$25,873
Bad debt expenses	42,873	48,965
Write-offs	(40,181)	(24,482)
Allowance related to receivables sold	(3,800)	(16,829)
Other	(1,021)	2,499
Balance at December 31	$33,897	$36,026

Sales of wireless device payment plan agreement receivables – During 2015 and 2016 Cellco established programs pursuant to a Receivables Purchase Agreement (RPA) to sell from time to time, on an uncommitted basis, eligible device payment plan receivables to a group of primarily relationship banks (Purchasers) on both a revolving (Revolving Program) and non-revolving (Non-Revolving Program) basis. Additionally, during September of 2016, Cellco entered into a device payment plan agreement receivables financing facility (the “ABS Financing Facility”) with a number of financial institutions. The receivables sold under the RPA and the ABS Financing Facility were no longer considered assets of the Partnership. The proceeds received from the Purchasers were recorded within cash flows provided by operating activities on the consolidated statements of cash flows.

Receivables Purchase Agreement – Under the Non-Revolving Program, Los Angeles SMSA would transfer the eligible receivables to Los Angeles Edge (Seller or SPE). The Seller would then sell the receivables to the Purchasers for upfront proceeds and additional consideration upon settlement of the receivables (the deferred purchase price). Under the Revolving Program, Los Angeles SMSA transferred the eligible device payment plan agreement receivables to the Seller. The Seller then sold the eligible receivables on a revolving basis, subject to a maximum funding limit, to the Purchasers. Sales of eligible receivables by the Sellers, once initiated, generally occurred and were settled on a monthly basis. Customer payments made towards receivables sold under the Revolving Program were available to purchase additional eligible device payment plan agreement receivables originated during the revolving period. Under the Programs, eligible device payment plan agreement receivables were transferred to the Purchasers for upfront cash proceeds and additional consideration upon settlement of the receivables, referred to as the deferred purchase price. Throughout 2017, as permitted by the RPA agreements, Cellco exercised its clean up call options to trigger the repurchase of an immaterial amount of outstanding receivables in consideration for the rights to collect any remaining deferred purchase price assets, ending the program.

There were no sales of device payment plan agreement receivables under the Programs during 2017. There were no reinvested collections in 2017.

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

During 2017, 2016, and 2015, the sales of receivables under the RPA did not have a material impact on the consolidated statements of income and comprehensive income.

Deferred purchase price – During 2017, 2016 and 2015, the Partnership collected $39,848, $81,670, and an insignificant amount, respectively, which was returned as deferred purchase price and recorded within Cash flows provided by operating activities on our consolidated statement of cash flows. Collections recorded within Cash flows from investing activities on our consolidated statements of cash flows were $46,161 during 2017 and insignificant during 2016 and 2015. At December 31, 2017 and 2016, our deferred purchase price receivable was $0 and $95,827, respectively. The deferred purchase price was initially recorded at fair value, based on the remaining device payment amounts expected to be collected, adjusted, as applicable, for the time value of money and by the timing and estimated value of the device trade-in in connection with upgrades. The estimated value of the device trade-in considers prices expected to be offered to us by independent third parties. This estimate contemplates changes in value after the launch of a device. The fair value measurements were considered to be Level 3 measurements within the fair value hierarchy. The collection of the deferred purchase price was contingent on collections from customers.

Variable interest entities (VIEs) – Under the RPA, the SPE’s sole business consists of the acquisition of the receivables from Los Angeles SMSA and the resale of the receivables to the Purchasers. The assets of the SPE are not available to be used to satisfy obligations of any Partnership entities other than the SPE’s. It was determined that the SPE is a VIE as it lacks sufficient equity to finance its activities. Given that Los Angeles SMSA has the power to direct the activities of the SPE that most significantly impact the SPE’s economic performance, Los Angeles SMSA is deemed to be the primary beneficiary of the SPE. As a result, Los Angeles SMSA consolidates the assets and liabilities of the SPE into the consolidated financial statements (see Note 2). As of December 31, 2017 and 2016 the VIE held DPP assets of $0 and $95,827, respectively and held no liabilities.

Continuing Involvement – We no longer have continuing involvement in the RPA because the program ended in 2017. There was no loss related to the RPA. The Partnership’s maximum exposure to loss related to the sold receivables was limited to the amount of the outstanding deferred purchase price, which was $0, $95,827 and $148,941 as of December 31, 2017, 2016, and 2015, respectively. The maximum exposure to loss represents an estimated loss that would have been incurred under severe, hypothetical circumstances whereby the Partnership would not receive the total portion of the proceeds withheld by the Purchasers. As the Partnership believed the probability of these circumstances occurring was remote, the maximum exposure to loss was not an indication of the Partnership’s expected loss.

In addition, the Partnership had continuing involvement related to the sold receivables as the Partnership is responsible for absorbing additional credit losses pursuant to the agreements. Credit losses on receivables sold were $5,277 during 2017 and $11,755 during 2016.

The outstanding device payment plan agreement receivables derecognized from the Partnership’s consolidated balance sheets, but which Cellco continues to service, was $0 and $259,856 at December 31, 2017 and 2016, respectively.

ABS Financing Facility – Under the terms of the ABS Financing Facility, the counterparties to the facility made advances under asset-backed loans backed by device payment plan agreement receivables for proceeds. There is a two year revolving period, which may be extended, during which Cellco may transfer additional receivables to an ABS Entity. Subject to certain conditions, Cellco may also remove receivables from the ABS Entity. Cellco may prepay the outstanding amounts of the loans without penalty, but in certain cases, with breakage costs. During 2017 and 2016, the Partnership sold $706,729  and $389,800, respectively, of device payment plan agreement receivables, net of allowances and imputed interest to affiliates of Cellco and received proceeds of $581,224 and $331,454 and recorded a beneficial interest of $125,505 and $58,346 respectively, which was recorded within Other assets - net on the consolidated balance sheets.

Variable interest entities (VIEs) – Under the ABS Financing Facility, there is a Trust entity (the “Trust”) whose sole business consists of holding collected receivables which are sold by the Partnership to Cellco affiliates under the terms of the ABS Financing Facility. The activity of servicing the receivables and distribution of the cash collected is the activity that has the most significant impact on the Trust.  Cellco is the master and special servicer for the receivables but does not have a direct variable interest in the Trust. The Partnership holds a beneficial interest in the Trust which represents the residual interest in the Trust and as such are variable interests. Since Cellco maintains decision making rights as servicer and has an obligation to absorb losses, it is the primary beneficiary in the Trust.

Beneficial interest – Under the ABS Financing Facility, the beneficial interest was initially recorded at fair value, based on the remaining device payment amounts expected to be collected, adjusted, as applicable, for the time value of money and credit risk. The initial fair value measurements are considered to be Level 3 measurements within the fair value hierarchy. The collection of the beneficial interest is contingent on collections from customers. At December 31, 2017 and 2016, the Partnership’s beneficial interest was $174,077 and $56,359 respectively, which is included within Other Assets – net on the consolidated balance sheets.  During 2017 and 2016, the Partnership collected a net $16,343 and $0, respectively, which was recorded within Cash flows provided by investing activities on our consolidated statement of cash flows.

Continuing involvement – Cellco has continuing involvement with the sold receivables as it services the receivables pursuant to the ABS Financing Facility on behalf of the Partnership. Cellco services their related receivables, including facilitating customer payment collection. While servicing the receivables, the same policies and procedures are applied to the sold receivables that apply to owned receivables, and the Partnership continues to maintain normal relationships with their customers. The credit quality of the customers the Partnership continues to service was consistent throughout the periods presented. The Partnership’s maximum exposure to loss related to the sold receivables was limited to the amount of the outstanding beneficial interest, which was $174,077 and $56,359 as of December 31, 2017 and 2016, respectively. The maximum exposure to loss represents an estimated loss that would have been incurred under severe, hypothetical circumstances whereby the Partnership would not receive the total portion of the proceeds withheld by the Trust. As the Partnership believes the probability of these circumstances occurring was remote, the maximum exposure to loss was not an indication of the Partnership’s expected loss.

In addition, the Partnership has continuing involvement related to the sold receivables as the Partnership is responsible for absorbing additional credit losses pursuant to the agreements. Credit losses on receivables sold were $11,176 during 2017 and insignificant during 2016.

The outstanding device payment plan agreement receivables derecognized from the Partnership’s consolidated balance sheets, but which Cellco continues to service, was $629,686 and $350,134 at December 31, 2017 and 2016, respectively.

4.    WIRELESS LICENSES

Changes in the carrying amount of wireless licenses are as follows:

Balance at January 1, 2016	$2,073,751
Acquisitions	–
Capitalized interest on wireless licenses	1,697
Balance at December 31, 2016	$2,075,448
Acquisitions	–
Capitalized interest on wireless licenses	–
Balance at December 31, 2017	$2,075,448

The average remaining renewal period of the Partnership’s wireless license portfolio was 8.6 years as of December 31, 2017.

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

5.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following at December 31, 2017 and 2016:

	2017	2016
Land	$7,716	$7,716
Buildings and improvements (15-45 years)	1,031,746	940,411
Wireless plant and equipment (3-50 years)	4,383,737	4,165,458
Furniture, fixtures and equipment (3-10 years)	62,653	63,565
Leasehold improvements (5-7 years)	466,657	428,995

	5,952,509	5,606,145

Less: accumulated depreciation	(4,016,471)	(3,743,253)

Property, plant and equipment, net	$1,936,038	$1,862,892

Capitalized interest cost of $0 and $772, and capitalized network engineering costs of $23,414 and $24,656, were recorded during the years ended December 31, 2017 and 2016, respectively. Construction in progress included in certain classifications shown above, principally consists of wireless plant and equipment, amounted to $122,335 and $127,758, as of December 31, 2017 and 2016, respectively. Depreciation expense of $355,692, $354,329, and $353,975 was incurred during the years ended December 31, 2017, 2016 and 2015.

6.    TOWER MONETIZATION TRANSACTION

Prior to the acquisition of the Partnership interest by Cellco in 2000, Vodafone Group PLC (“Vodafone”), then parent company of AirTouch Cellular, entered into agreements to sublease all of its unused space on up to 430 of its communications towers (“Sublease Agreement”) to SpectraSite Holdings, Inc. (“SpectraSite”) in exchange for $155,000. At various closings in 2001 and 2000, SpectraSite leased 274 communications towers owned and operated by the Partnership for $98,465. At December 31, 2017, 2016, and 2015 the Partnership has $14,053, $18,967, and $23,932 respectively, recorded as deferred rent. The Sublease Agreement requires monthly maintenance fees for the existing physical space used by the Partnership’s cellular equipment. The Partnership paid $1,180 and $1,528 and $2,152 to SpectraSite pursuant to the Sublease Agreement for the years ended December 31, 2017, 2016, and 2015, respectively, which is included in cost of service in the accompanying statements of income and comprehensive income.

During March 2015, Verizon Communications, the parent company of Cellco, entered into an agreement with American Tower Corporation (ATC) giving ATC exclusive rights to lease and operate approximately 11,300 wireless towers owned and operated by Cellco and its subsidiaries for an upfront payment of $5.0 billion (not in thousands). Verizon Communications also sold 162 towers to ATC for an upfront payment of $0.1 billion (not in thousands). Under the terms of the lease agreements, ATC has exclusive rights to lease and operate the towers over an average term of approximately 28 years. As the leases expire, ATC has fixed-price purchase options to acquire these towers based on their anticipated fair market values at the end of the lease terms. The Partnership has subleased capacity on the towers from ATC for a minimum of 10 years at current market rates, with options to renew. The Partnership participated in this arrangement and has leased 538 towers to ATC for an upfront payment of $221,653 and has sold 1 tower to ATC for an upfront payment of $616. The upfront payment, including the towers sold was $222,269 and was accounted for as deferred rent and as a financing obligation. The $95,634 accounted for as deferred rent was included in cash flows provided by operating activities and relates to the portion of the towers for which the right-of-use has passed to ATC. The deferred rent is being recognized on a straight-line basis over the Partnership’s average lease term of 30 years. As of December 31, 2015, a financing obligation in the amount of $126,635 was included in cash flows provided by financing activities, which relates to the portion of the towers that continue to be occupied and used for the Partnership’s network operations. The Partnership makes a sublease payment to ATC for $1.9 per month per site, with annual increases of 2 percent. During 2017, 2016, and 2015, the Partnership made $13,426, $12,498, and $10,260, respectively, of sublease payments to ATC, which are recorded as Repayments of financing obligation.

At December 31, 2017, 2016, and 2015, the balance of deferred rent was $85,618 and $89,605 and $93,057, respectively. At December 31, 2017, 2016 and 2015, the balance of the financing obligation was $124,244 and $125,296 and $125,510, respectively.

7.    CURRENT LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31, 2017 and 2016.

	2017	2016

Accounts payable	$144,549	$189,081
Accrued liabilities	13,550	13,203
Accounts payable and accrued liabilities	$158,099	$202,284

Advance billings and other consist of the following at December 31, 2017 and 2016:

	2017	2016

Advance billings	$145,795	$139,714
Customer deposits	26,693	17,880
Guarantee liability, net	2,477	2,840
Advance billings and other	$174,965	$160,434

8.    TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

In addition to fixed asset purchases and right to use licenses substantially all of service revenues, equipment revenues, other revenues, cost of service, cost of equipment, and selling, general and administrative expenses represent transactions processed by affiliates (Cellco and its related parties) on behalf of the Partnership or represent transactions with affiliates. These transactions consist of (1) revenues and expenses that pertain to the Partnership which are processed by Cellco and directly attributed to or directly charged to the Partnership; (2) roaming revenue by customers of other Cellco affiliated markets within the Partnership market or Partnership customers’ cost when roaming in other Cellco affiliated markets; (3) certain revenues and expenses that are processed or incurred by Cellco which are allocated to the Partnership based on factors such as the Partnership’s percentage of revenue streams, customers, gross customer additions, or minutes of use in 2015 and 2016 and on total subscribers in 2017; (4) certain costs of operating switches which are allocated to the Partnership; and (5) lease agreements with Cellco, whereas the Partnership has the right to use certain spectrum. These transactions do not necessarily represent arm’s length transactions and may not represent all revenues and costs that would be present if the Partnership operated on a standalone basis. Cellco periodically reviews the methodology and allocation bases for allocating certain revenues, operating costs, selling, general and administrative expenses to the Partnership. Resulting changes, if any, in the allocated amounts have historically not been significant, other than the roaming revenue and cost impacts discussed below.

Service revenues – Service revenues include monthly customer billings processed by Cellco on behalf of the Partnership and roaming revenues relating to customers of other affiliated markets that are specifically identified to the Partnership. For the years ended December 31, 2017, 2016, and 2015 roaming revenues were $510,521, $486,262, and $438,105, respectively. During 2017, Cellco updated its roaming rates and methodology for determining roaming volumes charged for postpaid, prepaid and reseller revenue, resulting in a net decrease of $145,797 to roaming revenue as compared to prior periods. Service revenues also include long distance, data, and certain revenue reductions including revenue concessions that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Equipment revenues – Equipment revenues include equipment sales processed by Cellco and specifically identified to the Partnership, as well as certain handset and accessory revenues, contra-revenues including equipment concessions, and coupon rebates that are processed by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Other revenues – Other revenues include switch revenue and other fees and surcharges charged to the customer that are specifically identified to the Partnership. For the years ended December 31, 2017, 2016, and 2015 switch revenues were $2,781, $8,570, and $9,234, respectively.

Cost of service – Cost of service includes roaming costs relating to the Partnership’s customers roaming in other affiliated markets and switch costs that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. For the years ended December 31, 2017, 2016 and 2015, roaming costs were $637,264, $619,985, and $547,672, respectively. During 2017, Cellco updated its roaming rates and methodology for determining roaming volumes charged for postpaid, prepaid and reseller cost, resulting in a net decrease of $182,169 to roaming cost as compared to prior periods. Cost of service also includes cost of telecom, long distance and application content that are incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership has lease agreements for the right to use additional spectrum owned by Cellco. See Notes 2 and 9 for further information regarding these arrangements.

Cost of equipment – Cost of equipment is recorded at Cellco’s cost basis (see Note 2). Cost of equipment also includes certain costs related to handsets, accessories and other costs incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco.

Selling, general and administrative – Selling, general and administrative expenses include commissions, customer billing, office telecom, customer care, salaries, sales and marketing and advertising expenses that are specifically identified to the Partnership as well as incurred by Cellco and allocated to the Partnership based on certain factors deemed appropriate by Cellco. The Partnership was allocated $100,183, $113,300 and $117,409 in advertising costs for the years ended December 31, 2017, 2016 and 2015, respectively.

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

9.    COMMITMENTS

Cellco, on behalf of the Partnership, and the Partnership itself have entered into operating leases for facilities and equipment used in its operations. Lease contracts include renewal options that include rent expense adjustments based on the Consumer Price Index as well as annual and end-of-lease term adjustments. Rent expense is recorded on a straight-line basis. The noncancellable lease term used to calculate the amount of the straight-line rent expense is generally determined to be the initial lease term, including any optional renewal terms that are reasonably assured of occurring. Leasehold improvements related to these operating leases are amortized over the shorter of their estimated useful lives or the noncancellable lease term. For the years ended December 31, 2017, 2016 and 2015 the Partnership incurred a total of $134,337, $125,754, and $110,380, respectively, as rent expense related to these operating leases, which is included in Cost of service and Selling, general and administrative expenses in the accompanying statements of income and comprehensive income depending on the nature of the facility. Aggregate future minimum rental commitments under noncancellable operating leases, excluding renewal options that are not reasonably assured of occurring and remaining tower maintenance fees of $7,862 (see Note 6), for the years shown are as follows:

Years	Amount

2018	$105,123
2019	93,176
2020	70,037
2021	46,859
2022	32,029
2023 and thereafter	160,607

Total minimum payments	$507,831

The Partnership has also entered into certain agreements with Cellco, whereas the Partnership leases certain spectrum from Cellco that overlaps the Los Angeles metropolitan statistical area. Total rent expense under these spectrum leases amounted to $125,608 in 2017, $124,943 in 2016, and $124,722 in 2015, which is included in Cost of service in the accompanying consolidated statements of income and comprehensive income.

Based on the terms of these leases as of December 31, 2017, future spectrum lease obligations are as follows:

Years	Amount

2018	$126,288
2019	116,359
2020	106,439
2021	106,996
2022	107,562
2023 and thereafter	975,828

Total minimum payments	$1,539,472

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

The Partnership may be allocated a portion of the damages that may result upon adjudication of these matters if the claimants prevail in their actions. The Partnership has no accrual for any pending matters. An estimate of the reasonably possible loss or range of loss with respect to these matters as of December 31, 2017 cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. Cellco and the Partnership continuously monitors these proceedings as they develop and will adjust any accrual or disclosure as needed. It is not expected that the ultimate resolution of any pending regulatory or legal matter in future periods will have a material effect on the financial condition of the Partnership, but it could have a material effect on the results of operations for a given reporting period.

11.    RECONCILIATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

		Balance at Beginning of the Year	Additions Charged to Expenses	Write-offs Net of Recoveries	Balance at End of the Year (a)

Accounts Receivable Allowances:
	2017	$47,638	$56,505	$(64,966)	$39,177
	2016	45,751	71,925	(70,038)	47,638
	2015	24,136	79,063	(57,448)	45,751

a)

Allowance for Uncollectible Accounts Receivable includes approximately $12,261, $16,545, and $8,661, at December 31, 2017, 2016, and 2015, respectively, related to long-term device payment plan receivables.

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.

By:	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Douglas D. Shuma
Douglas D. Shuma
Senior Vice President - Finance and Chief Accounting Officer
(principal financial officer and principal accounting officer)

By:	/s/ Anita J. Kroll
Anita J. Kroll
Vice President and Controller

Dated:  February 26, 2018

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

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 26, 2018
LeRoy T. Carlson, Jr.

/s/ Letitia G. Carlson, M.D.	Director	February 26, 2018
Letitia G. Carlson, M.D.

/s/ Prudence E. Carlson	Director	February 26, 2018
Prudence E. Carlson

/s/ Walter C. D. Carlson	Director	February 26, 2018
Walter C. D. Carlson

/s/ Clarence A. Davis	Director	February 26, 2018
Clarence A. Davis

/s/ Kim D. Dixon	Director	February 26, 2018
Kim D. Dixon

/s/ Kenneth R. Meyers	Director	February 26, 2018
Kenneth R. Meyers

/s/ George W. Off	Director	February 26, 2018
George W. Off

/s/ Christopher D. O’Leary	Director	February 26, 2018
Christopher D. O’Leary

/s/ Mitchell H. Saranow	Director	February 26, 2018
Mitchell H. Saranow

/s/ Gary L. Sugarman	Director	February 26, 2018
Gary L. Sugarman

/s/ David A. Wittwer	Director	February 26, 2018
David A. Wittwer