Form 10-Q
period 2018-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2018-05-04
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			Outstanding at March 31, 2018
Common Shares, $0.01 par value			104,307,311 Shares
Series A Common Shares, $0.01 par value			7,265,440 Shares

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three months ended March 31, 2018, to the three months ended March 31, 2017.  It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2017.  Certain numbers included herein are rounded to millions for ease of presentation; however, calculated amounts and percentages are determined using the unrounded numbers.

This report contains statements that are not based on historical facts, including the words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” and similar expressions.  These statements constitute and represent “forward looking statements” as this term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward looking statements. See Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement for additional information.

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

General

TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide.  TDS provides wireless services through its 83%-owned subsidiary, United States Cellular Corporation (U.S. Cellular).  TDS also provides wireline and cable services, through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom).  See Note 11 — Business Segment Information in the Notes to Consolidated Financial Statements for summary financial information on each business segment.

TDS re-evaluated internal reporting roles with regard to its hosted and managed services (HMS) business unit and, as a result, changed its reportable segments.  Effective January 1, 2018, HMS was considered a non-reportable segment and is no longer being reported under TDS Telecom.  Prior periods have been recast to conform to this revised presentation.

TDS Mission and Strategy

TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its people, and its communities.  In pursuing this mission, TDS seeks to grow its businesses, create opportunities for its associates and employees, and build value over the long-term for its shareholders.  Across all of its businesses, TDS is focused on providing exceptional customer experiences through best-in-class services and products and superior customer service.

TDS’ long-term strategy calls for the majority of its capital to be reinvested in its operating businesses to strengthen their competitive positions and financial performance, while also returning value to TDS shareholders through the payment of a regular quarterly cash dividend and share repurchases.

In 2018, TDS is working to build shareholder value by continuing to execute on its strategies to build strong, competitive businesses providing high-quality, data-focused services and products.  Strategic efforts include:

  U.S. Cellular continues to offer economical and competitively priced service plans and devices to its customers, and is focused on increasing revenues from sales of related products such as accessories and device protection plans and from new services such as fixed wireless broadband.  In addition, U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of connected machine-to-machine solutions and software applications across various categories.
  U.S. Cellular continues to devote efforts to enhance its network capabilities.  VoLTE technology has been launched successfully in Iowa and Wisconsin, and deployments in several additional operating markets will occur later this year.  VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice and simultaneous voice and data sessions.  In addition, the deployment of VoLTE technology expands U.S. Cellular’s ability to offer roaming services to other wireless carriers.
  U.S. Cellular is committed to continuous technology innovation as demonstrated by its ongoing evaluation of 5G technology.  U.S. Cellular has successfully tested 5G technology in both indoor and outdoor environments and is currently engaged in efforts related to the development of 5G standards and identifying potential use cases for the technology.  When deployed commercially, 5G technology is expected to help address customers’ growing demand for data services as well as create opportunities for new services requiring high speed and reliability as well as low latency.
  U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital.  As part of this strategy, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions.

  TDS Telecom’s Wireline business continues to focus on driving growth in its IPTV, broadband, and managedIP services by investing in fiber inside existing markets and in new out-of-territory markets.  With support from the FCC’s A-CAM program, Wireline will deploy higher speed broadband services to more rural areas.
  TDS Telecom’s Cable business continues to make network capacity investments and offer more advanced services in its markets in line with its strategy to increase broadband penetration.

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
  ASU 2014-09 – the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, including any subsequent modifications to such guidance.  This ASU replaces existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.
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
  DOCSIS – Data Over Cable Service Interface Specification is an international telecommunications standard that permits the addition of high-bandwidth data transfer to an existing cable TV (CATV) system.  DOCSIS 3.1 is a system specification that increases data transmission rates.
  EBITDA – refers to earnings before interest, taxes, depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted EBITDA throughout this document.  See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
  Eligible Telecommunications Carrier (ETC) – designation by states for providing specified services in “high cost” areas which enables participation in universal service support mechanisms.
  Free Cash Flow – non-GAAP metric defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment.
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
  OIBDA – refers to operating income before depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted OIBDA throughout this document.  See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
  Postpaid Average Billings per Account (Postpaid ABPA) – non-GAAP metric which is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Billings per User (Postpaid ABPU) – non-GAAP metric which is calculated by dividing total postpaid service revenues plus equipment installment plan billings by the average number of postpaid connections and by the number of months in the period.
  Postpaid Average Revenue per Account (Postpaid ARPA) – metric which is calculated by dividing total postpaid service revenues by the average number of postpaid accounts and by the number of months in the period.
  Postpaid Average Revenue per User (Postpaid ARPU) – metric which is calculated by dividing total postpaid service revenues by the average number of postpaid connections and by the number of months in the period.
  Retail Connections – the sum of U.S. Cellular postpaid connections and U.S. Cellular prepaid connections.
  Tax Act – refers to comprehensive federal tax legislation enacted on December 22, 2017, which made broad and complex changes to the U.S. tax code.  Now titled H.R.1, the Tax Act was originally identified as the Tax Cuts and Jobs Act of 2017.
  Universal Service Fund (USF) – a system of telecommunications collected fees and support payments managed by the FCC intended to promote universal access to telecommunications services in the United States.
  U.S. Cellular Connections - individual lines of service associated with each device activated by a customer.  This includes smartphones, feature phones, tablets, modems, hotspots, and machine-to-machine devices.
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

Results of Operations — TDS Consolidated

	Three Months Ended
	March 31,
	2018¹	2017	2018 vs. 2017
(Dollars in millions)
Operating revenues
U.S. Cellular	$942	$936	1%
TDS Telecom	231	228	1%
All other[2]	52	74	(28)%
Total operating revenues	1,225	1,238	(1)%
Operating expenses
U.S. Cellular	877	882	(1)%
TDS Telecom	205	198	4%
All other[2]	63	77	(17)%
Total operating expenses	1,145	1,157	(1)%
Operating income (loss)
U.S. Cellular	65	54	21%
TDS Telecom	25	30	(17)%
All other[2]	(10)	(3)	>(100)%
Total operating income	80	81	(2)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	32	17%
Interest and dividend income	5	4	32%
Interest expense	(43)	(42)	(2)%
Other, net	1	2	(44)%
Total investment and other income (expense)	1	(4)	>100%

Income before income taxes	81	77	5%
Income tax expense	24	34	(29)%

Net income	57	43	33%
Less: Net income attributable to noncontrolling interests, net of tax	18	6	>100%
Net income attributable to TDS shareholders	$39	$37	4%

Adjusted OIBDA (Non-GAAP)[3]	$296	$279	6%
Adjusted EBITDA (Non-GAAP)[3]	$340	$317	7%
Capital expenditures	$115	$96	20%

[1]

As of January 1, 2018, TDS adopted ASU 2014-09 using a modified retrospective approach. Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

[2]	Consists of corporate and other operations and intercompany eliminations.

[3]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.  TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $19 million and $16 million in the three months ended March 31, 2018 and 2017, respectively, to Equity in earnings of unconsolidated entities.  See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Income tax expense

TDS’ effective tax rate on Income before income taxes for the three months ended March 31, 2018 and 2017, was 29.7% and 44.3%, respectively.  The lower rate in 2018 as compared to 2017 is due primarily to the reduction of the U.S. federal corporate tax rate from 35% to 21% as a result of the Tax Act enacted in December 2017.  See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information related to income taxes.

Net income attributable to noncontrolling interests, net of tax

	Three Months Ended
	March 31,
	2018	2017
(Dollars in millions)
U.S. Cellular noncontrolling public shareholders’	$8	$4
Noncontrolling shareholders’ or partners’	10	2
Net income attributable to noncontrolling interests, net of tax	$18	$6

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income.

Net income attributable to noncontrolling interests, net of tax increased mainly due to out-of-period adjustments recorded during the three months ended March 31, 2018.  TDS determined such adjustments were not material to any of the periods impacted.  See Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Three Months Ended

The increase in Net income is due primarily to a decrease in income tax expense as a result of the Tax Act. Adjusted EBITDA increased due primarily to improved operating results at the U.S. Cellular segment.

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
  Employs approximately 5,900 associates
  6,473 cell sites including 4,099 owned towers in service

Operational Overview

As of March 31,	2018	2017
Retail Connections – End of Period
Postpaid	4,481,000	4,455,000
Prepaid	525,000	480,000
Total	5,006,000	4,935,000

Quarter Ended March 31,	2018	2017
Postpaid Activity:
Gross Additions	129,000	146,000
Net Losses	(37,000)	(27,000)
Churn	1.23%	1.29%

Postpaid handset gross additions for the three months ended March 31, 2018, were 96,000, slightly higher than in the same period last year.  In addition, postpaid handset churn improved year over year, from 1.08% to 0.97%.  As a result, the net loss on postpaid handsets for the three months ended March 31, 2018, of 16,000 was significantly reduced from the net loss in the prior year period.

Total postpaid net losses increased for the three months ended March 31, 2018, when compared to the same period last year, due to net losses for connected devices, which reflected both lower tablet gross additions and an increase in tablet churn.  The decline in tablet gross additions reflects U.S. Cellular‘s decision to curtail promotions of heavily discounted tablets.

Postpaid Revenue

	Three Months Ended
	March 31,
	2018	2017
Average Revenue Per User (ARPU)	$44.34	$45.42
Average Billings Per User (ABPU)[1]	$57.10	$55.82

Average Revenue Per Account (ARPA)	$118.22	$121.88
Average Billings Per Account (ABPA)[1]	$152.26	$149.78

[1]	Postpaid ABPU and Postpaid ABPA are non-GAAP financial measures. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of these measures.

On January 1, 2018, U.S. Cellular adopted the provisions of ASU 2014-09, using a modified retrospective method.  Under this method, the new accounting standard is applied only to the most recent period presented, recognizing the cumulative effect of the accounting change as an adjustment to retained earnings at January 1, 2018.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional details.

Postpaid ARPU and Postpaid ARPA decreased for the three months ended March 31, 2018, when compared to the same period last year, reflecting industry-wide price competition resulting in overall price reductions on plan offerings as well as the impact of adopting the provisions of ASU 2014-09, as discussed above.  Application of the new accounting standard had the impact of reducing ARPU and ARPA for the three months ended March 31, 2018, by $0.53 and $1.11, respectively.  Such factors were partially offset by increases in regulatory cost recovery and Device Protection plan revenues.

Under equipment installment plans, customers pay for their wireless devices in installments over a period of time.  In order to show the trend in estimated cash collections from postpaid customer billings for both service and equipment, U.S. Cellular has presented Postpaid ABPU and Postpaid ABPA, which are calculated as Postpaid ARPU and Postpaid ARPA plus average monthly equipment installment plan billings per connection and account, respectively.

Equipment installment plan billings increased for the three months ended March 31, 2018, due mainly to increased penetration of equipment installment plans.  Postpaid ABPU and ABPA increased for the three months ended March 31, 2018, as the increase in equipment installment plan billings more than offset the decline in Postpaid ARPU and ARPA discussed above.

Financial Overview — U.S. Cellular

	Three Months Ended
	March 31,
			2018 vs.
	2018¹	2017	2017
(Dollars in millions)
Retail service	$649	$657	(1)%
Inbound roaming	27	27	3%
Other	48	62	(23)%
Service revenues	724	746	(3)%
Equipment sales	218	190	14%
Total operating revenues	942	936	1%

System operations (excluding Depreciation, amortization and accretion reported below)	179	175	2%
Cost of equipment sold	219	228	(4)%
Selling, general and administrative	326	339	(4)%
Depreciation, amortization and accretion	159	153	3%
(Gain) loss on asset disposals, net	1	4	(62)%
(Gain) loss on license sales and exchanges, net	(7)	(17)	61%
Total operating expenses	877	882	(1)%

Operating income	$65	$54	21%

Net income	$55	$28	97%
Adjusted OIBDA (Non-GAAP)[2]	$218	$194	13%
Adjusted EBITDA (Non-GAAP)[2]	$259	$229	13%
Capital expenditures	$70	$61	14%

[1]

As of January 1, 2018, U.S. Cellular adopted ASU 2014-09 using a modified retrospective approach.  Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

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

Service revenues consist of:

  Retail Service – Charges for access, airtime, roaming, recovery of regulatory costs and value added services, including data services and products

  Inbound Roaming – Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming

  Other Service – Amounts received from the Federal USF and tower rental revenues.  Imputed interest on equipment installment plan contracts is included in 2017; however, it is not included in 2018 due to the impact of adopting the provisions of ASU 2014-09

Equipment revenues consist of:

  Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:

Total operating revenues

Service revenues decreased for the three months ended March 31, 2018, when compared to the same period last year, as a result of (i) the decline in Postpaid ARPU as previously discussed in the Operational Overview section; and (ii) the impact of adopting the provisions of ASU 2014-09.

Federal USF revenue remained flat year over year at $23 million.  See the Regulatory Matters section in this MD&A for a description of the FCC Mobility Fund II Order (MF2 Order) and its expected impacts on U.S. Cellular’s current Federal USF support.

Equipment sales revenues increased for the three months ended March 31, 2018, due to the impact of adopting the provisions of ASU 2014-09, an increase in the average revenue per device sold, a mix shift from feature phones and connected devices to higher end smartphone devices, and an increase in accessories revenues.  Such factors were partially offset by a decrease in the number of devices sold and a reduction in guarantee liability amortization for equipment installment contracts as a result of changes in plan offerings.

See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional details on the financial statement impact of ASU 2014-09.

System operations expenses

System operations expenses increased for the three months ended March 31, 2018, due to higher maintenance, utility and cell site expenses largely reflecting increased cell site rent and tower maintenance and repair costs.  Such factors were partially offset by a decrease in roaming expenses primarily driven by lower data roaming rates, partially offset by increased data roaming usage.

Cost of equipment sold

Cost of equipment sold decreased for the three months ended March 31, 2018, mainly due to a decrease in the number of devices sold as well as the impact of adopting the provisions of ASU 2014-09.  Such factors were partially offset by increases due to a mix shift from feature phones and connected devices to higher cost smartphones, an increase in the average cost per device sold, and an increase in accessories cost.

Loss on equipment sold, defined as Equipment sales revenues less Cost of equipment sold, was $1 million and $38 million for the three months ended March 31, 2018 and 2017, respectively.

Selling, general and administrative expenses

Selling expenses decreased by $4 million for the three months ended March 31, 2018, due to lower advertising expenses and lower commissions expenses.

General and administrative expenses decreased by $9 million for the three months ended March 31, 2018, mainly due to lower expenses for bad debts driven primarily by improved receivables collectability, lower employee related and consulting expenses, as well as reductions in numerous other general and administrative expense categories.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased for the three months ended March 31, 2018, due primarily to an increase in amortization expense related to billing system upgrades.

(Gain) loss on license sales and exchanges, net

Net gains in 2018 and 2017 were due to gains recognized on license sale and exchange transactions with various third parties.

TDS TELECOM OPERATIONS

Business Overview

TDS Telecom operates in two reportable segments: Wireline and Cable.  TDS Telecom’s business objective is to provide a wide range of communication services to both residential and commercial customers, focused on high-quality broadband and video products.

OPERATIONS

  TDS Telecom provides broadband, video and voice services to approximately 1.2 million connections in 31 states.
  Employs approximately 2,800 employees.
  Wireline operates incumbent local exchange carriers (ILEC) and competitive local exchange carriers (CLEC) in 27 states.
  Cable operates primarily in Colorado, New Mexico, Texas, Utah, and Oregon.

Financial Overview — TDS Telecom

Components of Operating Income

	Three Months Ended
	March 31,
			2018 vs.
	2018¹	2017	2017
(Dollars in millions)
Operating revenues
Wireline	$175	$179	(2)%
Cable	55	49	12%
TDS Telecom operating revenues	231	228	1%

Operating expenses
Wireline	149	151	(1)%
Cable	57	47	20%
TDS Telecom operating expenses	205	198	4%

TDS Telecom operating income	$25	$30	(17)%

Net income	$21	$19	8%
Adjusted OIBDA (Non-GAAP)[2]	$80	$80	(1)%
Adjusted EBITDA (Non-GAAP)[2]	$81	$82	(1)%
Capital expenditures	$40	$27	52%

Numbers may not foot due to rounding.

[1]

As of January 1, 2018, TDS adopted ASU 2014-09 using a modified retrospective approach.  Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Three Months Ended Operating revenues increased due to Cable broadband connection growth, and price increases for video and broadband services.

Total operating expenses

Operating expenses increased due to higher video programming costs.

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

Operational Overview

Residential broadband customers are increasingly choosing higher speeds in ILEC markets with 59% choosing speeds of 10 Mbps or greater and 27% choosing speeds of 50 Mbps or greater.	Increases in broadband speeds and video connection growth drove a 4% increase in average residential revenue per connection.

Total residential connections decreased by 3% as declines in voice connections outpaced the growth in video and broadband connections.	Total commercial connections decreased by 7% due primarily to a 9% decrease in voice connections, mostly in CLEC markets.

Financial Overview — Wireline

Components of operating Income

	Three Months Ended
	March 31,
	2018¹	2017	2018 vs. 2017
(Dollars in millions)
Residential	$80	$79	1%
Commercial	48	51	(6)%
Wholesale	47	49	(4)%
Service revenues	175	179	(2)%
Equipment and product sales	–	–	26%
Total operating revenues	175	179	(2)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	65	63	3%
Cost of equipment and products	–	1	(23)%
Selling, general and administrative	47	48	(3)%
Depreciation, amortization and accretion	37	39	(5)%
Total operating expenses	149	151	(1)%

Operating income	$26	$28	(6)%

Income before income taxes	$28	$30	(5)%
Adjusted OIBDA (Non-GAAP)[2]	$63	$67	(6)%
Adjusted EBITDA (Non-GAAP)[2]	$65	$69	(6)%
Capital expenditures	$29	$17	66%

Numbers may not foot due to rounding.

[1]

As of January 1, 2018, TDS adopted ASU 2014-09 using a modified retrospective approach.  Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Residential revenues consist of:

  Broadband services, including fiber-based and other digital, premium and enhanced data services
  Video and satellite video
  Voice services

Commercial revenues consist of:

  TDS managedIP voice and data services
  High-speed and dedicated business internet services
  Voice services

Wholesale revenues consist of:

  Network access services primarily to interexchange and wireless carriers for the origination and termination of interstate and intrastate long distance phone calls on TDS Telecom’s network and special access services to carriers and others
  Federal and State USF support

Key components of changes in the statement of operations items were as follows:

Total operating revenues

Residential revenues increased as growth in broadband speeds and IPTV connections more than offset the declines in voice services.  Average video connections grew 12%, offset by a 7% decline in average voice connections.

Commercial revenues decreased due to declining connections mostly in CLEC markets.

Wholesale revenues decreased due primarily to decreases in network access and special access services.

Cost of services

Cost of services increased due to higher charges related to growth in video and contractor charges, offset by reduced costs of purchasing unbundled network elements, provisioning circuits and providing long-distance services.

Selling, general and administrative

Selling, general and administrative decreased due to reductions in employee related expense partially offset by increases in bad debts expense, legal expense and contributions to the Federal Universal Service Fund.

Depreciation, amortization and accretion

Depreciation, amortization and accretion decreased as certain assets became fully depreciated, partially offset by an increase due to a reduction in depreciable lives of customer premise equipment.

CABLE OPERATIONS

Business Overview

TDS Telecom’s Cable strategy is to expand its broadband services and leverage that growth by bundling with video and voice services.  TDS Telecom seeks to be the leading provider of broadband services in its targeted markets by leveraging its core competencies in network management and customer focus.

Operational Overview

Cable connections grew 8% over 2017 due to a 14% increase in broadband connections including two small tuck-in acquisitions.

Financial Overview — Cable

Components of Operating Income

	Three Months Ended
	March 31,
	2018¹	2017	2018 vs. 2017
(Dollars in millions)
Residential	$46	$41	12%
Commercial	10	9	13%
Total operating revenues	55	49	12%

Cost of services (excluding Depreciation, amortization and accretion reported below)	26	24	7%
Selling, general and administrative	13	13	6%
Depreciation, amortization and accretion	17	10	71%
Total operating expenses	57	47	20%

Operating income (loss)	$(1)	$2	>(100)%

Income (loss) before income taxes	$(1)	$2	>(100)%
Adjusted OIBDA (Non-GAAP)[2]	$16	$13	28%
Adjusted EBITDA (Non-GAAP)[2]	$16	$13	28%
Capital expenditures	$11	$9	24%

Numbers may not foot due to rounding.

[1]

As of January 1, 2018, TDS adopted ASU 2014-09 using a modified retrospective approach. Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Residential and Commercial revenues consist of:

  Broadband services, including high-speed internet, security and support services
  Video services, including premium programming in HD, multi-room and TV Everywhere offerings
  Voice services

Key components of changes in the statement of operations items were as follows:

Commentary

Total operating revenues

Residential revenues increased due to tuck-in acquisitions, growth in broadband connections and price increases.

Commercial revenues increased due to price increases and ad insertion revenues.

Cost of services

Cost of services increased due primarily to increases in video programming fees.

Selling, general and administrative

Selling, general and administrative expenses increased due to increased IT-related expenses and higher property and other taxes.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased in 2018 due to a reduction in depreciable lives of customer premise equipment and the amortization of franchise rights.  See Note 1 - Basis of Presentation in the Notes to Consolidated Financial Statements for additional information on franchise rights.

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

Although TDS currently has a significant cash balance, TDS has incurred negative free cash flow at times in the past and this could occur in the future.  However, TDS believes that existing cash and investment balances, funds available under its revolving credit facilities, receivables securitization facility and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the coming year.

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

TDS’ credit rating currently is sub-investment grade.  There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS.  Insufficient cash flows from operating activities, changes in its credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of TDS or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of spectrum licenses, and/or reduce or cease share repurchases and/or the payment of dividends.  TDS cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.  Any of the foregoing would have an adverse impact on TDS’ businesses, financial condition or results of operations.

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

At March 31, 2018, TDS’ consolidated Cash and cash equivalents totaled $779 million compared to $619 million at December 31, 2017.

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

Financing

TDS and U.S. Cellular have unsecured revolving credit facilities available for general corporate purposes, including acquisitions, spectrum purchases and capital expenditures.  These credit facilities mature in June 2021.

TDS and U.S. Cellular’s unused capacity under their revolving credit facilities was $399 million and $298 million, respectively, as of March 31, 2018.  TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit facilities as of that date.  TDS and U.S. Cellular are in the process of seeking to replace these credit facilities with new facilities that would mature in 2023.

U.S. Cellular, through its subsidiaries, also has a receivables securitization facility to permit securitized borrowings using its equipment installment plan receivables for general corporate purposes.  The unused capacity under this facility was $200 million as of March 31, 2018, subject to sufficient collateral to satisfy the asset borrowing base provisions of the facility.  As of March 31, 2018, the USCC Master Note Trust (Trust) held $8 million of assets available to be pledged as collateral for the receivables securitization facility.  U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its receivables securitization facility as of that date.

TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.

Long-term debt payments due for the remainder of 2018 and the next four years are $224 million, which represent 9% of the total gross long-term debt obligation at March 31, 2018.

Capital Expenditures

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2018 and 2017, were as follows:

U.S. Cellular’s capital expenditures for the three months ended March 31, 2018 and 2017, were $70 million and $61 million, respectively.

Capital expenditures for the full year 2018 are expected to be between $500 million and $550 million.  These expenditures are expected to be used for the following purposes:

  Enhance network coverage by continuing to deploy VoLTE technology in certain markets and providing additional capacity to accommodate increased network usage, principally data usage, by current customers; and
  Invest in and replace end of life platforms.

TDS Telecom’s capital expenditures for the three months ended March 31, 2018 and 2017, were $40 million and $27 million, respectively.

Capital expenditures for the full year 2018 are expected to be approximately $270 million.  These expenditures are expected to be used for the following purposes:

  Maintain and enhance existing infrastructure including build-out requirements to meet state broadband and A-CAM programs;
  Upgrade broadband capacity and speeds;
  Support success-based spending to sustain IPTV, broadband, and Cable growth;
  Build Cloud TV platform; and
  Expand fiber deployment, within and outside of current markets.

TDS plans to finance its capital expenditures program for 2018 using primarily Cash flows from operating activities, existing cash balances and, if required, its receivables securitization and/or revolving credit facilities.

Acquisitions, Divestitures and Exchanges

TDS may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties, wireless spectrum and other possible businesses.  In general, TDS may not disclose such transactions until there is a definitive agreement.  TDS assesses its business interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital.  As part of this strategy, TDS actively seeks attractive opportunities to acquire wireless spectrum, as well as telecommunications or cable markets, or other possible businesses.  TDS also may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.

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

Common Share Repurchase Programs

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Common Shares, in each case subject to any available repurchase program.  However, there were no share repurchases made under these programs in the three months ended March 31, 2018, or in the year ended December 31, 2017.

As of March 31, 2018, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS’ program was $199 million.  For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

U.S. Cellular also has a share repurchase authorization.  As of March 31, 2018, the total cumulative amount of U.S. Cellular Common Shares authorized to be purchased is 5,900,849.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2017 and March 31, 2018, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis

TDS operates a capital- and marketing-intensive business.  TDS makes substantial investments to acquire wireless licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to TDS’ networks.  TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, and short-term and long-term debt financing to fund its acquisitions (including spectrum licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes TDS' cash flow activities for the three months ended March 31, 2018 and 2017.

2018 Commentary

TDS’ Cash, cash equivalents and restricted cash increased $161 million in the first quarter of 2018.  Net cash provided by operating activities was $214 million in 2018 due primarily to net income of $57 million plus non-cash items of $235 million and distributions received from unconsolidated entities of $17 million.  This was partially offset by changes in working capital items which decreased net cash by $95 million.  The working capital decrease was primarily influenced by timing of annual employee bonus, vendor and tax payments, partially offset by collections of customer and agent receivables.  The adoption of ASU 2014-09 caused fluctuations in working capital items in the Consolidated Balance Sheet; however, it did not have an impact on total Net cash provided by operating activities.

Cash flows used for investing activities were $36 million.  Cash paid in 2018 for additions to property, plant and equipment totaled $131 million.  Cash paid for acquisitions and licenses was $9 million.  This was partially offset by cash received for investments of $100 million, resulting from the redemption of short-term Treasury bills.

Cash flows used for financing activities were $17 million, reflecting ordinary activity such as the payment of dividends and the scheduled repayments of debt.

2017 Commentary

TDS’ Cash, cash equivalents and restricted cash remained relatively flat since December 31, 2016.  Net cash provided by operating activities was $137 million in 2017, due primarily to net income of $43 million plus non-cash items of $201 million and distributions received from unconsolidated entities of $11 million.  This was partially offset by changes in working capital items which decreased cash by $118 million.  The decrease in working capital items was due in part to a $44 million increase in equipment installment plan receivables.  The decrease was also a result of a $75 million decrease in accounts payable.

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

Consolidated Balance Sheet Analysis

The following discussion addresses certain captions in the consolidated balance sheet and changes therein.  This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.  Changes in financial condition during 2018 were as follows:

Cash and cash equivalents

See the Consolidated Cash Flow Analysis above for a discussion of cash and cash equivalents.

Short-term investments

Short-term investments decreased $100 million due to the maturity of short-term investments, which consisted of U.S. Treasury Bills with original maturities of six months.

Other assets and deferred charges

Other assets and deferred charges increased $165 million due primarily to the creation of contract assets and contract cost assets as a result of the adoption of ASU 2014-09.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Customer deposits and deferred revenues

Customer deposits and deferred revenues decreased $54 million due in large part to the impact of reclassifying certain deferred revenues to Other assets and deferred charges to reflect the net contract position for each customer contract on the Consolidated Balance Sheet as required by ASU 2014-09, which was adopted on January 1, 2018.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Accrued compensation

Accrued compensation decreased $49 million due primarily to employee bonus payments in March 2018.

Deferred income tax liability, net

Deferred income tax liability, net, increased $82 million due primarily to the adoption of ASU 2014-09 increasing the net basis of assets on a U.S. GAAP basis without a corresponding increase in tax basis, as well as the impact of full expensing of qualified property additions following the enactment of the Tax Act.

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

EBITDA, Adjusted EBITDA and Adjusted OIBDA

EBITDA, Adjusted EBITDA and Adjusted OIBDA are defined as net income adjusted for the items set forth in the reconciliation below.  EBITDA, Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity.  TDS does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.

Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  See Note 11 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.

Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability and, therefore, reconciliations to applicable GAAP income measures are deemed appropriate.  Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance.  Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities.  The following table reconciles EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measure, Net income or Income (loss) before income taxes.  Income tax expense is not provided at the individual segment level for Wireline and Cable.  TDS calculates income tax expense (benefit) for TDS Telecom in total.

	Three Months Ended
	March 31,
TDS ̶ CONSOLIDATED	2018¹	2017
(Dollars in millions)
Net income (GAAP)	$57	$43
Add back:
Income tax expense	24	34
Interest expense	43	42
Depreciation, amortization and accretion	221	211
EBITDA (Non-GAAP)	345	330
Add back or deduct:
(Gain) loss on asset disposals, net	2	4
(Gain) loss on license sales and exchanges, net	(7)	(17)
Adjusted EBITDA (Non-GAAP)	340	317
Deduct:
Equity in earnings of unconsolidated entities	38	32
Interest and dividend income	5	4
Other, net	1	2
Adjusted OIBDA (Non-GAAP)	296	279
Deduct:
Depreciation, amortization and accretion	221	211
(Gain) loss on asset disposals, net	2	4
(Gain) loss on license sales and exchanges, net	(7)	(17)
Operating income (GAAP)	$80	$81

	Three Months Ended
	March 31,
U.S. CELLULAR	2018¹	2017
(Dollars in millions)
Net income (GAAP)	$55	$28
Add back:
Income tax expense	22	33
Interest expense	29	28
Depreciation, amortization and accretion	159	153
EBITDA (Non-GAAP)	265	242
Add back or deduct:
(Gain) loss on asset disposals, net	1	4
(Gain) loss on license sales and exchanges, net	(7)	(17)
Adjusted EBITDA (Non-GAAP)	259	229
Deduct:
Equity in earnings of unconsolidated entities	38	33
Interest and dividend income	4	3
Other, net	(1)	(1)
Adjusted OIBDA (Non-GAAP)	218	194
Deduct:
Depreciation, amortization and accretion	159	153
(Gain) loss on asset disposals, net	1	4
(Gain) loss on license sales and exchanges, net	(7)	(17)
Operating income (GAAP)	$65	$54

	Three Months Ended
	March 31,
TDS TELECOM	2018¹	2017
(Dollars in millions)
Net income (GAAP)	$21	$19
Add back:
Income tax expense	6	13
Depreciation, amortization and accretion	54	49
EBITDA (Non-GAAP)	81	81
Add back or deduct:
(Gain) loss on asset disposals, net	–	1
Adjusted EBITDA (Non-GAAP)	81	82
Deduct:
Interest and dividend income	1	1
Other, net	1	1
Adjusted OIBDA (Non-GAAP)	80	80
Deduct:
Depreciation, amortization and accretion	54	49
(Gain) loss on asset disposals, net	–	1
Operating income (GAAP)	$25	$30

Numbers may not foot due to rounding.

	Three Months Ended
	March 31,
WIRELINE	2018¹	2017
(Dollars in millions)
Income before income taxes (GAAP)	$28	$30
Add back:
Depreciation, amortization and accretion	37	39
EBITDA (Non-GAAP)	65	69
Add back or deduct:
(Gain) loss on asset disposals, net	–	–
Adjusted EBITDA (Non-GAAP)	65	69
Deduct:
Interest and dividend income	1	1
Other, net	1	1
Adjusted OIBDA (Non-GAAP)	63	67
Deduct:
Depreciation, amortization and accretion	37	39
(Gain) loss on asset disposals, net	–	–
Operating income (GAAP)	$26	$28

Numbers may not foot due to rounding.

	Three Months Ended
	March 31,
CABLE	2018¹	2017
(Dollars in millions)
Income (loss) before income taxes (GAAP)	$(1)	$2
Add back:
Depreciation, amortization and accretion	17	10
EBITDA (Non-GAAP)	16	12
Add back or deduct:
(Gain) loss on asset disposals, net	–	–
Adjusted EBITDA (Non-GAAP)	16	13
Deduct:
Interest and dividend income	–	–
Adjusted OIBDA (Non-GAAP)	16	13
Deduct:
Depreciation, amortization and accretion	17	10
(Gain) loss on asset disposals, net	–	–
Operating income (loss) (GAAP)	$(1)	$2

Numbers may not foot due to rounding.

[1]

As of January 1, 2018, TDS adopted ASU 2014-09 using a modified retrospective approach.  Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

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

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
Cash flows from operating activities (GAAP)	$214	$137
Less: Cash paid for additions to property, plant and equipment	131	127
Free cash flow (Non-GAAP)	$83	$10

Postpaid ABPU and Postpaid ABPA

U.S. Cellular presents Postpaid ABPU and Postpaid ABPA to reflect estimated cash collections from postpaid customer billings for both service and equipment resulting from the increased adoption of equipment installment plans.  Postpaid ABPU and Postpaid ABPA, as previously defined, are non-GAAP financial measures which U.S. Cellular believes are useful to investors and other users of its financial information in showing trends in both service and equipment and product sales revenues received from customers.

	Three Months Ended March 31,
	2018¹	2017
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$598	$608
Average number of postpaid connections	4.50	4.46
Number of months in period	3	3
Postpaid ARPU (GAAP metric)	$44.34	$45.42

Calculation of Postpaid ABPU
Postpaid service revenues	$598	$608
Equipment installment plan billings	172	139
Total billings to postpaid connections	$770	$747
Average number of postpaid connections	4.50	4.46
Number of months in period	3	3
Postpaid ABPU (Non-GAAP metric)	$57.10	$55.82

Calculation of Postpaid ARPA
Postpaid service revenues	$598	$608
Average number of postpaid accounts	1.69	1.66
Number of months in period	3	3
Postpaid ARPA (GAAP metric)	$118.22	$121.88

Calculation of Postpaid ABPA
Postpaid service revenues	$598	$608
Equipment installment plan billings	172	139
Total billings to postpaid accounts	$770	$747
Average number of postpaid accounts	1.69	1.66
Number of months in period	3	3
Postpaid ABPA (Non-GAAP metric)	$152.26	$149.78

[1]

As of January 1, 2018, U.S. Cellular adopted ASU 2014-09 using a modified retrospective approach.  Under this method, the new accounting standard is applied only to the most recent period presented.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Application of Critical Accounting Policies and Estimates

TDS prepares its consolidated financial statements in accordance with GAAP.  TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2017.

Franchise Rights

Effective January 1, 2018, TDS prospectively changed its estimated useful life for cable video franchise rights from indefinite-lived to 15 years due primarily to the effects of increasing competition and advancements in technology for delivering and consuming video programming.  Commensurate with this change, TDS reviewed its cable video franchise rights for impairment, and noted that no impairment existed as of January 1, 2018.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional information regarding the impact of this change in estimate.

Recent Accounting Pronouncements

See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.

Regulatory Matters

FCC Mobility Fund Phase II Order

In October 2011, the FCC adopted its USF/Intercarrier Compensation Transformation Order (USF Order).  Pursuant to this order, U.S. Cellular’s then current Federal USF support was to be phased down at the rate of 20% per year beginning July 1, 2012.  The USF Order contemplated the establishment of a new mobile USF program and provided for a pause in the phase down if that program was not timely implemented by July 2014.  The Phase II Connect America Mobility Fund (MF2) was not operational as of July 2014 and, therefore, as provided by the USF Order, the phase down was suspended at 60% of the baseline amount until such time as the FCC had taken steps to establish the MF2.  In February 2017, the FCC adopted the MF2 Order addressing the framework for MF2 and the resumption of the phase down.  The MF2 Order establishes a support fund of $453 million annually for ten years to be distributed through a market-based, multi-round reverse auction.  For areas that receive support under MF2, legacy support to MF2 Auction winners will terminate and be replaced with MF2 support effective the first day of the month following release of the public notice closing the auction.  Legacy support  in areas where the legacy support recipient is not an MF2 winner will be subject to phase down over two years unless there is no winner in a particular census block, in which case it will be continued for one legacy support recipient only.  The MF2 Order further states that the phase down of legacy support for areas that were not eligible for support under MF2 will commence on the first day of the month following the completion of the auction and will conclude two years later.

In August 2017, the FCC adopted the MF2 Challenge Process Order, which laid out procedures for establishing areas that would be eligible for support under the MF2 program.  This will include a collection process to be followed by a challenge window, a challenge response window, and finally adjudication of any coverage disputes.  In September 2017, the FCC issued a public notice initiating the collection of 4G LTE coverage data.  Responses submitting the collected data were due on January 4, 2018.

On February 27, 2018, the FCC issued public notices providing detailed challenge procedures and a schedule for the challenge process.  Pursuant to these notices, the challenge window began on March 29, 2018 and will close on August 27, 2018.  No earlier than thirty days after the FCC processes the challenges, it will open a thirty-day challenge response window.  Following the challenge response window, the FCC will adjudicate any disputes.  This entire process must be completed before an auction can be commenced.

U.S. Cellular cannot predict at this time when the MF2 auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the MF2 auction will provide opportunities to U.S. Cellular to offset any loss in existing support.  U.S. Cellular currently expects that its legacy support will continue at the 2017 level through 2018.

FCC Connect America Fund

In March 2018, the FCC approved an order authorizing over $360 million (over a 10 year period) in additional funding for companies that elected Alternative Connect America Model (A-CAM) support.  The order becomes effective when published in the Federal Register.  Once the Wireline Competition Bureau issues a notice announcing revised support amounts and corresponding buildout obligations for acceptance, A-CAM companies will have 45 days to accept the offer of additional support.  The additional funding is retroactive to January 1, 2017, the original effective date of the program.

Millimeter Wave Spectrum Auctions

At its open meeting on April 17, 2018, the FCC adopted a public notice seeking comment on procedures for two auctions of spectrum licenses in the 28 GHz and 24 GHz bands.  As proposed, the 28GHz auction (Auction 101) would commence on November 14, 2018, and would offer two 425 MHz licenses in the 28 GHz band over portions of the United States that do not have incumbent licensees.  Following the completion of Auction 101, the FCC would commence the 24 GHz auction (Auction 102), which would offer up to seven 100 MHz licenses in the 24 GHz band in Partial Economic Areas covering most of the United States.

Private Securities Litigation Reform Act of 1995

Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements.  The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements.  Such risks, uncertainties and other factors include those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2017.  Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations.  However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document.  Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements.  TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.  You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2017, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business, financial condition or results of operations.

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

Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2017, may not be the only risks that could affect TDS.  Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.  Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2017.

Quantitative and Qualitative Disclosures about Market Risk

Market Risk

Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2017, for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt. There have been no material changes to such information since December 31, 2017.

See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of March 31, 2018.

Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$978	$997
Equipment and product sales	247	241
Total operating revenues	1,225	1,238

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	288	282
Cost of equipment and products	246	270
Selling, general and administrative	395	407
Depreciation, amortization and accretion	221	211
(Gain) loss on asset disposals, net	2	4
(Gain) loss on license sales and exchanges, net	(7)	(17)
Total operating expenses	1,145	1,157

Operating income	80	81

Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	32
Interest and dividend income	5	4
Interest expense	(43)	(42)
Other, net	1	2
Total investment and other income (expense)	1	(4)

Income before income taxes	81	77
Income tax expense	24	34
Net income	57	43
Less: Net income attributable to noncontrolling
interests, net of tax	18	6
Net income attributable to TDS shareholders	39	37
TDS Preferred dividend requirement	–	–
Net income available to TDS common shareholders	$39	$37

Basic weighted average shares outstanding	111	110
Basic earnings per share available to TDS common shareholders	$0.35	$0.34

Diluted weighted average shares outstanding	113	112
Diluted earnings per share available to TDS common shareholders	$0.34	$0.33

Dividends per share to TDS shareholders	$0.160	$0.155

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
(Dollars in millions)
Net income	$57	$43
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	(1)	(1)
Comprehensive income	56	42
Less: Net income attributable to noncontrolling interests, net of tax	18	6
Comprehensive income attributable to TDS shareholders	$38	$36

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
(Dollars in millions)
Cash flows from operating activities
Net income	$57	$43
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	221	211
Bad debts expense	20	24
Stock-based compensation expense	10	11
Deferred income taxes, net	26	(1)
Equity in earnings of unconsolidated entities	(38)	(32)
Distributions from unconsolidated entities	17	11
(Gain) loss on asset disposals, net	2	4
(Gain) loss on license sales and exchanges, net	(7)	(17)
Noncash interest	1	1
Changes in assets and liabilities from operations
Accounts receivable	77	28
Equipment installment plans receivable	(17)	(44)
Inventory	(8)	–
Accounts payable	(32)	(75)
Customer deposits and deferred revenues	(28)	(12)
Accrued taxes	(24)	33
Accrued interest	11	9
Other assets and liabilities	(74)	(57)
Net cash provided by operating activities	214	137

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(131)	(127)
Cash paid for acquisitions and licenses	(9)	(14)
Cash received for investments	100	–
Cash received from divestitures and exchanges	4	16
Net cash used in investing activities	(36)	(125)

Cash flows from financing activities
Repayment of long-term debt	(5)	(3)
TDS Common Shares reissued for benefit plans, net of tax payments	9	1
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	2	3
Dividends paid to TDS shareholders	(18)	(17)
Other financing activities	(5)	–
Net cash used in financing activities	(17)	(16)

Net increase (decrease) in cash, cash equivalents and restricted cash	161	(4)

Cash, cash equivalents and restricted cash
Beginning of period	622	904
End of period	$783	$900

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

 (Unaudited)

	March 31,	December 31,
	2018	2017
(Dollars in millions)
Current assets
Cash and cash equivalents	$779	$619
Short-term investments	–	100
Accounts receivable
Customers and agents, less allowances of $62 and $61, respectively	867	861
Other, less allowances of $2 and $2, respectively	88	100
Inventory, net	153	145
Prepaid expenses	104	112
Income taxes receivable	10	2
Other current assets	42	27
Total current assets	2,043	1,966

Assets held for sale	6	10

Licenses	2,240	2,232
Goodwill	509	509
Other intangible assets, net of accumulated amortization of $148 and $142, respectively	273	279
Investments in unconsolidated entities	488	453

Property, plant and equipment
In service and under construction	11,820	11,742
Less: Accumulated depreciation and amortization	8,485	8,318
Property, plant and equipment, net	3,335	3,424

Other assets and deferred charges	587	422

Total assets[1]	$9,481	$9,295

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	March 31,	December 31,
	2018	2017
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$20	$20
Accounts payable	322	368
Customer deposits and deferred revenues	169	223
Accrued interest	22	11
Accrued taxes	45	64
Accrued compensation	77	126
Other current liabilities	95	106
Total current liabilities	750	918

Deferred liabilities and credits
Deferred income tax liability, net	634	552
Other deferred liabilities and credits	516	495

Long-term debt, net	2,431	2,437

Commitments and contingencies

Noncontrolling interests with redemption features	11	1

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 112 shares (7 Series A Common and 105 Common Shares) and 111 shares (7 Series A Common and 104 Common Shares), respectively
Par Value ($.01 per share)	1	1
Capital in excess of par value	2,421	2,413
Treasury shares, at cost, 21 and 22 Common Shares, respectively	(643)	(669)
Accumulated other comprehensive loss	(3)	(1)
Retained earnings	2,696	2,525
Total TDS shareholders' equity	4,472	4,269

Noncontrolling interests	667	623

Total equity	5,139	4,892

Total liabilities and equity[1]	$9,481	$9,295

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of March 31, 2018 and December 31, 2017, include assets held by consolidated variable interest entities (VIEs) of $773 million and $765 million, respectively, which are not available to be used to settle the obligations of TDS.  The consolidated total liabilities as of March 31, 2018 and December 31, 2017, include certain liabilities of consolidated VIEs of $18 million and $21 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS.  See Note 9 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2017	$1	$2,413	$(669)	$(1)	$2,525	$4,269	$623	$4,892
Cumulative effect of accounting changes	–	–	–	(1)	165	164	31	195
Net income attributable to TDS shareholders	–	–	–	–	39	39	–	39
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	8	8
Other comprehensive loss	–	–	–	(1)	–	(1)	–	(1)
TDS Common and Series A Common share dividends	–	–	–	–	(18)	(18)	–	(18)
Dividend reinvestment plan	–	–	6	–	(4)	2	–	2
Incentive and compensation plans	–	–	20	–	(11)	9	–	9
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	5	–	–	–	5	5	10
Stock-based compensation awards	–	3	–	–	–	3	–	3
March 31, 2018	$1	$2,421	$(643)	$(3)	$2,696	$4,472	$667	$5,139

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Preferred shares	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2016	$1	$2,386	$(698)	$1	$2,454	$4,144	$1	$605	$4,750
Net income attributable to TDS shareholders	–	–	–	–	37	37	–	–	37
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	6	6
Other comprehensive loss	–	–	–	(1)	–	(1)	–	–	(1)
TDS Common and Series A Common share dividends	–	–	–	–	(17)	(17)	–	–	(17)
Dividend reinvestment plan	–	–	3	–	–	3	–	–	3
Incentive and compensation plans	–	–	2	–	(1)	1	–	–	1
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	4	–	–	–	4	–	4	8
Stock-based compensation awards	–	4	–	–	–	4	–	–	4
March 31, 2017	$1	$2,394	$(693)	$–	$2,473	$4,175	$1	$615	$4,791

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Notes to Consolidated Financial Statements

Note 1 Basis of Presentation

The accounting policies of Telephone and Data Systems, Inc. (TDS) conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).  The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ 83%-owned subsidiary, United States Cellular Corporation (U.S. Cellular) and TDS’ wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom).  In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that require consolidation under GAAP.  All material intercompany accounts and transactions have been eliminated.

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended March 31, 2018, are U.S. Cellular, Wireline, and Cable.  TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus).  HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 11 — Business Segment Information for summary financial information on each business segment.

The unaudited consolidated financial statements included herein have been prepared by TDS pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading.  Certain numbers included herein are rounded to millions for ease of presentation; however, calculated amounts and percentages are determined using the unrounded numbers.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2017.

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of March 31, 2018 and December 31, 2017, and its results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2018 and 2017.  These results are not necessarily indicative of the results to be expected for the full year.  TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2017, except as described below and as disclosed in Note 2 — Revenue Recognition and Note 8 — Investments in Unconsolidated Entities.

Change in Reportable Segments

TDS re-evaluated internal reporting roles with regard to its HMS business unit and, as a result, changed its reportable segments.  Effective January 1, 2018, HMS was considered a non-reportable segment and is no longer being reported under TDS Telecom.  This change enables TDS Telecom to continue to successfully execute on the Wireline and Cable segments’ shared strategy to be the preferred service provider in its markets.  Additionally, this change allows HMS to leverage TDS’ corporate IT resources, to improve operations and customer service, and better position itself for growth.  Prior periods have been recast to conform to this revised presentation.  See Note 11 — Business Segment Information for additional information on TDS’ reportable segments.

Restricted Cash

TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows.  The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017
(Dollars in millions)
Cash and cash equivalents	$779	$619
Restricted cash included in:
Other current assets	4	3
Cash, cash equivalents and restricted cash in the statement of cash flows	$783	$622

Franchise Rights

Effective January 1, 2018, TDS prospectively changed its estimated useful life for cable video franchise rights from indefinite-lived to 15 years due primarily to the effects of increasing competition and advancements in technology for delivering and consuming video programming.  Commensurate with this change, TDS reviewed its cable video franchise rights for impairment, and noted that no impairment existed as of January 1, 2018.  As a result, Depreciation, amortization and accretion increased $4 million, calculated on a straight-line basis, and Net income decreased $3 million or $0.03 per share (Basic and Diluted) for the three months ended March 31, 2018.

Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07).  ASU 2017-07 requires TDS to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net periodic benefit cost must be presented separately from the service cost component and outside of Operating income in the Consolidated Statement of Operations.  The new accounting standard also specifies that only the service cost component of net benefit cost is eligible for capitalization.  TDS adopted ASU 2017-07 retrospectively on January 1, 2018, and prior periods have been recast to reflect ASU 2017-07.  As a result of the adoption of ASU 2017-07, Selling, general and administrative expenses for the three months ended March 31, 2017, increased by $1 million from previously reported amounts, with a corresponding increase in Other, net income.  This change did not have an impact on Income before income taxes, Net income, or Earnings per share for the three months ended March 31, 2017, nor did it have a cumulative impact to Retained earnings as of the date presented.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02).  ASU 2016-02 requires lessees to record a right-of-use asset and lease liability for almost all leases.  This ASU does not substantially impact the lessor accounting model.  However, some changes to the lessor accounting guidance were made to align with lessee accounting changes within Accounting Standards Codification (ASC) 842, Leases and certain key aspects of ASC 606, Revenue from Contracts with Customers.  Early adoption is permitted; however, TDS plans to adopt ASU 2016-02 on a modified retrospective basis when required on January 1, 2019.  In January 2018, the FASB issued Accounting Standards Update 2018-01, Leases (ASU 2018-01), which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entities adoption of ASU 2016-02.  TDS plans to adopt ASU 2018-01 in conjunction with its adoption of ASU 2016-02.  TDS is evaluating the full effect that adoption of ASU 2016-02 and ASU 2018-01 will have on its financial condition, results of operations and disclosures.  Upon adoption, TDS expects a substantial increase to assets and liabilities on its balance sheet and is in the process of implementing a new lease management and accounting system to assist in the application of the new standard.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13).  ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses.  It also requires additional disclosure relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances.  TDS is required to adopt ASU 2016-13 on January 1, 2020, using the modified retrospective approach.  Early adoption is permitted as of January 1, 2019.  TDS is evaluating the effects that adoption of ASU 2016-13 will have on its financial position, results of operations and disclosures.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities on a net basis within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $23 million and $19 million for the three months ended March 31, 2018 and 2017, respectively.

Note 2 Revenue Recognition

Change in Accounting Policy

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers and has since amended the standard with Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, Accounting Standards Update 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, collectively referred to hereinafter as ASU 2014-09.  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  In February 2017, the FASB issued Accounting Standards Update 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets:  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05).  ASU 2017-05 clarifies how entities account for the derecognition of a nonfinancial asset and adds guidance for partial sales of nonfinancial assets.  TDS adopted the provisions of ASU 2014-09 and ASU 2017-05 and applied them to all contracts as of January 1, 2018, using a modified retrospective method.  Under this method, the new accounting standard is applied only to the most recent period presented, recognizing the cumulative effect of the accounting change as an adjustment to the beginning balance of retained earnings.  Accordingly, prior periods have not been recast to reflect the new accounting standard.  The cumulative effect of applying the provisions of ASU 2014-09 resulted in an increase of $164 million in retained earnings as of January 1, 2018.  ASU 2017-05 had no impact to retained earnings as of January 1, 2018.

As a practical expedient, TDS groups similar contracts or similar performance obligations together into portfolios of contracts or performance obligations if doing so does not result in a significant difference from applying the new accounting standard to the individual contracts.  TDS applies this grouping method for the following types of transactions: device activation fees, contract acquisition costs, contract fulfillment costs, and certain customer promotions.  Contract portfolios will be recognized over the respective expected customer lives or terms of the contracts.

The line items impacted by the adoption of ASU 2014-09 and ASU 2017-05 in the Consolidated Statement of Operations and the Consolidated Balance Sheet are presented below.

Consolidated Statement of Operations

	Results under prior accounting standards

Three Months Ended March 31, 2018		Adjustment	As reported
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,008	$(30)	$978
Equipment and product sales	226	21	247
Total operating revenues	1,235	(10)	1,225
Cost of equipment and products	249	(3)	246
(Gain) loss on license sales and exchanges, net	(6)	(1)	(7)
Total operating expenses	1,149	(4)	1,145
Operating income (loss)	86	(6)	80
Income (loss) before income taxes	87	(6)	81
Income tax expense (benefit)	26	(2)	24
Net income (loss)	61	(4)	57
Less: Net income attributable to noncontrolling interests, net of tax	19	(1)	18
Net income (loss) attributable to TDS shareholders	42	(3)	39
Net income (loss) available to TDS common shareholders	42	(3)	39
Basic earnings (loss) per share available to TDS common shareholders	0.38	(0.03)	0.35
Diluted earnings (loss) per share available to TDS common shareholders	0.37	(0.03)	0.34

The decrease in Service revenues and the increase in Equipment and product sales revenues are driven primarily by differences in the timing and classification of revenue recognized for certain arrangements with multiple performance obligations and ceasing to record deferred imputed interest and the resulting interest income on equipment installment contracts.  Under prior accounting standards, revenues were allocated to deliverables using the relative selling price method, where consideration was allocated to each element on the basis of its relative selling price.  Revenue recognized for the delivered items was limited to the amount due from the customer that was not contingent upon the delivery of additional products or services.  Under ASU 2014-09, the revenue allocation of the transaction price is based on the relative standalone selling prices of the individual performance obligations in the customer’s contract, and the resulting revenue attributable to each is recognized as control over the performance obligation is transferred to the customer.  This has resulted in increased Equipment and product sales revenues as more revenue is allocated to discounted equipment than under prior accounting standards.  Under prior accounting standards, TDS deferred imputed interest related to equipment installment plan receivable contracts that exceeded twelve months, and recognized the corresponding interest income over the contract period in Service revenues.  Under the provisions of ASU 2014-09, TDS has determined that equipment installment plan contracts do not contain a significant financing component, and accordingly, TDS ceased recording deferred imputed interest and the resulting interest income on equipment installment contracts upon the adoption of ASU 2014-09.

Cost of equipment and products decreased due to a change in timing of recognition of cost of goods sold in the agent channel.  Under prior accounting standards, Equipment and product sales to agents and the related Cost of equipment and products was recognized when equipment was sold through from the agent to end user customers.  In accordance with the provisions of ASU 2014-09, such amounts are recognized when TDS delivers the equipment to the agent.

Under ASU 2017-05, (Gain) loss on license sales and exchanges, net is calculated by subtracting the carrying amount of the distinct asset being disposed from the consideration measured and allocated to that distinct asset.  The consideration, or transaction price, is the fair value of the licenses received.  Under prior accounting standards, the transaction price was typically the fair value of the licenses surrendered.  This change in guidance has resulted in a decrease in (Gain) loss on license sales and exchanges, net.

Consolidated Balance Sheet

	Results under prior accounting standards
		Adjustment	As reported
As of March 31, 2018
(Dollars in millions)
Accounts receivable
Customers and agents, less allowances	$808	$59	$867
Other, less allowances	99	(11)	88
Prepaid expenses	125	(21)	104
Other current assets	28	14	42
Total current assets	2,001	42	2,043
Licenses	2,239	1	2,240
Investments in unconsolidated entities	474	14	488
Other assets and deferred charges	412	175	587
Total assets	9,249	232	9,481
Customer deposits and deferred revenues	194	(25)	169
Other current liabilities	91	4	95
Total current liabilities	771	(21)	750
Deferred income tax liability, net	580	54	634
Other deferred liabilities and credits	509	7	516
Retained earnings	2,535	161	2,696
Total TDS shareholders' equity	4,311	161	4,472
Noncontrolling interests	637	30	667
Total equity	4,948	191	5,139
Total liabilities and equity	9,249	232	9,481

As a result of adoption of ASU 2014-09, TDS recorded short-term and long-term contract assets and contract liabilities in its Consolidated Balance Sheet as of March 31, 2018.  Under ASU 2014-09, the timing of recognition of revenue for each performance obligation may differ from the timing of the customer billing, creating a contract asset or contract liability.  See Contract Balances below for additional information.  Contract assets are included in Other current assets if short-term in nature or Other assets and deferred charges if long-term in nature.  Short-term contract liabilities are classified as Customer deposits and deferred revenues and long-term contract liabilities are included in Other deferred liabilities and credits.  Accounts receivable increased as a result of TDS ceasing to record deferred imputed interest.  Certain prepaid expenses have been reclassified as contract cost assets, which are a component of Other assets and deferred charges.  Investments in unconsolidated entities increased due to the cumulative effect of applying the provisions of ASU 2014-09 to certain of TDS’ equity method investments as of January 1, 2018.  Deferred income tax liabilities, net, increased due to the provisions of ASU 2014-09 increasing the net basis of assets on a U.S. GAAP basis, without a corresponding increase in tax basis. Contract cost assets have also been created as a result of ASU 2014-09 due to capitalization of fulfillment costs and costs to obtain a new contract.  See Contract Cost Assets below for additional information.

Nature of goods and services

The following is a description of principal activities from which TDS generates its revenues.

Products and services	Nature, timing of satisfaction of performance obligations, and significant payment terms

Wireless services

Wireless service includes voice, messaging and data services.  Revenue is recognized in Service revenues as wireless service is provided to the customer.  Wireless services are generally billed and paid in advance on a monthly basis.

Wireless devices and accessories

U.S. Cellular offers a comprehensive range of wireless devices such as handsets, modems, mobile hotspots, home phones and tablets for use by its customers, as well as accessories.  U.S. Cellular also sells wireless devices to agents and other third-party distributors for resale.  U.S. Cellular frequently discounts wireless devices sold to new and current customers.  U.S. Cellular also offers customers the option to purchase certain devices under installment contracts over a specified time period.  For certain equipment installment plans, after a specified period of time, the customer may have the right to upgrade to a new device.  Such upgrades require the customer to enter into an equipment installment contract for the new device, and transfer the existing device to U.S. Cellular.  U.S. Cellular recognizes revenue in Equipment and product sales revenues when control of the device or accessory is transferred to the customer, which is generally upon delivery.

Wireless roaming

U.S. Cellular receives roaming revenues when other wireless carriers’ customers use U.S. Cellular’s wireless systems.  U.S. Cellular recognizes revenue in Service revenues when the roaming service is provided to the other carrier’s customer.

Wireless Eligible Telecommunications Carrier (ETC) Revenues

Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive support payments from the Universal Service Fund if they provide specified services in “high cost” areas.  ETC revenues recognized in the reporting period represent the amounts which U.S. Cellular is entitled to receive for such period, as determined and approved in connection with U.S. Cellular’s designation as an ETC in various states.

Wireless tower rents

U.S. Cellular receives tower rental revenues when another carrier leases tower space on a U.S. Cellular owned tower.  U.S. Cellular recognizes revenue in Service revenues in the period during which the services are provided.

Activation fees

TDS charges its end customers activation fees in connection with the sale of certain services and equipment.  Activation fees charged by TDS Telecom in conjunction with a service offering are deferred and recognized over the average customer’s service period.  These fees charged at U.S. Cellular are deferred and recognized over the period benefitted.

Wireline services

Wireline services include broadband, video and voice services.  Revenue is recognized in Service revenues as service is provided to the customer.  Wireline services are generally billed and paid in advance on a monthly basis.

Wireline wholesale revenues

Wholesale revenues include network access services primarily to interexchange and wireless carriers for data and voice traffic on TDS Telecom’s network, special access services and state and federal support payments, including A-CAM.  Wholesale revenues are recorded as the related service is provided.

Cable services

Cable services include broadband, video and voice services.  Revenue is recognized in Service revenues as service is provided to the customer.  Cable services are generally billed and paid in advance on a monthly basis.

IT hardware sales	TDS recognizes equipment revenue when it no longer has any requirements to perform, when title has passed and when the products are accepted by the customer.
Hosted and managed services

HMS Service revenues consist of cloud and hosting solutions, managed services, Enterprise Resource Planning (ERP) application management, colocation services, and IT hardware related maintenance and professional services.  Revenues related to these services are recognized as services are provided.

Significant Judgments

U.S. Cellular and TDS Telecom sell bundled service and equipment offerings.  In these instances, TDS recognizes its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof.  Revenues from sales of equipment and products are recognized when control has transferred to the customer.  Service revenues are recognized as the related service is provided.  Services are deemed to be highly interrelated when the method and timing of transfer and performance risk are the same.  Highly interrelated services that are determined to not be distinct have been grouped into a single performance obligation.  Each month of services promised is a performance obligation. The series of monthly service performance obligations promised over the course of the contract are combined into a single performance obligation for purposes of the allocation.

TDS has made judgments regarding transaction price, including but not limited to issues relating to variable consideration, time value of money and returns.  When determined to be significant in the context of the contract, these items are considered in the valuation of transaction price at contract inception or modification, as appropriate.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and timing of revenue recognition.  Service revenues are recognized over time and Equipment sales are point in time.

		TDS Telecom
Three Months Ended March 31, 2018	U.S. Cellular	Wireline	Cable	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$649	–	–	–	–	$649
Inbound roaming	27	–	–	–	–	27
Residential	–	80	46	126	–	126
Commercial	–	48	10	57	–	57
Wholesale	–	47	–	47	–	47
Other service	32	–	–	–	18	50
Service revenues from contracts with customers	708	175	55	230	18	956
Equipment and product sales	218	–	–	–	29	247
Total revenues from contracts with customers [1]	$926	175	55	230	47	$1,203

Numbers may not foot due to rounding.

[1]	These amounts do not include revenues outside the scope of ASU 2014-09; therefore, revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations.

Contract Balances

For contracts that involve multiple element service and equipment offerings, the transaction price is allocated to each performance obligation based on its relative standalone selling price.  When payment is collected in advance of delivery of goods or services, a contract liability is recorded.  A contract asset is recorded when revenue is recognized in advance of TDS’ right to receive consideration.  Once there is an unconditional right to receive the consideration, TDS bills the customer under the terms of the respective contract and the amounts are recorded as receivables.

TDS recognizes Equipment and product sales revenue when the equipment is delivered to the customer and a corresponding contract asset or liability is recorded for the difference between the amount of revenue recognized and the amount billed to the customer in cases where discounts are offered.  The contract asset or liability is reduced over the contract term as service is provided and billed to the customer.

The accounts receivable balance related to amounts billed and not paid on contracts with customers, net of allowances, is shown in the table below.  Bad debts expense recognized for the three months ended March 31, 2018, related to receivables was $20 million.

Three Months Ended
March 31, 2018
(Dollars in millions)
Accounts receivable
Customer and agents	$863
Other	66
Total [1]	$929

[1]

These amounts do not include accounts receivable related to revenues outside the scope of ASU 2014-09; therefore, accounts receivable line items presented in this table will not agree to amounts presented in the Consolidated Balance Sheet.

The following table provides a rollforward of contract assets from contracts with customers, which are recorded in Other current assets and Other assets and deferred charges in the Consolidated Balance Sheet.

Contract Assets
(Dollars in millions)
Balance at December 31, 2017	$–
Change in accounting policy	28
Contract additions	8
Terminated contracts	(1)
Bad debts expense	–
Revenue recognized	(8)
Balance at March 31, 2018	$27

The following table provides a rollforward of contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues and Other deferred liabilities and credits in the Consolidated Balance Sheet.

Contract Liabilities
(Dollars in millions)
Balance at December 31, 2017	$–
Change in accounting policy - Deferred revenues reclassification [1]	209
Change in accounting policy - Retained earnings impact	(22)
Contract additions	54
Terminated contracts	–
Revenue recognized	(74)
Balance at March 31, 2018	$167

[1]	This amount represents TDS' obligation to transfer goods or services to customers for which it had received payment and classified as deferred revenue at December 31, 2017.

Transaction price allocated to the remaining performance obligations

The following table includes estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates are based on contracts in place as of March 31, 2018, and may vary from actual results due to future contract modifications.  As a practical expedient, revenue related to contracts of less than one year, generally contracts with month-to-month customers, are excluded from these estimates.

Service Revenue
(Dollars in millions)
Remainder of 2018	$371
2019	173
Thereafter	68
Total	$612

TDS has certain contracts at U.S. Cellular and TDS Telecom in which it bills customers an amount equal to a fixed per-unit price multiplied by a variable quantity.  Because TDS invoices customers in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, TDS may recognize revenue in that amount.  As a practical expedient, these contracts will be excluded from the estimate of future revenues expected to be recognized related to performance obligations that are unsatisfied as of the end of a reporting period.

Contract Cost Assets

TDS expects that incremental commission fees paid as a result of obtaining contracts are recoverable and therefore TDS capitalizes these costs.  As a practical expedient, costs with an amortization period of one year or less are not capitalized.  TDS also incurs fulfillment costs, such as installation costs, where there is an expectation that a future benefit will be realized.  Capitalized commission fees and fulfillment costs are amortized based on the transfer of the goods or services to which the assets relate, typically the contract term.  Contract cost asset balances, which are recorded in Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

March 31, 2018
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$149
Fulfillment costs
Installation costs	10
Total contract cost assets	$159

Amortization of contract cost assets was $31 million for the three months ended March 31, 2018, and was included in Selling, general and administrative expense.  There was no impairment loss recognized for the three months ended March 31, 2018, related to contract cost assets.

Note 3 Fair Value Measurements

As of March 31, 2018 and December 31, 2017, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	March 31, 2018		December 31, 2017
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$779	$779	$619	$619
Short-term investments	1	–	–	100	100
Long-term debt
Retail	2	1,753	1,783	1,753	1,783
Institutional	2	534	555	534	522
Other	2	191	190	194	194

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs.  The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 6.95% Senior Notes, 7.25% 2063 Senior Notes and 7.25% 2064 Senior Notes.  TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter.  TDS’ “Other” debt consists of a senior term loan credit facility and other borrowings with financial institutions.  TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 4.58% to 7.45% and 4.74% to 7.13% at March 31, 2018 and December 31, 2017, respectively.

Note 4 Equipment Installment Plans

TDS sells devices to customers under equipment installment plans over a specified time period.  For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  TDS values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  When a customer exercises the trade-in option, both the outstanding receivable and guarantee liability balances related to the respective device are reduced to zero, and the value of the used device that is received in the transaction is recognized as inventory.  If the customer does not exercise the trade-in option at the time of eligibility, TDS begins amortizing the liability and records this amortization as additional equipment revenue.  As of March 31, 2018 and December 31, 2017, the guarantee liability related to these plans was $13 million and $15 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

The following table summarizes equipment installment plan receivables as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
(Dollars in millions)
Equipment installment plan receivables, gross	$871	$873
Deferred interest	–	(80)
Equipment installment plan receivables, net of deferred interest	871	793
Allowance for credit losses	(66)	(65)
Equipment installment plan receivables, net	$805	$728

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$496	$428
Other assets and deferred charges (Non-current portion)	309	300
Equipment installment plan receivables, net	$805	$728

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

	March 31, 2018			December 31, 2017
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$809	$19	$828	$807	$20	$827
Billed — current	28	1	29	31	1	32
Billed — past due	12	2	14	12	2	14
Equipment installment plan receivables, gross	$849	$22	$871	$850	$23	$873

Activity for the three months ended March 31, 2018 and 2017, in the allowance for credit losses balance for the equipment installment plan receivables was as follows:

	March 31, 2018	March 31, 2017
(Dollars in millions)
Allowance for credit losses, beginning of period	$65	$50
Bad debts expense	14	15
Write-offs, net of recoveries	(13)	(12)
Allowance for credit losses, end of period	$66	$53

Note 5 Income Taxes

In December 2017, the Tax Act was signed into law.  Following the guidance of the FASB’s Accounting Standards Update 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, tax expense for the year ended December 31, 2017, included a provisional estimate for the impact of the Tax Act on TDS’ 2017 depreciation deduction.  Tax expense for the three months ended March 31, 2018, includes an income tax benefit of $3 million related to adjusting this provisional estimate.  TDS has not completed a full analysis of contracts and agreements related to fixed assets placed in service during 2017.  TDS expects any final adjustments to the provisional amounts to be recorded by the third quarter of 2018, which could be material to TDS’ financial statements.

Note 6 Earnings Per Share

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended
	March 31,
	2018	2017
(Dollars and shares in millions, except per share amounts)
Basic earnings per share available to TDS common
shareholders:
Net income available to TDS common shareholders used in basic earnings per share	$39	$37
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	–	–
Net income available to TDS common shareholders
used in diluted earnings per share	$39	$37

Weighted average number of shares used in basic
earnings per share:
Common Shares	104	103
Series A Common Shares	7	7
Total	111	110

Effects of dilutive securities	2	2
Weighted average number of shares used in diluted
earnings per share	113	112

Basic earnings per share available to TDS common
shareholders	$0.35	$0.34

Diluted earnings per share available to TDS common
shareholders	$0.34	$0.33

Certain Common Shares issuable upon the exercise of stock options, vesting of performance and restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share available to TDS common shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 4 million for both the three months ended March 31, 2018 and 2017.

Note 7 Intangible Assets

Activity related to Licenses for the three months ended March 31, 2018, is presented below.

Licenses

(Dollars in millions)
Balance at December 31, 2017	$2,232
Acquisitions	1
Transferred to Assets held for sale	(10)
Exchanges - Licenses received	18
Exchanges - Licenses surrendered	(1)
Balance at March 31, 2018	$2,240

Note 8 Investments in Unconsolidated Entities

Investments in unconsolidated entities consist of amounts invested in wireless and wireline entities in which TDS holds a noncontrolling interest.  On January 1, 2018, TDS adopted Accounting Standards Update 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) using the modified retrospective approach.  Accordingly, prior periods have not been recast to reflect the new accounting principle.  Equity securities are measured at fair value with changes in value recognized in Net income.  The cumulative effect of applying the provisions of ASU 2016-01 resulted in an increase of $1 million in retained earnings as of January 1, 2018.

TDS’ Investments in unconsolidated entities are accounted for using either the equity method or measurement alternative method as shown in the table below.  The measurement alternative method was elected for investments without readily determinable fair values formerly accounted for under the cost method.  The measurement alternative fair value represents cost minus any impairments plus or minus any observable price changes.  TDS did not have an impairment or observable price change related to these investments for the three months ended March 31, 2018.

	March 31,	December 31,
	2018	2017
(Dollars in millions)
Equity method investments	469	435
Measurement alternative method investments	19	18
Total investments in unconsolidated entities	$488	$453

The following table, which is based in part on information provided by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
Revenues	$1,663	$1,615
Operating expenses	1,213	1,217
Operating income	450	398
Other expense, net	(1)	–
Net income	$449	$398

Note 9 Variable Interest Entities

Consolidated VIEs

TDS consolidates variable interest entities (VIEs) in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE.  TDS reviews these criteria initially at the time it enters into agreements and subsequently when events warranting reconsideration occur.  These VIEs have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2017.

During 2017, U.S. Cellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the USCC Master Note Trust (Trust), special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables.  Under a Receivables Sale Agreement, U.S. Cellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, will transfer device equipment installment plan contracts to the Seller/Sub-Servicer.  The Seller/Sub-Servicer will aggregate device equipment installment plan contracts, and perform servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts.  The Seller/Sub-Servicer will sell the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which will subsequently sell the receivables to the Trust.  The Trust, which is bankruptcy remote and isolated from the creditors of U.S. Cellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust.  Given that U.S. Cellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, U.S. Cellular is deemed to have a controlling financial interest in the SPEs and, therefore, consolidates them.  All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables.

The following VIEs were formed to participate in FCC auctions of wireless spectrum and to fund, establish, and provide wireless service with respect to any FCC licenses won in the auctions:

  Advantage Spectrum, L.P. (Advantage Spectrum) and Sunshine Spectrum, Inc., the general partner of Advantage Spectrum;
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

In the first quarter of 2018, U.S. Cellular received an initial liquidating distribution of substantially all of the remaining assets of Aquinas Wireless.  The final liquidating distribution is expected during the second quarter of 2018, and Aquinas Wireless will then be subsequently dissolved.

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

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31,	December 31,
	2018	2017
(Dollars in millions)
Assets
Cash and cash equivalents	$1	$3
Accounts receivable	541	473
Other current assets	7	7
Licenses	648	648
Property, plant and equipment, net	86	89
Other assets and deferred charges	320	304
Total assets	$1,603	$1,524

Liabilities
Current liabilities	$29	$36
Deferred liabilities and credits	13	12
Total liabilities	$42	$48

Unconsolidated VIEs

TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.

TDS’ total investment in these unconsolidated entities was $5 million and $4 million at March 31, 2018 and December 31, 2017, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.

Other Related Matters

During the three months ended March 31, 2018 and 2017, TDS made contributions, loans and/or advances to its VIEs totaling $19 million and $654 million, respectively; of these amounts $10 million and $650 million, respectively, are related to USCC EIP LLC as discussed above.  TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

During the three months ended March 31, 2018, TDS recorded out-of-period adjustments attributable to 2016 and 2017 due to errors in the application of accounting guidance applicable to the calculation of Noncontrolling interests with redemption features related to King Street Wireless, Inc.  These out-of-period adjustments had the impact of increasing Net income attributable to noncontrolling interests, net of tax, by $6 million and decreasing Net income attributable to TDS shareholders by $6 million for the three months ended March 31, 2018.  TDS determined that these adjustments were not material to any of the periods impacted.

Note 10 Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

Three Months Ended March 31,	2018	2017
(Dollars in millions)
Net income attributable to TDS shareholders	$39	$37
Transfers to noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(2)	(1)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	–	–
Purchase of ownership in subsidiaries from noncontrolling interests	–	–
Net transfers to noncontrolling interests	(2)	(1)
Change from net income attributable to TDS and transfers to noncontrolling interests	$37	$36

Note 11 Business Segment Information

U.S. Cellular and TDS Telecom are billed for all services they receive from TDS, consisting primarily of information processing, accounting and finance, and general management services.  Such billings are based on expenses specifically identified to U.S. Cellular and TDS Telecom and on allocations of common expenses.  Management believes the method used to allocate common expenses is reasonable and that all expenses and costs applicable to U.S. Cellular and TDS Telecom are reflected in the accompanying business segment information on a basis that is representative of what they would have been if U.S. Cellular and TDS Telecom operated on a stand-alone basis.  TDS has re-evaluated internal reporting roles with regard to its HMS business unit and, as a result, has changed its reportable segments.  Effective January 1, 2018, HMS is no longer reported under TDS Telecom, but is reported as a part of Corporate, Eliminations and Other.  Prior periods have been recast to conform to the revised presentation.

Financial data for TDS’ reportable segments for the three month periods ended, or as of March 31, 2018 and 2017, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of March 31, 2018¹	U.S. Cellular	Wireline	Cable	TDS Telecom Total[2]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$724	$175	$55	$230	$24	$978
Equipment and product sales	218	–	–	–	29	247
Total operating revenues	942	175	55	231	52	1,225
Cost of services (excluding Depreciation, amortization
and accretion reported below)	179	65	26	90	19	288
Cost of equipment and products	219	–	–	–	27	246
Selling, general and administrative	326	47	13	60	9	395
Depreciation, amortization and accretion	159	37	17	54	8	221
(Gain) loss on asset disposals, net	1	–	–	–	1	2
(Gain) loss on license sales and exchanges, net	(7)	–	–	–	–	(7)
Operating income (loss)	65	26	(1)	25	(10)	80
Equity in earnings of unconsolidated entities	38	–	–	–	–	38
Interest and dividend income	4	1	–	1	–	5
Interest expense	(29)	–	–	–	(14)	(43)
Other, net	(1)	1	–	1	1	1
Income (loss) before income taxes	77	28	(1)	27	(23)	81
Income tax expense (benefit)[3]	22			6	(4)	24
Net income (loss)	55			21	(19)	57
Add back:
Depreciation, amortization and accretion	159	37	17	54	8	221
(Gain) loss on asset disposals, net	1	–	–	–	1	2
(Gain) loss on license sales and exchanges, net	(7)	–	–	–	–	(7)
Interest expense	29	–	–	–	14	43
Income tax expense (benefit)[3]	22			6	(4)	24
Adjusted EBITDA[4]	$259	$65	$16	$81	$–	$340

Investments in unconsolidated entities	$450	$4	$–	$4	$34	$488
Total assets	$7,048	$1,264	$644	$1,901	$532	$9,481
Capital expenditures	$70	$29	$11	$40	$5	$115

		TDS Telecom
Three Months Ended or as of March 31, 2017	U.S. Cellular	Wireline	Cable	TDS Telecom Total[2]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$746	$179	$49	$228	$23	$997
Equipment and product sales	190	–	–	–	51	241
Total operating revenues	936	179	49	228	74	1,238
Cost of services (excluding Depreciation, amortization
and accretion reported below)	175	63	24	87	20	282
Cost of equipment and products	228	1	–	1	41	270
Selling, general and administrative[5]	339	48	13	61	7	407
Depreciation, amortization and accretion	153	39	10	49	9	211
(Gain) loss on asset disposals, net	4	–	–	1	(1)	4
(Gain) loss on license sales and exchanges, net	(17)	–	–	–	–	(17)
Operating income (loss)[5]	54	28	2	30	(3)	81
Equity in earnings of unconsolidated entities	33	–	–	–	(1)	32
Interest and dividend income	3	1	–	1	–	4
Interest expense	(28)	–	–	–	(14)	(42)
Other, net[5]	(1)	1	–	1	2	2
Income (loss) before income taxes	61	30	2	32	(16)	77
Income tax expense (benefit)[3]	33			13	(12)	34
Net income (loss)	28			19	(4)	43
Add back:
Depreciation, amortization and accretion	153	39	10	49	9	211
(Gain) loss on asset disposals, net	4	–	–	1	(1)	4
(Gain) loss on license sales and exchanges, net	(17)	–	–	–	–	(17)
Interest expense	28	–	–	–	14	42
Income tax expense (benefit)[3]	33			13	(12)	34
Adjusted EBITDA[4]	$229	$69	$13	$82	$6	$317

Investments in unconsolidated entities	$434	$4	$–	$4	$34	$472
Total assets	$7,024	$1,204	$609	$1,815	$510	$9,349
Capital expenditures	$61	$17	$9	$27	$8	$96

Numbers may not foot due to rounding.

[1]

As of January 1, 2018, TDS adopted ASU 2014-09 using a modified retrospective approach.  Under this method, the new accounting standard is applied only to the most recent period presented.  As a result, 2018 amounts include the impacts of ASU 2014-09, but 2017 amounts remain as previously reported, except as specifically stated.  See Note 2 — Revenue Recognition for additional information.

[2]	TDS Telecom Total includes eliminations between the Wireline and Cable segments.

[3]	Income tax expense (benefit) is not provided at the individual segment level for Wireline and Cable. TDS calculates income tax expense for “TDS Telecom Total”.

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

[5]

ASU 2017-07, regarding net periodic pension cost and net periodic postretirement benefit cost was adopted as of January 1, 2018, and applied retrospectively.  All prior year numbers have been recast to conform to this standard.

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

As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of March 31, 2018, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting, except as follows: TDS implemented internal controls to ensure that, upon adoption of the new revenue recognition accounting standard, ASU 2014-09, effective January 1, 2018, and for all periods thereafter, contracts will be properly evaluated and any impacts to the financial statements will be recognized in accordance with this new accounting standard.

Legal Proceedings

The United States Department of Justice (DOJ) has notified TDS, that it is conducting an inquiry of U.S. Cellular and TDS under the federal False Claims Act.  The DOJ is investigating U.S. Cellular’s participation in spectrum auction 73 conducted by the FCC in 2008.  U.S. Cellular is a limited partner in a limited partnership which qualified for the 25% bid credit in the auction.  TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with the limited partnership and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules.  At this time, TDS cannot predict the outcome of this review.

Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2017, for additional information.  There have been no material changes to such information since December 31, 2017.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.  TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2018.

The maximum dollar value of shares that may yet be purchased under this program was $199 million as of March 31, 2018.  There were no purchases made by or on behalf of TDS, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit facilities in the first quarter of 2018 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit facilities as of March 31, 2018, or as of the filing date of this Form 10-Q.

Further, U.S. Cellular did not borrow or repay any cash amounts under its receivables securitization facility in the first quarter of 2018 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under its receivables securitization facility as of March 31, 2018, or as of the filing date of this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents
Exhibit 10.1

Form of U.S. Cellular 2013 Long-Term Incentive Plan 2018 Performance Award Agreement for the President and CEO of U.S. Cellular is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular’s Current Report on Form 8-K dated March 12, 2018.

Exhibit 10.2	Form of 2018 TDS Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated March 14, 2018.
Exhibit 10.3	TDS 2018 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated March 23, 2018.
Exhibit 11	Statement regarding computation of per share earnings is included herein as Note 6 — Earnings Per Share in the Notes to Consolidated Financial Statements.
Exhibit 12	Statement regarding computation of ratio of earnings to fixed charges.
Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.
Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2017.  Reference is made to TDS’ Form 10-K for the year ended December 31, 2017, for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	35 - 41
		Notes to Consolidated Financial Statements	42 - 57

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 33

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	58

Part II.	Other Information

	Item 1.	Legal Proceedings	58

	Item1A.	Risk Factors	34

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

	Item 5.	Other Information	59

	Item 6.	Exhibits	60

Signatures			62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 4, 2018	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	May 4, 2018	/s/ Douglas D. Shuma
Douglas D. Shuma Senior Vice President - Finance and Chief Accounting Officer (principal financial officer and principal accounting officer)

Date:	May 4, 2018	/s/ Anita J. Kroll
Anita J. Kroll Vice President and Controller