Form 10-Q
period 2018-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2018-08-03
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		[ ]	[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class		Outstanding at June 30, 2018
Common Shares, $0.01 par value		104,636,089 Shares
Series A Common Shares, $0.01 par value		7,273,678 Shares

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and six months ended June 30, 2018, to the three and six months ended June 30, 2017.  It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2017.  Certain numbers included herein are rounded to millions for ease of presentation; however, calculated amounts and percentages are determined using the unrounded numbers.

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

General

TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide.  TDS provides wireless services through its 83%-owned subsidiary, United States Cellular Corporation (U.S. Cellular).  TDS also provides wireline and cable services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom).  See Note 12 — Business Segment Information in the Notes to Consolidated Financial Statements for summary financial information on each business segment.

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
  U.S. Cellular continues to devote efforts to enhance its network capabilities. To date, VoLTE technology has been launched successfully in California, Iowa, Oregon, Washington and Wisconsin, and deployments in several additional operating markets will occur later this year. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice and simultaneous voice and data sessions. In addition, the deployment of VoLTE technology expands U.S. Cellular’s ability to offer roaming services to other wireless carriers.
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

  TDS Telecom’s Wireline business continues to focus on driving growth in its video, broadband, and managedIP services by investing in fiber inside existing markets and in new out-of-territory markets.  With support from the FCC’s A-CAM program, Wireline will deploy higher speed broadband services to more rural areas.
  TDS Telecom’s Cable business continues to make network capacity investments and offer more advanced services in its markets in line with its strategy to increase broadband penetration.
  TDS Telecom’s Wireline and Cable businesses are investing in a Cloud TV platform to enhance video services.

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
  Auctions 1000, 1001, and 1002 – Auction 1000 is an FCC auction of 600 MHz spectrum licenses that started in 2016 and concluded in 2017 involving: (1) a “reverse auction” in which broadcast television licensees submitted bids to voluntarily relinquish spectrum usage rights in exchange for payments (referred to as Auction 1001);  (2) a “repacking” of the broadcast television bands in order to free up certain broadcast spectrum for other uses; and (3) a “forward auction” of licenses for spectrum cleared through this process to be used for wireless communications (referred to as Auction 1002).
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
  Connected Devices – non-handset devices that connect directly to the U.S. Cellular network.  Connected devices include products such as tablets, watches, modems, and hotspots.
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
  U.S. Cellular Connections - individual lines of service associated with each device activated by a customer.  Connections include all types of devices that connect directly to the U.S. Cellular network.

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

Results of Operations — TDS Consolidated

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018¹	2017	2018 vs. 2017	2018¹	2017	2018 vs. 2017
(Dollars in millions)
Operating revenues
U.S. Cellular	$974	$963	1%	$1,915	$1,899	1%
TDS Telecom	230	231	–	461	459	–
All other[2]	51	53	(4)%	104	127	(18)%
Total operating revenues	1,255	1,247	1%	2,480	2,485	–
Operating expenses
U.S. Cellular	918	958	(4)%	1,794	1,840	(2)%
TDS Telecom	212	200	6%	417	398	5%
All other[2]	64	62	4%	128	138	(8)%
Total operating expenses	1,194	1,220	(2)%	2,339	2,376	(2)%
Operating income (loss)
U.S. Cellular	56	5	>100%	121	59	>100%
TDS Telecom	18	31	(41)%	43	61	(29)%
All other[2]	(13)	(9)	(53)%	(23)	(11)	>(100)%
Total operating income	61	27	>100%	141	109	29%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	40	33	23%	78	65	20%
Interest and dividend income	6	4	65%	11	8	48%
Interest expense	(43)	(43)	(1)%	(86)	(85)	(1)%
Other, net	1	1	(33)%	2	2	(39)%
Total investment and other income (expense)	4	(5)	>100%	5	(10)	>100%

Income before income taxes	65	22	>100%	146	99	47%
Income tax expense	21	10	>100%	45	44	1%

Net income	44	12	>100%	101	55	84%
Less: Net income attributable to noncontrolling interests, net of tax	11	2	>100%	29	8	>100%
Net income attributable to TDS shareholders	$33	$10	>100%	$72	$47	52%

Adjusted OIBDA (Non-GAAP)[3]	$272	$242	12%	$568	$522	9%
Adjusted EBITDA (Non-GAAP)[3]	$319	$280	14%	$659	$597	10%
Capital expenditures	$138	$134	3%	$253	$230	10%

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

Equity in earnings of unconsolidated entities

Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method.  TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $20 million and $17 million for the three months ended June 30, 2018 and 2017, respectively, and $38 and $33 million for the six months ended June 30, 2018 and 2017, respectively, to Equity in earnings of unconsolidated entities.  See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Income tax expense

TDS’ effective tax rate on Income before income taxes for the three and six months ended June 30, 2018, was 31.5% and 30.5%, respectively.  The effective tax rate for the three and six months ended June 30, 2017, was 45.0% and 44.4%, respectively.  The lower rate in 2018 as compared to 2017 is due primarily to the reduction of the U.S. federal corporate tax rate from 35% to 21% as a result of the Tax Act enacted in December 2017.  Due to difficulty in reliably projecting an annual tax rate, TDS calculated income taxes for the six months ended June 30, 2017, based on an estimated year-to-date tax rate.

The bonus depreciation provision of the Tax Act is expected to substantially reduce TDS’ current federal income tax liability in 2018.  See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information related to income taxes.

Net income attributable to noncontrolling interests, net of tax

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Dollars in millions)
U.S. Cellular noncontrolling public shareholders’	$8	$2	$16	$6
Noncontrolling shareholders’ or partners’	3	–	13	2
Net income attributable to noncontrolling interests, net of tax	$11	$2	$29	$8

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income.

Net income attributable to noncontrolling interests, net of tax increased during the six months ended June 30, 2018, due primarily to an out-of-period adjustment recorded in the first quarter of 2018.  TDS determined that this adjustment was not material to any of the periods impacted.  See Note 10 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Three and Six Months Ended

Net income and Adjusted EBITDA increased due primarily to improved Operating income levels at U.S. Cellular as a result of cost savings initiatives and a decrease in Cost of equipment sold.

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
  Employs approximately 5,700 associates
  6,478 cell sites including 4,105 owned towers in service

Operational Overview

As of June 30,			2018	2017
Retail Connections – End of Period
Postpaid			4,468,000	4,478,000
Prepaid			527,000	484,000
Total			4,995,000	4,962,000

	Q2 2018	Q2 2017	YTD 2018	YTD 2017
Postpaid Activity:
Gross Additions	146,000	174,000	275,000	320,000
Net Additions (Losses)	(13,000)	23,000	(50,000)	(4,000)
Churn	1.19%	1.13%	1.21%	1.21%

The decrease in postpaid net additions for the three months ended June 30, 2018, when compared to the same period last year, was driven mainly by both lower handset and tablet gross additions as well as an increase in tablet churn. The decline in tablet gross additions reflects U.S. Cellular‘s decision to curtail promotions of heavily discounted tablets.

The increase in postpaid net losses for the six months ended June 30, 2018, when compared to the same period last year, was driven mainly by lower tablet gross additions and higher tablet churn.

Postpaid Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Average Revenue Per User (ARPU)	$44.74	$44.60	$44.54	$45.00
Average Billings Per User (ABPU)[1]	$57.75	$55.19	$57.42	$55.49

Average Revenue Per Account (ARPA)	$118.57	$119.73	$118.38	$120.46
Average Billings Per Account (ABPA)[1]	$153.03	$148.15	$152.63	$148.54

[1]	Postpaid ABPU and Postpaid ABPA are non-GAAP financial measures. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of these measures.

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

Postpaid ARPU increased for the three months ended June 30, 2018, when compared to the same period last year, driven by increases in device protection plan and regulatory recovery revenues. Such factors were partially offset by the impact of adopting the provisions of ASU 2014-09. Postpaid ARPA decreased for the three months ended June 30, 2018, when compared to the same period last year, due primarily to a decrease in postpaid connections per account driven by higher tablet churn.  Application of the new accounting standard had the impact of reducing ARPU and ARPA for the three months ended June 30, 2018, by $0.41 and $1.07, respectively.

Postpaid ARPU and Postpaid ARPA decreased for the six months ended June 30, 2018, when compared to the same periods last year, due primarily to the impact of adopting the provisions of ASU 2014-09, as well as the impact of overall price reductions on plan offerings. Such factors were partially offset by the increases in device protection plan and regulatory recovery revenues. Application of the new accounting standard had the impact of reducing ARPU and ARPA for the six months ended June 30, 2018, by $0.47 and $1.24, respectively.

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

Postpaid ABPU and ABPA increased for the three and six months ended June 30, 2018, due primarily to an increase in equipment installment plan billings driven primarily by increased penetration of equipment installment plans.

Financial Overview — U.S. Cellular

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			2018 vs.			2018 vs.
	2018¹	2017	2017	2018¹	2017	2017
(Dollars in millions)
Retail service	$652	$647	1%	$1,301	$1,304	–
Inbound roaming	39	31	26%	66	58	15%
Other	50	62	(20)%	98	124	(22)%
Service revenues	741	740	–	1,465	1,486	(1)%
Equipment sales	233	223	5%	450	413	9%
Total operating revenues	974	963	1%	1,915	1,899	1%

System operations (excluding Depreciation, amortization and accretion reported below)	187	189	(1)%	365	364	–
Cost of equipment sold	240	260	(8)%	459	488	(6)%
Selling, general and administrative	342	351	(2)%	668	691	(3)%
Depreciation, amortization and accretion	159	155	3%	317	307	3%
(Gain) loss on asset disposals, net	1	5	(84)%	2	9	(75)%
(Gain) loss on license sales and exchanges, net	(11)	(2)	>(100)%	(17)	(19)	8%
Total operating expenses	918	958	(4)%	1,794	1,840	(2)%

Operating income	$56	$5	>100%	$121	$59	>100%

Net income	$52	$12	>100%	$107	$40	>100%
Adjusted OIBDA (Non-GAAP)[2]	$205	$163	26%	$423	$356	19%
Adjusted EBITDA (Non-GAAP)[2]	$248	$198	25%	$507	$426	19%
Capital expenditures	$86	$84	2%	$155	$145	7%

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

Service revenues consist of:

  Retail Service – Charges for access, airtime, recovery of regulatory costs and value added services, including data services and products

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

  Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:

Total operating revenues

Retail service revenues increased for the three months ended June 30, 2018, and decreased for the six months ended June 30, 2018, as a result of the changes in Postpaid ARPU as previously discussed in the Operational Overview section.

Inbound roaming revenues increased for the three and six months ended June 30, 2018, primarily driven by higher data roaming usage.

Other service revenues decreased for the three and six months ended June 30, 2018, reflecting the exclusion of imputed interest income in 2018 due to the impact of adopting the provisions of ASU 2014-09.  Federal USF revenues remained flat at $23 million and $46 million for the three and six months ended June 30, 2018.  See the Regulatory Matters section in this MD&A for a description of the FCC Mobility Fund II Order (MF2 Order) and its expected impacts on U.S. Cellular’s current Federal USF support.

Equipment sales revenues increased for the three and six months ended June 30, 2018, due to the impact of adopting the provisions of ASU 2014-09, an increase in the average revenue per device sold, a mix shift from feature phones and connected devices to higher end smartphone devices, and an increase in accessories revenue.  Such factors were partially offset by a decrease in the number of devices sold and a reduction in guarantee liability amortization for equipment installment contracts as a result of changes in plan offerings.

See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional details on the financial statement impact of ASU 2014-09.

Cost of equipment sold

Cost of equipment sold decreased for the three and six months ended June 30, 2018, due primarily to a decrease in the number of devices sold, as well as the impact of adopting the provisions of ASU 2014-09.  Such factors were partially offset by increases due to a higher average cost per device sold, an increase in accessories cost, and a mix shift from feature phones and connected devices to higher cost smartphones.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $9 million and $23 million for the three and six months ended June 30, 2018, respectively, due to lower commissions, advertising and bad debts expenses.

Depreciation, amortization and accretion

Depreciation, amortization, and accretion increased for the three and six months ended June 30, 2018, due primarily to an increase in amortization expense related to billing system upgrades.

(Gain) loss on asset disposals, net

Loss on asset disposals, net decreased primarily as a result of fewer disposals of certain network assets.

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
  Cable operates primarily in Colorado, New Mexico, Texas, Utah, and Oregon.

Financial Overview — TDS Telecom

Components of Operating Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			2018 vs.			2018 vs.
	2018¹	2017	2017	2018¹	2017	2017
(Dollars in millions)
Operating revenues
Wireline	$174	$181	(4)%	$349	$360	(3)%
Cable	57	51	12%	112	100	12%
TDS Telecom operating revenues	230	231	–	461	459	–

Operating expenses
Wireline	153	153	–	302	304	(1)%
Cable	59	48	24%	116	95	22%
TDS Telecom operating expenses	212	200	6%	417	398	5%

TDS Telecom operating income	$18	$31	(41)%	$43	$61	(29)%

Net income	$16	$20	(22)%	$37	$40	(7)%
Adjusted OIBDA (Non-GAAP)[2]	$73	$80	(9)%	$152	$160	(5)%
Adjusted EBITDA (Non-GAAP)[2]	$75	$82	(8)%	$156	$164	(4)%
Capital expenditures	$46	$45	4%	$87	$71	22%

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

Three and Six Months Ended

Operating revenues were flat for the three and six months ended June 30, 2018. Lower Wireline wholesale special access revenue and legacy voice and commercial products decreased revenues offset by Cable broadband and Cable and Wireline video connection growth and price increases.

Total operating expenses

Operating expenses increased for the three and six months ended June 30, 2018, due primarily to higher Wireline and Cable video programming costs, Wireline network maintenance and Cable IT-related expenses.  In addition, operating expenses increased due to the impacts of adopting the provisions of ASU 2014-09.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Capital expenditures

Capital spending increased for the three and six months ended June 30, 2018, to support strategic build-outs including market expansions, A-CAM and Cloud TV.

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

Operational Overview

Residential broadband customers are increasingly choosing higher speeds in ILEC markets with 60% choosing speeds of 10 Mbps or greater and 28% choosing speeds of 50 Mbps or greater.	Increases in broadband speeds and video connection growth drove increases in average residential revenue per connection.

Total residential connections decreased by 2% as declines in voice connections outpaced the growth in video and broadband connections.	Total commercial connections decreased by 7% due primarily to a 9% decrease in voice connections, mostly in CLEC markets.

Financial Overview — Wireline

Components of operating Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018¹	2017	2018 vs. 2017	2018¹	2017	2018 vs. 2017
(Dollars in millions)
Residential	$80	$81	(1)%	$160	$160	–
Commercial	46	50	(8)%	94	101	(7)%
Wholesale	46	49	(5)%	94	98	(5)%
Service revenues	173	180	(4)%	348	359	(3)%
Equipment and product sales	–	–	53%	1	1	39%
Total operating revenues	174	181	(4)%	349	360	(3)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	67	65	2%	131	129	2%
Cost of equipment and products	–	1	(41)%	1	1	(32)%
Selling, general and administrative	50	49	1%	97	97	(1)%
Depreciation, amortization and accretion	36	37	(4)%	72	76	(5)%
(Gain) loss on asset disposals, net	1	–	94%	1	1	17%
Total operating expenses	153	153	–	302	304	(1)%

Operating income	$21	$28	(25)%	$47	$56	(16)%

Income before income taxes	$24	$30	(21)%	$52	$60	(13)%
Adjusted OIBDA (Non-GAAP)[2]	$57	$65	(13)%	$120	$133	(9)%
Adjusted EBITDA (Non-GAAP)[2]	$59	$67	(12)%	$124	$137	(9)%
Capital expenditures	$33	$33	2%	$62	$50	24%

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

Residential revenues consist of:

  Broadband services, including fiber-based and other digital, premium and enhanced data services
  Video services
  Voice services

Commercial revenues consist of:

  TDS managedIP voice and data services
  High-speed and dedicated business internet services
  Voice services

Wholesale revenues consist of:

  Network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom’s network and special access services to carriers and others
  Federal and State USF support

Key components of changes in the statement of operations items were as follows:

Total operating revenues

Residential revenues decreased for the three and six months ended June 30, 2018, as declines in voice connections exceeded growth in video connections and rate increases.  Broadband revenues increased due to increases in pricing as customers select faster speeds.  Average voice connections declined 7% while average video connections grew 11%.

Commercial revenues decreased for the three and six months ended June 30, 2018, due to declining connections and services mostly in CLEC markets.

Wholesale revenues decreased for the three and six months ended June 30, 2018, due primarily to decreases in network access and special access services.

Cost of services

Cost of services increased for the three and six months ended June 30, 2018, due to higher programming charges related to growth in video, partially offset by a decrease in the costs of purchasing unbundled network elements, provisioning circuits and providing long-distance services.

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

Operational Overview

Cable connections, including two small tuck-in acquisitions made in Q4 2017, grew 9% due primarily to a 14% increase in broadband connections.

Financial Overview — Cable

Components of Operating Income

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018¹	2017	2018 vs. 2017	2018¹	2017	2018 vs. 2017
(Dollars in millions)
Residential	$47	$41	12%	$92	$82	12%
Commercial	10	9	7%	20	18	10%
Total operating revenues	57	51	12%	112	100	12%

Cost of services (excluding Depreciation, amortization and accretion reported below)	27	24	11%	52	48	9%
Selling, general and administrative	15	13	14%	28	25	10%
Depreciation, amortization and accretion	18	11	63%	35	21	67%
(Gain) loss on asset disposals, net	–	–	(12)%	1	1	(27)%
Total operating expenses	59	48	24%	116	95	22%

Operating income (loss)	$(3)	$3	>(100)%	$(4)	$5	>(100)%

Income (loss) before income taxes	$(2)	$3	>(100)%	$(4)	$5	>(100)%
Adjusted OIBDA (Non-GAAP)[2]	$16	$14	10%	$32	$27	18%
Adjusted EBITDA (Non-GAAP)[2]	$16	$14	10%	$32	$27	19%
Capital expenditures	$13	$12	9%	$24	$21	15%

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
  Voice services

Key components of changes in the statement of operations items were as follows:

Commentary

Total operating revenues

Residential revenues increased for the three and six months ended June 30, 2018, due to tuck-in acquisitions, growth in connections and price increases.

Commercial revenues increased for the three and six months ended June 30, 2018, due primarily to video price increases and increased ad sales.

Cost of services

Cost of services increased for the three and six months ended June 30, 2018, due primarily to increases in video programming fees and circuits expense.

Selling, general and administrative

Selling, general and administrative expenses increased for the three and six months ended June 30, 2018, due to increased IT-related expenses due to a billing conversion and higher property and other taxes.

Depreciation, amortization and accretion

Depreciation, amortization and accretion increased in 2018 due to the amortization of franchise rights and a reduction in depreciable lives of customer premise equipment.  Cable changed its estimated useful life for video franchise rights from indefinite-lived to 15 years due primarily to the effects of increasing competition and advancements in technology for delivering and consuming video programming.  See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for additional information on franchise rights.

Liquidity and Capital Resources

Sources of Liquidity

TDS and its subsidiaries operate capital-intensive businesses.  Historically, TDS has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes.  In the past, TDS’ existing cash and investment balances, funds available under its revolving credit agreements, funds from other financing sources, including a term loan and other long-term debt, and cash flows from operating, certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions.  There is no assurance that this will be the case in the future.  See Market Risk for additional information regarding maturities of long-term debt.

Although TDS currently has a significant cash balance, TDS has incurred negative free cash flow at times in the past and this could occur in the future.  However, TDS believes that existing cash and investment balances, funds available under its revolving credit agreements, receivables securitization agreement and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the coming year.

TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of cable, wireless or wireline telecommunications services, IT services or other businesses, spectrum license or system acquisitions, system development and network capacity expansion, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments.  It may be necessary from time to time to increase the size of the existing revolving credit agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures.  TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain short or long-term financing on acceptable terms, TDS makes significant spectrum license purchases, TDS makes significant business acquisitions, the LA Partnership discontinues or reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.  In addition, although sales of assets or businesses by TDS have been an important source of liquidity in prior periods, TDS does not expect a similar level of such sales in the future.

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

At June 30, 2018, TDS’ consolidated Cash and cash equivalents totaled $873 million compared to $619 million at December 31, 2017.

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

Financing

In May 2018, TDS entered into a new $400 million revolving credit agreement with certain lenders and other parties and U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  Amounts under both of the new revolving credit agreements are available for general corporate purposes, including acquisitions, spectrum purchases and capital expenditures, and may be borrowed, repaid and reborrowed from time to time until maturity in May 2023.  As a result of the new agreements, TDS’ and U.S. Cellular’s previous revolving credit agreements due to expire in June 2021 were terminated.  As of June 30, 2018, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS’ and U.S. Cellular’s unused borrowing capacity was $399 million and $298 million, respectively.  See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information.

In May 2018, U.S. Cellular also amended its senior term loan credit agreement in order to align with the new revolving credit agreement.  There were no significant changes to the maturity date or other key terms of the agreement.

TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit agreements and the senior term loan credit agreement as of June 30, 2018.

U.S. Cellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables for general corporate purposes.  The unused capacity under this agreement was $200 million as of June 30, 2018, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.  As of June 30, 2018, the USCC Master Note Trust (Trust) held $27 million of assets available to be pledged as collateral for the receivables securitization agreement.  U.S. Cellular believes it was in compliance with all of the financial covenants and requirements set forth in its receivables securitization agreement as of that date.

TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.

Long-term debt payments due for the remainder of 2018 and the next four years are $219 million, which represent 9% of the total gross long-term debt obligation at June 30, 2018.

Capital Expenditures

Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2018 and 2017, were as follows:

U.S. Cellular’s capital expenditures for the six months ended June 30, 2018 and 2017, were $155 million and $145 million, respectively.

Capital expenditures for the full year 2018 are expected to be between $500 million and $550 million.  These expenditures are expected to be used principally for the following purposes:

  Enhance network coverage by continuing to deploy VoLTE technology in certain markets and providing additional capacity to accommodate increased network usage, principally data usage, by current customers; and
  Invest in and replace end of life platforms.

TDS Telecom’s capital expenditures for the six months ended June 30, 2018 and 2017, were $87 million and $71 million, respectively.

Capital expenditures for the full year 2018 are expected to be approximately $270 million.  These expenditures are expected to be used principally for the following purposes:

  Maintain and enhance existing infrastructure including build-out requirements to meet state broadband and Federal A-CAM programs;
  Upgrade broadband capacity and speeds;
  Support success-based spending to sustain IPTV, broadband, and Cable growth;
  Build Cloud TV platform; and
  Expand fiber deployment, within and outside of current markets.

TDS plans to finance its capital expenditures program for 2018 using primarily Cash flows from operating activities, existing cash balances and, if required, its receivables securitization and/or revolving credit agreements.

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

Common Share Repurchase Programs

TDS and U.S. Cellular have repurchased and expect to continue to repurchase their Common Shares, in each case subject to any available repurchase program.  However, there were no share repurchases made under these programs in the six months ended June 30, 2018, or in the year ended December 31, 2017.

As of June 30, 2018, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS’ program was $199 million.  For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

U.S. Cellular also has a share repurchase authorization.  As of June 30, 2018, the total cumulative amount of U.S. Cellular Common Shares authorized to be purchased is 5,900,849.

Contractual and Other Obligations

There were no material changes outside the ordinary course of business between December 31, 2017 and June 30, 2018, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis

TDS operates a capital- and marketing-intensive business.  TDS makes substantial investments to acquire wireless licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-reducing upgrades to TDS’ networks.  TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, and short-term and long-term debt financing to fund its acquisitions (including spectrum licenses), construction costs, operating expenses and share repurchases.  Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors.  The following discussion summarizes TDS' cash flow activities for the six months ended June 30, 2018 and 2017.

2018 Commentary

TDS’ Cash, cash equivalents and restricted cash increased $255 million in 2018.  Net cash provided by operating activities was $463 million in 2018 due to net income of $101 million plus non-cash items of $442 million and distributions received from unconsolidated entities of $70 million, including $33 million in distributions from the LA Partnership.  This was partially offset by changes in working capital items which decreased net cash by $150 million.  The working capital changes were primarily influenced by an increase in equipment installment plan receivables and the timing of annual employee bonus payments and vendor and tax payments, partially offset by collections of customer and agent receivables.  The adoption of ASU 2014-09 caused fluctuations in working capital items in the Consolidated Balance Sheet; however, it did not have an impact on total Net cash provided by operating activities.

Cash flows used for investing activities were $161 million.  Cash paid in 2018 for additions to property, plant and equipment totaled $275 million.  Cash paid for acquisitions and licenses was $10 million.  This was partially offset by cash received from the redemption of short-term Treasury bills of $100 million and Cash received from divestitures and exchanges of $21 million.

Cash flows used for financing activities were $47 million, reflecting ordinary activity such as the payment of dividends and the scheduled repayments of debt.

2017 Commentary

TDS’ Cash, cash equivalents and restricted cash decreased $109 million in 2017.  Net cash provided by operating activities was $358 million in 2017, due to net income of $55 million plus non-cash items of $398 million and distributions received from unconsolidated entities of $65 million, including $30 million in distributions from the LA Partnership.  This was partially offset by changes in working capital items which decreased cash by $160 million.  The working capital changes were due to a $107 million increase in equipment installment plan receivables and a $59 million decrease in accounts payable.

The net cash provided by operating activities was offset by Cash flows used for investing activities of $424 million.  Cash paid for additions to property, plant and equipment in 2017 totaled $242 million.  Cash paid for acquisitions and licenses was $200 million which included the remaining $186 million due to the FCC for licenses U.S. Cellular won in Auction 1002.  This was partially offset by Cash received from divestitures and exchanges of $17 million.

Cash flows used for financing activities were $43 million in 2017, reflecting ordinary activity such as the payment of dividends and the scheduled repayments of debt.

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

Short-term investments

Short-term investments decreased $100 million due to the maturity of U.S. Treasury Bills with original maturities of six months.

Other assets and deferred charges

Other assets and deferred charges increased $164 million due primarily to the creation of contract assets and contract cost assets as a result of the adoption of ASU 2014-09.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Accounts payable

Accounts payable decreased $72 million due primarily to reduction of expenses as well as payment timing differences.

Customer deposits and deferred revenues

Customer deposits and deferred revenues decreased $58 million due primarily to the reclassification of certain deferred revenues to Other current assets to reflect the net contract position for each customer contract on the Consolidated Balance Sheet as required by ASU 2014-09, which was adopted on January 1, 2018.  See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Accrued compensation

Accrued compensation decreased $42 million due primarily to employee bonus payments in March 2018.

Deferred income tax liability, net

Deferred income tax liability, net, increased $84 million due primarily to the adoption of ASU 2014-09 increasing the net basis of assets on a U.S. GAAP basis without a corresponding increase in tax basis, as well as the impact of full expensing of qualified property additions following the enactment of the Tax Act.

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

Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.  See Note 12 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
TDS ̶ CONSOLIDATED	2018¹	2017	2018¹	2017
(Dollars in millions)
Net income (GAAP)	$44	$12	$101	$55
Add back:
Income tax expense	21	10	45	44
Interest expense	43	43	86	85
Depreciation, amortization and accretion	220	211	441	422
EBITDA (Non-GAAP)	328	276	673	606
Add back or deduct:
(Gain) loss on asset disposals, net	2	6	3	10
(Gain) loss on license sales and exchanges, net	(11)	(2)	(17)	(19)
Adjusted EBITDA (Non-GAAP)	319	280	659	597
Deduct:
Equity in earnings of unconsolidated entities	40	33	78	65
Interest and dividend income	6	4	11	8
Other, net	1	1	2	2
Adjusted OIBDA (Non-GAAP)	272	242	568	522
Deduct:
Depreciation, amortization and accretion	220	211	441	422
(Gain) loss on asset disposals, net	2	6	3	10
(Gain) loss on license sales and exchanges, net	(11)	(2)	(17)	(19)
Operating income (GAAP)	$61	$27	$141	$109

	Three Months Ended		Six Months Ended
	June 30,		June 30,
U.S. CELLULAR	2018¹	2017	2018¹	2017
(Dollars in millions)
Net income (GAAP)	$52	$12	$107	$40
Add back:
Income tax expense	18	–	40	33
Interest expense	29	28	58	56
Depreciation, amortization and accretion	159	155	317	307
EBITDA (Non-GAAP)	258	195	522	436
Add back or deduct:
(Gain) loss on asset disposals, net	1	5	2	9
(Gain) loss on license sales and exchanges, net	(11)	(2)	(17)	(19)
Adjusted EBITDA (Non-GAAP)	248	198	507	426
Deduct:
Equity in earnings of unconsolidated entities	40	33	78	66
Interest and dividend income	3	2	7	5
Other, net	–	–	(1)	(1)
Adjusted OIBDA (Non-GAAP)	205	163	423	356
Deduct:
Depreciation, amortization and accretion	159	155	317	307
(Gain) loss on asset disposals, net	1	5	2	9
(Gain) loss on license sales and exchanges, net	(11)	(2)	(17)	(19)
Operating income (GAAP)	$56	$5	$121	$59

	Three Months Ended		Six Months Ended
	June 30,		June 30,
TDS TELECOM	2018¹	2017	2018¹	2017
(Dollars in millions)
Net income (GAAP)	$16	$20	$37	$40
Add back or deduct:
Income tax expense	5	13	12	25
Interest expense	–	–	(1)	–
Depreciation, amortization and accretion	53	48	107	97
EBITDA (Non-GAAP)	74	81	155	162
Add back or deduct:
(Gain) loss on asset disposals, net	1	1	1	1
Adjusted EBITDA (Non-GAAP)	75	82	156	164
Deduct:
Interest and dividend income	2	1	3	2
Other, net	1	1	1	2
Adjusted OIBDA (Non-GAAP)	73	80	152	160
Deduct:
Depreciation, amortization and accretion	53	48	107	97
(Gain) loss on asset disposals, net	1	1	1	1
Operating income (GAAP)	$18	$31	$43	$61

	Three Months Ended		Six Months Ended
	June 30,		June 30,
WIRELINE	2018¹	2017	2018¹	2017
(Dollars in millions)
Income before income taxes (GAAP)	$24	$30	$52	$60
Add back or deduct:
Interest expense	–	–	(1)	–
Depreciation, amortization and accretion	36	37	72	76
EBITDA (Non-GAAP)	59	67	124	136
Add back or deduct:
(Gain) loss on asset disposals, net	1	–	1	1
Adjusted EBITDA (Non-GAAP)	59	67	124	137
Deduct:
Interest and dividend income	2	1	3	2
Other, net	1	1	1	2
Adjusted OIBDA (Non-GAAP)	57	65	120	133
Deduct:
Depreciation, amortization and accretion	36	37	72	76
(Gain) loss on asset disposals, net	1	–	1	1
Operating income (GAAP)	$21	$28	$47	$56

	Three Months Ended		Six Months Ended
	June 30,		June 30,
CABLE	2018¹	2017	2018¹	2017
(Dollars in millions)
Income (loss) before income taxes (GAAP)	$(2)	$3	$(4)	$5
Add back:
Depreciation, amortization and accretion	18	11	35	21
EBITDA (Non-GAAP)	15	14	32	26
Add back or deduct:
(Gain) loss on asset disposals, net	–	–	1	1
Adjusted EBITDA (Non-GAAP)	16	14	32	27
Deduct:
Interest and dividend income	–	–	–	–
Adjusted OIBDA (Non-GAAP)	16	14	32	27
Deduct:
Depreciation, amortization and accretion	18	11	35	21
(Gain) loss on asset disposals, net	–	–	1	1
Operating income (loss) (GAAP)	$(3)	$3	$(4)	$5

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

	Six Months Ended June 30,
	2018	2017
(Dollars in millions)
Cash flows from operating activities (GAAP)	$463	$358
Less: Cash paid for additions to property, plant and equipment	275	242
Free cash flow (Non-GAAP)	$188	$116

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018¹	2017	2018¹	2017
(Dollars and connection counts in millions)
Calculation of Postpaid ARPU
Postpaid service revenues	$600	$597	$1,198	$1,205
Average number of postpaid connections	4.47	4.47	4.49	4.46
Number of months in period	3	3	6	6
Postpaid ARPU (GAAP metric)	$44.74	$44.60	$44.54	$45.00

Calculation of Postpaid ABPU
Postpaid service revenues	$600	$597	$1,198	$1,205
Equipment installment plan billings	174	142	347	281
Total billings to postpaid connections	$774	$739	$1,545	$1,486
Average number of postpaid connections	4.47	4.47	4.49	4.46
Number of months in period	3	3	6	6
Postpaid ABPU (Non-GAAP metric)	$57.75	$55.19	$57.42	$55.49

Calculation of Postpaid ARPA
Postpaid service revenues	$600	$597	$1,198	$1,205
Average number of postpaid accounts	1.69	1.66	1.69	1.67
Number of months in period	3	3	6	6
Postpaid ARPA (GAAP metric)	$118.57	$119.73	$118.38	$120.46

Calculation of Postpaid ABPA
Postpaid service revenues	$600	$597	$1,198	$1,205
Equipment installment plan billings	174	142	347	281
Total billings to postpaid accounts	$774	$739	$1,545	$1,486
Average number of postpaid accounts	1.69	1.66	1.69	1.67
Number of months in period	3	3	6	6
Postpaid ABPA (Non-GAAP metric)	$153.03	$148.15	$152.63	$148.54

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

On February 27, 2018, the FCC issued public notices providing detailed challenge procedures and a schedule for the challenge process.  Pursuant to these notices, the challenge window began on March 29, 2018, and would close on August 27, 2018.  However, in a May 30, 2018 letter to Senator Roger Wicker, FCC Chairman Ajit Pai indicated his intent to extend the challenge window by ninety days, which would close it on November 25, 2018.  No earlier than thirty days after the FCC processes the challenges, it will open a thirty-day challenge response window.  Following the challenge response window, the FCC will adjudicate any disputes.  This entire process must be completed before an auction can be commenced.

U.S. Cellular cannot predict at this time when the MF2 auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the MF2 auction will provide opportunities to U.S. Cellular to offset any loss in existing support.  U.S. Cellular currently expects that its legacy support will continue at the 2017 level through 2018.

FCC Connect America Fund

In March 2018, the FCC approved an order authorizing additional funding for companies that elected Alternative Connect America Model (A-CAM) support.  On May 7, 2018, as directed within the order, the Wireline Competition Bureau (the Bureau) released a public notice offering TDS Telecom an additional $3 million per year for 10 years in support amounts along with corresponding buildout obligations which TDS Telecom accepted.  On July 20, 2018 the Bureau authorized and directed the Universal Service Administrative Company to obligate and disburse the annual support amounts over a 10-year term for each carrier that accepted the revised offer of A-CAM support.  The additional funding is retroactive to January 1, 2017, the original effective date of the program.

Millimeter Wave Spectrum Auctions

At its open meeting on August 2, 2018, the FCC adopted a public notice establishing procedures for two auctions of spectrum licenses in the 28 GHz and 24 GHz bands.  The 28GHz auction (Auction 101) will commence on November 14, 2018, and will offer two 425 MHz licenses in the 28 GHz band over portions of the United States that do not have incumbent licensees.  Following the completion of Auction 101, the FCC will commence the 24 GHz auction (Auction 102), which will offer up to seven 100 MHz licenses in the 24 GHz band in Partial Economic Areas covering most of the United States.  Applications for both auctions are due on September 18, 2018.  Upfront payments for Auction 101 are due on October 23, 2018.  The upfront payment deadline for Auction 102 will be announced at a later date, but will follow the completion of Auction 101.

At the same meeting on August 2, 2018, the FCC adopted a Further Notice of Proposed Rulemaking in preparation for an additional Millimeter Wave auction offering licenses in the 37, 39 and 47 GHz bands.  FCC statements indicate plans to hold this auction in the second half of 2019.

The Connect America Fund Phase II Auction

On July 24, 2018, bidding began in Auction 903, a reverse auction to award universal service support under the Connect America Fund Phase II program.  This auction will award support in markets where support was previously declined by the price-cap incumbent local exchange carriers.  On March 30, 2018, U.S. Cellular filed an application to participate in Auction 903, and on June 25, 2018, the FCC announced U.S. Cellular is a qualified bidder.

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

See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2018.

Financial Statements

Telephone and Data Systems, Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$993	$992	$1,970	$1,989
Equipment and product sales	262	255	510	496
Total operating revenues	1,255	1,247	2,480	2,485

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	300	298	587	580
Cost of equipment and products	266	287	512	557
Selling, general and administrative	417	420	813	826
Depreciation, amortization and accretion	220	211	441	422
(Gain) loss on asset disposals, net	2	6	3	10
(Gain) loss on license sales and exchanges, net	(11)	(2)	(17)	(19)
Total operating expenses	1,194	1,220	2,339	2,376

Operating income	61	27	141	109

Investment and other income (expense)
Equity in earnings of unconsolidated entities	40	33	78	65
Interest and dividend income	6	4	11	8
Interest expense	(43)	(43)	(86)	(85)
Other, net	1	1	2	2
Total investment and other income (expense)	4	(5)	5	(10)

Income before income taxes	65	22	146	99
Income tax expense	21	10	45	44
Net income	44	12	101	55
Less: Net income attributable to noncontrolling
interests, net of tax	11	2	29	8
Net income attributable to TDS shareholders	33	10	72	47
TDS Preferred dividend requirement	–	–	–	–
Net income available to TDS common shareholders	$33	$10	$72	$47

Basic weighted average shares outstanding	112	111	112	110
Basic earnings per share available to TDS common shareholders	$0.30	$0.09	$0.65	$0.43

Diluted weighted average shares outstanding	113	112	113	112
Diluted earnings per share available to TDS common shareholders	$0.29	$0.09	$0.63	$0.42

Dividends per share to TDS shareholders	$0.160	$0.155	$0.320	$0.310

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Dollars in millions)
Net income	$44	$12	$101	$55
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	–	–	(1)	(1)
Comprehensive income	44	12	100	54
Less: Net income attributable to noncontrolling interests, net of tax	11	2	29	8
Comprehensive income attributable to TDS shareholders	$33	$10	$71	$46

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
(Dollars in millions)
Cash flows from operating activities
Net income	$101	$55
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	441	422
Bad debts expense	43	49
Stock-based compensation expense	23	22
Deferred income taxes, net	25	(22)
Equity in earnings of unconsolidated entities	(78)	(65)
Distributions from unconsolidated entities	70	65
(Gain) loss on asset disposals, net	3	10
(Gain) loss on license sales and exchanges, net	(17)	(19)
Noncash interest	2	1
Changes in assets and liabilities from operations
Accounts receivable	51	5
Equipment installment plans receivable	(47)	(107)
Inventory	(8)	2
Accounts payable	(50)	(59)
Customer deposits and deferred revenues	(25)	(10)
Accrued taxes	(5)	53
Other assets and liabilities	(66)	(44)
Net cash provided by operating activities	463	358

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(275)	(242)
Cash paid for acquisitions and licenses	(10)	(200)
Cash received for investments	100	–
Cash received from divestitures and exchanges	21	17
Other investing activities	3	1
Net cash used in investing activities	(161)	(424)

Cash flows from financing activities
Repayment of long-term debt	(10)	(6)
TDS Common Shares reissued for benefit plans, net of tax payments	7	(1)
Repurchase of TDS Preferred Shares	–	(1)
Dividends paid to TDS shareholders	(36)	(34)
Payment of debt issuance costs	(1)	–
Distributions to noncontrolling interests	(4)	(2)
Other financing activities	(3)	1
Net cash used in financing activities	(47)	(43)

Net increase (decrease) in cash, cash equivalents and restricted cash	255	(109)

Cash, cash equivalents and restricted cash
Beginning of period	622	904
End of period	$877	$795

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Assets

 (Unaudited)

	June 30,	December 31,
	2018	2017
(Dollars in millions)
Current assets
Cash and cash equivalents	$873	$619
Short-term investments	–	100
Accounts receivable
Customers and agents, less allowances of $65 and $61, respectively	886	861
Other, less allowances of $2 and $2, respectively	101	100
Inventory, net	153	145
Prepaid expenses	103	112
Income taxes receivable	1	2
Other current assets	43	27
Total current assets	2,160	1,966

Assets held for sale	1	10

Licenses	2,240	2,232
Goodwill	509	509
Other intangible assets, net of accumulated amortization of $155 and $142, respectively	266	279
Investments in unconsolidated entities	477	453

Property, plant and equipment
In service and under construction	11,754	11,742
Less: Accumulated depreciation and amortization	8,495	8,318
Property, plant and equipment, net	3,259	3,424

Other assets and deferred charges	586	422

Total assets[1]	$9,498	$9,295

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Balance Sheet — Liabilities and Equity

 (Unaudited)

	June 30,	December 31,
	2018	2017
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$20	$20
Accounts payable	296	368
Customer deposits and deferred revenues	165	223
Accrued interest	12	11
Accrued taxes	54	64
Accrued compensation	84	126
Other current liabilities	98	106
Total current liabilities	729	918

Deferred liabilities and credits
Deferred income tax liability, net	636	552
Other deferred liabilities and credits	523	495

Long-term debt, net	2,427	2,437

Commitments and contingencies

Noncontrolling interests with redemption features	11	1

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 112 shares (7 Series A Common and 105 Common Shares) and 111 shares (7 Series A Common and 104 Common Shares), respectively
Par Value ($.01 per share)	1	1
Capital in excess of par value	2,418	2,413
Treasury shares, at cost, 21 and 22 Common Shares, respectively	(624)	(669)
Accumulated other comprehensive loss	(3)	(1)
Retained earnings	2,692	2,525
Total TDS shareholders' equity	4,484	4,269

Noncontrolling interests	688	623

Total equity	5,172	4,892

Total liabilities and equity[1]	$9,498	$9,295

The accompanying notes are an integral part of these consolidated financial statements.

[1]

The consolidated total assets as of June 30, 2018 and December 31, 2017, include assets held by consolidated variable interest entities (VIEs) of $793 million and $765 million, respectively, which are not available to be used to settle the obligations of TDS.  The consolidated total liabilities as of June 30, 2018 and December 31, 2017, include certain liabilities of consolidated VIEs of $17 million and $21 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS.  See Note 10 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2017	$1	$2,413	$(669)	$(1)	$2,525	$4,269	$623	$4,892
Cumulative effect of accounting changes	–	–	–	(1)	163	162	31	193
Net income attributable to TDS shareholders	–	–	–	–	72	72	–	72
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	16	16
Other comprehensive loss	–	–	–	(1)	–	(1)	–	(1)
TDS Common and Series A Common share dividends	–	–	–	–	(36)	(36)	–	(36)
Dividend reinvestment plan	–	–	13	–	(7)	6	–	6
Incentive and compensation plans	–	–	32	–	(25)	7	–	7
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	(1)	–	–	–	(1)	19	18
Stock-based compensation awards	–	6	–	–	–	6	–	6
Distributions to noncontrolling interests	–	–	–	–	–	–	(1)	(1)
June 30, 2018	$1	$2,418	$(624)	$(3)	$2,692	$4,484	$688	$5,172

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.

Consolidated Statement of Changes in Equity

(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Preferred shares	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2016	$1	$2,386	$(698)	$1	$2,454	$4,144	$1	$605	$4,750
Net income attributable to TDS shareholders	–	–	–	–	47	47	–	–	47
Net income attributable to noncontrolling interests classified as equity	–	–	–	–	–	–	–	8	8
Other comprehensive loss	–	–	–	(1)	–	(1)	–	–	(1)
TDS Common and Series A Common share dividends	–	–	–	–	(34)	(34)	–	–	(34)
Redemption of Preferred shares	–	–		–	–	–	(1)	–	(1)
Dividend reinvestment plan	–	–	5	–	–	5	–	–	5
Incentive and compensation plans	–	–	9	–	(10)	(1)	–	–	(1)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	–	–	–	–	–	–	–	14	14
Stock-based compensation awards	–	7	–	–	–	7	–	–	7
Distributions to noncontrolling interests	–	–	–	–	–	–	–	(2)	(2)
June 30, 2017	$1	$2,393	$(684)	$–	$2,457	$4,167	$–	$625	$4,792

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

TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2018, are U.S. Cellular, Wireline, and Cable.  TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus).  HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations.  All of TDS’ segments operate only in the United States, except for HMS, which includes an insignificant foreign operation.  See Note 12 — Business Segment Information for summary financial information on each business segment.

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

The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of June 30, 2018 and December 31, 2017, its results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and its cash flows and changes in equity for the six months ended June 30, 2018 and 2017.  These results are not necessarily indicative of the results to be expected for the full year.  TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2017, except as described below and as disclosed in Note 2 — Revenue Recognition and Note 8 — Investments in Unconsolidated Entities.

Change in Reportable Segments

TDS re-evaluated internal reporting roles with regard to its HMS business unit and, as a result, changed its reportable segments.  Effective January 1, 2018, HMS was considered a non-reportable segment and is no longer being reported under TDS Telecom.  This change enables TDS Telecom to continue to successfully execute on the Wireline and Cable segments’ shared strategy to be the preferred service provider in its markets.  Additionally, this change allows HMS to leverage TDS’ corporate IT resources, to improve operations and customer service, and better position itself for growth.  Prior periods have been recast to conform to this revised presentation.  See Note 12 — Business Segment Information for additional information on TDS’ reportable segments.

Restricted Cash

TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows.  The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017
(Dollars in millions)
Cash and cash equivalents	$873	$619
Restricted cash included in Other current assets	4	3
Cash, cash equivalents and restricted cash in the statement of cash flows	$877	$622

Franchise Rights

Effective January 1, 2018, TDS prospectively changed its estimated useful life for cable video franchise rights from indefinite-lived to 15 years due primarily to the effects of increasing competition and advancements in technology for delivering and consuming video programming.  Commensurate with this change, TDS reviewed its cable video franchise rights for impairment, and noted that no impairment existed as of January 1, 2018.  As a result, Depreciation, amortization and accretion increased $4 million, calculated on a straight-line basis, and Net income decreased $3 million or $0.03 per share (Basic and Diluted) for the three months ended June 30, 2018.  For the six months ended June 30, 2018, Depreciation, amortization and accretion increased $9 million, calculated on a straight-line basis, and Net income decreased $7 million or $0.06 per share (Basic and Diluted).

Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued Accounting Standards Update 2017-07, Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07).  ASU 2017-07 requires TDS to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net periodic benefit cost must be presented separately from the service cost component and outside of Operating income in the Consolidated Statement of Operations.  The new accounting standard also specifies that only the service cost component of net benefit cost is eligible for capitalization.  TDS adopted ASU 2017-07 retrospectively on January 1, 2018, and prior periods have been recast to reflect ASU 2017-07.  As a result of the adoption of ASU 2017-07, Selling, general and administrative expenses for the three and six months ended June 30, 2017, increased by $1 million from previously reported amounts, with a corresponding increase in Other, net income.  This change did not have an impact on Income before income taxes, Net income, or Earnings per share for the three and six months ended June 30, 2017, nor did it have a cumulative impact to Retained earnings as of the date presented.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation—Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07).  ASU 2018-07 expands the scope of Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services.  TDS is required to adopt ASU 2018-07 on January 1, 2019, using the modified retrospective approach.  Early adoption is permitted.  The adoption of ASU 2018-07 is not expected to have a significant impact on TDS’ financial position or results of operations.

Amounts Collected from Customers and Remitted to Governmental Authorities

TDS records amounts collected from customers and remitted to governmental authorities on a net basis within a tax liability account if the tax is assessed upon the customer and TDS merely acts as an agent in collecting the tax on behalf of the imposing governmental authority.  If the tax is assessed upon TDS, then amounts collected from customers as recovery of the tax are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations.  The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $22 million and $45 million for the three and six months ended June 30, 2018, respectively, and $20 million and $38 million for the three and six months ended June 30, 2017, respectively.

Note 2 Revenue Recognition

Change in Accounting Policy

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers and has since amended the standard with Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, Accounting Standards Update 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), Accounting Standards Update 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, Accounting Standards Update 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, and Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, collectively referred to hereinafter as ASU 2014-09.  These standards replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers.  In February 2017, the FASB issued Accounting Standards Update 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets:  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU 2017-05).  ASU 2017-05 clarifies how entities account for the derecognition of a nonfinancial asset and adds guidance for partial sales of nonfinancial assets.  TDS adopted the provisions of ASU 2014-09 and ASU 2017-05 and applied them to all contracts as of January 1, 2018, using a modified retrospective method.  Under this method, the new accounting standard is applied only to the most recent period presented, recognizing the cumulative effect of the accounting change as an adjustment to the beginning balance of retained earnings.  Accordingly, prior periods have not been recast to reflect the new accounting standard.  The cumulative effect of applying the provisions of ASU 2014-09 resulted in an increase of $163 million in retained earnings as of January 1, 2018.  ASU 2017-05 had no impact to retained earnings as of January 1, 2018.

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

Consolidated Statement of Operations

	Results under prior accounting standards

Three Months Ended June 30, 2018		Adjustment	As reported
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,022	$(29)	$993
Equipment and product sales	241	21	262
Total operating revenues	1,263	(8)	1,255
Cost of equipment and products	268	(2)	266
Selling, general and administrative	413	4	417
(Gain) loss on license sales and exchanges, net	(11)	–	(11)
Total operating expenses	1,192	2	1,194
Operating income (loss)	71	(10)	61
Income (loss) before income taxes	75	(10)	65
Income tax expense (benefit)	23	(2)	21
Net income (loss)	52	(8)	44
Less: Net income attributable to noncontrolling interests, net of tax	12	(1)	11
Net income (loss) attributable to TDS shareholders	39	(6)	33
Net income (loss) available to TDS common shareholders	39	(6)	33
Basic earnings (loss) per share available to TDS common shareholders	0.35	(0.05)	0.30
Diluted earnings (loss) per share available to TDS common shareholders	0.35	(0.06)	0.29

Numbers may not foot due to rounding.

	Results under prior accounting standards	Adjustment	As reported
Six Months Ended June 30, 2018
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$2,029	$(59)	$1,970
Equipment and product sales	468	42	510
Total operating revenues	2,497	(17)	2,480
Cost of equipment and products	517	(5)	512
Selling, general and administrative	809	4	813
(Gain) loss on license sales and exchanges, net	(16)	(1)	(17)
Total operating expenses	2,341	(2)	2,339
Operating income (loss)	157	(16)	141
Income (loss) before income taxes	162	(16)	146
Income tax expense (benefit)	49	(4)	45
Net income (loss)	112	(11)	101
Less: Net income attributable to noncontrolling interests, net of tax	31	(2)	29
Net income (loss) attributable to TDS shareholders	81	(9)	72
Net income (loss) available to TDS common shareholders	81	(9)	72
Basic earnings (loss) per share available to TDS common shareholders	0.73	(0.08)	0.65
Diluted earnings (loss) per share available to TDS common shareholders	$0.72	$(0.09)	$0.63

Numbers may not foot due to rounding.

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

Cost of equipment and products decreased due to a change in timing of recognition of cost of goods sold in the agent channel.  Under prior accounting standards, Equipment and product sales to agents and the related Cost of equipment and products was recognized when equipment was sold through from the agent to end user customers.  In accordance with the provisions of ASU 2014-09, such amounts are recognized when TDS delivers the equipment to the agent.  Selling, general and administrative expenses include the amortization of contract acquisition and contract fulfillment costs that are capitalized under ASU 2014-09.

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

Consolidated Balance Sheet

	Results under prior accounting standards
		Adjustment	As reported
As of June 30, 2018
(Dollars in millions)
Accounts receivable
Customers and agents, less allowances	$830	$56	$886
Other, less allowances	113	(12)	101
Prepaid expenses	122	(19)	103
Other current assets	26	17	43
Total current assets	2,119	41	2,160
Licenses	2,239	1	2,240
Investments in unconsolidated entities	462	15	477
Other assets and deferred charges	414	172	586
Total assets	9,268	230	9,498
Customer deposits and deferred revenues	183	(18)	165
Accrued taxes	55	(1)	54
Other current liabilities	94	4	98
Total current liabilities	745	(16)	729
Deferred income tax liability, net	580	56	636
Other deferred liabilities and credits	515	8	523
Retained earnings	2,539	153	2,692
Total TDS shareholders' equity	4,331	153	4,484
Noncontrolling interests	659	29	688
Total equity	4,991	181	5,172
Total liabilities and equity	9,268	230	9,498

Numbers may not foot due to rounding.

As a result of adoption of ASU 2014-09, TDS recorded short-term and long-term contract assets and contract liabilities in its Consolidated Balance Sheet as of June 30, 2018.  Under ASU 2014-09, the timing of recognition of revenue for each performance obligation may differ from the timing of the customer billing, creating a contract asset or contract liability.  See Contract Balances below for additional information.  Contract assets are included in Other current assets if short-term in nature or Other assets and deferred charges if long-term in nature.  Short-term contract liabilities are classified as Customer deposits and deferred revenues and long-term contract liabilities are included in Other deferred liabilities and credits.  Accounts receivable increased as a result of TDS ceasing to record deferred imputed interest.  Certain prepaid expenses have been reclassified as contract cost assets, which are a component of Other assets and deferred charges.  Investments in unconsolidated entities increased due to the cumulative effect of applying the provisions of ASU 2014-09 to certain of TDS’ equity method investments as of January 1, 2018.  Deferred income tax liabilities, net, increased due to the provisions of ASU 2014-09 increasing the net basis of assets on a U.S. GAAP basis, without a corresponding increase in tax basis. Contract cost assets have also been created as a result of ASU 2014-09 due to capitalization of fulfillment costs and costs to obtain a new contract.  See Contract Cost Assets below for additional information.

Nature of goods and services

The following is a description of principal activities from which TDS generates its revenues.

Services and Products	Nature, timing of satisfaction of performance obligations, and significant payment terms

Wireless services

Wireless service includes voice, messaging and data services.  Revenue is recognized in Service revenues as wireless service is provided to the customer.  Wireless services generally are billed and paid in advance on a monthly basis.

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

Wireline wholesale revenues

Wholesale revenues include network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom’s network, special access services and state and federal support payments, including A-CAM.  Wholesale revenues are recorded as the related service is provided.

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

Significant Judgments

U.S. Cellular and TDS Telecom sell bundled service and equipment offerings.  In these instances, TDS recognizes its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof.  TDS estimates the standalone selling price of the device or accessory to be its retail price excluding discounts.  TDS estimates the standalone selling price of wireless service to be the price offered to customers on month-to-month contracts.

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

		TDS Telecom
Three Months Ended June 30, 2018	U.S. Cellular	Wireline	Cable	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$652	$–	$–	$–	$–	$652
Inbound roaming	39	–	–	–	–	39
Residential	–	80	47	127	–	127
Commercial	–	46	10	57	–	57
Wholesale	–	46	–	46	–	46
Other service	33	–	–	–	18	51
Service revenues from contracts with customers	724	173	57	229	18	971
Equipment and product sales	233	–	–	1	28	262
Total revenues from contracts with customers [1]	$957	$173	$57	$230	$46	$1,233

Numbers may not foot due to rounding.

[1]	These amounts do not include revenues outside the scope of ASU 2014-09; therefore, revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations.

		TDS Telecom
Six Months Ended June 30, 2018	U.S. Cellular	Wireline	Cable	TDS Telecom Total	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenue from contracts with customers:
Type of service:
Retail service	$1,301	$–	$–	$–	$–	$1,301
Inbound roaming	66	–	–	–	–	66
Residential	–	160	92	253	–	253
Commercial	–	94	20	114	–	114
Wholesale	–	93	–	93	–	93
Other service	65	–	–	(1)	34	98
Service revenues from contracts with customers	1,432	348	112	459	34	1,925
Equipment and product sales	450	1	–	1	59	510
Total revenues from contracts with customers [1]	$1,882	$349	$112	$460	$93	$2,435

Numbers may not foot due to rounding.

[1]	These amounts do not include revenues outside the scope of ASU 2014-09; therefore, revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations.

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

The accounts receivable balance related to amounts billed and not paid on contracts with customers, net of allowances, is shown in the table below.  Bad debts expense recognized for the three and six months ended June 30, 2018, related to receivables was $23 million and $43 million, respectively.

June 30, 2018
(Dollars in millions)
Accounts receivable
Customer and agents	$882
Other	78
Total [1]	$960

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

Contract Assets
(Dollars in millions)
Balance at December 31, 2017	$–
Change in accounting policy	28
Contract additions	14
Terminated contracts	(1)
Revenue recognized	(14)
Balance at June 30, 2018	$27

The following table provides a rollforward of contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues and Other deferred liabilities and credits in the Consolidated Balance Sheet.

Contract Liabilities
(Dollars in millions)
Balance at December 31, 2017	$–
Change in accounting policy - Deferred revenues reclassification [1]	209
Change in accounting policy - Retained earnings impact	(22)
Contract additions	85
Revenue recognized	(107)
Balance at June 30, 2018	$165

[1]	This amount represents TDS' obligation to transfer goods or services to customers for which it had received payment and classified as deferred revenue at December 31, 2017.

Transaction price allocated to the remaining performance obligations

The following table includes estimated service revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.  The estimates represent service revenue to be recognized when services are delivered to customers pursuant to service plan contracts.  These estimates are based on contracts in place as of June 30, 2018, and may vary from actual results due to future contract modifications.  As a practical expedient, revenue related to contracts of less than one year, generally contracts with month-to-month customers, are excluded from these estimates.

Service Revenue
(Dollars in millions)
Remainder of 2018	$285
2019	200
Thereafter	93
Total	$578

TDS has certain contracts at U.S. Cellular and TDS Telecom in which it bills an amount equal to a fixed per-unit price multiplied by a variable quantity (e.g., roaming agreements with other carriers).  Because TDS invoices for such items in an amount that corresponds directly with the value of the performance completed to date, TDS may recognize revenue in that amount.  As a practical expedient, these contracts are excluded from the estimate of future revenues expected to be recognized related to performance obligations that are unsatisfied as of the end of a reporting period.

Contract Cost Assets

TDS expects that incremental commission fees paid as a result of obtaining contracts are recoverable and therefore TDS capitalizes these costs.  As a practical expedient, costs with an amortization period of one year or less are not capitalized.  TDS also incurs fulfillment costs, such as installation costs, where there is an expectation that a future benefit will be realized.  Capitalized commission fees and fulfillment costs are amortized based on the transfer of the goods or services to which the assets relate, typically the contract term which ranges from thirteen months to five years.  Contract cost asset balances, which are recorded in Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

June 30, 2018
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$149
Fulfillment costs
Installation costs	10
Total contract cost assets	$159

Amortization of contract cost assets was $30 million and $62 million for the three and six months ended June 30, 2018, respectively, and was included in Selling, general and administrative expense.  There was no impairment loss recognized for the three and six months ended June 30, 2018, related to contract cost assets.

Note 3 Fair Value Measurements

As of June 30, 2018 and December 31, 2017, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.

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

	Level within the Fair Value Hierarchy	June 30, 2018		December 31, 2017
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$873	$873	$619	$619
Short-term investments	1	–	–	100	100
Long-term debt
Retail	2	1,753	1,772	1,753	1,783
Institutional	2	534	546	534	522
Other	2	188	187	194	194

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments.  Long-term debt excludes capital lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs.  The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 6.95% Senior Notes, 7.25% 2063 Senior Notes and 7.25% 2064 Senior Notes.  TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter.  TDS’ “Other” debt consists of a senior term loan credit agreement and other borrowings with financial institutions.  TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 4.60% to 7.45% and 4.74% to 7.13% at June 30, 2018 and December 31, 2017, respectively.

Note 4 Equipment Installment Plans

TDS sells devices to customers under equipment installment plans over a specified time period.  For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.  TDS values this trade-in right as a guarantee liability.  The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in.  When a customer exercises the trade-in option, both the outstanding receivable and guarantee liability balances related to the respective device are reduced to zero, and the value of the used device that is received in the transaction is recognized as inventory.  If the customer does not exercise the trade-in option at the time of eligibility, TDS begins amortizing the liability and records this amortization as additional equipment revenue.  As of June 30, 2018 and December 31, 2017, the guarantee liability related to these plans was $12 million and $15 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.

The following table summarizes equipment installment plan receivables as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
(Dollars in millions)
Equipment installment plan receivables, gross	$887	$873
Deferred interest	–	(80)
Equipment installment plan receivables, net of deferred interest	887	793
Allowance for credit losses	(62)	(65)
Equipment installment plan receivables, net	$825	$728

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$514	$428
Other assets and deferred charges (Non-current portion)	311	300
Equipment installment plan receivables, net	$825	$728

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

	June 30, 2018			December 31, 2017
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$828	$18	$846	$807	$20	$827
Billed — current	26	1	27	31	1	32
Billed — past due	12	2	14	12	2	14
Equipment installment plan receivables, gross	$866	$21	$887	$850	$23	$873

Activity for the six months ended June 30, 2018 and 2017, in the allowance for credit losses balance for the equipment installment plan receivables was as follows:

	June 30, 2018	June 30, 2017
(Dollars in millions)
Allowance for credit losses, beginning of period	$65	$50
Bad debts expense	23	31
Write-offs, net of recoveries	(26)	(24)
Allowance for credit losses, end of period	$62	$57

Note 5 Income Taxes

In December 2017, the Tax Act was signed into law.  Following the guidance of the FASB’s Accounting Standards Update 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, tax expense for the year ended December 31, 2017, included a provisional estimate for the impact of the Tax Act on TDS’ 2017 depreciation deduction.  Tax expense for the six months ended June 30, 2018, includes an income tax benefit of $3 million related to adjusting this provisional estimate.  TDS has not completed a full analysis of contracts and agreements related to fixed assets placed in service during 2017.  TDS expects any final adjustments to the provisional amounts to be recorded by the third quarter of 2018, which could be material to TDS’ financial statements.

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

The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of common shares were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Dollars and shares in millions, except per share amounts)
Basic earnings per share available to TDS common
shareholders:
Net income available to TDS common shareholders used in basic earnings per share	$33	$10	$72	$47
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(1)	–	(1)	–
Net income available to TDS common shareholders
used in diluted earnings per share	$32	$10	$71	$47

Weighted average number of shares used in basic
earnings per share:
Common Shares	105	104	105	103
Series A Common Shares	7	7	7	7
Total	112	111	112	110

Effects of dilutive securities	1	1	1	2
Weighted average number of shares used in diluted
earnings per share	113	112	113	112

Basic earnings per share available to TDS common
shareholders	$0.30	$0.09	$0.65	$0.43

Diluted earnings per share available to TDS common
shareholders	$0.29	$0.09	$0.63	$0.42

Certain Common Shares issuable upon the exercise of stock options, vesting of performance and restricted stock units or conversion of preferred shares were not included in average diluted shares outstanding for the calculation of Diluted earnings per share available to TDS common shareholders because their effects were antidilutive.  The number of such Common Shares excluded was 3 million and 4 million for the three and six months ended June 30, 2018, respectively, and 5 million and 4 million for the three and six months ended June 30, 2017, respectively.

Note 7 Intangible Assets

Activity related to Licenses for the six months ended June 30, 2018, is presented below.

Licenses
(Dollars in millions)
Balance at December 31, 2017	$2,232
Acquisitions	2
Transferred to Assets held for sale	(1)
Divestitures	(10)
Exchanges - Licenses received	18
Exchanges - Licenses surrendered	(1)
Balance at June 30, 2018	$2,240

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

TDS’ Investments in unconsolidated entities are accounted for using either the equity method or measurement alternative method as shown in the table below.  The measurement alternative method was elected for investments without readily determinable fair values formerly accounted for under the cost method.  The measurement alternative fair value represents cost minus any impairments plus or minus any observable price changes.  TDS did not have an impairment or observable price change related to these investments for the three and six months ended June 30, 2018.

	June 30,	December 31,
	2018	2017
(Dollars in millions)
Equity method investments	458	435
Measurement alternative method investments	19	18
Total investments in unconsolidated entities	$477	$453

The following table, which is based in part on information provided by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions)
Revenues	$1,661	$1,636	$3,324	$3,251
Operating expenses	1,204	1,229	2,417	2,446
Operating income	457	407	907	805
Other income (expense), net	1	(2)	(1)	(2)
Net income	$458	$405	$906	$803

Note 9 Debt

Revolving Credit Agreements

In May 2018, TDS entered into a new $400 million revolving credit agreement with certain lenders and other parties and U.S. Cellular entered into a new $300 million revolving credit agreement with certain lenders and other parties.  Amounts under both of the new revolving credit agreements are available for general corporate purposes, including acquisitions, spectrum purchases and capital expenditures, and may be borrowed, repaid and reborrowed from time to time until maturity in May 2023.  As a result of the new agreements, TDS’ and U.S. Cellular’s previous revolving credit agreements due to expire in June 2021 were terminated.

The following table summarizes the terms of the revolving credit agreements as of June 30, 2018:

	TDS	U.S. Cellular
(Dollars in millions)
Maximum borrowing capacity	$400	$300
Letters of credit outstanding	$1	$2
Amount borrowed	$–	$–
Amount available for use	$399	$298

Except for the change in the maturity date, the terms of the new revolving credit agreements are substantially the same as the previous revolving credit agreements.

Term Loan

In May 2018, U.S. Cellular also amended its senior term loan credit agreement in order to align with the new revolving credit agreement.  There were no significant changes to the maturity date or other key terms of the agreement.

Note 10 Variable Interest Entities

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

In the six months ended June 30, 2018, U.S. Cellular received liquidating distributions from Aquinas Wireless, L.P. (Aquinas Wireless).  Subsequent to the final distribution date, Aquinas Wireless had no remaining assets and was dissolved.

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

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30,	December 31,
	2018	2017
(Dollars in millions)
Assets
Cash and cash equivalents	$6	$3
Accounts receivable	559	473
Other current assets	8	7
Assets held for sale	1	–
Licenses	647	648
Property, plant and equipment, net	85	89
Other assets and deferred charges	320	304
Total assets	$1,626	$1,524

Liabilities
Current liabilities	$26	$36
Deferred liabilities and credits	13	12
Total liabilities	$39	$48

Unconsolidated VIEs

TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.

TDS’ total investment in these unconsolidated entities was $5 million and $4 million at June 30, 2018 and December 31, 2017, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet.  The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.

Other Related Matters

During the six months ended June 30, 2018 and 2017, TDS made contributions, loans and/or advances to its VIEs totaling $51 million and $676 million, respectively; of these amounts $33 million and $659 million, respectively, are related to USCC EIP LLC as discussed above.  TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of licenses granted in various auctions.  TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt.  There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

During the six months ended June 30, 2018, TDS recorded an out-of-period adjustment attributable to 2016 and 2017 due to errors in the application of accounting guidance applicable to the calculation of Noncontrolling interests with redemption features related to King Street Wireless, Inc.  This out-of-period adjustment had the impact of increasing Net income attributable to noncontrolling interests, net of tax, by $6 million and decreasing Net income attributable to TDS shareholders by $6 million for the six months ended June 30, 2018.  TDS determined that this adjustment was not material to any of the periods impacted.  The adjustment was made in the first quarter of 2018.

Note 11 Noncontrolling Interests

The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

Six Months Ended June 30,	2018	2017
(Dollars in millions)
Net income attributable to TDS shareholders	$72	$47
Transfers to noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(17)	(11)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	–	–
Purchase of ownership in subsidiaries from noncontrolling interests	–	–
Net transfers to noncontrolling interests	(17)	(11)
Change from net income attributable to TDS and transfers to noncontrolling interests	$55	$36

Note 12 Business Segment Information

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

Financial data for TDS’ reportable segments for the three and six month periods ended, or as of June 30, 2018 and 2017, is as follows.  See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of June 30, 2018¹	U.S. Cellular	Wireline	Cable	TDS Telecom Total[2]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$741	$173	$57	$230	$22	$993
Equipment and product sales	233	–	–	1	28	262
Total operating revenues	974	174	57	230	51	1,255
Cost of services (excluding Depreciation, amortization
and accretion reported below)	187	67	27	93	20	300
Cost of equipment and products	240	–	–	–	26	266
Selling, general and administrative	342	50	15	64	11	417
Depreciation, amortization and accretion	159	36	18	53	8	220
(Gain) loss on asset disposals, net	1	1	–	1	–	2
(Gain) loss on license sales and exchanges, net	(11)	–	–	–	–	(11)
Operating income (loss)	56	21	(3)	18	(13)	61
Equity in earnings of unconsolidated entities	40	–	–	–	–	40
Interest and dividend income	3	2	–	2	1	6
Interest expense	(29)	–	–	–	(14)	(43)
Other, net	–	1	–	1	–	1
Income (loss) before income taxes	70	24	(2)	21	(26)	65
Income tax expense (benefit)[3]	18			5	(2)	21
Net income (loss)	52			16	(24)	44
Add back:
Depreciation, amortization and accretion	159	36	18	53	8	220
(Gain) loss on asset disposals, net	1	1	–	1	–	2
(Gain) loss on license sales and exchanges, net	(11)	–	–	–	–	(11)
Interest expense	29	–	–	–	14	43
Income tax expense (benefit)[3]	18			5	(2)	21
Adjusted EBITDA[4]	$248	$59	$16	$75	$(4)	$319

Investments in unconsolidated entities	$439	$4	$–	$4	$34	$477
Total assets	$7,075	$1,260	$643	$1,893	$530	$9,498
Capital expenditures	$86	$33	$13	$46	$6	$138

		TDS Telecom
Three Months Ended or as of June 30, 2017	U.S. Cellular	Wireline	Cable	TDS Telecom Total[2]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$740	$180	$51	$231	$21	$992
Equipment and product sales	223	–	–	–	32	255
Total operating revenues	963	181	51	231	53	1,247
Cost of services (excluding Depreciation, amortization
and accretion reported below)	189	65	24	89	20	298
Cost of equipment and products	260	1	–	1	26	287
Selling, general and administrative[5]	351	49	13	62	7	420
Depreciation, amortization and accretion	155	37	11	48	8	211
(Gain) loss on asset disposals, net	5	–	–	1	–	6
(Gain) loss on license sales and exchanges, net	(2)	–	–	–	–	(2)
Operating income (loss)[5]	5	28	3	31	(9)	27
Equity in earnings of unconsolidated entities	33	–	–	–	–	33
Interest and dividend income	2	1	–	1	1	4
Interest expense	(28)	–	–	–	(15)	(43)
Other, net[5]	–	1	–	1	–	1
Income (loss) before income taxes	12	30	3	33	(23)	22
Income tax expense (benefit)[3]	–			13	(3)	10
Net income (loss)	12			20	(20)	12
Add back:
Depreciation, amortization and accretion	155	37	11	48	8	211
(Gain) loss on asset disposals, net	5	–	–	1	–	6
(Gain) loss on license sales and exchanges, net	(2)	–	–	–	–	(2)
Interest expense	28	–	–	–	15	43
Income tax expense (benefit)[3]	–			13	(3)	10
Adjusted EBITDA[4]	$198	$67	$14	$82	$–	$280

Investments in unconsolidated entities	$414	$4	$–	$4	$34	$452
Total assets	$7,077	$1,200	$611	$1,813	$488	$9,378
Capital expenditures	$84	$33	$12	$45	$5	$134

		TDS Telecom
Six Months Ended or as of June 30, 2018¹	U.S. Cellular	Wireline	Cable	TDS Telecom Total[2]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,465	$348	$112	$460	$45	$1,970
Equipment and product sales	450	1	–	1	59	510
Total operating revenues	1,915	349	112	461	104	2,480
Cost of services (excluding Depreciation, amortization
and accretion reported below)	365	131	52	183	39	587
Cost of equipment and products	459	1	–	1	52	512
Selling, general and administrative	668	97	28	124	21	813
Depreciation, amortization and accretion	317	72	35	107	17	441
(Gain) loss on asset disposals, net	2	1	1	1	–	3
(Gain) loss on license sales and exchanges, net	(17)	–	–	–	–	(17)
Operating income (loss)	121	47	(4)	43	(23)	141
Equity in earnings of unconsolidated entities	78	–	–	–	–	78
Interest and dividend income	7	3	–	3	1	11
Interest expense	(58)	1	–	1	(29)	(86)
Other, net	(1)	1	–	1	2	2
Income (loss) before income taxes	147	52	(4)	48	(49)	146
Income tax expense (benefit)[3]	40			12	(7)	45
Net income (loss)	107			37	(43)	101
Add back:
Depreciation, amortization and accretion	317	72	35	107	17	441
(Gain) loss on asset disposals, net	2	1	1	1	–	3
(Gain) loss on license sales and exchanges, net	(17)	–	–	–	–	(17)
Interest expense	58	(1)	–	(1)	29	86
Income tax expense (benefit)[3]	40			12	(7)	45
Adjusted EBITDA[4]	$507	$124	$32	$156	$(4)	$659

Investments in unconsolidated entities	$439	$4	$–	$4	$34	$477
Total assets	$7,075	$1,260	$643	$1,893	$530	$9,498
Capital expenditures	$155	$62	$24	$87	$11	$253

		TDS Telecom
Six Months Ended or as of June 30, 2017	U.S. Cellular	Wireline	Cable	TDS Telecom Total[2]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,486	$359	$100	$459	$44	$1,989
Equipment and product sales	413	1	–	1	82	496
Total operating revenues	1,899	360	100	459	127	2,485
Cost of services (excluding Depreciation, amortization
and accretion reported below)	364	129	48	176	40	580
Cost of equipment and products	488	1	–	1	68	557
Selling, general and administrative[5]	691	97	25	123	12	826
Depreciation, amortization and accretion	307	76	21	97	18	422
(Gain) loss on asset disposals, net	9	1	1	1	–	10
(Gain) loss on license sales and exchanges, net	(19)	–	–	–	–	(19)
Operating income (loss)[5]	59	56	5	61	(11)	109
Equity in earnings of unconsolidated entities	66	–	–	–	(1)	65
Interest and dividend income	5	2	–	2	1	8
Interest expense	(56)	–	–	–	(29)	(85)
Other, net[5]	(1)	2	–	2	1	2
Income (loss) before income taxes	73	60	5	65	(39)	99
Income tax expense (benefit)[3]	33			25	(14)	44
Net income (loss)	40			40	(25)	55
Add back:
Depreciation, amortization and accretion	307	76	21	97	18	422
(Gain) loss on asset disposals, net	9	1	1	1	–	10
(Gain) loss on license sales and exchanges, net	(19)	–	–	–	–	(19)
Interest expense	56	–	–	–	29	85
Income tax expense (benefit)[3]	33			25	(14)	44
Adjusted EBITDA[4]	$426	$137	$27	$164	$7	$597

Investments in unconsolidated entities	$414	$4	$–	$4	$34	$452
Total assets	$7,077	$1,200	$611	$1,813	$488	$9,378
Capital expenditures	$145	$50	$21	$71	$14	$230

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

As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting that have occurred during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting, except as follows: TDS implemented internal controls to ensure that, upon adoption of the new revenue recognition accounting standard, ASU 2014-09, effective January 1, 2018, and for all periods thereafter, contracts will be properly evaluated and any impacts to the financial statements will be recognized in accordance with this new accounting standard.

Legal Proceedings

The United States Department of Justice (DOJ) has notified TDS, that it is conducting inquiries of U.S. Cellular and TDS under the federal False Claims Act.  The DOJ is investigating U.S. Cellular’s participation in spectrum auctions 58, 66, 73 and 97 conducted by the FCC.  U.S. Cellular is a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction.  TDS and U.S. Cellular are cooperating with the DOJ’s review.  TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with the limited partnership and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules.  At this time, TDS cannot predict the outcome of this review.

Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2017, for additional information.  There have been no material changes to such information since December 31, 2017.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares.  Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized.  This authorization does not have an expiration date.  TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2018.

The maximum dollar value of shares that may yet be purchased under this program was $199 million as of June 30, 2018.  There were no purchases made by or on behalf of TDS, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Other Information

The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

TDS entered into a revolving credit agreement on May 10, 2018.  A description of TDS’ revolving credit agreement is included in TDS’ Current Report on Form 8-K dated May 10, 2018, and is incorporated by reference herein.

U.S. Cellular entered into a revolving credit agreement on May 10, 2018.  A description of U.S. Cellular’s revolving credit agreement is included in U.S. Cellular’s Current Report on Form 8-K dated May 10, 2018, and is incorporated by reference herein.

Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit agreements in the second quarter of 2018 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit agreements as of June 30, 2018, or as of the filing date of this Form 10-Q.

Further, U.S. Cellular did not borrow or repay any significant cash amounts under its receivables securitization agreement in the second quarter of 2018 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under its receivables securitization agreement as of June 30, 2018, or as of the filing date of this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents
Exhibit 4.1

Revolving Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of May 10, 2018, including Schedules and Exhibits, including the form of subsidiary Guaranty, is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated May 10, 2018.

Exhibit 4.2

Revolving Credit Agreement, among U.S. Cellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of May 10, 2018, including Schedules and Exhibits, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Form 8-K dated May 10, 2018.

Exhibit 4.3

First Amendment to Amended and Restated Credit Agreement, among U.S. Cellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of May 10, 2018, is hereby incorporated by reference to Exhibit 4.2 to U.S. Cellular’s Form 8-K dated May 10, 2018.

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
Exhibit 10.4

Form of Consulting Agreement Effective June 1, 2018, between TDS and Douglas D. Shuma is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K/A dated February 23, 2018, as filed with the SEC on May 23, 2018.

Exhibit 10.5

Summary of Letter Agreement between TDS and Douglas W. Chambers is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K/A dated February 23, 2018, as filed with the SEC on June 4, 2018.

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

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	37 - 43
		Notes to Consolidated Financial Statements	44 - 63

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1 - 35

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	64

Part II.	Other Information

	Item 1.	Legal Proceedings	64

	Item1A.	Risk Factors	36

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

	Item 5.	Other Information	65

	Item 6.	Exhibits	66

Signatures			68

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 3, 2018	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	August 3, 2018	/s/ Douglas W. Chambers
Douglas W. Chambers Senior Vice President - Finance and Chief Accounting Officer (principal financial officer and principal accounting officer)

Date:	August 3, 2018	/s/ Anita J. Kroll
Anita J. Kroll Vice President and Controller