Form 10-Q
period 2019-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2019-08-01
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Large accelerated filer	☒	Accelerated filer			☐
Non-accelerated filer	☐	Smaller reporting company			☐
		Emerging growth company			☐

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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2019, is 107,218,500 Common Shares, $.01 par value, and 7,293,800 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2019

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and six months ended June 30, 2019, to the three and six months ended June 30, 2018. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2018. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
General
TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide. TDS provides wireless services through its 82%-owned subsidiary, United States Cellular Corporation (U.S. Cellular). TDS also provides wireline and cable services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS' segments operate entirely in the United States. See Note 11 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.

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

▪
U.S. Cellular continues to devote efforts to enhance its network capabilities. VoLTE technology has been launched successfully in California, Iowa, Oregon, Washington and Wisconsin, and deployments in additional operating markets are expected later in 2019. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice and simultaneous voice and data sessions. In addition, the deployment of VoLTE technology expands U.S. Cellular’s ability to offer roaming services to other wireless carriers.

▪
U.S. Cellular also is committed to continuous technology innovation and has begun to deploy 5G technology, which is expected to help address customers’ growing demand for data services as well as create opportunities for new services requiring high speed, reliability and low latency. U.S. Cellular is working with leading companies in the wireless infrastructure and handset ecosystem to provide rich 5G experiences for customers, initially focused on mobility services and using its low band spectrum. At the same time, as discussed below, U.S. Cellular has been seeking to acquire wireless spectrum licenses in the 28 GHz and 24 GHz bands to enable the delivery of additional 5G services in the future. In the markets where U.S. Cellular commercially deploys 5G technology, customers using U.S. Cellular’s 4G LTE network will experience increased network speed due to U.S. Cellular's network modernization efforts.

▪
U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, and to be able to expand its 5G service offerings, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum licenses, including pursuant to FCC auctions. On June 3, 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in its 28 GHz auction (Auction 101) and 282 wireless spectrum licenses in its 24 GHz auction (Auction 102) for an aggregate purchase price of $256 million.

▪
TDS Telecom’s Wireline business continues to focus on driving growth in its broadband and video services by investing in fiber deployment in new out-of-territory markets and inside existing markets. Construction has begun in two new out-of-territory clusters, mid-central Wisconsin and Idaho. With support from the FCC’s A-CAM program and state broadband grants, Wireline is also deploying higher speed broadband to more service addresses in rural areas.

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

▪	ManagedIP Connections – refers to the number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.

▪	Net Additions (Losses) – represents the total number of new connections added during the period, net of connections that were terminated during that period.

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

Results of Operations — TDS Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Operating revenues
U.S. Cellular	$973	$974	–	$1,939	$1,915	1%
TDS Telecom	233	230	1%	464	461	1%
All other[1]	55	51	6%	115	104	11%
Total operating revenues	1,261	1,255	–	2,518	2,480	2%
Operating expenses
U.S. Cellular	943	918	3%	1,844	1,794	3%
TDS Telecom	204	212	(4)%	398	417	(5)%
All other[1]	66	64	2%	134	128	5%
Total operating expenses	1,213	1,194	2%	2,376	2,339	2%
Operating income (loss)
U.S. Cellular	30	56	(45)%	95	121	(21)%
TDS Telecom	29	18	60%	66	43	52%
All other[1]	(11)	(13)	14%	(19)	(23)	20%
Total operating income	48	61	(21)%	142	141	1%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	41	40	2%	85	78	9%
Interest and dividend income	9	6	43%	17	11	51%
Interest expense	(43)	(43)	1%	(86)	(86)	1%
Other, net	—	1	N/M	1	2	N/M
Total investment and other income	7	4	54%	17	5	N/M

Income before income taxes	55	65	(16)%	159	146	9%
Income tax expense	16	21	(23)%	50	45	12%

Net income	39	44	(12)%	109	101	8%
Less: Net income attributable to noncontrolling interests, net of tax	6	11	(44)%	17	29	(41)%
Net income attributable to TDS shareholders	$33	$33	(2)%	$92	$72	28%

Adjusted OIBDA (Non-GAAP)[2]	$287	$272	5%	$598	$568	5%
Adjusted EBITDA (Non-GAAP)[2]	$337	$319	5%	$701	$659	6%
Capital expenditures	$264	$138	91%	$411	$253	62%
N/M - Percentage change not meaningful

[1]	Consists of corporate and other operations and intercompany eliminations.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $19 million and $20 million for the three months ended June 30, 2019 and 2018, respectively, and $40 million and $38 million for the six months ended June 30, 2019 and 2018, respectively, to Equity in earnings of unconsolidated entities. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended June 30, 2019 and 2018, was 28.8% and 31.5%, respectively. The effective tax rate on Income before income taxes for the six months ended June 30, 2019 and 2018, was 31.3% and 30.5%, respectively. The effective tax rates for the three and six month periods primarily reflect a normalized combined rate of federal and state taxes, adjusted for impacts of nondeductible expenses.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
U.S. Cellular noncontrolling public shareholders’	$6	$8	$16	$16
Noncontrolling shareholders’ or partners’	—	3	1	13
Net income attributable to noncontrolling interests, net of tax	$6	$11	$17	$29
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income.
Net income attributable to noncontrolling interests, net of tax decreased during the six months ended June 30, 2019, due primarily to an out-of-period adjustment recorded in the first quarter of 2018. TDS determined that this adjustment was not material to any of the periods impacted. See Note 9 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Earnings
(Dollars in millions)

Three Months Ended
Net income decreased due primarily to higher depreciation in 2019 and gains on license exchanges recorded in 2018, partially offset by higher revenues and lower cost of equipment sold. Adjusted EBITDA increased due primarily to higher revenues combined with lower cost of equipment sold.
Six Months Ended
Net income increased due primarily to higher revenues, partially offset by higher depreciation in 2019 and gains on license exchanges recorded in 2018. Adjusted EBITDA increased due primarily to higher revenues.

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

OPERATIONS

U.S. Cellular headquarters, Chicago, IL
U.S. Cellular operations

▪	Serves customers with 5.0 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections

▪	Operates in 21 states

▪	Employs approximately 5,600 associates

▪	6,535 cell sites including 4,116 owned towers in service

Operational Overview

As of June 30,	2019	2018
Retail Connections – End of Period
Postpaid	4,414,000	4,468,000
Prepaid	500,000	527,000
Total	4,914,000	4,995,000

	Q2 2019	Q2 2018	Q2 2019 vs. Q2 2018	YTD 2019	YTD 2018	YTD 2019 vs. YTD 2018
Postpaid Activity and Churn
Gross Additions
Handsets	102,000	111,000	(8)%	203,000	207,000	(2)%
Connected Devices	35,000	35,000	–	70,000	68,000	3%
Total Gross Additions	137,000	146,000	(6)%	273,000	275,000	(1)%
Net Additions (Losses)
Handsets	(11,000)	5,000	N/M	(25,000)	(11,000)	N/M
Connected Devices	(15,000)	(18,000)	17%	(33,000)	(39,000)	15%
Total Net (Losses)	(26,000)	(13,000)	(100)%	(58,000)	(50,000)	(16)%
Churn
Handsets	0.97%	0.92%		0.98%	0.94%
Connected Devices	3.01%	2.85%		3.05%	2.82%
Total Churn	1.23%	1.19%		1.24%	1.21%
N/M - Percentage change not meaningful
Total postpaid gross additions decreased for the three and six months ended June 30, 2019, when compared to the same period last year, due to aggressive industry-wide promotional activity on handsets.
Total postpaid churn increased for the three and six months ended June 30, 2019, due primarily to aggressive industry-wide handset promotional activity and an increase in defections of connected wearables, which were launched late in the second quarter of 2018.
Postpaid Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average Revenue Per User (ARPU)	$45.90	$44.74	$45.66	$44.54
Average Revenue Per Account (ARPA)	$119.46	$118.57	$119.15	$118.38
Postpaid ARPU and Postpaid ARPA increased for the three and six months ended June 30, 2019, when compared to the same period last year, due to several factors including: a shift in mix to higher-priced service plans; having proportionately more handset connections, which on a per-unit basis contribute more revenue than connected device connections; and an increase in device protection plan revenues.

Financial Overview - U.S. Cellular

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Retail service	$662	$652	2%	$1,322	$1,301	2%
Inbound roaming	44	39	13%	78	66	17%
Other	51	50	2%	98	98	2%
Service revenues	757	741	2%	1,498	1,465	2%
Equipment sales	216	233	(7)%	441	450	(2)%
Total operating revenues	973	974	–	1,939	1,915	1%

System operations (excluding Depreciation, amortization and accretion reported below)	193	187	3%	369	365	1%
Cost of equipment sold	224	240	(6)%	458	459	–
Selling, general and administrative	344	342	1%	669	668	–
Depreciation, amortization and accretion	177	159	11%	345	317	8%
(Gain) loss on asset disposals, net	5	1	N/M	7	2	N/M
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	(2)	—	N/M
(Gain) loss on license sales and exchanges, net	—	(11)	N/M	(2)	(17)	88%
Total operating expenses	943	918	3%	1,844	1,794	3%

Operating income	$30	$56	(45)%	$95	$121	(21)%

Net income	$32	$52	(38)%	$90	$107	(15)%
Adjusted OIBDA (Non-GAAP)[1]	$212	$205	4%	$443	$423	5%
Adjusted EBITDA (Non-GAAP)[1]	$257	$248	3%	$537	$507	6%
Capital expenditures	$195	$86	N/M	$297	$155	91%
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Operating Revenues
Three Months Ended June 30, 2019 and 2018
(Dollars in millions)

Operating Revenues
Six Months Ended June 30, 2019 and 2018
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

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and six months ended June 30, 2019, primarily as a result of the increase in Postpaid ARPU, which was previously discussed in the Operational Overview section.
Inbound roaming revenues increased for the three and six months ended June 30, 2019, primarily driven by higher data usage, partially offset by lower rates.
Equipment sales revenues decreased for the three and six months ended June 30, 2019, due to a decrease in the number of devices sold, partially offset by an increase in the average revenue per device sold.
System operations expenses
System operations expenses increased for the three and six months ended June 30, 2019, due to (i) higher maintenance and cell site rent expenses as U.S. Cellular continues to add capacity and enhance quality and (ii) an increase in roaming expense as a result of higher data roaming usage, partially offset by lower rates. Such factors were offset by lower customer usage expenses driven primarily by decreased circuit costs.

Cost of equipment sold
Cost of equipment sold decreased for the three and six months ended June 30, 2019, due to decrease in the number of devices sold, partially offset by a higher average cost per device sold.
Depreciation, amortization and accretion
Depreciation, amortization, and accretion increased for the three and six months ended June 30, 2019, due to (i) additional network assets being placed into service and (ii) accelerated depreciation of certain assets due to changes in network technology, which will continue throughout the remainder of 2019 and beyond.

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom operates in two segments: Wireline and Cable. TDS Telecom’s business objective is to provide a wide range of communications services to both residential and commercial customers.

OPERATIONS

TDS Telecom headquarters, Madison, WI
Wireline operations
Cable operations

▪	Provides broadband, video and voice services to 1.2 million connections in 31 states.

▪	Employs approximately 2,800 employees.

▪	Wireline operates incumbent local exchange carriers (ILEC) and competitive local exchange carriers (CLEC) in 27 states.

▪	Cable operates primarily in Colorado, New Mexico, Texas, Utah, and Oregon.

Financial Overview — TDS Telecom

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Operating revenues
Wireline	$172	$174	(1)%	$343	$349	(2)%
Cable	62	57	9%	121	112	8%
TDS Telecom operating revenues[1]	233	230	1%	464	461	1%
Operating expenses
Wireline	145	153	(5)%	282	302	(7)%
Cable	59	59	–	117	116	1%
TDS Telecom operating expenses[1]	204	212	(4)%	398	417	(5)%

TDS Telecom operating income	$29	$18	60%	$66	$43	52%

Net income	$25	$16	60%	$56	$37	52%
Adjusted OIBDA (Non-GAAP)[2]	$78	$73	8%	$159	$152	4%
Adjusted EBITDA (Non-GAAP)[2]	$82	$75	9%	$165	$156	6%
Capital expenditures	$70	$46	51%	$112	$87	30%
Numbers may not foot due to rounding.

[1]	Includes eliminations between the Wireline and Cable segments.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Operating Revenues
(Dollars in millions)

Total operating revenues
Operating revenues increased for the three and six months ended June 30, 2019. Price increases, Cable and Wireline broadband and Wireline video connection growth, and higher Wireline support revenue provided through the A-CAM program increased revenues. Wireline residential and commercial voice and other commercial product revenues continued to decline.

Total operating expenses
Operating expenses decreased for the three and six months ended June 30, 2019, due primarily to decreased employee-related expenses and a gain on the sale of assets that was recorded in the first quarter.

WIRELINE OPERATIONS
Business Overview
TDS Telecom’s Wireline business provides broadband, video and voice services. These services are provided to residential, commercial, and wholesale customers in a mix of rural, small town and suburban markets, with the largest concentration of its customers in the Upper Midwest and the Southeast. TDS Telecom’s strategy is to offer its residential customers broadband, video, and voice services through value-added bundling. In its commercial business, TDS Telecom’s focus is on small- to medium-sized businesses and its sales efforts emphasize advanced IP-based services.
Operational Overview

ILEC Residential Broadband
Connections by Speeds
As of June 30,

Residential broadband customers are increasingly choosing higher speeds in ILEC markets with 65% choosing speeds of 10 Mbps or greater and 36% choosing speeds of 50 Mbps or greater.

Wireline Residential Revenue per
Connection

Increases in broadband connections and speeds, and video connection growth drove increases in average residential revenue per connection.

Residential Connections
As of June 30,
Total residential connections were relatively flat as declines in voice connections offset the growth in broadband and video connections.

Commercial Connections
As of June 30,
Total commercial connections decreased by 9% due primarily to declines in connections in CLEC markets.

Financial Overview — Wireline

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Residential	$81	$80	1%	$162	$160	1%
Commercial	42	46	(8)%	86	94	(9)%
Wholesale	49	46	5%	94	94	1%
Service revenues	172	173	(1)%	342	348	(2)%
Equipment and product sales	—	—	(36)%	1	1	(28)%
Total operating revenues	172	174	(1)%	343	349	(2)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	64	67	(3)%	127	131	(3)%
Cost of equipment and products	—	—	(44)%	1	1	(33)%
Selling, general and administrative	49	50	(1)%	96	97	(1)%
Depreciation, amortization and accretion	33	36	(8)%	66	72	(9)%
(Gain) loss on asset disposals, net	(1)	1	N/M	(8)	1	N/M
Total operating expenses	145	153	(5)%	282	302	(7)%

Operating income	$27	$21	29%	$61	$47	30%

Income before income taxes	$30	$24	29%	$68	$52	31%
Adjusted OIBDA (Non-GAAP)[1]	$59	$57	3%	$119	$120	(1)%
Adjusted EBITDA (Non-GAAP)[1]	$62	$59	4%	$125	$124	–
Capital expenditures	$55	$33	64%	$84	$62	35%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Operating Revenues
(Dollars in millions)

Residential revenues consist of:

▪	Broadband services, including fiber-based and other digital, premium and enhanced data services

▪	Video services, including IPTV and satellite offerings

▪	Voice services

Commercial revenues consist of:

▪	High-speed and dedicated business internet services

▪	Voice services

Wholesale revenues consist of:

▪	Network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom’s network

▪	Federal and state USF support, including A-CAM support

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three and six months ended June 30, 2019, due primarily to growth in video and broadband connections and price increases, partially offset by declines in voice connections. Average video connections grew 9% while average voice connections declined 5%.
Commercial revenues decreased for the three and six months ended June 30, 2019, due to declining connections mostly in CLEC markets.
Wholesale revenues increased for the three and six ended June 30, 2019, due to increased A-CAM support payments including $2 million of additional support received in the second quarter of which $1 million was retroactive funding from January 1, 2019 to March 31, 2019. The additional funding increased Wireline's broadband speed deployment obligations under the existing FCC A-CAM program.
Cost of services
Cost of services decreased for the three and six months ended June 30, 2019, due to lower employee expenses and decreases in the costs of purchasing unbundled network elements and provisioning circuits, partially offset by increases in programming charges.
Depreciation, amortization and accretion
Depreciation, amortization and accretion decreased as certain assets became fully depreciated.
(Gain) loss on asset disposals, net
(Gain) loss on asset disposals, net increased for the six months ended June 30, 2019, due to a gain related to the sale of fiber assets in certain CLEC markets during the first quarter.

CABLE OPERATIONS
Business Overview
TDS Telecom’s Cable strategy is to expand its broadband services and leverage that growth by bundling with video and voice services. TDS Telecom seeks to be the leading provider of broadband services in its targeted markets by leveraging its core competencies in network management and customer focus.
Operational Overview

Cable Connections
As of June 30,

Cable connections grew 5% due primarily to an 8% increase in broadband connections.

Financial Overview — Cable

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Residential	$51	$47	8%	$100	$92	8%
Commercial	11	10	9%	21	20	8%
Total operating revenues	62	57	9%	121	112	8%

Cost of services (excluding Depreciation, amortization and accretion reported below)	27	27	–	52	52	–
Selling, general and administrative	15	15	5%	30	28	6%
Depreciation, amortization and accretion	17	18	(4)%	34	35	(3)%
(Gain) loss on asset disposals, net	—	—	(54)%	1	1	(4)%
Total operating expenses	59	59	–	117	116	1%

Operating income (loss)	$2	$(3)	N/M	$5	$(4)	N/M

Income (loss) before income taxes	$3	$(2)	N/M	$6	$(4)	N/M
Adjusted OIBDA (Non-GAAP)[1]	$20	$16	27%	$39	$32	24%
Adjusted EBITDA (Non-GAAP)[1]	$20	$16	29%	$40	$32	26%
Capital expenditures	$15	$13	17%	$28	$24	16%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Operating Revenues
(Dollars in millions)

Residential and Commercial revenues consist of:

▪	Broadband services, including high-speed internet, security and support services

▪	Video services, including premium programming in HD, multi-room and TV Everywhere offerings

▪	Voice services

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential and commercial revenues increased for the three and six months ended June 30, 2019, due to growth in connections and price increases.
Selling, general and administrative
Selling, general and administrative expenses increased for the three and six months ended June 30, 2019, due primarily to increased employee-related expenses.

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
TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of cable, wireless or wireline telecommunications services, IT services or other businesses, wireless spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments. TDS, through U.S. Cellular, made payments related to wireless spectrum license auctions during 2019 (see Regulatory Matters - Millimeter Wave Spectrum Auctions), and expects capital expenditures in 2019 to be higher than in 2018, due primarily to investments at U.S. Cellular to enhance network speed and capacity and to deploy 5G technology, as well as increased levels of fiber investments at TDS Telecom. It may be necessary from time to time to increase the size of the existing revolving credit agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain short- or long-term financing on acceptable terms, TDS makes significant wireless spectrum license purchases, TDS makes significant business acquisitions, the LA Partnership discontinues or significantly reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.
TDS’ credit rating currently is sub-investment grade. There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS. Insufficient cash flows from operating activities, changes in TDS' credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of TDS or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of wireless spectrum licenses, and/or reduce or cease share repurchases and/or the payment of dividends. Any of the foregoing developments would have an adverse impact on TDS' businesses, financial condition or results of operations. TDS cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.

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

Cash and Cash Equivalents
(Dollars in millions)

At June 30, 2019, TDS' consolidated Cash and cash equivalents totaled $834 million compared to $921 million at December 31, 2018.
The majority of TDS’ Cash and cash equivalents is held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies across a range of eligible money market investments that may include, but are not limited to, government agency repurchase agreements, government agency debt, U.S. Treasury repurchase agreements, U.S. Treasury debt, and other securities collateralized by U.S. government obligations. TDS monitors the financial viability of the money market funds and the financial institutions with which TDS has deposits and believes that the credit risk associated with these is low.

Financing
TDS and U.S. Cellular have unsecured revolving credit agreements available for general corporate purposes including acquisitions, wireless spectrum license purchases and capital expenditures. These credit agreements mature in May 2023. As of June 30, 2019, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS’ and U.S. Cellular’s unused capacity under their revolving credit agreements was $400 million and $298 million, respectively.
In March 2019, U.S. Cellular amended its senior term loan credit agreement in order to reduce the interest rate. There were no changes to the maturity date and no significant changes to other key terms of the agreement.
TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit agreements and the senior term loan credit agreement as of June 30, 2019.
U.S. Cellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings for general corporate purposes using its equipment installment plan receivables. The unused capacity under this agreement was $200 million as of June 30, 2019, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. U.S. Cellular believes that it was in compliance with all of the financial covenants and requirements set forth in its receivables securitization agreement as of that date.
TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.
Long-term debt payments due for the remainder of 2019 and the next four years are $199 million, which represent 8% of the total gross long-term debt obligation at June 30, 2019.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2019 and 2018, were as follows:

Capital Expenditures
(Dollars in millions)

U.S. Cellular’s capital expenditures for the six months ended June 30, 2019 and 2018, were $297 million and $155 million, respectively.
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

▪	Begin deploying 5G technology; and

▪	Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the six months ended June 30, 2019 and 2018, were $112 million and $87 million, respectively.
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
Acquisitions, Divestitures and Exchanges
TDS may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties, wireless spectrum licenses and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement. TDS assesses its business interests on an ongoing basis with a goal of improving the competitiveness of its operations and its long-term return on capital. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum licenses, including pursuant to FCC auctions; and telecommunications, cable or other possible businesses. TDS also may seek to divest outright or include in exchanges for other interests those interests that are not strategic to its long-term success.
In June 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in its 28 GHz auction (Auction 101) and 282 wireless spectrum licenses in its 24 GHz auction (Auction 102) for an aggregate purchase price of $256 million. U.S. Cellular paid substantially all of the $256 million in the first half of 2019. The wireless spectrum licenses are expected to be granted by the FCC during 2019.

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
Common Share Repurchase Programs
TDS and U.S. Cellular have repurchased their Common Shares and U.S. Cellular expects to continue to repurchase its Common Shares, subject to any available repurchase program. However, there were no share repurchases made under these programs in the six months ended June 30, 2019, or in the year ended December 31, 2018.
As of June 30, 2019, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS’ program was $199 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
U.S. Cellular also has a share repurchase authorization. As of June 30, 2019, the total cumulative amount of U.S. Cellular Common Shares authorized to be purchased is 5,901,000.
Contractual and Other Obligations
There were no material changes outside the ordinary course of business between December 31, 2018 and June 30, 2019, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
TDS operates a capital- and marketing-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, and short-term and long-term debt financing to fund its acquisitions (including wireless spectrum licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes TDS' cash flow activities for the six months ended June 30, 2019 and 2018.
2019 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $86 million. Net cash provided by operating activities was $592 million due to net income of $109 million plus non-cash items of $497 million and distributions received from unconsolidated entities of $76 million, including $33 million in distributions from the LA Partnership. This was offset by changes in working capital items which decreased net cash by $90 million. The primary working capital changes were a reduction in accrued compensation reflecting annual employee bonus payments and a decline in the amounts due to agents driven by lower sales volume.
Cash flows used for investing activities were $616 million. Cash paid for additions to property, plant and equipment totaled $393 million. Cash payments for wireless spectrum license acquisitions were $255 million. These were partially offset by Cash received from divestitures and exchanges of $32 million.
Cash flows used for financing activities were $62 million, reflecting ordinary activity such as the payment of dividends and the scheduled repayments of debt.
2018 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $255 million. Net cash provided by operating activities was $463 million due primarily to net income of $101 million plus non-cash items of $442 million and distributions received from unconsolidated entities of $70 million, including $33 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $150 million. The working capital changes were primarily influenced by an increase in equipment installment plan receivables and the timing of annual employee bonus, vendor and tax payments, partially offset by collections of customer and agent receivables.
Cash flows used for investing activities were $161 million. Cash paid for additions to property, plant and equipment totaled $275 million. Cash paid for acquisitions and licenses was $10 million. This was partially offset by cash received from the redemption of short-term Treasury bills of $100 million and Cash received from divestitures and exchanges of $21 million.
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
Licenses
Licenses increased $283 million due primarily to wireless spectrum license rights acquired through FCC auctions. See Note 6 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Operating lease right-of-use assets
Operating lease right-of-use assets increased $963 million due to the adoption of Accounting Standards Codification (ASC) 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Accrued compensation
Accrued compensation decreased $50 million due primarily to employee bonus payments in March 2019.
Short-term operating lease liabilities
Short-term operating lease liabilities increased $112 million due to the adoption of ASC 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Other current liabilities
Other current liabilities decreased by $29 million due primarily to a decline in the amounts due to agents driven by lower sales volume.
Long-term operating lease liabilities
Long-term operating lease liabilities increased $927 million due to the adoption of ASC 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.
Other deferred liabilities and credits
Other deferred liabilities and credits decreased $91 million due primarily to the adoption of ASC 842. See Note 8 — Leases in the Notes to Consolidated Financial Statements for additional information.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability and, therefore, reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income or Income (loss) before income taxes and Operating income (loss). Income tax expense is not provided at the individual segment level for Wireline and Cable. TDS calculates income tax expense (benefit) for TDS Telecom in total.

	Three Months Ended June 30,		Six Months Ended June 30,
TDS - CONSOLIDATED	2019	2018	2019	2018
(Dollars in millions)
Net income (GAAP)	$39	$44	$109	$101
Add back:
Income tax expense	16	21	50	45
Interest expense	43	43	86	86
Depreciation, amortization and accretion	234	220	460	441
EBITDA (Non-GAAP)	332	328	705	673
Add back or deduct:
(Gain) loss on asset disposals, net	5	2	—	3
(Gain) loss on sale of business and other exit costs, net	—	—	(2)	—
(Gain) loss on license sales and exchanges, net	—	(11)	(2)	(17)
Adjusted EBITDA (Non-GAAP)	337	319	701	659
Deduct:
Equity in earnings of unconsolidated entities	41	40	85	78
Interest and dividend income	9	6	17	11
Other, net	—	1	1	2
Adjusted OIBDA (Non-GAAP)	287	272	598	568
Deduct:
Depreciation, amortization and accretion	234	220	460	441
(Gain) loss on asset disposals, net	5	2	—	3
(Gain) loss on sale of business and other exit costs, net	—	—	(2)	—
(Gain) loss on license sales and exchanges, net	—	(11)	(2)	(17)
Operating income (GAAP)	$48	$61	$142	$141

	Three Months Ended June 30,		Six Months Ended June 30,
U.S. CELLULAR	2019	2018	2019	2018
(Dollars in millions)
Net income (GAAP)	$32	$52	$90	$107
Add back:
Income tax expense	14	18	41	40
Interest expense	29	29	58	58
Depreciation, amortization and accretion	177	159	345	317
EBITDA (Non-GAAP)	252	258	534	522
Add back or deduct:
(Gain) loss on asset disposals, net	5	1	7	2
(Gain) loss on sale of business and other exit costs, net	—	—	(2)	—
(Gain) loss on license sales and exchanges, net	—	(11)	(2)	(17)
Adjusted EBITDA (Non-GAAP)	257	248	537	507
Deduct:
Equity in earnings of unconsolidated entities	40	40	84	78
Interest and dividend income	5	3	11	7
Other, net	—	—	(1)	(1)
Adjusted OIBDA (Non-GAAP)	212	205	443	423
Deduct:
Depreciation, amortization and accretion	177	159	345	317
(Gain) loss on asset disposals, net	5	1	7	2
(Gain) loss on sale of business and other exit costs, net	—	—	(2)	—
(Gain) loss on license sales and exchanges, net	—	(11)	(2)	(17)
Operating income (GAAP)	$30	$56	$95	$121

	Three Months Ended June 30,		Six Months Ended June 30,
TDS TELECOM	2019	2018	2019	2018
(Dollars in millions)
Net income (GAAP)	$25	$16	$56	$37
Add back:
Income tax expense	8	5	18	12
Interest expense	(1)	—	(1)	(1)
Depreciation, amortization and accretion	50	53	100	107
EBITDA (Non-GAAP)	82	74	173	155
Add back or deduct:
(Gain) loss on asset disposals, net	(1)	1	(8)	1
Adjusted EBITDA (Non-GAAP)	82	75	165	156
Deduct:
Interest and dividend income	3	2	6	3
Other, net	—	1	—	1
Adjusted OIBDA (Non-GAAP)	78	73	159	152
Deduct:
Depreciation, amortization and accretion	50	53	100	107
(Gain) loss on asset disposals, net	(1)	1	(8)	1
Operating income (GAAP)	$29	$18	$66	$43
Numbers may not foot due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
WIRELINE	2019	2018	2019	2018
(Dollars in millions)
Income before income taxes (GAAP)	$30	$24	$68	$52
Add back:
Interest expense	(1)	—	(1)	(1)
Depreciation, amortization and accretion	33	36	66	72
EBITDA (Non-GAAP)	62	59	133	124
Add back or deduct:
(Gain) loss on asset disposals, net	(1)	1	(8)	1
Adjusted EBITDA (Non-GAAP)	62	59	125	124
Deduct:
Interest and dividend income	3	2	5	3
Other, net	—	1	—	1
Adjusted OIBDA (Non-GAAP)	59	57	119	120
Deduct:
Depreciation, amortization and accretion	33	36	66	72
(Gain) loss on asset disposals, net	(1)	1	(8)	1
Operating income (GAAP)	$27	$21	$61	$47
Numbers may not foot due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
CABLE	2019	2018	2019	2018
(Dollars in millions)
Income (loss) before income taxes (GAAP)	$3	$(2)	$6	$(4)
Add back:
Depreciation, amortization and accretion	17	18	34	35
EBITDA (Non-GAAP)	20	15	40	32
Add back or deduct:
(Gain) loss on asset disposals, net	—	—	1	1
Adjusted EBITDA (Non-GAAP)	20	16	40	32
Deduct:
Interest and dividend income	—	—	1	—
Adjusted OIBDA (Non-GAAP)	20	16	39	32
Deduct:
Depreciation, amortization and accretion	17	18	34	35
(Gain) loss on asset disposals, net	—	—	1	1
Operating income (loss) (GAAP)	$2	$(3)	$5	$(4)
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

	Six Months Ended June 30,
	2019	2018
(Dollars in millions)
Cash flows from operating activities (GAAP)	$592	$463
Less: Cash paid for additions to property, plant and equipment	393	275
Free cash flow (Non-GAAP)	$199	$188

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
Regulatory Matters
USTelecom Forbearance Petition
On July 12, 2019, in response to the USTelecom Forbearance Petition, the FCC issued an Order granting partial forbearance relief from rules adopted pursuant to the Telecommunications Act of 1996. These rules require ILECs to provide dedicated transport facilities between wire centers to their competitors on an unbundled basis at regulated rates. It is expected that the FCC will address the remainder of the Forbearance Petition seeking the unbundling of local loops by August 2, 2019. As a result of these petitions, CLECs could potentially see increased prices for the use of facilities currently purchased from other ILECs. TDS Telecom is exploring the options available to it should the petition be granted.
FCC Connect America Fund
In December 2018, the FCC authorized additional funding for companies that elected Alternative Connect America Model (A–CAM) support. On February 25, 2019, as directed within the order, the Wireline Competition Bureau (the Bureau) released a public notice offering TDS Telecom an additional $198 million in funding along with additional buildout obligations and extended the term of the revised offer by two years until December 31, 2028, which TDS Telecom accepted. On April 29, 2019, the Bureau authorized and directed the Universal Service Administrative Company (USAC) to obligate and disburse this revised support to those carriers that accept this revised offer. The offer provides A-CAM support up to $200 per location which increases annual support under the program to $82 million excluding transitional amounts, retroactive to January 1, 2019, and extending through 2028.
Millimeter Wave Spectrum Auctions
At its open meeting on August 2, 2018, the FCC adopted a public notice establishing procedures for two auctions of wireless spectrum licenses in the 28 GHz and 24 GHz bands. The 28 GHz auction (Auction 101) commenced on November 14, 2018 and closed on January 24, 2019. Auction 101 offered two 425 MHz licenses in the 28 GHz band over portions of the United States that do not have incumbent licensees. The 24 GHz auction (Auction 102) commenced on March 14, 2019 and closed on May 28, 2019. Auction 102 offered up to seven 100 MHz licenses in the 24 GHz band in Partial Economic Areas covering most of the United States. On June 3, 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in Auction 101 and 282 wireless spectrum licenses in Auction 102 for an aggregate purchase price of $256 million. The licenses are expected to be granted by the FCC during 2019.
At the open meeting on August 2, 2018, the FCC also adopted a Further Notice of Proposed Rulemaking in preparation for an additional Millimeter Wave auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). On July 11, 2019, the FCC released a Public Notice establishing procedures for Auction 103. Applications to participate in Auction 103 are due on September 9, 2019, upfront payments are due on October 22, 2019, and bidding will commence on December 10, 2019.

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
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2019.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,013	$993	$2,008	$1,970
Equipment and product sales	248	262	510	510
Total operating revenues	1,261	1,255	2,518	2,480

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	304	300	588	587
Cost of equipment and products	249	266	513	512
Selling, general and administrative	421	417	819	813
Depreciation, amortization and accretion	234	220	460	441
(Gain) loss on asset disposals, net	5	2	—	3
(Gain) loss on sale of business and other exit costs, net	—	—	(2)	—
(Gain) loss on license sales and exchanges, net	—	(11)	(2)	(17)
Total operating expenses	1,213	1,194	2,376	2,339

Operating income	48	61	142	141

Investment and other income (expense)
Equity in earnings of unconsolidated entities	41	40	85	78
Interest and dividend income	9	6	17	11
Interest expense	(43)	(43)	(86)	(86)
Other, net	—	1	1	2
Total investment and other income	7	4	17	5

Income before income taxes	55	65	159	146
Income tax expense	16	21	50	45
Net income	39	44	109	101
Less: Net income attributable to noncontrolling interests, net of tax	6	11	17	29
Net income attributable to TDS shareholders	$33	$33	$92	$72

Basic weighted average shares outstanding	114	112	114	112
Basic earnings per share attributable to TDS shareholders	$0.29	$0.30	$0.81	$0.65

Diluted weighted average shares outstanding	116	113	116	113
Diluted earnings per share attributable to TDS shareholders	$0.28	$0.29	$0.78	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
Net income	$39	$44	$109	$101
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	—	—	—	(1)
Comprehensive income	39	44	109	100
Less: Net income attributable to noncontrolling interests, net of tax	6	11	17	29
Comprehensive income attributable to TDS shareholders	$33	$33	$92	$71

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
(Dollars in millions)
Cash flows from operating activities
Net income	$109	$101
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	460	441
Bad debts expense	50	43
Stock-based compensation expense	33	23
Deferred income taxes, net	40	25
Equity in earnings of unconsolidated entities	(85)	(78)
Distributions from unconsolidated entities	76	70
(Gain) loss on asset disposals, net	—	3
(Gain) loss on sale of business and other exit costs, net	(2)	—
(Gain) loss on license sales and exchanges, net	(2)	(17)
Other operating activities	3	2
Changes in assets and liabilities from operations
Accounts receivable	(2)	51
Equipment installment plans receivable	(11)	(47)
Inventory	(4)	(8)
Accounts payable	(9)	(50)
Customer deposits and deferred revenues	8	(25)
Accrued taxes	2	(5)
Other assets and liabilities	(74)	(66)
Net cash provided by operating activities	592	463

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(393)	(275)
Cash paid for acquisitions and licenses	(255)	(10)
Cash received from investments	11	100
Cash paid for investments	(11)	—
Cash received from divestitures and exchanges	32	21
Other investing activities	—	3
Net cash used in investing activities	(616)	(161)

Cash flows from financing activities
Repayment of long-term debt	(11)	(10)
TDS Common Shares reissued for benefit plans, net of tax payments	(6)	7
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(8)	—
Dividends paid to TDS shareholders	(38)	(36)
Distributions to noncontrolling interests	(2)	(4)
Other financing activities	3	(4)
Net cash used in financing activities	(62)	(47)

Net increase (decrease) in cash, cash equivalents and restricted cash	(86)	255

Cash, cash equivalents and restricted cash
Beginning of period	927	622
End of period	$841	$877

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2019	December 31, 2018
(Dollars in millions)
Current assets
Cash and cash equivalents	$834	$921
Short-term investments	18	17
Accounts receivable
Customers and agents, less allowances of $70 and $71, respectively	969	992
Other, less allowances of $2 and $2, respectively	113	107
Inventory, net	154	150
Prepaid expenses	95	103
Income taxes receivable	17	12
Other current assets	28	28
Total current assets	2,228	2,330

Assets held for sale	—	54

Licenses	2,478	2,195

Goodwill	509	509

Other intangible assets, net of accumulated amortization of $180 and $168, respectively	241	253

Investments in unconsolidated entities	490	480

Property, plant and equipment
In service and under construction	12,348	12,074
Less: Accumulated depreciation and amortization	9,030	8,728
Property, plant and equipment, net	3,318	3,346

Operating lease right-of-use assets	963	—

Other assets and deferred charges	568	616

Total assets[1]	$10,795	$9,783
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2019	December 31, 2018
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$21	$21
Accounts payable	367	365
Customer deposits and deferred revenues	205	197
Accrued interest	13	11
Accrued taxes	45	44
Accrued compensation	77	127
Short-term operating lease liabilities	112	—
Other current liabilities	85	114
Total current liabilities	925	879

Liabilities held for sale	—	1

Deferred liabilities and credits
Deferred income tax liability, net	681	640
Long-term operating lease liabilities	927	—
Other deferred liabilities and credits	450	541

Long-term debt, net	2,409	2,418

Commitments and contingencies

Noncontrolling interests with redemption features	10	11

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 114 shares (7 Series A Common and 107 Common Shares)
Par Value ($.01 per share)	1	1
Capital in excess of par value	2,438	2,432
Treasury shares, at cost, 18 and 19 Common Shares, respectively	(488)	(519)
Accumulated other comprehensive loss	(10)	(10)
Retained earnings	2,684	2,656
Total TDS shareholders' equity	4,625	4,560

Noncontrolling interests	768	733

Total equity	5,393	5,293

Total liabilities and equity[1]	$10,795	$9,783
The accompanying notes are an integral part of these consolidated financial statements.

[1]
The consolidated total assets as of June 30, 2019 and December 31, 2018, include assets held by consolidated variable interest entities (VIEs) of $903 million and $848 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of June 30, 2019 and December 31, 2018, include certain liabilities of consolidated VIEs of $17 million and $21 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 9 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2019	$1	$2,442	$(505)	$(10)	$2,683	$4,611	$746	$5,357
Cumulative effect of accounting change	—	—	—	—	2	2	—	2
Net income attributable to TDS shareholders	—	—	—	—	33	33	—	33
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	6	6
TDS Common and Series A Common share dividends ($0.165 per share)	—	—	—	—	(19)	(19)	—	(19)
Dividend reinvestment plan	—		6	—	(1)	5	—	5
Incentive and compensation plans	—	—	11	—	(14)	(3)	—	(3)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(8)	—	—	—	(8)	17	9
Stock-based compensation awards	—	4	—	—	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
June 30, 2019	$1	$2,438	$(488)	$(10)	$2,684	$4,625	$768	$5,393

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2018	$1	$2,421	$(643)	$(3)	$2,696	$4,472	$667	$5,139
Cumulative effect of accounting changes	—	—	—	—	(1)	(1)	—	(1)
Net income attributable to TDS shareholders	—	—	—	—	33	33	—	33
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	10	10
TDS Common and Series A Common share dividends ($0.160 per share)	—	—	—	—	(18)	(18)	—	(18)
Dividend reinvestment plan	—	—	6	—	(4)	2	—	2
Incentive and compensation plans	—	—	13	—	(14)	(1)	—	(1)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(6)	—	—	—	(6)	12	6
Stock-based compensation awards	—	3	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
June 30, 2018	$1	$2,418	$(624)	$(3)	$2,692	$4,484	$688	$5,172

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2018	$1	$2,432	$(519)	$(10)	$2,656	$4,560	$733	$5,293
Cumulative effect of accounting changes	—	—	—	—	2	2	—	2
Net income attributable to TDS shareholders	—	—	—	—	92	92	—	92
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	17	17
TDS Common and Series A Common share dividends ($0.330 per share)	—	—	—	—	(38)	(38)	—	(38)
Dividend reinvestment plan	—	—	11	—	(2)	9	—	9
Incentive and compensation plans	—	—	20	—	(26)	(6)	—	(6)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(2)	—	—	—	(2)	20	18
Stock-based compensation awards	—	8	—	—	—	8	—	8
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
June 30, 2019	$1	$2,438	$(488)	$(10)	$2,684	$4,625	$768	$5,393

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2017	$1	$2,413	$(669)	$(1)	$2,525	$4,269	$623	$4,892
Cumulative effect of accounting changes	—	—	—	(1)	163	162	31	193
Net income attributable to TDS shareholders	—	—	—	—	72	72	—	72
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	16	16
Other comprehensive loss	—	—	—	(1)	—	(1)	—	(1)
TDS Common and Series A Common share dividends ($0.320 per share)	—	—	—	—	(36)	(36)	—	(36)
Dividend reinvestment plan	—	—	13	—	(7)	6	—	6
Incentive and compensation plans	—	—	32	—	(25)	7	—	7
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(1)	—	—	—	(1)	19	18
Stock-based compensation awards	—	6	—	—	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
June 30, 2018	$1	$2,418	$(624)	$(3)	$2,692	$4,484	$688	$5,172

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
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2019, are U.S. Cellular, Wireline, and Cable. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 11 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of June 30, 2019 and December 31, 2018, its results of operations, comprehensive income and changes in equity for the three and six months ended June 30, 2019 and 2018, and its cash flows for the six months ended June 30, 2019 and 2018. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2018, except as disclosed in Note 8 — Leases.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
(Dollars in millions)
Cash and cash equivalents	$834	$921
Restricted cash included in Other current assets	7	6
Cash, cash equivalents and restricted cash in the statement of cash flows	$841	$927

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

		TDS Telecom
Three Months Ended June 30, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$662	$—	$—	$—	$—	$662
Inbound roaming	44	—	—	—	—	44
Residential	—	81	51	131	—	131
Commercial	—	42	11	54	—	54
Wholesale	—	48	—	48	—	48
Other service	35	—	—	—	16	51
Service revenues from contracts with customers	741	172	62	233	16	990
Equipment and product sales	216	—	—	—	32	248
Total revenues from contracts with customers[2]	$957	$172	$62	$233	$48	$1,238

		TDS Telecom
Three Months Ended June 30, 2018	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$652	$—	$—	$—	$—	$652
Inbound roaming	39	—	—	—	—	39
Residential	—	80	47	127	—	127
Commercial	—	46	10	57	—	57
Wholesale	—	46	—	46	—	46
Other service	33	—	—	—	18	51
Service revenues from contracts with customers	724	173	57	229	18	971
Equipment and product sales	233	—	—	1	28	262
Total revenues from contracts with customers[2]	$957	$173	$57	$230	$46	$1,233

		TDS Telecom
Six Months Ended June 30, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,322	$—	$—	$—	$—	$1,322
Inbound roaming	78	—	—	—	—	78
Residential	—	162	100	262	—	262
Commercial	—	86	21	107	—	107
Wholesale	—	94	—	94	—	94
Other service	66	—	—	(1)	35	100
Service revenues from contracts with customers	1,466	342	121	462	35	1,963
Equipment and product sales	441	1	—	1	68	510
Total revenues from contracts with customers[2]	$1,907	$342	$121	$463	$103	$2,473

		TDS Telecom
Six Months Ended June 30, 2018	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,301	$—	$—	$—	$—	$1,301
Inbound roaming	66	—	—	—	—	66
Residential	—	160	92	253	—	253
Commercial	—	94	20	114	—	114
Wholesale	—	93	—	93	—	93
Other service	65	—	—	(1)	34	98
Service revenues from contracts with customers	1,432	348	112	459	34	1,925
Equipment and product sales	450	1	—	1	59	510
Total revenues from contracts with customers[2]	$1,882	$349	$112	$460	$93	$2,435
Numbers may not foot due to rounding.

[1]	TDS Telecom Total includes eliminations between the Wireline and Cable segments.

[2]
Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the amounts in this table only include revenue resulting from contracts with customers.

Contract Balances
The accounts receivable balance related to amounts billed and not paid on contracts with customers, net of allowances, is shown in the table below.

	June 30, 2019	December 31, 2018
(Dollars in millions)
Accounts receivable
Customer and agents	$965	$987
Other	91	73
Total[1]	$1,056	$1,060

[1]
Accounts receivable line items presented in this table will not agree to amounts presented in the Consolidated Balance Sheet as the amounts in this table only include receivables resulting from contracts with customers.

The following table provides a rollforward of contract assets from contracts with customers, which are recorded in Other current assets and Other assets and deferred charges in the Consolidated Balance Sheet.

Contract Assets
(Dollars in millions)
Balance at December 31, 2018	$11
Contract additions	7
Reclassified to receivables	(9)
Balance at June 30, 2019	$9
The following table provides a rollforward of contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues and Other deferred liabilities and credits in the Consolidated Balance Sheet.

Contract Liabilities
(Dollars in millions)
Balance at December 31, 2018	$203
Contract additions	118
Terminated contracts	(3)
Revenue recognized	(108)
Balance at June 30, 2019	$210

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenue expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenue to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2019, and may vary from actual results due to future contract modifications. As a practical expedient, revenue related to contracts of less than one year, generally month-to-month contracts, are excluded from these estimates.

Service Revenue
(Dollars in millions)
Remainder of 2019	$277
2020	207
Thereafter	306
Total	$790

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
Contract Cost Assets
TDS expects that incremental commission fees paid as a result of obtaining contracts are recoverable and therefore TDS capitalizes these costs. As a practical expedient, costs with an amortization period of one year or less are not capitalized. TDS also incurs fulfillment costs, such as installation costs, where there is an expectation that a future benefit will be realized. Capitalized commission fees and fulfillment costs are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term which ranges from fifteen months to thirty-nine months. Contract cost asset balances, which are recorded in Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

	June 30, 2019	December 31, 2018
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$145	$154
Fulfillment costs
Installation costs	11	10
Total contract cost assets	$156	$164

Amortization of contract cost assets was $32 million and $64 million for the three and six months ended June 30, 2019, respectively, and $30 million and $62 million for the three and six months ended June 30, 2018, respectively, and was included in Selling, general and administrative expense.
Note 3 Fair Value Measurements
As of June 30, 2019 and December 31, 2018, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	June 30, 2019		December 31, 2018
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$834	$834	$921	$921
Short-term investments	1	18	18	17	17
Long-term debt
Retail	2	1,753	1,781	1,753	1,596
Institutional	2	534	578	534	531
Other	2	176	176	182	182

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. Long-term debt excludes lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes and 6.95% Senior Notes. TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of a senior term loan credit agreement and other borrowings with financial institutions. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 4.16% to 6.75% and 5.03% to 8.00% at June 30, 2019 and December 31, 2018, respectively.

Note 4 Equipment Installment Plans
TDS sells devices to customers under equipment installment plans over a specified time period. For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract. TDS values this trade-in right as a guarantee liability. The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in. When a customer exercises the trade-in option, both the outstanding receivable and guarantee liability balances related to the respective device are reduced to zero, and the value of the used device that is received in the transaction is recognized as inventory. If the customer does not exercise the trade-in option at the time of eligibility, TDS begins amortizing the liability and records this amortization as additional equipment revenue. As of June 30, 2019 and December 31, 2018, the guarantee liability related to these plans was $10 million and $11 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.
The following table summarizes equipment installment plan receivables as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
(Dollars in millions)
Equipment installment plan receivables, gross	$961	$974
Allowance for credit losses	(80)	(77)
Equipment installment plan receivables, net	$881	$897

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$568	$560
Other assets and deferred charges (Non-current portion)	313	337
Equipment installment plan receivables, net	$881	$897

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

	June 30, 2019			December 31, 2018
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$888	$9	$897	$904	$17	$921
Billed — current	43	1	44	35	1	36
Billed — past due	18	2	20	15	2	17
Equipment installment plan receivables, gross	$949	$12	$961	$954	$20	$974

Activity for the six months ended June 30, 2019 and 2018, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2019	June 30, 2018
(Dollars in millions)
Allowance for credit losses, beginning of period	$77	$65
Bad debts expense	38	30
Write-offs, net of recoveries	(35)	(26)
Allowance for credit losses, end of period	$80	$69

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
The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of Common Shares were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars and shares in millions, except per share amounts)
Basic earnings per share attributable to TDS shareholders:
Net income attributable to TDS shareholders used in basic earnings per share	$33	$33	$92	$72
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(1)	(1)	(1)	(1)
Net income attributable to TDS shareholders used in diluted earnings per share	$32	$32	$91	$71

Weighted average number of shares used in basic earnings per share:
Common Shares	107	105	107	105
Series A Common Shares	7	7	7	7
Total	114	112	114	112

Effects of dilutive securities	2	1	2	1
Weighted average number of shares used in diluted earnings per share	116	113	116	113

Basic earnings per share attributable to TDS shareholders	$0.29	$0.30	$0.81	$0.65

Diluted earnings per share attributable to TDS shareholders	$0.28	$0.29	$0.78	$0.63

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 1 million for both the three and six months ended June 30, 2019, and 3 million and 4 million for the three and six months ended June 30, 2018, respectively.

Note 6 Intangible Assets
Activity related to Licenses for the six months ended June 30, 2019, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2018	$2,195
Acquisitions	257
Exchanges - Licenses received	26
Balance at June 30, 2019	$2,478

In June 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in its 28 GHz auction (Auction 101) and 282 wireless spectrum licenses in its 24 GHz auction (Auction 102) for an aggregate purchase price of $256 million. U.S. Cellular paid substantially all of the $256 million in the first half of 2019. The wireless spectrum licenses are expected to be granted by the FCC during 2019.
Note 7 Investments in Unconsolidated Entities
Investments in unconsolidated entities consist of amounts invested in entities in which TDS holds a noncontrolling interest.
TDS’ Investments in unconsolidated entities are accounted for using either the equity method or measurement alternative method as shown in the table below. The measurement alternative method was elected for investments without readily determinable fair values formerly accounted for under the cost method. The carrying value of measurement alternative method investments represents cost minus any impairments plus or minus any observable price changes.

	June 30, 2019	December 31, 2018
(Dollars in millions)
Equity method investments	$469	$459
Measurement alternative method investments	21	21
Total investments in unconsolidated entities	$490	$480

The following table, which is based in part on information provided by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Dollars in millions)
Revenues	$1,660	$1,661	$3,356	$3,324
Operating expenses	1,192	1,204	2,413	2,417
Operating income	468	457	943	907
Other income (expense), net	3	1	(3)	(1)
Net income	$471	$458	$940	$906

Note 8 Leases
Change in Accounting Policy
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases and has since amended the standard with Accounting Standards Update 2018-01, Leases: Land Easement Practical Expedient for Transition to Topic 842, Accounting Standards Update 2018-10, Codification Improvements to Topic 842, Leases, Accounting Standards Update 2018-11, Leases: Targeted Improvements, and Accounting Standards Update 2018-20, Leases: Narrow-Scope Improvements for Lessors, collectively referred to as ASC 842. This standard replaces the previous lease accounting standard under ASC 840 - Leases and requires lessees to record a right-of-use (ROU) asset and lease liability for the majority of leases. TDS adopted the provisions of ASC 842 on January 1, 2019, using a modified retrospective method. Under this method, TDS elected to apply the new accounting standard only to the most recent period presented, recognizing the cumulative effect of the accounting change, if any, as an adjustment to the beginning balance of retained earnings. Accordingly, prior periods have not been recast to reflect the new accounting standard. The cumulative effect of applying the provisions of ASC 842 had no material impact on retained earnings.
TDS elected transitional practical expedients for existing leases which eliminated the requirements to reassess existing lease classification, initial direct costs, and whether contracts contain leases. TDS also elected the practical expedient related to land easements that allows it to carry forward the accounting treatment for pre-existing land easement agreements.
The cumulative effect of the adoption of ASC 842 on TDS’ Consolidated Balance Sheet as of January 1, 2019 is presented below.

	December 31, 2018	ASC 842 Adjustment	January 1, 2019
(Dollars in millions)
Prepaid expenses	$103	$(13)	$90
Operating lease right-of-use assets	—	975	975
Other assets and deferred charges	616	(12)	604
Short-term operating lease liabilities	—	112	112
Other current liabilities	114	(8)	106
Long-term operating lease liabilities	—	949	949
Other deferred liabilities and credits	541	(103)	438

In connection with the adoption of ASC 842, TDS recorded ROU assets and lease liabilities for its operating leases in its Consolidated Balance Sheet as of January 1, 2019. The amounts for ROU assets and lease liabilities initially were calculated as the discounted value of future lease payments. The difference between the ROU assets and the corresponding lease liabilities at January 1, 2019 as shown in the table above resulted from adjustments to ROU assets to account for various lease prepayments and straight-line expense recognition deferral balances which existed as of December 31, 2018. Finance leases are included in Property, plant and equipment and Long-term debt, net consistent with the presentation under prior accounting standards.
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
TDS has agreements with both lease and nonlease components, which are accounted for separately. As part of the present value calculation for the lease liabilities, TDS uses an incremental borrowing rate as the rates implicit in the leases are not readily determinable. The incremental borrowing rates used for lease accounting are based on TDS' unsecured rates, adjusted to approximate the rates at which TDS would be required to borrow on a collateralized basis over a term similar to the recognized lease term. TDS applies the incremental borrowing rates to lease components using a portfolio approach based upon the length of the lease term and the reporting entity in which the lease resides. The cost of nonlease components in TDS’ lease portfolio (e.g., utilities and common area maintenance) are not typically predetermined at lease commencement and are expensed as incurred at their relative standalone price.
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
Lease term recognition determines the periods to which expense is allocated and also has a significant impact on the ROU asset and lease liability calculations. Many of TDS’ leases include renewal and early termination options. At lease commencement, the lease terms include options to extend the lease when TDS is reasonably certain that it will exercise the options. The lease terms do not include early termination options unless TDS is reasonably certain to exercise the options. Certain asset classes have similar lease characteristics; therefore, TDS has applied the portfolio approach for lease term recognition for its tower space, retail, and certain ground lease asset classes.

The following table shows the components of lease cost included in the Consolidated Statement of Operations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(Dollars in millions)
Operating lease cost	$44	$87
Financing lease cost:
Amortization of ROU assets	1	1
Variable lease cost	2	4
Total lease cost	$47	$92

The following table shows supplemental cash flow information related to lease activities:

Six Months Ended June 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84
ROU assets obtained in exchange for lease obligations:
Operating leases	$57
Finance leases	7

The following table shows the classification of TDS’ operating and finance leases in its Consolidated Balance Sheet:

June 30, 2019
(Dollars in millions)
Operating Leases
Operating lease right-of-use assets	$963

Short-term operating lease liabilities	$112
Long-term operating lease liabilities	927
Total operating lease liabilities	$1,039

Finance Leases
Property, plant and equipment	$17
Less: Accumulated depreciation and amortization	4
Property, plant and equipment, net	$13
Current portion of long-term debt	$1
Long-term debt, net	5
Total finance lease liabilities	$6

The table below shows a weighted-average analysis for lease term and discount rate for all leases:

June 30, 2019
Weighted Average Remaining Lease Term
Operating leases	12 years
Finance leases	23 years

Weighted Average Discount Rate
Operating leases	4.5%
Finance leases	6.9%

The maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
(Dollars in millions)
Remainder of 2019	$73	$1
2020	162	1
2021	147	—
2022	131	1
2023	116	—
Thereafter	791	13
Total lease payments[1]	$1,420	$16
Less: Imputed interest	381	10
Present value of lease liabilities	$1,039	$6

[1]	Lease payments exclude $8 million of legally binding lease payments for leases signed but not yet commenced.
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
Lease term recognition determines the periods to which revenue is allocated over the term of the lease. Many of TDS’ leases include renewal and early termination options. At lease commencement, lease terms include options to extend the lease when TDS is reasonably certain that lessees will exercise the options. Lease terms would not include periods after the date of a termination option that lessees are reasonably certain to exercise.
Variable lease income occurs when, subsequent to the lease commencement, lease payments are received that were not originally included in the lease receivable calculation. TDS’ variable lease income is primarily a result of leases with escalations that are tied to an index. The incremental increases due to the index changes are recorded as variable lease income.
The following table shows the components of lease income which are included in service revenue in the Consolidated Statement of Operations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
(Dollars in millions)
Operating lease income	$23	$45

The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
Remainder of 2019	$39
2020	80
2021	45
2022	31
2023	19
Thereafter	14
Total future lease maturities	$228

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
During 2017, U.S. Cellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the USCC Master Note Trust (Trust), collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, U.S. Cellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of U.S. Cellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that U.S. Cellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, U.S. Cellular is deemed to have a controlling financial interest in the SPEs and, therefore, consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables.
The following VIEs were formed to participate in FCC auctions of wireless spectrum licenses and to fund, establish, and provide wireless service with respect to any FCC wireless spectrum licenses won in the auctions:

▪	Advantage Spectrum, L.P. (Advantage Spectrum) and Sunshine Spectrum, Inc., the general partner of Advantage Spectrum; and

▪	King Street Wireless, L.P. (King Street Wireless) and King Street Wireless, Inc., the general partner of King Street Wireless.
These particular VIEs are collectively referred to as designated entities. The power to direct the activities that most significantly impact the economic performance of these VIEs is shared. Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships. The general partner of each partnership needs the consent of the limited partner, an indirect TDS subsidiary, to sell or lease certain wireless spectrum licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of these VIEs is shared, TDS has the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs. Therefore, in accordance with GAAP, these VIEs are consolidated.
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

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30, 2019	December 31, 2018
(Dollars in millions)
Assets
Cash and cash equivalents	$8	$9
Short-term investments	18	17
Accounts receivable	616	609
Inventory, net	4	5
Other current assets	5	5
Licenses	647	647
Property, plant and equipment, net	84	88
Operating lease right-of-use assets	40	—
Other assets and deferred charges	322	347
Total assets	$1,744	$1,727

Liabilities
Current liabilities	$32	$31
Long-term operating lease liabilities	37	—
Other deferred liabilities and credits	11	15
Total liabilities	$80	$46

Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
TDS’ total investment in these unconsolidated entities was $4 million at both June 30, 2019 and December 31, 2018, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans and/or advances to its VIEs totaling $208 million and $51 million, during the six months ended June 30, 2019 and 2018, respectively; of which $184 million in 2019 and $33 million in 2018, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreements of Advantage Spectrum and King Street Wireless also provide the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of U.S. Cellular, to purchase its interest in the limited partnership. The general partner’s put options related to its interests in King Street Wireless will become exercisable in the fourth quarter of 2019. The general partner’s put options related to its interest in Advantage Spectrum will become exercisable in 2021 and 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to TDS, is recorded as Noncontrolling interests with redemption features in TDS’ Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put options, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in TDS’ Consolidated Statement of Operations.
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

Note 10 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

Six Months Ended June 30,	2019	2018
(Dollars in millions)
Net income attributable to TDS shareholders	$92	$72
Transfers to noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(23)	(17)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	—	—
Purchase of ownership in subsidiaries from noncontrolling interests	—	—
Net transfers to noncontrolling interests	(23)	(17)
Change from net income attributable to TDS and transfers to noncontrolling interests	$69	$55

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
Financial data for TDS’ reportable segments for the three and six month periods ended, or as of June 30, 2019 and 2018, is as follows. See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of June 30, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$757	$172	$62	$233	$23	$1,013
Equipment and product sales	216	—	—	—	32	248
Total operating revenues	973	172	62	233	55	1,261
Cost of services (excluding Depreciation, amortization and accretion reported below)	193	64	27	91	20	304
Cost of equipment and products	224	—	—	—	25	249
Selling, general and administrative	344	49	15	64	13	421
Depreciation, amortization and accretion	177	33	17	50	7	234
(Gain) loss on asset disposals, net	5	(1)	—	(1)	1	5
Operating income (loss)	30	27	2	29	(11)	48
Equity in earnings of unconsolidated entities	40	—	—	—	1	41
Interest and dividend income	5	3	—	3	1	9
Interest expense	(29)	1	—	1	(15)	(43)
Income (loss) before income taxes	46	30	3	33	(24)	55
Income tax expense (benefit)[2]	14			8	(6)	16
Net income (loss)	32			25	(18)	39
Add back:
Depreciation, amortization and accretion	177	33	17	50	7	234
(Gain) loss on asset disposals, net	5	(1)	—	(1)	1	5
Interest expense	29	(1)	—	(1)	15	43
Income tax expense (benefit)[2]	14			8	(6)	16
Adjusted EBITDA[3]	$257	$62	$20	$82	$(2)	$337

Investments in unconsolidated entities	$450	$4	$—	$4	$36	$490
Total assets	$8,223	$1,377	$641	$2,009	$563	$10,795
Capital expenditures	$195	$55	$15	$70	$(1)	$264

		TDS Telecom
Three Months Ended or as of June 30, 2018	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$741	$173	$57	$230	$22	$993
Equipment and product sales	233	—	—	1	28	262
Total operating revenues	974	174	57	230	51	1,255
Cost of services (excluding Depreciation, amortization and accretion reported below)	187	67	27	93	20	300
Cost of equipment and products	240	—	—	—	26	266
Selling, general and administrative	342	50	15	64	11	417
Depreciation, amortization and accretion	159	36	18	53	8	220
(Gain) loss on asset disposals, net	1	1	—	1	—	2
(Gain) loss on license sales and exchanges, net	(11)	—	—	—	—	(11)
Operating income (loss)	56	21	(3)	18	(13)	61
Equity in earnings of unconsolidated entities	40	—	—	—	—	40
Interest and dividend income	3	2	—	2	1	6
Interest expense	(29)	—	—	—	(14)	(43)
Other, net	—	1	—	1	—	1
Income (loss) before income taxes	70	24	(2)	21	(26)	65
Income tax expense (benefit)[2]	18			5	(2)	21
Net income (loss)	52			16	(24)	44
Add back:
Depreciation, amortization and accretion	159	36	18	53	8	220
(Gain) loss on asset disposals, net	1	1	—	1	—	2
(Gain) loss on license sales and exchanges, net	(11)	—	—	—	—	(11)
Interest expense	29	—	—	—	14	43
Income tax expense (benefit)[2]	18			5	(2)	21
Adjusted EBITDA[3]	$248	$59	$16	$75	$(4)	$319

Investments in unconsolidated entities	$439	$4	$—	$4	$34	$477
Total assets	$7,075	$1,260	$643	$1,893	$530	$9,498
Capital expenditures	$86	$33	$13	$46	$6	$138

		TDS Telecom
Six Months Ended or as of June 30, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,498	$342	$121	$463	$47	$2,008
Equipment and product sales	441	1	—	1	68	510
Total operating revenues	1,939	343	121	464	115	2,518
Cost of services (excluding Depreciation, amortization and accretion reported below)	369	127	52	179	40	588
Cost of equipment and products	458	1	—	1	54	513
Selling, general and administrative	669	96	30	125	25	819
Depreciation, amortization and accretion	345	66	34	100	15	460
(Gain) loss on asset disposals, net	7	(8)	1	(8)	1	—
(Gain) loss on sale of business and other exit costs, net	(2)	—	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	(2)	—	—	—	—	(2)
Operating income (loss)	95	61	5	66	(19)	142
Equity in earnings of unconsolidated entities	84	—	—	—	1	85
Interest and dividend income	11	5	1	6	—	17
Interest expense	(58)	1	—	1	(29)	(86)
Other, net	(1)	—	—	—	2	1
Income (loss) before income taxes	131	68	6	74	(46)	159
Income tax expense (benefit)[2]	41			18	(9)	50
Net income (loss)	90			56	(37)	109
Add back:
Depreciation, amortization and accretion	345	66	34	100	15	460
(Gain) loss on asset disposals, net	7	(8)	1	(8)	1	—
(Gain) loss on sale of business and other exit costs, net	(2)	—	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	(2)	—	—	—	—	(2)
Interest expense	58	(1)	—	(1)	29	86
Income tax expense (benefit)[2]	41			18	(9)	50
Adjusted EBITDA[3]	$537	$125	$40	$165	$(1)	$701

Capital expenditures	$297	$84	$28	$112	$2	$411

		TDS Telecom
Six Months Ended or as of June 30, 2018	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,465	$348	$112	$460	$45	$1,970
Equipment and product sales	450	1	—	1	59	510
Total operating revenues	1,915	349	112	461	104	2,480
Cost of services (excluding Depreciation, amortization and accretion reported below)	365	131	52	183	39	587
Cost of equipment and products	459	1	—	1	52	512
Selling, general and administrative	668	97	28	124	21	813
Depreciation, amortization and accretion	317	72	35	107	17	441
(Gain) loss on asset disposals, net	2	1	1	1	—	3
(Gain) loss on license sales and exchanges, net	(17)	—	—	—	—	(17)
Operating income (loss)	121	47	(4)	43	(23)	141
Equity in earnings of unconsolidated entities	78	—	—	—	—	78
Interest and dividend income	7	3	—	3	1	11
Interest expense	(58)	1	—	1	(29)	(86)
Other, net	(1)	1	—	1	2	2
Income (loss) before income taxes	147	52	(4)	48	(49)	146
Income tax expense (benefit)[2]	40			12	(7)	45
Net income (loss)	107			37	(43)	101
Add back:
Depreciation, amortization and accretion	317	72	35	107	17	441
(Gain) loss on asset disposals, net	2	1	1	1	—	3
(Gain) loss on license sales and exchanges, net	(17)	—	—	—	—	(17)
Interest expense	58	(1)	—	(1)	29	86
Income tax expense (benefit)[2]	40			12	(7)	45
Adjusted EBITDA[3]	$507	$124	$32	$156	$(4)	$659

Capital expenditures	$155	$62	$24	$87	$11	$253

Numbers may not foot due to rounding.

[1]	TDS Telecom Total includes eliminations between the Wireline and Cable segments.

[2]	Income tax expense (benefit) is not provided at the individual segment level for Wireline and Cable. TDS calculates income tax expense for “TDS Telecom Total”.

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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the six months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting, except as follows: TDS implemented internal controls to ensure that, upon adoption of the new lease accounting standard codified in ASC 842, effective January 1, 2019, and for all periods thereafter, the financial statements will be presented in accordance with this new accounting standard.
Legal Proceedings
The United States Department of Justice (DOJ) has notified TDS that it is conducting inquiries of U.S. Cellular and TDS under the federal False Claims Act. The DOJ is investigating U.S. Cellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. U.S. Cellular is a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. TDS and U.S. Cellular are cooperating with the DOJ’s review. TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, TDS cannot predict the outcome of this review.
Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2018, for additional information. There have been no material changes to such information since December 31, 2018.
Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2019.
The maximum dollar value of shares that may yet be purchased under this program was $199 million as of June 30, 2019. There were no purchases made by or on behalf of TDS, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Other Information
The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.
Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit agreements in the second quarter of 2019 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit agreements as of June 30, 2019, or as of the filing date of this Form 10-Q.
Further, U.S. Cellular did not borrow or repay any cash amounts under its receivables securitization agreement in the second quarter of 2019 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under its receivables securitization agreement as of June 30, 2019, or as of the filing date of this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents
Exhibit 3.1	Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS' Current Report on Form 8-K dated May 23, 2019.

Exhibit 4.1
Third Amendment to Amended and Restated Term Loan Credit Agreement, among U.S. Cellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 14, 2019, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular's Current Report on Form 10-Q for the period ended March 31, 2019.

Exhibit 4.2	Restated Bylaws, as amended, are hereby incorporated as Exhibit 3.1.

Exhibit 10.1	TDS 2019 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated March 12, 2019.

Exhibit 10.2	Form of 2019 TDS Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS' Current Report on Form 8-K dated March 12, 2019.

Exhibit 10.3
Form of U.S. Cellular 2013 Long-Term Incentive Plan 2019 Performance Award Agreement for the President and CEO of U.S. Cellular is hereby incorporated by reference to Exhibit 10.2 to U.S. Cellular's Current Report on Form 8-K dated March 12, 2019.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2018. Reference is made to TDS’ Form 10-K for the year ended December 31, 2018, for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	34	-	39
		Notes to Consolidated Financial Statements	43	-	57

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4.	Controls and Procedures	61

Part II.	Other Information

	Item 1.	Legal Proceedings	61

	Item1A.	Risk Factors	33

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

	Item 5.	Other Information	62

	Item 6.	Exhibits	63

Signatures			65

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 1, 2019	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	August 1, 2019	/s/ Peter L. Sereda
Peter L. Sereda Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	August 1, 2019	/s/ Anita J. Kroll
Anita J. Kroll Vice President - Controller and Chief Accounting Officer (principal accounting officer)