Form 10-Q
period 2019-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2019-10-31
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2019, is 107,475,700 Common Shares, $.01 par value, and 7,224,100 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2019

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and nine months ended September 30, 2019, to the three and nine months ended September 30, 2018. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2018. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
General
TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide. TDS provides wireless services through its 82%-owned subsidiary, United States Cellular Corporation (U.S. Cellular). TDS also provides wireline and cable services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS' segments operate entirely in the United States. See Note 13 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.

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

▪
U.S. Cellular continues to devote efforts to enhance its network capabilities. VoLTE technology is now available to 67% of U.S Cellular's subscribers, and deployments in additional operating markets are expected in 2020 and 2021. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services, and offers enhanced services such as high definition voice and simultaneous voice and data sessions.

▪
U.S. Cellular also has begun to deploy 5G technology in its network and expects to launch commercial 5G services in selected markets in 2020. 5G technology is expected to help address customers' growing demand for data services as well as create opportunities for new services requiring high speed, reliability and low latency. U.S. Cellular is working with leading companies in the wireless infrastructure and handset ecosystem to provide rich 5G experiences for customers, initially focused on mobility services and using its low band spectrum. At the same time, as discussed below, U.S. Cellular has begun acquiring high band spectrum to enable the delivery of additional 5G services in the future. In the markets where U.S. Cellular commercially deploys 5G technology, customers using U.S. Cellular’s 4G LTE network will experience increased network speed due to U.S. Cellular's network modernization efforts.

▪
U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, and to be able to expand its 5G service offerings, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum licenses, including pursuant to FCC auctions. In June 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in its 28 GHz auction (Auction 101) and 282 wireless spectrum licenses in its 24 GHz auction (Auction 102) for an aggregate purchase price of $256 million. The wireless spectrum licenses from Auction 101 were granted by the FCC on October 2, 2019, and the wireless spectrum licenses from Auction 102 are expected to be granted by the FCC during the fourth quarter of 2019. Additionally, in September 2019, U.S. Cellular filed an application to participate in Auction 103; bidding in that auction will commence on December 10, 2019. Auction 103 will offer 34 100 MHz blocks in the Upper 37 GHz, 39 GHz, and 47 GHz bands in all Partial Economic Areas.

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

▪
On August 13, 2019, TDS entered into an Asset Purchase Agreement to acquire substantially all of the assets of MI Connection Communications System, dba Continuum, for $80 million in cash, subject to working capital adjustments. The cable company passes approximately 36,500 households in North Carolina and offers broadband, video and voice services. The transaction is expected to close in the fourth quarter of 2019, subject to approvals and other closing conditions.

▪	TDS Telecom’s Cable business also continues to increase its broadband penetration by making network capacity investments and by offering more advanced services in its markets.

▪	TDS Telecom's Wireline and Cable businesses are investing in a next generation cloud-based video platform called TDS TV+ to enhance video services.

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

▪
Voice Connections – refers to the individual circuits connecting a customer to Wireline’s central office facilities that provide voice services or the Cable billable number of lines into a building for voice services.

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

Results of Operations — TDS Consolidated

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Operating revenues
U.S. Cellular	$1,031	$1,001	3%	$2,970	$2,916	2%
TDS Telecom	231	234	(1)%	695	695	–
All other[1]	59	62	(4)%	175	166	5%
Total operating revenues	1,321	1,297	2%	3,840	3,777	2%
Operating expenses
U.S. Cellular	1,011	967	5%	2,855	2,761	3%
TDS Telecom	212	206	3%	609	624	(2)%
All other[1]	69	73	(3)%	205	200	2%
Total operating expenses	1,292	1,246	4%	3,669	3,585	2%
Operating income (loss)
U.S. Cellular	20	34	(40)%	115	155	(26)%
TDS Telecom	20	28	(29)%	86	71	21%
All other[1]	(11)	(11)	(5)%	(30)	(34)	13%
Total operating income	29	51	(43)%	171	192	(11)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	44	42	5%	129	121	7%
Interest and dividend income	7	6	15%	24	18	39%
Interest expense	(42)	(43)	1%	(128)	(129)	1%
Other, net	—	2	N/M	—	1	N/M
Total investment and other income	9	7	34%	25	11	N/M

Income before income taxes	38	58	(35)%	196	203	(3)%
Income tax expense	15	5	N/M	64	48	32%

Net income	23	53	(57)%	132	155	(15)%
Less: Net income attributable to noncontrolling interests, net of tax	5	7	(27)%	22	36	(39)%
Net income attributable to TDS shareholders	$18	$46	(62)%	$110	$119	(7)%

Adjusted OIBDA (Non-GAAP)[2]	$274	$271	1%	$872	$839	4%
Adjusted EBITDA (Non-GAAP)[2]	$325	$321	1%	$1,025	$979	5%
Capital expenditures[3]	$253	$177	43%	$664	$430	54%
N/M - Percentage change not meaningful

[1]	Consists of corporate and other operations and intercompany eliminations.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[3]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.
Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for by the equity method. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed $20 million for both the three months ended September 30, 2019 and 2018, and $60 million and $58 million for the nine months ended September 30, 2019 and 2018, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended September 30, 2019 and 2018, was 39.1% and 7.3%, respectively. The effective tax rate on Income before income taxes for the nine months ended September 30, 2019 and 2018, was 32.8% and 23.9%, respectively. The effective tax rate for the three and nine months ended September 30, 2019 was higher than in the corresponding 2018 periods due primarily to an income tax accounting method change that accelerated tax depreciation on certain assets for the 2017 tax year, resulting in a discrete tax benefit recorded in the third quarter of 2018, as well as an increase in projected unrecognized tax benefits for 2019 that had a disproportionate impact on the effective tax rate due to the relatively low pretax income in the 2019 quarter and year-to-date periods.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
U.S. Cellular noncontrolling public shareholders’	$4	$6	$20	$22
Noncontrolling shareholders’ or partners’	1	1	2	14
Net income attributable to noncontrolling interests, net of tax	$5	$7	$22	$36
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income and the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income.
Net income attributable to noncontrolling interests, net of tax decreased during the nine months ended September 30, 2019, due primarily to an out-of-period adjustment recorded in the first quarter of 2018. TDS determined that this adjustment was not material to any of the periods impacted. See Note 11 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information.

Earnings
(Dollars in millions)

Three Months Ended
Net income decreased due primarily to increased depreciation and other operating expenses, as well as higher income taxes, partially offset by higher revenues.
Nine Months Ended
Net income decreased due primarily to increased depreciation and other operating expenses, as well as higher income taxes in 2019 and gains on license exchanges recorded in 2018, partially offset by higher revenues. Adjusted EBITDA increased due primarily to higher revenues, partially offset by other operating expenses.

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

OPERATIONS

U.S. Cellular headquarters, Chicago, IL
U.S. Cellular operations

▪	Serves customers with 5.0 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections

▪	Operates in 21 states

▪	Employs approximately 5,500 associates

▪	4,123 owned towers

▪	6,554 cell sites in service

Operational Overview

As of September 30,	2019	2018
Retail Connections – End of Period
Postpaid	4,395,000	4,466,000
Prepaid	510,000	528,000
Total	4,905,000	4,994,000

	Q3 2019	Q3 2018	Q3 2019 vs. Q3 2018	YTD 2019	YTD 2018	YTD 2019 vs. YTD 2018
Postpaid Activity and Churn
Gross Additions
Handsets	124,000	133,000	(7)%	328,000	340,000	(4)%
Connected Devices	39,000	39,000	–	108,000	107,000	1%
Total Gross Additions	163,000	172,000	(5)%	436,000	447,000	(2)%
Net Additions (Losses)
Handsets	(2,000)	15,000	N/M	(26,000)	3,000	N/M
Connected Devices	(17,000)	(16,000)	(6)%	(51,000)	(55,000)	7%
Total Net (Losses)	(19,000)	(1,000)	N/M	(77,000)	(52,000)	(48)%
Churn
Handsets	1.09%	1.02%		1.02%	0.97%
Connected Devices	3.44%	3.04%		3.17%	2.89%
Total Churn	1.38%	1.29%		1.29%	1.24%
N/M - Percentage change not meaningful
Total postpaid gross additions decreased for the three and nine months ended September 30, 2019, when compared to the same period last year, due to aggressive industry-wide competition.
Total postpaid churn increased for the three and nine months ended September 30, 2019, due primarily to aggressive industry-wide competition and an increase in defections of connected wearables, which were launched late in the second quarter of 2018.
Postpaid Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
Average Revenue Per User (ARPU)	$46.16	$45.31	2%	$45.82	$44.79	2%
Average Revenue Per Account (ARPA)	$119.87	$119.42	—%	$119.39	$118.71	1%
Postpaid ARPU and Postpaid ARPA increased for the three and nine months ended September 30, 2019, when compared to the same period last year, due to several factors including: a shift in mix to higher-priced service plans; having proportionately more smartphone connections, which on a per-unit basis contribute more revenue than feature phones and connected devices; and an increase in device protection plan revenues.

Financial Overview - U.S. Cellular

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Retail service	$663	$659	1%	$1,984	$1,960	1%
Inbound roaming	54	50	9%	132	116	14%
Other	57	50	13%	156	148	5%
Service revenues	774	759	2%	2,272	2,224	2%
Equipment sales	257	242	6%	698	692	1%
Total operating revenues	1,031	1,001	3%	2,970	2,916	2%

System operations (excluding Depreciation, amortization and accretion reported below)	199	200	(1)%	568	566	–
Cost of equipment sold	266	258	3%	724	716	1%
Selling, general and administrative	358	346	3%	1,027	1,014	1%
Depreciation, amortization and accretion	181	160	13%	524	478	10%
(Gain) loss on asset disposals, net	5	3	66%	13	5	N/M
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	(1)	—	N/M
(Gain) loss on license sales and exchanges, net	2	—	N/M	—	(18)	98%
Total operating expenses	1,011	967	5%	2,855	2,761	3%

Operating income	$20	$34	(40)%	$115	$155	(26)%

Net income	$24	$37	(33)%	$115	$143	(20)%
Adjusted OIBDA (Non-GAAP)[1]	$208	$197	6%	$651	$620	5%
Adjusted EBITDA (Non-GAAP)[1]	$256	$243	5%	$793	$750	6%
Capital expenditures[2]	$170	$118	43%	$467	$274	71%
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[2]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2019 and 2018
(Dollars in millions)

Operating Revenues
Nine Months Ended September 30, 2019 and 2018
(Dollars in millions)

Service revenues consist of:

▪	Retail Service - Charges for voice, data and value added services and recovery of regulatory costs

▪	Inbound Roaming - Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming

▪	Other Service - Amounts received from the Federal USF, tower rental revenues, and miscellaneous other service revenues
Equipment revenues consist of:

▪	Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and nine months ended September 30, 2019, primarily as a result of the increase in Postpaid ARPU, which was previously discussed in the Operational Overview section.
Inbound roaming revenues increased for the three and nine months ended September 30, 2019, primarily driven by higher data usage, partially offset by lower rates.
Other service revenues increased for the three and nine months ended September 30, 2019, due primarily to an out-of-period adjustment to tower lease revenues recorded in the third quarter of 2019. See Note 9 — Leases in the Notes to Consolidated Financial Statements for additional information.
Equipment sales revenues increased for the three and nine months ended September 30, 2019, due to an increase in the average revenue per device sold and a shift in mix to smartphones, partially offset by a decrease in the number of devices sold.
Cost of equipment sold
Cost of equipment sold increased for the three and nine months ended September 30, 2019, due primarily to higher average cost per device sold and a shift in mix to smartphones, partially offset by a decrease in the number of devices sold.

Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2019, due primarily to an increase in costs driven by information system initiatives, as well as an increase in bad debts expenses.
Depreciation, amortization and accretion
Depreciation, amortization, and accretion increased for the three and nine months ended September 30, 2019, due to (i) additional network assets being placed into service and (ii) accelerated depreciation of certain assets due to changes in network technology, which will continue throughout the remainder of 2019 and beyond.

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom operates in two segments: Wireline and Cable. TDS Telecom’s business objective is to provide a wide range of communications services to both residential and commercial customers.

OPERATIONS

TDS Telecom headquarters, Madison, WI
Wireline operations
Cable operations

▪	Provides broadband, video and voice services to 1.2 million connections in 31 states.

▪	Employs approximately 2,800 employees.

▪	Wireline operates incumbent local exchange carriers (ILEC) and competitive local exchange carriers (CLEC) in 27 states.

▪	Cable operates primarily in Colorado, New Mexico, Texas, Utah, and Oregon.

Financial Overview — TDS Telecom

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Operating revenues
Wireline	$169	$177	(4)%	$512	$526	(3)%
Cable	62	58	8%	184	170	8%
TDS Telecom operating revenues[1]	231	234	(1)%	695	695	–
Operating expenses
Wireline	153	149	3%	435	451	(4)%
Cable	59	58	2%	175	174	1%
TDS Telecom operating expenses[1]	212	206	3%	609	624	(2)%

TDS Telecom operating income	$20	$28	(29)%	$86	$71	21%

Net income	$18	$36	(49)%	$74	$73	2%
Adjusted OIBDA (Non-GAAP)[2]	$69	$77	(10)%	$228	$229	–
Adjusted EBITDA (Non-GAAP)[2]	$73	$80	(9)%	$238	$236	1%
Capital expenditures[3]	$81	$54	50%	$193	$140	37%
Numbers may not foot due to rounding.

[1]	Includes eliminations between the Wireline and Cable segments.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[3]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

Total operating revenues
Operating revenues were relatively flat for the three and nine months ended September 30, 2019. While broadband and video connection growth increased residential revenues, commercial and wholesale revenues continued to decline.

Total operating expenses
Operating expenses increased for the three months ended September 30, 2019, due primarily to increased legal and consulting costs in 2019, and a gain on the sale of assets recorded during the third quarter of 2018. Operating expenses decreased for the nine months ended September 30, 2019, due primarily to decreased employee-related expenses and a gain on the sale of assets recorded in the first quarter of 2019.

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
Operational Overview

ILEC Residential Broadband
Connections by Speeds
As of September 30,

Residential broadband customers are increasingly choosing higher speeds in ILEC markets with 66% choosing speeds of 10 Mbps or greater and 37% choosing speeds of 50 Mbps or greater.

Wireline Residential Revenue per
Connection

Increases in broadband connections and speeds, and video connection growth drove increases in average residential revenue per connection.

Residential Connections
As of September 30,
Total residential connections were relatively flat as growth in broadband and video connections offset the decline in voice connections.

Commercial Connections
As of September 30,
Total commercial connections decreased by 9% due primarily to declines in connections in CLEC markets.

Financial Overview — Wireline

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Residential	$83	$81	3%	$245	$241	2%
Commercial	41	46	(9)%	127	140	(9)%
Wholesale	45	50	(11)%	139	144	(3)%
Service revenues	169	176	(4)%	512	524	(2)%
Equipment and product sales	—	—	(19)%	1	1	(25)%
Total operating revenues	169	177	(4)%	512	526	(3)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	68	68	(1)%	195	200	(2)%
Cost of equipment and products	—	—	(7)%	1	1	(26)%
Selling, general and administrative	52	49	7%	148	146	2%
Depreciation, amortization and accretion	33	35	(8)%	99	108	(8)%
(Gain) loss on asset disposals, net	—	(4)	N/M	(8)	(3)	N/M
Total operating expenses	153	149	3%	435	451	(4)%

Operating income	$16	$28	(41)%	$78	$75	4%

Income before income taxes	$20	$31	(36)%	$88	$83	6%
Adjusted OIBDA (Non-GAAP)[1]	$49	$59	(17)%	$168	$179	(6)%
Adjusted EBITDA (Non-GAAP)[1]	$52	$61	(16)%	$177	$186	(5)%
Capital expenditures[2]	$61	$41	50%	$145	$103	41%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[2]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

Residential revenues consist of:

▪	Broadband services, including fiber- and copper-based high-speed internet, security and support services

▪	Video services, including IPTV and satellite offerings

▪	Voice services

Commercial revenues consist of:

▪	High-speed and dedicated business internet services

▪	Voice services

Wholesale revenues consist of:

▪	Network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom’s network

▪	Federal and state USF support, including A-CAM support

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three and nine months ended September 30, 2019, due primarily to growth in broadband and video connections and price increases, partially offset by declines in voice connections. Video connections grew 8% while voice connections declined 4%.
Commercial revenues decreased for the three and nine months ended September 30, 2019, due to declining connections mostly in CLEC markets.
Wholesale revenues decreased for the three and nine months ended September 30, 2019, due to $4 million of retroactive funding received from the A-CAM program in the third quarter of 2018.
Cost of services
Cost of services remained flat for the three months ended September 30, 2019, and decreased for the nine months ended September 30, 2019, due to lower employee-related expenses and decreases in the costs of provisioning legacy services, partially offset by increases in video programming charges.
Selling, general and administrative
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2019, due primarily to increased legal and consulting costs.
Depreciation, amortization and accretion
Depreciation, amortization and accretion decreased as certain assets became fully depreciated.
(Gain) loss on asset disposals, net
(Gain) loss on asset disposals, net decreased for the three months ended September 30, 2019, due to the sale of certain tower assets in 2018. (Gain) loss on asset disposals, net increased for the nine months ended September 30, 2019, due to a gain related to the sale of fiber assets in certain CLEC markets during the first quarter of 2019.

CABLE OPERATIONS
Business Overview
TDS Telecom’s Cable strategy is to expand its broadband services and leverage that growth by bundling with video and voice services. TDS Telecom seeks to be the leading provider of broadband services in its targeted markets by leveraging its core competencies in network management and customer focus.
Operational Overview

Cable Connections
As of September 30,

Cable connections grew 2% due primarily to a 7% increase in broadband connections.

Financial Overview — Cable

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
(Dollars in millions)
Residential	$52	$47	9%	$152	$140	9%
Commercial	10	10	1%	32	30	6%
Total operating revenues	62	58	8%	184	170	8%

Cost of services (excluding Depreciation, amortization and accretion reported below)	27	26	4%	79	78	1%
Selling, general and administrative	15	14	6%	44	42	6%
Depreciation, amortization and accretion	17	17	(2)%	51	52	(3)%
(Gain) loss on asset disposals, net	—	1	(86)%	1	1	(49)%
Total operating expenses	59	58	2%	175	174	1%

Operating income (loss)	$3	$—	N/M	$8	$(4)	N/M

Income (loss) before income taxes	$4	$—	N/M	$9	$(3)	N/M
Adjusted OIBDA (Non-GAAP)[1]	$20	$18	14%	$60	$50	20%
Adjusted EBITDA (Non-GAAP)[1]	$21	$18	14%	$61	$50	21%
Capital expenditures[2]	$20	$13	49%	$48	$37	27%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[2]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

Residential and Commercial revenues consist of:

▪	Broadband services, including high-speed internet, security and support services

▪	Video services, including premium programming in HD, multi-room and TV Everywhere offerings

▪	Voice services

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential and commercial revenues increased for the three and nine months ended September 30, 2019, due to growth in connections and price increases.
Cost of services
Cost of services increased for the three and nine months ended September 30, 2019, due primarily to increases in maintenance and video programming charges.
Selling, general and administrative
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2019, due primarily to increased employee-related expenses.

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
TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of cable, wireless or wireline telecommunications services, IT services or other businesses, wireless spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments, including new technologies and out of territory builds. It may be necessary from time to time to increase the size of the existing revolving credit agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. TDS, through U.S. Cellular, made payments related to wireless spectrum license auctions (see Regulatory Matters - Millimeter Wave Spectrum Auctions) and debt repayments during 2019, and TDS expects capital expenditures in 2019 to be higher than in 2018, due primarily to investments at U.S. Cellular to enhance network speed and capacity and to deploy 5G technology on its network, and at TDS Telecom to increase levels of fiber investment. TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain financing on acceptable terms, TDS makes significant wireless spectrum license purchases, TDS makes significant business acquisitions, the LA Partnership discontinues or significantly reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.
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

Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal. Cash held by U.S. Cellular is for use in its operations and acquisition, capital expenditure and business development programs. TDS does not have direct access to U.S. Cellular cash unless U.S. Cellular pays a dividend on its common stock. U.S. Cellular has no current intention to pay a dividend to its shareholders.

Cash and Cash Equivalents
(Dollars in millions)

At September 30, 2019, TDS' consolidated Cash and cash equivalents totaled $853 million compared to $921 million at December 31, 2018.
The majority of TDS’ Cash and cash equivalents is held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies across a range of eligible money market investments that may include, but are not limited to, government agency repurchase agreements, government agency debt, U.S. Treasury repurchase agreements, U.S. Treasury debt, and other securities collateralized by U.S. government obligations. TDS monitors the financial viability of the money market funds and the financial institutions with which TDS has deposits and believes that the credit risk associated with these funds and institutions is low.

Financing
TDS and U.S. Cellular have unsecured revolving credit agreements available for general corporate purposes including acquisitions, wireless spectrum license purchases and capital expenditures. These credit agreements mature in May 2023. As of September 30, 2019, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS’ and U.S. Cellular’s unused capacity under their revolving credit agreements was $400 million and $298 million, respectively.
In March 2019, U.S. Cellular amended its senior term loan credit agreement in order to reduce the interest rate. There were no changes to the maturity date and no significant changes to other key terms of the agreement. In October 2019, U.S. Cellular made a $100 million principal prepayment on its senior term loan.
TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit agreements and the senior term loan credit agreement as of September 30, 2019.
U.S. Cellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings for general corporate purposes using its equipment installment plan receivables. The unused capacity under this agreement was $200 million as of September 30, 2019, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. In September 2019, U.S. Cellular amended this agreement extending the expiration date of the agreement to December 15, 2021. There were no significant changes to other key terms of the agreement. U.S. Cellular believes that it was in compliance with all of the financial covenants and requirements set forth in its receivables securitization agreement as of September 30, 2019.
TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.
As of September 30, 2019, long-term debt payments due for the remainder of 2019 and the next four years are $195 million, which represent 8% of the total gross long-term debt obligation.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2019 and 2018, were as follows:

Capital Expenditures
(Dollars in millions)

U.S. Cellular’s capital expenditures for the nine months ended September 30, 2019 and 2018, were $467 million and $274 million, respectively.
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

▪	Begin deploying 5G technology on its network; and

▪	Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the nine months ended September 30, 2019 and 2018, were $193 million and $140 million, respectively.
Capital expenditures for the full year 2019 are expected to be between $300 million and $350 million. These expenditures are expected to be used principally for the following purposes:

▪	Expand fiber deployment inside and outside of current footprint;

▪	Maintain and enhance existing infrastructure including build-out requirements to meet state broadband and A-CAM programs;

▪	Upgrade broadband capacity and speeds;

▪	Support success-based spending for IPTV, broadband, and Cable growth; and

▪	Build TDS TV+, a cloud-based video platform.

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
In June 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in its 28 GHz auction (Auction 101) and 282 wireless spectrum licenses in its 24 GHz auction (Auction 102) for an aggregate purchase price of $256 million. U.S. Cellular paid substantially all of the $256 million in the first half of 2019. The wireless spectrum licenses from Auction 101 were granted by the FCC on October 2, 2019, and the wireless spectrum licenses from Auction 102 are expected to be granted by the FCC during the fourth quarter of 2019.
On August 13, 2019, TDS entered into an Asset Purchase Agreement to acquire substantially all of the assets of MI Connection Communications System, dba Continuum, for $80 million in cash, subject to working capital adjustments. The cable company passes approximately 36,500 households in North Carolina and offers broadband, video and voice services. The transaction is expected to close in the fourth quarter of 2019, subject to approvals and other closing conditions.

Variable Interest Entities
TDS consolidates certain “variable interest entities” as defined under GAAP. See Note 11 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.
Common Share Repurchase Programs
TDS and U.S. Cellular have repurchased their Common Shares and U.S. Cellular expects to continue to repurchase its Common Shares, subject to any available repurchase program.
As of September 30, 2019, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS’ program was $199 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
U.S. Cellular also has a share repurchase authorization. During the three and nine months ended September 30, 2019, U.S. Cellular repurchased 590,300 Common Shares for $21 million at an average cost per share of $35.45. As of September 30, 2019, the total cumulative amount of U.S. Cellular Common Shares authorized to be purchased is 5,310,549.
Contractual and Other Obligations
There were no material changes outside the ordinary course of business between December 31, 2018 and September 30, 2019, to the Contractual and Other Obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in TDS’ Form 10-K for the year ended December 31, 2018.
On September 27, 2019, U.S. Cellular executed a new Master Service Agreement, Master Statement of Work for Managed Services and certain other documents with Amdocs Tethys Limited, effective October 1, 2019, to continue using the Billing and Operational Support System (B/OSS) and certain support functions offered by Amdocs Tethys Limited. The committed, non-cancellable amount to be paid to Amdocs Tethys Limited with respect to the new agreements is $241 million over five years.
Off-Balance Sheet Arrangements
TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
TDS operates a capital- and marketing-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, and short-term and long-term debt financing to fund its acquisitions (including wireless spectrum licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes TDS' cash flow activities for the nine months ended September 30, 2019 and 2018.
2019 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $66 million. Net cash provided by operating activities was $874 million due to net income of $132 million plus non-cash items of $726 million and distributions received from unconsolidated entities of $100 million, including $33 million in distributions from the LA Partnership. This was offset by changes in working capital items which decreased net cash by $84 million. The more significant working capital changes were increases in accounts receivables and equipment installment plan receivables, offset by an increase to accrued taxes.
Cash flows used for investing activities were $837 million. Cash paid for additions to property, plant and equipment totaled $631 million. Cash payments for wireless spectrum license acquisitions were $257 million. These were partially offset by Cash received from divestitures and exchanges of $32 million and cash received from the redemption of short-term Treasury bills of $29 million.
Cash flows used for financing activities were $103 million, reflecting the repurchase of $21 million of U.S. Cellular Common Shares and ordinary activity such as the payment of dividends and the scheduled repayments of debt.
2018 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $445 million. Net cash provided by operating activities was $812 million due to net income of $155 million plus non-cash items of $668 million and distributions received from unconsolidated entities of $91 million, including $33 million in distributions from the LA Partnership. This was offset by changes in working capital items which decreased net cash by $102 million. The working capital changes were primarily influenced by an increase in equipment installment plan receivables.
Cash flows used for investing activities were $325 million. Cash paid for additions to property, plant and equipment totaled $447 million. Cash paid for acquisitions and licenses was $10 million. This was partially offset by cash received from the redemption of short-term Treasury bills of $100 million and Cash received from divestitures and exchanges of $28 million.
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
Assets held for sale
Assets held for sale decreased $45 million. Certain sale and exchange agreements that U.S. Cellular entered into in 2018 closed in the first quarter of 2019. This was partially offset by certain sale agreements that U.S. Cellular entered into in the third quarter of 2019, which are expected to close in the fourth quarter of 2019.
Licenses
Licenses increased $275 million due primarily to wireless spectrum license rights acquired through FCC auctions. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Operating lease right-of-use assets
Operating lease right-of-use assets increased $970 million due to the adoption of Accounting Standards Codification (ASC) 842. See Note 9 — Leases in the Notes to Consolidated Financial Statements for additional information.
Short-term operating lease liabilities
Short-term operating lease liabilities increased $115 million due to the adoption of ASC 842. See Note 9 — Leases in the Notes to Consolidated Financial Statements for additional information.
Long-term operating lease liabilities
Long-term operating lease liabilities increased $931 million due to the adoption of ASC 842. See Note 9 — Leases in the Notes to Consolidated Financial Statements for additional information.
Other deferred liabilities and credits
Other deferred liabilities and credits decreased $66 million due primarily to the adoption of ASC 842. See Note 9 — Leases in the Notes to Consolidated Financial Statements for additional information.

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
Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. See Note 13 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS - CONSOLIDATED	2019	2018	2019	2018
(Dollars in millions)
Net income (GAAP)	$23	$53	$132	$155
Add back:
Income tax expense	15	5	64	48
Interest expense	42	43	128	129
Depreciation, amortization and accretion	237	220	697	662
EBITDA (Non-GAAP)	317	321	1,021	994
Add back or deduct:
(Gain) loss on asset disposals, net	6	—	5	3
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
(Gain) loss on license sales and exchanges, net	2	—	—	(18)
Adjusted EBITDA (Non-GAAP)	325	321	1,025	979
Deduct:
Equity in earnings of unconsolidated entities	44	42	129	121
Interest and dividend income	7	6	24	18
Other, net	—	2	—	1
Adjusted OIBDA (Non-GAAP)	274	271	872	839
Deduct:
Depreciation, amortization and accretion	237	220	697	662
(Gain) loss on asset disposals, net	6	—	5	3
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
(Gain) loss on license sales and exchanges, net	2	—	—	(18)
Operating income (GAAP)	$29	$51	$171	$192

	Three Months Ended September 30,		Nine Months Ended September 30,
U.S. CELLULAR	2019	2018	2019	2018
(Dollars in millions)
Net income (GAAP)	$24	$37	$115	$143
Add back:
Income tax expense	15	14	55	55
Interest expense	29	29	87	87
Depreciation, amortization and accretion	181	160	524	478
EBITDA (Non-GAAP)	249	240	781	763
Add back or deduct:
(Gain) loss on asset disposals, net	5	3	13	5
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
(Gain) loss on license sales and exchanges, net	2	—	—	(18)
Adjusted EBITDA (Non-GAAP)	256	243	793	750
Deduct:
Equity in earnings of unconsolidated entities	44	42	128	120
Interest and dividend income	4	4	14	10
Adjusted OIBDA (Non-GAAP)	208	197	651	620
Deduct:
Depreciation, amortization and accretion	181	160	524	478
(Gain) loss on asset disposals, net	5	3	13	5
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
(Gain) loss on license sales and exchanges, net	2	—	—	(18)
Operating income (GAAP)	$20	$34	$115	$155

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS TELECOM	2019	2018	2019	2018
(Dollars in millions)
Net income (GAAP)	$18	$36	$74	$73
Add back:
Income tax expense (benefit)	5	(5)	23	7
Interest expense	(1)	(1)	(2)	(1)
Depreciation, amortization and accretion	50	53	150	160
EBITDA (Non-GAAP)	72	83	245	238
Add back or deduct:
(Gain) loss on asset disposals, net	—	(3)	(7)	(2)
Adjusted EBITDA (Non-GAAP)	73	80	238	236
Deduct:
Interest and dividend income	3	2	9	5
Other, net	—	1	—	2
Adjusted OIBDA (Non-GAAP)	69	77	228	229
Deduct:
Depreciation, amortization and accretion	50	53	150	160
(Gain) loss on asset disposals, net	—	(3)	(7)	(2)
Operating income (GAAP)	$20	$28	$86	$71
Numbers may not foot due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
WIRELINE	2019	2018	2019	2018
(Dollars in millions)
Income before income taxes (GAAP)	$20	$31	$88	$83
Add back:
Interest expense	(1)	(1)	(2)	(1)
Depreciation, amortization and accretion	33	35	99	108
EBITDA (Non-GAAP)	52	65	185	189
Add back or deduct:
(Gain) loss on asset disposals, net	—	(4)	(8)	(3)
Adjusted EBITDA (Non-GAAP)	52	61	177	186
Deduct:
Interest and dividend income	3	2	8	5
Other, net	—	1	—	2
Adjusted OIBDA (Non-GAAP)	49	59	168	179
Deduct:
Depreciation, amortization and accretion	33	35	99	108
(Gain) loss on asset disposals, net	—	(4)	(8)	(3)
Operating income (GAAP)	$16	$28	$78	$75
Numbers may not foot due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
CABLE	2019	2018	2019	2018
(Dollars in millions)
Income (loss) before income taxes (GAAP)	$4	$—	$9	$(3)
Add back:
Depreciation, amortization and accretion	17	17	51	52
EBITDA (Non-GAAP)	21	18	61	49
Add back or deduct:
(Gain) loss on asset disposals, net	—	1	1	1
Adjusted EBITDA (Non-GAAP)	21	18	61	50
Deduct:
Interest and dividend income	—	—	1	1
Adjusted OIBDA (Non-GAAP)	20	18	60	50
Deduct:
Depreciation, amortization and accretion	17	17	51	52
(Gain) loss on asset disposals, net	—	1	1	1
Operating income (loss) (GAAP)	$3	$—	$8	$(4)
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

	Nine Months Ended September 30,
	2019	2018
(Dollars in millions)
Cash flows from operating activities (GAAP)	$874	$812
Less: Cash paid for additions to property, plant and equipment	631	447
Free cash flow (Non-GAAP)	$243	$365

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
Recent Accounting Pronouncements
See Note 1 — Basis of Presentation and Note 9 — Leases in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.
Regulatory Matters
USTelecom Forbearance Petition
In response to the USTelecom Forbearance Petition, the FCC took a series of actions to provide relief from rules adopted pursuant to the Telecommunications Act of 1996. On July 12, 2019, the FCC issued an Order granting partial forbearance relief from rules that require ILECs to provide dedicated transport facilities between wire centers to their competitors on an unbundled basis at regulated rates. On August 2, 2019, the FCC granted ILECs relief from adopted rules - (1) a requirement they offer competitors "analog voice-grade copper loops" on an unbundled basis at regulated rates and (2) a requirement they offer legacy services for resale at regulated rates. To enable CLECs and their customers to make alternative service arrangements following forbearance, the Order provides a three-year transition period during which time ILECs and CLECs may negotiate commercial agreements. As a result of these orders, CLECs could potentially see a change in prices for the use of facilities currently purchased from other ILECs. TDS Telecom is exploring the options available to it brought forward by these decisions.
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
Millimeter Wave Spectrum Auctions
During 2018, the FCC established procedures for two auctions of wireless spectrum licenses in the 28 GHz and 24 GHz bands. The 28 GHz auction (Auction 101) commenced on November 14, 2018 and closed on January 24, 2019. Auction 101 offered two 425 MHz licenses in the 28 GHz band over portions of the United States that do not have incumbent licensees. The 24 GHz auction (Auction 102) commenced on March 14, 2019 and closed on May 28, 2019. Auction 102 offered up to seven 100 MHz licenses in the 24 GHz band in Partial Economic Areas covering most of the United States. On June 3, 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in Auction 101 and 282 wireless spectrum licenses in Auction 102 for an aggregate purchase price of $256 million. The wireless spectrum licenses from Auction 101 were granted by the FCC on October 2, 2019, and the wireless spectrum licenses from Auction 102 are expected to be granted by the FCC during the fourth quarter of 2019.
On July 11, 2019, the FCC released a Public Notice establishing procedures for an additional Millimeter Wave auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). On August 21, 2019, the FCC released a Public Notice announcing that all 39 GHz incumbents have agreed to relinquish their licenses in return for incentive payments. Consequently, Auction 103 will offer 34 100 MHz blocks in the Upper 37 GHz, 39 GHz, and 47 GHz bands in all Partial Economic Areas. On September 9, 2019, U.S. Cellular filed an application to participate in Auction 103; bidding in this auction will commence on December 10, 2019.

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
Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2018, for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt. There have been no material changes to such information between December 31, 2018 and September 30, 2019.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2019.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,030	$1,017	$3,038	$2,988
Equipment and product sales	291	280	802	789
Total operating revenues	1,321	1,297	3,840	3,777

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	313	314	900	902
Cost of equipment and products	295	291	808	804
Selling, general and administrative	439	421	1,260	1,232
Depreciation, amortization and accretion	237	220	697	662
(Gain) loss on asset disposals, net	6	—	5	3
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
(Gain) loss on license sales and exchanges, net	2	—	—	(18)
Total operating expenses	1,292	1,246	3,669	3,585

Operating income	29	51	171	192

Investment and other income (expense)
Equity in earnings of unconsolidated entities	44	42	129	121
Interest and dividend income	7	6	24	18
Interest expense	(42)	(43)	(128)	(129)
Other, net	—	2	—	1
Total investment and other income	9	7	25	11

Income before income taxes	38	58	196	203
Income tax expense	15	5	64	48
Net income	23	53	132	155
Less: Net income attributable to noncontrolling interests, net of tax	5	7	22	36
Net income attributable to TDS shareholders	$18	$46	$110	$119

Basic weighted average shares outstanding	115	112	114	112
Basic earnings per share attributable to TDS shareholders	$0.15	$0.41	$0.96	$1.06

Diluted weighted average shares outstanding	116	114	116	113
Diluted earnings per share attributable to TDS shareholders	$0.15	$0.41	$0.93	$1.04
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
Net income	$23	$53	$132	$155
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	—	—	1	(1)
Comprehensive income	23	53	133	154
Less: Net income attributable to noncontrolling interests, net of tax	5	7	22	36
Comprehensive income attributable to TDS shareholders	$18	$46	$111	$118
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
(Dollars in millions)
Cash flows from operating activities
Net income	$132	$155
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	697	662
Bad debts expense	80	71
Stock-based compensation expense	47	37
Deferred income taxes, net	23	31
Equity in earnings of unconsolidated entities	(129)	(121)
Distributions from unconsolidated entities	100	91
(Gain) loss on asset disposals, net	5	3
(Gain) loss on sale of business and other exit costs, net	(1)	—
(Gain) loss on license sales and exchanges, net	—	(18)
Other operating activities	4	3
Changes in assets and liabilities from operations
Accounts receivable	(42)	(5)
Equipment installment plans receivable	(42)	(88)
Inventory	3	13
Accounts payable	(4)	13
Customer deposits and deferred revenues	(2)	(7)
Accrued taxes	37	(3)
Accrued interest	9	11
Other assets and liabilities	(43)	(36)
Net cash provided by operating activities	874	812

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(631)	(447)
Cash paid for acquisitions and licenses	(257)	(10)
Cash received from investments	29	100
Cash paid for investments	(11)	—
Cash received from divestitures and exchanges	32	28
Other investing activities	1	4
Net cash used in investing activities	(837)	(325)

Cash flows from financing activities
Repayment of long-term debt	(16)	(15)
TDS Common Shares reissued for benefit plans, net of tax payments	(6)	27
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(8)	7
Repurchase of U.S. Cellular Common Shares	(21)	—
Dividends paid to TDS shareholders	(57)	(54)
Distributions to noncontrolling interests	(3)	(5)
Other financing activities	8	(2)
Net cash used in financing activities	(103)	(42)

Net increase (decrease) in cash, cash equivalents and restricted cash	(66)	445

Cash, cash equivalents and restricted cash
Beginning of period	927	622
End of period	$861	$1,067

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2019	December 31, 2018
(Dollars in millions)
Current assets
Cash and cash equivalents	$853	$921
Short-term investments	—	17
Accounts receivable
Customers and agents, less allowances of $73 and $71, respectively	989	992
Other, less allowances of $2 and $2, respectively	127	107
Inventory, net	147	150
Prepaid expenses	98	103
Income taxes receivable	3	12
Other current assets	28	28
Total current assets	2,245	2,330

Assets held for sale	9	54

Licenses	2,470	2,195

Goodwill	509	509

Other intangible assets, net of accumulated amortization of $161 and $168, respectively	235	253

Investments in unconsolidated entities	511	480

Property, plant and equipment
In service and under construction	12,522	12,074
Less: Accumulated depreciation and amortization	9,169	8,728
Property, plant and equipment, net	3,353	3,346

Operating lease right-of-use assets	970	—

Other assets and deferred charges	579	616

Total assets[1]	$10,881	$9,783
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2019	December 31, 2018
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$21	$21
Accounts payable	386	365
Customer deposits and deferred revenues	195	197
Accrued interest	20	11
Accrued taxes	63	44
Accrued compensation	111	127
Short-term operating lease liabilities	115	—
Other current liabilities	90	114
Total current liabilities	1,001	879

Liabilities held for sale	1	1

Deferred liabilities and credits
Deferred income tax liability, net	664	640
Long-term operating lease liabilities	931	—
Other deferred liabilities and credits	475	541

Long-term debt, net	2,405	2,418

Commitments and contingencies

Noncontrolling interests with redemption features	11	11

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 114 shares (7 Series A Common and 107 Common Shares)
Par Value ($.01 per share)	1	1
Capital in excess of par value	2,456	2,432
Treasury shares, at cost, 18 and 19 Common Shares, respectively	(481)	(519)
Accumulated other comprehensive loss	(10)	(10)
Retained earnings	2,680	2,656
Total TDS shareholders' equity	4,646	4,560

Noncontrolling interests	747	733

Total equity	5,393	5,293

Total liabilities and equity[1]	$10,881	$9,783
The accompanying notes are an integral part of these consolidated financial statements.

[1]
The consolidated total assets as of September 30, 2019 and December 31, 2018, include assets held by consolidated variable interest entities (VIEs) of $913 million and $848 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of September 30, 2019 and December 31, 2018, include certain liabilities of consolidated VIEs of $18 million and $21 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 11 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2019	$1	$2,438	$(488)	$(10)	$2,684	$4,625	$768	$5,393
Net income attributable to TDS shareholders	—	—	—	—	18	18	—	18
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	5	5
TDS Common and Series A Common share dividends ($0.165 per share)	—	—	—	—	(19)	(19)	—	(19)
Dividend reinvestment plan	—		7	—	(3)	4	—	4
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	12	—	—	—	12	(25)	(13)
Stock-based compensation awards	—	6	—	—	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
September 30, 2019	$1	$2,456	$(481)	$(10)	$2,680	$4,646	$747	$5,393

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2018	$1	$2,418	$(624)	$(3)	$2,692	$4,484	$688	$5,172
Net income attributable to TDS shareholders	—	—	—	—	46	46	—	46
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	7	7
TDS Common and Series A Common share dividends ($0.160 per share)	—	—	—	—	(18)	(18)	—	(18)
Dividend reinvestment plan	—	—	8	—	(5)	3	—	3
Incentive and compensation plans	—	—	53	—	(32)	21	—	21
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	1	—	—	—	1	14	15
Stock-based compensation awards	—	5	—	—	—	5	—	5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
September 30, 2018	$1	$2,424	$(563)	$(3)	$2,683	$4,542	$708	$5,250

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2018	$1	$2,432	$(519)	$(10)	$2,656	$4,560	$733	$5,293
Cumulative effect of accounting changes	—	—	—	—	2	2	—	2
Net income attributable to TDS shareholders	—	—	—	—	110	110	—	110
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	21	21
TDS Common and Series A Common share dividends ($0.495 per share)	—	—	—	—	(57)	(57)	—	(57)
Dividend reinvestment plan	—	—	18	—	(5)	13	—	13
Incentive and compensation plans	—	—	20	—	(26)	(6)	—	(6)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	10	—	—	—	10	(5)	5
Stock-based compensation awards	—	14	—	—	—	14	—	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
September 30, 2019	$1	$2,456	$(481)	$(10)	$2,680	$4,646	$747	$5,393

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2017	$1	$2,413	$(669)	$(1)	$2,525	$4,269	$623	$4,892
Cumulative effect of accounting changes	—	—	—	(1)	163	162	31	193
Net income attributable to TDS shareholders	—	—	—	—	119	119	—	119
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	23	23
Other comprehensive loss	—	—	—	(1)	—	(1)	—	(1)
TDS Common and Series A Common share dividends ($0.480 per share)	—	—	—	—	(54)	(54)	—	(54)
Dividend reinvestment plan	—	1	21	—	(12)	10	—	10
Incentive and compensation plans	—	—	85	—	(58)	27	—	27
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	—	—	—	—	—	33	33
Stock-based compensation awards	—	10	—	—	—	10	—	10
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
September 30, 2018	$1	$2,424	$(563)	$(3)	$2,683	$4,542	$708	$5,250

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
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2019, are U.S. Cellular, Wireline, and Cable. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 13 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of September 30, 2019 and December 31, 2018, its results of operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2019 and 2018, and its cash flows for the nine months ended September 30, 2019 and 2018. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2018, except as disclosed in Note 9 — Leases.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
(Dollars in millions)
Cash and cash equivalents	$853	$921
Restricted cash included in Other current assets	8	6
Cash, cash equivalents and restricted cash in the statement of cash flows	$861	$927

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires entities to use a new forward-looking, expected loss model to estimate credit losses. It also requires additional disclosure relating to the credit quality of trade and other receivables, including information relating to management’s estimate of credit allowances. TDS is required to adopt ASU 2016-13 on January 1, 2020, using the modified retrospective approach. Early adoption is permitted; however, TDS does not intend to adopt early. The adoption of ASU 2016-13 is not expected to have a significant impact on TDS' financial position or results of operations.

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, revenue is disaggregated by type of service and timing of revenue recognition. Service revenues are recognized over time and Equipment sales are point in time.

		TDS Telecom
Three Months Ended September 30, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$663	$—	$—	$—	$—	$663
Inbound roaming	54	—	—	—	—	54
Residential	—	83	52	135	—	135
Commercial	—	41	10	52	—	52
Wholesale	—	44	—	44	—	44
Other service	34	—	—	—	19	53
Service revenues from contracts with customers	751	168	62	230	19	1,001
Equipment and product sales	257	—	—	—	34	291
Total revenues from contracts with customers[2]	$1,008	$168	$62	$230	$53	$1,292

		TDS Telecom
Three Months Ended September 30, 2018	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$659	$—	$—	$—	$—	$659
Inbound roaming	50	—	—	—	—	50
Residential	—	81	47	128	—	128
Commercial	—	46	10	56	—	56
Wholesale	—	50	—	50	—	50
Other service	34	—	—	—	18	52
Service revenues from contracts with customers	743	176	58	233	18	995
Equipment and product sales	242	—	—	—	38	280
Total revenues from contracts with customers[2]	$985	$176	$58	$234	$56	$1,275

		TDS Telecom
Nine Months Ended September 30, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,984	$—	$—	$—	$—	$1,984
Inbound roaming	132	—	—	—	—	132
Residential	—	245	152	397	—	397
Commercial	—	127	32	159	—	159
Wholesale	—	137	—	137	—	137
Other service	101	—	—	(1)	54	154
Service revenues from contracts with customers	2,217	510	183	692	54	2,963
Equipment and product sales	698	1	—	1	103	802
Total revenues from contracts with customers[2]	$2,915	$511	$184	$693	$157	$3,765

		TDS Telecom
Nine Months Ended September 30, 2018	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,960	$—	$—	$—	$—	$1,960
Inbound roaming	116	—	—	—	—	116
Residential	—	241	140	381	—	381
Commercial	—	140	30	170	—	170
Wholesale	—	143	—	143	—	143
Other service	99	—	—	(1)	52	150
Service revenues from contracts with customers	2,175	524	170	693	52	2,920
Equipment and product sales	692	1	—	1	96	789
Total revenues from contracts with customers[2]	$2,867	$525	$170	$694	$148	$3,709
Numbers may not foot due to rounding.

[1]	TDS Telecom Total includes eliminations between the Wireline and Cable segments.

[2]
Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the amounts in this table only include revenue resulting from contracts with customers.

Contract Balances
The accounts receivable balance related to amounts billed and not paid on contracts with customers, net of allowances, is shown in the table below.

	September 30, 2019	December 31, 2018
(Dollars in millions)
Accounts receivable
Customer and agents	$984	$987
Other	107	73
Total[1]	$1,091	$1,060

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

Contract Assets
(Dollars in millions)
Balance at December 31, 2018	$11
Contract additions	11
Reclassified to receivables	(12)
Balance at September 30, 2019	$10
The following table provides a rollforward of contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues and Other deferred liabilities and credits in the Consolidated Balance Sheet.

Contract Liabilities
(Dollars in millions)
Balance at December 31, 2018[1]	$187
Contract additions	117
Terminated contracts	(6)
Revenue recognized	(98)
Balance at September 30, 2019	$200

[1]
The Balance at December 31, 2018 differs from the amount reported in Note 2 — Revenue Recognition of the 2018 Form 10-K, as the previously reported amount included certain lease-related balances that did not result from contracts with customers.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of September 30, 2019, and may vary from actual results. As a practical expedient, revenue related to contracts of less than one year, generally month-to-month contracts, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2019	$200
2020	222
Thereafter	335
Total	$757

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

	September 30, 2019	December 31, 2018
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$144	$154
Fulfillment costs
Installation costs	11	10
Total contract cost assets	$155	$164

Amortization of contract cost assets was $31 million and $95 million for the three and nine months ended September 30, 2019, respectively, and $31 million and $93 million for the three and nine months ended September 30, 2018, respectively, and was included in Selling, general and administrative expenses.
Note 3 Fair Value Measurements
As of September 30, 2019 and December 31, 2018, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	September 30, 2019		December 31, 2018
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$853	$853	$921	$921
Short-term investments	1	—	—	17	17
Long-term debt
Retail	2	1,753	1,796	1,753	1,596
Institutional	2	534	583	534	531
Other	2	173	173	182	182

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. Long-term debt excludes lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes and 6.95% Senior Notes. TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of a senior term loan credit agreement and other borrowings with financial institutions. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.80% to 6.75% and 5.03% to 8.00% at September 30, 2019 and December 31, 2018, respectively.

Note 4 Equipment Installment Plans
TDS sells devices to customers under equipment installment plans over a specified time period. For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract. TDS values this trade-in right as a guarantee liability. The guarantee liability is initially measured at fair value and is determined based on assumptions including the probability and timing of the customer upgrading to a new device and the fair value of the device being traded-in at the time of trade-in. When a customer exercises the trade-in option, both the outstanding receivable and guarantee liability balances related to the respective device are reduced to zero, and the value of the used device that is received in the transaction is recognized as inventory. If the customer does not exercise the trade-in option at the time of eligibility, TDS begins amortizing the liability and records this amortization as additional equipment revenue. As of September 30, 2019 and December 31, 2018, the guarantee liability related to these plans was $9 million and $11 million, respectively, and is reflected in Customer deposits and deferred revenues in the Consolidated Balance Sheet.
The following table summarizes equipment installment plan receivables as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
(Dollars in millions)
Equipment installment plan receivables, gross	$975	$974
Allowance for credit losses	(82)	(77)
Equipment installment plan receivables, net	$893	$897

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$574	$560
Other assets and deferred charges (Non-current portion)	319	337
Equipment installment plan receivables, net	$893	$897

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

	September 30, 2019			December 31, 2018
	Lower Risk	Higher Risk	Total	Lower Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$898	$9	$907	$904	$17	$921
Billed — current	44	1	45	35	1	36
Billed — past due	21	2	23	15	2	17
Equipment installment plan receivables, gross	$963	$12	$975	$954	$20	$974

Activity for the nine months ended September 30, 2019 and 2018, in the allowance for credit losses for equipment installment plan receivables was as follows:

	September 30, 2019	September 30, 2018
(Dollars in millions)
Allowance for credit losses, beginning of period	$77	$65
Bad debts expense	60	49
Write-offs, net of recoveries	(55)	(41)
Allowance for credit losses, end of period	$82	$73

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
The amounts used in computing earnings per common share and the effects of potentially dilutive securities on the weighted average number of Common Shares were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars and shares in millions, except per share amounts)
Basic earnings per share attributable to TDS shareholders:
Net income attributable to TDS shareholders used in basic earnings per share	$18	$46	$110	$119
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(1)	—	(2)	(2)
Net income attributable to TDS shareholders used in diluted earnings per share	$17	$46	$108	$117

Weighted average number of shares used in basic earnings per share:
Common Shares	108	105	107	105
Series A Common Shares	7	7	7	7
Total	115	112	114	112

Effects of dilutive securities	1	2	2	1
Weighted average number of shares used in diluted earnings per share	116	114	116	113

Basic earnings per share attributable to TDS shareholders	$0.15	$0.41	$0.96	$1.06

Diluted earnings per share attributable to TDS shareholders	$0.15	$0.41	$0.93	$1.04

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded was 3 million and less than 1 million for the three and nine months ended September 30, 2019, respectively, and 3 million and 4 million for the three and nine months ended September 30, 2018, respectively.
Note 6 Acquisitions, Divestitures and Exchanges
On August 13, 2019, TDS entered into an Asset Purchase Agreement to acquire substantially all of the assets of MI Connection Communications System, dba Continuum, for $80 million in cash, subject to working capital adjustments. The cable company passes approximately 36,500 households in North Carolina and offers broadband, video and voice services. The transaction is expected to close in the fourth quarter of 2019, subject to approvals and other closing conditions.

Note 7 Intangible Assets
Activity related to Licenses for the nine months ended September 30, 2019, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2018	$2,195
Acquisitions	259
Transferred to Assets held for sale	(10)
Exchanges - Licenses received	26
Balance at September 30, 2019	$2,470

In June 2019, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 408 wireless spectrum licenses in its 28 GHz auction (Auction 101) and 282 wireless spectrum licenses in its 24 GHz auction (Auction 102) for an aggregate purchase price of $256 million. U.S. Cellular paid substantially all of the $256 million in the first half of 2019. The wireless spectrum licenses from Auction 101 were granted by the FCC on October 2, 2019, and the wireless spectrum licenses from Auction 102 are expected to be granted by the FCC during the fourth quarter of 2019.
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

	September 30, 2019	December 31, 2018
(Dollars in millions)
Equity method investments	$490	$459
Measurement alternative method investments	21	21
Total investments in unconsolidated entities	$511	$480

The following table, which is based in part on information provided by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Dollars in millions)
Revenues	$1,721	$1,699	$5,077	$5,023
Operating expenses	1,247	1,234	3,660	3,651
Operating income	474	465	1,417	1,372
Other income (expense), net	(2)	(3)	(4)	(3)
Net income	$472	$462	$1,413	$1,369

Note 9 Leases
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

The following table shows the components of lease cost included in the Consolidated Statement of Operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(Dollars in millions)
Operating lease cost	$45	$133
Financing lease cost:
Amortization of ROU assets	1	1
Variable lease cost	2	6
Total lease cost	$48	$140

The following table shows supplemental cash flow information related to lease activities:

Nine Months Ended September 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$127
ROU assets obtained in exchange for lease obligations:
Operating leases	$97
Finance leases	8

The following table shows the classification of TDS’ operating and finance leases in its Consolidated Balance Sheet:

September 30, 2019
(Dollars in millions)
Operating Leases
Operating lease right-of-use assets	$970

Short-term operating lease liabilities	$115
Long-term operating lease liabilities	931
Total operating lease liabilities	$1,046

Finance Leases
Property, plant and equipment	$18
Less: Accumulated depreciation and amortization	5
Property, plant and equipment, net	$13
Current portion of long-term debt	$1
Long-term debt, net	6
Total finance lease liabilities	$7

The table below shows a weighted-average analysis for lease term and discount rate for all leases:

September 30, 2019
Weighted Average Remaining Lease Term
Operating leases	12 years
Finance leases	23 years

Weighted Average Discount Rate
Operating leases	4.4%
Finance leases	6.6%

The maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
(Dollars in millions)
Remainder of 2019	$30	$—
2020	169	1
2021	154	1
2022	138	1
2023	121	1
Thereafter	818	14
Total lease payments[1]	$1,430	$18
Less: Imputed interest	384	11
Present value of lease liabilities	$1,046	$7

[1]	Lease payments exclude $16 million of legally binding lease payments for leases signed but not yet commenced.
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
The following table shows the components of lease income which are included in service revenues in the Consolidated Statement of Operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(Dollars in millions)
Operating lease income[1]	$29	$75

[1]
During the third quarter of 2019, TDS recorded an out-of-period adjustment attributable to 2009 through the second quarter of 2019 due to errors in the timing of recognition of revenue for certain tower leases. This out-of-period adjustment had the impact of increasing operating lease income by $5 million for the three and nine months ended September 30, 2019. TDS determined that this adjustment was not material to any of the periods impacted.

The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
Remainder of 2019	$17
2020	86
2021	57
2022	37
2023	25
Thereafter	28
Total future lease maturities	$250

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

Note 10 Commitments and Contingencies
Purchase Obligations
On September 27, 2019, U.S. Cellular executed a new Master Service Agreement, Master Statement of Work for Managed Services and certain other documents with Amdocs Tethys Limited, effective October 1, 2019, to continue using the Billing and Operational Support System (B/OSS) and certain support functions offered by Amdocs Tethys Limited. The committed, non-cancellable amount to be paid to Amdocs Tethys Limited with respect to the new agreements is $241 million over five years.
Note 11 Variable Interest Entities
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30, 2019	December 31, 2018
(Dollars in millions)
Assets
Cash and cash equivalents	$29	$9
Short-term investments	—	17
Accounts receivable	623	609
Inventory, net	4	5
Other current assets	6	5
Licenses	647	647
Property, plant and equipment, net	87	88
Operating lease right-of-use assets	41	—
Other assets and deferred charges	327	347
Total assets	$1,764	$1,727

Liabilities
Current liabilities	$32	$31
Long-term operating lease liabilities	37	—
Other deferred liabilities and credits	12	15
Total liabilities	$81	$46

Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
TDS’ total investment in these unconsolidated entities was $5 million and $4 million at September 30, 2019 and December 31, 2018, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans and/or advances to its VIEs totaling $229 million and $92 million, during the nine months ended September 30, 2019 and 2018, respectively; of which $199 million in 2019 and $66 million in 2018, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit agreement and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

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
Note 12 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

Nine Months Ended September 30,	2019	2018
(Dollars in millions)
Net income attributable to TDS shareholders	$110	$119
Transfers to noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(23)	(22)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	6	—
Purchase of ownership in subsidiaries from noncontrolling interests	—	—
Net transfers to noncontrolling interests	(17)	(22)
Change from net income attributable to TDS and transfers to noncontrolling interests	$93	$97

Note 13 Business Segment Information
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
Financial data for TDS’ reportable segments for the three and nine month periods ended, or as of September 30, 2019 and 2018, is as follows. See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of September 30, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$774	$169	$62	$231	$25	$1,030
Equipment and product sales	257	—	—	—	34	291
Total operating revenues	1,031	169	62	231	59	1,321
Cost of services (excluding Depreciation, amortization and accretion reported below)	199	68	27	94	20	313
Cost of equipment and products	266	—	—	—	29	295
Selling, general and administrative	358	52	15	67	14	439
Depreciation, amortization and accretion	181	33	17	50	6	237
(Gain) loss on asset disposals, net	5	—	—	—	1	6
(Gain) loss on license sales and exchanges, net	2	—	—	—	—	2
Operating income (loss)	20	16	3	20	(11)	29
Equity in earnings of unconsolidated entities	44	—	—	—	—	44
Interest and dividend income	4	3	—	3	—	7
Interest expense	(29)	1	—	1	(14)	(42)
Income (loss) before income taxes	39	20	4	24	(25)	38
Income tax expense (benefit)[2]	15			5	(5)	15
Net income (loss)	24			18	(19)	23
Add back:
Depreciation, amortization and accretion	181	33	17	50	6	237
(Gain) loss on asset disposals, net	5	—	—	—	1	6
(Gain) loss on license sales and exchanges, net	2	—	—	—	—	2
Interest expense	29	(1)	—	(1)	14	42
Income tax expense (benefit)[2]	15			5	(5)	15
Adjusted EBITDA[3]	$256	$52	$21	$73	$(4)	$325

Investments in unconsolidated entities	$471	$4	$—	$4	$36	$511
Total assets	$8,291	$1,430	$644	$2,066	$524	$10,881
Capital expenditures	$170	$61	$20	$81	$2	$253

		TDS Telecom
Three Months Ended or as of September 30, 2018	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$759	$176	$58	$234	$24	$1,017
Equipment and product sales	242	—	—	—	38	280
Total operating revenues	1,001	177	58	234	62	1,297
Cost of services (excluding Depreciation, amortization and accretion reported below)	200	68	26	94	20	314
Cost of equipment and products	258	—	—	—	33	291
Selling, general and administrative	346	49	14	63	12	421
Depreciation, amortization and accretion	160	35	17	53	7	220
(Gain) loss on asset disposals, net	3	(4)	1	(3)	—	—
Operating income (loss)	34	28	—	28	(11)	51
Equity in earnings of unconsolidated entities	42	—	—	—	—	42
Interest and dividend income	4	2	—	2	—	6
Interest expense	(29)	1	—	1	(15)	(43)
Other, net	—	1	—	1	1	2
Income (loss) before income taxes	51	31	—	31	(24)	58
Income tax expense (benefit)[2]	14			(5)	(4)	5
Net income (loss)	37			36	(20)	53
Add back:
Depreciation, amortization and accretion	160	35	17	53	7	220
(Gain) loss on asset disposals, net	3	(4)	1	(3)	—	—
Interest expense	29	(1)	—	(1)	15	43
Income tax expense (benefit)[2]	14			(5)	(4)	5
Adjusted EBITDA[3]	$243	$61	$18	$80	$(2)	$321

Investments in unconsolidated entities	$461	$4	$—	$4	$35	$500
Total assets	$7,228	$1,302	$637	$1,929	$562	$9,719
Capital expenditures	$118	$41	$13	$54	$5	$177

		TDS Telecom
Nine Months Ended or as of September 30, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,272	$512	$183	$694	$72	$3,038
Equipment and product sales	698	1	—	1	103	802
Total operating revenues	2,970	512	184	695	175	3,840
Cost of services (excluding Depreciation, amortization and accretion reported below)	568	195	79	274	58	900
Cost of equipment and products	724	1	—	1	83	808
Selling, general and administrative	1,027	148	44	193	40	1,260
Depreciation, amortization and accretion	524	99	51	150	23	697
(Gain) loss on asset disposals, net	13	(8)	1	(7)	(1)	5
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	—	—	(1)
Operating income (loss)	115	78	8	86	(30)	171
Equity in earnings of unconsolidated entities	128	—	—	—	1	129
Interest and dividend income	14	8	1	9	1	24
Interest expense	(87)	2	—	2	(43)	(128)
Income (loss) before income taxes	170	88	9	97	(71)	196
Income tax expense (benefit)[2]	55			23	(14)	64
Net income (loss)	115			74	(57)	132
Add back:
Depreciation, amortization and accretion	524	99	51	150	23	697
(Gain) loss on asset disposals, net	13	(8)	1	(7)	(1)	5
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	—	—	(1)
Interest expense	87	(2)	—	(2)	43	128
Income tax expense (benefit)[2]	55			23	(14)	64
Adjusted EBITDA[3]	$793	$177	$61	$238	$(6)	$1,025

Capital expenditures	$467	$145	$48	$193	$4	$664

		TDS Telecom
Nine Months Ended or as of September 30, 2018	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,224	$524	$170	$693	$71	$2,988
Equipment and product sales	692	1	—	1	96	789
Total operating revenues	2,916	526	170	695	166	3,777
Cost of services (excluding Depreciation, amortization and accretion reported below)	566	200	78	277	59	902
Cost of equipment and products	716	1	—	1	87	804
Selling, general and administrative	1,014	146	42	187	31	1,232
Depreciation, amortization and accretion	478	108	52	160	24	662
(Gain) loss on asset disposals, net	5	(3)	1	(2)	—	3
(Gain) loss on license sales and exchanges, net	(18)	—	—	—	—	(18)
Operating income (loss)	155	75	(4)	71	(34)	192
Equity in earnings of unconsolidated entities	120	—	—	—	1	121
Interest and dividend income	10	5	1	5	3	18
Interest expense	(87)	1	—	1	(43)	(129)
Other, net	—	2	—	2	(1)	1
Income (loss) before income taxes	198	83	(3)	80	(75)	203
Income tax expense (benefit)[2]	55			7	(14)	48
Net income (loss)	143			73	(61)	155
Add back:
Depreciation, amortization and accretion	478	108	52	160	24	662
(Gain) loss on asset disposals, net	5	(3)	1	(2)	—	3
(Gain) loss on license sales and exchanges, net	(18)	—	—	—	—	(18)
Interest expense	87	(1)	—	(1)	43	129
Income tax expense (benefit)[2]	55			7	(14)	48
Adjusted EBITDA[3]	$750	$186	$50	$236	$(7)	$979

Capital expenditures	$274	$103	$37	$140	$16	$430

Numbers may not foot due to rounding.

[1]	TDS Telecom Total includes eliminations between the Wireline and Cable segments.

[2]	Income tax expense (benefit) is not provided at the individual segment level for Wireline and Cable. TDS calculates income tax expense for “TDS Telecom Total".

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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the nine months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting, except as follows: TDS implemented internal controls to ensure that, upon adoption of the new lease accounting standard codified in ASC 842, effective January 1, 2019, and for all periods thereafter, the financial statements will be presented in accordance with this new accounting standard.
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
Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2019.
The maximum dollar value of shares that may yet be purchased under this program was $199 million as of September 30, 2019. There were no purchases made by or on behalf of TDS, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Other Information
The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.
Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit agreements in the third quarter of 2019 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit agreements as of September 30, 2019, or as of the filing date of this Form 10-Q.
Further, U.S. Cellular did not borrow or repay any cash amounts under its receivables securitization agreement in the third quarter of 2019 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under its receivables securitization agreement as of September 30, 2019, or as of the filing date of this Form 10-Q.

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

Exhibit 4.3*
Omnibus Amendment No. 1 to Master Indenture, Series 2017-VFN Indenture Supplement, Note Purchase Agreement, Receivables Purchase Agreement and Transfer and Servicing Agreement dated September 30, 2019 among USCC Master Note Trust, U.S. Bank National Association, as Indenture Trustee, USCC Services, LLC, USCC Receivables Funding LLC, USCC EIP LLC, and Royal Bank of Canada, as administrative agent for owners of the notes, is hereby incorporated by reference to Exhibit 4.3 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

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

Exhibit 10.4*
2019 Master Service Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited, is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

Exhibit 10.5*
2019 Master Statement of Work for Managed Services effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited, is hereby incorporated by reference to Exhibit 10.7 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

Exhibit 10.6*
2019 Managed Services Statement of Work No.1 effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.8 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

Exhibit 10.7*
Amended and Restated Software License and Maintenance Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.9 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

Exhibit 10.8*
Omnibus Amendment No. 1 to Master Indenture, Series 2017-VFN Indenture Supplement, Note Purchase Agreement, Receivables Purchase Agreement and Transfer and Servicing Agreement dated September 30, 2019, is hereby incorporated by reference to Exhibit 4.3 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.
The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2018. Reference is made to TDS’ Form 10-K for the year ended December 31, 2018, for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.
* Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	October 31, 2019	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	October 31, 2019	/s/ Peter L. Sereda
Peter L. Sereda Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	October 31, 2019	/s/ Anita J. Kroll
Anita J. Kroll Vice President - Controller and Chief Accounting Officer (principal accounting officer)