Form 10-Q
period 2020-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2020-04-30
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2020, is 107,272,700 Common Shares, $.01 par value, and 7,248,200 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2020

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three months ended March 31, 2020, to the three months ended March 31, 2019. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2019. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
The impact of the recent global spread of a new strain of coronavirus (COVID-19) on TDS' future operations is uncertain. There are many factors, including the severity and duration of the outbreak, as well as other direct and indirect impacts, that are expected to negatively impact TDS.
See the following areas within this MD&A for additional discussion of the impacts of COVID-19:

•	Results of Operations — Income tax expense

•	Business Overview — U.S. Cellular

•	Business Overview — TDS Telecom

•	Liquidity and Capital Resources

•	Risk Factors

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
TDS plans to build shareholder value by continuing to execute on its strategies to build strong, competitive businesses providing high-quality, data-focused services and products, subject to constraints from COVID-19. Strategic efforts include:

▪
U.S. Cellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as accessories and device protection plans and from new services such as LTE home internet. In addition, U.S. Cellular is focused on expanding its solutions available to business and government customers, including a growing suite of connected machine-to-machine solutions and software applications across various categories.

▪
U.S. Cellular continues to devote efforts to enhance its network capabilities. VoLTE technology is now available to approximately 70% of U.S Cellular's subscribers, and deployments in additional operating markets are expected in 2020 and 2021. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services and offers enhanced services such as high definition voice and simultaneous voice and data sessions.

▪
U.S. Cellular has launched commercial 5G services in Iowa and Wisconsin and will continue to launch in additional areas throughout 2020 and beyond. 5G technology is expected to help address customers' growing demand for data services as well as create opportunities for new services requiring high speed, reliability and low latency. U.S. Cellular is working with leading companies in the wireless infrastructure and handset ecosystem to provide rich 5G experiences for customers, initially focused on mobility services and using its low band spectrum. At the same time, as discussed below, U.S. Cellular has begun acquiring high band spectrum to enable the delivery of additional 5G services in the future. In addition to the deployment of 5G technology, U.S. Cellular is also modernizing its 4G LTE network to further enhance 4G LTE speeds.

▪
U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions. On July 11, 2019, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). On March 12, 2020, the FCC announced by public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses for a purchase price of $146 million. The wireless spectrum licenses are expected to be granted by the FCC in 2020.

▪
TDS Telecom’s Wireline business continues to focus on driving growth in its broadband and video services by investing in fiber deployment in new out-of-territory markets and in existing markets. Construction continues in three out-of-territory clusters, central Wisconsin, southern Wisconsin, and the Pacific Northwest. With support from the FCC's A-CAM program and state broadband grants, Wireline is also deploying higher speed broadband to unserved and under-served service addresses in rural areas within its current markets.

▪
TDS Telecom’s Cable business continues to increase its broadband penetration by making network capacity investments, including upgrading to DOCSIS 3.1, and by offering more advanced services in its markets.

▪
TDS Telecom's Wireline and Cable businesses also are investing in a next generation video platform called TDS TV+ to enhance video services. TDS Telecom has rolled out this service in one cable market and has plans to continue the roll out in several of its largest Wireline and Cable markets throughout the remainder of 2020.

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

▪
Auction 103 – Auction 103 is an FCC auction of 37, 39, and 47 GHz wireless spectrum licenses that started in December 2019 and concluded in March 2020. The spectrum auctioned is expected to be used primarily to deliver 5G technology.

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

▪
Coronavirus Aid, Relief, and Economic Security (CARES) Act – economic relief package signed into law on March 27, 2020 to address the public health and economic impacts of COVID-19, including a variety of tax provisions.

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

▪
FCC Keep Americans Connected Pledge – voluntary FCC initiative in response to the COVID-19 pandemic to ensure that Americans do not lose their broadband or telephone connectivity as a result of the exceptional circumstance.

▪	Fiber Out-of-Territory Builds – represents construction of facilities-based market expansions outside of TDS' ILEC and CLEC footprint.

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

▪
Video Connections – represents the number of Wireline customers provided video services. For Cable, generally, a home or business receiving video programming counts as one video connection. In counting bulk residential or commercial connections, such as an apartment building or a hotel, connections are counted based on the number of units/rooms within the building receiving service.

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

Results of Operations — TDS Consolidated

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
(Dollars in millions)
Operating revenues
U.S. Cellular	$963	$966	–
TDS Telecom	240	230	4%
All other[1]	58	61	(5)%
Total operating revenues	1,261	1,257	–
Operating expenses
U.S. Cellular	913	902	1%
TDS Telecom	212	193	10%
All other[1]	64	68	(6)%
Total operating expenses	1,189	1,163	2%
Operating income (loss)
U.S. Cellular	50	64	(22)%
TDS Telecom	28	37	(23)%
All other[1]	(6)	(7)	10%
Total operating income	72	94	(23)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	45	44	3%
Interest and dividend income	6	9	(30)%
Interest expense	(37)	(43)	14%
Total investment and other income	14	10	41%

Income before income taxes	86	104	(17)%
Income tax expense	3	34	(89)%

Net income	83	70	18%
Less: Net income attributable to noncontrolling interests, net of tax	14	11	25%
Net income attributable to TDS shareholders	$69	$59	17%

Adjusted OIBDA (Non-GAAP)[2]	$311	$312	–
Adjusted EBITDA (Non-GAAP)[2]	$362	$365	(1)%
Capital expenditures[3]	$292	$147	99%

[1]	Consists of corporate and other operations and intercompany eliminations.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[3]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.
Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $22 million and $21 million in earnings of unconsolidated entities for the three months ended March 31, 2020 and 2019, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended March 31, 2020 and 2019, was 4.2% and 32.6%, respectively. The lower effective tax rate in 2020 as compared to 2019 is due primarily to the income tax benefits of the CARES Act enacted on March 27, 2020.
The CARES Act provides retroactive eligibility of bonus depreciation on qualified improvement property put into service after December 31, 2017 and a 5-year carryback of net operating losses generated in years 2018-2020. As the statutory federal tax rate applicable to certain years within the carryback period is 35%, carryback to those years provides a tax benefit in excess of the current federal statutory rate of 21%, resulting in a reduction of income tax expense. TDS projects that the income tax effects of the CARES Act will result in a reduction of income tax expense recognized throughout the 2020 tax year as part of the estimated annual effective tax rate, and a cash refund in 2021 of taxes paid in prior years.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
U.S. Cellular noncontrolling public shareholders’	$12	$10
Noncontrolling shareholders’ or partners’	2	1
Net income attributable to noncontrolling interests, net of tax	$14	$11
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income, the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

Three Months Ended
Net income increased due primarily to lower income tax expense due to the CARES Act, partially offset by higher operating and depreciation expenses. Adjusted EBITDA decreased due primarily to higher operating expenses.

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
COVID-19 considerations
COVID-19 impacts on U.S. Cellular's business for the three months ended March 31, 2020, which were mainly experienced in the latter half of March 2020, include higher bad debts expense, a reduction in subscriber gross additions, reduced defections and churn, and reduced device and accessory sales. These impacts continue to be experienced in the second quarter. The impacts of COVID-19 on this and future periods are expected to negatively affect U.S. Cellular’s results of operations, cash flows and financial position. The extent and duration of these impacts are uncertain due to many factors and could be material. Certain impacts on and actions by U.S. Cellular related to COVID-19 include, but are not limited to, the following:

•
Taking action to keep associates safe, including implementing a work-from-home strategy for employees whose jobs can be performed remotely, including care center functions, supply chain functions, sales and marketing functions, certain engineering functions, finance and other administrative functions. In addition, to keep associates, customers, and communities safe, U.S. Cellular has closed certain retail stores, and stores that remain open have reduced store hours, implemented social distancing, and enhanced cleaning measures. Throughout this period of change, U.S. Cellular has continued serving its customers and ensuring its wireless network remains fully operational.

•
Participating in the FCC Keep Americans Connected Pledge not to turn-off service or charge late fees due to a customer’s inability to pay their bill due to circumstances related to COVID-19. This resulted in reduced service revenues and incremental bad debts expense in the three months ended March 31, 2020. U.S. Cellular has extended its commitments under the FCC Pledge through June 30, 2020, which is expected to result in additional defections and negative impacts to U.S. Cellular’s future financial results.

•
Waiving overage charges and certain other charges. This resulted in a minimal decrease to Service revenues during the three months ended March 31, 2020 and is expected to result in a decrease to Service revenues in the future.

•
Supporting the communities in which U.S. Cellular operates. Through U.S. Cellular’s partnership with the Boys & Girls Clubs, U.S. Cellular has contributed to the Boys & Girls Clubs’ COVID-19 Relief Fund to support children, families and communities. These funds will be dispersed directly to more than 50 Clubs in U.S. Cellular’s service regions to support the most immediate needs of youth in areas of importance such as providing food for children who rely on their Boys & Girls Clubs for their dinner, childcare for essential workers and first responders, and digital learning resources.

•
Recognizing income tax benefits associated with the enactment of the CARES Act. This legislation resulted in a reduction to income tax expense for the three months ended March 31, 2020. The CARES Act is also projected to result in a reduction of income tax expense recognized throughout the 2020 tax year as part of the estimated annual effective tax rate, and a cash refund in 2021 of taxes paid in prior years.

•
Monitoring its supply chain to assess impacts to availability and costs of device inventory and network equipment and services, including monitoring the dependency on third parties to continue network related projects. Various states' stay-at-home orders could cause delays in municipal permitting and other contractor work. At this time, U.S. Cellular expects to be able to meet customer demand for devices and services and to be able to continue its 4G LTE network modernization and 5G deployment with no significant disruptions.

•	Tracking increased customer usage and the impact of the removal of data caps. At this time, U.S. Cellular believes its network capacity is sufficient to accommodate expected increased usage.

•
Monitoring roaming behaviors. Both inbound and outbound roaming traffic have been dampened by COVID-19 as wireless customers are adhering to stay-at-home orders. The extent to which roaming traffic will be impacted in the future will depend upon the duration and pervasiveness of stay-at-home orders as well as customer behavior in response to the outbreak.

OPERATIONS

U.S. Cellular headquarters, Chicago, IL
U.S. Cellular operations

▪	Serves customers with 4.9 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections

▪	Operates in 21 states

▪	Employs approximately 5,500 associates

▪	4,184 owned towers

▪	6,629 cell sites in service

Operational Overview

As of March 31,	2020	2019
Retail Connections – End of Period
Postpaid	4,359,000	4,440,000
Prepaid	494,000	503,000
Total	4,853,000	4,943,000

	Q1 2020	Q1 2019	Q1 2020 vs. Q1 2019
Postpaid Activity and Churn
Gross Additions
Handsets	90,000	102,000	(12)%
Connected Devices	42,000	35,000	20%
Total Gross Additions	132,000	137,000	(4)%
Net Additions (Losses)
Handsets	(20,000)	(14,000)	(43)%
Connected Devices	(6,000)	(18,000)	67%
Total Net Additions (Losses)	(26,000)	(32,000)	19%
Churn
Handsets	0.95%	0.99%
Connected Devices	3.11%	3.08%
Total Churn	1.21%	1.26%
Total postpaid handset net losses increased for the three months ended March 31, 2020, when compared to the same period last year, due primarily to lower gross additions as a result of aggressive industry-wide competition, and, to a lesser extent, lower consumer switching activity in the latter half of March due to impacts of COVID-19. This was partially offset by a decrease in handset defections as a result of lower consumer switching activity in March.
Total postpaid connected device net losses decreased for the three months ended March 31, 2020, when compared to the same period last year. The decrease is due primarily to an increase in gross additions of hotspots and routers as a result of an increase in demand by business and government customers for internet related products given their need for remote connectivity resulting from the stay-at-home orders from various states in response to COVID-19.
Postpaid Revenue

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
Average Revenue Per User (ARPU)	$47.23	$45.44	4%
Average Revenue Per Account (ARPA)	$122.92	$118.84	3%
Postpaid ARPU and Postpaid ARPA increased for the three months ended March 31, 2020, when compared to the same period last year, due primarily to (i) having proportionately more handset connections, which on a per-unit basis contribute more revenue than connected devices, (ii) an increase in regulatory recovery revenues, and (iii) an increase in device protection plan revenues.

Financial Overview - U.S. Cellular

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
(Dollars in millions)
Retail service	$671	$659	2%
Inbound roaming	37	34	10%
Other	54	48	12%
Service revenues	762	741	3%
Equipment sales	201	225	(10)%
Total operating revenues	963	966	–

System operations (excluding Depreciation, amortization and accretion reported below)	180	176	2%
Cost of equipment sold	217	233	(7)%
Selling, general and administrative	335	326	3%
Depreciation, amortization and accretion	177	169	5%
(Gain) loss on asset disposals, net	4	2	72%
(Gain) loss on sale of business and other exit costs, net	—	(2)	N/M
(Gain) loss on license sales and exchanges, net	—	(2)	N/M
Total operating expenses	913	902	1%

Operating income	$50	$64	(22)%

Net income	$72	$58	24%
Adjusted OIBDA (Non-GAAP)[1]	$231	$231	–
Adjusted EBITDA (Non-GAAP)[1]	$281	$281	–
Capital expenditures[2]	$236	$102	N/M
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[2]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2020 and 2019
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

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three months ended March 31, 2020, primarily as a result of the increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues increased for the three months ended March 31, 2020, primarily driven by data revenues, with higher usage partially offset by lower rates.
Other service revenues increased for the three months ended March 31, 2020, largely due to an increase in tower rental revenues.
Equipment sales revenues decreased for the three months ended March 31, 2020. Contributing to this decrease was a decrease in volume of device sales to retail customers, agents, and third-party distributors year over year, partially offset by an increase in volume of used device sales to service providers. In addition, the average revenue per device decreased year over year, primarily resulting from a decrease in the average price of used devices.
System operations expenses
System operations expenses increased for the three months ended March 31, 2020, due to higher cell site maintenance and rent expenses. Such factors were partially offset by a decrease in roaming expense as a result of lower data rates, partially offset by higher data roaming usage.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended March 31, 2020. Contributing to this decrease was a decrease in volume of device sales to retail customers, agents, and third-party distributors year over year, partially offset by an increase in volume of used device sales to service providers. In addition, the average cost per device decreased year over year, primarily resulting from a decrease in the average cost of used devices.
Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three months ended March 31, 2020, driven primarily by an increase in bad debts expense as a result of U.S. Cellular's participation in the FCC Keep Americans Connected Pledge. Also contributing to the increase were higher employee related expenses. These increases were partially offset by a decrease in advertising costs.

Depreciation, amortization and accretion
Depreciation, amortization, and accretion increased for the three months ended March 31, 2020, due to accelerated depreciation of certain assets due to changes in network technology, which will continue throughout 2020 and beyond.

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom provides a wide range of communications services to residential and commercial customers. TDS Telecom operates in two segments: Wireline, which includes fiber deployments into new markets, and Cable.
On December 31, 2019, TDS acquired substantially all of the assets of MI Connection Communications System, dba Continuum. Continuum is a cable company that passes approximately 40,000 service addresses in North Carolina and offers broadband, video and voice services, which complement the TDS Telecom portfolio of products.
COVID-19 considerations
The future impacts of COVID-19 are uncertain due to many factors and could be material to TDS Telecom's results of operations, cash flows and financial position. Certain impacts on and actions by TDS Telecom related to COVID-19 include, but are not limited to, the following:

•
Taking action to keep employees safe, including implementing a work-from-home strategy for employees whose jobs can be performed remotely, including call center functions, supply chain functions, sales and marketing functions, engineering functions, finance and other administrative functions. In addition, to keep employees, customers, and communities safe, TDS Telecom has closed certain retail stores and temporarily ceased door-to-door selling. Retail stores that remain open have implemented social distancing and enhanced cleaning measures. In addition, TDS Telecom has expanded safety protocols for front line workers. Throughout this period of change, TDS Telecom has continued serving its customers and ensuring its network remains fully operational.

•
Supporting the communities in which TDS Telecom operates. TDS Telecom has donated to food pantries that serve its regional areas. Food banks across the country are seeing huge increases in demand as a result of the COVID-19 pandemic and TDS Telecom is helping those organizations serving those in need.

•
Participating in the FCC Keep Americans Connected Pledge not to turn-off service or charge late fees due to a customer's inability to pay their bill due to circumstances related to COVID-19. TDS Telecom has extended its commitments under the FCC Pledge through June 30, 2020, which is expected to result in negative impacts to TDS Telecom's future financial results.

•
Offering 60 days of free broadband service to new customers who are low-income and/or families with children or college age students. This could increase revenues and related bad debts expense in the future after the 60-day free service period expires depending on the intent of customers taking the free service.

•
Recognizing income tax benefits associated with the enactment of the CARES Act. This legislation resulted in a reduction to income tax expense for the three months ended March 31, 2020. The CARES Act is also projected to result in a reduction of income tax expense recognized throughout the 2020 tax year as part of the estimated annual effective tax rate, and a cash refund of taxes paid in prior years.

•
Tracking increased customer demand for broadband, video and voice services. The demand may fluctuate depending on the severity and duration of the pandemic. At this time, TDS Telecom believes its network capacity is sufficient for increased usage.

•
Increasing on-line sales and marketing activities as door-to-door sales activity in new out-of-territory markets has been considerably impacted. A significant reduction in pre-sales activity could result in a slowing of construction activity.

•
Monitoring its supply chain to assess impacts to availability of network equipment. At this time, TDS Telecom expects to be able to meet customer demand for on-premise equipment, and to maintain its expected investment levels in fiber and other broadband deployments.

•
Monitoring the dependency on third parties to continue work on out-of-territory market construction. Various states' stay-at-home orders could cause delays in municipal permitting, power company aerial make-ready work, and other contractor work that could slow down construction plans.

OPERATIONS

Wireline operations
Cable operations
TDS Telecom headquarters, Madison, WI

▪	Serves 1.2 million connections in 32 states.

▪	Employs approximately 2,900 employees.

▪	Wireline operates incumbent local exchange carriers (ILEC), competitive local exchange carriers (CLEC) and out-of-territory builds in 27 states.

▪	Cable operates primarily in Colorado, New Mexico, North Carolina, Oregon, Texas and Utah.

Financial Overview — TDS Telecom

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
(Dollars in millions)
Operating revenues
Wireline	$169	$171	(1)%
Cable	71	60	19%
TDS Telecom operating revenues[1]	240	230	4%
Operating expenses
Wireline	146	136	7%
Cable	66	57	15%
TDS Telecom operating expenses[1]	212	193	10%

TDS Telecom operating income	$28	$37	(23)%

Net income	$28	$31	(9)%
Adjusted OIBDA (Non-GAAP)[2]	$80	$80	–
Adjusted EBITDA (Non-GAAP)[2]	$82	$83	(2)%
Capital expenditures[3]	$54	$42	27%
Numbers may not foot due to rounding.

[1]	Includes eliminations between the Wireline and Cable segments.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[3]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

Total operating revenues
Operating revenues increased by 4% for the three months ended March 31, 2020, due primarily to Wireline and Cable broadband growth, Wireline video connection growth and the acquisition of Continuum which were partially offset by declines in Wireline residential voice and CLEC commercial revenues.

Total operating expenses
Operating expenses increased for the three months ended March 31, 2020, due primarily to increased employee-related expenses as TDS Telecom scales up its organization to execute on its fiber deployment, expenses related to the addition of Continuum, as well as a gain on the sale of assets in the first quarter of 2019.

WIRELINE OPERATIONS
Business Overview
TDS Telecom’s Wireline business provides broadband, video and voice services. These services are provided to residential, commercial, and wholesale customers in a mix of rural, small town and suburban markets, with the largest concentration of its customers in the Upper Midwest and the Southeast. TDS Telecom’s residential strategy is to focus on broadband bundled with video and voice services. In its commercial business, TDS Telecom’s focus is on small- to medium-sized businesses and its sales efforts emphasize providing broadband with voice and video collaboration services.
Operational Overview

Residential Connections
As of March 31,

Total residential connections were relatively flat as growth in broadband and video connections offset the decline in voice connections.

Residential Broadband Connections by Speeds1
As of March 31,

Residential broadband customers are increasingly choosing higher speeds in ILEC markets with 69% choosing speeds of 10 Mbps or greater and 31% choosing speeds of 100 Mbps or greater.
1    Includes ILEC and out-of-territory

Residential Revenue per Connection

Residential revenue per connection increased 4% due to video and broadband connection growth as well as an increase in broadband speeds.

Commercial Connections
As of March 31,
Total commercial connections decreased by 10% due primarily to declines in connections in CLEC markets.

Financial Overview — Wireline

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
(Dollars in millions)
Residential	$84	$81	4%
Commercial	39	43	(10)%
Wholesale	46	46	–
Service revenues	169	170	(1)%
Equipment and product sales	—	—	(43)%
Total operating revenues	169	171	(1)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	65	63	4%
Cost of equipment and products	—	—	(46)%
Selling, general and administrative	48	47	3%
Depreciation, amortization and accretion	32	34	(4)%
(Gain) loss on asset disposals, net	—	(7)	N/M
Total operating expenses	146	136	7%

Operating income	$23	$34	(32)%

Income before income taxes	$26	$38	(30)%
Adjusted OIBDA (Non-GAAP)[1]	$56	$61	(8)%
Adjusted EBITDA (Non-GAAP)[1]	$57	$63	(9)%
Capital expenditures[2]	$39	$29	32%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[2]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

Residential revenues consist of:

▪	Broadband services, including fiber- and copper-based high-speed internet, security and support services

▪	Video services, including IPTV and satellite offerings

▪	Voice services

Commercial revenues consist of:

▪	High-speed and dedicated business internet services

▪	Voice services

Wholesale revenues consist of:

▪	Network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom’s network

▪	Federal and state USF support, including A-CAM

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three months ended March 31, 2020, due primarily to growth in broadband and video connections, as well as price increases, partially offset by a decline in voice connections. Broadband and video connections grew 3% and 9%, respectively while voice connections declined 4%.
Commercial revenues decreased for the three months ended March 31, 2020, due primarily to declining connections in CLEC markets.
Wholesale revenues remained flat for the three months ended March 31, 2020.
Cost of services
Cost of services increased for the three months ended March 31, 2020, due primarily to higher employee-related expenses as TDS Telecom scales up its organization to execute on its fiber deployment, and increases in storm damage repair costs, partially offset by a decrease of $2 million in expenses related to the capitalization of new modems. See depreciation, amortization and accretion section below for more details.
Selling, general and administrative
Selling, general and administrative expenses increased for the three months ended March 31, 2020, due primarily to higher employee-related expenses as a result of the fiber deployment, and increased advertising costs in the out-of-territory markets, partially offset by decreases in legal costs.
Depreciation, amortization and accretion
Depreciation, amortization and accretion decreased as certain assets became fully depreciated, partially offset by depreciation on new fiber assets.
Effective January 1, 2020, the cost of most modems, along with associated installation costs, is being capitalized. These costs, which are estimated to be $14 million in 2020, were previously expensed as a cost of service.
(Gain) loss on asset disposals, net
Gain on asset disposals decreased for the three months ended March 31, 2020, due to the sale of fiber assets in certain CLEC markets during the first quarter of 2019.

CABLE OPERATIONS
Business Overview
TDS Telecom’s Cable strategy is to expand its broadband services and leverage that growth by bundling with video and voice services. TDS Telecom seeks to be the leading provider of broadband services in its targeted markets by leveraging its core competencies in network management and customer focus.
Operational Overview

Cable Connections
As of March 31,

Cable connections grew 10% due to an increase in broadband connections and the acquisition of Continuum, which included 15,800 broadband connections, 9,400 video connections and 5,800 voice connections as of December 31, 2019.

Financial Overview — Cable

	Three Months Ended March 31,
	2020	2019	2020 vs. 2019
(Dollars in millions)
Residential	$60	$49	20%
Commercial	11	10	11%
Total operating revenues	71	60	19%

Cost of services (excluding Depreciation, amortization and accretion reported below)	30	26	17%
Selling, general and administrative	17	14	16%
Depreciation, amortization and accretion	19	17	15%
(Gain) loss on asset disposals, net	—	—	(87)%
Total operating expenses	66	57	15%

Operating income	$5	$2	N/M

Income before income taxes	$5	$3	86%
Adjusted OIBDA (Non-GAAP)[1]	$24	$20	23%
Adjusted EBITDA (Non-GAAP)[1]	$25	$20	22%
Capital expenditures[2]	$15	$13	15%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[2]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

Residential and Commercial revenues consist of:

▪	Broadband services, including high-speed internet, security and support services

▪	Video services, including premium programming in HD, multi-room and TV Everywhere offerings

▪	Voice services

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential and commercial revenues increased for the three months ended March 31, 2020, due primarily to the acquisition of Continuum ($6 million), as well as growth in broadband connections and price increases.
Cost of services
Cost of services increased for the three months ended March 31, 2020, due primarily to the acquisition of Continuum ($3 million) and increases in employee-related and programming expense.
Selling, general and administrative
Selling, general and administrative expenses increased for the three months ended March 31, 2020, due primarily to the acquisition of Continuum ($1 million) and increases in employee-related expenses and advertising.
Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three months ended March 31, 2020, due to the acquisition of Continuum.

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
TDS has incurred negative free cash flow at times in the past and this could occur in the future, and forecasting future cash flow is more challenging with the various risks and uncertainties related to COVID-19. However, TDS believes that existing cash and investment balances, funds available under its revolving credit, term loan and receivables securitization agreements, and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the coming year. TDS will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of cable, wireless or wireline telecommunications services, IT services or other businesses, wireless spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments, including new technologies and out of territory builds. It may be necessary from time to time to increase the size of the existing revolving credit agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. TDS, through U.S. Cellular, made payments related to a wireless spectrum auction in 2020 (see Regulatory Matters - Spectrum Auctions). TDS also expects annual capital expenditures in 2020 to be higher than in 2019, due primarily to investments at U.S. Cellular to enhance network speed and capacity and to continue deploying VoLTE and 5G technology in its network, and at TDS Telecom to increase levels of fiber investment. TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain financing on acceptable terms, TDS makes significant wireless spectrum license purchases, TDS makes significant business acquisitions, distributions from unconsolidated entities are discontinued or significantly reduced compared to historical levels, or Federal USF and/or other regulatory support payments decline.
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

Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal. Cash held by U.S. Cellular is for use in its operations and acquisition, capital expenditure and business development programs including the purchase of wireless spectrum licenses. TDS does not have direct access to U.S. Cellular cash unless U.S. Cellular pays a dividend on its common stock. U.S. Cellular has no current intention to pay a dividend to its shareholders.

Cash and Cash Equivalents
(Dollars in millions)

At March 31, 2020, TDS' consolidated Cash and cash equivalents totaled $421 million compared to $465 million at December 31, 2019.
The majority of TDS’ Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies across a range of eligible money market investments that may include, but are not limited to, government agency repurchase agreements, government agency debt, U.S. Treasury repurchase agreements, U.S. Treasury debt, and other securities collateralized by U.S. government obligations. TDS monitors the financial viability of the money market funds and the financial institutions with which TDS has deposits and believes that the credit risk associated with these funds and institutions is low.

Financing
In March 2020, TDS entered into a new $400 million unsecured revolving credit agreement with certain lenders and other parties and U.S. Cellular entered into a new $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the new revolving credit agreement are available for general corporate purposes including acquisitions, wireless spectrum license purchases and capital expenditures, and may be borrowed, repaid and reborrowed from time to time until maturity in March 2025. As a result of the new agreements, TDS' and U.S. Cellular's previous revolving credit agreements due to expire in May 2023 were terminated. As of March 31, 2020, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS’ and U.S. Cellular’s unused capacity under their revolving credit agreements was $399 million and $298 million, respectively.
In March 2020, TDS and U.S. Cellular amended their senior term loan credit agreements in order to conform the agreements with their revolving credit agreements. There were no significant changes to other key terms of the senior term loan credit agreements. In March 2020, TDS borrowed $50 million under its senior term loan credit agreement.
U.S. Cellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings for general corporate purposes using its equipment installment plan receivables. The unused capacity under this agreement was $200 million as of March 31, 2020, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of March 31, 2020, the USCC Master Note Trust held $289 million of assets available to be pledged as collateral for the receivables securitization agreement. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.
TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit agreements, senior term loan credit agreements and receivables securitization agreement as of March 31, 2020.
TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2020 and 2019, were as follows:

Capital Expenditures
(Dollars in millions)

U.S. Cellular’s capital expenditures for the three months ended March 31, 2020 and 2019, were $236 million and $102 million, respectively.
Capital expenditures for the full year 2020 are expected to be between $850 million and $950 million. These expenditures are expected to be used principally for the following purposes:

▪
Enhance and maintain U.S. Cellular's network coverage, including continuing to deploy VoLTE technology in certain markets and providing additional speed and capacity to accommodate increased data usage by current customers;

▪	Continue deploying 5G technology in its network; and

▪	Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the three months ended March 31, 2020 and 2019, were $54 million and $42 million, respectively.
Capital expenditures for the full year 2020 are expected to be between $300 million and $350 million. These expenditures are expected to be used principally for the following purposes:

▪	Expand fiber deployment inside and outside of current footprint;

▪	Maintain and enhance existing infrastructure including build-out requirements to meet state broadband and A-CAM programs;

▪	Upgrade broadband capacity and speeds;

▪	Support success-based spending for broadband and video growth; and

▪	Deploy TDS TV+, a cloud-based video platform.

TDS intends to finance its capital expenditures for 2020 using primarily Cash flows from operating activities, existing cash balances and, if required, additional debt financing from its receivables securitization, term loan and/or revolving credit agreements.
Acquisitions, Divestitures and Exchanges
TDS may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties, wireless spectrum licenses and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement. TDS assesses its business interests on an ongoing basis with a goal of improving the competitiveness of its operations and increasing its long-term return on capital. As part of this strategy, TDS reviews attractive opportunities to acquire additional wireless operating markets and wireless spectrum licenses, including pursuant to FCC auctions; and telecommunications, cable or other possible businesses.
In March 2020, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103) for $146 million. U.S. Cellular paid $24 million of this amount in the three months ended March 31, 2020 and substantially all of the remainder in April 2020. The wireless spectrum licenses from Auction 103 are expected to be granted by the FCC during 2020.

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
Common Share Repurchase Programs
During the three months ended March 31, 2020, TDS repurchased 378,197 Common Shares for $6 million at an average cost per share of $15.42. As of March 31, 2020, the maximum dollar value of TDS Common Shares that may yet be repurchased under TDS’ program was $193 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2020, U.S. Cellular repurchased 803,836 Common Shares for $23 million at an average cost per share of $29.00. As of March 31, 2020, the total cumulative amount of U.S. Cellular Common Shares authorized to be repurchased is 4,506,713.
Contractual and Other Obligations
There were no material changes outside the ordinary course of business between December 31, 2019 and March 31, 2020, to the Contractual and Other Obligations disclosed in MD&A included in TDS’ Form 10-K for the year ended December 31, 2019. In March 2020, TDS borrowed $50 million under its senior term loan credit agreement. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.
Off-Balance Sheet Arrangements
TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. TDS utilizes cash on hand, cash from operating activities, cash proceeds from divestitures and dispositions of investments, and short-term and long-term debt financing to fund its acquisitions (including wireless spectrum licenses), construction costs, operating expenses and share repurchases. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes TDS' cash flow activities for the three months ended March 31, 2020 and 2019.
2020 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $40 million. Net cash provided by operating activities was $367 million due to net income of $83 million adjusted for non-cash items of $314 million and distributions received from unconsolidated entities of $25 million. This was offset by changes in working capital items which decreased net cash by $55 million. The working capital changes were primarily influenced by annual employee bonus payments, an increase in inventory and tax impacts from the CARES Act, partially offset by the timing of vendor payments and collections of customer and agent receivables.
Cash flows used for investing activities were $404 million. Cash paid for additions to property, plant and equipment totaled $377 million. Cash payments for wireless spectrum license acquisitions were $26 million.
Cash flows used for financing activities were $3 million, due primarily to the repurchase of TDS and U.S. Cellular Common Shares and the payment of dividends, partially offset by cash received from the TDS term loan borrowing.
2019 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $39 million. Net cash provided by operating activities was $327 million due to net income of $70 million plus non-cash items of $238 million and distributions received from unconsolidated entities of $19 million. The working capital changes had no significant impact on net cash and were primarily influenced by timing of vendor payments and collections of customer and agent receivables, offset by annual employee bonus payments.
Cash flows used for investing activities were $259 million. Cash paid for additions to property, plant and equipment totaled $155 million. Advance payments for license acquisitions were $135 million. These were partially offset by Cash received from divestitures and exchanges of $31 million.
Cash flows used for financing activities were $29 million, reflecting ordinary activity such as the payment of dividends and the scheduled repayments of debt.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Changes in financial condition during 2020 were as follows:
Accounts receivable
Accounts receivable decreased $72 million due primarily to timing of customer payments and vendor credits.
Inventory, net
Inventory, net increased $49 million due primarily to increased quantities of higher priced devices on hand.
Income taxes receivable
Income taxes receivable increased $75 million primarily reflecting future tax refunds attributable to the expected carryback of 2020 net operating losses, as allowed under the CARES Act which was enacted during the quarter.
Accrued compensation
Accrued compensation decreased $44 million due primarily to employee bonus payments in March 2020.

Supplemental Information Relating to Non-GAAP Financial Measures
TDS sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with GAAP to evaluate the performance of its business. Specifically, TDS has referred to the following measures in this Form 10-Q Report:

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability and, therefore, reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income or Income before income taxes and Operating income. Income tax expense is not provided at the individual segment level for Wireline and Cable. TDS calculates income tax expense (benefit) for TDS Telecom in total.

	Three Months Ended March 31,
TDS - CONSOLIDATED	2020	2019
(Dollars in millions)
Net income (GAAP)	$83	$70
Add back:
Income tax expense	3	34
Interest expense	37	43
Depreciation, amortization and accretion	235	227
EBITDA (Non-GAAP)	358	374
Add back or deduct:
(Gain) loss on asset disposals, net	4	(5)
(Gain) loss on sale of business and other exit costs, net	—	(2)
(Gain) loss on license sales and exchanges, net	—	(2)
Adjusted EBITDA (Non-GAAP)	362	365
Deduct:
Equity in earnings of unconsolidated entities	45	44
Interest and dividend income	6	9
Adjusted OIBDA (Non-GAAP)	311	312
Deduct:
Depreciation, amortization and accretion	235	227
(Gain) loss on asset disposals, net	4	(5)
(Gain) loss on sale of business and other exit costs, net	—	(2)
(Gain) loss on license sales and exchanges, net	—	(2)
Operating income (GAAP)	$72	$94

	Three Months Ended March 31,
U.S. CELLULAR	2020	2019
(Dollars in millions)
Net income (GAAP)	$72	$58
Add back:
Income tax expense	4	27
Interest expense	24	29
Depreciation, amortization and accretion	177	169
EBITDA (Non-GAAP)	277	283
Add back or deduct:
(Gain) loss on asset disposals, net	4	2
(Gain) loss on sale of business and other exit costs, net	—	(2)
(Gain) loss on license sales and exchanges, net	—	(2)
Adjusted EBITDA (Non-GAAP)	281	281
Deduct:
Equity in earnings of unconsolidated entities	45	44
Interest and dividend income	4	6
Other, net	1	—
Adjusted OIBDA (Non-GAAP)	231	231
Deduct:
Depreciation, amortization and accretion	177	169
(Gain) loss on asset disposals, net	4	2
(Gain) loss on sale of business and other exit costs, net	—	(2)
(Gain) loss on license sales and exchanges, net	—	(2)
Operating income (GAAP)	$50	$64

	Three Months Ended March 31,
TDS TELECOM	2020	2019
(Dollars in millions)
Net income (GAAP)	$28	$31
Add back:
Income tax expense	4	10
Interest expense	(1)	—
Depreciation, amortization and accretion	52	50
EBITDA (Non-GAAP)	82	90
Add back or deduct:
(Gain) loss on asset disposals, net	—	(7)
Adjusted EBITDA (Non-GAAP)	82	83
Deduct:
Interest and dividend income	2	3
Adjusted OIBDA (Non-GAAP)	80	80
Deduct:
Depreciation, amortization and accretion	52	50
(Gain) loss on asset disposals, net	—	(7)
Operating income (GAAP)	$28	$37
Numbers may not foot due to rounding.

	Three Months Ended March 31,
WIRELINE	2020	2019
(Dollars in millions)
Income before income taxes (GAAP)	$26	$38
Add back:
Interest expense	(1)	(1)
Depreciation, amortization and accretion	32	34
EBITDA (Non-GAAP)	57	71
Add back or deduct:
(Gain) loss on asset disposals, net	—	(7)
Adjusted EBITDA (Non-GAAP)	57	63
Deduct:
Interest and dividend income	2	3
Adjusted OIBDA (Non-GAAP)	56	61
Deduct:
Depreciation, amortization and accretion	32	34
(Gain) loss on asset disposals, net	—	(7)
Operating income (GAAP)	$23	$34
Numbers may not foot due to rounding.

	Three Months Ended March 31,
CABLE	2020	2019
(Dollars in millions)
Income before income taxes (GAAP)	$5	$3
Add back:
Depreciation, amortization and accretion	19	17
EBITDA (Non-GAAP)	25	20
Add back or deduct:
(Gain) loss on asset disposals, net	—	—
Adjusted EBITDA (Non-GAAP)	25	20
Deduct:
Interest and dividend income	—	—
Adjusted OIBDA (Non-GAAP)	24	20
Deduct:
Depreciation, amortization and accretion	19	17
Operating income (GAAP)	$5	$2
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

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Cash flows from operating activities (GAAP)	$367	$327
Less: Cash paid for additions to property, plant and equipment	377	155
Free cash flow (Non-GAAP)	$(10)	$172

Application of Critical Accounting Policies and Estimates
TDS prepares its consolidated financial statements in accordance with GAAP. TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements, Note 2 — Revenue Recognition and Note 11 — Leases in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
See Note 1 — Basis of Presentation in the Notes to Consolidated Financial Statements for information on recent accounting pronouncements.
Regulatory Matters
5G Fund
Issuance of a Notice of Proposed Rulemaking (NPRM) was approved at the FCC's Open Meeting on April 23, 2020, seeking comment on a proposal to create a new fund for 5G deployment in rural areas. The proposal includes a 5G fund for rural areas, which would be implemented through a two-phase competitive process, using multi-round auctions to award support to the provider willing to serve each area at required performance levels for the lowest amount of support. The proposed funding is $9 billion to be disbursed over ten years. The proposal seeks comments on the timing for the auction, the approach for determining eligible areas, minimum speed requirements, and a transition plan from legacy support to 5G fund support. The NPRM proposes that the 5G fund be in lieu of the previously proposed fund (the Phase II Connect America Mobility Fund) for the development of 4G LTE.
U.S. Cellular cannot predict at this time when the 5G fund auction will occur, if ever, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the 5G fund auction will provide opportunities to U.S. Cellular to offset any loss in existing support.
FCC Rulemaking - Restoring Internet Freedom
In December 2017, the FCC approved rules reversing or revising decisions made in the FCC’s 2015 Open Internet and Title II Order (Restoring Internet Freedom). The 2017 action reversed the FCC’s 2015 decision to reclassify Broadband Internet Access Services as telecommunications services subject to regulation under Title II of the Telecommunications Act. The 2017 action also reversed the FCC’s 2015 restrictions on blocking, throttling and paid prioritization, and modified transparency rules relating to such practices. Several parties filed suit in federal court challenging the 2017 actions. On October 1, 2019, the Court of Appeals for the D.C. Circuit issued an order reaffirming the FCC in most respects, but limiting the FCC's ability to preempt state and local net neutrality laws. On February 19, 2020, the FCC issued a Public Notice seeking comment on three issues under further consideration by the FCC based on a recent D.C. Circuit decision.
A number of states, including certain states in which TDS operates, have adopted or considered laws intended to reinstate aspects of the foregoing net neutrality regulations that were reversed or revised by the FCC in 2017. To the extent such laws are enacted, it is expected that legal proceedings will be pursued challenging such laws, subject now to the DC Circuit ruling limiting the FCC's preemptive authority in this matter. TDS cannot predict the outcome of these proceedings or the impact on its business.
Spectrum Auctions
On July 11, 2019, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). On March 12, 2020, the FCC announced by public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses for a purchase price of $146 million. The wireless spectrum licenses are expected to be granted by the FCC in 2020.
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). Applications to participate in Auction 105 are due on May 7, 2020 and the auction is scheduled to commence on July 23, 2020.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2019 and in this Form 10-Q. Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2019, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business, financial condition or results of operations.

▪
The impact of the COVID-19 pandemic on TDS' business is uncertain, but depending on its duration and severity it could have a material adverse effect on TDS' business, financial condition or results of operations.

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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2019, may not be the only risks that could affect TDS. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing and other than the risk factor set forth below, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2019.
The impact of the COVID-19 pandemic on TDS' business is uncertain, but depending on its duration and severity it could have a material adverse effect on TDS' business, financial condition or results of operations.
The impact of the recent global spread of COVID-19 on TDS' future operations is uncertain. Public health emergencies, such as COVID-19, pose the risk that TDS or its associates, agents, partners and suppliers may be unable to conduct business activities for an extended period of time and/or provide the level of service expected. TDS' ability to attract customers, maintain adequate supply chain and execute on its business strategies and initiatives could be negatively impacted by this outbreak. Additionally, COVID-19 has caused and could continue to cause increased unemployment, economic downturn and credit market deterioration, all of which could negatively impact TDS. The extent of the impact of COVID-19 on TDS' business, financial condition and results of operations will depend on future circumstances, including the severity of the disease, the duration of the outbreak, actions taken by governmental authorities and other possible direct and indirect consequences, all of which are uncertain and cannot be predicted.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2019, for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt. There have been no material changes to such information between December 31, 2019 and March 31, 2020. In March 2020, TDS borrowed $50 million under its senior term loan credit agreement. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of March 31, 2020.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,026	$995
Equipment and product sales	235	262
Total operating revenues	1,261	1,257

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	293	284
Cost of equipment and products	246	264
Selling, general and administrative	411	397
Depreciation, amortization and accretion	235	227
(Gain) loss on asset disposals, net	4	(5)
(Gain) loss on sale of business and other exit costs, net	—	(2)
(Gain) loss on license sales and exchanges, net	—	(2)
Total operating expenses	1,189	1,163

Operating income	72	94

Investment and other income (expense)
Equity in earnings of unconsolidated entities	45	44
Interest and dividend income	6	9
Interest expense	(37)	(43)
Total investment and other income	14	10

Income before income taxes	86	104
Income tax expense	3	34
Net income	83	70
Less: Net income attributable to noncontrolling interests, net of tax	14	11
Net income attributable to TDS shareholders	$69	$59

Basic weighted average shares outstanding	115	114
Basic earnings per share attributable to TDS shareholders	$0.60	$0.52

Diluted weighted average shares outstanding	116	116
Diluted earnings per share attributable to TDS shareholders	$0.59	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Net income	$83	$70
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	1	—
Comprehensive income	84	70
Less: Net income attributable to noncontrolling interests, net of tax	14	11
Comprehensive income attributable to TDS shareholders	$70	$59
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Cash flows from operating activities
Net income	$83	$70
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	235	227
Bad debts expense	34	25
Stock-based compensation expense	11	13
Deferred income taxes, net	75	25
Equity in earnings of unconsolidated entities	(45)	(44)
Distributions from unconsolidated entities	25	19
(Gain) loss on asset disposals, net	4	(5)
(Gain) loss on sale of business and other exit costs, net	—	(2)
(Gain) loss on license sales and exchanges, net	—	(2)
Other operating activities	—	1
Changes in assets and liabilities from operations
Accounts receivable	43	28
Equipment installment plans receivable	23	(10)
Inventory	(52)	(15)
Accounts payable	87	46
Customer deposits and deferred revenues	(9)	5
Accrued taxes	(74)	9
Accrued interest	9	11
Other assets and liabilities	(82)	(74)
Net cash provided by operating activities	367	327

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(377)	(155)
Cash paid for licenses	(26)	(1)
Cash received from investments	—	2
Cash paid for investments	(1)	(1)
Cash received from divestitures and exchanges	—	31
Advance payments for license acquisitions	—	(135)
Net cash used in investing activities	(404)	(259)

Cash flows from financing activities
Issuance of long-term debt	50	—
Repayment of long-term debt	(2)	(5)
TDS Common Shares reissued for benefit plans, net of tax payments	(1)	(3)
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	—	(1)
Repurchase of TDS Common Shares	(6)	—
Repurchase of U.S. Cellular Common Shares	(21)	—
Dividends paid to TDS shareholders	(19)	(19)
Distributions to noncontrolling interests	(1)	(1)
Other financing activities	(3)	—
Net cash used in financing activities	(3)	(29)

Net increase (decrease) in cash, cash equivalents and restricted cash	(40)	39

Cash, cash equivalents and restricted cash
Beginning of period	474	927
End of period	$434	$966

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2020	December 31, 2019
(Dollars in millions)
Current assets
Cash and cash equivalents	$421	$465
Accounts receivable
Customers and agents, less allowances of $81 and $74, respectively	962	1,005
Other, less allowances of $2 and $2, respectively	90	119
Inventory, net	218	169
Prepaid expenses	115	98
Income taxes receivable	111	36
Other current assets	33	29
Total current assets	1,950	1,921

Licenses	2,511	2,480

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $173 and $167, respectively	232	239

Investments in unconsolidated entities	509	488

Property, plant and equipment
In service and under construction	13,103	12,864
Less: Accumulated depreciation and amortization	9,508	9,337
Property, plant and equipment, net	3,595	3,527

Operating lease right-of-use assets	975	972

Other assets and deferred charges	576	607

Total assets[1]	$10,895	$10,781
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2020	December 31, 2019
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$8	$10
Accounts payable	378	374
Customer deposits and deferred revenues	181	189
Accrued interest	19	11
Accrued taxes	38	41
Accrued compensation	77	121
Short-term operating lease liabilities	121	116
Other current liabilities	78	100
Total current liabilities	900	962

Deferred liabilities and credits
Deferred income tax liability, net	750	676
Long-term operating lease liabilities	929	931
Other deferred liabilities and credits	491	481

Long-term debt, net	2,365	2,316

Commitments and contingencies

Noncontrolling interests with redemption features	11	11

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 114 shares (7 Series A Common and 107 Common Shares) and 115 shares (7 Series A Common and 108 Common Shares), respectively
Par Value ($.01 per share)	1	1
Capital in excess of par value	2,489	2,468
Treasury shares, at cost, 18 Common Shares	(480)	(479)
Accumulated other comprehensive loss	(8)	(9)
Retained earnings	2,718	2,672
Total TDS shareholders' equity	4,720	4,653

Noncontrolling interests	729	751

Total equity	5,449	5,404

Total liabilities and equity[1]	$10,895	$10,781
The accompanying notes are an integral part of these consolidated financial statements.

[1]
The consolidated total assets as of March 31, 2020 and December 31, 2019, include assets held by consolidated variable interest entities (VIEs) of $917 million and $915 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of March 31, 2020 and December 31, 2019, include certain liabilities of consolidated VIEs of $18 million and $20 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 10 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2019	$1	$2,468	$(479)	$(9)	$2,672	$4,653	$751	$5,404
Net income attributable to TDS shareholders	—	—	—	—	69	69	—	69
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	14	14
Other comprehensive loss	—	—	—	1	—	1	—	1
TDS Common and Series A Common share dividends ($0.170 per share)	—	—	—	—	(19)	(19)	—	(19)
Repurchase of Common Shares	—	—	(6)	—	—	(6)	—	(6)
Dividend reinvestment plan	—		1	—	—	1	—	1
Incentive and compensation plans	—	—	4	—	(4)	—	—	—
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	18	—	—	—	18	(35)	(17)
Stock-based compensation awards	—	3	—	—	—	3	—	3
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
March 31, 2020	$1	$2,489	$(480)	$(8)	$2,718	$4,720	$729	$5,449

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

Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements

Note 1 Basis of Presentation
The accounting policies of Telephone and Data Systems, Inc. (TDS) conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ 83%-owned subsidiary, United States Cellular Corporation (U.S. Cellular) and TDS’ wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that requires consolidation under GAAP. All material intercompany accounts and transactions have been eliminated.
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended March 31, 2020, are U.S. Cellular, Wireline, and Cable. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 12 — Business Segment Information for summary financial information on each business segment.
The unaudited consolidated financial statements included herein have been prepared by TDS pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2019.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of March 31, 2020 and December 31, 2019 and its results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2020 and 2019. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2019 except as noted below for the estimation of credit losses.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
(Dollars in millions)
Cash and cash equivalents	$421	$465
Restricted cash included in Other current assets	13	9
Cash, cash equivalents and restricted cash in the statement of cash flows	$434	$474

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments and subsequently amended the standard with additional Accounting Standards Updates, collectively referred to as ASC 326. This standard requires entities to use a new forward-looking, expected loss model to estimate credit losses and requires additional disclosures relating to the credit quality of trade and other receivables. TDS adopted the provisions of ASC 326 on January 1, 2020, using a modified retrospective method. Under this method, TDS applied the new accounting standard only to the most recent period presented, recognizing the cumulative effect of the accounting change, if any, as an adjustment to the beginning balance of retained earnings. Accordingly, prior periods have not been recast to reflect the new accounting standard. The cumulative effect of applying the provisions of ASC 326 had no impact on retained earnings.
U.S. Cellular’s accounts receivable consist primarily of amounts owed by customers for wireless services and equipment sales, including sales of certain devices and accessories under installment plans, by agents and third-party distributors for sales of equipment to them, by third party vendors and by other wireless carriers whose customers have used U.S. Cellular’s wireless systems.
TDS Telecom’s accounts receivable primarily consist of amounts owed by customers for services and products provided, by state and federal governments for grants and support funds, and by interexchange carriers for long-distance and data traffic, which TDS Telecom carries on its network.

TDS estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined individually or collectively depending on whether the accounts receivable balances share similar risk characteristics. The allowance for doubtful accounts is the best estimate of the amount of expected credit losses related to existing accounts receivable. TDS does not have any off-balance sheet credit exposure related to its customers.
In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the existing guidance for capitalizing implementation costs for an arrangement that has a software license. The service element of a hosting arrangement will continue to be expensed as incurred. Any capitalized implementation costs will be amortized over the period of the service contract. TDS' hosting arrangements that are service contracts consist primarily of software used to perform administrative functions. TDS adopted ASU 2018-15 on January 1, 2020 using the prospective method. The adoption of ASU 2018-15 did not have a significant impact on TDS' financial position or results of operations.
Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment sales are point in time.

		TDS Telecom
Three Months Ended March 31, 2020	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$671	$—	$—	$—	$—	$671
Inbound roaming	37	—	—	—	—	37
Residential	—	84	60	144	—	144
Commercial	—	39	11	50	—	50
Wholesale	—	45	—	45	—	45
Other service	35	—	—	—	18	53
Service revenues from contracts with customers	743	169	71	239	18	1,000
Equipment and product sales	201	—	—	—	34	235
Total revenues from contracts with customers	944	169	71	240	52	1,235
Operating lease income	19	—	—	1	6	26
Total operating revenues	$963	$169	$71	$240	$58	$1,261

		TDS Telecom
Three Months Ended March 31, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$659	$—	$—	$—	$—	$659
Inbound roaming	34	—	—	—	—	34
Residential	—	81	49	131	—	131
Commercial	—	43	10	54	—	54
Wholesale	—	45	—	45	—	45
Other service	32	—	—	—	18	50
Service revenues from contracts with customers	725	170	60	229	18	973
Equipment and product sales	225	—	—	—	37	262
Total revenues from contracts with customers	950	170	60	230	55	1,235
Operating lease income	16	—	—	—	6	22
Total operating revenues	$966	$171	$60	$230	$61	$1,257
Numbers may not foot due to rounding.

[1]	TDS Telecom Total includes eliminations between the Wireline and Cable segments.
Contract Balances
The following table provides balances for contract assets from contracts with customers, which are recorded in Other current assets and Other assets and deferred charges in the Consolidated Balance Sheet, and contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues and Other deferred liabilities and credits in the Consolidated Balance Sheet.

	March 31, 2020	December 31, 2019
(Dollars in millions)
Contract assets	$10	$10
Contract liabilities	$189	$197

Revenue recognized related to contract liabilities existing at January 1, 2020 was $133 million for the three months ended March 31, 2020.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2020 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2020	$316
2021	191
Thereafter	212
Total	$719

Contract Cost Assets
TDS expects that commission fees paid as a result of obtaining contracts are recoverable and, therefore, TDS defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. TDS also incurs fulfillment costs, such as installation costs, where there is an expectation that a future benefit will be realized. Deferred commission fees and fulfillment costs are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Contract cost asset balances, which are recorded in Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

	March 31, 2020	December 31, 2019
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$141	$146
Fulfillment costs
Installation costs	10	11
Other costs	1	—
Total contract cost assets	$152	$157

Amortization of contract cost assets was $31 million for each of the three month periods ended March 31, 2020 and 2019, and was included in Selling, general and administrative expenses and Cost of services expenses.
Note 3 Fair Value Measurements
As of March 31, 2020 and December 31, 2019, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	March 31, 2020		December 31, 2019
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$421	$421	$465	$465
Long-term debt
Retail	2	1,753	1,495	1,753	1,796
Institutional	2	535	527	534	594
Other	2	134	133	84	84

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. Long-term debt excludes lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes and 6.95% Senior Notes. TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of senior term loan credit agreements and other borrowings with financial institutions. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 2.74% to 8.25% and 3.55% to 6.25% at March 31, 2020 and December 31, 2019, respectively.

Note 4 Equipment Installment Plans
U.S. Cellular sells devices to customers under equipment installment plans over a specified time period. For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.
The following table summarizes equipment installment plan receivables as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
(Dollars in millions)
Equipment installment plan receivables, gross	$964	$1,008
Allowance for credit losses	(90)	(84)
Equipment installment plan receivables, net	$874	$924

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$566	$587
Other assets and deferred charges (Non-current portion)	308	337
Equipment installment plan receivables, net	$874	$924

U.S. Cellular uses various inputs, including internal data, information from credit bureaus and other sources, to evaluate the credit profiles of its customers. From this evaluation, a credit class is assigned to the customer that determines the number of eligible lines, the amount of credit available, and the down payment requirement, if any. These credit classes are grouped into four credit categories: lowest risk, lower risk, slight risk and higher risk. A customer's assigned credit class is reviewed periodically and a change is made, if appropriate. An equipment installment plan billed amount is considered past due if not paid within 30 days. The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	March 31, 2020					December 31, 2019
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$774	$95	$22	$9	$900	$812	$99	$23	$8	$942
Billed — current	35	5	2	1	43	37	5	2	1	45
Billed — past due	11	6	3	1	21	11	6	3	1	21
Total	$820	$106	$27	$11	$964	$860	$110	$28	$10	$1,008
The balance of the equipment installment plan receivables as of March 31, 2020 on a gross basis by year of origination were as follows:

	2017	2018	2019	2020	Total
(Dollars in millions)
Lowest Risk	$15	$200	$480	$125	$820
Lower Risk	1	19	67	19	106
Slight Risk	—	3	16	8	27
Higher Risk	—	1	6	4	11
Total	$16	$223	$569	$156	$964

Activity for the three months ended March 31, 2020 and 2019, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2020	March 31, 2019
(Dollars in millions)
Allowance for credit losses, beginning of period	$84	$77
Bad debts expense	25	18
Write-offs, net of recoveries	(19)	(18)
Allowance for credit losses, end of period	$90	$77

Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three months ended March 31, 2020 and 2019, was 4.2% and 32.6%, respectively. The lower effective tax rate in 2020 as compared to 2019 is due primarily to the income tax benefits of the CARES Act enacted on March 27, 2020.
The CARES Act provides retroactive eligibility of bonus depreciation on qualified improvement property put into service after December 31, 2017 and a 5-year carryback of net operating losses generated in years 2018-2020. As the statutory federal tax rate applicable to certain years within the carryback period is 35%, carryback to those years provides a tax benefit in excess of the current federal statutory rate of 21%, resulting in a reduction of income tax expense.
Note 6 Earnings Per Share
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
The amounts used in computing basic and diluted earnings per share attributable to TDS shareholders were as follows:

	Three Months Ended March 31,
	2020	2019
(Dollars and shares in millions, except per share amounts)
Net income attributable to TDS shareholders used in basic earnings per share	$69	$59
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(1)	(1)
Net income attributable to TDS shareholders used in diluted earnings per share	$68	$58

Weighted average number of shares used in basic earnings per share:
Common Shares	108	107
Series A Common Shares	7	7
Total	115	114

Effects of dilutive securities	1	2
Weighted average number of shares used in diluted earnings per share	116	116

Basic earnings per share attributable to TDS shareholders	$0.60	$0.52

Diluted earnings per share attributable to TDS shareholders	$0.59	$0.50

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded was 4 million and less than 1 million for the three months ended March 31, 2020 and 2019, respectively.

Note 7 Intangible Assets
Activity related to Licenses for the three months ended March 31, 2020, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2019	$2,480
Acquisitions	30
Capitalized interest	1
Balance at March 31, 2020	$2,511

In March 2020, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103) for $146 million. U.S. Cellular paid $24 million of this amount in the three months ended March 31, 2020 and substantially all of the remainder in April 2020. The wireless spectrum licenses from Auction 103 are expected to be granted by the FCC during 2020.
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

	March 31, 2020	December 31, 2019
(Dollars in millions)
Equity method investments	$487	$467
Measurement alternative method investments	22	21
Total investments in unconsolidated entities	$509	$488

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended March 31,
	2020	2019
(Dollars in millions)
Revenues	$1,662	$1,696
Operating expenses	1,166	1,221
Operating income	496	475
Other income (expense), net	3	(6)
Net income	$499	$469

Note 9 Debt
Term Loan
In March 2020, TDS borrowed $50 million on its senior term loan credit agreement, to be used for general corporate purposes, including working capital and capital expenditures. This agreement was entered into in January 2020 and amended in March 2020. The interest rate on outstanding borrowings is at a rate of LIBOR plus 200 basis points. Principal reductions are due and payable in quarterly installments of $0.5 million beginning in June 2021. The remaining unpaid balance will be due and payable in January 2027. TDS believes that it was in compliance with all of the financial covenants and other requirements set forth in its senior term loan credit agreement as of March 31, 2020.
Note 10 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance; and (b) the obligation to absorb the VIE losses and the right to receive benefits that are significant to the VIE. TDS reviews these criteria initially at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2019.
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
TDS also consolidates other VIEs that are limited partnerships that provide wireless service. A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner. For certain limited partnerships, U.S. Cellular is the general partner and manages the operations. In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner. Therefore, these limited partnerships also are recognized as VIEs and are consolidated under the variable interest model.

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31, 2020	December 31, 2019
(Dollars in millions)
Assets
Cash and cash equivalents	$24	$19
Accounts receivable	613	637
Inventory, net	4	5
Other current assets	11	7
Licenses	647	647
Property, plant and equipment, net	97	95
Operating lease right-of-use assets	42	42
Other assets and deferred charges	315	347
Total assets	$1,753	$1,799

Liabilities
Current liabilities	$28	$30
Long-term operating lease liabilities	38	39
Other deferred liabilities and credits	13	13
Total liabilities	$79	$82

Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
TDS’ total investment in these unconsolidated entities was $4 million and $5 million at March 31, 2020 and December 31, 2019, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $69 million and $183 million, during the three months ended March 31, 2020 and 2019, respectively, of which $55 million in 2020 and $168 million in 2019, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of U.S. Cellular, to purchase its interest in the limited partnership. The general partner’s put option related to its interest in Advantage Spectrum will become exercisable in 2021 and 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to TDS, is recorded as Noncontrolling interests with redemption features in TDS’ Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in TDS’ Consolidated Statement of Operations.

Note 11 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

Three Months Ended March 31,	2020	2019
(Dollars in millions)
Net income attributable to TDS shareholders	$69	$59
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(1)	(2)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	13	—
Net transfers (to) from noncontrolling interests	12	(2)
Changes from net income attributable to TDS shareholders and transfers (to) from noncontrolling interests	$81	$57

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
Financial data for TDS’ reportable segments for the three month periods ended, or as of March 31, 2020 and 2019, is as follows. See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of March 31, 2020	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$762	$169	$71	$240	$24	$1,026
Equipment and product sales	201	—	—	—	34	235
Total operating revenues	963	169	71	240	58	1,261
Cost of services (excluding Depreciation, amortization and accretion reported below)	180	65	30	95	18	293
Cost of equipment and products	217	—	—	—	29	246
Selling, general and administrative	335	48	17	65	11	411
Depreciation, amortization and accretion	177	32	19	52	6	235
(Gain) loss on asset disposals, net	4	—	—	—	—	4
Operating income (loss)	50	23	5	28	(6)	72
Equity in earnings of unconsolidated entities	45	—	—	—	—	45
Interest and dividend income	4	2	—	2	—	6
Interest expense	(24)	1	—	1	(14)	(37)
Other, net	1	—	—	—	(1)	—
Income (loss) before income taxes	76	26	5	31	(21)	86
Income tax expense (benefit)[2]	4			4	(5)	3
Net income (loss)	72			28	(17)	83
Add back:
Depreciation, amortization and accretion	177	32	19	52	6	235
(Gain) loss on asset disposals, net	4	—	—	—	—	4
Interest expense	24	(1)	—	(1)	14	37
Income tax expense (benefit)[2]	4			4	(5)	3
Adjusted EBITDA[3]	$281	$57	$25	$82	$(1)	$362

Investments in unconsolidated entities	$469	$4	$—	$4	$36	$509
Total assets	$8,251	$1,497	$733	$2,221	$423	$10,895
Capital expenditures	$236	$39	$15	$54	$2	$292

		TDS Telecom
Three Months Ended or as of March 31, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$741	$170	$60	$230	$24	$995
Equipment and product sales	225	—	—	—	37	262
Total operating revenues	966	171	60	230	61	1,257
Cost of services (excluding Depreciation, amortization and accretion reported below)	176	63	26	88	20	284
Cost of equipment and products	233	—	—	—	31	264
Selling, general and administrative	326	47	14	61	10	397
Depreciation, amortization and accretion	169	34	17	50	8	227
(Gain) loss on asset disposals, net	2	(7)	—	(7)	—	(5)
(Gain) loss on sale of business and other exit costs, net	(2)	—	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	(2)	—	—	—	—	(2)
Operating income (loss)	64	34	2	37	(7)	94
Equity in earnings of unconsolidated entities	44	—	—	—	—	44
Interest and dividend income	6	3	—	3	—	9
Interest expense	(29)	1	—	—	(14)	(43)
Income (loss) before income taxes	85	38	3	40	(21)	104
Income tax expense (benefit)[2]	27			10	(3)	34
Net income (loss)	58			31	(19)	70
Add back:
Depreciation, amortization and accretion	169	34	17	50	8	227
(Gain) loss on asset disposals, net	2	(7)	—	(7)	—	(5)
(Gain) loss on sale of business and other exit costs, net	(2)	—	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	(2)	—	—	—	—	(2)
Interest expense	29	(1)	—	—	14	43
Income tax expense (benefit)[2]	27			10	(3)	34
Adjusted EBITDA[3]	$281	$63	$20	$83	$1	$365

Investments in unconsolidated entities	$468	$4	$—	$4	$35	$507
Total assets	$8,229	$1,353	$641	$1,986	$572	$10,787
Capital expenditures	$102	$29	$13	$42	$3	$147

Numbers may not foot due to rounding.

[1]	TDS Telecom Total includes eliminations between the Wireline and Cable segments.

[2]	Income tax expense (benefit) is not provided at the individual segment level for Wireline and Cable. TDS calculates income tax expense for “TDS Telecom Total".

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

Note 13 Subsequent Events
In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement, which permits securitized borrowings for general corporate purposes using its equipment installment plan receivables.

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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified TDS that it was conducting inquiries of U.S. Cellular and TDS under the federal False Claims Act relating to U.S. Cellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. U.S. Cellular is/was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed TDS and U.S. Cellular that it would not intervene in the above referenced actions, and on December 5, 2019, the District Court unsealed the complaints. On February 27, 2020, the private party plaintiffs served the complaints in both actions on the defendants. Subsequently, the private party plaintiffs filed an amended complaint in one of the actions. TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, TDS cannot predict the outcome of any proceeding.
Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2019, for additional information. There have been no material changes to such information since December 31, 2019.

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2020.
The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2020	—	$—	—	$198,691,355
February 1 - 29, 2020	—	$—	—	$198,691,355
March 1 - 31, 2020	378,197	$15.42	378,197	$192,860,922
Total for or as of the end of the quarter ended March 31, 2020	378,197	$15.42	378,197	$192,860,922
Other Information
The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.
Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit agreements in the first quarter of 2020 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit agreements as of March 31, 2020, or as of the filing date of this Form 10-Q.
Neither TDS nor U.S. Cellular repaid any cash amounts under their senior term loan credit agreements in the first quarter of 2020 or through the filing date of this Form 10-Q. In March 2020, TDS borrowed $50 million under its senior term loan credit agreement.
Further, U.S. Cellular did not borrow or repay any cash amounts under its receivables securitization agreement in the first quarter of 2020 and had no cash borrowings outstanding under its receivables securitization agreement as of March 31, 2020. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.

Exhibits

Exhibit Number	Description of Documents
Exhibit 4.1
Term Loan Credit Agreement, among TDS, CoBank, ACB, as administrative agent, and the lenders thereto, dated as of January 6, 2020, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated January 6, 2020.

Exhibit 4.2
Revolving Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of March 2, 2020, including the form of subsidiary Guaranty, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated March 2, 2020.

Exhibit 4.3
First Amendment to Term Loan Credit Agreement, among TDS, CoBank, ACB as administrative agent, and the lenders thereto, dated as of March 2, 2020, is hereby incorporated by reference to Exhibit 4.2 to TDS' Current Report on Form 8-K dated March 2, 2020.

Exhibit 4.4
Revolving Credit Agreement, among U.S. Cellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2020, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular’s Current Report on Form 8-K dated March 2, 2020.

Exhibit 4.5
Fourth Amendment to Amended and Restated Credit Agreement, among U.S. Cellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 2, 2020, is hereby incorporated by reference to Exhibit 4.2 to U.S. Cellular's Current Report on Form 8-K dated March 2, 2020.

Exhibit 10.1	TDS 2020 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated March 18, 2020.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.
The foregoing exhibits include only the exhibits that relate specifically to this Form 10-Q or that supplement the exhibits identified in TDS’ Form 10-K for the year ended December 31, 2019. Reference is made to TDS’ Form 10-K for the year ended December 31, 2019, for a complete list of exhibits, which are incorporated herein except to the extent supplemented or superseded above.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	36	-	41
		Notes to Consolidated Financial Statements	43	-	55

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	33

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4.	Controls and Procedures	56

Part II.	Other Information

	Item 1.	Legal Proceedings	56

	Item1A.	Risk Factors	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

	Item 5.	Other Information	57

	Item 6.	Exhibits	58

Signatures			60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	April 30, 2020	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	April 30, 2020	/s/ Peter L. Sereda
Peter L. Sereda Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	April 30, 2020	/s/ Anita J. Kroll
Anita J. Kroll Vice President - Controller and Chief Accounting Officer (principal accounting officer)