Form 10-Q
period 2020-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2020-08-06
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2020, is 107,034,900 Common Shares, $.01 par value, and 7,260,800 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2020

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and six months ended June 30, 2020, to the three and six months ended June 30, 2019. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2019. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
The impact of the global spread of coronavirus (COVID-19) on TDS' future operations is uncertain. There are many factors, including the severity and duration of the outbreak, as well as other direct and indirect impacts, that are expected to negatively impact TDS.
See the following areas within this MD&A for additional discussion of the impacts of COVID-19:

•	Results of Operations — Income tax expense

•	Business Overview — U.S. Cellular

•	Operational Overview — U.S. Cellular

•	Business Overview — TDS Telecom

•	Financial Overview — TDS Telecom

•	Liquidity and Capital Resources

•	Risk Factors

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
TDS plans to build shareholder value by continuing to execute on its strategies to build strong, competitive businesses providing high-quality, data-focused services and products. Strategic efforts include:

▪
U.S. Cellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as accessories and device protection plans and from new services such as home internet. In addition, U.S. Cellular is focused on expanding its solutions available to business and government customers.

▪
U.S. Cellular continues to devote efforts to enhance its network capabilities. VoLTE technology is now available to nearly 90% of U.S Cellular's subscribers, and deployments in additional operating markets are expected later in 2020. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services and offers enhanced services such as high definition voice and simultaneous voice and data sessions.

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

▪
U.S. Cellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, U.S. Cellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions such as Auctions 103 and 105.

▪
TDS Telecom’s Wireline business continues to focus on driving growth in its broadband and video services by investing in fiber deployment in new out-of-territory markets and in existing markets. Construction continues in the out-of-territory clusters in Wisconsin and the Pacific Northwest. With support from the FCC's A-CAM program and state broadband grants, Wireline is also deploying higher speed broadband to unserved and under-served service addresses in rural areas within its current markets.

▪
TDS Telecom’s Cable business continues to increase its broadband penetration by making network capacity investments, including upgrading to DOCSIS 3.1, and by offering more advanced services in its markets.

▪
TDS Telecom's Wireline and Cable businesses continue to invest in a next generation video platform called TDS TV+ to enhance video services. TDS Telecom has rolled out this service in certain Wireline and Cable markets in the second quarter and has plans to roll out to additional markets throughout the remainder of 2020.

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

▪
Auctions 103 and 105 – Auction 103 is an FCC auction of 37, 39, and 47 GHz wireless spectrum licenses that started in December 2019 and concluded in March 2020. Auction 105 is an FCC auction of 3.5 GHz wireless spectrum licenses and bidding commenced in July 2020.

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

Results of Operations — TDS Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Operating revenues
U.S. Cellular	$973	$973	–	$1,937	$1,939	–
TDS Telecom	241	233	3%	481	464	4%
All other[1]	49	55	(10)%	106	115	(7)%
Total operating revenues	1,263	1,261	–	2,524	2,518	–
Operating expenses
U.S. Cellular	920	943	(2)%	1,833	1,844	(1)%
TDS Telecom	210	204	3%	422	398	6%
All other[1]	55	66	(17)%	118	134	(11)%
Total operating expenses	1,185	1,213	(2)%	2,373	2,376	–
Operating income (loss)
U.S. Cellular	53	30	74%	104	95	9%
TDS Telecom	31	29	6%	59	66	(10)%
All other[1]	(6)	(11)	51%	(12)	(19)	35%
Total operating income	78	48	63%	151	142	6%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	44	41	8%	90	85	5%
Interest and dividend income	2	9	(76)%	8	17	(53)%
Interest expense	(38)	(43)	10%	(75)	(86)	12%
Other, net	—	—	59%	(1)	1	(57)%
Total investment and other income	8	7	22%	22	17	34%

Income before income taxes	86	55	58%	173	159	9%
Income tax expense	8	16	(47)%	12	50	(76)%

Net income	78	39	N/M	161	109	47%
Less: Net income attributable to noncontrolling interests, net of tax	13	6	100%	26	17	53%
Net income attributable to TDS shareholders	$65	$33	N/M	$135	$92	46%

Adjusted OIBDA (Non-GAAP)[2]	$318	$287	11%	$629	$598	5%
Adjusted EBITDA (Non-GAAP)[2]	$364	$337	8%	$726	$701	4%
Capital expenditures[3]	$247	$264	(7)%	$539	$411	31%
N/M - Percentage change not meaningful

[1]	Consists of corporate and other operations and intercompany eliminations.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[3]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.
Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $20 million and $19 million for the three months ended June 30, 2020 and 2019, respectively and $42 million and $40 million for the six months ended June 30, 2020 and 2019, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended June 30, 2020 and 2019, was 9.6% and 28.8%, respectively. The effective tax rate on Income before income taxes for the six months ended June 30, 2020 and 2019, was 6.9% and 31.3%, respectively. The lower effective tax rate in 2020 as compared to 2019 is due primarily to the income tax benefits of the CARES Act enacted on March 27, 2020.
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
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
U.S. Cellular noncontrolling public shareholders’	$12	$6	$24	$16
Noncontrolling shareholders’ or partners’	1	—	2	1
Net income attributable to noncontrolling interests, net of tax	$13	$6	$26	$17
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of U.S. Cellular’s net income, the noncontrolling shareholders’ or partners’ share of certain U.S. Cellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

Three Months Ended
Net income increased due primarily to lower operating expenses and the impact of the CARES Act reducing income tax expense. Adjusted EBITDA increased due primarily to lower operating expenses.
Six Months Ended
Net income increased due primarily to the impact of the CARES Act reducing income tax expense. Adjusted EBITDA increased due primarily to lower Cost of equipment and products.

*Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

U.S. CELLULAR OPERATIONS
Business Overview
U.S. Cellular owns, operates, and invests in wireless markets throughout the United States. U.S. Cellular is an 82%-owned subsidiary of TDS. U.S. Cellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans, and pricing, all provided with a community focus.
COVID-19 considerations
COVID-19 impacts on U.S. Cellular's business for the six months ended June 30, 2020 include a reduction in service revenues and equipment sales, and a reduction in handset subscriber gross additions and defections. The impacts of COVID-19 on this and future periods are expected to negatively affect U.S. Cellular’s results of operations, cash flows and financial position. The extent and duration of these impacts are uncertain due to many factors and could be material. Certain impacts on and actions by U.S. Cellular related to COVID-19 include, but are not limited to, the following:

•
Taking action to keep associates safe, including implementing a work-from-home strategy for employees whose jobs can be performed remotely. In addition, to keep associates, customers, and communities safe, U.S. Cellular temporarily closes retail stores for enhanced cleanings, continues to operate with reduced store hours, and provides associates with personal protective equipment to be worn during customer interactions. U.S. Cellular has also implemented a daily health check process for associates and requires social distancing and mask wearing in all company facilities, including stores. Throughout this period of change, U.S. Cellular has continued serving its customers and ensuring its wireless network remains fully operational.

•
Participated in the FCC Keep Americans Connected Pledge, through June 30, 2020, to not turn-off service or charge late fees due to a customer’s inability to pay their bill due to circumstances related to COVID-19. This resulted in a reduction in non-pay defections, as well as reduced service revenues, for the six months ended June 30, 2020. Non-pay defections are expected to increase in future periods as the FCC Keep Americans Connected Pledge ended on June 30, 2020 and certain accounts that were part of the Pledge are expected to terminate due to non-payment.

•	Waiving overage charges and certain other charges. This resulted in reduced service revenues during the three and six months ended June 30, 2020.

•
Supporting the communities in which U.S. Cellular operates. Through U.S. Cellular’s partnership with the Boys & Girls Clubs, U.S. Cellular has contributed to the Boys & Girls Clubs’ COVID-19 Relief Fund to support children, families and communities. These funds are dispersed directly to more than 50 clubs in U.S. Cellular’s service regions to support the most immediate needs of youth in areas of importance such as providing food for children who rely on their Boys & Girls Clubs for their dinner, care for children of essential workers and first responders, and digital learning resources. In additional to monetary donations, in-person volunteerism has been replaced by virtual volunteerism, with associates participating in events such as reading for the visually impaired and mentoring for students.

•
Recognizing income tax benefits associated with the enactment of the CARES Act. This legislation resulted in a reduction to income tax expense for the three and six months ended June 30, 2020. The CARES Act is also projected to result in a reduction of income tax expense recognized throughout the 2020 tax year as part of the estimated annual effective tax rate, and a cash refund in 2021 of taxes paid in prior years.

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

•
Monitoring roaming behaviors. Both inbound and outbound roaming traffic have been dampened by COVID-19 as wireless customers are reducing travel. The extent to which roaming traffic will be impacted by the pandemic in the future will depend upon governmental mandates and customer behavior in response to the outbreak.

OPERATIONS

U.S. Cellular headquarters, Chicago, IL
U.S. Cellular operations

▪	Serves customers with 4.9 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections

▪	Operates in 21 states

▪	Employs approximately 5,400 associates

▪	4,208 owned towers

▪	6,673 cell sites in service

Operational Overview

As of June 30,	2020	2019
Retail Connections – End of Period
Postpaid	4,372,000	4,414,000
Prepaid	496,000	500,000
Total	4,868,000	4,914,000

	Q2 2020	Q2 2019	Q2 2020 vs. Q2 2019	YTD 2020	YTD 2019	YTD 2020 vs. YTD 2019
Postpaid Activity and Churn
Gross Additions
Handsets	85,000	102,000	(17)%	175,000	203,000	(14)%
Connected Devices	44,000	35,000	26%	86,000	70,000	23%
Total Gross Additions	129,000	137,000	(6)%	261,000	273,000	(4)%
Net Additions (Losses)
Handsets	3,000	(11,000)	N/M	(17,000)	(25,000)	32%
Connected Devices	9,000	(15,000)	N/M	3,000	(33,000)	N/M
Total Net Additions (Losses)	12,000	(26,000)	N/M	(14,000)	(58,000)	76%
Churn
Handsets	0.71%	0.97%		0.83%	0.98%
Connected Devices	2.24%	3.01%		2.67%	3.05%
Total Churn	0.89%	1.23%		1.05%	1.24%
N/M - Percentage change not meaningful
Total postpaid handset net additions increased for the three months ended June 30, 2020, when compared to the same period last year. Handset defections decreased as a result of lower consumer switching activity related to COVID-19, as well as a reduction in non-pay defections related to the FCC Keep Americans Connected Pledge. Partially offsetting the decrease in defections were lower gross additions resulting from lower consumer switching activity.
Total postpaid handset net additions increased for the six months ended June 30, 2020, when compared to the same period last year. Handset defections decreased as a result of lower consumer switching activity related to COVID-19, as well as a reduction in non-pay defections related to the FCC Keep Americans Connected Pledge. Partially offsetting the decrease in defections were lower gross additions resulting from aggressive industry-wide competition in the first quarter of 2020 and lower consumer switching activity in the second quarter of 2020.
Total postpaid connected device net additions increased for the three and six months ended June 30, 2020, when compared to the same period last year. The increase is due to (i) a decrease in tablet defections and (ii) an increase in demand for internet related products given a need for remote connectivity related to COVID-19.
Non-pay defections are expected to increase in future periods as the FCC Keep Americans Connected Pledge ended on June 30, 2020 and certain accounts that were part of the Pledge are expected to terminate due to non-payment.

Postpaid Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Average Revenue Per User (ARPU)	$46.24	$45.90	1%	$46.72	$45.66	2%
Average Revenue Per Account (ARPA)	$120.70	$119.46	1%	$121.80	$119.15	2%
Postpaid ARPU and Postpaid ARPA increased for the three and six months ended June 30, 2020, when compared to the same period last year, due primarily to (i) having proportionately fewer tablet connections, which on a per-unit basis contribute less revenue than smartphone devices, (ii) an increase in regulatory recovery revenues, and (iii) an increase in device protection plan revenues. These increases were partially offset by the impact of waiving overage charges, a measure U.S. Cellular has taken to assist customers during the COVID-19 pandemic.

Financial Overview - U.S. Cellular

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Retail service	$658	$662	(1)%	$1,329	$1,322	1%
Inbound roaming	41	44	(8)%	77	78	–
Other	54	51	7%	109	98	10%
Service revenues	753	757	(1)%	1,515	1,498	1%
Equipment sales	220	216	2%	422	441	(4)%
Total operating revenues	973	973	–	1,937	1,939	–

System operations (excluding Depreciation, amortization and accretion reported below)	197	193	2%	377	369	2%
Cost of equipment sold	218	224	(3)%	435	458	(5)%
Selling, general and administrative	323	344	(6)%	659	669	(2)%
Depreciation, amortization and accretion	178	177	1%	354	345	3%
(Gain) loss on asset disposals, net	4	5	(19)%	8	7	7%
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	—	(2)	N/M
(Gain) loss on license sales and exchanges, net	—	—	N/M	—	(2)	N/M
Total operating expenses	920	943	(2)%	1,833	1,844	(1)%

Operating income	$53	$30	74%	$104	$95	9%

Net income	$69	$32	N/M	$141	$90	56%
Adjusted OIBDA (Non-GAAP)[1]	$235	$212	11%	$466	$443	5%
Adjusted EBITDA (Non-GAAP)[1]	$280	$257	9%	$560	$537	4%
Capital expenditures[2]	$168	$195	(14)%	$405	$297	36%
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[2]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2020 and 2019
(Dollars in millions)

Operating Revenues
Six Months Ended June 30, 2020 and 2019
(Dollars in millions)
Service revenues consist of:

▪	Retail Service - Charges for voice, data and value-added services and recovery of regulatory costs

▪	Inbound Roaming - Charges to other wireless carriers whose customers use U.S. Cellular’s wireless systems when roaming

▪	Other Service - Amounts received from the Federal USF, tower rental revenues, and miscellaneous other service revenues
Equipment revenues consist of:

▪	Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three months ended June 30, 2020, primarily as a result of a decline in the average number of subscribers compared to the second quarter of 2019, partially offset by the increase in Postpaid ARPU as previously discussed in the Operational Overview section. Retail service revenues increased for the six months ended June 30, 2020, primarily as a result of the increase in Postpaid ARPU, partially offset by a decline in subscribers.
Inbound roaming revenues decreased for the three and six months ended June 30, 2020, primarily driven by lower data revenues, with lower rates partially offset by higher usage.
Other service revenues increased for the three and six months ended June 30, 2020, largely due to an increase in tower rental revenues.
Equipment sales revenues increased for the three months ended June 30, 2020, due primarily to an increase in device sales volumes. This was partially offset by lower average revenue per device and a decrease in accessory sales. Equipment sales revenues decreased for the six months ended June 30, 2020, due primarily to lower average revenue per device and a decrease in accessory sales, partially offset by an increase in device sales volumes.
System operations expenses
System operations expenses increased for the three and six months ended June 30, 2020, due to increases in cell site rent expense, non-capitalizable costs to add network capacity, and costs to decommission network assets. Such factors were partially offset by a decrease in roaming expense as a result of lower data rates, partially offset by higher data roaming usage.

Cost of equipment sold
Cost of equipment sold decreased for the three and six months ended June 30, 2020, due primarily to (i) lower average cost per device, (ii) a shift in mix from new device sales to used device sales, (iii) a decrease in accessory sales and (iv) a decrease in charges recorded to reduce inventory to its net realizable value. These decreases were partially offset by an increase in volume of devices sold.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three and six months ended June 30, 2020, driven primarily by decreases in bad debts expense, advertising expense and employee related expense.
Depreciation, amortization and accretion
Depreciation, amortization, and accretion increased for the six months ended June 30, 2020, due to accelerated depreciation of certain assets due to changes in network technology, which will continue throughout 2020 and beyond.

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
COVID-19 considerations
COVID-19 impacts on TDS Telecom's business for the six months ended June 30, 2020 include a reduction in service revenues and reduced churn. The future impacts of COVID-19 are uncertain due to many factors and could be material to TDS Telecom's results of operations, cash flows and financial position. Certain impacts on and actions by TDS Telecom related to COVID-19 include, but are not limited to, the following:

•
Taking action to keep employees safe, including implementing a work-from-home policy for employees whose jobs can be performed remotely. In addition, to keep employees, customers, and communities safe, TDS Telecom closed certain retail stores and temporarily ceased door-to-door selling. Retail stores that remain open have implemented social distancing and enhanced cleaning measures. In addition, TDS Telecom has expanded safety protocols for front line workers, including the direct salesforce as they returned to door-to-door selling in the second quarter. Throughout this period of change, TDS Telecom has continued serving its customers and ensuring its network remains fully operational.

•
Supporting the communities in which TDS Telecom operates. TDS Telecom has donated to food pantries that serve its regional areas. Food banks across the country are seeing huge increases in demand as a result of the COVID-19 pandemic and TDS Telecom is helping those organizations serving those in need.

•
Participated in the FCC Keep Americans Connected Pledge, through June 30, 2020, to not turn-off service or charge late fees due to a customer's inability to pay their bill due to circumstances related to COVID-19. This resulted in reduced service revenues in the six months ended June 30, 2020. In addition, TDS Telecom is complying with certain states that have extended no-disconnect orders past the expiration of the FCC Pledge. These actions may result in negative impacts to TDS Telecom's future financial results.

•
Offered 60 days of free broadband service to new customers who are low-income and/or families with children or college age students. This could increase both revenues and bad debts expense in the future after the 60-day free service period expires in June 2020, depending on the intent of customers taking the free service. A total of 2,700 customers signed up for the free service. Early indications suggest the majority of customers are prioritizing their services and making arrangements to stay connected.

•
Recognizing income tax benefits associated with the enactment of the CARES Act. This legislation resulted in a reduction to income tax expense for the three and six months ended June 30, 2020. The CARES Act is also projected to result in a reduction of income tax expense recognized throughout the 2020 tax year as part of the estimated annual effective tax rate, and a cash refund of taxes paid in prior years.

•
Tracking increased customer demand for broadband and voice services. The demand may fluctuate depending on the severity and duration of the pandemic. At this time, TDS Telecom's network capacity has been sufficient for increased usage.

•
Increasing online sales and marketing activities as door-to-door sales activity in new out-of-territory markets has been considerably impacted. A significant reduction in pre-sales activity could result in a slowing of construction activity.

•
Monitoring its supply chain to assess impacts to availability of network equipment. At this time, TDS Telecom expects to be able to meet customer demand for on-premise equipment, and to maintain its expected investment levels in fiber and other broadband deployments.

•
Monitoring the dependency on third parties to continue work on out-of-territory market construction. Various state municipal and vendor restrictions related to COVID-19 could cause delays in municipal permitting, power company aerial make-ready work, and other contractor work that could slow down construction plans.

OPERATIONS

▪	Serves 1.2 million connections in 32 states.

▪	Employs approximately 2,900 employees.

▪	Wireline operates incumbent local exchange carriers (ILEC), competitive local exchange carriers (CLEC) and out-of-territory builds in 27 states.

▪	Cable operates primarily in Colorado, New Mexico, North Carolina, Oregon, Texas and Utah.

Financial Overview — TDS Telecom

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Operating revenues
Wireline	$169	$172	(2)%	$339	$343	(1)%
Cable	71	62	16%	142	121	17%
TDS Telecom operating revenues[1]	241	233	3%	481	464	4%
Operating expenses
Wireline	143	145	(2)%	289	282	3%
Cable	67	59	13%	133	117	14%
TDS Telecom operating expenses[1]	210	204	3%	422	398	6%

TDS Telecom operating income	$31	$29	6%	$59	$66	(10)%

Net income	$28	$25	10%	$56	$56	–
Adjusted OIBDA (Non-GAAP)[2]	$82	$78	5%	$162	$159	2%
Adjusted EBITDA (Non-GAAP)[2]	$83	$82	2%	$165	$165	–
Capital expenditures[3]	$75	$70	7%	$128	$112	15%
Numbers may not foot due to rounding.

[1]	Includes eliminations between the Wireline and Cable segments.

[2]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[3]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

Total operating revenues
Operating revenues increased for the three and six months ended June 30, 2020, due primarily to the acquisition of Continuum, Wireline and Cable broadband growth and Wireline video growth which were partially offset by declines in Wireline residential voice and CLEC commercial revenues.

Total operating expenses
Operating expenses increased for the three and six months ended June 30, 2020, due primarily to expenses related to the addition of Continuum, increased plant maintenance and building expenses, as well as a gain on the sale of assets in the first quarter of 2019.

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
Operational Overview

Residential Connections
As of June 30,

Total residential connections grew 2% as growth in broadband and video connections grew 6% and 9%, respectively, which was partially offset by the decline in voice connections of 3%. This does include 1,100 connections related to the 60-day free service period and lower voice and broadband disconnects related to the FCC Pledge. Non-pay defections are expected to increase in future periods as the FCC Pledge ended on June 30, 2020, and certain accounts that were part of the Pledge are expected to terminate due to non-payment.

Residential Broadband Connections by Speeds1
As of June 30,

Residential broadband customers are increasingly choosing higher speeds in ILEC markets with 70% choosing speeds of 10 Mbps or greater and 32% choosing speeds of 100 Mbps or greater.
1    Includes ILEC and out-of-territory

Residential Revenue per Connection

Residential revenue per connection increased 4% for the three and six months ended June 30, 2020, due to video and broadband connection growth as well as an increase in broadband speeds and price increases.

Commercial Connections
As of June 30,
Total commercial connections decreased by 9% due primarily to declines in connections in CLEC markets.

Financial Overview — Wireline

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Residential	$85	$81	6%	$170	$162	5%
Commercial	38	42	(10)%	77	86	(10)%
Wholesale	46	49	(6)%	91	94	(3)%
Service revenues	169	172	(2)%	338	342	(1)%
Equipment and product sales	—	—	(48)%	—	1	(45)%
Total operating revenues	169	172	(2)%	339	343	(1)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	63	64	(3)%	128	127	1%
Cost of equipment and products	—	—	(10)%	—	1	(33)%
Selling, general and administrative	48	49	(2)%	97	96	1%
Depreciation, amortization and accretion	32	33	(3)%	64	66	(4)%
(Gain) loss on asset disposals, net	—	(1)	N/M	—	(8)	N/M
Total operating expenses	143	145	(2)%	289	282	3%

Operating income	$27	$27	(1)%	$50	$61	(18)%

Income before income taxes	$28	$30	(7)%	$55	$68	(20)%
Adjusted OIBDA (Non-GAAP)[1]	$58	$59	(1)%	$114	$119	(5)%
Adjusted EBITDA (Non-GAAP)[1]	$59	$62	(4)%	$116	$125	(7)%
Capital expenditures[2]	$58	$55	6%	$97	$84	15%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[2]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

Residential revenues consist of:

▪	Broadband services, including fiber- and copper-based high-speed internet, security and support services

▪	Video services, including IPTV and satellite offerings

▪	Voice services

Commercial revenues consist of:

▪	High-speed and dedicated business internet services

▪	Voice services

Wholesale revenues consist of:

▪	Network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom’s network

▪	Federal and state USF support, including A-CAM

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three and six months ended June 30, 2020, due primarily to growth in broadband and video connections, as well as price increases, partially offset by a decline in voice connections.
Commercial revenues decreased for the three and six months ended June 30, 2020, due primarily to declining connections in CLEC markets.
Wholesale revenues decreased for the three and six months ended June 30, 2020, due primarily to decreased access revenues. In the second quarter of 2019, an additional $1 million of retroactive A-CAM support payments were received.
Cost of services
Cost of services decreased for the three months ended June 30, 2020, due primarily to lower employee-related expenses and the capitalization of new modems, partially offset by increases in storm damage repair costs and higher video programming costs. Cost of services increased for the six months ended June 30, 2020, due primarily to increases in storm damage repair costs and higher video programming costs, partially offset by a decrease in expenses related to the capitalization of new modems. See depreciation, amortization and accretion section below for more details related to the capitalization of modems.
Selling, general and administrative
Selling, general and administrative expenses decreased for the three months ended June 30, 2020, due primarily to lower employee-related expenses. Selling, general and administrative expenses increased for the six months ended June 30, 2020, due primarily to increased advertising costs in the out-of-territory markets, partially offset by decreases in legal costs.
Depreciation, amortization and accretion
Depreciation, amortization and accretion decreased for the three and six months ended June 30, 2020, due primarily to certain assets becoming fully depreciated, partially offset by depreciation on new fiber assets.
Effective January 1, 2020, the cost of most modems, along with associated installation costs, is being capitalized. These costs, which are estimated to be $14 million for the full year of 2020, were previously expensed as a cost of service.

(Gain) loss on asset disposals, net
Gain on asset disposals decreased for the six months ended June 30, 2020, due to the sale of fiber assets in certain CLEC markets during the first quarter of 2019.

CABLE OPERATIONS
Business Overview
TDS Telecom’s Cable strategy is to expand its broadband services and leverage that growth by bundling with video and voice services. TDS Telecom seeks to be the leading provider of broadband services in its targeted markets by leveraging its core competencies in network management and customer focus.
Operational Overview

Cable Connections
As of June 30,

Cable connections grew 12% due to an increase in broadband connections and the acquisition of Continuum, which included 15,800 broadband connections, 9,400 video connections and 5,800 voice connections as of December 31, 2019. The total includes 1,600 connections related to the 60-day free service period and lower voice and broadband disconnects related to the FCC Pledge.

Financial Overview — Cable

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Residential	$60	$51	19%	$119	$100	19%
Commercial	11	11	3%	23	21	7%
Total operating revenues	71	62	16%	142	121	17%

Cost of services (excluding Depreciation, amortization and accretion reported below)	30	27	12%	60	52	14%
Selling, general and administrative	17	15	14%	34	30	15%
Depreciation, amortization and accretion	20	17	15%	39	34	15%
(Gain) loss on asset disposals, net	—	—	6%	—	1	(62)%
Total operating expenses	67	59	13%	133	117	14%

Operating income	$4	$2	78%	$9	$5	90%

Income before income taxes	$4	$3	54%	$10	$6	70%
Adjusted OIBDA (Non-GAAP)[1]	$24	$20	23%	$49	$39	23%
Adjusted EBITDA (Non-GAAP)[1]	$24	$20	20%	$49	$40	21%
Capital expenditures[2]	$17	$15	9%	$31	$28	12%
Numbers may not foot due to rounding.

[1]	Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

[2]	Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

Residential and Commercial revenues consist of:

▪	Broadband services, including high-speed internet, security and support services

▪	Video services, including premium programming in HD, multi-room and TV Everywhere offerings

▪	Voice services

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential and commercial revenues increased for the three and six months ended June 30, 2020, due primarily to the acquisition of Continuum ($5 million and $11 million, respectively), as well as growth in broadband connections and price increases.
Cost of services
Cost of services increased for the three and six months ended June 30, 2020, due primarily to the acquisition of Continuum ($3 million and $6 million, respectively) and increases in employee-related and programming expense.
Selling, general and administrative
Selling, general and administrative expenses increased for the three and six months ended June 30, 2020, due primarily to the acquisition of Continuum ($1 million for each period) and increases in employee-related expenses.
Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three and six months ended June 30, 2020, due primarily to the acquisition of Continuum.

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
TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of cable, wireless or wireline telecommunications services, IT services or other businesses, wireless spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments, including new technologies and out-of-territory builds. It may be necessary from time to time to increase the size of the existing revolving credit agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. TDS, through U.S. Cellular, made payments related to wireless spectrum auctions in 2020 (see Regulatory Matters - Spectrum Auctions). TDS also expects annual capital expenditures in 2020 to be higher than in 2019, due primarily to investments at U.S. Cellular to enhance network speed and capacity and to continue deploying VoLTE and 5G technology in its network, and at TDS Telecom to increase levels of fiber investment. TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain financing on acceptable terms, TDS makes significant wireless spectrum license purchases, TDS makes significant business acquisitions, distributions from unconsolidated entities are discontinued or significantly reduced compared to historical levels, or Federal USF and/or other regulatory support payments decline.
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

Cash and Cash Equivalents
(Dollars in millions)

At June 30, 2020, TDS' consolidated Cash and cash equivalents totaled $565 million compared to $465 million at December 31, 2019.
The majority of TDS’ Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies.

Financing
In March 2020, TDS entered into a new $400 million unsecured revolving credit agreement with certain lenders and other parties and U.S. Cellular entered into a new $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the new revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in March 2025. As a result of the new agreements, TDS' and U.S. Cellular's previous revolving credit agreements due to expire in May 2023 were terminated. As of June 30, 2020, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS’ and U.S. Cellular’s unused capacity under their revolving credit agreements was $399 million and $298 million, respectively.
In March 2020, TDS and U.S. Cellular amended their senior term loan credit agreements in order to conform the agreements with their revolving credit agreements. There were no significant changes to other key terms of the senior term loan credit agreements. In March 2020, TDS borrowed $50 million under its senior term loan credit agreement. In June 2020, U.S. Cellular amended and restated its senior term loan agreement and increased its borrowing capacity to $300 million. There were no significant changes to other key terms of the U.S. Cellular senior term loan credit agreement.
U.S. Cellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement. The unused capacity under this agreement was $75 million as of June 30, 2020, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
TDS and U.S. Cellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit agreements, senior term loan credit agreements and receivables securitization agreement as of June 30, 2020.
TDS and U.S. Cellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2020 and 2019, were as follows:

Capital Expenditures
(Dollars in millions)

U.S. Cellular’s capital expenditures for the six months ended June 30, 2020 and 2019, were $405 million and $297 million, respectively.
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

TDS Telecom’s capital expenditures for the six months ended June 30, 2020 and 2019, were $128 million and $112 million, respectively.
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

TDS intends to finance its capital expenditures for 2020 using primarily Cash flows from operating activities, existing cash balances and, if required, additional debt financing from its receivables securitization agreement, senior term loan credit agreements, revolving credit agreements and/or other forms of financing.
Acquisitions, Divestitures and Exchanges
TDS may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties, wireless spectrum licenses (including pursuant to FCC auctions) and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement.
In March 2020, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103) for $146 million. U.S. Cellular paid $24 million of this amount in the three months ended March 31, 2020 and substantially all of the remainder in April 2020. In June 2020, the wireless spectrum licenses from Auction 103 were granted by the FCC.

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
Common Share Repurchase Programs
During the six months ended June 30, 2020, TDS repurchased 879,409 Common Shares for $14 million at an average cost per share of $15.53. As of June 30, 2020, the maximum dollar value of TDS Common Shares that may yet be repurchased under TDS’ program was $185 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
During the six months ended June 30, 2020, U.S. Cellular repurchased 803,836 Common Shares for $23 million at an average cost per share of $29.00. As of June 30, 2020, the total cumulative amount of U.S. Cellular Common Shares authorized to be repurchased is 4,507,000.
Contractual and Other Obligations
There were no material changes outside the ordinary course of business between December 31, 2019 and June 30, 2020, to the Contractual and Other Obligations disclosed in MD&A included in TDS’ Form 10-K for the year ended December 31, 2019. In March 2020, TDS borrowed $50 million under its senior term loan credit agreement. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.
Off-Balance Sheet Arrangements
TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes TDS' cash flow activities for the six months ended June 30, 2020 and 2019.
2020 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $112 million. Net cash provided by operating activities was $806 million due to net income of $161 million adjusted for non-cash items of $612 million and distributions received from unconsolidated entities of $91 million, including $43 million in distributions from the LA Partnership. This was offset by changes in working capital items which decreased net cash by $58 million. The working capital changes were primarily influenced by tax impacts from the CARES Act and annual employee bonus payments, partially offset by the timing of vendor payments and collections of customer and agent receivables.
Cash flows used for investing activities were $769 million. Cash paid for additions to property, plant and equipment totaled $610 million. Cash payments for wireless spectrum license acquisitions were $144 million.
Cash flows provided by financing activities were $75 million, due primarily to cash received from the U.S. Cellular receivables securitization agreement and TDS term loan borrowing, partially offset by the repurchase of TDS and U.S. Cellular Common Shares and the payment of dividends.
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
Income taxes receivable
Income taxes receivable increased $124 million primarily reflecting future tax refunds attributable to the expected carryback of 2020 net operating losses, as allowed under the CARES Act which was enacted in March 2020.
Accrued compensation
Accrued compensation decreased $36 million due primarily to employee bonus payments in March 2020.
Deferred income tax liability, net
Deferred income tax liability, net increased $149 million due primarily to full deductibility for tax purposes of qualified property placed in service during the current year.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income or Income before income taxes and Operating income. Income tax expense is not provided at the individual segment level for Wireline and Cable. TDS calculates income tax expense (benefit) for TDS Telecom in total.

	Three Months Ended June 30,		Six Months Ended June 30,
TDS - CONSOLIDATED	2020	2019	2020	2019
(Dollars in millions)
Net income (GAAP)	$78	$39	$161	$109
Add back:
Income tax expense	8	16	12	50
Interest expense	38	43	75	86
Depreciation, amortization and accretion	236	234	470	460
EBITDA (Non-GAAP)	360	332	718	705
Add back or deduct:
(Gain) loss on asset disposals, net	4	5	8	—
(Gain) loss on sale of business and other exit costs, net	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	—	—	—	(2)
Adjusted EBITDA (Non-GAAP)	364	337	726	701
Deduct:
Equity in earnings of unconsolidated entities	44	41	90	85
Interest and dividend income	2	9	8	17
Other, net	—	—	(1)	1
Adjusted OIBDA (Non-GAAP)	318	287	629	598
Deduct:
Depreciation, amortization and accretion	236	234	470	460
(Gain) loss on asset disposals, net	4	5	8	—
(Gain) loss on sale of business and other exit costs, net	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	—	—	—	(2)
Operating income (GAAP)	$78	$48	$151	$142

	Three Months Ended June 30,		Six Months Ended June 30,
U.S. CELLULAR	2020	2019	2020	2019
(Dollars in millions)
Net income (GAAP)	$69	$32	$141	$90
Add back:
Income tax expense	4	14	8	41
Interest expense	25	29	49	58
Depreciation, amortization and accretion	178	177	354	345
EBITDA (Non-GAAP)	276	252	552	534
Add back or deduct:
(Gain) loss on asset disposals, net	4	5	8	7
(Gain) loss on sale of business and other exit costs, net	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	—	—	—	(2)
Adjusted EBITDA (Non-GAAP)	280	257	560	537
Deduct:
Equity in earnings of unconsolidated entities	44	40	89	84
Interest and dividend income	1	5	5	11
Other, net	—	—	—	(1)
Adjusted OIBDA (Non-GAAP)	235	212	466	443
Deduct:
Depreciation, amortization and accretion	178	177	354	345
(Gain) loss on asset disposals, net	4	5	8	7
(Gain) loss on sale of business and other exit costs, net	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	—	—	—	(2)
Operating income (GAAP)	$53	$30	$104	$95

	Three Months Ended June 30,		Six Months Ended June 30,
TDS TELECOM	2020	2019	2020	2019
(Dollars in millions)
Net income (GAAP)	$28	$25	$56	$56
Add back:
Income tax expense	5	8	8	18
Interest expense	(1)	(1)	(2)	(1)
Depreciation, amortization and accretion	51	50	103	100
EBITDA (Non-GAAP)	83	82	165	173
Add back or deduct:
(Gain) loss on asset disposals, net	—	(1)	—	(8)
Adjusted EBITDA (Non-GAAP)	83	82	165	165
Deduct:
Interest and dividend income	1	3	4	6
Other, net	—	—	(1)	—
Adjusted OIBDA (Non-GAAP)	82	78	162	159
Deduct:
Depreciation, amortization and accretion	51	50	103	100
(Gain) loss on asset disposals, net	—	(1)	—	(8)
Operating income (GAAP)	$31	$29	$59	$66
Numbers may not foot due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
WIRELINE	2020	2019	2020	2019
(Dollars in millions)
Income before income taxes (GAAP)	$28	$30	$55	$68
Add back:
Interest expense	(1)	(1)	(2)	(1)
Depreciation, amortization and accretion	32	33	64	66
EBITDA (Non-GAAP)	59	62	116	133
Add back or deduct:
(Gain) loss on asset disposals, net	—	(1)	—	(8)
Adjusted EBITDA (Non-GAAP)	59	62	116	125
Deduct:
Interest and dividend income	1	3	3	5
Other, net	—	—	(1)	—
Adjusted OIBDA (Non-GAAP)	58	59	114	119
Deduct:
Depreciation, amortization and accretion	32	33	64	66
(Gain) loss on asset disposals, net	—	(1)	—	(8)
Operating income (GAAP)	$27	$27	$50	$61
Numbers may not foot due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
CABLE	2020	2019	2020	2019
(Dollars in millions)
Income before income taxes (GAAP)	$4	$3	$10	$6
Add back:
Depreciation, amortization and accretion	20	17	39	34
EBITDA (Non-GAAP)	24	20	49	40
Add back or deduct:
(Gain) loss on asset disposals, net	—	—	—	1
Adjusted EBITDA (Non-GAAP)	24	20	49	40
Deduct:
Interest and dividend income	—	—	1	1
Adjusted OIBDA (Non-GAAP)	24	20	49	39
Deduct:
Depreciation, amortization and accretion	20	17	39	34
(Gain) loss on asset disposals, net	—	—	—	1
Operating income (GAAP)	$4	$2	$9	$5
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

	Six Months Ended June 30,
	2020	2019
(Dollars in millions)
Cash flows from operating activities (GAAP)	$806	$592
Less: Cash paid for additions to property, plant and equipment	610	393
Free cash flow (Non-GAAP)	$196	$199

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
Spectrum Auctions
On July 11, 2019, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). On March 12, 2020, the FCC announced by public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses for a purchase price of $146 million. In June 2020, the wireless spectrum licenses from Auction 103 were granted by the FCC.
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On May 5, 2020, U.S. Cellular filed an application to participate in Auction 105 and on July 1, 2020, the FCC announced that U.S. Cellular was a qualified bidder for the auction. Bidding commenced on July 23, 2020.
Rural Digital Opportunity Fund
On January 30, 2020, the FCC adopted the Rural Digital Opportunity Fund Report and Order, which establishes the framework for the Rural Digital Opportunity Fund (Auction 904). Auction 904 is a two phase reverse auction to provide funding for high speed fixed broadband service in underserved rural areas. Phase I is scheduled to begin on October 29, 2020. On July 15, 2020, U.S. Cellular filed an application to participate in Auction 904.

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
The impact of the recent global spread of COVID-19 on TDS' future operations is uncertain. Public health emergencies, such as COVID-19, pose the risk that TDS or its associates, agents, partners and suppliers may be unable to conduct business activities for an extended period of time and/or provide the level of service expected. TDS' ability to attract customers, maintain an adequate supply chain and execute on its business strategies and initiatives could be negatively impacted by this outbreak. Additionally, COVID-19 has caused and could continue to cause increased unemployment, economic downturn and credit market deterioration, all of which could negatively impact TDS. The extent of the impact of COVID-19 on TDS' business, financial condition and results of operations will depend on future circumstances, including the severity of the disease, the duration of the outbreak, actions taken by governmental authorities and other possible direct and indirect consequences, all of which are uncertain and cannot be predicted.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2019, for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt. There have been no material changes to such information between December 31, 2019 and June 30, 2020. In March 2020, TDS borrowed $50 million under its senior term loan credit agreement. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2020.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,016	$1,013	$2,042	$2,008
Equipment and product sales	247	248	482	510
Total operating revenues	1,263	1,261	2,524	2,518

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	306	304	599	588
Cost of equipment and products	241	249	487	513
Selling, general and administrative	398	421	809	819
Depreciation, amortization and accretion	236	234	470	460
(Gain) loss on asset disposals, net	4	5	8	—
(Gain) loss on sale of business and other exit costs, net	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	—	—	—	(2)
Total operating expenses	1,185	1,213	2,373	2,376

Operating income	78	48	151	142

Investment and other income (expense)
Equity in earnings of unconsolidated entities	44	41	90	85
Interest and dividend income	2	9	8	17
Interest expense	(38)	(43)	(75)	(86)
Other, net	—	—	(1)	1
Total investment and other income	8	7	22	17

Income before income taxes	86	55	173	159
Income tax expense	8	16	12	50
Net income	78	39	161	109
Less: Net income attributable to noncontrolling interests, net of tax	13	6	26	17
Net income attributable to TDS shareholders	$65	$33	$135	$92

Basic weighted average shares outstanding	114	114	115	114
Basic earnings per share attributable to TDS shareholders	$0.57	$0.29	$1.18	$0.81

Diluted weighted average shares outstanding	115	116	115	116
Diluted earnings per share attributable to TDS shareholders	$0.56	$0.28	$1.15	$0.78
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Net income	$78	$39	$161	$109
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	1	—	2	—
Comprehensive income	79	39	163	109
Less: Net income attributable to noncontrolling interests, net of tax	13	6	26	17
Comprehensive income attributable to TDS shareholders	$66	$33	$137	$92
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
(Dollars in millions)
Cash flows from operating activities
Net income	$161	$109
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	470	460
Bad debts expense	48	50
Stock-based compensation expense	25	33
Deferred income taxes, net	150	40
Equity in earnings of unconsolidated entities	(90)	(85)
Distributions from unconsolidated entities	91	76
(Gain) loss on asset disposals, net	8	—
(Gain) loss on sale of business and other exit costs, net	—	(2)
(Gain) loss on license sales and exchanges, net	—	(2)
Other operating activities	1	3
Changes in assets and liabilities from operations
Accounts receivable	21	(2)
Equipment installment plans receivable	22	(11)
Inventory	15	(4)
Accounts payable	49	(9)
Customer deposits and deferred revenues	(8)	8
Accrued taxes	(115)	2
Accrued interest	—	2
Other assets and liabilities	(42)	(76)
Net cash provided by operating activities	806	592

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(610)	(393)
Cash paid for licenses	(144)	(255)
Cash received from investments	1	11
Cash paid for investments	(1)	(11)
Cash received from divestitures and exchanges	1	32
Advance payments for license acquisitions	(16)	—
Net cash used in investing activities	(769)	(616)

Cash flows from financing activities
Issuance of long-term debt	175	—
Repayment of long-term debt	(5)	(11)
TDS Common Shares reissued for benefit plans, net of tax payments	(3)	(6)
U.S. Cellular Common Shares reissued for benefit plans, net of tax payments	(8)	(8)
Repurchase of TDS Common Shares	(14)	—
Repurchase of U.S. Cellular Common Shares	(23)	—
Dividends paid to TDS shareholders	(39)	(38)
Payment of debt issuance costs	(7)	—
Distributions to noncontrolling interests	(1)	(2)
Other financing activities	—	3
Net cash provided by (used in) financing activities	75	(62)

Net increase (decrease) in cash, cash equivalents and restricted cash	112	(86)

Cash, cash equivalents and restricted cash
Beginning of period	474	927
End of period	$586	$841

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2020	December 31, 2019
(Dollars in millions)
Current assets
Cash and cash equivalents	$565	$465
Accounts receivable
Customers and agents, less allowances of $76 and $74, respectively	958	1,005
Other, less allowances of $2 and $2, respectively	106	119
Inventory, net	152	169
Prepaid expenses	106	98
Income taxes receivable	160	36
Other current assets	39	29
Total current assets	2,086	1,921

Licenses	2,630	2,480

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $176 and $167, respectively	226	239

Investments in unconsolidated entities	486	488

Property, plant and equipment
In service and under construction	13,160	12,864
Less: Accumulated depreciation and amortization	9,545	9,337
Property, plant and equipment, net	3,615	3,527

Operating lease right-of-use assets	985	972

Other assets and deferred charges	586	607

Total assets[1]	$11,161	$10,781
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2020	December 31, 2019
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$5	$10
Accounts payable	349	374
Customer deposits and deferred revenues	181	189
Accrued interest	11	11
Accrued taxes	41	41
Accrued compensation	85	121
Short-term operating lease liabilities	124	116
Other current liabilities	86	100
Total current liabilities	882	962

Deferred liabilities and credits
Deferred income tax liability, net	825	676
Long-term operating lease liabilities	938	931
Other deferred liabilities and credits	515	481

Long-term debt, net	2,487	2,316

Commitments and contingencies

Noncontrolling interests with redemption features	11	11

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 114 shares (7 Series A Common and 107 Common Shares) and 115 shares (7 Series A Common and 108 Common Shares), respectively
Par Value ($.01 per share)	1	1
Capital in excess of par value	2,472	2,468
Treasury shares, at cost, 19 and 18 Common Shares, respectively	(479)	(479)
Accumulated other comprehensive loss	(7)	(9)
Retained earnings	2,751	2,672
Total TDS shareholders' equity	4,738	4,653

Noncontrolling interests	765	751

Total equity	5,503	5,404

Total liabilities and equity[1]	$11,161	$10,781
The accompanying notes are an integral part of these consolidated financial statements.

[1]
The consolidated total assets as of June 30, 2020 and December 31, 2019, include assets held by consolidated variable interest entities (VIEs) of $1,085 million and $915 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of June 30, 2020 and December 31, 2019, include certain liabilities of consolidated VIEs of $19 million and $20 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 10 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2020	$1	$2,489	$(480)	$(8)	$2,718	$4,720	$729	$5,449
Cumulative effect of accounting change	—	—	—	—	(1)	(1)	—	(1)
Net income attributable to TDS shareholders	—	—	—	—	65	65	—	65
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	13	13
Other comprehensive loss	—	—	—	1	—	1	—	1
TDS Common and Series A Common share dividends ($0.170 per share)	—	—	—	—	(20)	(20)	—	(20)
Repurchase of Common Shares	—	—	(8)	—	—	(8)	—	(8)
Incentive and compensation plans	—	—	9	—	(11)	(2)	—	(2)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(22)	—	—	—	(22)	23	1
Stock-based compensation awards	—	5	—	—	—	5	—	5
June 30, 2020	$1	$2,472	$(479)	$(7)	$2,751	$4,738	$765	$5,503

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2019	$1	$2,442	$(505)	$(10)	$2,683	$4,611	$746	$5,357
Cumulative effect of accounting changes	—	—	—	—	2	2	—	2
Net income attributable to TDS shareholders	—	—	—	—	33	33	—	33
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	6	6
TDS Common and Series A Common share dividends ($0.165 per share)	—	—	—	—	(19)	(19)	—	(19)
Dividend reinvestment plan	—	—	6	—	(1)	5	—	5
Incentive and compensation plans	—	—	11	—	(14)	(3)	—	(3)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(8)	—	—	—	(8)	17	9
Stock-based compensation awards	—	4	—	—	—	4	—	4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
June 30, 2019	$1	$2,438	$(488)	$(10)	$2,684	$4,625	$768	$5,393

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2019	$1	$2,468	$(479)	$(9)	$2,672	$4,653	$751	$5,404
Cumulative effect of accounting changes	—	—	—	—	(1)	(1)	—	(1)
Net income attributable to TDS shareholders	—	—	—	—	135	135	—	135
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	26	26
Other comprehensive loss	—	—	—	2	—	2	—	2
TDS Common and Series A Common share dividends ($0.340 per share)	—	—	—	—	(39)	(39)	—	(39)
Repurchase of Common Shares	—	—	(14)	—	—	(14)	—	(14)
Dividend reinvestment plan	—	—	1	—	—	1	—	1
Incentive and compensation plans	—	—	13	—	(16)	(3)	—	(3)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(4)	—	—	—	(4)	(11)	(15)
Stock-based compensation awards	—	8	—	—	—	8	—	8
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
June 30, 2020	$1	$2,472	$(479)	$(7)	$2,751	$4,738	$765	$5,503

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
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2020, are U.S. Cellular, Wireline, and Cable. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 12 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of June 30, 2020 and December 31, 2019 and its results of operations, comprehensive income and changes in equity for the three and six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2019 except as noted below for the estimation of credit losses.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
(Dollars in millions)
Cash and cash equivalents	$565	$465
Restricted cash included in Other current assets	21	9
Cash, cash equivalents and restricted cash in the statement of cash flows	$586	$474

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments and subsequently amended the standard with additional Accounting Standards Updates, collectively referred to as ASC 326. This standard requires entities to use a new forward-looking, expected loss model to estimate credit losses and requires additional disclosures relating to the credit quality of trade and other receivables. TDS adopted the provisions of ASC 326 on January 1, 2020, using a modified retrospective method. Under this method, TDS applied the new accounting standard only to the most recent period presented, recognizing the cumulative effect of the accounting change, if any, as an adjustment to the beginning balance of retained earnings. Accordingly, prior periods have not been recast to reflect the new accounting standard. The cumulative effect of applying the provisions of ASC 326 had no material impact on retained earnings.

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
TDS estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined for each pool of accounts receivable balances that share similar risk characteristics. The allowance for doubtful accounts is the best estimate of the amount of expected credit losses related to existing accounts receivable. TDS does not have any off-balance sheet credit exposure related to its customers.
In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the existing guidance for capitalizing implementation costs for an arrangement that has a software license. The service element of a hosting arrangement will continue to be expensed as incurred. Any capitalized implementation costs will be amortized over the period of the service contract. TDS' hosting arrangements that are service contracts consist primarily of software used to perform administrative functions. TDS adopted ASU 2018-15 on January 1, 2020, using the prospective method. The adoption of ASU 2018-15 did not have a significant impact on TDS' financial position or results of operations.
Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment sales are point in time.

		TDS Telecom
Three Months Ended June 30, 2020	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$658	$—	$—	$—	$—	$658
Inbound roaming	41	—	—	—	—	41
Residential	—	85	60	145	—	145
Commercial	—	38	11	49	—	49
Wholesale	—	45	—	45	—	45
Other service	35	—	—	—	17	52
Service revenues from contracts with customers	734	169	71	239	17	990
Equipment and product sales	220	—	—	—	27	247
Total revenues from contracts with customers	954	169	71	240	43	1,237
Operating lease income	19	1	—	1	6	26
Total operating revenues	$973	$169	$71	$241	$49	$1,263

		TDS Telecom
Three Months Ended June 30, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$662	$—	$—	$—	$—	$662
Inbound roaming	44	—	—	—	—	44
Residential	—	81	51	131	—	131
Commercial	—	42	11	54	—	54
Wholesale	—	48	—	48	—	48
Other service	35	—	—	—	16	51
Service revenues from contracts with customers	741	172	62	233	16	990
Equipment and product sales	216	—	—	—	32	248
Total revenues from contracts with customers	957	172	62	233	48	1,238
Operating lease income	16	—	—	—	7	23
Total operating revenues	$973	$172	$62	$233	$55	$1,261

		TDS Telecom
Six Months Ended June 30, 2020	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,329	$—	$—	$—	$—	$1,329
Inbound roaming	77	—	—	—	—	77
Residential	—	170	119	289	—	289
Commercial	—	77	22	99	—	99
Wholesale	—	91	—	91	—	91
Other service	71	—	—	—	35	106
Service revenues from contracts with customers	1,477	338	141	479	35	1,990
Equipment and product sales	422	—	—	1	59	482
Total revenues from contracts with customers	1,899	338	142	479	94	2,472
Operating lease income	38	1	1	2	12	52
Total operating revenues	$1,937	$339	$142	$481	$106	$2,524

		TDS Telecom
Six Months Ended June 30, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,322	$—	$—	$—	$—	$1,322
Inbound roaming	78	—	—	—	—	78
Residential	—	162	100	262	—	262
Commercial	—	86	21	107	—	107
Wholesale	—	94	—	94	—	94
Other service	66	—	—	(1)	35	100
Service revenues from contracts with customers	1,466	342	121	462	35	1,963
Equipment and product sales	441	1	—	1	68	510
Total revenues from contracts with customers	1,907	342	121	463	103	2,473
Operating lease income	32	—	—	1	12	45
Total operating revenues	$1,939	$343	$121	$464	$115	$2,518
Numbers may not foot due to rounding.

[1]	TDS Telecom Total includes eliminations between the Wireline and Cable segments.
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

	June 30, 2020	December 31, 2019
(Dollars in millions)
Contract assets	$11	$10
Contract liabilities	$195	$197

Revenue recognized related to contract liabilities existing at January 1, 2020 was $145 million for the six months ended June 30, 2020.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2020 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2020	$261
2021	217
Thereafter	234
Total	$712

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

	June 30, 2020	December 31, 2019
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$137	$146
Fulfillment costs
Installation costs	10	11
Other costs	1	—
Total contract cost assets	$148	$157

Amortization of contract cost assets was $30 million and $61 million for the three and six months ended June 30, 2020, respectively, and $32 million and $64 million for the three and six months ended June 30, 2019, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.
Note 3 Fair Value Measurements
As of June 30, 2020 and December 31, 2019, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	June 30, 2020		December 31, 2019
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$565	$565	$465	$465
Long-term debt
Retail	2	1,753	1,732	1,753	1,796
Institutional	2	535	630	534	594
Other	2	259	258	84	84

The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. Long-term debt excludes lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and U.S. Cellular’s 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes and 6.95% Senior Notes. TDS’ “Institutional” debt consists of U.S. Cellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of senior term loan credit agreements, receivables securitization agreement and other borrowings with financial institutions. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.77% to 6.63% and 3.55% to 6.25% at June 30, 2020 and December 31, 2019, respectively.

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
The following table summarizes equipment installment plan receivables as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
(Dollars in millions)
Equipment installment plan receivables, gross	$948	$1,008
Allowance for credit losses	(82)	(84)
Equipment installment plan receivables, net	$866	$924

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$562	$587
Other assets and deferred charges (Non-current portion)	304	337
Equipment installment plan receivables, net	$866	$924

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

	June 30, 2020					December 31, 2019
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$764	$94	$22	$10	$890	$812	$99	$23	$8	$942
Billed — current	36	4	1	1	42	37	5	2	1	45
Billed — past due	9	4	2	1	16	11	6	3	1	21
Total	$809	$102	$25	$12	$948	$860	$110	$28	$10	$1,008
The balance of the equipment installment plan receivables as of June 30, 2020 on a gross basis by year of origination were as follows:

	2017	2018	2019	2020	Total
(Dollars in millions)
Lowest Risk	$2	$139	$408	$260	$809
Lower Risk	—	11	51	40	102
Slight Risk	—	2	12	11	25
Higher Risk	—	1	5	6	12
Total	$2	$153	$476	$317	$948

Activity for the six months ended June 30, 2020 and 2019, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2020	June 30, 2019
(Dollars in millions)
Allowance for credit losses, beginning of period	$84	$77
Bad debts expense	33	38
Write-offs, net of recoveries	(35)	(35)
Allowance for credit losses, end of period	$82	$80

Note 5 Income Taxes
The effective tax rate on Income before income taxes was 9.6% and 6.9% for the three and six months ended June 30, 2020, respectively, and 28.8% and 31.3%, for the three and six months ended June 30, 2019, respectively. The lower effective tax rate in 2020 as compared to 2019 is due primarily to the income tax benefits of the CARES Act enacted on March 27, 2020.
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
The amounts used in computing basic and diluted earnings per share attributable to TDS shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars and shares in millions, except per share amounts)
Net income attributable to TDS shareholders used in basic earnings per share	$65	$33	$135	$92
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	—	(1)	(2)	(1)
Net income attributable to TDS shareholders used in diluted earnings per share	$65	$32	$133	$91

Weighted average number of shares used in basic earnings per share:
Common Shares	107	107	108	107
Series A Common Shares	7	7	7	7
Total	114	114	115	114

Effects of dilutive securities	1	2	—	2
Weighted average number of shares used in diluted earnings per share	115	116	115	116

Basic earnings per share attributable to TDS shareholders	$0.57	$0.29	$1.18	$0.81

Diluted earnings per share attributable to TDS shareholders	$0.56	$0.28	$1.15	$0.78

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded was 5 million and 4 million for the three and six months ended June 30, 2020, respectively, and less than 1 million for both the three and six months ended June 30, 2019.

Note 7 Intangible Assets
Activity related to Licenses for the six months ended June 30, 2020, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2019	$2,480
Acquisitions	147
Capitalized interest	3
Balance at June 30, 2020	$2,630

In March 2020, the FCC announced by way of public notice that U.S. Cellular was the provisional winning bidder for 237 wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103) for $146 million. U.S. Cellular paid $24 million of this amount in the three months ended March 31, 2020 and substantially all of the remainder in April 2020. In June 2020, the wireless spectrum licenses from Auction 103 were granted by the FCC.
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

	June 30, 2020	December 31, 2019
(Dollars in millions)
Equity method investments	$464	$467
Measurement alternative method investments	22	21
Total investments in unconsolidated entities	$486	$488

The following table, which is based on information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Dollars in millions)
Revenues	$1,586	$1,660	$3,249	$3,356
Operating expenses	1,098	1,192	2,265	2,413
Operating income	488	468	984	943
Other income (expense), net	(2)	3	1	(3)
Net income	$486	$471	$985	$940

Note 9 Debt
Term Loan
In March 2020, TDS borrowed $50 million on its senior term loan credit agreement. This agreement was entered into in January 2020 and amended in March 2020. The interest rate on outstanding borrowings is at a rate of LIBOR plus 200 basis points. Principal reductions are due and payable in quarterly installments of $0.5 million beginning in June 2021. The remaining unpaid balance will be due and payable in January 2027. TDS believes that it was in compliance with all of the financial covenants and other requirements set forth in its senior term loan credit agreement as of June 30, 2020.
Receivables Securitization Agreement
In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement, which permits securitized borrowings using its equipment installment plan receivables. The interest rate on outstanding borrowings is at a rate of either LIBOR or applicable cost of funds plus 95 basis points. Absent an extension of the receivables securitization agreement, it will terminate in December 2021, at which time any outstanding borrowings will be repaid over a time period based on the collection of equipment installment plan receivables. U.S. Cellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its receivables securitization agreement as of June 30, 2020. As of June 30, 2020, the USCC Master Note Trust held $239 million of assets available to be pledged as collateral for the receivables securitization agreement.
Note 10 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. TDS reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and TDS’ Form 10-K for the year ended December 31, 2019.
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

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30, 2020	December 31, 2019
(Dollars in millions)
Assets
Cash and cash equivalents	$18	$19
Accounts receivable	608	637
Inventory, net	3	5
Other current assets	19	7
Licenses	647	647
Property, plant and equipment, net	98	95
Operating lease right-of-use assets	42	42
Other assets and deferred charges	311	347
Total assets	$1,746	$1,799

Liabilities
Current liabilities	$28	$30
Long-term operating lease liabilities	38	39
Other deferred liabilities and credits	13	13
Total liabilities	$79	$82

Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
TDS’ total investment in these unconsolidated entities was $5 million at both June 30, 2020 and December 31, 2019, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $88 million and $208 million, during the six months ended June 30, 2020 and 2019, respectively, of which $67 million in 2020 and $184 million in 2019, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of U.S. Cellular, to purchase its interest in the limited partnership. The general partner’s put option related to its interest in Advantage Spectrum will be exercisable in 2021, and if not exercised at that time, will be exercisable in 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to TDS, is recorded as Noncontrolling interests with redemption features in TDS’ Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in TDS’ Consolidated Statement of Operations.

Note 11 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in U.S. Cellular on TDS’ equity:

Six Months Ended June 30,	2020	2019
(Dollars in millions)
Net income attributable to TDS shareholders	$135	$92
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from U.S. Cellular's issuance of U.S. Cellular shares	(32)	(23)
Change in TDS' Capital in excess of par value from U.S. Cellular's repurchases of U.S. Cellular shares	14	—
Net transfers (to) from noncontrolling interests	(18)	(23)
Changes from net income attributable to TDS shareholders and transfers (to) from noncontrolling interests	$117	$69

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
Financial data for TDS’ reportable segments for the three and six month periods ended, or as of June 30, 2020 and 2019, is as follows. See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of June 30, 2020	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$753	$169	$71	$240	$23	$1,016
Equipment and product sales	220	—	—	—	27	247
Total operating revenues	973	169	71	241	49	1,263
Cost of services (excluding Depreciation, amortization and accretion reported below)	197	63	30	92	17	306
Cost of equipment and products	218	—	—	—	23	241
Selling, general and administrative	323	48	17	66	9	398
Depreciation, amortization and accretion	178	32	20	51	7	236
(Gain) loss on asset disposals, net	4	—	—	—	—	4
Operating income (loss)	53	27	4	31	(6)	78
Equity in earnings of unconsolidated entities	44	—	—	—	—	44
Interest and dividend income	1	1	—	1	—	2
Interest expense	(25)	1	—	1	(14)	(38)
Income (loss) before income taxes	73	28	4	33	(20)	86
Income tax expense (benefit)[2]	4			5	(1)	8
Net income (loss)	69			28	(19)	78
Add back:
Depreciation, amortization and accretion	178	32	20	51	7	236
(Gain) loss on asset disposals, net	4	—	—	—	—	4
Interest expense	25	(1)	—	(1)	14	38
Income tax expense (benefit)[2]	4			5	(1)	8
Adjusted EBITDA[3]	$280	$59	$24	$83	$1	$364

Investments in unconsolidated entities	$445	$4	$—	$4	$37	$486
Total assets	$8,500	$1,495	$725	$2,210	$451	$11,161
Capital expenditures	$168	$58	$17	$75	$4	$247

		TDS Telecom
Three Months Ended or as of June 30, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$757	$172	$62	$233	$23	$1,013
Equipment and product sales	216	—	—	—	32	248
Total operating revenues	973	172	62	233	55	1,261
Cost of services (excluding Depreciation, amortization and accretion reported below)	193	64	27	91	20	304
Cost of equipment and products	224	—	—	—	25	249
Selling, general and administrative	344	49	15	64	13	421
Depreciation, amortization and accretion	177	33	17	50	7	234
(Gain) loss on asset disposals, net	5	(1)	—	(1)	1	5
Operating income (loss)	30	27	2	29	(11)	48
Equity in earnings of unconsolidated entities	40	—	—	—	1	41
Interest and dividend income	5	3	—	3	1	9
Interest expense	(29)	1	—	1	(15)	(43)
Income (loss) before income taxes	46	30	3	33	(24)	55
Income tax expense (benefit)[2]	14			8	(6)	16
Net income (loss)	32			25	(18)	39
Add back:
Depreciation, amortization and accretion	177	33	17	50	7	234
(Gain) loss on asset disposals, net	5	(1)	—	(1)	1	5
Interest expense	29	(1)	—	(1)	15	43
Income tax expense (benefit)[2]	14			8	(6)	16
Adjusted EBITDA[3]	$257	$62	$20	$82	$(2)	$337

Investments in unconsolidated entities	$450	$4	$—	$4	$36	$490
Total assets	$8,223	$1,377	$641	$2,009	$563	$10,795
Capital expenditures	$195	$55	$15	$70	$(1)	$264

		TDS Telecom
Six Months Ended or as of June 30, 2020	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,515	$338	$142	$480	$47	$2,042
Equipment and product sales	422	—	—	1	59	482
Total operating revenues	1,937	339	142	481	106	2,524
Cost of services (excluding Depreciation, amortization and accretion reported below)	377	128	60	188	34	599
Cost of equipment and products	435	—	—	—	52	487
Selling, general and administrative	659	97	34	130	20	809
Depreciation, amortization and accretion	354	64	39	103	13	470
(Gain) loss on asset disposals, net	8	—	—	—	—	8
Operating income (loss)	104	50	9	59	(12)	151
Equity in earnings of unconsolidated entities	89	—	—	—	1	90
Interest and dividend income	5	3	1	4	(1)	8
Interest expense	(49)	2	—	2	(28)	(75)
Other, net	—	(1)	—	(1)	—	(1)
Income (loss) before income taxes	149	55	10	64	(40)	173
Income tax expense (benefit)[2]	8			8	(4)	12
Net income (loss)	141			56	(36)	161
Add back:
Depreciation, amortization and accretion	354	64	39	103	13	470
(Gain) loss on asset disposals, net	8	—	—	—	—	8
Interest expense	49	(2)	—	(2)	28	75
Income tax expense (benefit)[2]	8			8	(4)	12
Adjusted EBITDA[3]	$560	$116	$49	$165	$1	$726

Capital expenditures	$405	$97	$31	$128	$6	$539

		TDS Telecom
Six Months Ended or as of June 30, 2019	U.S. Cellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,498	$342	$121	$463	$47	$2,008
Equipment and product sales	441	1	—	1	68	510
Total operating revenues	1,939	343	121	464	115	2,518
Cost of services (excluding Depreciation, amortization and accretion reported below)	369	127	52	179	40	588
Cost of equipment and products	458	1	—	1	54	513
Selling, general and administrative	669	96	30	125	25	819
Depreciation, amortization and accretion	345	66	34	100	15	460
(Gain) loss on asset disposals, net	7	(8)	1	(8)	1	—
(Gain) loss on sale of business and other exit costs, net	(2)	—	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	(2)	—	—	—	—	(2)
Operating income (loss)	95	61	5	66	(19)	142
Equity in earnings of unconsolidated entities	84	—	—	—	1	85
Interest and dividend income	11	5	1	6	—	17
Interest expense	(58)	1	—	1	(29)	(86)
Other, net	(1)	—	—	—	2	1
Income (loss) before income taxes	131	68	6	74	(46)	159
Income tax expense (benefit)[2]	41			18	(9)	50
Net income (loss)	90			56	(37)	109
Add back:
Depreciation, amortization and accretion	345	66	34	100	15	460
(Gain) loss on asset disposals, net	7	(8)	1	(8)	1	—
(Gain) loss on sale of business and other exit costs, net	(2)	—	—	—	—	(2)
(Gain) loss on license sales and exchanges, net	(2)	—	—	—	—	(2)
Interest expense	58	(1)	—	(1)	29	86
Income tax expense (benefit)[2]	41			18	(9)	50
Adjusted EBITDA[3]	$537	$125	$40	$165	$(1)	$701

Capital expenditures	$297	$84	$28	$112	$2	$411
Numbers may not foot due to rounding.

[1]	TDS Telecom Total includes eliminations between the Wireline and Cable segments.

[2]	Income tax expense (benefit) is not provided at the individual segment level for Wireline and Cable. TDS calculates income tax expense for “TDS Telecom Total".

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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified TDS that it was conducting inquiries of U.S. Cellular and TDS under the federal False Claims Act relating to U.S. Cellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. U.S. Cellular is/was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties. In November and December 2019, following the DOJ’s investigation, the DOJ informed TDS and U.S. Cellular that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs filed amended complaints in both actions in the U.S. District Court for the Western District of Oklahoma and are continuing the action on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. TDS and U.S. Cellular believe that U.S. Cellular’s arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, TDS cannot predict the outcome of any proceeding.
Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2019, for additional information. There have been no material changes to such information since December 31, 2019.

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2020.
The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2020	501,212	$15.62	501,212	$185,033,191
May 1 - 31, 2020	—	$—	—	$185,033,191
June 1 - 30, 2020	—	$—	—	$185,033,191
Total for or as of the end of the quarter ended June 30, 2020	501,212	$15.62	501,212	$185,033,191
Other Information
The following information is being provided to update prior disclosures made pursuant to the requirements of Form 8-K, Item 2.03 — Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.
Neither TDS nor U.S. Cellular borrowed or repaid any cash amounts under their revolving credit agreements in the second quarter of 2020 or through the filing date of this Form 10-Q, and had no cash borrowings outstanding under their revolving credit agreements as of June 30, 2020, or as of the filing date of this Form 10-Q.
Neither TDS nor U.S. Cellular repaid any cash amounts under their senior term loan credit agreements in the second quarter of 2020 or through the filing date of this Form 10-Q.
Further, U.S. Cellular did not repay any cash amounts under its receivables securitization agreement in the second quarter of 2020. In April 2020, U.S. Cellular borrowed $125 million under its receivables securitization agreement.

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

Exhibit 4.6
Second Amended and Restated Credit Agreement, among U.S. Cellular, Cobank, ACB as administrative agent, and the lenders thereto, dated as of June 11, 2020, is hereby incorporated by reference to Exhibit 4.1 to U.S. Cellular's Current Report on Form 8-K dated June 11, 2020.

Exhibit 10.1	TDS 2020 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated March 18, 2020.

Exhibit 10.2
TDS 2020 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the TDS definitive proxy statement dated April 8, 2020, which was filed with the SEC on Schedule 14A on April 8, 2020.

Exhibit 10.3
U.S. Cellular 2013 Long-Term Incentive Plan 2020 Restricted Stock Unit Award Agreement for U.S. Cellular's President and CEO is hereby incorporated by reference to Exhibit 10.5 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

Exhibit 10.4	Form of TDS 2020 Long-Term Incentive Plan Performance Share Award Agreement.

Exhibit 10.5	Form of TDS 2020 Long-Term Incentive Plan Stock Option Award Agreement.

Exhibit 10.6	Form of TDS 2020 Long-Term Incentive Plan Restricted Stock Unit Award Agreement.

Exhibit 10.7
Letter Agreement between U.S. Cellular and Laurent C. Therivel dated June 1, 2020 is hereby incorporated by reference to Exhibit 10.6 to U.S. Cellular's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

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

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	38	-	43
		Notes to Consolidated Financial Statements	47	-	58

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	35

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

	Item 4.	Controls and Procedures	62

Part II.	Other Information

	Item 1.	Legal Proceedings	62

	Item1A.	Risk Factors	37

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

	Item 5.	Other Information	63

	Item 6.	Exhibits	64

Signatures			66

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 6, 2020	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	August 6, 2020	/s/ Peter L. Sereda
Peter L. Sereda Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	August 6, 2020	/s/ Anita J. Kroll
Anita J. Kroll Vice President - Controller and Chief Accounting Officer (principal accounting officer)