Form 10-Q
period 2020-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2020-11-05
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2020, is 107,051,300 Common Shares, $.01 par value, and 7,273,800 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2020

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and nine months ended September 30, 2020, to the three and nine months ended September 30, 2019. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2019. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
TDS uses certain “non-GAAP financial measures” and each such measure is identified in the MD&A. A discussion of the reason TDS determines these metrics to be useful and reconciliations of these measures to their most directly comparable measures determined in accordance with accounting principles generally accepted in the United States of America (GAAP) are included in the Supplemental Information Relating to Non-GAAP Financial Measures section within the MD&A of this Form 10-Q Report.
General
TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide. TDS provides wireless services through its 82%-owned subsidiary, United States Cellular Corporation (UScellular). TDS also provides wireline and cable services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS' segments operate entirely in the United States. See Note 12 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.
The impact of the global spread of coronavirus (COVID-19) on TDS' future operations is uncertain. There are many factors, including the severity and duration of the outbreak, as well as other direct and indirect impacts, that are expected to impact TDS.
See the following areas within this MD&A for additional discussion of the impacts of COVID-19:
•Results of Operations — Income tax expense
•Business Overview — UScellular
•Operational Overview — UScellular
•Business Overview — TDS Telecom
•Liquidity and Capital Resources
•Risk Factors

TDS Mission and Strategy
TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its people, and its communities. In pursuing this mission, TDS seeks to grow its businesses, create opportunities for its associates and employees, support the communities it serves, and build value over the long-term for its shareholders. Across all of its businesses, TDS is focused on providing exceptional customer experiences through best-in-class services and products and superior customer service.
TDS’ long-term strategy calls for the majority of its operating capital to be reinvested in its businesses to strengthen their competitive positions and financial performance, while also returning value to TDS shareholders primarily through the payment of a regular quarterly cash dividend.
TDS plans to build shareholder value by continuing to execute on its strategies to build strong, competitive businesses providing high-quality, data-focused services and products. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as accessories and device protection plans and from new services such as home internet. In addition, UScellular is focused on expanding its solutions available to business and government customers.
▪UScellular continues to devote efforts to enhance its network capabilities. UScellular will complete its deployment of VoLTE technology in the fourth quarter of 2020. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services and offers enhanced services such as high definition voice and simultaneous voice and data sessions.
▪UScellular has launched commercial 5G services in portions of Iowa, Maine, Maryland, North Carolina, Oregon, Virginia, Washington, West Virginia and Wisconsin and will continue to launch in additional areas throughout 2020 and beyond. 5G technology is expected to help address customers' growing demand for data services as well as create opportunities for new services requiring high speed, reliability and low latency. In addition to the deployment of 5G technology, UScellular is also modernizing its 4G LTE network to further enhance 4G LTE speeds.
▪UScellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, UScellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions such as Auctions 103, 105 and 107.
▪TDS Telecom’s Wireline business continues to focus on driving growth in its broadband and video services by investing in fiber deployment in new out-of-territory markets and in existing markets. Construction concurrent with sales launches is underway in out-of-territory market clusters in Wisconsin and the Pacific Northwest. With support from the FCC's A-CAM program and state broadband grants, Wireline is also deploying higher speed broadband to unserved and under-served service addresses in rural areas within its current markets.
▪TDS Telecom’s Cable business continues to increase its broadband penetration by making network capacity investments, including upgrading to DOCSIS 3.1, and by offering more advanced services in its markets.
▪TDS Telecom's Wireline and Cable businesses continue to invest in and roll out a next generation video platform called TDS TV+ to enhance video services.

Terms Used by TDS
The following is a list of definitions of certain industry terms that are used throughout this document:
▪4G LTE – fourth generation Long-Term Evolution, which is a wireless technology that enables more network capacity for more data per user as well as faster access to data compared to third generation (3G) technology.
▪5G – fifth generation wireless technology that is expected to help address customers’ growing demand for data services as well as create opportunities for new services requiring high speed and reliability as well as low latency.
▪Account – represents an individual or business financially responsible for one or multiple associated connections. An account may include a variety of types of connections such as handsets and connected devices.
▪Alternative Connect America Cost Model (A-CAM) – a USF support mechanism for rate-of-return carriers, which provides revenue support through 2028. This support comes with an obligation to build defined broadband speeds to a certain number of locations.
▪Auctions 103, 105 and 107 – Auction 103 is an FCC auction of 37, 39, and 47 GHz wireless spectrum licenses that started in December 2019 and concluded in March 2020. Auction 105 is an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 is an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that is scheduled to begin in December 2020.
▪Broadband Connections – refers to the number of Wireline customers provided high-capacity data circuits via various technologies, including DSL and dedicated internet circuit technologies or the Cable billable number of lines into a building for high-speed data services.
▪Churn Rate – represents the percentage of the connections that disconnect service each month. These rates represent the average monthly churn rate for each respective period.
▪Connected Devices – non-handset devices that connect directly to the UScellular network. Connected devices include products such as tablets, wearables, modems, and hotspots.
▪Coronavirus Aid, Relief, and Economic Security (CARES) Act – economic relief package signed into law on March 27, 2020 to address the public health and economic impacts of COVID-19, including a variety of tax provisions.
▪DOCSIS – Data Over Cable Service Interface Specification is an international telecommunications standard that permits the addition of high-bandwidth data transfer to an existing cable TV (CATV) system. DOCSIS 3.1 is a system specification that increases data transmission rates.
▪EBITDA – refers to earnings before interest, taxes, depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted EBITDA throughout this document. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪FCC Keep Americans Connected Pledge – voluntary FCC initiative in response to the COVID-19 pandemic to ensure that Americans do not lose their broadband or telephone connectivity as a result of the exceptional circumstance.
▪Fiber Out-of-Territory Builds – represents construction of facilities-based market expansions outside of TDS' incumbent local exchange carrier (ILEC) and competitive local exchange carrier (CLEC) footprint.
▪Free Cash Flow – non-GAAP metric defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪Gross Additions – represents the total number of new connections added during the period, without regard to connections that were terminated during that period.
▪IPTV – internet protocol television.
▪ManagedIP Connections – refers to the number of telephone handsets, data lines and IP trunks providing communications using IP networking technology.
▪Net Additions (Losses) – represents the total number of new connections added during the period, net of connections that were terminated during that period.
▪OIBDA – refers to operating income before depreciation, amortization and accretion and is used in the non-GAAP metric Adjusted OIBDA throughout this document. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪Postpaid Average Revenue per Account (Postpaid ARPA) – metric which is calculated by dividing total postpaid service revenues by the average number of postpaid accounts and by the number of months in the period.
▪Postpaid Average Revenue per User (Postpaid ARPU) – metric which is calculated by dividing total postpaid service revenues by the average number of postpaid connections and by the number of months in the period.
▪Retail Connections – the sum of UScellular postpaid connections and UScellular prepaid connections.
▪Universal Service Fund (USF) – a system of telecommunications collected fees and support payments managed by the FCC intended to promote universal access to telecommunications services in the United States.
▪UScellular Connections – individual lines of service associated with each device activated by a customer. Connections include all types of devices that connect directly to the UScellular network.
▪Video Connections – represents the number of Wireline customers provided video services. For Cable, generally, a home or business receiving video programming counts as one video connection. In counting bulk residential or commercial connections, such as an apartment building or a hotel, connections are counted based on the number of units/rooms within the building receiving service.
▪Voice Connections – refers to the individual circuits connecting a customer to Wireline’s central office facilities that provide voice services or the Cable billable number of lines into a building for voice services.
▪VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.

▪Wireline Residential Revenue per Connection – metric which is calculated by dividing total Wireline residential revenue by the average number of Wireline residential connections and by the number of months in the period.

Results of Operations — TDS Consolidated

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Operating revenues
UScellular	$1,027	$1,031	–	$2,964	$2,970	–
TDS Telecom	247	231	7%	728	695	5%
All other[1]	50	59	(16)%	157	175	(10)%
Total operating revenues	1,324	1,321	–	3,849	3,840	–
Operating expenses
UScellular	962	1,011	(5)%	2,796	2,855	(2)%
TDS Telecom	219	212	3%	641	609	5%
All other[1]	56	69	(20)%	174	205	(14)%
Total operating expenses	1,237	1,292	(4)%	3,611	3,669	(2)%
Operating income (loss)
UScellular	65	20	N/M	168	115	46%
TDS Telecom	28	20	44%	87	86	2%
All other[1]	(6)	(11)	45%	(17)	(30)	39%
Total operating income	87	29	N/M	238	171	39%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	48	44	10%	138	129	7%
Interest and dividend income	4	7	(49)%	12	24	(52)%
Gain (loss) on investments	3	—	N/M	3	—	N/M
Interest expense	(43)	(42)	(1)%	(119)	(128)	8%
Other, net	—	—	(60)%	(1)	—	(58)%
Total investment and other income	12	9	38%	33	25	35%

Income before income taxes	99	38	N/M	271	196	38%
Income tax expense	6	15	(61)%	17	64	(73)%

Net income	93	23	N/M	254	132	92%
Less: Net income attributable to noncontrolling interests, net of tax	15	5	N/M	42	22	87%
Net income attributable to TDS shareholders	$78	$18	N/M	$212	$110	93%

Adjusted OIBDA (Non-GAAP)[2]	$310	$274	13%	$938	$872	8%
Adjusted EBITDA (Non-GAAP)[2]	$362	$325	11%	$1,087	$1,025	6%
Capital expenditures[3]	$310	$253	23%	$849	$664	28%
N/M - Percentage change not meaningful
1Consists of corporate and other operations and intercompany eliminations.
2Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.
Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $20 million for both the three months ended September 30, 2020 and 2019, and $63 million and $60 million for the nine months ended September 30, 2020 and 2019, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended September 30, 2020 and 2019, was 5.8% and 39.1%, respectively. The effective tax rate on Income before income taxes for the nine months ended September 30, 2020 and 2019, was 6.5% and 32.8%, respectively. The lower effective tax rate in 2020 as compared to 2019 is due primarily to the income tax benefits of the CARES Act enacted on March 27, 2020.
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
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
UScellular noncontrolling public shareholders’	$15	$4	$39	$20
Noncontrolling shareholders’ or partners’	—	1	3	2
Net income attributable to noncontrolling interests, net of tax	$15	$5	$42	$22

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

$1,200
$1,000
$800
$600
$400
$200
$0
$23
$325
$93
$362
$132
$1,025
$254
$1,087
Q3 2019
Q3 2020
YTD 2019
YTD 2020
Net income
Adjusted EBITDA*

Three and Nine Months Ended
Net income increased due primarily to lower operating expenses and the impact of the CARES Act reducing income tax expense. Adjusted EBITDA increased due primarily to lower operating expenses.

*Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

UScellular OPERATIONS
Business Overview
UScellular owns, operates, and invests in wireless markets throughout the United States. UScellular is an 82%-owned subsidiary of TDS. UScellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans, and pricing, all provided with a community focus.
COVID-19 considerations
COVID-19 impacts on UScellular's business for the nine months ended September 30, 2020 include a reduction in certain components of service revenues and equipment sales, a reduction in sales promotion costs and a reduction in handset subscriber gross additions and defections. The impacts of COVID-19 on this and future periods are expected to negatively affect UScellular’s results of operations, cash flows and financial position. The extent and duration of these impacts are uncertain due to many factors and could be material. Certain impacts on and actions by UScellular related to COVID-19 include, but are not limited to, the following:
•Taking action to keep associates safe, including implementing a work-from-home strategy for employees whose jobs can be performed remotely. In addition, to keep associates, customers, and communities safe, UScellular temporarily closes retail stores for enhanced cleanings, continues to operate with reduced store hours, and provides associates with personal protective equipment to be worn during customer interactions. UScellular has also implemented a daily health check process for associates and requires social distancing and mask wearing in all company facilities, including stores. Throughout this period of change, UScellular has continued serving its customers and ensuring its wireless network remains fully operational.
•Participation in the FCC Keep Americans Connected Pledge, through June 30, 2020, to not turn-off service or charge late fees due to a customer’s inability to pay their bill due to circumstances related to COVID-19. This resulted in a reduction in non-pay defections, as well as reduced service revenues, for the nine months ended September 30, 2020. During the third quarter of 2020, certain accounts that were part of the Pledge were terminated due to non-payment. Many of the remaining accounts that were on the Pledge are on payment arrangements of varying durations, and UScellular expects additional terminations due to non-payment in future periods.
•Waiving overage charges and certain other charges. This resulted in reduced service revenues during the three and nine months ended September 30, 2020.
•Supporting the communities in which UScellular operates. Through UScellular’s partnership with the Boys & Girls Clubs, UScellular has contributed to the Boys & Girls Clubs’ COVID-19 Relief Fund to support children, families and communities. These funds are dispersed directly to more than 50 clubs in UScellular’s service regions to support the most immediate needs of youth in areas of importance such as providing food for children who rely on their Boys & Girls Clubs for their dinner, care for children of essential workers and first responders, and digital learning resources. In addition to monetary donations, in-person volunteerism has been replaced by virtual volunteerism, with associates participating in events such as reading for the visually impaired and mentoring for students.
•Recognizing income tax benefits associated with the enactment of the CARES Act. This legislation resulted in a reduction to income tax expense for the three and nine months ended September 30, 2020 and is projected to result in a reduction of income tax expense recognized for the remainder of 2020 as part of the estimated annual effective tax rate, and a cash refund in 2021 of taxes paid in prior years.
•Monitoring its supply chain to assess impacts to availability and costs of device inventory and network equipment and services, including monitoring the dependency on third parties to continue network related projects. At this time, UScellular expects to be able to meet customer demand for devices and services and to be able to continue its 4G LTE network modernization and 5G deployment with no significant disruptions.
•Tracking increased customer usage. At this time, UScellular believes its network capacity is sufficient to accommodate expected increased usage.
•Monitoring roaming behaviors. Both inbound and outbound roaming traffic have been dampened by COVID-19 as wireless customers are reducing travel. The extent to which roaming traffic will be impacted by the pandemic in the future will depend upon governmental mandates and customer behavior in response to the outbreak.

OPERATIONS

USCellular headquarters, Chicago, IL
USCellular operations

▪Serves customers with 5.0 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections
▪Operates in 21 states
▪Employs approximately 5,300 associates
▪4,246 owned towers
▪6,758 cell sites in service

Operational Overview

As of September 30,	2020	2019
Retail Connections – End of Period
Postpaid	4,401,000	4,395,000
Prepaid	506,000	510,000
Total	4,907,000	4,905,000

	Q3 2020	Q3 2019	Q3 2020 vs. Q3 2019	YTD 2020	YTD 2019	YTD 2020 vs. YTD 2019
Postpaid Activity and Churn
Gross Additions
Handsets	102,000	124,000	(18)%	277,000	328,000	(16)%
Connected Devices	66,000	39,000	69%	152,000	108,000	41%
Total Gross Additions	168,000	163,000	3%	429,000	436,000	(2)%
Net Additions (Losses)
Handsets	—	(2,000)	N/M	(17,000)	(26,000)	35%
Connected Devices	28,000	(17,000)	N/M	32,000	(51,000)	N/M
Total Net Additions (Losses)	28,000	(19,000)	N/M	15,000	(77,000)	N/M
Churn
Handsets	0.88%	1.09%		0.85%	1.02%
Connected Devices	2.35%	3.44%		2.56%	3.17%
Total Churn	1.06%	1.38%		1.05%	1.29%
N/M - Percentage change not meaningful
Total postpaid handset net additions increased for the three and nine months ended September 30, 2020, when compared to the same period last year. Handset defections decreased as a result of lower consumer switching activity related to COVID-19, as well as a reduction in non-pay defections. Partially offsetting the decrease in defections were lower gross additions resulting from lower consumer switching activity.
Total postpaid connected device net additions increased for the three and nine months ended September 30, 2020, when compared to the same period last year. The increase is due to (i) an increase in gross additions due to increased demand for internet related products given a need for remote connectivity related to COVID-19 and (ii) a decrease in tablet defections.

Postpaid Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
Average Revenue Per User (ARPU)	$47.10	$46.16	2%	$46.84	$45.82	2%
Average Revenue Per Account (ARPA)	$123.27	$119.87	3%	$122.28	$119.39	2%

Postpaid ARPU and Postpaid ARPA increased for the three and nine months ended September 30, 2020, when compared to the same period last year, due primarily to (i) an increase in device protection plan revenues, (ii) an increase in regulatory recovery revenues, and (iii) having proportionately fewer tablet connections, which on a per-unit basis contribute less revenue than other connected devices and smartphones. In addition, an increase in average connections per account for the three and nine months ended September 30, 2020, when compared to the same periods last year, contributed to the increase in Postpaid ARPA. These increases were partially offset by the impact of waiving overage charges and late payment and related fees, measures UScellular took to assist customers during the COVID-19 pandemic.

Financial Overview - UScellular

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Retail service	$674	$663	2%	$2,004	$1,984	1%
Inbound roaming	42	54	(23)%	119	132	(10)%
Other	59	57	3%	167	156	7%
Service revenues	775	774	–	2,290	2,272	1%
Equipment sales	252	257	(2)%	674	698	(3)%
Total operating revenues	1,027	1,031	–	2,964	2,970	–

System operations (excluding Depreciation, amortization and accretion reported below)	203	199	2%	580	568	2%
Cost of equipment sold	257	266	(4)%	692	724	(4)%
Selling, general and administrative	335	358	(6)%	994	1,027	(3)%
Depreciation, amortization and accretion	161	181	(11)%	516	524	(2)%
(Gain) loss on asset disposals, net	6	5	15%	14	13	10%
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	—	(1)	N/M
(Gain) loss on license sales and exchanges, net	—	2	N/M	—	—	N/M
Total operating expenses	962	1,011	(5)%	2,796	2,855	(2)%

Operating income	$65	$20	N/M	$168	$115	46%

Net income	$85	$24	N/M	$227	$115	98%
Adjusted OIBDA (Non-GAAP)[1]	$232	$208	12%	$698	$651	7%
Adjusted EBITDA (Non-GAAP)[1]	$282	$256	10%	$841	$793	6%
Capital expenditures[2]	$216	$170	27%	$621	$467	33%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2020 and 2019
(Dollars in millions)
Operating Revenues
Nine Months Ended September 30, 2020 and 2019
(Dollars in millions)
Service revenues consist of:
▪Retail Service - Charges for voice, data and value-added services and recovery of regulatory costs
▪Inbound Roaming - Charges to other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service - Amounts received from the Federal USF, tower rental revenues, and miscellaneous other service revenues
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and nine months ended September 30, 2020, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section, partially offset by a decline in the average number of postpaid subscribers.
Inbound roaming revenues decreased for the three months ended September 30, 2020, primarily driven by lower data revenues resulting from lower rates. Inbound roaming revenues decreased for the nine months ended September 30, 2020, primarily driven by lower data revenues, with lower rates partially offset by higher usage. UScellular expects inbound roaming revenues to continue to decline as a result of a decrease in rates, and the merger of Sprint and T-Mobile.
Other service revenues increased for the nine months ended September 30, 2020, resulting from increases in tower rental revenues and miscellaneous other service revenues.
Equipment sales revenues decreased for the three and nine months ended September 30, 2020, due primarily to a decrease in new smartphone and accessory sales, partially offset by an increase in used smartphone sales.
System operations expenses
System operations expenses increased for the three months ended September 30, 2020, due to an increase in roaming expense as a result of higher data roaming usage, partially offset by lower data rates, and an increase in cell site rent expense. System operations expenses increased for the nine months ended September 30, 2020 due to increased cell site rent expense, non-capitalizable costs to add network capacity and costs to decommission network assets, partially offset by a decrease in roaming expense as a result of lower data rates, partially offset by higher data usage.

Cost of equipment sold
Cost of equipment sold decreased for the three and nine months ended September 30, 2020, due primarily to a decrease in new smartphone and accessory sales, partially offset by an increase in used smartphone sales.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2020, driven primarily by a decrease in bad debts expense.
Depreciation, amortization and accretion
Depreciation, amortization, and accretion decreased for the three months ended September 30, 2020, due to certain billing system assets reaching their end of life and lower accelerated depreciation of certain assets due to changes in network technology. Depreciation, amortization, and accretion decreased for the nine months ended September 30, 2020, due to certain billing system assets reaching their end of life, partially offset by accelerated depreciation of certain assets due to changes in network technology.

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom provides a wide range of communications services to residential and commercial customers. TDS Telecom operates in two segments: Wireline, which includes fiber deployments into new markets, and Cable.
On December 31, 2019, TDS acquired substantially all of the assets of MI Connection Communications System, dba Continuum. Continuum is a cable company that passes approximately 40,000 service addresses in North Carolina and offers complementary broadband, video and voice services.
COVID-19 considerations
The future impacts of COVID-19 are uncertain due to many factors and could be material to TDS Telecom's results of operations, cash flows and financial position. Certain impacts on and actions by TDS Telecom related to COVID-19 include, but are not limited to, the following:
•Taking action to keep employees safe, including implementing a work-from-home policy for employees whose jobs can be performed remotely. In addition, to keep employees, customers, and communities safe, TDS Telecom closed certain retail stores and temporarily ceased door-to-door selling. Retail stores that remain open have implemented social distancing and enhanced cleaning measures. In addition, TDS Telecom has expanded safety protocols for front line workers, such as field service technicians and direct salesforce employees as they returned to door-to-door selling in the second quarter. Throughout this period of change, TDS Telecom has continued serving its customers and ensuring its network remains fully operational.
•Participation in the FCC Keep Americans Connected Pledge, through June 30, 2020, to not turn-off service or charge late fees due to a customer's inability to pay their bill due to circumstances related to COVID-19. TDS Telecom is complying with certain states that have extended no-disconnect orders past the expiration of the FCC Pledge. These actions have not had a significant year-to-date financial impact.
•Supporting the communities in which TDS Telecom operates. TDS Telecom has donated to food pantries that serve its regional areas. Food banks across the country are seeing huge increases in demand as a result of the COVID-19 pandemic. TDS Telecom is also helping other organizations that are serving the needs of the communities in which it operates.
•Offering 60 days of free broadband service to new customers who are low-income and/or families with children or college age students through April 2020, with free services ending in June 2020. A total of 2,700 customers signed up for the free service during the promotion and the majority have remained customers.
•Recognizing income tax benefits associated with the enactment of the CARES Act. This legislation resulted in a reduction to income tax expense for the three and nine months ended September 30, 2020 and is projected to result in a reduction of income tax expense recognized for the remainder of 2020 as part of the estimated annual effective tax rate, and a cash refund of taxes paid in prior years.
•Tracking increased customer demand for broadband services. The demand may fluctuate depending on the severity and duration of the pandemic. At this time, TDS Telecom's network capacity has been sufficient for increased usage.
•Door-to-door sales activities in out-of-territory markets were initially impacted by the pandemic leading to a broadened approach that uses increasing online sales and marketing activities. A significant reduction in pre-sales activity could result in a slowing of construction activity.
•Monitoring its supply chain to assess impacts to availability of network equipment. At this time, TDS Telecom expects to be able to meet customer demand for on-premise equipment, and to maintain its expected investment levels in fiber and other broadband deployments.
•Monitoring the dependency on third parties to continue work on out-of-territory market construction. Various state municipal and vendor restrictions related to COVID-19 could cause delays in municipal permitting, pole access, and other contractor work that could slow down construction plans.

OPERATIONS

Wireline operations
Cable operations
TDS Telecom headquarters, Madison, WI

▪Serves 1.2 million connections in 32 states.
▪Employs approximately 2,900 employees.

Financial Overview — TDS Telecom

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Operating revenues
Wireline	$173	$169	2%	$512	$512	–
Cable	74	62	19%	216	184	18%
TDS Telecom operating revenues[1]	247	231	7%	728	695	5%
Operating expenses
Wireline	150	153	(2)%	439	435	1%
Cable	69	59	17%	202	175	15%
TDS Telecom operating expenses[1]	219	212	3%	641	609	5%

TDS Telecom operating income	$28	$20	44%	$87	$86	2%

Net income	$25	$18	37%	$81	$74	9%
Adjusted OIBDA (Non-GAAP)[2]	$78	$69	12%	$240	$228	5%
Adjusted EBITDA (Non-GAAP)[2]	$78	$73	8%	$243	$238	2%
Capital expenditures[3]	$92	$81	14%	$221	$193	14%
Numbers may not foot due to rounding.
1Includes eliminations between the Wireline and Cable segments.
2Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

$800
$700
$600
$500
$400
$300
$200
$100
$0
Q3 2019
Q3 2020
YTD 2019
YTD 2020
Wireline
Cable

Total operating revenues
Operating revenues increased for the three and nine months ended September 30, 2020, due primarily to the acquisition of Continuum, Wireline and Cable broadband growth and Wireline video growth which were partially offset by declines in Wireline residential voice and CLEC commercial revenues.

Total operating expenses
Operating expenses increased for the three and nine months ended September 30, 2020, due primarily to expenses related to the addition of Continuum, higher employee expenses and increased plant maintenance and building expenses, as well as a gain on the sale of assets in the first quarter of 2019.

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
Operational Overview

Residential Connections
As of September 30,

Total residential connections grew 3% as broadband and video connections grew 8% and 9%, respectively, partially offset by a 2% decline in voice connections.
Residential Broadband Connections by Speeds1
As of September 30,

Residential broadband customers are increasingly choosing higher speeds in Wireline markets with 73% choosing speeds of 10 Mbps or greater and 38% choosing speeds of 100 Mbps or greater.
1    Includes ILEC and out-of-territory

Residential Revenue per Connection

Residential revenue per connection increased 5% and 4% for the three and nine months ended September 30, 2020, respectively, due to video and broadband connection growth as well as an increase in broadband speeds and price increases.
Commercial Connections
As of September 30,
Total commercial connections decreased by 8% due primarily to declines in connections in CLEC markets.

Financial Overview — Wireline

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Residential	$90	$83	8%	$260	$245	6%
Commercial	38	41	(8)%	115	127	(9)%
Wholesale	45	45	1%	136	139	(2)%
Service revenues	173	169	2%	511	512	–
Equipment and product sales	—	—	4%	1	1	(30)%
Total operating revenues	173	169	2%	512	512	–

Cost of services (excluding Depreciation, amortization and accretion reported below)	69	68	2%	197	195	1%
Cost of equipment and products	—	—	(25)%	1	1	(30)%
Selling, general and administrative	51	52	(3)%	148	148	(1)%
Depreciation, amortization and accretion	30	33	(8)%	94	99	(5)%
(Gain) loss on asset disposals, net	—	—	(70)%	—	(8)	N/M
Total operating expenses	150	153	(2)%	439	435	1%

Operating income	$23	$16	42%	$73	$78	(6)%

Income before income taxes	$24	$20	23%	$79	$88	(10)%
Adjusted OIBDA (Non-GAAP)[1]	$53	$49	8%	$167	$168	(1)%
Adjusted EBITDA (Non-GAAP)[1]	$53	$52	3%	$169	$177	(4)%
Capital expenditures[2]	$74	$61	22%	$171	$145	18%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

Residential revenues consist of:
▪Broadband services, including fiber- and copper-based high-speed internet, security and support services
▪Video services, including IPTV and satellite offerings
▪Voice services

Commercial revenues consist of:
▪High-speed and dedicated business internet services
▪Voice and video services

Wholesale revenues consist of:
▪Network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom’s network
▪Federal and state USF support, including A-CAM

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three and nine months ended September 30, 2020, due primarily to growth in broadband and video connections, as well as price increases, partially offset by a decline in voice connections.
Commercial revenues decreased for the three and nine months ended September 30, 2020, due primarily to declining connections in CLEC markets.
Wholesale revenues remained relatively flat for the three months ended September 30, 2020, due primarily to the timing of certain state USF support partially offset by decreased access revenues. Wholesale revenues decreased for the nine months ended September 30, 2020, due primarily to decreased access revenues, partially offset by the timing of certain state USF support.
Cost of services
Cost of services increased for the three and nine months ended September 30, 2020, due primarily to increases in building and maintenance costs and higher video programming costs, partially offset by a decrease in expenses related to the capitalization of new modems and lower employee-related expenses. Effective January 1, 2020, the cost of most modems, along with associated installation costs, is being capitalized.
Selling, general and administrative
Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2020, due primarily to lower legal and consulting costs, partially offset by increases in advertising costs in the out-of-territory markets.
Depreciation, amortization and accretion
Depreciation, amortization and accretion decreased for the three and nine months ended September 30, 2020, due primarily to certain assets becoming fully depreciated and extended useful lives assumptions, partially offset by depreciation on new fiber assets.
(Gain) loss on asset disposals, net
Gain on asset disposals decreased for the nine months ended September 30, 2020, due to the sale of fiber assets in certain CLEC markets during the first quarter of 2019.

CABLE OPERATIONS
Business Overview
TDS Telecom’s Cable strategy is to expand its broadband services and leverage that growth by bundling with video and voice services. TDS Telecom seeks to be the leading provider of broadband services in its targeted markets by leveraging its core competencies in marketing and network management.
Operational Overview

Cable Connections
As of September 30,

Cable connections grew 12% due to an increase in broadband connections and the acquisition of Continuum, which included 15,800 broadband connections, 9,400 video connections and 5,800 voice connections as of December 31, 2019.

Financial Overview — Cable

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
(Dollars in millions)
Residential	$62	$52	21%	$182	$152	20%
Commercial	12	10	13%	34	32	9%
Total operating revenues	74	62	19%	216	184	18%

Cost of services (excluding Depreciation, amortization and accretion reported below)	31	27	15%	91	79	15%
Selling, general and administrative	18	15	23%	52	44	18%
Depreciation, amortization and accretion	20	17	15%	59	51	15%
(Gain) loss on asset disposals, net	—	—	N/M	1	1	(14)%
Total operating expenses	69	59	17%	202	175	15%

Operating income	$5	$3	55%	$14	$8	76%

Income before income taxes	$5	$4	36%	$15	$9	56%
Adjusted OIBDA (Non-GAAP)[1]	$25	$20	22%	$73	$60	23%
Adjusted EBITDA (Non-GAAP)[1]	$25	$21	20%	$74	$61	21%
Capital expenditures[2]	$18	$20	(8)%	$49	$48	4%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

Residential and Commercial revenues consist of:
▪Broadband services, including high-speed internet, security and support services
▪Video services, including traditional cable programming and related services as well as CloudTV
▪Voice services

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential and commercial revenues increased for the three and nine months ended September 30, 2020, due primarily to the acquisition of Continuum ($6 million and $17 million, respectively), as well as growth in broadband connections and price increases.
Cost of services
Cost of services increased for the three and nine months ended September 30, 2020, due primarily to the acquisition of Continuum ($3 million and $9 million, respectively) and employee-related expense.
Selling, general and administrative
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2020, due primarily to the acquisition of Continuum ($1 million and $2 million, respectively) and increases in employee-related expenses.
Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three and nine months ended September 30, 2020, due primarily to the acquisition of Continuum ($3 million and $8 million, respectively).

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
TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of cable, wireless or wireline telecommunications services, IT services or other businesses, wireless spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments, including new technologies and out-of-territory builds. It may be necessary from time to time to increase the size of the existing revolving credit agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. TDS, through UScellular, made payments related to wireless spectrum auctions in 2020 (see Regulatory Matters - Spectrum Auctions). TDS also expects annual capital expenditures in 2020 to be higher than in 2019, due primarily to investments at UScellular to enhance network speed and capacity and to continue deploying VoLTE and 5G technology in its network, and at TDS Telecom to increase levels of fiber investment. TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain financing on acceptable terms, TDS makes significant wireless spectrum license purchases, TDS makes significant business acquisitions, distributions from unconsolidated entities are discontinued or significantly reduced compared to historical levels, or Federal USF and/or other regulatory support payments decline.
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

Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal. Cash held by UScellular is for use in its operations and acquisition, capital expenditure and business development programs including the purchase of wireless spectrum licenses. TDS does not have direct access to UScellular cash unless UScellular pays a dividend on its common stock.

Cash and Cash Equivalents
(Dollars in millions)

At September 30, 2020, TDS' consolidated Cash and cash equivalents totaled $1,076 million compared to $465 million at December 31, 2019.

The majority of TDS’ Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies.

Financing
In March 2020, TDS entered into a new $400 million unsecured revolving credit agreement with certain lenders and other parties and UScellular entered into a new $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the new revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in March 2025. As a result of the new agreements, TDS' and UScellular's previous revolving credit agreements due to expire in May 2023 were terminated. As of September 30, 2020, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS’ and UScellular’s unused borrowing capacity was $399 million and $298 million, respectively.
In March 2020, TDS and UScellular amended their senior term loan credit agreements in order to conform the agreements with their revolving credit agreements. There were no significant changes to other key terms of the senior term loan credit agreements. In March 2020, TDS borrowed $50 million under its senior term loan credit agreement. In June 2020, UScellular amended and restated its senior term loan agreement and increased its borrowing capacity to $300 million. There were no significant changes to other key terms of the UScellular senior term loan credit agreement. As of September 30, 2020, TDS' and UScellular's unused borrowing capacity was $150 million and $217 million, respectively.
UScellular, through its subsidiaries, also has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In April 2020, UScellular borrowed $125 million under its receivables securitization agreement. The unused capacity under this agreement was $75 million as of September 30, 2020, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. In October 2020, UScellular amended and restated its receivables securitization agreement to increase its total borrowing capacity to $300 million and extend the expiration date of the agreement to December 2022. There were no significant changes to other key terms of the receivables securitization agreement.
TDS and UScellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit agreements, senior term loan credit agreements and receivables securitization agreement as of September 30, 2020.
In August 2020, UScellular issued $500 million of 6.25% Senior Notes due in 2069 for general corporate purposes.
See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to TDS' senior term loan, UScellular's receivables securitization agreement and UScellular's 6.25% Senior Notes.
TDS and UScellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated debt securities.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2020 and 2019, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the nine months ended September 30, 2020 and 2019, were $621 million and $467 million, respectively.
Capital expenditures for the full year 2020 are expected to be between $850 million and $950 million. These expenditures are expected to be used principally for the following purposes:
▪Enhance and maintain UScellular's network coverage, including deploying VoLTE technology and providing additional speed and capacity to accommodate increased data usage by current customers;
▪Continue deploying 5G technology in its network; and
▪Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the nine months ended September 30, 2020 and 2019, were $221 million and $193 million, respectively.
Capital expenditures for the full year 2020 are expected to be between $300 million and $350 million. These expenditures are expected to be used principally for the following purposes:
▪Continue to expand fiber deployment inside and outside of current footprint;
▪Maintain and enhance existing infrastructure including build-out requirements to meet state broadband and A-CAM programs;
▪Upgrade broadband capacity and speeds;
▪Support success-based spending for broadband and video growth; and
▪Deploy TDS TV+, a cloud-based video platform.

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

Common Share Repurchase Programs
During the nine months ended September 30, 2020, TDS repurchased 879,409 Common Shares for $14 million at an average cost per share of $15.53. As of September 30, 2020, the maximum dollar value of TDS Common Shares that may yet be repurchased under TDS’ program was $185 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
During the nine months ended September 30, 2020, UScellular repurchased 803,836 Common Shares for $23 million at an average cost per share of $29.00. As of September 30, 2020, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 4,507,000.
Contractual and Other Obligations
There were no material changes outside the ordinary course of business between December 31, 2019 and September 30, 2020, to the Contractual and Other Obligations disclosed in MD&A included in TDS’ Form 10-K for the year ended December 31, 2019, except for the following items. In March 2020, TDS borrowed $50 million under its senior term loan credit agreement. In April 2020, UScellular borrowed $125 million under its receivables securitization agreement. In August 2020, UScellular issued $500 million of 6.25% Senior Notes due in 2069.
Off-Balance Sheet Arrangements
TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes TDS' cash flow activities for the nine months ended September 30, 2020 and 2019.
2020 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $622 million. Net cash provided by operating activities was $1,166 million due to net income of $254 million adjusted for non-cash items of $871 million and distributions received from unconsolidated entities of $118 million, including $43 million in distributions from the LA Partnership. This was offset by changes in working capital items which decreased net cash by $77 million. The working capital changes were primarily influenced by tax impacts from the CARES Act and annual employee bonus payments, partially offset by the timing of vendor payments and collections of customer and agent receivables.
Cash flows used for investing activities were $1,078 million. Cash paid for additions to property, plant and equipment totaled $914 million. Cash payments for wireless spectrum license acquisitions were $169 million.
Cash flows provided by financing activities were $534 million, reflecting the issuance of $500 million of 6.25% UScellular Senior Notes, $125 million borrowed under the UScellular receivables securitization agreement, and $50 million borrowed under the TDS term loan. These were partially offset by the repurchase of TDS and UScellular Common Shares, the payment of dividends, and the payment of debt issuance costs.
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
Cash flows used for financing activities were $103 million, reflecting the repurchase of $21 million of UScellular Common Shares and ordinary activity such as the payment of dividends and the scheduled repayments of debt.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Changes in financial condition during 2020 were as follows:
Income taxes receivable
Income taxes receivable increased $190 million primarily reflecting future tax refunds attributable to the expected carryback of 2020 net operating losses, as allowed under the CARES Act which was enacted in March 2020.
Deferred income tax liability, net
Deferred income tax liability, net increased $217 million due primarily to full deductibility for tax purposes of qualified property placed in service during the current year.
Long-term debt, net
Long-term debt, net increased $654 million due primarily to $500 million of 6.25% UScellular Senior Notes issued in August 2020, $125 million borrowed under UScellular's receivables securitization agreement in April 2020 and $50 million borrowed under TDS' senior term loan credit agreement in March 2020.

Supplemental Information Relating to Non-GAAP Financial Measures
TDS sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with GAAP to evaluate the performance of its business. Specifically, TDS has referred to the following measures in this Form 10-Q Report:
▪EBITDA
▪Adjusted EBITDA
▪Adjusted OIBDA
▪Free cash flow

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
Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of assessing their performance. See Note 12 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS - CONSOLIDATED	2020	2019	2020	2019
(Dollars in millions)
Net income (GAAP)	$93	$23	$254	$132
Add back:
Income tax expense	6	15	17	64
Interest expense	43	42	119	128
Depreciation, amortization and accretion	217	237	685	697
EBITDA (Non-GAAP)	359	317	1,075	1,021
Add back or deduct:
(Gain) loss on asset disposals, net	6	6	15	5
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
(Gain) loss on license sales and exchanges, net	—	2	—	—
(Gain) loss on investments	(3)	—	(3)	—
Adjusted EBITDA (Non-GAAP)	362	325	1,087	1,025
Deduct:
Equity in earnings of unconsolidated entities	48	44	138	129
Interest and dividend income	4	7	12	24
Other, net	—	—	(1)	—
Adjusted OIBDA (Non-GAAP)	310	274	938	872
Deduct:
Depreciation, amortization and accretion	217	237	685	697
(Gain) loss on asset disposals, net	6	6	15	5
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
(Gain) loss on license sales and exchanges, net	—	2	—	—
Operating income (GAAP)	$87	$29	$238	$171

	Three Months Ended September 30,		Nine Months Ended September 30,
UScellular	2020	2019	2020	2019
(Dollars in millions)
Net income (GAAP)	$85	$24	$227	$115
Add back:
Income tax expense	4	15	11	55
Interest expense	29	29	76	87
Depreciation, amortization and accretion	161	181	516	524
EBITDA (Non-GAAP)	279	249	830	781
Add back or deduct:
(Gain) loss on asset disposals, net	6	5	14	13
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
(Gain) loss on license sales and exchanges, net	—	2	—	—
(Gain) loss on investments	(3)	—	(3)	—
Adjusted EBITDA (Non-GAAP)	282	256	841	793
Deduct:
Equity in earnings of unconsolidated entities	48	44	137	128
Interest and dividend income	2	4	6	14
Adjusted OIBDA (Non-GAAP)	232	208	698	651
Deduct:
Depreciation, amortization and accretion	161	181	516	524
(Gain) loss on asset disposals, net	6	5	14	13
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
(Gain) loss on license sales and exchanges, net	—	2	—	—
Operating income (GAAP)	$65	$20	$168	$115

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS TELECOM	2020	2019	2020	2019
(Dollars in millions)
Net income (GAAP)	$25	$18	$81	$74
Add back:
Income tax expense	4	5	13	23
Interest expense	(1)	(1)	(3)	(2)
Depreciation, amortization and accretion	49	50	152	150
EBITDA (Non-GAAP)	78	72	243	245
Add back or deduct:
(Gain) loss on asset disposals, net	—	—	1	(7)
Adjusted EBITDA (Non-GAAP)	78	73	243	238
Deduct:
Interest and dividend income	1	3	4	9
Other, net	—	—	(1)	—
Adjusted OIBDA (Non-GAAP)	78	69	240	228
Deduct:
Depreciation, amortization and accretion	49	50	152	150
(Gain) loss on asset disposals, net	—	—	1	(7)
Operating income (GAAP)	$28	$20	$87	$86
Numbers may not foot due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
WIRELINE	2020	2019	2020	2019
(Dollars in millions)
Income before income taxes (GAAP)	$24	$20	$79	$88
Add back:
Interest expense	(1)	(1)	(3)	(2)
Depreciation, amortization and accretion	30	33	94	99
EBITDA (Non-GAAP)	53	52	169	185
Add back or deduct:
(Gain) loss on asset disposals, net	—	—	—	(8)
Adjusted EBITDA (Non-GAAP)	53	52	169	177
Deduct:
Interest and dividend income	1	3	4	8
Other, net	—	—	(1)	—
Adjusted OIBDA (Non-GAAP)	53	49	167	168
Deduct:
Depreciation, amortization and accretion	30	33	94	99
(Gain) loss on asset disposals, net	—	—	—	(8)
Operating income (GAAP)	$23	$16	$73	$78
Numbers may not foot due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
CABLE	2020	2019	2020	2019
(Dollars in millions)
Income before income taxes (GAAP)	$5	$4	$15	$9
Add back:
Depreciation, amortization and accretion	20	17	59	51
EBITDA (Non-GAAP)	25	21	73	61
Add back or deduct:
(Gain) loss on asset disposals, net	—	—	1	1
Adjusted EBITDA (Non-GAAP)	25	21	74	61
Deduct:
Interest and dividend income	—	—	1	1
Adjusted OIBDA (Non-GAAP)	25	20	73	60
Deduct:
Depreciation, amortization and accretion	20	17	59	51
(Gain) loss on asset disposals, net	—	—	1	1
Operating income (GAAP)	$5	$3	$14	$8
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

	Nine Months Ended September 30,
	2020	2019
(Dollars in millions)
Cash flows from operating activities (GAAP)	$1,166	$874
Less: Cash paid for additions to property, plant and equipment	914	631
Free cash flow (Non-GAAP)	$252	$243

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
Regulatory Matters
5G Fund
On October 27, 2020, the FCC adopted rules creating the 5G Fund for Rural America, which will distribute up to $9 billion over ten years to bring 5G wireless broadband connectivity to rural America. The 5G Fund will be implemented through a two-phase competitive process, using multi-round auctions to award support. The winning bidders will be required to meet certain minimum speed requirements and interim and final deployment milestones. The order provides that the 5G Fund be in lieu of the previously proposed fund (the Phase II Connect America Mobility Fund) for the development of 4G LTE. The order also provides that over time a growing percentage of the legacy support a carrier receives must be used for 5G deployment.
UScellular cannot predict at this time when the 5G fund auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the 5G fund auction will provide opportunities to UScellular to offset any loss in existing support.
FCC Rulemaking - Restoring Internet Freedom
In December 2017, the FCC approved rules reversing or revising decisions made in the FCC’s 2015 Open Internet and Title II Order (Restoring Internet Freedom). The 2017 action reversed the FCC’s 2015 decision to reclassify Broadband Internet Access Services as telecommunications services subject to regulation under Title II of the Telecommunications Act. The 2017 action also reversed the FCC’s 2015 restrictions on blocking, throttling and paid prioritization, and modified transparency rules relating to such practices. Several parties filed suit in federal court challenging the 2017 actions. On October 1, 2019, the Court of Appeals for the D.C. Circuit issued an order reaffirming the FCC in most respects, but limiting the FCC's ability to preempt state and local net neutrality laws. On February 19, 2020, the FCC issued a Public Notice seeking comment on three issues under further consideration by the FCC based on a recent D.C. Circuit decision. On October 27, 2020, the FCC adopted an Order on Remand in response to the U.S. Court of Appeals for the D.C. Circuit’s remand on the three issues under further consideration by the FCC and found no basis to alter the FCC’s conclusions in the Restoring Internet Freedom Order.
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
Spectrum Auctions
On July 11, 2019, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103). On March 12, 2020, the FCC announced by public notice that UScellular was the provisional winning bidder for 237 wireless spectrum licenses for a purchase price of $146 million. In June 2020, the wireless spectrum licenses from Auction 103 were granted by the FCC.
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million. The wireless spectrum licenses are expected to be granted by the FCC in the fourth quarter of 2020.
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). UScellular filed an application to participate in Auction 107 on September 21, 2020. Bidding in Auction 107 is scheduled to begin on December 8, 2020.
Rural Digital Opportunity Fund
On January 30, 2020, the FCC adopted the Rural Digital Opportunity Fund Report and Order, which establishes the framework for the Rural Digital Opportunity Fund (Auction 904). Auction 904 is a two phase reverse auction to provide funding for high speed fixed broadband service in underserved rural areas. On July 15, 2020, UScellular filed an application to participate in Auction 904. Phase I began on October 29, 2020.

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
▪The impact of the COVID-19 pandemic on TDS' business is uncertain, but depending on its duration and severity it could have a material adverse effect on TDS' business, financial condition or results of operations.
▪Intense competition in the markets in which TDS operates could adversely affect TDS’ revenues or increase its costs to compete.
▪A failure by TDS to successfully execute its business strategy (including planned acquisitions, spectrum acquisitions, fiber builds, divestitures and exchanges) or allocate resources or capital effectively could have an adverse effect on TDS’ business, financial condition or results of operations.
▪Uncertainty in TDS’ future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, other changes in TDS’ performance or market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, and/or reduce or cease share repurchases and/or the payment of dividends.
▪TDS has a significant amount of indebtedness which could adversely affect its financial performance and in turn adversely affect its ability to make payments on its indebtedness, comply with terms of debt covenants and incur additional debt.
▪Changes in roaming practices or other factors could cause TDS’ roaming revenues to decline from current levels, roaming expenses to increase from current levels and/or impact TDS’ ability to service its customers in geographic areas where TDS does not have its own network, which could have an adverse effect on TDS’ business, financial condition or results of operations.
▪A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business, financial condition or results of operations.
▪To the extent conducted by the FCC, TDS may participate in FCC auctions for additional spectrum or for funding in certain Universal Service programs in the future directly or indirectly and, during certain periods, will be subject to the FCC’s anti-collusion rules, which could have an adverse effect on TDS.
▪Failure by TDS to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect TDS’ business, financial condition or results of operations.
▪An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.
▪TDS’ assets and revenue are concentrated primarily in the U.S. telecommunications industry. Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.
▪TDS’ smaller scale relative to larger competitors that may have greater financial and other resources than TDS could cause TDS to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.

▪Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, churn from customer switching activity and other factors, could have an adverse effect on TDS’ business, financial condition or results of operations.
▪Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business.
▪Complexities associated with deploying new technologies present substantial risk and TDS’ investments in unproven technologies may not produce the benefits that TDS expects.
▪TDS receives regulatory support and is subject to numerous surcharges and fees from federal, state and local governments, and the applicability and the amount of the support and fees are subject to great uncertainty, which could have an adverse effect on TDS’ business, financial condition or results of operations.
▪Changes in TDS’ enterprise value, changes in the market supply or demand for wireless spectrum licenses, wireline or cable markets or IT service providers, adverse developments in the businesses or the industries in which TDS is involved and/or other factors could require TDS to recognize impairments in the carrying value of its wireless spectrum licenses, goodwill, franchise rights and/or physical assets or require re-evaluation of the indefinite-lived nature of such assets.
▪Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or wireless spectrum licenses and/or expansion of TDS’ businesses could have an adverse effect on TDS’ business, financial condition or results of operations.
▪A failure by TDS to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network, support and other systems and infrastructure could have an adverse effect on its operations.
▪Difficulties involving third parties with which TDS does business, including changes in TDS’ relationships with or financial or operational difficulties of key suppliers or independent agents and third party national retailers who market TDS’ services, could adversely affect TDS’ business, financial condition or results of operations.
▪TDS has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on TDS’ financial condition or results of operations.
▪A failure by TDS to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, could have an adverse effect on TDS’ business, financial condition or results of operations.
▪TDS has experienced, and in the future expects to experience, cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on TDS' business, financial condition or results of operations.
▪Changes in facts or circumstances, including new or additional information, could require TDS to record adjustments to amounts reflected in the financial statements, which could have an adverse effect on TDS’ business, financial condition or results of operations.
▪Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede TDS’ access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS’ business, financial condition or results of operations.
▪Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’ business, financial condition or results of operations.
▪The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on TDS’ wireless business, financial condition or results of operations.
▪Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent TDS from using necessary technology to provide products or services or subject TDS to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on TDS’ business, financial condition or results of operations.
▪Certain matters, such as control by the TDS Voting Trust and provisions in the TDS Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of TDS or have other consequences.
▪The market price of TDS’ Common Shares is subject to fluctuations due to a variety of factors.
▪Any of the foregoing events or other events could cause revenues, earnings, capital expenditures and/or any other financial or statistical information to vary from TDS’ forward-looking estimates by a material amount.

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
The impact of the global spread of COVID-19 on TDS' future operations is uncertain. Public health emergencies, such as COVID-19, pose the risk that TDS or its associates, agents, partners and suppliers may be unable to conduct business activities for an extended period of time and/or provide the level of service expected. TDS' ability to attract customers, maintain an adequate supply chain and execute on its business strategies and initiatives could be negatively impacted by this outbreak. Additionally, COVID-19 has caused and could continue to cause increased unemployment, economic downturn and credit market deterioration, all of which could negatively impact TDS. The extent of the impact of COVID-19 on TDS' business, financial condition and results of operations will depend on future circumstances, including the severity of the disease, the duration of the outbreak, actions taken by governmental authorities and other possible direct and indirect consequences, all of which are uncertain and cannot be predicted.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2019, for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt. There have been no material changes to such information since December 31, 2019 except the following: in March 2020 TDS borrowed $50 million under its senior term loan credit agreement, in April 2020 UScellular borrowed $125 million under its receivables securitization agreement and in August 2020 UScellular issued $500 million of 6.25% Senior Notes due in 2069. Such transactions changed the weighted average interest rate on long-term debt obligations to 6.3% at September 30, 2020 from 6.7% at December 31, 2019.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2020.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,046	$1,030	$3,088	$3,038
Equipment and product sales	278	291	761	802
Total operating revenues	1,324	1,321	3,849	3,840

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	321	313	919	900
Cost of equipment and products	278	295	765	808
Selling, general and administrative	415	439	1,227	1,260
Depreciation, amortization and accretion	217	237	685	697
(Gain) loss on asset disposals, net	6	6	15	5
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
(Gain) loss on license sales and exchanges, net	—	2	—	—
Total operating expenses	1,237	1,292	3,611	3,669

Operating income	87	29	238	171

Investment and other income (expense)
Equity in earnings of unconsolidated entities	48	44	138	129
Interest and dividend income	4	7	12	24
Gain (loss) on investments	3	—	3	—
Interest expense	(43)	(42)	(119)	(128)
Other, net	—	—	(1)	—
Total investment and other income	12	9	33	25

Income before income taxes	99	38	271	196
Income tax expense	6	15	17	64
Net income	93	23	254	132
Less: Net income attributable to noncontrolling interests, net of tax	15	5	42	22
Net income attributable to TDS shareholders	$78	$18	$212	$110

Basic weighted average shares outstanding	114	115	114	114
Basic earnings per share attributable to TDS shareholders	$0.68	$0.15	$1.85	$0.96

Diluted weighted average shares outstanding	115	116	115	116
Diluted earnings per share attributable to TDS shareholders	$0.66	$0.15	$1.81	$0.93
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Net income	$93	$23	$254	$132
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	1	—	2	1
Comprehensive income	94	23	256	133
Less: Net income attributable to noncontrolling interests, net of tax	15	5	42	22
Comprehensive income attributable to TDS shareholders	$79	$18	$214	$111
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
(Dollars in millions)
Cash flows from operating activities
Net income	$254	$132
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	685	697
Bad debts expense	55	80
Stock-based compensation expense	39	47
Deferred income taxes, net	217	23
Equity in earnings of unconsolidated entities	(138)	(129)
Distributions from unconsolidated entities	118	100
(Gain) loss on asset disposals, net	15	5
(Gain) loss on sale of business and other exit costs, net	—	(1)
(Gain) loss on investments	(3)	—
Other operating activities	1	4
Changes in assets and liabilities from operations
Accounts receivable	26	(42)
Equipment installment plans receivable	13	(42)
Inventory	2	3
Accounts payable	95	(4)
Customer deposits and deferred revenues	(21)	(2)
Accrued taxes	(156)	37
Accrued interest	14	9
Other assets and liabilities	(50)	(43)
Net cash provided by operating activities	1,166	874

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(914)	(631)
Cash paid for licenses	(169)	(257)
Cash received from investments	1	29
Cash paid for investments	(1)	(11)
Cash received from divestitures and exchanges	1	32
Other investing activities	4	1
Net cash used in investing activities	(1,078)	(837)

Cash flows from financing activities
Issuance of long-term debt	675	—
Repayment of long-term debt	(8)	(16)
TDS Common Shares reissued for benefit plans, net of tax payments	(3)	(6)
UScellular Common Shares reissued for benefit plans, net of tax payments	(11)	(8)
Repurchase of TDS Common Shares	(14)	—
Repurchase of UScellular Common Shares	(23)	(21)
Dividends paid to TDS shareholders	(58)	(57)
Payment of debt issuance costs	(23)	(1)
Distributions to noncontrolling interests	(2)	(3)
Other financing activities	1	9
Net cash provided by (used in) financing activities	534	(103)

Net increase (decrease) in cash, cash equivalents and restricted cash	622	(66)

Cash, cash equivalents and restricted cash
Beginning of period	474	927
End of period	$1,096	$861

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2020	December 31, 2019
(Dollars in millions)
Current assets
Cash and cash equivalents	$1,076	$465
Accounts receivable
Customers and agents, less allowances of $69 and $74, respectively	949	1,005
Other, less allowances of $2 and $2, respectively	107	119
Inventory, net	164	169
Prepaid expenses	109	98
Income taxes receivable	226	36
Other current assets	39	29
Total current assets	2,670	1,921

Assets held for sale	19	—

Licenses	2,637	2,480

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $183 and $167, respectively	219	239

Investments in unconsolidated entities	508	488

Property, plant and equipment
In service and under construction	13,375	12,864
Less: Accumulated depreciation and amortization	9,648	9,337
Property, plant and equipment, net	3,727	3,527

Operating lease right-of-use assets	988	972

Other assets and deferred charges	580	607

Total assets[1]	$11,895	$10,781
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2020	December 31, 2019
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$3	$10
Accounts payable	399	374
Customer deposits and deferred revenues	168	189
Accrued interest	24	11
Accrued taxes	63	41
Accrued compensation	107	121
Short-term operating lease liabilities	125	116
Other current liabilities	76	100
Total current liabilities	965	962

Deferred liabilities and credits
Deferred income tax liability, net	893	676
Long-term operating lease liabilities	938	931
Other deferred liabilities and credits	530	481

Long-term debt, net	2,970	2,316

Commitments and contingencies

Noncontrolling interests with redemption features	10	11

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 114 shares (7 Series A Common and 107 Common Shares) and 115 shares (7 Series A Common and 108 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,479	2,468
Treasury shares, at cost, 19 and 18 Common Shares, respectively	(478)	(479)
Accumulated other comprehensive loss	(7)	(9)
Retained earnings	2,809	2,672
Total TDS shareholders' equity	4,804	4,653

Noncontrolling interests	785	751

Total equity	5,589	5,404

Total liabilities and equity[1]	$11,895	$10,781
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of September 30, 2020 and December 31, 2019, include assets held by consolidated variable interest entities (VIEs) of $1,070 million and $915 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of September 30, 2020 and December 31, 2019, include certain liabilities of consolidated VIEs of $19 million and $20 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 10 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2020	$1	$2,472	$(479)	$(7)	$2,751	$4,738	$765	$5,503
Cumulative effect of accounting change	—	—	—	—	1	1	—	1
Net income attributable to TDS shareholders	—	—	—	—	78	78	—	78
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	16	16
TDS Common and Series A Common share dividends ($0.170 per share)	—	—	—	—	(19)	(19)	—	(19)
Dividend reinvestment plan	—	1	1	—	(2)	—	—	—
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	1	—	—	—	1	4	5
Stock-based compensation awards	—	5	—	—	—	5	—	5
September 30, 2020	$1	$2,479	$(478)	$(7)	$2,809	$4,804	$785	$5,589

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
June 30, 2019	$1	$2,438	$(488)	$(10)	$2,684	$4,625	$768	$5,393
Net income attributable to TDS shareholders	—	—	—	—	18	18	—	18
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	5	5
TDS Common and Series A Common share dividends ($0.165 per share)	—	—	—	—	(19)	(19)	—	(19)
Dividend reinvestment plan	—	—	7	—	(3)	4	—	4
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	12	—	—	—	12	(25)	(13)
Stock-based compensation awards	—	6	—	—	—	6	—	6
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
September 30, 2019	$1	$2,456	$(481)	$(10)	$2,680	$4,646	$747	$5,393

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2019	$1	$2,468	$(479)	$(9)	$2,672	$4,653	$751	$5,404
Net income attributable to TDS shareholders	—	—	—	—	212	212	—	212
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	43	43
Other comprehensive income	—	—	—	2	—	2	—	2
TDS Common and Series A Common share dividends ($0.510 per share)	—	—	—	—	(58)	(58)	—	(58)
Repurchase of Common Shares	—	—	(14)	—	—	(14)	—	(14)
Dividend reinvestment plan	—	1	2	—	(1)	2	—	2
Incentive and compensation plans	—	—	13	—	(16)	(3)	—	(3)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(4)	—	—	—	(4)	(7)	(11)
Stock-based compensation awards	—	14	—	—	—	14	—	14
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
September 30, 2020	$1	$2,479	$(478)	$(7)	$2,809	$4,804	$785	$5,589

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

Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements
Note 1 Basis of Presentation
The accounting policies of Telephone and Data Systems, Inc. (TDS) conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ 82%-owned subsidiary, United States Cellular Corporation (UScellular) and TDS’ wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that requires consolidation under GAAP. Intercompany accounts and transactions have been eliminated.
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2020, are UScellular, Wireline, and Cable. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 12 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of September 30, 2020 and December 31, 2019 and its results of operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2020 and September 30, 2019, and its cash flows for the nine months ended September 30, 2020 and September 30, 2019. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2019 except as noted below for the estimation of credit losses.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
(Dollars in millions)
Cash and cash equivalents	$1,076	$465
Restricted cash included in Other current assets	20	9
Cash, cash equivalents and restricted cash in the statement of cash flows	$1,096	$474
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
UScellular’s accounts receivable consist primarily of amounts owed by customers for wireless services and equipment sales, including sales of certain devices and accessories under installment plans, by agents and third-party distributors for sales of equipment to them, by third party vendors and by other wireless carriers whose customers have used UScellular’s wireless systems.

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
Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are point in time.

		TDS Telecom
Three Months Ended September 30, 2020	UScellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$674	$—	$—	$—	$—	$674
Inbound roaming	42	—	—	—	—	42
Residential	—	90	62	152	—	152
Commercial	—	38	11	49	—	49
Wholesale	—	45	—	45	—	45
Other service	39	—	—	—	18	57
Service revenues from contracts with customers	755	172	74	246	18	1,019
Equipment and product sales	252	—	—	—	26	278
Total revenues from contracts with customers	1,007	173	74	246	44	1,297
Operating lease income	20	—	—	1	6	27
Total operating revenues	$1,027	$173	$74	$247	$50	$1,324

		TDS Telecom
Three Months Ended September 30, 2019	UScellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$663	$—	$—	$—	$—	$663
Inbound roaming	54	—	—	—	—	54
Residential	—	83	52	135	—	135
Commercial	—	41	10	52	—	52
Wholesale	—	44	—	44	—	44
Other service	34	—	—	—	19	53
Service revenues from contracts with customers	751	168	62	230	19	1,001
Equipment and product sales	257	—	—	—	34	291
Total revenues from contracts with customers	1,008	168	62	230	53	1,292
Operating lease income	23	1	1	1	5	29
Total operating revenues	$1,031	$169	$62	$231	$59	$1,321

		TDS Telecom
Nine Months Ended September 30, 2020	UScellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,004	$—	$—	$—	$—	$2,004
Inbound roaming	119	—	—	—	—	119
Residential	—	260	182	441	—	441
Commercial	—	115	33	149	—	149
Wholesale	—	135	—	135	—	135
Other service	110	—	—	—	51	161
Service revenues from contracts with customers	2,233	510	215	725	51	3,009
Equipment and product sales	674	1	—	1	86	761
Total revenues from contracts with customers	2,907	511	215	726	137	3,770
Operating lease income	57	1	1	2	20	79
Total operating revenues	$2,964	$512	$216	$728	$157	$3,849

		TDS Telecom
Nine Months Ended September 30, 2019	UScellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,984	$—	$—	$—	$—	$1,984
Inbound roaming	132	—	—	—	—	132
Residential	—	245	152	397	—	397
Commercial	—	127	32	159	—	159
Wholesale	—	137	—	137	—	137
Other service	101	—	—	(1)	54	154
Service revenues from contracts with customers	2,217	510	183	692	54	2,963
Equipment and product sales	698	1	—	1	103	802
Total revenues from contracts with customers	2,915	511	184	693	157	3,765
Operating lease income	55	1	1	2	18	75
Total operating revenues	$2,970	$512	$184	$695	$175	$3,840
Numbers may not foot due to rounding.
1TDS Telecom Total includes eliminations between the Wireline and Cable segments.
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

	September 30, 2020	December 31, 2019
(Dollars in millions)
Contract assets	$13	$10
Contract liabilities	$189	$197

Revenue recognized related to contract liabilities existing at January 1, 2020 was $159 million for the nine months ended September 30, 2020.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of September 30, 2020 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2020	$194
2021	230
Thereafter	272
Total	$696

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

	September 30, 2020	December 31, 2019
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$137	$146
Fulfillment costs
Installation costs	11	11
Total contract cost assets	$148	$157
Amortization of contract cost assets was $30 million and $91 million for the three and nine months ended September 30, 2020, respectively, and $31 million and $95 million for the three and nine months ended September 30, 2019, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.
Note 3 Fair Value Measurements
As of September 30, 2020 and December 31, 2019, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	September 30, 2020		December 31, 2019
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Cash and cash equivalents	1	$1,076	$1,076	$465	$465
Long-term debt
Retail	2	2,253	2,334	1,753	1,796
Institutional	2	535	709	534	594
Other	2	259	259	84	84
The fair values of Cash and cash equivalents and Short-term investments approximate their book values due to the short-term nature of these financial instruments. Long-term debt excludes lease obligations, other installment arrangements, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and UScellular’s 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes, 6.25% Senior Notes issued in August 2020 and 6.95% Senior Notes. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of senior term loan credit agreements, receivables securitization agreement and other borrowings with financial institutions. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.25% to 4.50% and 3.55% to 6.25% at September 30, 2020 and December 31, 2019, respectively.

Note 4 Equipment Installment Plans
UScellular sells devices to customers under equipment installment plans over a specified time period. For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.
The following table summarizes equipment installment plan receivables as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
(Dollars in millions)
Equipment installment plan receivables, gross	$951	$1,008
Allowance for credit losses	(75)	(84)
Equipment installment plan receivables, net	$876	$924

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$568	$587
Other assets and deferred charges (Non-current portion)	308	337
Equipment installment plan receivables, net	$876	$924
UScellular uses various inputs, including internal data, information from credit bureaus and other sources, to evaluate the credit profiles of its customers. From this evaluation, a credit class is assigned to the customer that determines the number of eligible lines, the amount of credit available, and the down payment requirement, if any. These credit classes are grouped into four credit categories: lowest risk, lower risk, slight risk and higher risk. A customer's assigned credit class is reviewed periodically and a change is made, if appropriate. An equipment installment plan billed amount is considered past due if not paid within 30 days. The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	September 30, 2020					December 31, 2019
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$767	$95	$22	$10	$894	$812	$99	$23	$8	$942
Billed — current	34	4	1	1	40	37	5	2	1	45
Billed — past due	8	5	2	2	17	11	6	3	1	21
Total	$809	$104	$25	$13	$951	$860	$110	$28	$10	$1,008
The balance of the equipment installment plan receivables as of September 30, 2020 on a gross basis by year of origination were as follows:

	2017	2018	2019	2020	Total
(Dollars in millions)
Lowest Risk	$1	$84	$337	$387	$809
Lower Risk	—	7	39	58	104
Slight Risk	—	2	9	14	25
Higher Risk	—	—	4	9	13
Total	$1	$93	$389	$468	$951
Activity for the nine months ended September 30, 2020 and September 30, 2019, in the allowance for credit losses for equipment installment plan receivables was as follows:

	September 30, 2020	September 30, 2019
(Dollars in millions)
Allowance for credit losses, beginning of period	$84	$77
Bad debts expense	34	60
Write-offs, net of recoveries	(43)	(55)
Allowance for credit losses, end of period	$75	$82

Note 5 Income Taxes
The effective tax rate on Income before income taxes was 5.8% and 6.5% for the three and nine months ended September 30, 2020, respectively, and 39.1% and 32.8%, for the three and nine months ended September 30, 2019, respectively. The lower effective tax rate in 2020 as compared to 2019 is due primarily to the income tax benefits of the CARES Act enacted on March 27, 2020.
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
The amounts used in computing basic and diluted earnings per share attributable to TDS shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars and shares in millions, except per share amounts)
Net income attributable to TDS shareholders used in basic earnings per share	$78	$18	$212	$110
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(2)	(1)	(3)	(2)
Net income attributable to TDS shareholders used in diluted earnings per share	$76	$17	$209	$108

Weighted average number of shares used in basic earnings per share:
Common Shares	107	108	107	107
Series A Common Shares	7	7	7	7
Total	114	115	114	114

Effects of dilutive securities	1	1	1	2
Weighted average number of shares used in diluted earnings per share	115	116	115	116

Basic earnings per share attributable to TDS shareholders	$0.68	$0.15	$1.85	$0.96

Diluted earnings per share attributable to TDS shareholders	$0.66	$0.15	$1.81	$0.93
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded was 4 million for both the three and nine months ended September 30, 2020, and 3 million and less than 1 million for the three and nine months ended September 30, 2019, respectively.

Note 7 Intangible Assets
Activity related to Licenses for the nine months ended September 30, 2020, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2019	$2,480
Acquisitions	171
Transferred to Assets held for sale	(18)
Capitalized interest	4
Balance at September 30, 2020	$2,637
In March 2020, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 237 wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103) for $146 million. In June 2020, the wireless spectrum licenses from Auction 103 were granted by the FCC.
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

	September 30, 2020	December 31, 2019
(Dollars in millions)
Equity method investments	$487	$467
Measurement alternative method investments	21	21
Total investments in unconsolidated entities	$508	$488
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Dollars in millions)
Revenues	$1,640	$1,721	$4,889	$5,077
Operating expenses	1,142	1,247	3,407	3,660
Operating income	498	474	1,482	1,417
Other income (expense), net	(3)	(2)	(2)	(4)
Net income	$495	$472	$1,480	$1,413

Note 9 Debt
Term Loan
In March 2020, TDS borrowed $50 million on its senior term loan credit agreement. This agreement was entered into in January 2020 and amended in March 2020. The interest rate on outstanding borrowings is at a rate of LIBOR plus 200 basis points. Principal reductions are due and payable in quarterly installments of $0.5 million beginning in June 2021. The remaining unpaid balance will be due and payable in January 2027. TDS believes that it was in compliance with all of the financial covenants and other requirements set forth in its senior term loan credit agreement as of September 30, 2020.
Receivables Securitization Agreement
In April 2020, UScellular borrowed $125 million under its receivables securitization agreement, which permits securitized borrowings using its equipment installment plan receivables. The outstanding borrowings bear interest at floating rates. In October 2020, UScellular amended and restated its receivables securitization agreement to increase its total borrowing capacity to $300 million and extend the expiration date of the agreement to December 2022. There were no significant changes to other key terms of the receivables securitization agreement. UScellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its receivables securitization agreement as of September 30, 2020. As of September 30, 2020, the USCC Master Note Trust held $222 million of assets available to be pledged as collateral for the receivables securitization agreement.
Other Long-Term Debt
In August 2020, UScellular issued $500 million of 6.25% Senior Notes due in 2069, and received cash proceeds of $483 million after payment of debt issuance costs of $17 million. These funds will be used for general corporate purposes. Interest on the Senior Notes is payable quarterly beginning in December 2020. UScellular may redeem the Senior Notes, in whole or in part, at any time after September 2025 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.
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
During 2017, UScellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the USCC Master Note Trust (Trust), collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, UScellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of UScellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that UScellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, UScellular is deemed to have a controlling financial interest in the SPEs and, therefore, consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables.
The following VIEs were formed to participate in FCC auctions of wireless spectrum licenses and to fund, establish, and provide wireless service with respect to any FCC wireless spectrum licenses won in the auctions:
▪Advantage Spectrum, L.P. (Advantage Spectrum) and Sunshine Spectrum, Inc., the general partner of Advantage Spectrum; and
▪King Street Wireless, L.P. (King Street Wireless) and King Street Wireless, Inc., the general partner of King Street Wireless.
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

TDS also consolidates other VIEs that are limited partnerships that provide wireless service. A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner. For certain limited partnerships, UScellular is the general partner and manages the operations. In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner. Therefore, these limited partnerships also are recognized as VIEs and are consolidated under the variable interest model.
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30, 2020	December 31, 2019
(Dollars in millions)
Assets
Cash and cash equivalents	$19	$19
Accounts receivable	618	637
Inventory, net	3	5
Other current assets	18	7
Assets held for sale	18	—
Licenses	637	647
Property, plant and equipment, net	108	95
Operating lease right-of-use assets	42	42
Other assets and deferred charges	317	347
Total assets	$1,780	$1,799

Liabilities
Current liabilities	$26	$30
Long-term operating lease liabilities	38	39
Other deferred liabilities and credits	20	13
Total liabilities	$84	$82
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
TDS’ total investment in these unconsolidated entities was $5 million at both September 30, 2020 and December 31, 2019, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $113 million and $229 million, during the nine months ended September 30, 2020 and 2019, respectively, of which $79 million in 2020 and $199 million in 2019, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. The general partner’s put option related to its interest in Advantage Spectrum will be exercisable in 2021, and if not exercised at that time, will be exercisable in 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to TDS, is recorded as Noncontrolling interests with redemption features in TDS’ Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in TDS’ Consolidated Statement of Operations.

Note 11 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Nine Months Ended September 30,	2020	2019
(Dollars in millions)
Net income attributable to TDS shareholders	$212	$110
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(38)	(23)
Change in TDS' Capital in excess of par value from UScellular's repurchases of UScellular shares	14	6
Net transfers (to) from noncontrolling interests	(24)	(17)
Changes from net income attributable to TDS shareholders and transfers (to) from noncontrolling interests	$188	$93

Note 12 Business Segment Information
UScellular and TDS Telecom are billed for services they receive from TDS, consisting primarily of information processing, accounting and finance, and general management services. Such billings are based on expenses specifically identified to UScellular and TDS Telecom and on allocations of common expenses. Management believes the method used to allocate common expenses is reasonable and that all expenses and costs applicable to UScellular and TDS Telecom are reflected in the accompanying business segment information on a basis that is representative of what they would have been if UScellular and TDS Telecom operated on a stand-alone basis.
Financial data for TDS’ reportable segments for the three and nine month periods ended, or as of September 30, 2020 and September 30, 2019, is as follows. See Note 1 — Basis of Presentation for additional information.

		TDS Telecom
Three Months Ended or as of September 30, 2020	UScellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$775	$173	$74	$247	$24	$1,046
Equipment and product sales	252	—	—	—	26	278
Total operating revenues	1,027	173	74	247	50	1,324
Cost of services (excluding Depreciation, amortization and accretion reported below)	203	69	31	100	18	321
Cost of equipment and products	257	—	—	—	21	278
Selling, general and administrative	335	51	18	69	11	415
Depreciation, amortization and accretion	161	30	20	49	7	217
(Gain) loss on asset disposals, net	6	—	—	—	—	6
Operating income (loss)	65	23	5	28	(6)	87
Equity in earnings of unconsolidated entities	48	—	—	—	—	48
Interest and dividend income	2	1	—	1	1	4
Gain (loss) on investments	3	—	—	—	—	3
Interest expense	(29)	1	—	1	(15)	(43)
Income (loss) before income taxes	89	24	5	29	(19)	99
Income tax expense (benefit)[2]	4			4	(2)	6
Net income (loss)	85			25	(17)	93
Add back:
Depreciation, amortization and accretion	161	30	20	49	7	217
(Gain) loss on asset disposals, net	6	—	—	—	—	6
Gain (loss) on investments	(3)	—	—	—	—	(3)
Interest expense	29	(1)	—	(1)	15	43
Income tax expense (benefit)[2]	4			4	(2)	6
Adjusted EBITDA[3]	$282	$53	$25	$78	$2	$362

Investments in unconsolidated entities	$467	$4	$—	$4	$37	$508
Total assets	$9,180	$1,539	$721	$2,250	$465	$11,895
Capital expenditures	$216	$74	$18	$92	$2	$310

		TDS Telecom
Three Months Ended or as of September 30, 2019	UScellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$774	$169	$62	$231	$25	$1,030
Equipment and product sales	257	—	—	—	34	291
Total operating revenues	1,031	169	62	231	59	1,321
Cost of services (excluding Depreciation, amortization and accretion reported below)	199	68	27	94	20	313
Cost of equipment and products	266	—	—	—	29	295
Selling, general and administrative	358	52	15	67	14	439
Depreciation, amortization and accretion	181	33	17	50	6	237
(Gain) loss on asset disposals, net	5	—	—	—	1	6
(Gain) loss on license sales and exchanges, net	2	—	—	—	—	2
Operating income (loss)	20	16	3	20	(11)	29
Equity in earnings of unconsolidated entities	44	—	—	—	—	44
Interest and dividend income	4	3	—	3	—	7
Interest expense	(29)	1	—	1	(14)	(42)
Income (loss) before income taxes	39	20	4	24	(25)	38
Income tax expense (benefit)[2]	15			5	(5)	15
Net income (loss)	24			18	(19)	23
Add back:
Depreciation, amortization and accretion	181	33	17	50	6	237
(Gain) loss on asset disposals, net	5	—	—	—	1	6
(Gain) loss on license sales and exchanges, net	2	—	—	—	—	2
Interest expense	29	(1)	—	(1)	14	42
Income tax expense (benefit)[2]	15			5	(5)	15
Adjusted EBITDA[3]	$256	$52	$21	$73	$(4)	$325

Investments in unconsolidated entities	$471	$4	$—	$4	$36	$511
Total assets	$8,291	$1,430	$644	$2,066	$524	$10,881
Capital expenditures	$170	$61	$20	$81	$2	$253

		TDS Telecom
Nine Months Ended or as of September 30, 2020	UScellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,290	$511	$216	$727	$71	$3,088
Equipment and product sales	674	1	—	1	86	761
Total operating revenues	2,964	512	216	728	157	3,849
Cost of services (excluding Depreciation, amortization and accretion reported below)	580	197	91	287	52	919
Cost of equipment and products	692	1	—	1	72	765
Selling, general and administrative	994	148	52	200	33	1,227
Depreciation, amortization and accretion	516	94	59	152	17	685
(Gain) loss on asset disposals, net	14	—	1	1	—	15
Operating income (loss)	168	73	14	87	(17)	238
Equity in earnings of unconsolidated entities	137	—	—	—	1	138
Interest and dividend income	6	4	1	4	2	12
Gain (loss) on investments	3	—	—	—	—	3
Interest expense	(76)	3	—	3	(46)	(119)
Other, net	—	(1)	—	(1)	—	(1)
Income (loss) before income taxes	238	79	15	94	(61)	271
Income tax expense (benefit)[2]	11			13	(7)	17
Net income (loss)	227			81	(54)	254
Add back:
Depreciation, amortization and accretion	516	94	59	152	17	685
(Gain) loss on asset disposals, net	14	—	1	1	—	15
Gain (loss) on investments	(3)	—	—	—	—	(3)
Interest expense	76	(3)	—	(3)	46	119
Income tax expense (benefit)[2]	11			13	(7)	17
Adjusted EBITDA[3]	$841	$169	$74	$243	$3	$1,087

Capital expenditures	$621	$171	$49	$221	$7	$849

		TDS Telecom
Nine Months Ended or as of September 30, 2019	UScellular	Wireline	Cable	TDS Telecom Total[1]	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,272	$512	$183	$694	$72	$3,038
Equipment and product sales	698	1	—	1	103	802
Total operating revenues	2,970	512	184	695	175	3,840
Cost of services (excluding Depreciation, amortization and accretion reported below)	568	195	79	274	58	900
Cost of equipment and products	724	1	—	1	83	808
Selling, general and administrative	1,027	148	44	193	40	1,260
Depreciation, amortization and accretion	524	99	51	150	23	697
(Gain) loss on asset disposals, net	13	(8)	1	(7)	(1)	5
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	—	—	(1)
Operating income (loss)	115	78	8	86	(30)	171
Equity in earnings of unconsolidated entities	128	—	—	—	1	129
Interest and dividend income	14	8	1	9	1	24
Interest expense	(87)	2	—	2	(43)	(128)
Income (loss) before income taxes	170	88	9	97	(71)	196
Income tax expense (benefit)[2]	55			23	(14)	64
Net income (loss)	115			74	(57)	132
Add back:
Depreciation, amortization and accretion	524	99	51	150	23	697
(Gain) loss on asset disposals, net	13	(8)	1	(7)	(1)	5
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	—	—	(1)
Interest expense	87	(2)	—	(2)	43	128
Income tax expense (benefit)[2]	55			23	(14)	64
Adjusted EBITDA[3]	$793	$177	$61	$238	$(6)	$1,025

Capital expenditures	$467	$145	$48	$193	$4	$664
Numbers may not foot due to rounding.
1TDS Telecom Total includes eliminations between the Wireline and Cable segments.
2Income tax expense (benefit) is not provided at the individual segment level for Wireline and Cable. TDS calculates income tax expense for “TDS Telecom Total".
3Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is a segment measure reported to the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance. Adjusted EBITDA is defined as net income, adjusted for the items set forth in the reconciliation above. TDS believes Adjusted EBITDA is a useful measure of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented above as they provide additional relevant and useful information to investors and other users of TDS' financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance.

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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the nine months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified TDS that it was conducting inquiries of UScellular and TDS under the federal False Claims Act relating to UScellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. UScellular is/was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties. In November and December 2019, following the DOJ’s investigation, the DOJ informed TDS and UScellular that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs filed amended complaints in both actions in the U.S. District Court for the Western District of Oklahoma and are continuing the action on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. TDS and UScellular believe that UScellular’s arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, TDS cannot predict the outcome of any proceeding.
Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2019, for additional information. There have been no material changes to such information since December 31, 2019.

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2020.
The maximum dollar value of shares that may yet be purchased under this program was $185 million as of September 30, 2020. There were no purchases made by or on behalf of TDS, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Exhibits

Exhibit Number	Description of Documents

Exhibit 4.1
Form of Ninth Supplemental Indenture dated as of August 12, 2020, between UScellular and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of UScellular's 6.25% Senior Notes due 2069, is hereby incorporated by reference to Exhibit 2 to UScellular's Registration Statement on Form 8-A dated August 12, 2020.

Exhibit 4.2
Amended and Restated Series 2017-VFN Indenture Supplement by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, and U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.1 from UScellular's Form 8-K dated October 23, 2020.

Exhibit 4.3
Supplemental Indenture No. 2 by and among USCC Master Note Trust, USCC Services LLC, U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.2 from UScellular's Form 8-K dated October 23, 2020.

Exhibit 10.1
UScellular 2013 Long-Term Incentive Plan 2020 Accomplishment Award Agreement for UScellular's President and CEO is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2020.

Exhibit 10.2
Amended and Restated Series 2017-VFN Note Purchase Agreement by and among USCC Receivables Funding LLC, as Transferor, USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, UScellular as Performance Guarantor, and Royal Bank of Canada, as Administrative Agent for owners of the notes, dated October 23, 2020, is hereby incorporated by reference to Exhibit 10.1 from UScellular's Form 8-K dated October 23, 2020.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	November 5, 2020	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	November 5, 2020	/s/ Peter L. Sereda
Peter L. Sereda Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	November 5, 2020	/s/ Anita J. Kroll
Anita J. Kroll Vice President - Controller and Chief Accounting Officer (principal accounting officer)