Form 10-K
period 2020-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2021-02-18
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer	☒	Accelerated filer			☐
Non-accelerated filer	☐	Smaller reporting company			☐
		Emerging growth company			☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.					☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes	☐	No	☒
As of June 30, 2020, the aggregate market values of the registrant’s Common Shares and Series A Common Shares held by non-affiliates were approximately $1 billion and less than $1 million, respectively. For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of Telephone and Data Systems, Inc. (TDS) is an affiliate. The June 30, 2020, closing price of the Common Shares was $19.88 as reported by the New York Stock Exchange. Because trading in the Series A Common Shares is infrequent, the registrant has assumed for purposes hereof that each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares are convertible on a share-for-share basis into Common Shares.
The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2021, is 107,084,600 Common Shares, $.01 par value, and 7,281,200 Series A Common Shares, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant's 2020 Annual Report to Shareholders (Annual Report), filed as Exhibit 13 hereto, and of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 30, 2021, for the 2021 Annual Meeting of Shareholders scheduled to be held May 20, 2021, are herein incorporated by reference into Parts II and III of this report.

Telephone and Data Systems, Inc.
Annual Report on Form 10-K
For the Period Ended December 31, 2020

Telephone and Data Systems, Inc. 30 NORTH LASALLE STREET, SUITE 4000, CHICAGO, ILLINOIS 60602 TELEPHONE (312) 603-1900
PART I
Item 1. Business
Telephone and Data Systems, Inc. (TDS) provides high-quality communications services to customers with 5.0 million wireless connections and 1.2 million wireline and cable connections at December 31, 2020. TDS conducts all of its wireless operations through its majority-owned subsidiary, United States Cellular Corporation (UScellular). As of December 31, 2020, TDS owned 82% of the combined total of the outstanding Common Shares and Series A Common Shares of UScellular and controlled 96% of the combined voting power of both classes of UScellular common stock. TDS provides broadband, video and voice services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS Common Shares trade under the ticker symbol “TDS” on the New York Stock Exchange (NYSE). UScellular Common Shares trade on the NYSE under the ticker symbol “USM.”
Under listing standards of the NYSE, TDS is a “controlled company” as such term is defined by the NYSE. TDS is a controlled company because over 50% of the voting power for the election of directors of TDS is held by the trustees of the TDS Voting Trust.
TDS has three business segments: UScellular and TDS Telecom’s Wireline and Cable. TDS operations also include the operations of its wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned printing subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS' and Suttle-Straus’ financial results were not significant to TDS’ operations. TDS operates entirely in the United States. Additional information about TDS’ segments is incorporated herein by reference from Note 19 — Business Segment Information in TDS’ Annual Report to Shareholders, filed as Exhibit 13 hereto.
The map below highlights TDS’ consolidated areas of operations:

UScellular operations
Wireline operations
Cable operations
HMS operations
TDS headquarters, Chicago, IL

UScellular OPERATIONS
General
UScellular provides wireless telecommunications services to customers with 5.0 million connections in portions of 21 states collectively representing a total population of 31 million. UScellular operates in one reportable segment, and all of its wireless operating markets are in the United States.
Business Development and Community Focus
UScellular’s strategy is to attract and retain customers through a value proposition comprising a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus.
UScellular operates a regional wireless network. UScellular’s interests in wireless spectrum licenses include both direct interests whereby UScellular is the licensee and investment interests in entities which are licensees; together, these direct and investment interests involve operating and non-operating wireless spectrum licenses covering portions of 30 states and a total population of approximately 51 million at December 31, 2020.
As part of its business development strategy, UScellular may periodically be engaged in negotiations relating to strategic partnerships and/or the acquisition, exchange or disposition of companies, strategic properties, investment interests or wireless spectrum, including through FCC auctions. The FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. Historically, UScellular has participated in certain FCC auctions both directly and indirectly through its limited partnership interests.
UScellular has a longstanding commitment to supporting its local communities through donations and volunteerism. UScellular focuses its Corporate Social Responsibility program on philanthropic investments and volunteer engagement activities on K-12 STEM (Science, Technology, Engineering and Math) to support youth in the communities UScellular serves through exclusive partnerships with organizations such as Boys & Girls Clubs of America and JASON Learning. Since 2015, The Future of Good program has demonstrated UScellular's commitment to the communities that it serves by highlighting and supporting young humanitarians that have taken extraordinary actions to make their communities a better place. In 2020, UScellular began exploring ways to leverage its assets, brand, partnerships, and resources to begin to close the digital divide with a focus on ensuring all youth in its markets have reliable and fast internet access in school and at home.
Customers, Services, Products and Seasonality
Customers. UScellular focuses on consumer, business and government customers located in its operating markets. These customers are served primarily through UScellular’s retail and direct sales channels.
Services. UScellular provides a wide variety of wireless services accessible on a broad range of devices. Customers can obtain wireless services on a postpaid or prepaid basis. A single account may include monthly wireless services for a variety of handsets and connected devices. A postpaid connection represents an individual line of service for a device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. UScellular’s prepaid service enables individuals to obtain services without credit verification by paying for all services in advance. Approximately 90% of retail connections were postpaid connections as of December 31, 2020.
UScellular offers various service plans tailored to the needs of customers. Depending on those needs at a particular time, service plans may include features related to, among other things: unlimited or metered voice and data; high definition video features; the ability to use a device as a Wi-Fi hotspot; and varying data rates depending on the plan and usage on that plan. Service offerings vary from time to time based on customer needs, technology changes and market conditions - and may be provided as standard plans or as part of limited time promotional offers.
UScellular offers advanced wireless solutions to consumers and business and government customers, including a fast-growing and expansive suite of connected Internet of things (IoT) solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms), communication (e.g., enterprise messaging, back-up router for business continuity services), asset management (e.g., navigation system, fleet management), smart water solutions, and custom, bespoke end-to-end IoT solutions et al. Additionally, for first responders, UScellular offers both Wireless Priority Services (WPS) and Quality Priority and Preemption (QPP) options. UScellular intends to continue to further enhance these offerings for customers in 2021 and beyond.
Products. UScellular offers a comprehensive range of devices such as smartphones and other handsets, tablets, wearables, mobile hotspots, routers, and IoT devices. In addition, UScellular also offers a wide range of accessories, including wireless essentials such as cases, screen protectors, chargers, and memory cards as well as an assortment of consumer electronics such as headphones, smart speakers, and home automation and business management solutions (e.g., cameras, video doorbells, networking and monitoring devices). UScellular allows customers to purchase certain devices and accessories on installment plans, allowing for customers to pay over a specified period of time.

UScellular also offers services that enable customers to replace or repair their devices, including the Device Protection+ program, which provides as soon as next-day delivery of a replacement device for damaged, lost and stolen devices, and AppleCare services for Apple iOS customers. Its Device Protection+ Advanced program also includes local or on-demand repair for eligible devices. In addition, UScellular offers a Trade-In program through which UScellular buys customers' used equipment.
UScellular purchases devices and accessory products from a number of original equipment manufacturers and distributors. UScellular manages relationships with its suppliers to ensure best possible pricing and identifies opportunities for promotional support from its suppliers. UScellular does not own significant product warehousing and distribution infrastructure; rather, it contracts with third party providers for the majority of its product warehousing, distribution and direct customer fulfillment activities. UScellular also contracts with third party providers for services related to its device service programs.
Seasonality. Seasonality in operating expenses may cause operating income to vary from quarter to quarter. UScellular’s operating expenses tend to be higher in the fourth quarter due to increased marketing and promotional activities during the holiday season.
Sales and Distribution Channels
UScellular supports a multi-faceted distribution program, including retail sales, direct sales, telesales, ecommerce, independent agents and third-party national retailers.
Company retail store locations are designed to market wireless services and products to the consumer and small business segments in a setting familiar to these types of customers. Direct sales representatives sell traditional wireless services as well as IoT and machine-to-machine (M2M) products and solutions to medium and large-sized businesses and governmental entities. Additionally, the telesales and ecommerce channels enable customers to purchase services and devices via phone and online, respectively.
UScellular has relationships with exclusive and non-exclusive agents (collectively “agents”), which are independent businesses that obtain customers for UScellular on a commission basis. UScellular provides support and training to its agents to increase customer satisfaction and to ensure a consistent customer experience. UScellular’s agents are generally in the business of selling wireless devices, wireless service plans and other related products.
In order to expand its retail presence, UScellular also maintains relationships with national retailers. National retailers sell prepaid devices, and some also sell postpaid devices.
Competition
The wireless telecommunication industry is highly competitive. UScellular competes directly with several wireless service providers in each of its markets. In general, there are between two and four competitors in each wireless market in which UScellular provides service, excluding resellers and mobile virtual network operators (MVNOs). In its footprint, UScellular competes to varying degrees against each of the national wireless companies: Verizon, AT&T, T-Mobile USA, and an emerging Dish as the fourth national carrier, in addition to smaller regional carriers in specific areas of its footprint. In addition, UScellular competes with other companies that use alternative communication technology and services to provide similar services and products.
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
Technology
Network Technology. Wireless telecommunication systems transmit voice and data signals over networks of radio towers using radio spectrum licensed by the FCC. Access to local, regional, national and worldwide telecommunications networks is provided through system interconnections. A high-quality network, supported by continued investments in that network, is an important factor for UScellular to remain competitive.
UScellular continues to devote efforts to enhance its network capabilities. UScellular has completed its deployment of VoLTE technology. VoLTE technology allows customers to utilize a 4G LTE network for both voice and data services and offers enhanced services such as high definition voice and simultaneous voice and data sessions.
5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high band spectrum, which it will deploy in the future to further enable the delivery of 5G services. UScellular has launched commercial 5G services in portions of California, Illinois, Iowa, Kansas, Maine, Maryland, Missouri, Nebraska, New Hampshire, North Carolina, Oklahoma, Oregon, Tennessee, Texas, Virginia, Washington, West Virginia and Wisconsin and will continue to launch in additional areas in the coming years. In addition to the deployment of 5G technology, UScellular is also modernizing its 4G LTE network to further enhance 4G LTE speeds.
Roaming. Inter-carrier roaming agreements are negotiated between wireless operators to enable customers who are in a service area other than the customer’s home service area to use wireless services in that service area. UScellular has entered into 4G LTE and VoLTE roaming agreements with national wireless companies and, as a result, customers have access to these services on a nationwide basis. In addition, UScellular offers a variety of international roaming options. UScellular is pursuing and expects to introduce 5G roaming in 2021.

TDS TELECOM OPERATIONS
General
TDS Telecom provides communications services to 1.2 million connections in 32 states. TDS Telecom operates through two reportable segments: Wireline and Cable. TDS Telecom has a common growth strategy across all of its businesses to provide high-speed broadband services bundled with video and voice services. TDS Telecom strives to be the dominant broadband provider in the markets it serves by investing into high-quality networks and providing excellent customer service.
Operations
TDS Telecom operates as an Incumbent Local Exchange Carrier (ILEC) in 25 states and as a Competitive Local Exchange Carrier (CLEC) in Illinois, Michigan, Minnesota, and Wisconsin. Wireline operations are located across nearly 900 rural, suburban, and metropolitan communities within the U.S, with the largest concentrations of customers in the Upper Midwest and the Southeast. TDS Telecom’s cable business leverages its Wireline core competencies in network management and customer focus and operates under two brand names: TDS Cable in Colorado, New Mexico, Texas, and Utah; and BendBroadband in Oregon. On December 31, 2019, TDS Telecom extended its Cable operations into North Carolina through the acquisition of substantially all the assets of MI Connection Communications System, dba Continuum.
TDS Telecom is also investing in a fiber-to-the-home program in new markets to expand its wireline network and drive growth. Regional markets, selected for their favorable growth criteria, have been launched in Central and Southern Wisconsin, and the Pacific Northwest centered around Coeur d'Alene and Meridian, Idaho and Spokane, Washington.
TDS Telecom focuses on broadband as the core component of its service offerings. It believes that both residential and business customers have a strong preference to purchase complementary communications services from a single provider. TDS Telecom’s strategy is to expand its broadband services and to augment that growth by bundling with video and voice services to build customer loyalty. Through investment in plant upgrades and improvements in programming and customer service levels, TDS Telecom intends to strengthen its markets and continue to grow its revenue base.
Through its Wireline markets, TDS Telecom also provides services to wholesale customers, which are primarily interexchange carriers (companies that provide long-distance telephone and data services between local exchange areas) and wireless carriers that compensate TDS Telecom for the use of its facilities to originate and terminate their voice and data transmissions.
Growth Strategy
Both Wireline and Cable share a common growth strategy to provide high-speed broadband services bundled with video entertainment and voice services. TDS Telecom is investing in fiber in new and existing markets to provide broadband speeds of up to 1 Gigabit per second (Gbps) and to expand its footprint.
Increased fiber deployment provides the opportunity to deliver more robust residential and commercial products which drives future growth. Fiber builds in strategically selected locations allow TDS Telecom to target attractive, growing markets to increase its total footprint. TDS Telecom continues to scale up its out-of-territory fiber builds beginning with a trial market in Sun Prairie, Wisconsin in 2017.
Construction is nearly complete in six additional communities around TDS Telecom’s headquarters in Madison, Wisconsin which are a natural extension to Sun Prairie and existing ILEC markets. Eight additional communities create a Central Wisconsin cluster, also adjacent to existing ILEC markets. An anchor market in the Pacific Northwest was established in Coeur d’Alene, Idaho, and recent additions include Meridian, Idaho and Spokane, Washington.
Similarly, in its Cable markets, TDS Telecom is focused on providing high-speed broadband services, offering up to 1 Gbps data speeds utilizing DOCSIS 3.1 network upgrades to its network, and investing in fiber-to-the-home construction in new housing developments in these fast-growing communities.
TDS Telecom may also seek to grow its operations through the acquisition of businesses that support and complement its existing markets or create entirely new clusters of markets where TDS Telecom can succeed. TDS Telecom intends to avoid markets served by other fiber overbuilders or municipalities which have constructed their own networks with fiber to the home.
Technology
TDS Telecom continues to upgrade and enhance its networks by utilizing various technologies to increase levels of performance and provide additional speed and security to increase value for its customers.
In order to provide IP-based services, TDS Telecom has developed and deployed an inter-regional data routing infrastructure using owned and leased fiber capacity which allows it to leverage its 100-gigabit core network. This configuration, along with the continued development of an IP network that interconnects substantially all the existing service territories, provides redundancy and allows for next generation IP service offerings.

TDS Telecom utilizes centralized monitoring and management of its core network to reduce costs and improve service reliability. TDS Telecom continues to standardize equipment and processes to increase efficiency in maintaining its network. Network standardization has aided TDS Telecom in operating its 24-hours-a-day/7-days-per-week Network Management Centers, which continuously monitor the network to proactively identify and correct network faults prior to any customer impact.
Wireline operates an integrated, highly reliable network that consists of central office host and remote sites, primarily equipped with digital and IP switches. Fiber optic and copper cable connect the host central offices with remote switches and ultimately with the end customer. Wireline continues to upgrade and expand its telecommunications network to respond to the needs of its customers for greater bandwidth and advanced technologies. The network is transitioning from its legacy circuit-switched network to a highly reliable IP-based broadband network to facilitate the integration of broadband, video and voice services.
Since 2012, Wireline has pursued a plan to deploy fiber-to-the-home technology, which enables significantly greater broadband speeds to selected residential subdivisions and to commercial customers, when the investment is economically justified. Fiber technology is deployed to provide internet speeds of up to 1 Gbps. Fiber-to-the-home technology is also used in all out-of-territory builds. In addition, in non-fiber markets, data speeds are increased using fiber-to-the-node and copper bonding/vectoring technology, providing speeds of 10 to 100 Megabits per second (Mbps).
Cable’s telecommunication systems are designed to transmit broadband, video and voice services using a hybrid fiber-coaxial network that consists of optical fiber transport from a headend facility to nodes where coaxial cable is then used to reach residential and business customers. In certain markets, Cable has an all-fiber network to the home or business. Both of these fiber-rich networks offer substantial bandwidth capacity and, leveraging DOCSIS 3.1 technology, enable Cable to offer robust broadband, video and voice services.
Customers, Services and Products
Residential. TDS Telecom residential customer operations provide high-speed broadband, video and voice services. These services are bundled at competitive prices to encourage cross-selling within the customer base and to attract new customers. Approximately 75% of Wireline and 50% of Cable residential customers have at least two services.
▪Broadband: TDS Telecom offers reliable high-speed internet connections and all-home WI-FI. Fiber technology is being deployed to select markets to provide internet speeds of up to 1 Gbps. In certain non-fiber markets, TDS Telecom is deploying fiber-to-the-node and copper-based vectoring/pair bonding technology to increase data speeds reaching up to 100 Mbps. DOCSIS 3.1 technology is utilized across nearly all Cable markets and offers speeds of up to 1 Gbps. Premium security and support services are available to enhance the customers’ high-speed internet experience.
▪Video: TDS Telecom provides advanced home TV entertainment that includes basic channels and premium programming available in high-definition television combined with a digital video recording (DVR) service. TDS Telecom offers a next-generation video platform called TDS TV+ which enhances the customer experience by combining linear and non-linear programming, adding interfaces to mobile devices, personalized content recommendations, and network-based DVR functionality. TDS TV+ is an integrated cloud television platform that offers video content and features not available on existing TDS platforms. In certain Wireline markets TDS Telecom partners with a satellite TV provider to offer digital television.
▪Voice: Call plans include local and long-distance telephone service, VoIP and enhanced services like Find-Me/Follow-Me, collaboration, instant messaging and more. Many features are bundled with calling plans to give customers the best value.
Commercial. TDS Telecom commercial customer operations provide secure and reliable broadband, IP-based services, and hosted voice and video collaboration services to small- and medium-sized businesses. TDS Telecom's commercial service focus is to lead with broadband bundled with a voice product from a suite of solutions and TDS TV for business.
Wholesale. Wireline’s wholesale market focus is on access revenues, which is the compensation received from the interexchange carriers for carrying data and voice traffic on TDS Telecom’s networks. Federal Connect America Fund (CAF), including A-CAM, and state Universal Service Fund (USF) revenues, which support the cost of providing communication services in underserved high cost areas, are also included in wholesale service revenues.
Marketing, Sales and Distribution Channels and Customer Service
Marketing. TDS Telecom’s marketing plan is focused on acquiring, retaining and growing customer relationships by maintaining a high-quality network, providing outstanding customer service, and offering a comprehensive portfolio of services and products built around customer needs at fair prices with a local focus. TDS Telecom uses door-to-door selling, digital marketing, targeted mailings and mass advertising to market services and products. TDS Telecom differentiates itself from competitors using a hyper-localized sales marketing effort to maximize broadband penetration. This approach utilizes area specific marketing plans and community events combined with a bundling strategy.
Sales and Distribution Channels. TDS Telecom operates and uses sales contact centers, direct sales forces, retail stores, sales agents and an online platform to sell services and products.
Customer Service. TDS Telecom manages customer retention by focusing on outstanding customer service through extensive training of front-line sales and support associates that administer customer-friendly processes.

Competition
TDS Telecom faces competition from other cable providers, fiber overbuilders, low-cost voice providers, satellite providers, other wireline and wireless providers. Furthermore, the use of alternative communications services such as text messages, video conferencing, and social networks has reduced the demand for traditional voice services.
Cable companies have developed technological improvements that have allowed them to extend their competitive operations beyond major markets and have enabled them to provide a broader range of data and voice services over their cable networks. Cable companies have aggressively pursued the bundling of internet, video, voice and mobile service at discounted prices to attract customers from traditional telephone companies. In addition, cable companies continue to add value to their internet offerings by increasing speeds at little to no additional cost to the customer. Wireline estimates that 80% of its ILEC service addresses face active competition from cable providers at December 31, 2020. Cable companies are increasingly targeting commercial customers.
Wireless telephone service providers offering feature-rich wireless devices and improved networks, including fixed wireless and the latest 5G technology, constitute a source of voice and emerging broadband competition. A growing segment of customers have chosen to completely forego the use of traditional wireline services and instead rely solely on wireless service for voice communications services. This trend is more pronounced among residential voice connections, where those connections comprise approximately 44% of total residential Wireline connections as of December 31, 2020. However, the majority of these voice connections bundle with other products, reducing the risk of churn. Some small businesses have followed the residential path by choosing wireless service and disconnecting wireline voice service.
Approximately 15% of TDS Telecom's Wireline connections are within CLEC operations using facilities leased from the incumbent carrier. These carriers are continuing to implement technological changes that could impede TDS Telecom's access to facilities used to provide CLEC communications services. In addition, the FCC has issued an order that eliminates the requirements that allow CLECs to access that infrastructure at wholesale rates. To mitigate these risks, TDS Telecom has refocused the business on serving customers who do not require leased facilities.
The strategy of the Cable segment is focused on broadband to capitalize on the data needs of consumers. Cable seeks to be the leading provider of broadband and video services in its targeted markets. From a broadband perspective, Cable competes against the incumbent local telephone providers which primarily offer DSL-based services. Cable offers a superior, higher bandwidth data product using DOCSIS technology. Video competition is primarily from satellite providers and streaming video providers, and on a limited basis, telephone companies that offer video services and compete for broadband and voice customers. Other telecommunications providers, including internet-based VoIP providers, fiber companies and wireless providers may compete directly for both residential and commercial voice and broadband service customers. Changes in consumer behavior or new technologies or both could cause consumers to reduce or cancel their cable video services and instead seek to obtain video on demand over the internet or through new technologies. Cable systems are operated under non-exclusive franchises; therefore, competing cable systems may be built in the same area.
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
UScellular
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
Wireless spectrum licenses segmented by geographic areas are granted by the FCC. The completion of acquisitions, involving the transfer of control of all or a portion of a wireless system, requires prior FCC approval. The FCC determines on a case-by-case basis whether an acquisition of wireless spectrum licenses is in the public interest. Wireless spectrum licenses are granted generally for a ten-year term or, in some cases, for a twelve-year or fifteen-year term. The FCC establishes the standards for conducting comparative renewal proceedings between a wireless license holder seeking renewal of its license and challengers filing competing applications. All of UScellular’s wireless spectrum licenses for which it applied for renewal since 1995 have been renewed. UScellular expects to continue to meet the criteria of the FCC’s license renewal process.
As part of its data services, UScellular provides internet access. Such internet access services may be subject to different regulatory requirements than other wireless services.
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
TDS Telecom
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
TDS’ Cable operations also provide interconnected VoIP and broadband services, including internet access, while the Wireline operations use a traditional circuit-switched voice service that is regulated as a telecommunications common carrier service. TDS Telecom also provides interconnected VoIP, which is currently subject to less regulation.
General
Reference is made to Exhibit 13 to this Form 10-K under “Regulatory Matters” for information regarding any significant recent developments and proposals relating to the foregoing regulatory matters.

HUMAN CAPITAL RESOURCES
TDS had approximately 9,200 full-time and part-time employees as of December 31, 2020. Employee engagement and development is critical to the success of TDS. TDS periodically surveys its employees; those surveys have consistently shown that employees have strong engagement and high overall job satisfaction. TDS offers education assistance, development assignments, and mentoring programs to assist in employee development. Additionally, TDS sponsors various employee resource groups to build small, connected communities within its workforce and promote diverse, inclusive experiences. TDS supports the communities it serves and encourages employees to volunteer and support local organizations and community groups.
TDS — OTHER ITEMS
Company Information
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
UScellular’s website address is www.uscellular.com. UScellular files with, or furnishes to, the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information. Investors may access, free of charge, through the Investor Relations portion of the website, UScellular’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after such material is filed electronically with the SEC. The public may also view electronic filings of UScellular by accessing SEC filings at www.sec.gov.

Item 1A. Risk Factors
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this Form 10-K. Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The reader should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K to understand the material risks relating to TDS’ business.
Operational Risk Factors
1)Intense competition involving products, services, pricing, and network speed and technologies could adversely affect TDS’ revenues or increase its costs to compete.
Competition in the wireless industry is intense and is expected to intensify in the future due to multiple factors such as increasing market penetration, introduction of new products, new competitors and changing prices. There is competition in service plan pricing; handsets and other devices; network quality, coverage, speed and technologies, including 5G technology; distribution; new entrants; bundled services and products, such as content; and other categories. In particular, wireless competition includes aggressive service plan and device pricing, including pricing for unlimited plans, which could result in switching activity and churn and limit TDS’ ability to monetize future growth in data usage. In addition, competition based on network speed may increase as customer demand for higher speeds increases. TDS anticipates that these competitive factors may cause the prices for services and products to decline and the costs to compete to increase.
TDS’ primary wireless competitors are national or global telecommunications companies that are larger than TDS, possess greater financial and other resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that TDS does not offer. TDS and its competitors are actively marketing their deployment of 5G and, as a result, are raising consumer awareness of the technology. If TDS cannot keep pace with its competitors in deploying 5G or other comparable offerings, or if TDS' deployment of 5G technology does not result in significant incremental revenues, TDS' financial condition, results of operations or ability to do business could be adversely affected. In addition, new technologies, services and products that are more commercially effective than the technologies, services and products offered by TDS may be developed and create new sources of competition. Further, new technologies may be proprietary such that TDS is not able to adopt such technologies. There can be no assurance that TDS will be able to compete successfully in this environment.
Sources of competition to TDS’ wireless business typically include two to four competing wireless telecommunications service providers in each market, wireline telecommunications service providers, cable companies, resellers (including MVNOs), and providers of alternative telecommunications services. Many of TDS’ wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than TDS.
Sources of competition to TDS’ Wireline and Cable businesses include, but are not limited to, resellers of local exchange services, interexchange carriers, incumbent carriers, satellite broadband providers, wireless communications providers, other cable companies, access providers, fiber overbuilders, VoIP providers and providers using other emerging technologies.

Some of the specific risks presented by certain Wireline and Cable competitors include:
▪Cable companies - in Wireline markets that continue deployment of broadband technologies such as DOCSIS 3.1 and their further evolution that substantially increase broadband speeds, and offering these speeds to customers at relatively low prices, including speed upgrades for no additional charge, competition for video services, and bundling of wireless services.
▪Incumbent carriers - in Cable and out-of-territory markets that primarily offer traditional wireline voice connections, DSL-based services, and may also offer other premium and enhanced data services as well as large price cap regulated companies given their full suite of services, experience and strong financial resources.
▪Wireless - the trend of customers “substituting” their wireline voice connection with a wireless device and voice service continues and/or an emerging segment of customers substitute their wired broadband connection with a wireless connection.
▪VoIP providers - are able to offer voice service at a very low price point.
▪Fiber overbuilders - municipalities, neighboring ILECs, or other providers offering the same or higher data speeds at similar or lower price points.
▪Other providers - competition to cable, IPTV and broadband from broadcast television, satellite providers, streaming video services and wireline providers which have begun to upgrade their networks to provide video services in addition to voice and high-speed internet access services.
2)Changes in roaming practices or other factors could cause TDS’ roaming revenues to decline from current levels, roaming expenses to increase from current levels and/or impact TDS’ ability to service its customers in geographic areas where TDS does not have its own network, which could have an adverse effect on TDS’ business, financial condition or results of operations.
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
Some competitors may be able to obtain lower roaming rates than TDS is able to obtain because they have larger data usage or call volumes or may be able to reduce roaming charges by providing service principally over their own networks. In addition, the quality and availability of services that a wireless carrier delivers to a TDS customer while roaming may be inferior or limited in comparison to the service TDS provides. TDS’ rate of adoption of new technologies, such as those enabling high-speed data and voice services, could affect its ability to enter into or maintain roaming agreements with other carriers. In addition, TDS’ wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of TDS to enter into voice or data roaming agreements with such other carriers. Carriers whose customers roam on TDS’ network could switch their business to new operators, limit their high-speed usage or, over time, move traffic to their own networks. Changes in roaming usage patterns, rates for roaming usage, or roaming relationships with other carriers could have an adverse effect on TDS’ roaming revenues and/or expenses.
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

3)A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business, financial condition or results of operations.
TDS’ wireless business depends on the ability to use portions of the radio spectrum licensed by the FCC. TDS could fail to obtain access to sufficient spectrum capacity, including spectrum needed to support 5G technology, in new or existing markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services and network speed, and to enable deployment of next-generation services. TDS believes that this increased demand for data services and network speed reflects a trend that will continue for the foreseeable future. Data usage, including usage under unlimited plans, could exceed current forecasts resulting in a need for increased investment in spectrum or other network components. TDS could fail to accurately forecast its future spectrum requirements considering changes in plan offerings, customer usage patterns, technology requirements and the expanded demands of new services. Such a failure could have an adverse impact on the quality of TDS’ services or TDS’ ability to roll out such future services in some markets, or could require that TDS curtail existing services in order to make spectrum available for next-generation services. Spectrum constrained providers could be effectively capped in increasing market share. As spectrum constrained providers gain customers, they use up their network capacity. Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, adds fixed operating costs, is limited by zoning considerations, and ultimately may not be cost effective. Further, a spectrum constrained provider will generally not be able to achieve the data speeds that other competitors with more spectrum are able to provide.
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
4)An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.
TDS’ businesses are highly technical and competition for skilled talent in the telecommunications industry is intense. Due to competition and/or limited supply for qualified management, technical, sales and other personnel, there can be no assurance that TDS will be able to continue to attract and/or retain people of outstanding potential for the development of its business. The loss of the services of existing key personnel due to competition and/or retirements as well as the failure to recruit additional qualified personnel in a timely manner could have an adverse effect on TDS’ business, financial condition or results of operations.
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

5)TDS’ smaller scale relative to larger competitors that may have greater financial and other resources than TDS could cause TDS to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.
There has been a trend in the telecommunications and related industries towards consolidation of service providers through acquisitions, reorganizations and joint ventures. This trend could continue, leading to larger competitors over time. TDS has smaller scale efficiencies compared to larger competitors. TDS may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than TDS, which could adversely affect TDS’ revenues and costs of doing business. Specifically, TDS’ smaller scale relative to most of its competitors could have the following impacts, among others:
▪Low profit margins and returns on investment that are below TDS’ cost of capital;
▪Increased operating costs due to lack of leverage with vendors;
▪Inability to successfully deploy 5G or other wireless technologies, or to realize significant incremental revenues from their deployment;
▪Limited opportunities for strategic partnerships as potential partners are focused on wireless, wireline and cable companies with greater scale and scope;
▪Limited access to content, as well as limited ability to obtain acceptably priced content and programming;
▪Consumer expectations that TDS provides lower-priced wireless offerings relative to larger competitors;
▪Limited ability to influence industry standards;
▪Reduced ability to invest in research and development of new services and products;
▪Lower risk tolerance when evaluating new markets;
▪Vendors may deem TDS non-strategic and not develop or sell services and products to TDS, particularly where technical requirements differ from those of larger companies;
▪Limited access to intellectual property; and
▪Other limited opportunities such as for software development or third-party distribution.
TDS’ businesses depend on access to content for data and access to new wireless devices being developed by vendors. TDS’ ability to obtain such access depends in part on other parties. If TDS is unable to obtain timely access to new content or wireless devices being developed by vendors, its business, financial condition or results of operations could be adversely affected.
6)Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, churn from customer switching activity and other factors, could have an adverse effect on TDS’ business, financial condition or results of operations.
Changes in any of several factors could have an adverse effect on TDS’ business, financial condition or results of operations. These factors include, but are not limited to:
▪Demand for or usage of services, particularly data services;
▪Consumer preferences, including internet speed and type of wireless devices;
▪Consumer perceptions of network quality and performance;
▪Consumer expectations for self-service options through digital means;
▪Competitive pressure to deliver higher speed;
▪The pricing of services, including an increase in price-based competition;
▪Access to and cost of programming;
▪The overall size and growth rate of TDS’ customer base;
▪Penetration rates;
▪Churn rates;
▪Selling expenses;
▪Net customer acquisition and retention costs;
▪Customers’ ability to pay for services and the potential impact on bad debts expense;
▪Roaming agreements and rates;
▪Third-party vendor support;
▪Capacity constraints;
▪The mix of services and products offered by TDS and purchased by customers; and
▪The costs of providing services and products.

7)Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business.
The telecommunications industry is experiencing significant changes in technologies and services expected by customers, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences. Also, high-speed wireless networks (wireless broadband) represent a product offering and opportunity for TDS’ wireless business, but also represent a risk for TDS’ Wireline and Cable businesses as customers may elect to substitute their wireline or cable broadband connection with wireless broadband. Further, fixed-mobile convergence services that combine wireline broadband services with mobile services represent a competitive threat. If the trend toward convergence continues, TDS is at a competitive disadvantage to larger competitors, including the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such convergence. Future technological changes or advancements may enable other technologies to equal or exceed TDS’ current levels of service and render its system infrastructure obsolete. TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.
8)Complexities associated with deploying new technologies present substantial risk and TDS’ investments in unproven technologies may not produce the benefits that TDS expects.
TDS' wireless business has begun to deploy 5G technology in its network and has launched commercial 5G services in selected markets. The continued deployment of 5G technology will require substantial investments in TDS' wireless networks to remain competitive in the industry. Transition to 5G or other new technologies involves significant time, cost and risk, and anticipated products and revenues may not be realized. Furthermore, the wireless business experiences rapid technology changes and new services and products. If TDS fails to effectively deploy new wireless technologies, services or products on a timely basis, this could have an adverse impact on TDS’ business, financial condition and results of operations.
TDS’ Wireline business is deploying fiber-to-the-home technology, advanced wireline, broadband, and TDS TV+ services through fiber-to-the-node, copper bonding and vectoring technology. A significant amount of the product development and integration risks are borne by TDS. Further, the simultaneous rollout of these advanced services and technologies increases the execution risk. If TDS fails to effectively deploy new technologies and products on a timely basis or if conditions occur that limit interpersonal sales efforts, this could have an adverse impact on TDS’ business, financial condition and results of operations.
Cable’s business is also subject to complexities associated with deploying new technologies, such as DOCSIS 3.1 and TDS TV+ services, and involves substantial risk, including rapid technology changes.
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
9)Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or wireless spectrum licenses and/or expansion of TDS’ businesses could have an adverse effect on TDS’ business, financial condition or results of operations.
As part of TDS’ operating strategy, TDS from time to time may be engaged in the acquisition, divestiture or exchange of companies, businesses, strategic properties, wireless spectrum or other assets. TDS may change the markets in which it operates and the services that it provides through such acquisitions, divestitures and/or exchanges. In general, TDS may not disclose the negotiation of such transactions until a definitive agreement has been reached. These transactions commonly involve a number of risks, including:
▪Identification of attractive companies, businesses, properties, spectrum or other assets for acquisition or exchange, and/or the selection of TDS’ businesses or assets for divestiture or exchange;
▪Competition for acquisition targets and the ability to acquire or exchange businesses at reasonable prices;
▪Inability to make acquisitions that would achieve sufficient scale to be competitive with competitors with greater scale;
▪Possible lack of buyers for businesses or assets that TDS desires to divest and the ability to divest or exchange such businesses or assets at reasonable prices;
▪Ability to negotiate favorable terms and conditions for acquisitions, divestitures and exchanges;
▪Significant expenditures associated with acquisitions, divestitures and exchanges;
▪Risks associated with integrating new businesses or markets, including risks relating to cybersecurity and privacy;
▪Ability to enter markets in which TDS has limited or no direct prior experience and competitors have stronger positions;
▪Ability to integrate and manage TDS’ different business operations and services, including wireless services, traditional wireline services and cable businesses;
▪Uncertain revenues and expenses associated with acquisitions or the entry into new out-of-territory markets, with the result that TDS may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that it expects;
▪Difficulty of integrating the technologies, services, products, operations and personnel of the acquired businesses, or of separating such matters for divested businesses or assets;
▪Diversion of management’s attention;
▪Disruption of ongoing business;
▪Impact on TDS’ cash and available credit lines for use in financing future growth and working capital needs;
▪Inability to retain key personnel;
▪Inability to successfully incorporate acquired assets and rights into TDS’ service offerings;

▪Inability to maintain uniform standards, controls, procedures and policies;
▪Possible conditions to approval by the FCC, the Federal Trade Commission and/or the Department of Justice; and
▪Impairment of relationships with employees, customers or vendors.
No assurance can be given that TDS will be successful with respect to its acquisition, divestiture or exchange strategies or initiatives.
10)A failure by TDS to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network, support and other systems and infrastructure could have an adverse effect on its operations.
TDS’ business plan includes significant construction activities and enhancements to its network, support and other systems and infrastructure. Additionally, the deployment of new wireless technologies, including 5G, may require substantial investments in TDS' wireless network. As TDS deploys, expands and enhances its wireless network, it may need to acquire additional spectrum. Also, as TDS continues to build out and enhance its network, TDS must, among other things, continue to:
▪Lease, acquire or otherwise obtain rights to cell and switch sites, transport facilities or other facilities;
▪Obtain zoning variances or other local governmental or third-party approvals or permits for network construction;
▪Complete and update the radio frequency design, including cell site design, frequency planning and network optimization, for each of TDS’ wireless markets; and
▪Improve, expand and maintain customer care, network management, billing and other financial and management systems.
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
TDS’ Wireline and Cable businesses are devoting an increasing amount of capital for fiber overbuilds and out of territory construction. TDS is often reliant on third parties for items such as franchises, utility easements, aerial attachments and other permits. Difficulties in gaining acceptance from new market communities could cause delays or additional costs. Any difficulties in scaling up project management, engineering and construction resources could delay construction and expansion of operations in new or existing markets or result in increased costs. Failure to gain acceptance in new communities and successfully scale up resources could have an adverse effect on TDS’ business, business prospects, financial condition or results of operations.
11)Difficulties involving third parties with which TDS does business, including changes in TDS’ relationships with or financial or operational difficulties of key suppliers or independent agents and third party national retailers who market TDS’ services, could adversely affect TDS’ business, financial condition or results of operations.
TDS has relationships with independent agents and third-party national retailers who market TDS’ services.
TDS depends upon certain vendors to provide it with equipment (including wireless devices), services and content that meet its quality and cost requirements on a timely basis to continue its network construction and upgrades, and to operate its business. TDS does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. If these key suppliers (i) experience financial difficulties or file for bankruptcy or experience other operational difficulties or (ii) deem TDS non-strategic and not develop or sell services and products to TDS, particularly where technical requirements differ from those of larger companies, they may not provide equipment, services or content to TDS on a timely basis, or at all, or they may otherwise fail to honor their obligations to TDS. Furthermore, consolidation among key suppliers may result in less competition and higher prices or the discontinuation of support for equipment owned by TDS.
Operation of TDS’ supply chain and management of its inventory require accurate forecasting of customer growth and demand. If overall demand for devices and equipment or the mix of demand for devices and equipment is significantly different than TDS’ expectations, TDS could face inadequate or excess supplies of particular models of devices and equipment. This could result in lost sales opportunities or an excess supply of inventory. Further, TDS' supply chain could be disrupted unexpectedly by raw material shortages, wars, natural disasters, disease or other factors.
Also, TDS has other arrangements with third parties, including arrangements pursuant to which TDS outsources certain support functions to third-party vendors. Operational problems associated with such functions, including any failure by the vendor to provide the required level of service under the outsourcing arrangements, including possible cyber-attacks or other breaches of network or information technology security or privacy, could have adverse effects on TDS’ business, financial condition or results of operations.
12)A failure by TDS to maintain flexible and capable telecommunication networks or information technology, or a material disruption thereof, could have an adverse effect on TDS’ business, financial condition or results of operations.
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

The increased provision of data services, including IPTV, has introduced significant new demands on TDS’ network and also has increased complexities related to network management. As it relates to Wireline’s networks, the transition to IP-based networks from well-established time-division multiplexing networks requires new support tools and technician skills. Further, this transition requires the use of more leased facilities and partnerships which require enhanced network monitoring and controls. The IP-based networks also generally require more electronics on customers’ premises which introduces more technical risks and makes diagnostics and repairs more difficult.
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
Financial Risk Factors
13)Uncertainty in TDS’ future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, other changes in TDS’ performance or market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, and/or reduce or cease share repurchases and/or the payment of dividends.
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
TDS’ credit rating currently is sub-investment grade. TDS has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment) at times in the past and this could occur in the future. TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of cable, wireless or wireline telecommunications services, or other businesses, spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments. There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS. Insufficient cash flows from operating activities, changes in TDS' credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of TDS or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of wireless spectrum licenses, reduce or cease share repurchases and/or the payment of dividends. TDS cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.
14)TDS has a significant amount of indebtedness which could adversely affect its financial performance and in turn adversely affect its ability to make payments on its indebtedness, comply with terms of debt covenants and incur additional debt.
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

The TDS and UScellular revolving credit agreements, the TDS and UScellular term loan agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of TDS and UScellular, there is a risk that TDS and/or UScellular could fail to satisfy the required financial covenants. If TDS or UScellular breach a financial or other covenant of any of these agreements, it would result in a default under that agreement, and could involve a cross-default under other debt instruments. This could in turn cause the affected lenders to accelerate the repayment of principal and accrued interest on any outstanding debt under such agreements and, if they choose, terminate the agreement. If appropriate, TDS and UScellular may request the applicable lenders for an amendment of financial covenants in the TDS and/or UScellular agreements, in order to provide additional financial flexibility to TDS and UScellular, and may also seek other changes to such agreements. There is no assurance that the lenders will agree to any amendments. If the lenders agree to amendments, this may result in additional payments or higher interest rates payable to the lenders and/or additional restrictions. Restrictions in such debt instruments may limit TDS’ operating and financial flexibility.
As a result, TDS’ level of indebtedness, restrictions contained in debt instruments and/or possible breaches of covenants, defaults, and acceleration of indebtedness could have an adverse effect on TDS’ business, financial condition, revenues, results of operations and cash flows.
15)TDS’ assets and revenue are concentrated primarily in the U.S. telecommunications industry. Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.
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
16)TDS has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on TDS’ financial condition or results of operations.
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
Regulatory, Legal and Governance Risk Factors
17)Failure by TDS to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect TDS’ business, financial condition or results of operations.
TDS’ operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies. Changes in the administration of the various regulatory agencies and legislative bodies could result in different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, trade policies and tariffs on import goods. New or amended regulatory requirements could increase TDS’ costs and divert resources from other initiatives. Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact TDS’ operations by, among other things, permitting greater competition or limiting TDS’ ability to engage in certain sales or marketing activities, or retention and recruitment of skilled resources. New regulatory mandates or enforcement may require unexpected or increased capital expenditures, lost revenues, higher operating expenses or other changes. Court decisions and rulemakings could have a substantial impact on TDS’ operations, including rulemakings on broadband access to the internet, intercarrier access compensation, state and federal support funding, and treatment of VoIP traffic or unbundled network elements. Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’ ability to respond to new regulations. Further, wireless spectrum licenses are subject to renewal by the FCC and could be revoked in the event of a violation of applicable laws or regulatory requirements. Also, although FCC rules relating to net neutrality have been repealed, the new administration may seek to reinstate net neutrality in some form and some state legislators and regulators are seeking to or have already enacted state net neutrality laws and regulations. Interpretation and application of these rules, including conflicts between federal and state laws, may result in additional costs for compliance and may limit opportunities to derive profits from certain business practices or resources. For additional information related to TDS’ regulatory environment, see Risk Factor Number 19 below and “Regulatory Matters” in Exhibit 13 to this Form 10-K.
TDS attempts to timely and fully comply with all regulatory requirements. However, TDS is unable to predict the future actions of the various legislative and regulatory bodies that govern TDS, but such actions could have adverse effects on TDS’ business.

18)TDS receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to great uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on TDS’ business, financial condition or results of operations.
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high cost support for service to high cost areas in 2020. TDS Telecom also received support under the Connect America Fund support program. The A-CAM program has build-out requirements that if not met, would result in penalties and loss of support. In 2020, TDS Telecom received $114 million under all federal regulatory support programs. There is no assurance that regulatory support payments will continue. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on TDS’ business, financial condition or operating results. For additional information related to TDS’ regulatory environment, see “Regulatory Matters” in Exhibit 13 to this Form 10-K.
Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including USF fees and common carrier regulatory fees. The division of services between interstate services and intrastate services, including the divisions associated with Federal USF fees, is a matter of interpretation and in the future may be contested by the FCC or state authorities. The FCC in the future also may change the basis on which Federal USF fees are charged. The Federal government and many states also apply transaction-based taxes to sales of telecommunications services and products and to purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on telecommunications services. The applicability of these surcharges and fees to TDS’ services is uncertain in many cases and jurisdictions may contest whether TDS has assessed and remitted those monies correctly. Periodically, state and federal regulators may increase or change the surcharges and fees TDS currently pays. In some instances, TDS passes through these charges to its customers. However, Congress, the FCC, state regulatory agencies or state legislatures may limit the ability to pass through transaction-based tax liabilities, regulatory surcharges and regulatory fees imposed on TDS to customers. TDS may or may not be able to recover some or all of those taxes from its customers and the amount of taxes may deter demand for its services or increase its cost to provide service.
19)Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’ business, financial condition or results of operations.
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
20)The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices such as pacemakers, could have an adverse effect on TDS’ wireless business, financial condition or results of operations.
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
In addition, some studies have indicated that some aspects of using a wireless device while driving may impair a driver's attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries.

21)Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent TDS from using necessary technology to provide products or services or subject TDS to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on TDS’ business, financial condition or results of operations.
TDS faces possible effects of industry litigation relating to patents, other intellectual property or otherwise, that may restrict TDS’ access to devices or network equipment critical to providing services to customers. If technology that TDS uses in products or services were determined by a court to infringe a patent or other intellectual property right held by another person, TDS could be precluded from using that technology and could be required to pay significant monetary damages. TDS also may be required to pay significant royalties to such person to continue to use such technology in the future. The successful enforcement of any intellectual property rights, or TDS’ inability to negotiate a license for such rights on acceptable terms, could force TDS to cease using the relevant technology and offering services incorporating the technology. Any litigation to determine the validity of claims that TDS’ products or services infringe or may infringe intellectual property rights of another, regardless of their merit or resolution, could be costly and divert the effort and attention of TDS’ management and technical personnel. Regardless of the merits of any specific claim, TDS cannot give assurance that it would prevail in litigation because of the complex technical issues and inherent uncertainties in intellectual property litigation. Although TDS generally seeks to obtain indemnification agreements from vendors that provide it with technology, there can be no assurance that any claim of infringement will be covered by an indemnity or that TDS will be able to recover all or any of its losses and costs under any available indemnity agreements. Any claims of infringement of intellectual property and proprietary rights of others could prevent TDS from using necessary technology to provide its services or subject TDS to expensive intellectual property litigation or monetary penalties.
22)Certain matters, such as control by the TDS Voting Trust and provisions in the TDS Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of TDS or have other consequences.
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

General Risk Factors
23)TDS has experienced, and in the future expects to experience, cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on TDS' business, financial condition or results of operations.
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
24)Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede TDS’ access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS’ business, financial condition or results of operations.
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
25)The impact of public health emergencies, such as the COVID-19 pandemic, on TDS' business is uncertain, but depending on duration and severity could have a material adverse effect on TDS' business, financial condition or results of operations.
The impact of the global spread of COVID-19 on TDS' future operations is uncertain. Public health emergencies, such as COVID-19, pose the risk that TDS or its associates, agents, partners and suppliers may be unable to conduct business activities for an extended period of time and/or provide the level of service expected. TDS' ability to attract customers, maintain an adequate supply chain and execute on its business strategies and initiatives could be negatively impacted by this outbreak. Additionally, COVID-19 has caused and could continue to cause increased unemployment and an economic downturn, both of which could negatively impact TDS. The extent of the impact of COVID-19 on TDS' business, financial condition and results of operations will depend on future circumstances, including the severity of the disease, the duration of the outbreak, actions taken by governmental authorities and other possible direct and indirect consequences, all of which are uncertain and cannot be predicted.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
TDS has properties located throughout the United States. As of December 31, 2020, TDS’ gross investment in property, plant and equipment was as follows:

UScellular’s local business offices, cell sites, cell site equipment, connectivity centers, data centers, call centers and retail stores are located primarily in UScellular’s operating markets. These properties are either owned or leased by UScellular, one of its subsidiaries, or the partnership, limited liability company or corporation which holds the license issued by the FCC.
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

As of December 31, 2020, the gross investment in property, plant and equipment was $8,785 million at UScellular, $3,947 million at Wireline, $568 million at Cable, and $359 million at Parent & Other. See Note 9 — Property, Plant and Equipment in the Notes to Consolidated Financial Statements for additional information.

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
TDS paid quarterly dividends per outstanding share of $0.170 in 2020, $0.165 in 2019 and $0.160 in 2018. TDS increased the dividend per share to $0.175 in the first quarter of 2021. TDS has no current plans to change its policy of paying dividends.
Information relating to Issuer Purchases of Equity Securities is set forth below.
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the fourth quarter of 2020.
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
The maximum dollar value of shares that may yet be purchased under this program was $185 million as of December 31, 2020. There were no purchases made by or on behalf of TDS, and no open market purchases made by any “affiliated purchaser” (as defined by the SEC) of TDS, of TDS Common Shares during the quarter ended December 31, 2020.
Item 6. Selected Financial Data
Not applicable.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Incorporated by reference from Exhibit 13 to this Form 10-K Annual Report section entitled “Market Risk.”
Item 8. Financial Statements and Supplementary Data
Incorporated by reference from Exhibit 13 to this Form 10-K Annual Report sections entitled “Consolidated Statement of Operations,” “Consolidated Statement of Comprehensive Income,” “Consolidated Statement of Cash Flows,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Equity,” “Notes to Consolidated Financial Statements,” “Management’s Report on Internal Control Over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm.”
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
As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that TDS’ disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level.
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
Under the supervision and with the participation of TDS’ management, including its principal executive officer and principal financial officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that TDS maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of TDS’ internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is incorporated by reference into Item 8 of this Annual Report on Form 10-K from Exhibit 13 filed herewith.
Changes in Internal Control Over Financial Reporting
There were no changes in TDS’ internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
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
Item 14. Principal Accountant Fees and Services
Incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements

		Consolidated Statement of Operations	Annual Report*
		Consolidated Statement of Comprehensive Income	Annual Report*
		Consolidated Statement of Cash Flows	Annual Report*
		Consolidated Balance Sheet	Annual Report*
		Consolidated Statement of Changes in Equity	Annual Report*
		Notes to Consolidated Financial Statements	Annual Report*
		Management's Report on Internal Control Over Financial Reporting	Annual Report*
		Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP	Annual Report*

*Incorporated by reference from Exhibit 13.

	(2)	Exhibits

The exhibits set forth below are filed as a part of this Report. Compensatory plans or arrangements are identified below with an asterisk.

Exhibit Number	Description of Documents

3.1	TDS’ Restated Certificate of Incorporation, dated January 24, 2012, is hereby incorporated by reference to Exhibit 1 to TDS’ Registration Statement on Form 8-A/A dated January 24, 2012.

3.2	TDS Restated Bylaws, as amended, are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated May 23, 2019.

4.1	TDS’ Restated Certificate of Incorporation is hereby incorporated as Exhibit 3.1.

4.2	TDS Restated Bylaws, as amended, are hereby incorporated as Exhibit 3.2.

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

4.4(a)	Indenture for Senior Debt Securities dated June 1, 2002, between UScellular and BNY is hereby incorporated by reference to Exhibit 4.1 to Form S-3 dated May 31, 2013 (File No. 333-188971).

4.4(b)
Form of Third Supplemental Indenture dated as of December 3, 2003, between UScellular and BNY, relating to $444,000,000 of UScellular’s 6.7% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to UScellular’s Current Report on Form 8-K dated December 3, 2003.

4.4(c)
Form of Fifth Supplemental Indenture dated as of June 21, 2004, between UScellular and BNY, relating to $100,000,000 of UScellular’s 6.7% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to UScellular’s Current Report on Form 8-K dated June 21, 2004.

4.4(d)
Form of Sixth Supplemental Indenture dated as of May 9, 2011, between UScellular and BNY, relating to $342,000,000 of UScellular’s 6.95% Senior Notes due 2060, is hereby incorporated by reference to Exhibit 4.1 to UScellular’s Current Report on Form 8-K dated May 9, 2011.

4.4(e)
Form of Seventh Supplemental Indenture dated as of December 8, 2014, between UScellular and BNY, relating to $275,000,000 of UScellular’s 7.25% Senior Notes due 2063, is hereby incorporated by reference to Exhibit 2 to UScellular’s Registration Statement on Form 8-A dated December 2, 2014.

4.4(f)
Form of Eighth Supplemental Indenture dated as of November 23, 2015, between UScellular and BNY, relating to $300,000,000 of UScellular’s 7.25% Senior Notes due 2064, is hereby incorporated by reference to Exhibit 2 to UScellular’s Registration Statement on Form 8-A dated November 17, 2015.

4.4(g)
Form of Ninth Supplemental Indenture dated as of August 12, 2020, between UScellular and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of UScellular's 6.25% Senior Notes due 2069, is hereby incorporated by reference to Exhibit 2 to UScellular's Registration Statement on Form 8-A dated August 12, 2020.

4.4(h)
Form of Tenth Supplemental Indenture dated as of December 2, 2020, between UScellular and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of UScellular's 5.5% Senior Notes due 2070 is hereby incorporated by reference to Exhibit 2 to UScellular's Registration Statement on Form 8-A dated December 2, 2020.

4.5	Indenture for Subordinated Debt Securities between TDS and BNY is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated September 16, 2013.

4.6	Indenture for Subordinated Debt Securities between UScellular and BNY is hereby incorporated by reference to Exhibit 4.1 to UScellular’s Current Report on Form 8-K dated September 16, 2013.

4.7(a)
Master Indenture for asset-backed notes by and among USCC Master Note Trust, USCC Services, LLC and U.S. Bank National Association, as Indenture Trustee, dated December 20, 2017, is hereby incorporated by reference to Exhibit 4.1 to UScellular’s Form 8-K dated December 20, 2017.

4.7(b)**
Omnibus Amendment No. 1 to Master Indenture, Series 2017-VFN Indenture Supplement, Note Purchase Agreement, Receivables Purchase Agreement and Transfer and Servicing Agreement dated September 30, 2019 among USCC Master Note Trust, U.S. Bank National Association, as Indenture Trustee, USCC Services, LLC, USCC Receivables Funding LLC, USCC EIP LLC, and Royal Bank of Canada, as administrative agent for owners of the notes, is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

4.8(a)
Supplemental Indenture for Series 2017-VFN Floating Rate Asset-Backed Notes by and among USCC Master Note Trust, USCC Services, LLC and U.S. Bank National Association, dated December 20, 2017, is hereby incorporated by reference to Exhibit 4.2 to UScellular’s Form 8-K dated December 20, 2017.

4.8(b)
Supplemental Indenture No. 2 by and among USCC Master Note Trust, USCC Services LLC, U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.2 from UScellular's Form 8-K dated October 23, 2020.

4.9(a)
Term Loan Credit Agreement, among TDS, CoBank, ACB, as administrative agent, and the lenders thereto, dated as of January 6, 2020, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated January 6, 2020.

4.9(b)
First Amendment to Term Loan Credit Agreement, among TDS, CoBank, ACB as administrative agent, and the lenders thereto, dated as of March 2, 2020, is hereby incorporated by reference to Exhibit 4.2 to TDS' Current Report on Form 8-K dated March 2, 2020.

4.10
Revolving Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of March 2, 2020, including the form of subsidiary Guaranty, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated March 2, 2020.

4.11
Revolving Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2020, including the form of the subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Form 8-K dated March 2, 2020.

4.12
Second Amended and Restated Credit Agreement, among UScellular and CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of June 11, 2020, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Form 8-K dated June 11, 2020.

4.13
Amended and Restated Series 2017-VFN Indenture Supplement by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, and U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.1 from UScellular's Form 8-K dated October 23, 2020.

4.14	Description of TDS' Securities.

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

10.6*
UScellular 2005 Long-Term Incentive Plan, as amended, is hereby incorporated by reference to Exhibit C to UScellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 15, 2009.

10.7(a)*	UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit B to UScellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016.

10.7(b)*
Amendment No. 1 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to UScellular's Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016.

10.7(c)*	Amendment No. 2 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(c) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2018.

10.7(d)*	Amendment No. 3 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(d) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.8(a)*	UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.1 to UScellular’s Current Report on Form 8-K dated December 10, 2007.

10.8(b)*
First Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.6 to UScellular’s Current Report on Form 8-K dated December 9, 2008.

10.8(c)*
Second Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(c) to UScellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.8(d)*
Election Form for UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(d) to UScellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.8(e)*
Third Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(e) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.8(f)*
Fourth Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(f) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.8(g)*
Fifth Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(g) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.8(h)*
Sixth Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(h) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.9(a)*
UScellular Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement — Phantom Stock Account for officers is hereby incorporated by reference to Exhibit 10.5 to UScellular’s Current Report on Form 8-K dated May 14, 2013.

10.9(b)*
UScellular Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement — Phantom Stock Account is hereby incorporated by reference to Exhibit 10.12(b) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.12*	Form of TDS Corporate Officer Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated May 1, 2015.

10.13*	Form of 2017 TDS Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.2 to TDS' Current Report on Form 8-K dated May 24, 2017.

10.14*	Form of 2018 TDS Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated March 14, 2018.

10.15*	Form of 2019 TDS Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS' Current Report on Form 8-K dated March 12, 2019.

10.16*	TDS Incentive Plan is hereby incorporated by reference to Exhibit A to TDS’ Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2017.

10.17*	TDS 2020 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated March 18, 2020.

10.18*
Amended and Restated Guidelines for the determination of Annual Bonus for President and Chief Executive Officer of TDS are hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated November 18, 2009.

10.19*
Guidelines for the determination of Annual Bonus for President and Chief Executive Officer of UScellular are hereby incorporated by reference to Exhibit 10.2 to UScellular’s Current Report on Form 8-K dated August 19, 2014.

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

10.25*
Current Annual Election Form for TDS Telecommunications LLC Executive Deferred Compensation Program is hereby incorporated by reference to Exhibit 10.32 to TDS' Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.26*
Form of UScellular 2013 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for the President and Chief Executive Officer of UScellular, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Current Report on Form 8-K dated April 3, 2017.

10.27*	Letter Agreement dated July 25, 2013, between UScellular and Kenneth R. Meyers is hereby incorporated by reference to Exhibit 10.1 to UScellular’s Current Report on Form 8-K dated July 25, 2013.

10.28**
2019 Master Service Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited, is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.29**
Amended and Restated Software License and Maintenance Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.9 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.30**
2019 Master Statement of Work for Managed Services effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited, is hereby incorporated by reference to Exhibit 10.7 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.31**
2019 Managed Services Statement of Work No. 1 effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.8 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.32
Performance Guaranty and Parent Undertaking Agreement by UScellular in favor of the Guaranteed Parties defined therein, dated December 20, 2017, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Form 8-K dated December 20, 2017.

10.33
Amended and Restated Trust Agreement between USCC Receivables Funding LLC, as transferor, and Wilmington Trust, National Association, as Trustee, is hereby incorporated by reference to Exhibit 10.3 to UScellular’s Form 8-K dated December 20, 2017.

10.34**
Omnibus Amendment No. 1 to Master Indenture, Series 2017-VFN Indenture Supplement, Note Purchase Agreement, Receivables Purchase Agreement and Transfer and Servicing Agreement dated September 30, 2019 among USCC Master Note Trust, U.S. Bank National Association, as Indenture Trustee, USCC Services, LLC, USCC Receivables Funding LLC, USCC EIP LLC, and Royal Bank of Canada, as administrative agent for owners of the notes, is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.35*	Telephone and Data Systems, Inc. Executive Deferred Compensation Program, is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated December 9, 2019.

10.36*
TDS 2020 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the TDS definitive proxy statement dated April 8, 2020, which was filed with the SEC on Schedule 14A on April 8, 2020.

10.37*
Form of TDS 2020 Long-Term Incentive Plan Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.4 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.38*	Form of TDS 2020 Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.5 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.39*
Form of TDS 2020 Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.6 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.40*
UScellular 2013 Long-Term Incentive Plan 2020 Restricted Stock Unit Award Agreement for UScellular's President and CEO is hereby incorporated by reference to Exhibit 10.5 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.41*
Letter Agreement between UScellular and Laurent C. Therivel dated June 1, 2020, is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.42*
UScellular 2013 Long-Term Incentive Plan 2020 Accomplishment Award Agreement for UScellular's President and CEO is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2020.

10.43
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

13	Incorporated portions of 2020 Annual Report to Shareholders.

21	Subsidiaries of TDS.

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement

**	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.

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
Dated:  February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LeRoy T. Carlson, Jr.	Director	February 18, 2021
LeRoy T. Carlson, Jr.

/s/ Letitia G. Carlson, M.D.	Director	February 18, 2021
Letitia G. Carlson, M.D.

/s/ Prudence E. Carlson	Director	February 18, 2021
Prudence E. Carlson

/s/ Walter C. D. Carlson	Director	February 18, 2021
Walter C. D. Carlson

/s/ James W. Butman	Director	February 18, 2021
James W. Butman

/s/ Clarence A. Davis	Director	February 18, 2021
Clarence A. Davis

/s/ Kimberly D. Dixon	Director	February 18, 2021
Kimberly D. Dixon

/s/ George W. Off	Director	February 18, 2021
George W. Off

/s/ Christopher D. O’Leary	Director	February 18, 2021
Christopher D. O’Leary

/s/ Wade Oosterman	Director	February 18, 2021
Wade Oosterman

/s/ Gary L. Sugarman	Director	February 18, 2021
Gary L. Sugarman

/s/ Laurent C. Therivel	Director	February 18, 2021
Laurent C. Therivel