Form 10-Q
period 2021-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2021-05-06
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
(Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code: (312) 630-1900

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $.01 par value	TDS	New York Stock Exchange
Depository Shares each representing a 1/1000th interest in a share of 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock, $.01 par value	TDSPrU	New York Stock Exchange
6.625% Senior Notes due 2045	TDI	New York Stock Exchange
6.875% Senior Notes due 2059	TDE	New York Stock Exchange
7.000% Senior Notes due 2060	TDJ	New York Stock Exchange
5.875% Senior Notes due 2061	TDA	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2021, is 107,093,000 Common Shares, $.01 par value, and 7,293,000 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2021

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three months ended March 31, 2021, to the three months ended March 31, 2020. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2020. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
General
TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide. TDS provides wireless services through its 82%-owned subsidiary, United States Cellular Corporation (UScellular). TDS also provides broadband, video and voice services through its wholly-owned subsidiaries, TDS Telecommunications LLC and TDS Broadband LLC (collectively, TDS Telecom). TDS operates entirely in the United States.
During the first quarter of 2021, TDS modified its reporting segment structure to combine its Wireline and Cable segments into a single reportable segment for TDS Telecom. TDS Telecom believes this presentation better articulates its progress and performance against its strategy, which includes a focus on overall broadband growth and future fiber deployment across its markets. This change also reflects TDS Telecom's progress in aligning its organizational, operational and support structures to leverage one cost base to better support its customers across all of its markets. Prior periods have been updated to conform to this revised presentation. See Note 13 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.
The global spread of coronavirus (COVID-19) did not have a material impact on TDS' financial results for the three months ended March 31, 2021. The impact of COVID-19 on TDS' future financial results is uncertain, but is not projected to have a material impact. There are many factors, including the severity and duration of the outbreak, as well as other direct and indirect impacts, that could negatively impact TDS.

TDS Mission and Strategy
TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its people, and its communities. In pursuing this mission, TDS seeks to grow its businesses, create opportunities for its associates, support the communities it serves, and build value over the long-term for its shareholders. Across all of its businesses, TDS is focused on providing exceptional customer experiences through best-in-class services and products and superior customer service. Since its founding, TDS has been committed to bringing high-quality communications services to rural and underserved communities.
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
▪UScellular continues to devote efforts to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high-band spectrum and is in the process of acquiring mid-band spectrum, which it will deploy in the future to further enable the delivery of 5G services. UScellular has launched commercial 5G services in portions of substantially all of UScellular’s markets and will continue to launch in additional areas in the coming years. In addition to the deployment of 5G technology, UScellular is also modernizing its 4G LTE network to further enhance 4G LTE speeds.
▪UScellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, UScellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions.
▪TDS Telecom strives to be the preferred broadband provider in its markets with the ability to provide value-added bundling with video and voice service options. TDS Telecom continues to focus on driving growth in its broadband services by investing in fiber deployment in its new expansion markets, as well as in its incumbent markets that have historically utilized copper and coaxial cable technologies.
▪TDS Telecom may also seek to grow its operations through the acquisition of businesses that support and complement its existing markets or by creating entirely new clusters of markets where TDS Telecom can succeed. TDS Telecom intends to avoid markets served by other fiber overbuilders or municipalities which have constructed their own networks with fiber to the home.

Terms Used by TDS
The following is a list of definitions of certain industry terms that are used throughout this document:
▪4G LTE – fourth generation Long-Term Evolution, which is a wireless technology that enables more network capacity for more data per user as well as faster access to data compared to third generation (3G) technology.
▪5G – fifth generation wireless technology that helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency.
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
▪Auctions 105 and 107 – Auction 105 was an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021.
▪Broadband Connections – refers to the individual customers provided high-speed internet access through various transmission technologies, including fiber, DSL, dedicated internet circuit technologies or cable modem service.
▪Broadband Penetration – metric which is calculated by dividing total broadband connections by total service addresses.
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
▪Expansion Markets – markets utilizing fiber networks in areas where TDS does not serve as the incumbent service provider.
▪FCC Keep Americans Connected Pledge – voluntary FCC initiative, through June 30, 2020, in response to the COVID-19 pandemic to ensure that Americans do not lose their broadband or telephone connectivity as a result of the exceptional circumstance.
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
▪Incumbent Markets – markets where TDS is positioned as the traditional local telephone or cable company.
▪IPTV – internet protocol television.
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
▪Residential Revenue per Connection – metric which is calculated by dividing total residential revenue by the average number of residential connections and by the number of months in the period.
▪Retail Connections – the sum of UScellular postpaid connections and UScellular prepaid connections.
▪Service Addresses – number of single residence homes, multi-dwelling units, and business locations that are capable of being connected to the TDS network, based on best available information.
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
▪Video Connections – represents the individual customers provided video services.
▪Voice Connections – refers to the individual circuits connecting a customer to TDS' central office facilities that provide voice services or the billable number of lines into a building for voice services.
▪VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.

Results of Operations — TDS Consolidated

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
(Dollars in millions)
Operating revenues
UScellular	$1,023	$963	6%
TDS Telecom	249	240	4%
All other[1]	46	58	(21)%
Total operating revenues	1,318	1,261	4%
Operating expenses
UScellular	939	913	3%
TDS Telecom	217	212	2%
All other[1]	52	64	(19)%
Total operating expenses	1,208	1,189	2%
Operating income (loss)
UScellular	84	50	67%
TDS Telecom	32	28	12%
All other[1]	(6)	(6)	3%
Total operating income	110	72	52%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	42	45	(7)%
Interest and dividend income	3	6	(44)%
Interest expense	(53)	(37)	(45)%
Total investment and other income (expense)	(8)	14	N/M

Income before income taxes	102	86	18%
Income tax expense	31	3	N/M

Net income	71	83	(14)%
Less: Net income attributable to noncontrolling interests, net of tax	12	14	(9)%
Net income attributable to TDS shareholders	59	69	(15)%
TDS Preferred dividend requirement	2	—	N/M
Net income attributable to TDS common shareholders	$57	$69	(18)%

Adjusted OIBDA (Non-GAAP)[2]	$338	$311	9%
Adjusted EBITDA (Non-GAAP)[2]	$383	$362	6%
Capital expenditures[3]	$197	$292	(32)%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $19 million and $22 million for the three months ended March 31, 2021 and 2020, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended March 31, 2021 and 2020, was 30.1% and 4.2%, respectively. The higher effective tax rate in 2021 as compared to 2020 is due primarily to the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate.
The CARES Act provided retroactive eligibility of bonus depreciation on qualified improvement property put into service after December 31, 2017 and a 5-year carryback of net operating losses generated in years 2018-2020. As the statutory federal tax rate applicable to certain years within the carryback period is 35%, carryback to those years provided a tax benefit in excess of the current federal statutory rate of 21%, resulting in a reduction of income tax expense in 2020 and an expected cash refund of taxes paid in prior years.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
UScellular noncontrolling public shareholders’	$11	$12
Noncontrolling shareholders’ or partners’	1	2
Net income attributable to noncontrolling interests, net of tax	$12	$14

Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

$400
$300
$200
$100
$0
$83
$362
$71
$383
Q1 2020
Q1 2021
Net income
Adjusted EBITDA*

Three Months Ended
Net income decreased due primarily to higher income tax, interest and operating expenses, partially offset by higher operating revenues. Adjusted EBITDA increased due primarily to higher operating revenues, partially offset by higher operating expenses.

*Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

UScellular OPERATIONS
Business Overview
UScellular owns, operates, and invests in wireless markets throughout the United States. UScellular is an 82%-owned subsidiary of TDS. UScellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans, and pricing - all provided with a community focus.

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 5.0 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections
▪Operates in 21 states
▪Employs approximately 5,200 associates
▪4,270 owned towers
▪6,802 cell sites in service

Operational Overview

As of March 31,	2021	2020
Retail Connections – End of Period
Postpaid	4,406,000	4,359,000
Prepaid	496,000	494,000
Total	4,902,000	4,853,000

	Q1 2021	Q1 2020	Q1 2021 vs. Q1 2020
Postpaid Activity and Churn
Gross Additions
Handsets	104,000	90,000	16%
Connected Devices	39,000	42,000	(7)%
Total Gross Additions	143,000	132,000	8%
Net Additions (Losses)
Handsets	(3,000)	(20,000)	85%
Connected Devices	(3,000)	(6,000)	50%
Total Net Additions (Losses)	(6,000)	(26,000)	77%
Churn
Handsets	0.92%	0.95%
Connected Devices	2.53%	3.11%
Total Churn	1.12%	1.21%

Total postpaid handset net losses decreased for the three months ended March 31, 2021, when compared to the same period last year due primarily to (i) higher gross additions as a result of improved promotional offering effectiveness and higher consumer switching activity and (ii) lower handset defections as a result of a reduction in non-pay defections.
Total postpaid connected device net losses decreased for the three months ended March 31, 2021, when compared to the same period last year due to a decrease in tablet defections, partially offset by a decrease in gross additions due to lower demand for internet related products as compared to the three months ended March 31, 2020.
Postpaid Revenue

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
Average Revenue Per User (ARPU)	$47.65	$47.23	1%
Average Revenue Per Account (ARPA)	$125.25	$122.92	2%

Postpaid ARPU and Postpaid ARPA increased for the three months ended March 31, 2021, when compared to the same period last year, due primarily to (i) an increase in regulatory recovery revenues, (ii) favorable plan and product offering mix, and (iii) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional expense.

Financial Overview - UScellular

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
(Dollars in millions)
Retail service	$685	$671	2%
Inbound roaming	28	37	(23)%
Other	58	54	6%
Service revenues	771	762	1%
Equipment sales	252	201	26%
Total operating revenues	1,023	963	6%

System operations (excluding Depreciation, amortization and accretion reported below)	185	180	3%
Cost of equipment sold	275	217	26%
Selling, general and administrative	305	335	(9)%
Depreciation, amortization and accretion	170	177	(4)%
(Gain) loss on asset disposals, net	5	4	39%
(Gain) loss on sale of business and other exit costs, net	(1)	—	N/M
Total operating expenses	939	913	3%

Operating income	$84	$50	67%

Net income	$62	$72	(14)%
Adjusted OIBDA (Non-GAAP)[1]	$258	$231	12%
Adjusted EBITDA (Non-GAAP)[1]	$302	$281	8%
Capital expenditures[2]	$125	$236	(47)%
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three months ended March 31, 2021, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section as well as an increase in the average number of postpaid subscribers.
Inbound roaming revenues decreased for the three months ended March 31, 2021, primarily driven by lower data revenues resulting from lower usage. UScellular expects inbound roaming revenues to continue to decline during 2021 relative to prior year levels.
Other service revenues increased for the three months ended March 31, 2021, resulting from increases in tower rental revenues and miscellaneous other service revenues.
Equipment sales revenues increased for the three months ended March 31, 2021, due primarily to an increase in smartphone sales as well as an increase in the average revenue per device for smartphones due to an increase in sales of higher priced smartphones.
System operations expenses
System operations expenses increased for the three months ended March 31, 2021, due to higher circuit costs as well as an increase in roaming expense as a result of higher data roaming usage, partially offset by lower data rates.
Cost of equipment sold
Cost of equipment sold increased for the three months ended March 31, 2021, due primarily to an increase in smartphone sales as well as an increase in the average cost per device for smartphones due to an increase in sales of higher priced smartphones.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three months ended March 31, 2021, due primarily to decreases in (i) bad debts expense driven by fewer non-pay customers as a result of better credit mix and improved customer payment behavior, as well as a discrete charge that was recorded in March 2020 related to UScellular's participation in the FCC Keep Americans Connected Pledge and (ii) advertising expenses.
Depreciation, amortization and accretion
Depreciation, amortization, and accretion decreased for the three months ended March 31, 2021, due to certain billing system assets reaching their end of life in 2020, partially offset by an increase in depreciation expense due to increased capital expenditures throughout 2020.

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom provides a wide range of communications services utilizing its high-quality telecommunications networks. TDS Telecom's strategy is to provide high-speed broadband services bundled with video and voice services. TDS Telecom seeks to be the leading provider of broadband services in the markets it serves by investing in high-quality networks and providing excellent customer service. TDS Telecom continues to focus on driving growth in its broadband services by investing in fiber deployment in its incumbent markets and in new expansion markets. Services are provided to residential, commercial and wholesale customers in a mix of rural, suburban and metropolitan communities.

OPERATIONS

TDS Telecom headquarters, Madison, WI
TDS Telecom operations

▪Serves 1.2 million connections in 32 states.
▪Employs approximately 2,900 associates.

Operational Overview

As of March 31, 2021, TDS Telecom offered 1Gig service to 55% of its total footprint.
TDS Telecom serves 38% of its wireline service addresses with fiber-to-the-home as of March 31, 2021, compared to 32% a year ago. Expansion markets have increased to 10% of wireline service addresses, up from 5% a year ago.

As of March 31,	2021	2020	2021 vs. 2020
Residential connections
Broadband
Wireline, Incumbent	243,700	230,400	6%
Wireline, Expansion	24,100	12,300	96%
Cable	199,500	184,100	8%
Total Broadband	467,300	426,800	9%
Video	142,700	143,600	(1)%
Voice	308,700	313,900	(2)%
Total Residential Connections	918,700	884,300	4%
Commercial connections	278,800	302,200	(8)%
Total connections	1,197,400	1,186,400	1%
Numbers may not foot due to rounding.
Total connections increased due primarily to broadband growth, partially offset by a decrease in competitive local exchange carriers (CLEC) commercial connections.
A majority of TDS Telecom's customers take advantage of bundling options as 64% of customers subscribe to more than one service.

Total residential revenue per connection increased 5% due to a higher concentration of broadband connection growth as well as an increase in broadband speeds and price increases. Cable residential revenue per connection exceeds wireline due to a higher mix of video connections.
Residential broadband customers continue to choose higher speeds with 62% taking speeds of 100 Mbps or greater and 6% choosing 1Gig.
Broadband penetration increased to 34% in Wireline and to 46% in Cable due primarily to strong broadband connection growth.

Financial Overview - TDS Telecom

	Three Months Ended March 31,
	2021	2020	2021 vs. 2020
(Dollars in millions)
Residential
Wireline, Incumbent	$85	$81	6%
Wireline, Expansion	7	4	80%
Cable	65	60	9%
Total residential	157	144	9%
Commercial	47	49	(6)%
Wholesale	45	47	(3)%
Total service revenues	249	240	4%
Equipment revenues	—	—	9%
Total operating revenues	249	240	4%

Cost of services (excluding Depreciation, amortization and accretion reported below)	97	95	2%
Cost of equipment and products	—	—	(1)%
Selling, general and administrative	70	65	9%
Depreciation, amortization and accretion	49	52	(5)%
(Gain) loss on asset disposals, net	—	—	N/M
Total operating expenses	217	212	2%

Operating income	$32	$28	12%

Net income	$24	$28	(12)%
Adjusted OIBDA (Non-GAAP)[1]	$81	$80	1%
Adjusted EBITDA (Non-GAAP)[1]	$81	$82	(1)%
Capital expenditures[2]	$70	$54	30%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
(Dollars in millions)

Residential revenues consist of:
•Broadband services, including internet, security and support services
•Video services, including IPTV, traditional cable programming and satellite offerings
•Voice services
Commercial revenues consist of:
•High-speed and dedicated business internet services
•Video services
•Voice services
Wholesale revenues consist of:
•Network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom's networks
•Federal and state USF support, including A-CAM

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three months ended March 31, 2021, due primarily to growth in broadband connections and price increases, partially offset by a decline in voice connections.
Commercial revenues decreased for the three months ended March 31, 2021, due primarily to declining connections in CLEC markets.
Wholesale revenues decreased for the three months ended March 31, 2021, due primarily to decreased access revenues.
Cost of services
Cost of services increased for the three months ended March 31, 2021, due primarily to higher employee expenses and increases in video programming costs, partially offset by a decrease in costs to provide legacy services.
Selling, general and administrative
Selling, general and administrative expenses increased for the three months ended March 31, 2021, due primarily to higher employee expenses, higher information processing costs including the preparation for the implementation of a new customer relationship management system and increases to charges for universal service support.
Depreciation, amortization and accretion
Depreciation, amortization and accretion decreased for the three months ended March 31, 2021, due primarily to certain assets becoming fully depreciated partially offset by higher depreciation due to increased capital expenditures on new fiber assets throughout 2020.

Liquidity and Capital Resources
Sources of Liquidity
TDS and its subsidiaries operate capital-intensive businesses. In the past, TDS’ existing cash and investment balances, funds available under its revolving credit and receivables securitization agreements, funds from other financing sources, including term loans, other long-term debt, preferred share offerings, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions. There is no assurance that this will be the case in the future. See Market Risk for additional information regarding maturities of long-term debt.
TDS has incurred negative free cash flow at times in the past and this could occur in the future. However, TDS believes that existing cash and investment balances, funds available under its revolving credit agreements, expected future tax refunds and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the coming years. TDS will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments, including new technologies and fiber builds. It may be necessary from time to time to increase the size of the existing revolving credit agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal. TDS does not have direct access to UScellular cash.

Cash and Cash Equivalents
(Dollars in millions)

The majority of TDS’ Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies.

Financing
Revolving Credit Agreements
In March 2020, TDS entered into a $400 million unsecured revolving credit agreement with certain lenders and other parties and UScellular entered into a $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in March 2025. As of March 31, 2021, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS’ and UScellular’s unused borrowing capacity was $399 million and $298 million, respectively. In May 2021, TDS initiated a borrowing of $100 million under its revolving credit agreement.
Term Loan Agreements
In January 2021, TDS borrowed $75 million under its senior term loan credit agreement. In February 2021, UScellular borrowed $217 million under its senior term loan credit agreement. As of March 31, 2021, TDS and UScellular have both borrowed the full amounts available under the senior term loan credit agreements of $200 million and $300 million, respectively. See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the senior term loan agreements.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In March 2021, UScellular borrowed $275 million under its receivables securitization agreement. As of March 31, 2021, UScellular has borrowed the full amount available under the receivables securitization agreement of $300 million. Amounts under the receivables securitization agreement may be repaid and reborrowed from time to time until December 2022, which may be extended from time to time as specified therein. See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the receivables securitization agreement.
Financial Covenants
TDS and UScellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit agreements, senior term loan credit agreements and receivables securitization agreement as of March 31, 2021.
Other Long-Term Financing
In 2020, UScellular issued $500 million of 6.25% Senior Notes due in 2069 and $500 million of 5.5% Senior Notes due in 2070. The proceeds from both issuances will be used for general corporate purposes, including but not limited to, the purchase of additional wireless spectrum licenses acquired in Auction 107, funding of capital expenditures and retirement of existing debt.
In March 2021, TDS issued 16,800 shares of 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock (Preferred Shares) for $25,000 per Preferred Share, for total gross proceeds of $420 million. The Preferred Shares were issued to a depositary to facilitate the issuance of 16,800,000 depositary shares (Depositary Shares), each representing 1/1,000th of a Preferred Share. TDS received net cash proceeds of $406 million after payment of issuance costs of $14 million. The proceeds will be used for general corporate purposes, including but not limited to, the funding of capital expenditures associated with TDS Telecom's fiber program and retirement of existing debt. See Note 12 — Shareholders' Equity in the Notes to Consolidated Financial Statements for additional information related to TDS' Preferred Shares.
In April 2021, TDS announced that it will redeem its outstanding $225 million of 6.875% Senior Notes due 2059 and $300 million of 7.0% Senior Notes due 2060, and UScellular announced that it will redeem its outstanding $275 million of 7.25% Senior Notes due 2063. At time of redemption, $26 million of interest expense will be recorded related to unamortized debt issuance costs for these notes. The notes are expected to be redeemed on May 12, 2021, at a redemption price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
TDS and UScellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated securities and TDS' shelf registration includes preferred shares and depository shares.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2021 and 2020, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the three months ended March 31, 2021 and 2020, were $125 million and $236 million, respectively.
Capital expenditures for the full year 2021 are expected to be between $775 million and $875 million. These expenditures are expected to be used principally for the following purposes:
▪Continue network modernization and 5G deployment;
▪Enhance and maintain UScellular's network coverage, including providing additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the three months ended March 31, 2021 and 2020, were $70 million and $54 million, respectively.
Capital expenditures for the full year 2021 are expected to be between $425 million and $475 million. These expenditures are expected to be used principally for the following purposes:
▪Continue to expand fiber deployment;
▪Maintain and enhance existing infrastructure including build-out requirements to meet state broadband and A-CAM programs;
▪Upgrade broadband capacity and speeds; and
▪Support success-based spending for broadband and video growth.

TDS intends to finance its capital expenditures for 2021 using primarily Cash flows from operating activities, existing cash balances and, if required, additional debt financing from its revolving credit agreements and/or other forms of financing.
Acquisitions, Divestitures and Exchanges
TDS may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties, wireless spectrum licenses (including pursuant to FCC auctions) and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement.
Other Obligations
TDS will require capital for future spending on existing contractual obligations, including long-term debt obligations; Preferred Share obligations; lease commitments; commitments for device purchases, network facilities and transport services; agreements for software licensing; long-term marketing programs; Auction 107 relocation costs and accelerated relocation incentive payments; and other agreements to purchase goods or services.
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

Common Share Repurchase Programs
During the three months ended March 31, 2021, TDS repurchased 162,500 Common Shares for $3 million at an average cost per share of $18.50. As of March 31, 2021, the maximum dollar value of TDS Common Shares that may yet be repurchased under TDS’ program was $182 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2021, UScellular repurchased 54,900 Common Shares for $2 million at an average cost per share of $29.52. As of March 31, 2021, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 4,452,000.
Off-Balance Sheet Arrangements
TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes TDS' cash flow activities for the three months ended March 31, 2021 and 2020.
2021 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $373 million. Net cash provided by operating activities was $165 million due to net income of $71 million adjusted for non-cash items of $230 million and distributions received from unconsolidated entities of $23 million. This was partially offset by changes in working capital items which decreased net cash by $159 million. The working capital changes were primarily influenced by the timing of vendor payments and annual associate bonus payments.
Cash flows used for investing activities were $1,480 million. Cash paid for additions to property, plant and equipment totaled $220 million. Cash payments for wireless spectrum license acquisitions were $1,253 million.
Cash flows provided by financing activities were $942 million, due primarily to the issuance of $420 million of TDS Preferred Shares, $275 million borrowed under the UScellular receivables securitization agreement, $217 million borrowed under the UScellular term loan, and $75 million borrowed under the TDS term loan. These were partially offset by the payment of dividends and the payment of debt and equity issuance costs.
2020 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $40 million. Net cash provided by operating activities was $367 million due to net income of $83 million adjusted for non-cash items of $314 million and distributions received from unconsolidated entities of $25 million. This was offset by changes in working capital items which decreased net cash by $55 million. The working capital changes were primarily influenced by annual associate bonus payments, an increase in inventory and tax impacts from the CARES Act, partially offset by the timing of vendor payments and collections of customer and agent receivables.
Cash flows used for investing activities were $404 million. Cash paid for additions to property, plant and equipment totaled $377 million. Cash payments for wireless spectrum license acquisitions were $26 million.
Cash flows used for financing activities were $3 million, due primarily to the repurchase of TDS and UScellular Common Shares and the payment of dividends, partially offset by cash received from the TDS term loan borrowing.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2021 were as follows:
Licenses
Licenses increased $1,286 million due primarily to wireless spectrum license rights acquired through Auction 107. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Accounts payable
Accounts payable decreased $148 million due primarily to vendor payment timing differences.
Accrued compensation
Accrued compensation decreased $59 million due primarily to associate bonus payments in March 2021.
Long-term debt, net
Long-term debt, net increased $567 million due primarily to $275 million borrowed under the UScellular receivables securitization agreement, $217 million borrowed under the UScellular term loan, and $75 million borrowed under the TDS term loan.
Preferred Shares
Preferred Shares increased $408 million due to the issuance of $420 million of TDS Preferred Shares, plus accrued dividends and net of issuance costs.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and Operating income.

	Three Months Ended March 31,
TDS - CONSOLIDATED	2021	2020
(Dollars in millions)
Net income (GAAP)	$71	$83
Add back:
Income tax expense	31	3
Interest expense	53	37
Depreciation, amortization and accretion	224	235
EBITDA (Non-GAAP)	379	358
Add back or deduct:
(Gain) loss on asset disposals, net	5	4
(Gain) loss on sale of business and other exit costs, net	(1)	—
Adjusted EBITDA (Non-GAAP)	383	362
Deduct:
Equity in earnings of unconsolidated entities	42	45
Interest and dividend income	3	6
Adjusted OIBDA (Non-GAAP)	338	311
Deduct:
Depreciation, amortization and accretion	224	235
(Gain) loss on asset disposals, net	5	4
(Gain) loss on sale of business and other exit costs, net	(1)	—
Operating income (GAAP)	$110	$72

	Three Months Ended March 31,
UScellular	2021	2020
(Dollars in millions)
Net income (GAAP)	$62	$72
Add back:
Income tax expense	27	4
Interest expense	39	24
Depreciation, amortization and accretion	170	177
EBITDA (Non-GAAP)	298	277
Add back or deduct:
(Gain) loss on asset disposals, net	5	4
(Gain) loss on sale of business and other exit costs, net	(1)	—
Adjusted EBITDA (Non-GAAP)	302	281
Deduct:
Equity in earnings of unconsolidated entities	42	45
Interest and dividend income	2	4
Other, net	—	1
Adjusted OIBDA (Non-GAAP)	258	231
Deduct:
Depreciation, amortization and accretion	170	177
(Gain) loss on asset disposals, net	5	4
(Gain) loss on sale of business and other exit costs, net	(1)	—
Operating income (GAAP)	$84	$50

	Three Months Ended March 31,
TDS TELECOM	2021	2020
(Dollars in millions)
Net income (GAAP)	$24	$28
Add back:
Income tax expense	8	4
Interest expense	(1)	(1)
Depreciation, amortization and accretion	49	52
EBITDA (Non-GAAP)	80	82
Add back or deduct:
(Gain) loss on asset disposals, net	—	—
Adjusted EBITDA (Non-GAAP)	81	82
Deduct:
Interest and dividend income	—	2
Adjusted OIBDA (Non-GAAP)	81	80
Deduct:
Depreciation, amortization and accretion	49	52
Operating income (GAAP)	$32	$28
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

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Cash flows from operating activities (GAAP)	$165	$367
Less: Cash paid for additions to property, plant and equipment	220	377
Free cash flow (Non-GAAP)	$(55)	$(10)

Application of Critical Accounting Policies and Estimates
TDS prepares its consolidated financial statements in accordance with GAAP. TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2020.
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
A number of states, including certain states in which TDS operates, have adopted or considered laws intended to reinstate aspects of the foregoing net neutrality regulations that were reversed or revised by the FCC in 2017. To the extent such laws are enacted, it is expected that legal proceedings will be pursued challenging such laws, subject now to the DC Circuit ruling limiting the FCC's preemptive authority in this matter. The new administration may also conduct rulemaking proceedings that may reinstate, in some form, net neutrality rules. TDS cannot predict the outcome of any of these proceedings or the impact on its business.
Spectrum Auctions
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million. The wireless spectrum licenses are expected to be granted by the FCC in 2021.
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. Additionally, UScellular expects to capitalize costs of approximately $178 million related to the estimated relocation costs and accelerated relocation incentive payments. The wireless spectrum licenses from Auction 107 are expected to be granted by the FCC in 2021. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023. Combined with prior mid-band purchases in Auction 105, UScellular will have mid-band spectrum in nearly all of its operating footprint, covering approximately 95% of subscribers.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2020 and in this Form 10-Q. Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2020, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business, financial condition or results of operations.
Operational Risk Factors
▪Intense competition involving products, services, pricing, and network speed and technologies could adversely affect TDS’ revenues or increase its costs to compete.
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

Financial Risk Factors
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
Regulatory, Legal and Governance Risk Factors
▪Failure by TDS to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect TDS’ business, financial condition or results of operations.
▪TDS receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to great uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on TDS’ business, financial condition or results of operations.
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
General Risk Factors
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
▪The impact of public health emergencies, such as the COVID-19 pandemic, on TDS' business is uncertain, but depending on duration and severity could have a material adverse effect on TDS' business, financial condition or results of operations.

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2020, may not be the only risks that could affect TDS. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2020.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Refer to the disclosure under Market Risk in TDS’ Form 10-K for the year ended December 31, 2020, for additional information, including information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt. The changes to such information since December 31, 2020 were as follows: in January 2021 TDS borrowed $75 million under its senior term loan credit agreement, in February 2021 UScellular borrowed $217 million under its senior term loan credit agreement and in March 2021 UScellular borrowed $275 million under its receivables securitization agreement. Such transactions changed the weighted average interest rate on long-term debt obligations to 5.7% at March 31, 2021 from 6.3% at December 31, 2020. In May 2021, TDS initiated a borrowing of $100 million under its revolving credit agreement.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of March 31, 2021.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,042	$1,026
Equipment and product sales	276	235
Total operating revenues	1,318	1,261

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	299	293
Cost of equipment and products	293	246
Selling, general and administrative	388	411
Depreciation, amortization and accretion	224	235
(Gain) loss on asset disposals, net	5	4
(Gain) loss on sale of business and other exit costs, net	(1)	—
Total operating expenses	1,208	1,189

Operating income	110	72

Investment and other income (expense)
Equity in earnings of unconsolidated entities	42	45
Interest and dividend income	3	6
Interest expense	(53)	(37)
Total investment and other income (expense)	(8)	14

Income before income taxes	102	86
Income tax expense	31	3
Net income	71	83
Less: Net income attributable to noncontrolling interests, net of tax	12	14
Net income attributable to TDS shareholders	59	69
TDS Preferred dividend requirement	2	—
Net income attributable to TDS common shareholders	$57	$69

Basic weighted average shares outstanding	114	115
Basic earnings per share attributable to TDS common shareholders	$0.49	$0.60

Diluted weighted average shares outstanding	116	116
Diluted earnings per share attributable to TDS common shareholders	$0.48	$0.59
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Net income	$71	$83
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	1	1
Comprehensive income	72	84
Less: Net income attributable to noncontrolling interests, net of tax	12	14
Comprehensive income attributable to TDS shareholders	$60	$70
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Cash flows from operating activities
Net income	$71	$83
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	224	235
Bad debts expense	8	34
Stock-based compensation expense	10	11
Deferred income taxes, net	27	75
Equity in earnings of unconsolidated entities	(42)	(45)
Distributions from unconsolidated entities	23	25
(Gain) loss on asset disposals, net	5	4
(Gain) loss on sale of business and other exit costs, net	(1)	—
Other operating activities	(1)	—
Changes in assets and liabilities from operations
Accounts receivable	17	43
Equipment installment plans receivable	(18)	23
Inventory	8	(52)
Accounts payable	(115)	87
Customer deposits and deferred revenues	9	(9)
Accrued taxes	—	(74)
Accrued interest	9	9
Other assets and liabilities	(69)	(82)
Net cash provided by operating activities	165	367

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(220)	(377)
Cash paid for intangible assets	(1,261)	(26)
Cash paid for investments	—	(1)
Cash received from divestitures and exchanges	1	—
Net cash used in investing activities	(1,480)	(404)

Cash flows from financing activities
Issuance of long-term debt	567	50
Repayment of long-term debt	—	(2)
Issuance of TDS Preferred Shares	420	—
TDS Common Shares reissued for benefit plans, net of tax payments	(1)	(1)
UScellular Common Shares reissued for benefit plans, net of tax payments	(1)	—
Repurchase of TDS Common Shares	(3)	(6)
Repurchase of UScellular Common Shares	(2)	(21)
Dividends paid to TDS shareholders	(20)	(19)
Payment of debt and equity issuance costs	(14)	(3)
Distributions to noncontrolling interests	(1)	(1)
Other financing activities	(3)	—
Net cash provided by (used in) financing activities	942	(3)

Net decrease in cash, cash equivalents and restricted cash	(373)	(40)

Cash, cash equivalents and restricted cash
Beginning of period	1,452	474
End of period	$1,079	$434

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2021	December 31, 2020
(Dollars in millions)
Current assets
Cash and cash equivalents	$1,042	$1,429
Short-term investments	3	3
Accounts receivable
Customers and agents, less allowances of $60 and $67, respectively	978	1,004
Other, less allowances of $2 and $2, respectively	119	108
Inventory, net	145	154
Prepaid expenses	114	105
Income taxes receivable	188	187
Other current assets	53	36
Total current assets	2,642	3,026

Assets held for sale	1	2

Licenses	3,924	2,638

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $75 and $71, respectively	213	213

Investments in unconsolidated entities	497	477

Property, plant and equipment
In service and under construction	13,742	13,659
Less: Accumulated depreciation and amortization	9,791	9,687
Property, plant and equipment, net	3,951	3,972

Operating lease right-of-use assets	1,005	998

Other assets and deferred charges	627	652

Total assets[1]	$13,407	$12,525
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2021	December 31, 2020
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$6	$5
Accounts payable	360	508
Customer deposits and deferred revenues	202	193
Accrued interest	25	16
Accrued taxes	67	69
Accrued compensation	73	132
Short-term operating lease liabilities	134	129
Other current liabilities	96	101
Total current liabilities	963	1,153

Liabilities held for sale	—	1

Deferred liabilities and credits
Deferred income tax liability, net	890	863
Long-term operating lease liabilities	941	940
Other deferred liabilities and credits	558	541

Long-term debt, net	3,991	3,424

Commitments and contingencies

Noncontrolling interests with redemption features	10	10

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 114 shares (7 Series A Common and 107 Common Shares)
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,488	2,482
Preferred Shares, par value $0.01 per share, $25,000 liquidation preference per share, .017 shares outstanding	408	—
Treasury shares, at cost, 19 Common Shares	(472)	(477)
Accumulated other comprehensive loss	(3)	(4)
Retained earnings	2,830	2,802
Total TDS shareholders' equity	5,252	4,804

Noncontrolling interests	802	789

Total equity	6,054	5,593

Total liabilities and equity[1]	$13,407	$12,525
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of March 31, 2021 and December 31, 2020, include assets held by consolidated variable interest entities (VIEs) of $1,244 million and $1,042 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of March 31, 2021 and December 31, 2020, include certain liabilities of consolidated VIEs of $17 million and $18 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 10 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2020	$1	$2,482	$—	$(477)	$(4)	$2,802	$4,804	$789	$5,593
Net income attributable to TDS shareholders	—	—	—	—	—	59	59	—	59
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	12	12
Other comprehensive income	—	—	—	—	1	—	1	—	1
TDS Common and Series A Common share dividends ($0.175 per share)	—	—	—	—	—	(20)	(20)	—	(20)
Issuance of TDS Preferred Shares, net of costs	—	—	406	—	—	—	406	—	406
TDS Preferred dividend requirement	—	—	2	—	—	(2)	—	—	—
Repurchase of Common Shares	—	—	—	(3)	—	—	(3)	—	(3)
Dividend reinvestment plan	—	—	—	1	—	—	1	—	1
Incentive and compensation plans	—	4	—	7	—	(9)	2	—	2
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	2	—	—	—	—	2	2	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
March 31, 2021	$1	$2,488	$408	$(472)	$(3)	$2,830	$5,252	$802	$6,054

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2019	$1	$2,468	$(479)	$(9)	$2,672	$4,653	$751	$5,404
Net income attributable to TDS shareholders	—	—	—	—	69	69	—	69
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	14	14
Other comprehensive income	—	—	—	1	—	1	—	1
TDS Common and Series A Common share dividends ($0.170 per share)	—	—	—	—	(19)	(19)	—	(19)
Repurchase of Common Shares	—	—	(6)	—	—	(6)	—	(6)
Dividend reinvestment plan	—	—	1	—	—	1	—	1
Incentive and compensation plans	—	3	4	—	(4)	3	—	3
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	18	—	—	—	18	(35)	(17)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
March 31, 2020	$1	$2,489	$(480)	$(8)	$2,718	$4,720	$729	$5,449

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements
Note 1 Basis of Presentation
The accounting policies of Telephone and Data Systems, Inc. (TDS) conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ 82%-owned subsidiary, United States Cellular Corporation (UScellular) and TDS’ wholly-owned subsidiaries, TDS Telecommunications LLC and TDS Broadband LLC (collectively, TDS Telecom). In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that requires consolidation under GAAP. Intercompany accounts and transactions have been eliminated.
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended March 31, 2021, are UScellular and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 13 — Business Segment Information for summary financial information on each business segment.
The unaudited consolidated financial statements included herein have been prepared by TDS pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2020.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of March 31, 2021 and December 31, 2020 and its results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2021 and 2020. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2020.
Change in Reportable Segments
During the first quarter of 2021, TDS modified its reporting segment structure to combine its Wireline and Cable segments into a single reportable segment for TDS Telecom. TDS Telecom believes this presentation better articulates its progress and performance against its strategy, which includes a focus on overall broadband growth and future fiber deployment across its markets. This change also reflects TDS Telecom's progress in aligning its organizational, operational and support structures to leverage one cost base to better support its customers across all of its markets. Prior periods have been updated to conform to this revised presentation. See Note 13 — Business Segment Information for additional information on TDS' reportable segments.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	March 31, 2021	December 31, 2020
(Dollars in millions)
Cash and cash equivalents	$1,042	$1,429
Restricted cash included in Other current assets	37	23
Cash, cash equivalents and restricted cash in the statement of cash flows	$1,079	$1,452

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are point in time.

Three Months Ended March 31, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$685	$—	$—	$685
Inbound roaming	28	—	—	28
Residential	—	157	—	157
Commercial	—	47	—	47
Wholesale	—	45	—	45
Other service	38	—	16	54
Service revenues from contracts with customers	751	248	16	1,016
Equipment and product sales	252	—	24	276
Total revenues from contracts with customers	1,003	248	40	1,292
Operating lease income	20	1	5	26
Total operating revenues	$1,023	$249	$46	$1,318

Three Months Ended March 31, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$671	$—	$—	$671
Inbound roaming	37	—	—	37
Residential	—	144	—	144
Commercial	—	50	—	50
Wholesale	—	45	—	45
Other service	35	—	18	53
Service revenues from contracts with customers	743	239	18	1,000
Equipment and product sales	201	—	34	235
Total revenues from contracts with customers	944	240	52	1,235
Operating lease income	19	1	6	26
Total operating revenues	$963	$240	$58	$1,261
Numbers may not foot due to rounding

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

	March 31, 2021	December 31, 2020
(Dollars in millions)
Contract assets	$13	$13
Contract liabilities	$230	$216

Revenue recognized related to contract liabilities existing at January 1, 2021 was $131 million for the three months ended March 31, 2021.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2021 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2021	$330
2022	187
Thereafter	184
Total	$701
Contract Cost Assets
TDS expects that commission fees paid as a result of obtaining contracts are recoverable and therefore TDS defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. TDS also incurs fulfillment costs, such as installation costs, where there is an expectation that a future benefit will be realized. Deferred commission fees and fulfillment costs are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Contract cost asset balances, which are recorded in Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

	March 31, 2021	December 31, 2020
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$136	$139
Fulfillment costs
Installation costs	11	10
Total contract cost assets	$147	$149
Amortization of contract cost assets was $29 million and $31 million for the three months ended March 31, 2021 and 2020, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of March 31, 2021 and December 31, 2020, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	March 31, 2021		December 31, 2020
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$2,753	$2,814	$2,753	$2,809
Institutional	2	535	661	535	707
Other	2	796	796	230	230
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for TDS’ 7.0% Senior Notes, 6.875% Senior Notes, 6.625% Senior Notes and 5.875% Senior Notes, and UScellular’s 7.25% 2063 Senior Notes, 7.25% 2064 Senior Notes, 6.95% Senior Notes, 6.25% Senior Notes and 5.5% Senior Notes. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of senior term loan credit agreements and receivables securitization agreement. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.31% to 4.48% and 1.35% to 3.75% at March 31, 2021 and December 31, 2020, respectively.
The fair values of Cash and cash equivalents, restricted cash and Short-term investments approximate their book values due to the short-term nature of these financial instruments.

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
The following table summarizes equipment installment plan receivables.

	March 31, 2021	December 31, 2020
(Dollars in millions)
Equipment installment plan receivables, gross	$1,013	$1,007
Allowance for credit losses	(72)	(78)
Equipment installment plan receivables, net	$941	$929

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$596	$590
Other assets and deferred charges (Non-current portion)	345	339
Equipment installment plan receivables, net	$941	$929
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

	March 31, 2021					December 31, 2020
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$826	$99	$24	$8	$957	$819	$98	$22	$9	$948
Billed — current	35	5	1	1	42	36	5	1	1	43
Billed — past due	7	4	2	1	14	8	5	2	1	16
Total	$868	$108	$27	$10	$1,013	$863	$108	$25	$11	$1,007
The balance of the equipment installment plan receivables as of March 31, 2021 on a gross basis by year of origination were as follows:

	2018	2019	2020	2021	Total
(Dollars in millions)
Lowest Risk	$15	$202	$484	$167	$868
Lower Risk	1	18	61	28	108
Slight Risk	1	3	12	11	27
Higher Risk	—	1	5	4	10
Total	$17	$224	$562	$210	$1,013
Activity for the three months ended March 31, 2021 and 2020, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2021	March 31, 2020
(Dollars in millions)
Allowance for credit losses, beginning of period	$78	$84
Bad debts expense	3	25
Write-offs, net of recoveries	(9)	(19)
Allowance for credit losses, end of period	$72	$90

Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three months ended March 31, 2021 and 2020, was 30.1% and 4.2%, respectively. The higher effective tax rate in 2021 as compared to 2020 is due primarily to the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate.
Note 6 Earnings Per Share
Basic earnings per share attributable to TDS common shareholders is computed by dividing Net income attributable to TDS common shareholders by the weighted average number of Common Shares outstanding during the period. Diluted earnings per share attributable to TDS common shareholders is computed by dividing Net income attributable to TDS common shareholders by the weighted average number of Common Shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon the exercise of outstanding stock options and the vesting of performance and restricted stock units.
The amounts used in computing basic and diluted earnings per share attributable to TDS common shareholders were as follows:

	Three Months Ended March 31,
	2021	2020
(Dollars and shares in millions, except per share amounts)
Net income attributable to TDS common shareholders used in basic earnings per share	$57	$69
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(1)	(1)
Net income attributable to TDS common shareholders used in diluted earnings per share	$56	$68

Weighted average number of shares used in basic earnings per share:
Common Shares	107	108
Series A Common Shares	7	7
Total	114	115

Effects of dilutive securities	2	1
Weighted average number of shares used in diluted earnings per share	116	116

Basic earnings per share attributable to TDS common shareholders	$0.49	$0.60

Diluted earnings per share attributable to TDS common shareholders	$0.48	$0.59
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded was 4 million for both the three months ended March 31, 2021 and 2020.

Note 7 Intangible Assets
Activity related to Licenses for the three months ended March 31, 2021, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2020	$2,638
Acquisitions	1,283
Capitalized interest	3
Balance at March 31, 2021	$3,924
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. Additionally, UScellular expects to capitalize costs of approximately $178 million related to the estimated relocation costs and accelerated relocation incentive payments. The wireless spectrum licenses from Auction 107 are expected to be granted by the FCC in 2021. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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

	March 31, 2021	December 31, 2020
(Dollars in millions)
Equity method investments	$475	$456
Measurement alternative method investments	22	21
Total investments in unconsolidated entities	$497	$477
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended March 31,
	2021	2020
(Dollars in millions)
Revenues	$1,733	$1,662
Operating expenses	1,280	1,166
Operating income	453	496
Other income (expense), net	12	3
Net income	$465	$499

Note 9 Debt
Term Loan Agreements
The following table summarizes the term loan credit agreements as of March 31, 2021:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$200	$300
Amount borrowed	$200	$300
Amount available for use	$—	$—
Borrowings under the TDS term loan bear interest at a rate of LIBOR plus 2.0%. Principal reductions are due and payable in quarterly installments of $0.5 million beginning in June 2021. The remaining unpaid balance will be due and payable in January 2027.
Borrowings under the UScellular term loan bear interest at a rate of LIBOR plus 2.25%. Principal reductions are due and payable in quarterly installments of $0.75 million beginning in September 2021. The remaining unpaid balance will be due and payable in June 2027.
TDS and UScellular believe that they were in compliance with all of the financial covenants and other requirements set forth in their senior term loan credit agreements as of March 31, 2021.
Receivables Securitization Agreement
At March 31, 2021, UScellular had a receivables securitization agreement for securitized borrowings using its equipment installment receivables for general corporate purposes. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until maturity in December 2022, which may be extended from time to time as specified therein. The outstanding borrowings bear interest at floating rates. In March 2021, UScellular borrowed $275 million under its receivables securitization agreement. As of March 31, 2021, UScellular has borrowed the full amount available under the receivables securitization agreement of $300 million. UScellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its receivables securitization agreement as of March 31, 2021. As of March 31, 2021, the USCC Master Note Trust held $446 million of assets available to be pledged as collateral for the receivables securitization agreement.
Other Long-Term Debt
In April 2021, TDS announced that it will redeem its outstanding $225 million of 6.875% Senior Notes due 2059 and $300 million of 7.0% Senior Notes due 2060, and UScellular announced that it will redeem its outstanding $275 million of 7.25% Senior Notes due 2063. At time of redemption, $26 million of interest expense will be recorded related to unamortized debt issuance costs related to the notes. The notes are expected to be redeemed on May 12, 2021, at a redemption price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
Revolving Credit Agreements
In May 2021, TDS initiated a borrowing of $100 million under its revolving credit agreement.

Note 10 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. TDS reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and TDS’ Form 10-K for the year ended December 31, 2020.
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

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31, 2021	December 31, 2020
(Dollars in millions)
Assets
Cash and cash equivalents	$22	$18
Short-term investments	3	3
Accounts receivable	643	638
Inventory, net	3	3
Other current assets	34	21
Licenses	637	637
Property, plant and equipment, net	98	99
Operating lease right-of-use assets	39	37
Other assets and deferred charges	353	347
Total assets	$1,832	$1,803

Liabilities
Current liabilities	$25	$26
Long-term operating lease liabilities	35	34
Other deferred liabilities and credits	20	19
Total liabilities	$80	$79
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
TDS’ total investment in these unconsolidated entities was $5 million at both March 31, 2021 and December 31, 2020, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $30 million and $69 million, during the three months ended March 31, 2021 and 2020, respectively, of which $10 million in 2021 and $55 million in 2020, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. The general partner’s put option related to its interest in Advantage Spectrum will be exercisable in the third quarter of 2021, and if not exercised at that time, will be exercisable in 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to TDS, is recorded as Noncontrolling interests with redemption features in TDS’ Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in TDS’ Consolidated Statement of Operations.

Note 11 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Three Months Ended March 31,	2021	2020
(Dollars in millions)
Net income attributable to TDS shareholders	$59	$69
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(3)	(1)
Change in TDS' Capital in excess of par value from UScellular's repurchases of UScellular shares	—	13
Net transfers (to) from noncontrolling interests	(3)	12
Net income attributable to TDS shareholders after transfers (to) from noncontrolling interests	$56	$81
Note 12 Shareholders' Equity
Preferred Stock
In March 2021, TDS issued 16,800 shares of TDS’ 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock (Preferred Shares) for $25,000 per Preferred Share, for total gross proceeds of $420 million. The Preferred Shares were issued to a depositary to facilitate the issuance of 16,800,000 depositary shares (Depositary Shares), each representing 1/1,000th of a Preferred Share. TDS received net cash proceeds of $406 million after payment of issuance costs of $14 million. The proceeds will be used for general corporate purposes, including but not limited to, the funding of capital expenditures associated with TDS Telecom's fiber program and retirement of existing debt.
Each holder of Depositary Shares is entitled to a proportional fractional interest in all rights and preferences of the Preferred Shares, including dividend, voting, redemption and liquidation rights. The Preferred Shares have no maturity or mandatory redemption date and are not redeemable at the option of the holders.
Dividends on the Preferred Shares, when declared, will be payable quarterly, on a cumulative basis, beginning on June 30, 2021, at a rate equal to 6.625% per year. As of March 31, 2021, there were no dividends in arrears. The Preferred Shares rank senior to TDS’ Common Shares and junior to all of TDS’ existing and future indebtedness outstanding under the TDS’ credit facilities and unsecured senior notes. Upon voluntary or involuntary liquidation, holders of Preferred Shares are entitled to a liquidating distribution of $25,000 per Preferred Share after satisfaction of liabilities and obligations to creditors. The Preferred Shares do not have voting rights, except under limited conditions.
TDS may, at its option, redeem the Preferred shares (a) in whole or in part, on or after March 31, 2026 at a redemption price of $25,000 per Preferred Share, or (b) in whole but not in part, any time prior to March 31, 2026, within 120 days after a credit rating downgrade as specified in the offering prospectus, at a redemption price of $25,500 per Preferred Share, or (c) in whole or in part, within 120 days of the occurrence of a change in control as specified in the offering prospectus, at a redemption price of $25,000 per Preferred Share, plus, in each case, all accumulated and unpaid dividends (whether or not declared) up to the redemption date.
The Preferred Shares are convertible, at the option of the holder, to shares of TDS Common Shares upon a change of control as specified in the offering prospectus. The conversion right is the lesser of (a) Common Shares equal to $25,000 per Preferred Share plus any accumulated and unpaid dividends, divided by the TDS Common Stock price, or (b) 2,773.200 Common Shares for each Preferred Share, which represents one-half the conversion rate at the time of closing. In both cases, certain other adjustments and provisions may impact the conversion.

Note 13 Business Segment Information
UScellular and TDS Telecom are billed for services they receive from TDS, consisting primarily of information processing, accounting, finance, and general management services. Such billings are based on expenses specifically identified to UScellular and TDS Telecom and on allocations of common expenses. Management believes the method used to allocate common expenses is reasonable and that all expenses and costs applicable to UScellular and TDS Telecom are reflected in the accompanying business segment information on a basis that is representative of what they would have been if UScellular and TDS Telecom operated on a stand-alone basis. During the first quarter of 2021, TDS modified its reporting segment structure to combine its Wireline and Cable segments into a single reportable segment for TDS Telecom. TDS Telecom believes this presentation better articulates its progress and performance against its strategy, which includes a focus on overall broadband growth and future fiber deployment across its markets. This change also reflects TDS Telecom's progress in aligning its organizational, operational and support structures to leverage one cost base to better support its customers across all of its markets. Prior periods have been updated to conform to this revised presentation.
Financial data for TDS’ reportable segments for the three month periods ended, or as of March 31, 2021 and March 31, 2020, is as follows. See Note 1 — Basis of Presentation for additional information.

Three Months Ended or as of March 31, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$771	$249	$22	$1,042
Equipment and product sales	252	—	24	276
Total operating revenues	1,023	249	46	1,318
Cost of services (excluding Depreciation, amortization and accretion reported below)	185	97	17	299
Cost of equipment and products	275	—	18	293
Selling, general and administrative	305	70	13	388
Depreciation, amortization and accretion	170	49	5	224
(Gain) loss on asset disposals, net	5	—	—	5
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	84	32	(6)	110
Equity in earnings of unconsolidated entities	42	—	—	42
Interest and dividend income	2	—	1	3
Interest expense	(39)	1	(15)	(53)
Income (loss) before income taxes	89	33	(20)	102
Income tax expense (benefit)	27	8	(4)	31
Net income (loss)	62	24	(15)	71
Add back:
Depreciation, amortization and accretion	170	49	5	224
(Gain) loss on asset disposals, net	5	—	—	5
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	39	(1)	15	53
Income tax expense (benefit)	27	8	(4)	31
Adjusted EBITDA[1]	$302	$81	$—	$383

Investments in unconsolidated entities	$455	$4	$38	$497
Total assets	$10,148	$2,377	$882	$13,407
Capital expenditures	$125	$70	$2	$197

Three Months Ended or as of March 31, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$762	$240	$24	$1,026
Equipment and product sales	201	—	34	235
Total operating revenues	963	240	58	1,261
Cost of services (excluding Depreciation, amortization and accretion reported below)	180	95	18	293
Cost of equipment and products	217	—	29	246
Selling, general and administrative	335	65	11	411
Depreciation, amortization and accretion	177	52	6	235
(Gain) loss on asset disposals, net	4	—	—	4
Operating income (loss)	50	28	(6)	72
Equity in earnings of unconsolidated entities	45	—	—	45
Interest and dividend income	4	2	—	6
Interest expense	(24)	1	(14)	(37)
Other, net	1	—	(1)	—
Income (loss) before income taxes	76	31	(21)	86
Income tax expense (benefit)	4	4	(5)	3
Net income (loss)	72	28	(17)	83
Add back:
Depreciation, amortization and accretion	177	52	6	235
(Gain) loss on asset disposals, net	4	—	—	4
Interest expense	24	(1)	14	37
Income tax expense (benefit)	4	4	(5)	3
Adjusted EBITDA[1]	$281	$82	$(1)	$362

Investments in unconsolidated entities	$469	$4	$36	$509
Total assets	$8,251	$2,221	$423	$10,895
Capital expenditures	$236	$54	$2	$292

Numbers may not foot due to rounding.
1Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is a segment measure reported to the chief operating decision maker for purposes of assessing their performance. Adjusted EBITDA is defined as net income, adjusted for the items set forth in the reconciliation above. TDS believes Adjusted EBITDA is a useful measure of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented above as they provide additional relevant and useful information to investors and other users of TDS' financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance.

.

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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
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
Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2020, for additional information. There have been no material changes to such information since December 31, 2020.

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2021.
The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2021	—	$—	—	$185,033,191
February 1 - 28, 2021	—	$—	—	$185,033,191
March 1 - 31, 2021	162,500	$18.50	162,500	$182,026,239
Total for or as of the end of the quarter ended March 31, 2021	162,500	$18.50	162,500	$182,026,239

Exhibits

Exhibit Number	Description of Documents

Exhibit 4.1
Certificate of Designations of Telephone and Data Systems, Inc., including Form of Stock Certificate evidencing the 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock, filed on March 1, 2021 with the Secretary of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the Series UU Preferred Stock is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated March 1, 2021.

Exhibit 4.2
Deposit Agreement, including Form of Depositary Receipt, dated as of March 2, 2021, among Telephone and Data Systems, Inc., and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts issued thereunder is hereby incorporated by reference to Exhibit 4.2 to TDS' Current Report on Form 8-K dated March 1, 2021.

Exhibit 4.3
Amendment No. 1 to the Deposit Agreement, dated as of March 8, 2021, among Telephone and Data Systems, Inc., and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts issued thereunder is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated March 8, 2021.

Exhibit 10.1
UScellular 2021 Executive Deferred Compensation Interest Account Plan effective January 1, 2021, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2021.

Exhibit 10.2	TDS 2021 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated March 17, 2021.

Exhibit 10.3
United States Cellular Corporation 2021 Officer Annual Incentive Plan effective January 1, 2021, is hereby incorporated by reference from Exhibit 10.1 to UScellular's Current Report on Form 8-K dated April 13, 2021.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	28	-	33
		Notes to Consolidated Financial Statements	35	-	46

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4.	Controls and Procedures	48

Part II.	Other Information

	Item 1.	Legal Proceedings	48

	Item1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

	Item 6.	Exhibits	50

Signatures			52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 6, 2021	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	May 6, 2021	/s/ Peter L. Sereda
Peter L. Sereda Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	May 6, 2021	/s/ Anita J. Kroll
Anita J. Kroll Vice President - Controller and Chief Accounting Officer (principal accounting officer)