Form 10-Q
period 2021-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2021-08-06
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2021, is 107,441,800 Common Shares, $.01 par value, and 7,303,600 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2021

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and six months ended June 30, 2021, to the three and six months ended June 30, 2020. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2020. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
The coronavirus (COVID-19) pandemic did not have a material impact on TDS' financial results for the three and six months ended June 30, 2021. The impact of COVID-19 on TDS' future financial results is uncertain, but is not projected to have a material impact. There are many factors, including the severity and duration of the outbreak, as well as other direct and indirect impacts, that could negatively impact TDS.

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
▪TDS Telecom strives to be the preferred broadband provider in its markets with the ability to provide value-added bundling with video and voice service options. TDS Telecom focuses on driving growth by investing in fiber deployment in its expansion markets, and its incumbent markets that have historically utilized copper and coaxial cable technologies.
▪TDS Telecom may also seek to grow its operations through the acquisition of businesses that support and complement its existing markets or by creating entirely new clusters of markets in advantageous locations. TDS Telecom intends to avoid markets served by other fiber overbuilders or municipalities which have constructed their own networks with fiber to the home.

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
▪Auctions 105, 107 and 110 – Auction 105 was an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021. Auction 110 is an FCC auction of 3.45-3.55 GHz wireless spectrum licenses that is expected to start in October 2021.
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

Results of Operations — TDS Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
(Dollars in millions)
Operating revenues
UScellular	$1,014	$973	4%	$2,037	$1,937	5%
TDS Telecom	252	241	5%	501	481	4%
All other[1]	45	49	(8)%	91	106	(15)%
Total operating revenues	1,311	1,263	4%	2,629	2,524	4%
Operating expenses
UScellular	978	920	6%	1,917	1,833	5%
TDS Telecom	224	210	7%	441	422	5%
All other[1]	51	55	(7)%	103	118	(14)%
Total operating expenses	1,253	1,185	6%	2,461	2,373	4%
Operating income (loss)
UScellular	36	53	(32)%	120	104	16%
TDS Telecom	28	31	(10)%	60	59	1%
All other[1]	(6)	(6)	–	(12)	(12)	2%
Total operating income	58	78	(26)%	168	151	12%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	48	44	7%	90	90	–
Interest and dividend income	3	2	40%	6	8	(22)%
Interest expense	(86)	(38)	N/M	(138)	(75)	(85)%
Other, net	—	—	(11)%	(1)	(1)	10%
Total investment and other income (expense)	(35)	8	N/M	(43)	22	N/M

Income before income taxes	23	86	(73)%	125	173	(28)%
Income tax expense (benefit)	(11)	8	N/M	20	12	62%

Net income	34	78	(56)%	105	161	(35)%
Less: Net income attributable to noncontrolling interests, net of tax	7	13	(44)%	19	26	(26)%
Net income attributable to TDS shareholders	27	65	(59)%	86	135	(36)%
TDS Preferred Share dividends	7	—	N/M	9	—	N/M
Net income attributable to TDS common shareholders	$20	$65	(69)%	$77	$135	(43)%

Adjusted OIBDA (Non-GAAP)[2]	$295	$318	(7)%	$632	$629	1%
Adjusted EBITDA (Non-GAAP)[2]	$346	$364	(5)%	$727	$726	–
Capital expenditures[3]	$250	$247	1%	$446	$539	(17)%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $22 million and $20 million for the three months ended June 30, 2021 and 2020, respectively and $41 million and $42 million for the six months ended June 30, 2021 and 2020, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased for the three and six months ended June 30, 2021, primarily as a result of (i) the write off of $36 million of unamortized debt issuance costs related to $525 million of TDS Senior Notes and $575 million of UScellular Senior Notes that were redeemed during the three months ended June 30, 2021 and (ii) the issuance of $500 million of 6.25% UScellular Senior Notes in August 2020 and $500 million of 5.50% UScellular Senior Notes in both December 2020 and May 2021. See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended June 30, 2021 and 2020 was (48.9)% and 9.6%, respectively. The effective tax rate for the three months ended June 30, 2021 was lower due primarily to the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years. The decrease was partially offset by the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate.
The effective tax rate on Income before income taxes for the six months ended June 30, 2021 and 2020, was 15.5% and 6.9%, respectively. The effective tax rate for the six months ended June 30, 2021 was higher due primarily to the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate. The increase was partially offset by the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
UScellular noncontrolling public shareholders’	$6	$12	$17	$24
Noncontrolling shareholders’ or partners’	1	1	2	2
Net income attributable to noncontrolling interests, net of tax	$7	$13	$19	$26
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

$800
$700
$600
$500
$400
$300
$200
$100
$0
$78
$364
$34
$346
$161
$726
$105
$727
Q2 2020
Q2 2021
YTD 2020
YTD 2021
Net income
Adjusted EBITDA*

Three Months Ended
Net income decreased due primarily to higher interest and operating expenses, partially offset by higher operating revenues and lower income taxes. Adjusted EBITDA decreased due primarily to higher operating expenses, partially offset by higher operating revenues.
Six Months Ended
Net income decreased due primarily to higher interest, operating, and income tax expenses, partially offset by higher operating revenues. Adjusted EBITDA increased due primarily to higher operating revenues, partially offset by higher operating expenses.
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
▪Employs approximately 5,000 associates
▪4,278 owned towers
▪6,819 cell sites in service

Operational Overview

As of June 30,	2021	2020
Retail Connections – End of Period
Postpaid	4,399,000	4,372,000
Prepaid	507,000	496,000
Total	4,906,000	4,868,000

	Q2 2021	Q2 2020	Q2 2021 vs. Q2 2020	YTD 2021	YTD 2020	YTD 2021 vs. YTD 2020
Postpaid Activity and Churn
Gross Additions
Handsets	101,000	85,000	19%	204,000	175,000	17%
Connected Devices	40,000	44,000	(9)%	79,000	86,000	(8)%
Total Gross Additions	141,000	129,000	9%	283,000	261,000	8%
Net Additions (Losses)
Handsets	(1,000)	3,000	N/M	(4,000)	(17,000)	76%
Connected Devices	(5,000)	9,000	N/M	(8,000)	3,000	N/M
Total Net Additions (Losses)	(6,000)	12,000	N/M	(12,000)	(14,000)	14%
Churn
Handsets	0.88%	0.71%		0.90%	0.83%
Connected Devices	2.69%	2.24%		2.61%	2.67%
Total Churn	1.11%	0.89%		1.12%	1.05%
N/M - Percentage change not meaningful
Total postpaid handset net additions decreased for the three months ended June 30, 2021, when compared to the same period last year due primarily to an increase in defections resulting from higher consumer switching activity which was depressed in 2020 due to COVID-19. Partially offsetting the increase in defections was an increase in gross additions.
Total postpaid handset net losses decreased for the six months ended June 30, 2021, when compared to the same period last year due primarily to an increase in gross additions as a result of higher consumer switching activity in 2021, as well as a decrease in non-pay defections. Partially offsetting the decrease was an increase in voluntary defections.
Total postpaid connected device net additions decreased for the three and six months ended June 30, 2021, when compared to the same period last year, in substantial part, due to lower demand for internet related products as a result of a reduction in COVID-related funding vehicles, many of which are connected to government subsidies.

Postpaid Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Average Revenue Per User (ARPU)	$47.74	$46.24	3%	$47.70	$46.72	2%
Average Revenue Per Account (ARPA)	$125.25	$120.70	4%	$125.25	$121.80	3%

Postpaid ARPU and Postpaid ARPA increased for the three and six months ended June 30, 2021, when compared to the same period last year, due to (i) an increase in regulatory recovery revenues, (ii) favorable plan and product offering mix, (iii) an increase in device protection plan revenues, and (iv) an increase in overage fees which were waived in Q2 2020 to assist customers during the COVID-19 pandemic. These increases were partially offset by an increase in promotional discounts.

Financial Overview - UScellular

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
(Dollars in millions)
Retail service	$686	$658	4%	$1,371	$1,329	3%
Inbound roaming	28	41	(31)%	56	77	(27)%
Other	60	54	10%	118	109	8%
Service revenues	774	753	3%	1,545	1,515	2%
Equipment sales	240	220	9%	492	422	17%
Total operating revenues	1,014	973	4%	2,037	1,937	5%

System operations (excluding Depreciation, amortization and accretion reported below)	204	197	4%	389	377	3%
Cost of equipment sold	258	218	19%	533	435	23%
Selling, general and administrative	334	323	3%	639	659	(3)%
Depreciation, amortization and accretion	180	178	1%	350	354	(2)%
(Gain) loss on asset disposals, net	2	4	(50)%	7	8	(9)%
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	(1)	—	N/M
Total operating expenses	978	920	6%	1,917	1,833	5%

Operating income	$36	$53	(32)%	$120	$104	16%

Net income	$35	$69	(49)%	$97	$141	(31)%
Adjusted OIBDA (Non-GAAP)[1]	$218	$235	(7)%	$476	$466	2%
Adjusted EBITDA (Non-GAAP)[1]	$267	$280	(5)%	$567	$560	1%
Capital expenditures[2]	$148	$168	(12)%	$273	$405	(33)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2021 and 2020
(Dollars in millions)
Operating Revenues
Six Months Ended June 30, 2021 and 2020
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and six months ended June 30, 2021, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section as well as an increase in the average number of postpaid subscribers.
Inbound roaming revenues decreased for the three and six months ended June 30, 2021, primarily driven by lower data revenues resulting from lower usage and lower rates. UScellular expects inbound roaming revenues to continue to decline during 2021 relative to prior year levels.
Other service revenues increased for the three and six months ended June 30, 2021, resulting from increases in tower rental revenues and miscellaneous other service revenues.
Equipment sales revenues increased for the three and six months ended June 30, 2021, due primarily to an increase in the volume of smartphone and accessory sales, partially offset by an increase in promotional activity.
In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. Operating revenues and Operating income may be negatively impacted in future periods by the competitive need to offer increased promotional discounts to new and existing customers.

System operations expenses
System operations expenses increased for the three and six months ended June 30, 2021, due to higher circuit costs as well as an increase in cell site rent and maintenance expense.
Cost of equipment sold
Cost of equipment sold increased for the three and six months ended June 30, 2021, due primarily to an increase in the volume of smartphone and accessory sales.
Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three months ended June 30, 2021, due primarily to increases in system development costs and Federal USF expense.
Selling, general and administrative expenses decreased for the six months ended June 30, 2021, due primarily to reductions in (i) bad debts expense driven by fewer non-pay customers as a result of better credit mix and improved customer payment behavior, and (ii) advertising expenses. This was partially offset by increases in system development costs and Federal USF expense.

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom owns, operates and invests in communications services in a mix of rural and metropolitan communities throughout the United States. TDS Telecom is a wholly-owned subsidiary of TDS and provides a wide range of broadband, video and voice communications services to residential, commercial and wholesale customers. TDS Telecom's strategy is to grow its customer base through market expansions and offering state-of-the-art services. The company invests in high-quality networks and provides excellent customer service, a key tenet of its long-standing mission.

OPERATIONS

TDS Telecom headquarters, Madison, WI
TDS Telecom operations

▪Serves 1.2 million connections in 32 states
▪Employs approximately 2,900 associates

Operational Overview
Total Service Addresses
As of June 30,

TDS Telecom grew its service addresses 6% through network expansion and now offers 1Gig service to 56% of its total footprint.

Wireline Service Addresses
As of June 30,
TDS Telecom serves 39% of its wireline service addresses with fiber-to-the-home as of June 30, 2021, compared to 33% a year ago. Expansion markets have increased to 11% of wireline service addresses, up from 6% a year ago.

As of June 30,	2021	2020	2021 vs. 2020
Residential connections
Broadband
Wireline, Incumbent	249,200	240,400	4%
Wireline, Expansion	28,300	14,700	92%
Cable	201,200	191,000	5%
Total Broadband	478,700	446,000	7%
Video	143,200	144,600	(1)%
Voice	308,100	317,100	(3)%
Total Residential Connections	930,100	907,800	2%
Commercial connections	274,400	297,200	(8)%
Total connections	1,204,500	1,205,000	–
Numbers may not foot due to rounding.
Total connections decreased slightly despite strong broadband connection growth due primarily to a decrease in legacy voice connections and competitive local exchange carrier (CLEC) commercial connections.
A majority of TDS Telecom's residential customers take advantage of bundling options as 64% of customers subscribe to more than one service.

Total residential revenue per connection increased 7% and 6% for the three and six months ended June 30, 2021, respectively, due to a higher concentration of broadband connection growth as well as an increase in broadband speeds and price increases. Cable residential revenue per connection exceeds wireline due to a higher mix of video connections.

Residential Broadband Connections by Speed
As of June 30,
Residential broadband customers continue to choose higher speeds with 63% taking speeds of 100 Mbps or greater and 7% choosing 1Gig.

Broadband Penetration
As of June 30,

Broadband penetration has stayed steady due primarily to broadband connection growth as service addresses have grown 6%.

Financial Overview - TDS Telecom

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
(Dollars in millions)
Residential
Wireline, Incumbent	$86	$81	7%	$171	$162	6%
Wireline, Expansion	8	4	81%	15	8	80%
Cable	66	60	10%	131	119	9%
Total residential	160	145	10%	317	289	10%
Commercial	46	48	(4)%	93	98	(5)%
Wholesale	45	47	(3)%	91	94	(3)%
Total service revenues	251	240	5%	500	480	4%
Equipment revenues	—	—	5%	1	1	7%
Total operating revenues	252	241	5%	501	481	4%

Cost of services (excluding Depreciation, amortization and accretion reported below)	101	92	10%	199	188	6%
Cost of equipment and products	—	—	(12)%	—	—	(7)%
Selling, general and administrative	73	66	11%	143	130	10%
Depreciation, amortization and accretion	49	51	(5)%	98	103	(5)%
(Gain) loss on asset disposals, net	1	—	N/M	1	—	N/M
Total operating expenses	224	210	7%	441	422	5%

Operating income	$28	$31	(10)%	$60	59	1%

Net income	$22	$28	(22)%	$46	56	(17)%
Adjusted OIBDA (Non-GAAP)[1]	$78	$82	(6)%	$159	162	(2)%
Adjusted EBITDA (Non-GAAP)[1]	$78	$83	(7)%	$158	165	(4)%
Capital expenditures[2]	$99	$75	33%	$169	128	32%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2021 and 2020
(Dollars in millions)
Operating Revenues
Six Months Ended June 30, 2021 and 2020
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three and six months ended June 30, 2021, due primarily to growth in broadband connections, price increases and federal universal service surcharges, partially offset by a decline in voice connections.

Commercial revenues decreased for the three and six months ended June 30, 2021, due primarily to declining connections in CLEC markets.

Wholesale revenues decreased for the three and six months ended June 30, 2021, due primarily to decreased access revenues.

Cost of services
Cost of services increased for the three and six months ended June 30, 2021, due primarily to higher employee expenses to support current and future growth, plant and maintenance costs, and increases in video programming costs, partially offset by a decrease in costs to provide legacy services and building expenses.

Selling, general and administrative
Selling, general and administrative expenses increased for the three and six months ended June 30, 2021, due primarily to higher employee and call center expenses to support current and future growth, increases to charges for federal universal service support, increased project costs associated with a new customer management system, and increased advertising expenses in TDS Telecom's expansion markets.

Depreciation, amortization and accretion
Depreciation, amortization and accretion decreased for the three and six months ended June 30, 2021, due primarily to certain assets becoming fully depreciated partially offset by higher depreciation due to increased capital expenditures on new fiber assets throughout 2020 and increased software amortization.

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
TDS has incurred negative free cash flow at times in the past and this could occur in the future. However, TDS believes that existing cash and investment balances, funds available under its revolving credit, term loan and receivables securitization agreements, expected future tax refunds and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the coming years. TDS will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
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

Financing
Revolving Credit Agreements
In March 2020, TDS entered into a $400 million unsecured revolving credit agreement with certain lenders and other parties and UScellular entered into a $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in March 2025. During the three months ended June 30, 2021, TDS borrowed $125 million under its revolving credit agreement. As of June 30, 2021, there were no outstanding borrowings under the UScellular revolving credit agreement. As of June 30, 2021, TDS’ and UScellular’s unused borrowing capacity was $274 million and $300 million, respectively.
In July 2021, TDS and UScellular amended and restated their revolving credit agreements. The maturity date of the agreements was extended to July 2026 and the consolidated leverage ratio, as defined in the agreements, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the revolving credit agreements.
Term Loan Agreements
In January 2021, TDS borrowed $75 million under its senior term loan credit agreement. In February 2021, UScellular borrowed $217 million under its senior term loan credit agreement. As of June 30, 2021, TDS and UScellular have both borrowed the full amounts available under the senior term loan credit agreements of $200 million and $300 million, respectively.
In July 2021, TDS and UScellular amended and restated their term loan agreements to allow for additional borrowing capacity of $300 million and $200 million, respectively.
See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the senior term loan agreements.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In March 2021, UScellular borrowed an additional $275 million under its receivables securitization agreement. In June 2021, UScellular repaid $200 million of the outstanding borrowing.
In June 2021, UScellular increased the borrowing capacity under the receivables securitization agreement to $450 million. As of June 30, 2021, the outstanding borrowings under the agreement were $100 million and the unused capacity under the agreement was $350 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. Amounts under the receivables securitization agreement may be repaid and reborrowed from time to time until December 2022, which may be extended from time to time as specified therein. See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the receivables securitization agreement.
In July 2021, UScellular amended the receivables securitization agreement. The consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the receivable securitization agreement.
Financial Covenants
TDS and UScellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit agreements, senior term loan credit agreements and receivables securitization agreement as of June 30, 2021.

Other Long-Term Financing
In 2020, UScellular issued $500 million of 6.25% Senior Notes due in 2069 and $500 million of 5.5% Senior Notes due in March 2070. The proceeds from both issuances were for general corporate purposes, including but not limited to, the purchase of additional wireless spectrum licenses acquired in Auction 107, funding of capital expenditures, including in connection with 5G buildout projects and retirement of existing debt.
In March 2021, TDS issued 16,800 shares of 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock (Preferred Shares) for $25,000 per Preferred Share, for total gross proceeds of $420 million. The Preferred Shares were issued to a depositary to facilitate the issuance of 16,800,000 depositary shares (Depositary Shares), each representing 1/1,000th of a Preferred Share. TDS received net cash proceeds of $406 million after payment of issuance costs of $14 million. The proceeds were for general corporate purposes, including but not limited to, the funding of capital expenditures associated with TDS Telecom's fiber program and retirement of existing debt. See Note 12 — Shareholders' Equity in the Notes to Consolidated Financial Statements for additional information related to TDS' Preferred Shares.
In May 2021, TDS redeemed its outstanding $225 million of 6.875% Senior Notes due 2059 and $300 million of 7.0% Senior Notes due 2060, and UScellular redeemed its outstanding $275 million of 7.25% Senior Notes due 2063. At time of redemption, $26 million of interest expense was recorded related to unamortized debt issuance costs for these notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
In May 2021, UScellular issued $500 million of 5.5% Senior Notes due in June 2070. The proceeds from the issuance were used for general corporate purposes, including but not limited to, the repayment of other debt, the purchase of additional spectrum and the funding of capital expenditures, including in connection with 5G buildout projects.
In June 2021, UScellular redeemed its outstanding $300 million of 7.25% Senior Notes due 2064. At time of redemption, $10 million of interest expense was recorded related to unamortized debt issuance costs for these notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
In August 2021, TDS announced that it will redeem its outstanding $116 million of 6.625% Senior Notes due 2045 and UScellular announced that it will redeem its outstanding $342 million of 6.95% Senior Notes due 2060. At time of redemption, $14 million of interest expense will be recorded related to unamortized debt issuance costs related to the notes. The notes are expected to be redeemed on September 1, 2021, at a redemption price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
TDS and UScellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated securities, preferred shares and depositary shares.
Credit Ratings
In August 2021, Moody’s lowered its rating for UScellular’s senior unsecured notes from Ba1 to Ba2. This downgrade is due primarily to the impact of the financing activities noted above that increase the capacity of debt facilities that are structurally senior to UScellular’s senior unsecured notes.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2021 and 2020, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the six months ended June 30, 2021 and 2020, were $273 million and $405 million, respectively.
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

TDS Telecom’s capital expenditures for the six months ended June 30, 2021 and 2020, were $169 million and $128 million, respectively.
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

TDS intends to finance its capital expenditures for 2021 using primarily Cash flows from operating activities, existing cash balances and, if required, additional debt financing from its revolving credit, term loan and receivables securitization agreements and/or other forms of financing.
Acquisitions, Divestitures and Exchanges
TDS may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties, wireless spectrum licenses (including pursuant to FCC auctions) and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement.
Other Obligations
TDS will require capital for future spending on existing contractual obligations, including long-term debt obligations; dividend obligations; lease commitments; commitments for device purchases, network facilities and transport services; agreements for software licensing; long-term marketing programs; Auction 107 relocation costs and accelerated relocation incentive payments; and other agreements to purchase goods or services.
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

Common Share Repurchase Programs
During the six months ended June 30, 2021, TDS repurchased 162,500 Common Shares for $3 million at an average cost per share of $18.50. As of June 30, 2021, the maximum dollar value of TDS Common Shares that may yet be repurchased under TDS’ program was $182 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
During the six months ended June 30, 2021, UScellular repurchased 54,900 Common Shares for $2 million at an average cost per share of $29.52. As of June 30, 2021, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 4,452,000.
Off-Balance Sheet Arrangements
TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes TDS' cash flow activities for the six months ended June 30, 2021 and 2020.
2021 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $1,033 million. Net cash provided by operating activities was $481 million due to net income of $105 million adjusted for non-cash items of $497 million and distributions received from unconsolidated entities of $80 million, including $32 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $201 million. The working capital changes were primarily influenced by the timing of vendor payments, increases in inventory, and the timing of annual associate bonus payments.
Cash flows used for investing activities were $1,715 million. Cash paid for additions to property, plant and equipment totaled $457 million. Cash payments for wireless spectrum license acquisitions were $1,253 million.
Cash flows provided by financing activities were $201 million, due primarily to the issuance of $420 million of TDS Preferred Shares, the issuance of $500 million of 5.5% UScellular Senior Notes, $275 million borrowed under the UScellular receivables securitization agreement, $217 million borrowed under the UScellular term loan, $125 million borrowed under the TDS revolving credit agreement, and $75 million borrowed under the TDS term loan. These were partially offset by the redemption of $525 million of TDS Senior Notes, $575 million of UScellular Senior Notes, a $200 million repayment on the receivables securitization agreement, the payment of dividends and the payment of debt and equity issuance costs.
2020 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $112 million. Net cash provided by operating activities was $806 million due to net income of $161 million adjusted for non-cash items of $612 million and distributions received from unconsolidated entities of $91 million, including $43 million in distributions from the LA Partnership. This was offset by changes in working capital items which decreased net cash by $58 million. The working capital changes were primarily influenced by tax impacts from the CARES Act and annual associate bonus payments, partially offset by the timing of vendor payments and collections of customer and agent receivables.
Cash flows used for investing activities were $769 million. Cash paid for additions to property, plant and equipment totaled $610 million. Cash payments for wireless spectrum license acquisitions were $144 million.
Cash flows provided by financing activities were $75 million, due primarily to cash received from the UScellular receivables securitization agreement and TDS term loan borrowing, partially offset by the repurchase of TDS and UScellular Common Shares and the payment of dividends.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2021 were as follows:
Inventory, net
Inventory, net increased $35 million due primarily to an increase in the volume of inventory at UScellular.
Licenses
Licenses increased $1,288 million due primarily to wireless spectrum license rights acquired through Auction 107. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Accounts payable
Accounts payable decreased $134 million due primarily to vendor payment timing differences.
Accrued compensation
Accrued compensation decreased $40 million due primarily to associate bonus payments in March 2021.
Long-term debt, net
The following table presents the components of the $89 million decrease in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2020	$3,424
Borrowings under Revolving Credit Agreements	125
Borrowings under Term Loan Agreements	292
Borrowings under Receivables Securitization Agreement	275
Issuance of Senior Notes	500
Payment of debt issuance costs	(16)
Repayments under Receivables Securitization Agreement	(200)
Redemptions of Senior Notes	(1,100)
Debt issuance costs charged to interest expense	37
Other	(2)
Balance at June 30, 2021	$3,335
Preferred Shares
Preferred Shares increased $406 million due to the issuance of $420 million of TDS Preferred Shares, net of issuance costs.

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
Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. See Note 13 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
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

	Three Months Ended June 30,		Six Months Ended June 30,
TDS - CONSOLIDATED	2021	2020	2021	2020
(Dollars in millions)
Net income (GAAP)	$34	$78	$105	$161
Add back:
Income tax expense (benefit)	(11)	8	20	12
Interest expense	86	38	138	75
Depreciation, amortization and accretion	234	236	457	470
EBITDA (Non-GAAP)	343	360	720	718
Add back or deduct:
(Gain) loss on asset disposals, net	3	4	8	8
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Adjusted EBITDA (Non-GAAP)	346	364	727	726
Deduct:
Equity in earnings of unconsolidated entities	48	44	90	90
Interest and dividend income	3	2	6	8
Other, net	—	—	(1)	(1)
Adjusted OIBDA (Non-GAAP)	295	318	632	629
Deduct:
Depreciation, amortization and accretion	234	236	457	470
(Gain) loss on asset disposals, net	3	4	8	8
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Operating income (GAAP)	$58	$78	$168	$151

	Three Months Ended June 30,		Six Months Ended June 30,
UScellular	2021	2020	2021	2020
(Dollars in millions)
Net income (GAAP)	$35	$69	$97	$141
Add back:
Income tax expense (benefit)	(10)	4	17	8
Interest expense	60	25	97	49
Depreciation, amortization and accretion	180	178	350	354
EBITDA (Non-GAAP)	265	276	561	552
Add back or deduct:
(Gain) loss on asset disposals, net	2	4	7	8
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Adjusted EBITDA (Non-GAAP)	267	280	567	560
Deduct:
Equity in earnings of unconsolidated entities	47	44	88	89
Interest and dividend income	2	1	3	5
Adjusted OIBDA (Non-GAAP)	218	235	476	466
Deduct:
Depreciation, amortization and accretion	180	178	350	354
(Gain) loss on asset disposals, net	2	4	7	8
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Operating income (GAAP)	$36	$53	$120	$104

	Three Months Ended June 30,		Six Months Ended June 30,
TDS TELECOM	2021	2020	2021	2020
(Dollars in millions)
Net income (GAAP)	$22	$28	$46	$56
Add back:
Income tax expense	7	5	15	8
Interest expense	(1)	(1)	(2)	(2)
Depreciation, amortization and accretion	49	51	98	103
EBITDA (Non-GAAP)	77	83	157	165
Add back or deduct:
(Gain) loss on asset disposals, net	1	—	1	—
Adjusted EBITDA (Non-GAAP)	78	83	158	165
Deduct:
Interest and dividend income	—	1	—	4
Other, net	—	—	—	(1)
Adjusted OIBDA (Non-GAAP)	78	82	159	162
Deduct:
Depreciation, amortization and accretion	49	51	98	103
(Gain) loss on asset disposals, net	1	—	1	—
Operating income (GAAP)	$28	$31	$60	$59
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

	Six Months Ended June 30,
	2021	2020
(Dollars in millions)
Cash flows from operating activities (GAAP)	$481	$806
Less: Cash paid for additions to property, plant and equipment	457	610
Free cash flow (Non-GAAP)	$24	$196

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
Spectrum Auctions
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million. The wireless spectrum licenses have not yet been granted by the FCC.
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $178 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, which occurred after the period ended June 30, 2021. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023. Combined with prior mid-band purchases in Auction 105, UScellular will have mid-band spectrum in nearly all of its operating footprint, covering approximately 95% of subscribers.
On June 9, 2021, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110). UScellular filed an application to participate in Auction 110 on July 19, 2021. Upfront payments are due on September 2, 2021 and bidding will commence on October 5, 2021.

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
The following table presents the scheduled principal payments on long-term debt, finance lease obligations, and the related weighted average interest rates by maturity dates at June 30, 2021.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2021	$4	2.7%
2022	105	1.3%
2023	5	2.4%
2024	5	2.4%
2025	130	1.6%
Thereafter	3,181	5.6%
Total	$3,430	5.3%
1    The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to UScellular's 6.7% Senior Notes.
2    Represents the weighted average stated interest rates at June 30, 2021, for debt maturing in the respective periods
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2021.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,049	$1,016	$2,091	$2,042
Equipment and product sales	262	247	538	482
Total operating revenues	1,311	1,263	2,629	2,524

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	324	306	623	599
Cost of equipment and products	276	241	570	487
Selling, general and administrative	416	398	804	809
Depreciation, amortization and accretion	234	236	457	470
(Gain) loss on asset disposals, net	3	4	8	8
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Total operating expenses	1,253	1,185	2,461	2,373

Operating income	58	78	168	151

Investment and other income (expense)
Equity in earnings of unconsolidated entities	48	44	90	90
Interest and dividend income	3	2	6	8
Interest expense	(86)	(38)	(138)	(75)
Other, net	—	—	(1)	(1)
Total investment and other income (expense)	(35)	8	(43)	22

Income before income taxes	23	86	125	173
Income tax expense (benefit)	(11)	8	20	12
Net income	34	78	105	161
Less: Net income attributable to noncontrolling interests, net of tax	7	13	19	26
Net income attributable to TDS shareholders	27	65	86	135
TDS Preferred Share dividends	7	—	9	—
Net income attributable to TDS common shareholders	$20	$65	$77	$135

Basic weighted average shares outstanding	115	114	115	115
Basic earnings per share attributable to TDS common shareholders	$0.18	$0.57	$0.67	$1.18

Diluted weighted average shares outstanding	116	115	116	115
Diluted earnings per share attributable to TDS common shareholders	$0.17	$0.56	$0.65	$1.15
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Net income	$34	$78	$105	$161
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	1	1	1	2
Comprehensive income	35	79	106	163
Less: Net income attributable to noncontrolling interests, net of tax	7	13	19	26
Comprehensive income attributable to TDS shareholders	$28	$66	$87	$137
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
(Dollars in millions)
Cash flows from operating activities
Net income	$105	$161
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	457	470
Bad debts expense	22	48
Stock-based compensation expense	24	25
Deferred income taxes, net	40	150
Equity in earnings of unconsolidated entities	(90)	(90)
Distributions from unconsolidated entities	80	91
(Gain) loss on asset disposals, net	8	8
(Gain) loss on sale of business and other exit costs, net	(1)	—
Other operating activities	37	1
Changes in assets and liabilities from operations
Accounts receivable	37	21
Equipment installment plans receivable	(32)	22
Inventory	(35)	15
Accounts payable	(106)	49
Customer deposits and deferred revenues	6	(8)
Accrued taxes	(25)	(115)
Accrued interest	(3)	—
Other assets and liabilities	(43)	(42)
Net cash provided by operating activities	481	806

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(457)	(610)
Cash paid for intangible assets	(1,264)	(144)
Cash received from investments	3	1
Cash paid for investments	—	(1)
Cash received from divestitures and exchanges	1	1
Advance payments for license acquisitions	—	(16)
Other investing activities	2	—
Net cash used in investing activities	(1,715)	(769)

Cash flows from financing activities
Issuance of long-term debt	1,192	175
Repayment of long-term debt	(1,301)	(5)
Issuance of TDS Preferred Shares	420	—
TDS Common Shares reissued for benefit plans, net of tax payments	(5)	(3)
UScellular Common Shares reissued for benefit plans, net of tax payments	(13)	(8)
Repurchase of TDS Common Shares	(3)	(14)
Repurchase of UScellular Common Shares	(2)	(23)
Dividends paid to TDS shareholders	(49)	(39)
Payment of debt and equity issuance costs	(30)	(7)
Distributions to noncontrolling interests	(2)	(1)
Other financing activities	(6)	—
Net cash provided by financing activities	201	75

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,033)	112

Cash, cash equivalents and restricted cash
Beginning of period	1,452	474
End of period	$419	$586
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2021	December 31, 2020
(Dollars in millions)
Current assets
Cash and cash equivalents	$385	$1,429
Short-term investments	—	3
Accounts receivable
Customers and agents, less allowances of $59 and $67, respectively	976	1,004
Other, less allowances of $3 and $2, respectively	96	108
Inventory, net	189	154
Prepaid expenses	108	105
Income taxes receivable	187	187
Other current assets	50	36
Total current assets	1,991	3,026

Assets held for sale	3	2

Licenses	3,926	2,638

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $81 and $71, respectively	207	213

Investments in unconsolidated entities	487	477

Property, plant and equipment
In service and under construction	13,857	13,659
Less: Accumulated depreciation and amortization	9,885	9,687
Property, plant and equipment, net	3,972	3,972

Operating lease right-of-use assets	1,021	998

Other assets and deferred charges	626	652

Total assets[1]	$12,780	$12,525
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2021	December 31, 2020
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$6	$5
Accounts payable	374	508
Customer deposits and deferred revenues	199	193
Accrued interest	13	16
Accrued taxes	66	69
Accrued compensation	92	132
Short-term operating lease liabilities	138	129
Other current liabilities	98	101
Total current liabilities	986	1,153

Liabilities held for sale	—	1

Deferred liabilities and credits
Deferred income tax liability, net	903	863
Long-term operating lease liabilities	951	940
Other deferred liabilities and credits	538	541

Long-term debt, net	3,335	3,424

Commitments and contingencies

Noncontrolling interests with redemption features	10	10

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 115 shares (7 Series A Common and 108 Common Shares) and 114 shares (7 Series A Common and 107 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,462	2,482
Preferred Shares, par value $0.01 per share, $25,000 liquidation preference per share, .017 shares outstanding	406	—
Treasury shares, at cost, 18 and 19 Common Shares, respectively	(458)	(477)
Accumulated other comprehensive loss	(2)	(4)
Retained earnings	2,812	2,802
Total TDS shareholders' equity	5,221	4,804

Noncontrolling interests	836	789

Total equity	6,057	5,593

Total liabilities and equity[1]	$12,780	$12,525
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of June 30, 2021 and December 31, 2020, include assets held by consolidated variable interest entities (VIEs) of $1,240 million and $1,042 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of June 30, 2021 and December 31, 2020, include certain liabilities of consolidated VIEs of $17 million and $18 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 10 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2021	$1	$2,488	$408	$(472)	$(3)	$2,830	$5,252	$802	$6,054
Net income attributable to TDS shareholders	—	—	—	—	—	27	27	—	27
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	7	7
Other comprehensive income	—	—	—	—	1	—	1	—	1
TDS Common and Series A Common share dividends ($0.175 per share)	—	—	—	—	—	(20)	(20)	—	(20)
TDS Preferred share dividends ($552.0833 per share)	—	—	(2)	—	—	(7)	(9)	—	(9)
Incentive and compensation plans	—	8	—	14	—	(18)	4	—	4
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(34)	—	—	—	—	(34)	27	(7)
June 30, 2021	$1	$2,462	$406	$(458)	$(2)	$2,812	$5,221	$836	$6,057

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
March 31, 2020	$1	$2,489	$(480)	$(8)	$2,718	$4,720	$729	$5,449
Cumulative effect of accounting changes	—	—	—		(1)	(1)	—	(1)
Net income attributable to TDS shareholders	—	—	—	—	65	65	—	65
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	13	13
Other comprehensive income	—	—	—	1	—	1	—	1
TDS Common and Series A Common share dividends ($0.170 per share)	—	—	—	—	(20)	(20)	—	(20)
Repurchase of Common Shares	—	—	(8)	—	—	(8)	—	(8)
Incentive and compensation plans	—	5	9	—	(11)	3	—	3
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(22)	—	—	—	(22)	23	1
June 30, 2020	$1	$2,472	$(479)	$(7)	$2,751	$4,738	$765	$5,503

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2020	$1	$2,482	$—	$(477)	$(4)	$2,802	$4,804	$789	$5,593
Net income attributable to TDS shareholders	—	—	—	—	—	86	86	—	86
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	19	19
Other comprehensive income	—	—	—	—	2	—	2	—	2
TDS Common and Series A Common share dividends ($0.350 per share)	—	—	—	—	—	(40)	(40)	—	(40)
Issuance of TDS Preferred Shares, net of costs	—	—	406	—	—	—	406	—	406
TDS Preferred share dividends ($552.0833 per share)	—	—	—	—	—	(9)	(9)	—	(9)
Repurchase of Common Shares	—	—	—	(3)	—	—	(3)	—	(3)
Dividend reinvestment plan	—	—	—	1	—	(1)	—	—	—
Incentive and compensation plans	—	12	—	21	—	(26)	7	—	7
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(32)	—	—	—	—	(32)	30	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
June 30, 2021	$1	$2,462	$406	$(458)	$(2)	$2,812	$5,221	$836	$6,057
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions)
December 31, 2019	$1	$2,468	$(479)	$(9)	$2,672	$4,653	$751	$5,404
Cumulative effect of accounting changes	—	—	—	—	(1)	(1)	—	(1)
Net income attributable to TDS shareholders	—	—	—	—	135	135	—	135
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	26	26
Other comprehensive income	—	—	—	2	—	2	—	2
TDS Common and Series A Common share dividends ($0.340 per share)	—	—	—	—	(39)	(39)	—	(39)
Repurchase of Common Shares	—	—	(14)	—	—	(14)	—	(14)
Dividend reinvestment plan	—	—	1	—	—	1	—	1
Incentive and compensation plans	—	8	13	—	(16)	5	—	5
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(4)	—	—	—	(4)	(11)	(15)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
June 30, 2020	$1	$2,472	$(479)	$(7)	$2,751	$4,738	$765	$5,503
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
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2021, are UScellular and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 13 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of June 30, 2021 and December 31, 2020 and its results of operations, comprehensive income and changes in equity for the three and six months ended June 30, 2021 and 2020, and its cash flows for the six months ended June 30, 2021 and 2020. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2020.
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

	June 30, 2021	December 31, 2020
(Dollars in millions)
Cash and cash equivalents	$385	$1,429
Restricted cash included in Other current assets	34	23
Cash, cash equivalents and restricted cash in the statement of cash flows	$419	$1,452

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are point in time.

Three Months Ended June 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$686	$—	$—	$686
Inbound roaming	28	—	—	28
Residential	—	160	—	160
Commercial	—	46	—	46
Wholesale	—	44	—	44
Other service	40	—	18	58
Service revenues from contracts with customers	754	251	18	1,022
Equipment and product sales	240	—	22	262
Total revenues from contracts with customers	994	251	39	1,284
Operating lease income	20	1	6	27
Total operating revenues	$1,014	$252	$45	$1,311

Three Months Ended June 30, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$658	$—	$—	$658
Inbound roaming	41	—	—	41
Residential	—	145	—	145
Commercial	—	48	—	48
Wholesale	—	46	—	46
Other service	35	—	17	52
Service revenues from contracts with customers	734	239	17	990
Equipment and product sales	220	—	27	247
Total revenues from contracts with customers	954	240	43	1,237
Operating lease income	19	1	6	26
Total operating revenues	$973	$241	$49	$1,263

Six Months Ended June 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,371	$—	$—	$1,371
Inbound roaming	56	—	—	56
Residential	—	317	—	317
Commercial	—	93	—	93
Wholesale	—	89	—	89
Other service	77	—	34	111
Service revenues from contracts with customers	1,504	499	34	2,037
Equipment and product sales	492	1	45	538
Total revenues from contracts with customers	1,996	499	79	2,575
Operating lease income	41	1	12	54
Total operating revenues	$2,037	$501	$91	$2,629

Six Months Ended June 30, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,329	$—	$—	$1,329
Inbound roaming	77	—	—	77
Residential	—	289	—	289
Commercial	—	98	—	98
Wholesale	—	92	—	92
Other service	71	—	35	106
Service revenues from contracts with customers	1,477	479	35	1,990
Equipment and product sales	422	1	59	482
Total revenues from contracts with customers	1,899	479	94	2,472
Operating lease income	38	2	12	52
Total operating revenues	$1,937	$481	$106	$2,524
Numbers may not foot due to rounding.

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

	June 30, 2021	December 31, 2020
(Dollars in millions)
Contract assets	$13	$13
Contract liabilities	$229	$216

Revenue recognized related to contract liabilities existing at January 1, 2021 was $146 million for the six months ended June 30, 2021.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2021 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2021	$262
2022	200
Thereafter	207
Total	$669
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

	June 30, 2021	December 31, 2020
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$136	$139
Fulfillment costs
Installation costs	10	10
Total contract cost assets	$146	$149
Amortization of contract cost assets was $29 million and $59 million for the three and six months ended June 30, 2021, respectively, and $30 million and $61 million for the three and six months ended June 30, 2020, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of June 30, 2021 and December 31, 2020, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	June 30, 2021		December 31, 2020
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$2,153	$2,276	$2,753	$2,809
Institutional	2	535	670	535	707
Other	2	720	720	230	230
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for TDS and UScellular Senior Notes, which are traded on the New York Stock Exchange. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of senior term loan credit agreements, revolving credit agreement and receivables securitization agreement. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.26% to 4.34% and 1.35% to 3.75% at June 30, 2021 and December 31, 2020, respectively.
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
The following table summarizes equipment installment plan receivables.

	June 30, 2021	December 31, 2020
(Dollars in millions)
Equipment installment plan receivables, gross	$1,015	$1,007
Allowance for credit losses	(72)	(78)
Equipment installment plan receivables, net	$943	$929

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$598	$590
Other assets and deferred charges (Non-current portion)	345	339
Equipment installment plan receivables, net	$943	$929
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

	June 30, 2021					December 31, 2020
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$836	$95	$24	$6	$961	$819	$98	$22	$9	$948
Billed — current	35	4	1	—	40	36	5	1	1	43
Billed — past due	7	4	2	1	14	8	5	2	1	16
Total	$878	$103	$27	$7	$1,015	$863	$108	$25	$11	$1,007
The balance of the equipment installment plan receivables as of June 30, 2021 on a gross basis by year of origination were as follows:

	2018	2019	2020	2021	Total
(Dollars in millions)
Lowest Risk	$2	$140	$415	$321	$878
Lower Risk	—	11	48	44	103
Slight Risk	—	2	8	17	27
Higher Risk	—	1	3	3	7
Total	$2	$154	$474	$385	$1,015
Activity for the six months ended June 30, 2021 and 2020, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2021	June 30, 2020
(Dollars in millions)
Allowance for credit losses, beginning of period	$78	$84
Bad debts expense	13	33
Write-offs, net of recoveries	(19)	(35)
Allowance for credit losses, end of period	$72	$82

Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2021 was (48.9)% and 15.5%, respectively. These effective tax rates were lower than normal due primarily to the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years.
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2020 was 9.6% and 6.9%, respectively. These effective tax rates were lower than normal due primarily to the income tax benefits of the CARES Act.
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
The amounts used in computing basic and diluted earnings per share attributable to TDS common shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars and shares in millions, except per share amounts)
Net income attributable to TDS common shareholders used in basic earnings per share	$20	$65	$77	$135
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	—	—	(1)	(2)
Net income attributable to TDS common shareholders used in diluted earnings per share	$20	$65	$76	$133

Weighted average number of shares used in basic earnings per share:
Common Shares	108	107	108	108
Series A Common Shares	7	7	7	7
Total	115	114	115	115

Effects of dilutive securities	1	1	1	—
Weighted average number of shares used in diluted earnings per share	116	115	116	115

Basic earnings per share attributable to TDS common shareholders	$0.18	$0.57	$0.67	$1.18

Diluted earnings per share attributable to TDS common shareholders	$0.17	$0.56	$0.65	$1.15
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded was 3 million for both the three and six months ended June 30, 2021 and 5 million and 4 million for the three and six months ended June 30, 2020, respectively.

Note 7 Intangible Assets
Activity related to Licenses for the six months ended June 30, 2021, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2020	$2,638
Acquisitions	1,283
Transferred to Assets held for sale	(1)
Capitalized interest	6
Balance at June 30, 2021	$3,926
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $178 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, which occurred after the period ended June 30, 2021. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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

	June 30, 2021	December 31, 2020
(Dollars in millions)
Equity method investments	$465	$456
Measurement alternative method investments	22	21
Total investments in unconsolidated entities	$487	$477
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Dollars in millions)
Revenues	$1,748	$1,586	$3,482	$3,249
Operating expenses	1,221	1,098	2,502	2,265
Operating income	527	488	980	984
Other income (expense), net	(2)	(2)	10	1
Net income	$525	$486	$990	$985

Note 9 Debt
Revolving Credit Agreements
The following table summarizes the revolving credit agreements as of June 30, 2021:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$400	$300
Letters of credit outstanding	$1	$—
Amount borrowed	$125	$—
Amount available for use	$274	$300
Borrowings under the TDS revolving credit agreement bear interest at a rate of London Inter-bank Offered Rate (LIBOR) plus 1.50%.
TDS and UScellular believe that they were in compliance with all of the financial covenants and other requirements set forth in their revolving credit agreements as of June 30, 2021.
In July 2021, TDS and UScellular amended and restated their revolving credit agreements. The maturity date of the agreements was extended to July 2026 and the consolidated leverage ratio, as defined in the agreements, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the revolving credit agreements.
Term Loan Agreements
The following table summarizes the term loan credit agreements as of June 30, 2021:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$200	$300
Amount borrowed	$200	$300
Amount available for use	$—	$—
As of June 30, 2021, borrowings under the TDS term loan bear interest at a rate of LIBOR plus 2.0% and principal reductions are due and payable in quarterly installments of $0.5 million beginning in June 2021.
In July 2021, TDS amended and restated its term loan agreement to allow for an additional $300 million of borrowing capacity. Principal reductions on the existing borrowings are due and payable in quarterly installments of $0.5 million beginning in December 2021. Amounts borrowed under the existing term loan agreement will bear interest at a rate of LIBOR plus 2.0% and be due and payable in July 2028. Borrowings under the additional $300 million borrowing capacity will bear interest at a rate of LIBOR plus 2.50% and be due and payable in July 2031. Principal reductions on any new borrowings will be due and payable in quarterly installments beginning in December 2022 at a rate of 0.25% of the initial outstanding principal balance through September 2026 and at a rate of 0.625% of the initial outstanding principal balance from December 2026 through the maturity date. Additionally, the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the term loan agreement.
As of June 30, 2021, borrowings under the UScellular term loan bear interest at a rate of LIBOR plus 2.25% and principal reductions are due and payable in quarterly installments of $0.75 million beginning in September 2021.
In July 2021, UScellular amended and restated its term loan agreement to allow for an additional $200 million of borrowing capacity. Principal reductions on the existing borrowings are due and payable in quarterly installments of $0.75 million beginning in December 2021. Amounts borrowed under the existing term loan agreement will bear interest at a rate of LIBOR plus 2.0% and be due and payable in July 2028. Borrowings under the additional $200 million borrowing capacity will bear interest at a rate of LIBOR plus 2.50% and be due and payable in July 2031. Principal reductions on any new borrowings will be due and payable in quarterly installments beginning in December 2022 at a rate of 0.25% of the initial outstanding principal balance through September 2026 and at a rate of 0.625% of the initial outstanding principal balance from December 2026 through the maturity date. Additionally, the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the term loan agreement.
TDS and UScellular believe that they were in compliance with all of the financial covenants and other requirements set forth in their senior term loan credit agreements as of June 30, 2021.

Receivables Securitization Agreement
At June 30, 2021, UScellular had a receivables securitization agreement for securitized borrowings using its equipment installment receivables for general corporate purposes. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until maturity in December 2022, which may be extended from time to time as specified therein. The outstanding borrowings bear interest at floating rates. In March 2021, UScellular borrowed $275 million under its receivables securitization agreement. In June 2021, UScellular repaid $200 million of the outstanding borrowing. In June 2021, UScellular increased the borrowing capacity under the receivables securitization agreement to $450 million. As of June 30, 2021, the outstanding borrowings under the agreement were $100 million and the unused capacity under the agreement was $350 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. UScellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its receivables securitization agreement as of June 30, 2021. As of June 30, 2021, the USCC Master Note Trust held $382 million of assets available to be pledged as collateral for the receivables securitization agreement.
In July 2021, UScellular amended the receivables securitization agreement. The consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the receivable securitization agreement.
Other Long-Term Debt
In May 2021, TDS redeemed its outstanding $225 million of 6.875% Senior Notes due 2059 and $300 million of 7.0% Senior Notes due 2060, and UScellular redeemed its outstanding $275 million of 7.25% Senior Notes due 2063. At time of redemption, $26 million of interest expense was recorded related to unamortized debt issuance costs related to the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
In May 2021, UScellular issued $500 million of 5.5% Senior Notes due in June 2070, and received cash proceeds of $484 million after payment of debt issuance costs of $16 million. These funds will be used for general corporate purposes. Interest on these notes is payable quarterly beginning in September 2021. UScellular may redeem these notes, in whole or in part, at any time after June 2026 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.
In June 2021, UScellular redeemed its outstanding $300 million of 7.25% Senior Notes due 2064. At time of redemption, $10 million of interest expense was recorded related to unamortized debt issuance costs for these notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
In August 2021, TDS announced that it will redeem its outstanding $116 million of 6.625% Senior Notes due 2045 and UScellular announced that it will redeem its outstanding $342 million of 6.95% Senior Notes due 2060. At time of redemption, $14 million of interest expense will be recorded related to unamortized debt issuance costs related to the notes. The notes are expected to be redeemed on September 1, 2021, at a redemption price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30, 2021	December 31, 2020
(Dollars in millions)
Assets
Cash and cash equivalents	$31	$18
Short-term investments	—	3
Accounts receivable	647	638
Inventory, net	3	3
Other current assets	31	21
Licenses	637	637
Property, plant and equipment, net	98	99
Operating lease right-of-use assets	39	37
Other assets and deferred charges	355	347
Total assets	$1,841	$1,803

Liabilities
Current liabilities	$23	$26
Long-term operating lease liabilities	35	34
Other deferred liabilities and credits	20	19
Total liabilities[1]	$78	$79
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 9 – Debt for additional information.
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
TDS’ total investment in these unconsolidated entities was $5 million at both June 30, 2021 and December 31, 2020, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $50 million and $88 million, during the six months ended June 30, 2021 and 2020, respectively, of which $21 million in 2021 and $67 million in 2020, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

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
Note 11 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Six Months Ended June 30,	2021	2020
(Dollars in millions)
Net income attributable to TDS shareholders	$86	$135
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(43)	(32)
Change in TDS' Capital in excess of par value from UScellular's repurchases of UScellular shares	1	14
Net transfers (to) from noncontrolling interests	(42)	(18)
Net income attributable to TDS shareholders after transfers (to) from noncontrolling interests	$44	$117
Note 12 Shareholders' Equity
Preferred Stock
In March 2021, TDS issued 16,800 shares of TDS’ 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock (Preferred Shares) for $25,000 per Preferred Share, for total gross proceeds of $420 million. The Preferred Shares were issued to a depositary to facilitate the issuance of 16,800,000 depositary shares (Depositary Shares), each representing 1/1,000th of a Preferred Share. TDS received net cash proceeds of $406 million after payment of issuance costs of $14 million. The proceeds were for general corporate purposes, including but not limited to, the funding of capital expenditures associated with TDS Telecom's fiber program and retirement of existing debt.
Each holder of Depositary Shares is entitled to a proportional fractional interest in all rights and preferences of the Preferred Shares, including dividend, voting, redemption and liquidation rights. The Preferred Shares have no maturity or mandatory redemption date and are not redeemable at the option of the holders.
Dividends on the Preferred Shares, when declared, are payable quarterly at a rate equal to 6.625% per year. As of June 30, 2021, there were no dividends in arrears. The Preferred Shares rank senior to TDS’ Common Shares and junior to all of TDS’ existing and future indebtedness outstanding under the TDS’ credit facilities and unsecured senior notes. Upon voluntary or involuntary liquidation, holders of Preferred Shares are entitled to a liquidating distribution of $25,000 per Preferred Share after satisfaction of liabilities and obligations to creditors. The Preferred Shares do not have voting rights, except under limited conditions.
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
Financial data for TDS’ reportable segments for the three and six month periods ended, or as of June 30, 2021 and 2020, is as follows. See Note 1 — Basis of Presentation for additional information.

Three Months Ended or as of June 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$774	$251	$24	$1,049
Equipment and product sales	240	—	22	262
Total operating revenues	1,014	252	45	1,311
Cost of services (excluding Depreciation, amortization and accretion reported below)	204	101	19	324
Cost of equipment and products	258	—	18	276
Selling, general and administrative	334	73	9	416
Depreciation, amortization and accretion	180	49	5	234
(Gain) loss on asset disposals, net	2	1	—	3
Operating income (loss)	36	28	(6)	58
Equity in earnings of unconsolidated entities	47	—	1	48
Interest and dividend income	2	—	1	3
Interest expense	(60)	1	(27)	(86)
Income (loss) before income taxes	25	29	(31)	23
Income tax expense (benefit)	(10)	7	(8)	(11)
Net income (loss)	35	22	(23)	34
Add back:
Depreciation, amortization and accretion	180	49	5	234
(Gain) loss on asset disposals, net	2	1	—	3
Interest expense	60	(1)	27	86
Income tax expense (benefit)	(10)	7	(8)	(11)
Adjusted EBITDA[1]	$267	$78	$1	$346

Investments in unconsolidated entities	$445	$4	$38	$487
Total assets	$9,920	$2,433	$427	$12,780
Capital expenditures	$148	$99	$3	$250

Three Months Ended or as of June 30, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$753	$240	$23	$1,016
Equipment and product sales	220	—	27	247
Total operating revenues	973	241	49	1,263
Cost of services (excluding Depreciation, amortization and accretion reported below)	197	92	17	306
Cost of equipment and products	218	—	23	241
Selling, general and administrative	323	66	9	398
Depreciation, amortization and accretion	178	51	7	236
(Gain) loss on asset disposals, net	4	—	—	4
Operating income (loss)	53	31	(6)	78
Equity in earnings of unconsolidated entities	44	—	—	44
Interest and dividend income	1	1	—	2
Interest expense	(25)	1	(14)	(38)
Income (loss) before income taxes	73	33	(20)	86
Income tax expense (benefit)	4	5	(1)	8
Net income (loss)	69	28	(19)	78
Add back:
Depreciation, amortization and accretion	178	51	7	236
(Gain) loss on asset disposals, net	4	—	—	4
Interest expense	25	(1)	14	38
Income tax expense (benefit)	4	5	(1)	8
Adjusted EBITDA[1]	$280	$83	$1	$364

Investments in unconsolidated entities	$445	$4	$37	$486
Total assets	$8,500	$2,210	$451	$11,161
Capital expenditures	$168	$75	$4	$247

Six Months Ended or as of June 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,545	$500	$46	$2,091
Equipment and product sales	492	1	45	538
Total operating revenues	2,037	501	91	2,629
Cost of services (excluding Depreciation, amortization and accretion reported below)	389	199	35	623
Cost of equipment and products	533	—	37	570
Selling, general and administrative	639	143	22	804
Depreciation, amortization and accretion	350	98	9	457
(Gain) loss on asset disposals, net	7	1	—	8
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	120	60	(12)	168
Equity in earnings of unconsolidated entities	88	—	2	90
Interest and dividend income	3	—	3	6
Interest expense	(97)	2	(43)	(138)
Other, net	—	—	(1)	(1)
Income (loss) before income taxes	114	62	(51)	125
Income tax expense (benefit)[1]	17	15	(12)	20
Net income (loss)	97	46	(38)	105
Add back:
Depreciation, amortization and accretion	350	98	9	457
(Gain) loss on asset disposals, net	7	1	—	8
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	97	(2)	43	138
Income tax expense (benefit)[1]	17	15	(12)	20
Adjusted EBITDA[2]	$567	$158	$2	$727

Capital expenditures	$273	$169	$4	$446

Six Months Ended or as of June 30, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,515	$480	$47	$2,042
Equipment and product sales	422	1	59	482
Total operating revenues	1,937	481	106	2,524
Cost of services (excluding Depreciation, amortization and accretion reported below)	377	188	34	599
Cost of equipment and products	435	—	52	487
Selling, general and administrative	659	130	20	809
Depreciation, amortization and accretion	354	103	13	470
(Gain) loss on asset disposals, net	8	—	—	8
Operating income (loss)	104	59	(12)	151
Equity in earnings of unconsolidated entities	89	—	1	90
Interest and dividend income	5	4	(1)	8
Interest expense	(49)	2	(28)	(75)
Other, net	—	(1)	—	(1)
Income (loss) before income taxes	149	64	(40)	173
Income tax expense (benefit)[1]	8	8	(4)	12
Net income (loss)	141	56	(36)	161
Add back:
Depreciation, amortization and accretion	354	103	13	470
(Gain) loss on asset disposals, net	8	—	—	8
Interest expense	49	(2)	28	75
Income tax expense (benefit)[1]	8	8	(4)	12
Adjusted EBITDA[2]	$560	$165	$1	$726

Capital expenditures	$405	$128	$6	$539
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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
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

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2021.
The maximum dollar value of shares that may yet be purchased under this program was $182 million as of June 30, 2021. There were no purchases made by or on behalf of TDS, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.
Other Information
In July 2021, TDS amended and restated its term loan agreement to allow for an additional $300 million of borrowing capacity. Principal reductions on the existing borrowings are due and payable in quarterly installments of $0.5 million beginning in December 2021. Amounts borrowed under the existing term loan agreement will bear interest at a rate of LIBOR plus 2.0% and be due and payable in July 2028. Borrowings under the additional $300 million borrowing capacity will bear interest at a rate of LIBOR plus 2.50% and be due and payable in July 2031. Principal reductions on any new borrowings will be due and payable in quarterly installments beginning in December 2022 at a rate of 0.25% of the initial outstanding principal balance through September 2026 and at a rate of 0.625% of the initial outstanding principal balance from December 2026 through the maturity date. Additionally, the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the term loan agreement.
In July 2021, UScellular amended and restated its term loan agreement to allow for an additional $200 million of borrowing capacity. Principal reductions on the existing borrowings are due and payable in quarterly installments of $0.75 million beginning in December 2021. Amounts borrowed under the existing term loan agreement will bear interest at a rate of LIBOR plus 2.0% and be due and payable in July 2028. Borrowings under the additional $200 million borrowing capacity will bear interest at a rate of LIBOR plus 2.50% and be due and payable in July 2031. Principal reductions on any new borrowings will be due and payable in quarterly installments beginning in December 2022 at a rate of 0.25% of the initial outstanding principal balance through September 2026 and at a rate of 0.625% of the initial outstanding principal balance from December 2026 through the maturity date. Additionally, the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the term loan agreement.

Exhibits

Exhibit Number	Description of Documents

Exhibit 4.1
Form of Eleventh Supplemental Indenture dated as of May 17, 2021, between UScellular and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of UScellular's 5.5% Senior Notes due 2070 is hereby incorporated by reference to Exhibit 2 to UScellular's Registration Statement on Form 8-A dated May 17, 2021.

Exhibit 4.2
First Amended and Restated Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated July 20, 2021.

Exhibit 4.3
First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated July 20, 2021.

Exhibit 4.4
Supplemental Indenture No. 3 by and among USCC Master Note Trust, USCC Services LLC, U.S. Bank National Association, as Indenture Trustee, dated July 21, 2021, is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

Exhibit 4.5	Amended and Restated Credit Agreement, among TDS, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of July 30, 2021.

Exhibit 4.6
Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of July 30, 2021, is hereby incorporated by reference to Exhibit 4.4 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

Exhibit 10.1
Form of UScellular 2013 Long-Term Incentive Plan 2021 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

Exhibit 10.2
Form of UScellular 2013 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for awards issued after 2020 is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

Exhibit 10.3	Form of TDS 2020 Long-Term Incentive Plan 2021 Performance Share Award Agreement

Exhibit 10.4	Consulting Agreement between TDS and Scott H. Williamson dated June 7, 2021.

Exhibit 10.5
Amendment No. 1 to Amended and Restated Series 2017-VFN Note Purchase Agreement by and among USCC Receivables Funding LLC, as Transferor, USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, UScellular as Performance Guarantor, and Royal Bank of Canada, as Administrative Agent for owners of the notes, dated June 29, 2021, is hereby incorporated by reference to Exhibit 10.3 from UScellular's Form 10-Q for the period ended June 30, 2021.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	33	-	38
		Notes to Consolidated Financial Statements	42	-	54

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4.	Controls and Procedures	58

Part II.	Other Information

	Item 1.	Legal Proceedings	58

	Item1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

	Item 5.	Other Information	59

	Item 6.	Exhibits	60

Signatures			62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 6, 2021	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	August 6, 2021	/s/ Peter L. Sereda
Peter L. Sereda Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	August 6, 2021	/s/ Anita J. Kroll
Anita J. Kroll Vice President - Controller and Chief Accounting Officer (principal accounting officer)