Form 10-Q
period 2021-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2021-11-04
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code: (312) 630-1900

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $.01 par value	TDS	New York Stock Exchange
Depository Shares each representing a 1/1000th interest in a share of 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock, $.01 par value	TDSPrU	New York Stock Exchange
Depository Shares each representing a 1/1000th interest in a share of 6.000% Series VV Cumulative Redeemable Perpetual Preferred Stock, $.01 par value	TDSPrV	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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
The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2021, is 107,382,200 Common Shares, $.01 par value, and 7,317,500 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2021

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and nine months ended September 30, 2021, to the three and nine months ended September 30, 2020. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2020. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
During the first quarter of 2021, TDS modified its reporting segment structure to combine its Wireline and Cable segments into a single reportable segment for TDS Telecom. TDS Telecom believes this presentation better articulates its progress and performance against its strategy, which includes a focus on overall broadband growth and future fiber deployment across its markets. This change also reflects TDS Telecom's progress in aligning its organizational, operational and support structures to leverage one cost base to better support its customers across all of its markets. Prior periods have been updated to conform to this revised presentation. See Note 14 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.
The coronavirus (COVID-19) pandemic did not have a material impact on TDS' financial results for the three and nine months ended September 30, 2021. The impact of COVID-19 on TDS' future financial results is uncertain, but is not projected to have a material impact. However, there are many factors, including the severity and duration of the pandemic, as well as other direct and indirect impacts, that could negatively impact TDS.

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
TDS plans to build shareholder value by continuing to execute on its strategies to build strong, competitive businesses providing high-quality, data-focused services and products. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as device protection plans and from new services such as home internet. In addition, UScellular is focused on increasing revenues from prepaid plans and expanding its solutions available to business and government customers.
▪UScellular continues to devote efforts to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high-band and mid-band spectrum, which it will deploy in the future to further enable the delivery of 5G services. UScellular has launched commercial 5G services in portions of substantially all of UScellular’s markets and will continue to launch in additional areas in the coming years.
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
▪Alternative Connect America Cost Model (A-CAM) – a USF support mechanism for certain carriers, which provides revenue support through 2028. This support comes with an obligation to build defined broadband speeds to a certain number of locations.
▪Auctions 105, 107 and 110 – Auction 105 was an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021. Auction 110 is an FCC auction of 3.45-3.55 GHz wireless spectrum licenses that started in October 2021 and is not complete as of the date of this report.
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

Results of Operations — TDS Consolidated

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
(Dollars in millions)
Operating revenues
UScellular	$1,016	$1,027	(1)%	$3,053	$2,964	3%
TDS Telecom	252	247	2%	752	728	3%
All other[1]	60	50	22%	152	157	(3)%
Total operating revenues	1,328	1,324	–	3,957	3,849	3%
Operating expenses
UScellular	971	962	1%	2,888	2,796	3%
TDS Telecom	224	219	2%	665	641	4%
All other[1]	64	56	15%	167	174	(4)%
Total operating expenses	1,259	1,237	2%	3,720	3,611	3%
Operating income (loss)
UScellular	45	65	(31)%	165	168	(2)%
TDS Telecom	27	28	(3)%	87	87	(1)%
All other[1]	(3)	(6)	40%	(15)	(17)	14%
Total operating income	69	87	(21)%	237	238	–
Investment and other income (expense)
Equity in earnings of unconsolidated entities	48	48	–	138	138	–
Interest and dividend income	3	4	(30)%	9	12	(24)%
Gain (loss) on investments	—	3	N/M	—	3	N/M
Interest expense	(54)	(43)	(24)%	(193)	(119)	(63)%
Other, net	—	—	19%	(1)	(1)	13%
Total investment and other income (expense)	(3)	12	N/M	(47)	33	N/M

Income before income taxes	66	99	(33)%	190	271	(30)%
Income tax expense	19	6	N/M	38	17	N/M

Net income	47	93	(50)%	152	254	(40)%
Less: Net income attributable to noncontrolling interests, net of tax	7	15	(55)%	26	42	(37)%
Net income attributable to TDS shareholders	40	78	(49)%	126	212	(41)%
TDS Preferred Share dividends	12	—	N/M	21	—	N/M
Net income attributable to TDS common shareholders	$28	$78	(64)%	$105	$212	(51)%

Adjusted OIBDA (Non-GAAP)[2]	$290	$310	(6)%	$923	$938	(2)%
Adjusted EBITDA (Non-GAAP)[2]	$341	$362	(6)%	$1,069	$1,087	(2)%
Capital expenditures[3]	$279	$310	(10)%	$726	$849	(15)%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pretax income of $22 million and $20 million for the three months ended September 30, 2021 and 2020, respectively and $63 million for both the nine months ended September 30, 2021 and 2020. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased for the three and nine months ended September 30, 2021, primarily as a result of (i) the write off of $14 million and $50 million of unamortized debt issuance costs related to Senior Notes that were redeemed during the three and nine months ended September 30, 2021, respectively, and (ii) the issuance of $500 million of 6.25% UScellular Senior Notes in August 2020 and $500 million of 5.50% UScellular Senior Notes in both December 2020 and May 2021. These increases were partially offset by a reduction in interest expense due to the redemptions of Senior Notes with higher interest rates. See Note 10 — Debt in the Notes to Consolidated Financial Statements for additional information.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended September 30, 2021 and 2020 was 29.3% and 5.8%, respectively. The higher effective tax rate in 2021 as compared to 2020 is due primarily to the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate.
The effective tax rate on Income before income taxes for the nine months ended September 30, 2021 and 2020, was 20.3% and 6.5%, respectively. The effective tax rate for the nine months ended September 30, 2021 was higher due primarily to the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate. The increase was partially offset by the reduction of tax accruals resulting from the expiration of state statute of limitations for prior tax years in the second quarter of 2021.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
UScellular noncontrolling public shareholders’	$6	$15	$23	$39
Noncontrolling shareholders’ or partners’	1	—	3	3
Net income attributable to noncontrolling interests, net of tax	$7	$15	$26	$42
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

$1,200
$1,000
$800
$600
$400
$200
$0
$93
$362
$47
$341
$254
$1,087
$152
$1,069
Q3 2020
Q3 2021
YTD 2020
YTD 2021
Net income
Adjusted EBITDA*

Three Months Ended
Net income decreased due primarily to higher operating, interest, and income tax expenses. Adjusted EBITDA decreased due primarily to higher operating expenses.
Nine Months Ended
Net income decreased due primarily to higher operating, interest, and income tax expenses, partially offset by higher operating revenues. Adjusted EBITDA decreased due primarily to higher operating expenses, partially offset by higher operating revenues.
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
▪Employs approximately 4,900 associates
▪4,274 owned towers
▪6,857 cell sites in service

Operational Overview

As of September 30,	2021	2020
Retail Connections – End of Period
Postpaid	4,391,000	4,401,000
Prepaid	518,000	506,000
Total	4,909,000	4,907,000

	Q3 2021	Q3 2020	Q3 2021 vs. Q3 2020	YTD 2021	YTD 2020	YTD 2021 vs. YTD 2020
Postpaid Activity and Churn
Gross Additions
Handsets	105,000	102,000	3%	309,000	277,000	12%
Connected Devices	40,000	66,000	(39)%	118,000	152,000	(22)%
Total Gross Additions	145,000	168,000	(14)%	427,000	429,000	–
Net Additions (Losses)
Handsets	(5,000)	—	N/M	(8,000)	(17,000)	53%
Connected Devices	(3,000)	28,000	N/M	(11,000)	32,000	N/M
Total Net Additions (Losses)	(8,000)	28,000	N/M	(19,000)	15,000	N/M
Churn
Handsets	0.95%	0.88%		0.92%	0.85%
Connected Devices	2.59%	2.35%		2.60%	2.56%
Total Churn	1.15%	1.06%		1.13%	1.05%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three months ended September 30, 2021, when compared to the same period last year due primarily to an increase in defections resulting from higher consumer switching activity which was depressed in 2020 due to COVID-19. Partially offsetting the increase in defections was an increase in gross additions.
Total postpaid handset net losses decreased for the nine months ended September 30, 2021, when compared to the same period last year due primarily to an increase in gross additions as a result of higher consumer switching activity in 2021, as well as a decrease in non-pay defections. Partially offsetting the decrease was an increase in voluntary defections.
Total postpaid connected device net additions decreased for the three and nine months ended September 30, 2021, when compared to the same period last year due primarily to lower demand for internet related products as a result of a reduction in COVID-related funding vehicles, many of which are connected to government subsidies.
Macroeconomic factors, including the continuing impacts of the ongoing COVID-19 pandemic, have caused some supply chain disruption and delays, including constraints on certain devices. These supply constraints are due primarily to component availability, resulting in extended lead times and additional uncertainty, which may negatively impact UScellular in future periods.

Postpaid Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
Average Revenue Per User (ARPU)	$48.12	$47.10	2%	$47.83	$46.84	2%
Average Revenue Per Account (ARPA)	$125.99	$123.27	2%	$125.50	$122.28	3%
Postpaid ARPU and Postpaid ARPA increased for the three and nine months ended September 30, 2021, when compared to the same period last year, due to (i) favorable plan and product offering mix, (ii) an increase in regulatory recovery revenues and (iii) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.
2021 Postpaid ARPU and ARPA amounts exclude $9 million of postpaid revenue related to a third quarter out-of-period error. See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Financial Overview - UScellular

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
(Dollars in millions)
Retail service	$699	$674	4%	$2,069	$2,004	3%
Inbound roaming	30	42	(29)%	86	119	(28)%
Other	59	59	1%	178	167	6%
Service revenues	788	775	2%	2,333	2,290	2%
Equipment sales	228	252	(10)%	720	674	7%
Total operating revenues	1,016	1,027	(1)%	3,053	2,964	3%

System operations (excluding Depreciation, amortization and accretion reported below)	205	203	1%	594	580	2%
Cost of equipment sold	252	257	(2)%	786	692	14%
Selling, general and administrative	346	335	3%	984	994	(1)%
Depreciation, amortization and accretion	160	161	–	510	516	(1)%
(Gain) loss on asset disposals, net	8	6	29%	15	14	7%
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	(1)	—	N/M
Total operating expenses	971	962	1%	2,888	2,796	3%

Operating income	$45	$65	(31)%	$165	$168	(2)%

Net income	$35	$85	(59)%	$132	$227	(42)%
Adjusted OIBDA (Non-GAAP)[1]	$213	$232	(8)%	$689	$698	(1)%
Adjusted EBITDA (Non-GAAP)[1]	$262	$282	(7)%	$831	$841	(1)%
Capital expenditures[2]	$185	$216	(14)%	$458	$621	(26)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2021 and 2020
(Dollars in millions)
Operating Revenues
Nine Months Ended September 30, 2021 and 2020
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and nine months ended September 30, 2021, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section as well as an increase in the average number of postpaid subscribers and a $9 million out-of-period error recorded in the three months ended September 30, 2021 related to the timing of recognition of regulatory fee billings. See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.
Inbound roaming revenues decreased for the three and nine months ended September 30, 2021, primarily driven by lower data revenues resulting from lower usage and lower rates. UScellular expects inbound roaming revenues to continue to decline during 2021 relative to prior year levels.
Other service revenues were flat for the three months ended September 30, 2021. Other service revenues increased for the nine months ended September 30, 2021, resulting from increases in tower rental revenues and miscellaneous other service revenues.
Equipment sales revenues decreased for the three months ended September 30, 2021, due primarily to higher promotional activity. Equipment sales revenues increased for the nine months ended September 30, 2021, due primarily to an increase in the volume of new smartphone and accessory sales, partially offset by higher promotional activity.
In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. Operating revenues and Operating income may be negatively impacted in future periods by the competitive need to offer increased promotional discounts to new and existing customers.

System operations expenses
System operations expenses increased for the three and nine months ended September 30, 2021, due to higher circuit costs as well as an increase in cell site rent and maintenance expense, partially offset by a decrease in roaming expense.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended September 30, 2021, due primarily to a decrease in the volume of connected device sales.
Cost of equipment sold increased for the nine months ended September 30, 2021, due primarily to an increase in the volume of new smartphone and accessory sales.
Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three months ended September 30, 2021, due primarily to increases in bad debts expense and system development costs.
Selling, general and administrative expenses decreased for the nine months ended September 30, 2021, due primarily to decreases in bad debts expense and advertising expenses. This was partially offset by increases in system development costs and Federal USF expense.

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom owns, operates and invests in communications services in a mix of rural and metropolitan communities throughout the United States. TDS Telecom is a wholly-owned subsidiary of TDS and provides a wide range of broadband, video and voice communications services to residential, commercial and wholesale customers. TDS Telecom's strategy is to grow its customer base through market expansions and offering state-of-the-art services. TDS Telecom invests in high-quality networks, products and services, with the constant focus on delivering a best-in-class customer experience, key tenets of its long-standing mission.

OPERATIONS

TDS Telecom headquarters, Madison, WI
TDS Telecom operations

▪Serves 1.2 million connections in 32 states
▪Employs approximately 3,000 associates

Operational Overview
Total Service Addresses
As of September 30,

TDS Telecom grew its service addresses 6% through network expansion and now offers 1Gig service to 57% of its total footprint.

Wireline Service Addresses
As of September 30,

TDS Telecom serves 40% of its wireline service addresses with fiber-to-the-home as of September 30, 2021, compared to 34% a year ago. Expansion markets have increased to 12% of wireline service addresses, up from 7% a year ago.

As of September 30,	2021	2020	2021 vs. 2020
Residential connections
Broadband
Wireline, Incumbent	252,100	243,400	4%
Wireline, Expansion	32,600	17,300	88%
Cable	202,700	193,300	5%
Total Broadband	487,400	454,000	7%
Video	143,100	144,500	(1)%
Voice	306,300	314,400	(3)%
Total Residential Connections	936,800	913,000	3%
Commercial connections	269,000	292,900	(8)%
Total connections	1,205,700	1,205,900	–
Numbers may not foot due to rounding.
Total connections are flat despite strong broadband connection growth due to offsetting decreases in legacy voice and competitive local exchange carrier (CLEC) connections.
A majority of TDS Telecom's residential customers take advantage of bundling options as 63% of customers subscribe to more than one service.

Total residential revenue per connection increased 4% and 5% for the three and nine months ended September 30, 2021, respectively, due to a higher concentration of broadband connections as well as an increase in broadband speeds and price increases. Cable residential revenue per connection exceeds wireline due to a higher mix of video connections.

Residential Broadband Connections by Speed
As of September 30,
Residential broadband customers continue to choose higher speeds with 65% taking speeds of 100 Mbps or greater, up from 59% a year ago, with 8% currently choosing 1Gig.

Broadband Penetration
As of September 30,

Total broadband penetration increased 1% due primarily to broadband connection growth as service addresses have grown 6%. Broadband penetration rates vary between wireline and cable due to the competitive profiles of the respective markets.

Financial Overview - TDS Telecom

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs. 2020	2021	2020	2021 vs. 2020
(Dollars in millions)
Residential
Wireline, Incumbent	$87	$85	3%	$258	$246	5%
Wireline, Expansion	9	5	73%	24	13	77%
Cable	66	62	6%	197	182	8%
Total residential	162	152	6%	479	441	8%
Commercial	45	48	(6)%	138	146	(5)%
Wholesale	44	46	(5)%	135	140	(4)%
Total service revenues	251	247	2%	751	727	3%
Equipment revenues	—	—	(44)%	1	1	(15)%
Total operating revenues	252	247	2%	752	728	3%

Cost of services (excluding Depreciation, amortization and accretion reported below)	102	100	3%	301	287	5%
Cost of equipment and products	—	—	(36)%	—	1	(17)%
Selling, general and administrative	72	69	5%	216	200	8%
Depreciation, amortization and accretion	49	49	(1)%	147	152	(4)%
(Gain) loss on asset disposals, net	1	—	50%	2	1	N/M
Total operating expenses	224	219	2%	665	641	4%

Operating income	$27	$28	(3)%	$87	$87	(1)%

Net income	$21	$25	(16)%	$68	$81	(17)%
Adjusted OIBDA (Non-GAAP)[1]	$77	$78	(2)%	$235	$240	(2)%
Adjusted EBITDA (Non-GAAP)[1]	$77	$78	(2)%	$235	$243	(3)%
Capital expenditures[2]	$91	$92	(1)%	$260	$221	18%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2021 and 2020
(Dollars in millions)
Operating Revenues
Nine Months Ended September 30, 2021 and 2020
(Dollars in millions)
Residential revenues consist of:
•Broadband services, including security and support services
•Video services, including IPTV, traditional cable programming and satellite offerings
•Voice services
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three and nine months ended September 30, 2021, due primarily to growth in broadband connections, price increases and federal universal service charges, partially offset by a decline in voice connections.

Commercial revenues decreased for the three and nine months ended September 30, 2021, due primarily to declining connections in CLEC markets, partially offset by an increase in broadband connections.

Wholesale revenues decreased for the three and nine months ended September 30, 2021, due primarily to the timing of certain state USF support and decreased access revenues.

Cost of services
Cost of services increased for the three and nine months ended September 30, 2021, due primarily to higher employee expenses to support current and future growth and increased plant and maintenance costs, partially offset by a decrease in building expenses and a decrease in costs to provide legacy services.

Selling, general and administrative
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2021, due primarily to increases in advertising expenses in TDS Telecom's expansion markets, increases to charges for federal universal service support, and increases in project costs associated with a new customer management system.

Depreciation, amortization and accretion
Depreciation, amortization and accretion decreased for the three and nine months ended September 30, 2021, due primarily to certain assets becoming fully depreciated, partially offset by higher depreciation due to increased capital expenditures on new fiber assets throughout 2020 and 2021 and increased software amortization.

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

Financing
Revolving Credit Agreements
In July 2021, TDS entered into an amended and restated $400 million unsecured revolving credit agreement with certain lenders and other parties and UScellular entered into an amended and restated $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the amended and restated revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the nine months ended September 30, 2021, TDS borrowed and repaid $125 million under its revolving credit agreement. As of September 30, 2021, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS' and UScellular's unused borrowing capacity was $399 million and $300 million, respectively.
See Note 10 — Debt in the Notes to Consolidated Financial Statements for additional information related to the revolving credit agreements.
Term Loan Agreements
In July 2021, TDS and UScellular amended and restated their term loan agreements to allow for additional borrowing capacity of $300 million and $200 million, respectively. During the nine months ended September 30, 2021, TDS borrowed $75 million under its senior term loan credit agreement and UScellular borrowed $217 million under its senior term loan credit agreement. As of September 30, 2021, TDS' and UScellular's outstanding borrowings under the term loan agreements were $200 million and $300 million, respectively, and TDS' and UScellular's unused borrowing capacity was $300 million and $200 million, respectively.
See Note 10 — Debt in the Notes to Consolidated Financial Statements for additional information related to the senior term loan agreements.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In June 2021, UScellular increased the borrowing capacity under the receivables securitization agreement to $450 million. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until December 2022, which may be extended from time to time as specified therein. During the nine months ended September 30, 2021, UScellular borrowed an additional $500 million under its receivables securitization agreement and repaid $200 million of the outstanding borrowings. As of September 30, 2021, the outstanding borrowings under the agreement were $325 million and the unused capacity under the agreement was $125 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. In October 2021, UScellular borrowed the remaining $125 million under the agreement.
See Note 10 — Debt in the Notes to Consolidated Financial Statements for additional information related to the receivables securitization agreement.
Financial Covenants
TDS and UScellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit agreements, senior term loan credit agreements and receivables securitization agreement as of September 30, 2021.

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
In March 2021, TDS issued 16,800 shares of 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock (Preferred Shares) for $25,000 per Preferred Share, for total gross proceeds of $420 million. The Preferred Shares were issued to a depositary to facilitate the issuance of 16,800,000 depositary shares, each representing 1/1,000th of a Preferred Share. TDS received net cash proceeds of $406 million after payment of issuance costs of $14 million. The proceeds were for general corporate purposes, including but not limited to, the funding of capital expenditures associated with TDS Telecom's fiber program and retirement of existing debt. See Note 13 — Shareholders' Equity in the Notes to Consolidated Financial Statements for additional information related to TDS' Preferred Shares.
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
In August 2021, TDS issued 27,600 shares of 6.000% Series VV Preferred Shares for $25,000 per Preferred Share, for total gross proceeds of $690 million. The Preferred Shares were issued to a depositary to facilitate the issuance of 27,600,000 depositary shares, each representing 1/1,000th of a Preferred Share. TDS received net cash proceeds of $668 million after payment of issuance costs of $22 million. The proceeds were for general corporate purposes, including but not limited to, the funding of capital expenditures associated with TDS Telecom's fiber program and retirement of existing debt. See Note 13 — Shareholders' Equity in the Notes to Consolidated Financial Statements for additional information related to TDS' Preferred Shares.
In September 2021, TDS redeemed its outstanding $116 million of 6.625% Senior Notes due 2045 and UScellular redeemed its outstanding $342 million of 6.95% Senior Notes due 2060. At time of redemption, $14 million of interest expense was recorded related to unamortized debt issuance costs related to the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
In October 2021, TDS redeemed its outstanding $195 million of 5.875% Senior Notes due 2061. At time of redemption, $7 million of interest expense was recorded related to unamortized debt issuance costs related to the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
TDS and UScellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated securities, preferred shares and depositary shares.
Credit Ratings
In August 2021, Moody’s lowered its rating for UScellular’s senior unsecured notes from Ba1 to Ba2. This downgrade is due primarily to the impact of the financing activities noted above that increase the borrowing capacity of debt facilities that are structurally senior to UScellular’s senior unsecured notes.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2021 and 2020, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the nine months ended September 30, 2021 and 2020, were $458 million and $621 million, respectively.
Capital expenditures for the full year 2021 are expected to be between $700 million and $800 million. These expenditures are expected to be used principally for the following purposes:
▪Continue network modernization and 5G deployment;
▪Enhance and maintain UScellular's network coverage, including providing additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the nine months ended September 30, 2021 and 2020, were $260 million and $221 million, respectively.
Capital expenditures for the full year 2021 are expected to be between $400 million and $450 million. These expenditures are expected to be used principally for the following purposes:
▪Continue to expand fiber deployment in incumbent and expansion markets;
▪Maintain and enhance existing infrastructure including build-out requirements to meet state broadband and A-CAM programs;
▪Upgrade broadband capacity and speeds; and
▪Support success-based spending for broadband and video growth.

Macroeconomic factors, including the continuing impacts of the ongoing COVID-19 pandemic, have caused some supply chain disruption and delays for both UScellular and TDS Telecom. These factors may impact the acquisition of certain products and materials and contribute to internal and external labor shortages.
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
Common Share Repurchase Programs
During the nine months ended September 30, 2021, TDS repurchased 239,989 Common Shares for $5 million at an average cost per share of $18.89. As of September 30, 2021, the maximum dollar value of TDS Common Shares that may yet be repurchased under TDS’ program was $181 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
During the nine months ended September 30, 2021, UScellular repurchased 681,310 Common Shares for $21 million at an average cost per share of $31.36. As of September 30, 2021, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 3,825,000.
Off-Balance Sheet Arrangements
TDS had no transactions, agreements or other contractual arrangements with unconsolidated entities involving “off-balance sheet arrangements,” as defined by SEC rules, that had or are reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, the timing of acquisitions and divestitures, capital expenditures and other factors. The following discussion summarizes TDS' cash flow activities for the nine months ended September 30, 2021 and 2020.
2021 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $691 million. Net cash provided by operating activities was $863 million due to net income of $152 million adjusted for non-cash items of $725 million and distributions received from unconsolidated entities of $107 million, including $32 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $121 million. The working capital changes were primarily influenced by a decrease to accrued taxes and the timing of vendor payments and an increase in customer and agent receivables.
Cash flows used for investing activities were $2,006 million. Cash paid for additions to property, plant and equipment totaled $726 million. Cash payments for wireless spectrum license acquisitions, including advance payments, were $1,273 million.
Cash flows provided by financing activities were $452 million, due primarily to the issuance of $1,110 million of TDS Preferred Shares, the issuance of $500 million of 5.5% UScellular Senior Notes, $500 million borrowed under the UScellular receivables securitization agreement, $217 million borrowed under the UScellular term loan, $125 million borrowed under the TDS revolving credit agreement, and $76 million borrowed under the TDS term loan. These were partially offset by the redemption of $641 million of TDS Senior Notes, $917 million of UScellular Senior Notes, a $200 million repayment on the receivables securitization agreement, a $125 million repayment on the TDS revolving credit agreement, the repurchase of TDS and UScellular Common Shares, the payment of dividends and the payment of debt and equity issuance costs.
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
Licenses
Licenses increased $1,473 million due primarily to wireless spectrum licenses acquired through Auction 107. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Current portion of long-term debt
Current portion of long-term debt increased $189 million due primarily to the announced October 2021 redemption of $195 million of TDS' 5.875% Senior Notes due 2061.
Other deferred liabilities and credits
Other deferred liabilities and credits increased $209 million due primarily to relocation and acceleration fees related to wireless spectrum licenses acquired through Auction 107 and an increase in asset retirement obligations.
Long-term debt, net
The following table presents the components of the $620 million decrease in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2020	$3,424
Borrowings under Revolving Credit Agreements	125
Borrowings under Term Loan Agreements	293
Borrowings under Receivables Securitization Agreement	500
Issuance of Senior Notes	500
Payment of debt issuance costs	(16)
Repayments under Revolving Credit Agreements	(125)
Repayments under Receivables Securitization Agreement	(200)
Redemptions of Senior Notes	(1,558)
Reclassify TDS Senior Notes, net of debt issuance costs, to Current portion of long-term debt	(188)
Debt issuance costs charged to interest expense	52
Other	(3)
Balance at September 30, 2021	$2,804
Preferred Shares
Preferred Shares increased $1,074 million due to the issuance of $1,110 million of TDS Preferred Shares, net of issuance costs.

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
Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. See Note 14 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS - CONSOLIDATED	2021	2020	2021	2020
(Dollars in millions)
Net income (GAAP)	$47	$93	$152	$254
Add back:
Income tax expense	19	6	38	17
Interest expense	54	43	193	119
Depreciation, amortization and accretion	213	217	670	685
EBITDA (Non-GAAP)	333	359	1,053	1,075
Add back or deduct:
(Gain) loss on asset disposals, net	8	6	17	15
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
(Gain) loss on investments	—	(3)	—	(3)
Adjusted EBITDA (Non-GAAP)	341	362	1,069	1,087
Deduct:
Equity in earnings of unconsolidated entities	48	48	138	138
Interest and dividend income	3	4	9	12
Other, net	—	—	(1)	(1)
Adjusted OIBDA (Non-GAAP)	290	310	923	938
Deduct:
Depreciation, amortization and accretion	213	217	670	685
(Gain) loss on asset disposals, net	8	6	17	15
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Operating income (GAAP)	$69	$87	$237	$238

	Three Months Ended September 30,		Nine Months Ended September 30,
UScellular	2021	2020	2021	2020
(Dollars in millions)
Net income (GAAP)	$35	$85	$132	$227
Add back:
Income tax expense	14	4	31	11
Interest expense	45	29	144	76
Depreciation, amortization and accretion	160	161	510	516
EBITDA (Non-GAAP)	254	279	817	830
Add back or deduct:
(Gain) loss on asset disposals, net	8	6	15	14
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
(Gain) loss on investments	—	(3)	—	(3)
Adjusted EBITDA (Non-GAAP)	262	282	831	841
Deduct:
Equity in earnings of unconsolidated entities	48	48	137	137
Interest and dividend income	1	2	5	6
Adjusted OIBDA (Non-GAAP)	213	232	689	698
Deduct:
Depreciation, amortization and accretion	160	161	510	516
(Gain) loss on asset disposals, net	8	6	15	14
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Operating income (GAAP)	$45	$65	$165	$168

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS TELECOM	2021	2020	2021	2020
(Dollars in millions)
Net income (GAAP)	$21	$25	$68	$81
Add back:
Income tax expense	7	4	22	13
Interest expense	(1)	(1)	(3)	(3)
Depreciation, amortization and accretion	49	49	147	152
EBITDA (Non-GAAP)	76	78	233	243
Add back or deduct:
(Gain) loss on asset disposals, net	1	—	2	1
Adjusted EBITDA (Non-GAAP)	77	78	235	243
Deduct:
Interest and dividend income	—	1	1	4
Other, net	—	—	(1)	(1)
Adjusted OIBDA (Non-GAAP)	77	78	235	240
Deduct:
Depreciation, amortization and accretion	49	49	147	152
(Gain) loss on asset disposals, net	1	—	2	1
Operating income (GAAP)	$27	$28	$87	$87
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

	Nine Months Ended September 30,
	2021	2020
(Dollars in millions)
Cash flows from operating activities (GAAP)	$863	$1,166
Less: Cash paid for additions to property, plant and equipment	726	914
Free cash flow (Non-GAAP)	$137	$252

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
Spectrum Auctions
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million, of which up to $5 million relates to licenses which are subject to the FCC's spectrum aggregation and ownership attribution rules for Auction 105. None of the wireless spectrum licenses have been granted yet by the FCC.
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $181 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted. In October 2021, UScellular paid $36 million related to the additional costs. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023. Combined with prior mid-band purchases in Auction 105, UScellular will have mid-band spectrum in nearly all of its operating footprint, covering approximately 95% of subscribers.
On June 9, 2021, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110). On July 19, 2021, UScellular filed an application to participate in Auction 110 and on September 17, 2021, the FCC announced that UScellular was a qualified bidder for the auction. Bidding commenced on October 5, 2021 and is still ongoing as of the date of this report.

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
The following table presents the scheduled principal payments on long-term debt, finance lease obligations, and the related weighted average interest rates by maturity dates at September 30, 2021.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2021	$196	5.9%
2022	331	1.3%
2023	6	3.2%
2024	5	3.2%
2025	5	3.2%
Thereafter	2,529	5.4%
Total	$3,072	5.0%
1    The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to UScellular's 6.7% Senior Notes.
2    Represents the weighted average stated interest rates at September 30, 2021, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2021.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,065	$1,046	$3,156	$3,088
Equipment and product sales	263	278	801	761
Total operating revenues	1,328	1,324	3,957	3,849

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	327	321	950	919
Cost of equipment and products	282	278	852	765
Selling, general and administrative	429	415	1,232	1,227
Depreciation, amortization and accretion	213	217	670	685
(Gain) loss on asset disposals, net	8	6	17	15
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	—
Total operating expenses	1,259	1,237	3,720	3,611

Operating income	69	87	237	238

Investment and other income (expense)
Equity in earnings of unconsolidated entities	48	48	138	138
Interest and dividend income	3	4	9	12
Gain (loss) on investments	—	3	—	3
Interest expense	(54)	(43)	(193)	(119)
Other, net	—	—	(1)	(1)
Total investment and other income (expense)	(3)	12	(47)	33

Income before income taxes	66	99	190	271
Income tax expense	19	6	38	17
Net income	47	93	152	254
Less: Net income attributable to noncontrolling interests, net of tax	7	15	26	42
Net income attributable to TDS shareholders	40	78	126	212
TDS Preferred Share dividends	12	—	21	—
Net income attributable to TDS common shareholders	$28	$78	$105	$212

Basic weighted average shares outstanding	115	114	115	114
Basic earnings per share attributable to TDS common shareholders	$0.24	$0.68	$0.91	$1.85

Diluted weighted average shares outstanding	116	115	116	115
Diluted earnings per share attributable to TDS common shareholders	$0.24	$0.66	$0.89	$1.81
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
Net income	$47	$93	$152	$254
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	1	1	2	2
Comprehensive income	48	94	154	256
Less: Net income attributable to noncontrolling interests, net of tax	7	15	26	42
Comprehensive income attributable to TDS shareholders	$41	$79	$128	$214
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
(Dollars in millions)
Cash flows from operating activities
Net income	$152	$254
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	670	685
Bad debts expense	36	55
Stock-based compensation expense	35	39
Deferred income taxes, net	55	217
Equity in earnings of unconsolidated entities	(138)	(138)
Distributions from unconsolidated entities	107	118
(Gain) loss on asset disposals, net	17	15
(Gain) loss on sale of business and other exit costs, net	(1)	—
(Gain) loss on investments	—	(3)
Other operating activities	51	1
Changes in assets and liabilities from operations
Accounts receivable	26	26
Equipment installment plans receivable	(44)	13
Inventory	12	2
Accounts payable	(56)	95
Customer deposits and deferred revenues	13	(21)
Accrued taxes	(43)	(156)
Accrued interest	4	14
Other assets and liabilities	(33)	(50)
Net cash provided by operating activities	863	1,166

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(726)	(914)
Cash paid for intangible assets	(1,268)	(169)
Cash received from investments	3	1
Cash paid for investments	—	(1)
Cash received from divestitures and exchanges	2	1
Advance payments for license acquisitions	(20)	—
Other investing activities	3	4
Net cash used in investing activities	(2,006)	(1,078)

Cash flows from financing activities
Issuance of long-term debt	1,418	675
Repayment of long-term debt	(1,884)	(8)
Issuance of TDS Preferred Shares	1,110	—
TDS Common Shares reissued for benefit plans, net of tax payments	(5)	(3)
UScellular Common Shares reissued for benefit plans, net of tax payments	(16)	(11)
Repurchase of TDS Common Shares	(4)	(14)
Repurchase of UScellular Common Shares	(21)	(23)
Dividends paid to TDS shareholders	(81)	(58)
Payment of debt and equity issuance costs	(59)	(23)
Distributions to noncontrolling interests	(2)	(2)
Other financing activities	(4)	1
Net cash provided by financing activities	452	534

Net increase (decrease) in cash, cash equivalents and restricted cash	(691)	622

Cash, cash equivalents and restricted cash
Beginning of period	1,452	474
End of period	$761	$1,096
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2021	December 31, 2020
(Dollars in millions)
Current assets
Cash and cash equivalents	$725	$1,429
Short-term investments	—	3
Accounts receivable
Customers and agents, less allowances of $59 and $67, respectively	994	1,004
Other, less allowances of $3 and $2, respectively	89	108
Inventory, net	142	154
Prepaid expenses	104	105
Income taxes receivable	187	187
Other current assets	56	36
Total current assets	2,297	3,026

Assets held for sale	3	2

Licenses	4,111	2,638

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $86 and $71, respectively	202	213

Investments in unconsolidated entities	509	477

Property, plant and equipment
In service and under construction	14,060	13,659
Less: Accumulated depreciation and amortization	9,952	9,687
Property, plant and equipment, net	4,108	3,972

Operating lease right-of-use assets	1,021	998

Other assets and deferred charges	648	652

Total assets[1]	$13,446	$12,525
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2021	December 31, 2020
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$194	$5
Accounts payable	466	508
Customer deposits and deferred revenues	207	193
Accrued interest	20	16
Accrued taxes	46	69
Accrued compensation	112	132
Short-term operating lease liabilities	139	129
Other current liabilities	104	101
Total current liabilities	1,288	1,153

Liabilities held for sale	—	1

Deferred liabilities and credits
Deferred income tax liability, net	919	863
Long-term operating lease liabilities	947	940
Other deferred liabilities and credits	750	541

Long-term debt, net	2,804	3,424

Commitments and contingencies

Noncontrolling interests with redemption features	10	10

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 115 shares (7 Series A Common and 108 Common Shares) and 114 shares (7 Series A Common and 107 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,478	2,482
Preferred Shares, par value $0.01 per share, $25,000 liquidation preference per share, .0444 shares outstanding (.0168 Series UU and .0276 Series VV)	1,074	—
Treasury shares, at cost, 18 and 19 Common Shares, respectively	(459)	(477)
Accumulated other comprehensive loss	(2)	(4)
Retained earnings	2,819	2,802
Total TDS shareholders' equity	5,911	4,804

Noncontrolling interests	817	789

Total equity	6,728	5,593

Total liabilities and equity[1]	$13,446	$12,525
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of September 30, 2021 and December 31, 2020, include assets held by consolidated variable interest entities (VIEs) of $1,279 million and $1,042 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of September 30, 2021 and December 31, 2020, include certain liabilities of consolidated VIEs of $17 million and $18 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 11 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
June 30, 2021	$1	$2,462	$406	$(458)	$(2)	$2,812	$5,221	$836	$6,057
Net income attributable to TDS shareholders	—	—	—	—	—	40	40	—	40
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	7	7
TDS Common and Series A Common share dividends ($0.175 per share)	—	—	—	—	—	(20)	(20)	—	(20)
Issuance of TDS Preferred Shares, net of costs	—	—	668	—	—	—	668	—	668
TDS Preferred share dividends ($414 per Series UU share and $183 per Series VV share)	—	—	—	—	—	(12)	(12)	—	(12)
Repurchase of Common Shares	—	—	—	(1)	—	—	(1)	—	(1)
Dividend reinvestment plan	—	—	—	—	—	(1)	(1)	—	(1)
Incentive and compensation plans	—	3	—	—	—	—	3	—	3
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	13	—	—	—	—	13	(26)	(13)
September 30, 2021	$1	$2,478	$1,074	$(459)	$(2)	$2,819	$5,911	$817	$6,728

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
June 30, 2020	$1	$2,472	$(479)	$(7)	$2,751	$4,738	$765	$5,503
Cumulative effect of accounting changes	—	—	—	—	1	1	—	1
Net income attributable to TDS shareholders	—	—	—	—	78	78	—	78
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	16	16
TDS Common and Series A Common share dividends ($0.170 per share)	—	—	—	—	(19)	(19)	—	(19)
Dividend reinvestment plan	—	1	1	—	(2)	—	—	—
Incentive and compensation plans	—	5	—	—	—	5	—	5
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	1	—	—	—	1	4	5
September 30, 2020	$1	$2,479	$(478)	$(7)	$2,809	$4,804	$785	$5,589

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2020	$1	$2,482	$—	$(477)	$(4)	$2,802	$4,804	$789	$5,593
Net income attributable to TDS shareholders	—	—	—	—	—	126	126	—	126
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	26	26
Other comprehensive income	—	—	—	—	2	—	2	—	2
TDS Common and Series A Common share dividends ($0.525 per share)	—	—	—	—	—	(60)	(60)	—	(60)
Issuance of TDS Preferred Shares, net of costs	—	—	1,074	—	—	—	1,074	—	1,074
TDS Preferred share dividends ($966 per Series UU share and $183 per Series VV share)	—	—	—	—	—	(21)	(21)	—	(21)
Repurchase of Common Shares	—	—	—	(5)	—	—	(5)	—	(5)
Dividend reinvestment plan	—	—	—	2	—	(2)	—	—	—
Incentive and compensation plans	—	15	—	21	—	(26)	10	—	10
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(19)	—	—	—	—	(19)	4	(15)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
September 30, 2021	$1	$2,478	$1,074	$(459)	$(2)	$2,819	$5,911	$817	$6,728
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2019	$1	$2,468	$(479)	$(9)	$2,672	$4,653	$751	$5,404
Net income attributable to TDS shareholders	—	—	—	—	212	212	—	212
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	43	43
Other comprehensive income	—	—	—	2	—	2	—	2
TDS Common and Series A Common share dividends ($0.510 per share)	—	—	—	—	(58)	(58)	—	(58)
Repurchase of Common Shares	—	—	(14)	—	—	(14)	—	(14)
Dividend reinvestment plan	—	1	2	—	(1)	2	—	2
Incentive and compensation plans	—	14	13	—	(16)	11	—	11
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(4)	—	—	—	(4)	(7)	(11)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
September 30, 2020	$1	$2,479	$(478)	$(7)	$2,809	$4,804	$785	$5,589
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
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2021, are UScellular and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 14 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of September 30, 2021 and December 31, 2020 and its results of operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2021 and 2020, and its cash flows for the nine months ended September 30, 2021 and 2020. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2020.
Change in Reportable Segments
During the first quarter of 2021, TDS modified its reporting segment structure to combine its Wireline and Cable segments into a single reportable segment for TDS Telecom. TDS Telecom believes this presentation better articulates its progress and performance against its strategy, which includes a focus on overall broadband growth and future fiber deployment across its markets. This change also reflects TDS Telecom's progress in aligning its organizational, operational and support structures to leverage one cost base to better support its customers across all of its markets. Prior periods have been updated to conform to this revised presentation. See Note 14 — Business Segment Information for additional information on TDS' reportable segments.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	September 30, 2021	December 31, 2020
(Dollars in millions)
Cash and cash equivalents	$725	$1,429
Restricted cash included in Other current assets	36	23
Cash, cash equivalents and restricted cash in the statement of cash flows	$761	$1,452

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are point in time.

Three Months Ended September 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[1]	$699	$—	$—	$699
Inbound roaming	30	—	—	30
Residential	—	162	—	162
Commercial	—	45	—	45
Wholesale	—	43	—	43
Other service	38	—	19	57
Service revenues from contracts with customers	767	251	19	1,037
Equipment and product sales	228	—	35	263
Total revenues from contracts with customers	995	251	54	1,300
Operating lease income	21	1	6	28
Total operating revenues	$1,016	$252	$60	$1,328

Three Months Ended September 30, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$674	$—	$—	$674
Inbound roaming	42	—	—	42
Residential	—	152	—	152
Commercial	—	48	—	48
Wholesale	—	45	—	45
Other service	39	—	18	57
Service revenues from contracts with customers	755	246	18	1,019
Equipment and product sales	252	—	26	278
Total revenues from contracts with customers	1,007	246	44	1,297
Operating lease income	20	1	6	27
Total operating revenues	$1,027	$247	$50	$1,324

Nine Months Ended September 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[1]	$2,069	$—	$—	$2,069
Inbound roaming	86	—	—	86
Residential	—	479	—	479
Commercial	—	138	—	138
Wholesale	—	132	—	132
Other service	117	—	53	170
Service revenues from contracts with customers	2,272	749	53	3,074
Equipment and product sales	720	1	80	801
Total revenues from contracts with customers	2,992	750	133	3,875
Operating lease income	61	2	19	82
Total operating revenues	$3,053	$752	$152	$3,957

Nine Months Ended September 30, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,004	$—	$—	$2,004
Inbound roaming	119	—	—	119
Residential	—	441	—	441
Commercial	—	146	—	146
Wholesale	—	137	—	137
Other service	110	—	51	161
Service revenues from contracts with customers	2,233	725	51	3,009
Equipment and product sales	674	1	86	761
Total revenues from contracts with customers	2,907	726	137	3,770
Operating lease income	57	2	20	79
Total operating revenues	$2,964	$728	$157	$3,849

Numbers may not foot due to rounding.
1During the three months ended September 30, 2021, UScellular recorded a $9 million out-of-period error related to the timing of recognition of regulatory fee billings. This adjustment had the impact of increasing Service revenue by $9 million for the three and nine months ended September 30, 2021. UScellular determined that this adjustment was not material to any of the periods impacted.

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

	September 30, 2021	December 31, 2020
(Dollars in millions)
Contract assets	$12	$13
Contract liabilities	$243	$216

Revenue recognized related to contract liabilities existing at January 1, 2021 was $159 million for the nine months ended September 30, 2021.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of September 30, 2021 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2021	$204
2022	216
Thereafter	238
Total	$658
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

	September 30, 2021	December 31, 2020
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$135	$139
Fulfillment costs
Installation costs	10	10
Total contract cost assets	$145	$149
Amortization of contract cost assets was $29 million and $87 million for the three and nine months ended September 30, 2021, respectively, and $30 million and $91 million for the three and nine months ended September 30, 2020, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of September 30, 2021 and December 31, 2020, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	September 30, 2021		December 31, 2020
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,604	$2,753	$2,809
Institutional	2	535	679	535	707
Other	2	820	820	230	230
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of senior term loan credit agreements and receivables securitization agreement. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.24% to 4.25% and 1.35% to 3.75% at September 30, 2021 and December 31, 2020, respectively.
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
The following table summarizes equipment installment plan receivables.

	September 30, 2021	December 31, 2020
(Dollars in millions)
Equipment installment plan receivables, gross	$1,022	$1,007
Allowance for credit losses	(70)	(78)
Equipment installment plan receivables, net	$952	$929

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$607	$590
Other assets and deferred charges (Non-current portion)	345	339
Equipment installment plan receivables, net	$952	$929
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

	September 30, 2021					December 31, 2020
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$840	$93	$23	$6	$962	$819	$98	$22	$9	$948
Billed — current	36	5	1	—	42	36	5	1	1	43
Billed — past due	10	5	2	1	18	8	5	2	1	16
Total	$886	$103	$26	$7	$1,022	$863	$108	$25	$11	$1,007
The balance of the equipment installment plan receivables as of September 30, 2021 on a gross basis by year of origination were as follows:

	2018	2019	2020	2021	Total
(Dollars in millions)
Lowest Risk	$1	$84	$346	$455	$886
Lower Risk	—	6	36	61	103
Slight Risk	—	1	6	19	26
Higher Risk	—	—	2	5	7
Total	$1	$91	$390	$540	$1,022
Activity for the nine months ended September 30, 2021 and 2020, in the allowance for credit losses for equipment installment plan receivables was as follows:

	September 30, 2021	September 30, 2020
(Dollars in millions)
Allowance for credit losses, beginning of period	$78	$84
Bad debts expense	21	34
Write-offs, net of recoveries	(29)	(43)
Allowance for credit losses, end of period	$70	$75

Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three and nine months ended September 30, 2021 was 29.3% and 20.3%, respectively. The effective tax rate for the nine months ended September 30, 2021 was lower than normal due primarily to the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years.
The effective tax rate on Income before income taxes for the three and nine months ended September 30, 2020 was 5.8% and 6.5%, respectively. These effective tax rates were lower than normal due primarily to the income tax benefits of the CARES Act.
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
The amounts used in computing basic and diluted earnings per share attributable to TDS common shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars and shares in millions, except per share amounts)
Net income attributable to TDS common shareholders used in basic earnings per share	$28	$78	$105	$212
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(1)	(2)	(2)	(3)
Net income attributable to TDS common shareholders used in diluted earnings per share	$27	$76	$103	$209

Weighted average number of shares used in basic earnings per share:
Common Shares	108	107	108	107
Series A Common Shares	7	7	7	7
Total	115	114	115	114

Effects of dilutive securities	1	1	1	1
Weighted average number of shares used in diluted earnings per share	116	115	116	115

Basic earnings per share attributable to TDS common shareholders	$0.24	$0.68	$0.91	$1.85

Diluted earnings per share attributable to TDS common shareholders	$0.24	$0.66	$0.89	$1.81
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS shareholders because their effects were antidilutive. The number of such Common Shares excluded was 4 million for both the three and nine months ended September 30, 2021 and 4 million for both the three and nine months ended September 30, 2020.

Note 7 Intangible Assets
Activity related to Licenses for the nine months ended September 30, 2021, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2020	$2,638
Acquisitions	1,464
Transferred to Assets held for sale	(1)
Capitalized interest	10
Balance at September 30, 2021	$4,111
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $181 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted. In October 2021, UScellular paid $36 million related to the additional costs. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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

	September 30, 2021	December 31, 2020
(Dollars in millions)
Equity method investments	$487	$456
Measurement alternative method investments	22	21
Total investments in unconsolidated entities	$509	$477
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Dollars in millions)
Revenues	$1,763	$1,640	$5,245	$4,889
Operating expenses	1,250	1,142	3,752	3,407
Operating income	513	498	1,493	1,482
Other income (expense), net	5	(3)	15	(2)
Net income	$518	$495	$1,508	$1,480

Note 9 Asset Retirement Obligations
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
During the three months ended September 30, 2021, UScellular and TDS Telecom performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the reviews and other changes in asset retirement obligations during the nine months ended September 30, 2021 were as follows:

Asset Retirement Obligations
(Dollars in millions)
Balance at December 31, 2020	$377
Additional liabilities accrued	26
Revisions in estimated cash outflows	43
Disposition of assets	(1)
Accretion expense	17
Balance at September 30, 2021	$462
Note 10 Debt
Revolving Credit Agreements
The following table summarizes the revolving credit agreements as of September 30, 2021:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$400	$300
Letters of credit outstanding	$1	$—
Amount borrowed	$—	$—
Amount available for use	$399	$300
Borrowings under the TDS and UScellular revolving credit agreements bear interest at a rate of London Inter-bank Offered Rate (LIBOR) plus 1.50%.
In July 2021, TDS and UScellular amended and restated their revolving credit agreements. The maturity date of the agreements was extended to July 2026 and the consolidated leverage ratio, as defined in the agreements, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the revolving credit agreements.
TDS and UScellular believe that they were in compliance with all of the financial covenants and other requirements set forth in their revolving credit agreements as of September 30, 2021.
Term Loan Agreements
The following table summarizes the term loan credit agreements as of September 30, 2021:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$500	$500
Amount borrowed	$200	$300
Amount available for use	$300	$200
In July 2021, TDS amended and restated its term loan agreement to allow for an additional $300 million of borrowing capacity. Principal reductions on the existing borrowings are due and payable in quarterly installments of $0.5 million beginning in December 2021. Amounts borrowed under the existing term loan agreement will bear interest at a rate of LIBOR plus 2.0% and are due and payable in July 2028. Borrowings under the additional $300 million borrowing capacity will bear interest at a rate of LIBOR plus 2.50% and are due and payable in July 2031. Principal reductions on any new borrowings will be due and payable in quarterly installments beginning in December 2022 at a rate of 0.25% of the initial outstanding principal balance through September 2026 and at a rate of 0.625% of the initial outstanding principal balance from December 2026 through the maturity date. Additionally, the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the term loan agreement.

In July 2021, UScellular amended and restated its term loan agreement to allow for an additional $200 million of borrowing capacity. Principal reductions on the existing borrowings are due and payable in quarterly installments of $0.75 million beginning in December 2021. Amounts borrowed under the existing term loan agreement will bear interest at a rate of LIBOR plus 2.0% and are due and payable in July 2028. Borrowings under the additional $200 million borrowing capacity will bear interest at a rate of LIBOR plus 2.50% and are due and payable in July 2031. Principal reductions on any new borrowings will be due and payable in quarterly installments beginning in December 2022 at a rate of 0.25% of the initial outstanding principal balance through September 2026 and at a rate of 0.625% of the initial outstanding principal balance from December 2026 through the maturity date. Additionally, the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the term loan agreement.
TDS and UScellular believe that they were in compliance with all of the financial covenants and other requirements set forth in their senior term loan credit agreements as of September 30, 2021.
Receivables Securitization Agreement
At September 30, 2021, UScellular had a receivables securitization agreement for securitized borrowings using its equipment installment receivables for general corporate purposes. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until maturity in December 2022, which may be extended from time to time as specified therein. The outstanding borrowings bear interest at floating rates. In June 2021, UScellular increased the borrowing capacity under the receivables securitization agreement to $450 million. In July 2021, UScellular amended the receivables securitization agreement and as a result, the consolidated leverage ratio, as defined in the agreement, may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter. There were no significant changes to other terms of the receivable securitization agreement. During the nine months ended September 30, 2021, UScellular borrowed $500 million under its receivables securitization agreement and repaid $200 million of the outstanding borrowings. As of September 30, 2021, the outstanding borrowings under the agreement were $325 million and the unused capacity under the agreement was $125 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. UScellular believes that it was in compliance with all of the financial covenants and other requirements set forth in its receivables securitization agreement as of September 30, 2021. As of September 30, 2021, the USCC Master Note Trust held $437 million of assets available to be pledged as collateral for the receivables securitization agreement. In October 2021, UScellular borrowed the remaining $125 million under the agreement.
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
In September 2021, TDS redeemed its outstanding $116 million of 6.625% Senior Notes due 2045 and UScellular redeemed its outstanding $342 million of 6.95% Senior Notes due 2060. At time of redemption, $14 million of interest expense was recorded related to unamortized debt issuance costs related to the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
In October 2021, TDS redeemed its outstanding $195 million of 5.875% Senior Notes due 2061. At time of redemption, $7 million of interest expense was recorded related to unamortized debt issuance costs related to the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.

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

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30, 2021	December 31, 2020
(Dollars in millions)
Assets
Cash and cash equivalents	$30	$18
Short-term investments	—	3
Accounts receivable	658	638
Inventory, net	2	3
Other current assets	33	21
Licenses	637	637
Property, plant and equipment, net	101	99
Operating lease right-of-use assets	40	37
Other assets and deferred charges	353	347
Total assets	$1,854	$1,803

Liabilities
Current liabilities	$24	$26
Long-term operating lease liabilities	35	34
Other deferred liabilities and credits	21	19
Total liabilities[1]	$80	$79
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 10 – Debt for additional information.
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
TDS’ total investment in these unconsolidated entities was $4 million and $5 million at September 30, 2021 and December 31, 2020, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $64 million and $113 million, during the nine months ended September 30, 2021 and 2020, respectively, of which $32 million in 2021 and $79 million in 2020, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. The general partner’s put option related to its interest in Advantage Spectrum was not exercised during the first exercise period and will be exercisable again in the third quarter of 2022. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to TDS, is recorded as Noncontrolling interests with redemption features in TDS’ Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in TDS’ Consolidated Statement of Operations.

Note 12 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Nine Months Ended September 30,	2021	2020
(Dollars in millions)
Net income attributable to TDS shareholders	$126	$212
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(48)	(38)
Change in TDS' Capital in excess of par value from UScellular's repurchases of UScellular shares	11	14
Net transfers (to) from noncontrolling interests	(37)	(24)
Net income attributable to TDS shareholders after transfers (to) from noncontrolling interests	$89	$188
Note 13 Shareholders' Equity
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
In August 2021, TDS issued 27,600 shares of TDS’ 6.000% Series VV Preferred Shares for $25,000 per Preferred Share, for total gross proceeds of $690 million. The Preferred Shares were issued to a depositary to facilitate the issuance of 27,600,000 Depositary Shares, each representing 1/1,000th of a Preferred Share. TDS received net cash proceeds of $668 million after payment of issuance costs of $22 million. The proceeds were for general corporate purposes, including but not limited to, the funding of capital expenditures associated with TDS Telecom's fiber program and retirement of existing debt.
Each holder of Depositary Shares is entitled to a proportional fractional interest in all rights and preferences of the Preferred Shares, including dividend, voting, redemption and liquidation rights. The Preferred Shares have no maturity or mandatory redemption date and are not redeemable at the option of the holders.
Dividends on the Preferred Shares, when declared, are payable quarterly at a rate equal to 6.625% per year for the Series UU Preferred Shares and 6.000% for the Series VV Preferred Shares. As of September 30, 2021, there were no dividends in arrears. The Preferred Shares rank senior to TDS’ Common Shares and junior to all of TDS’ existing and future indebtedness outstanding under TDS’ credit facilities and unsecured senior notes. The Series VV Preferred Shares rank on parity with the Series UU Preferred Shares. Upon voluntary or involuntary liquidation, holders of Preferred Shares are entitled to a liquidating distribution of $25,000 per Preferred Share after satisfaction of liabilities and obligations to creditors. The Preferred Shares have voting rights only if certain limited conditions are met.
TDS may, at its option, redeem the Series UU Preferred Shares (a) in whole or in part, on or after March 31, 2026 at a redemption price of $25,000 per Preferred Share, or (b) in whole but not in part, any time prior to March 31, 2026, within 120 days after a credit rating downgrade as specified in the offering prospectus, at a redemption price of $25,500 per Preferred Share, or (c) in whole or in part, within 120 days of the occurrence of a change in control as specified in the offering prospectus, at a redemption price of $25,000 per Preferred Share, plus, in each case, all accumulated and unpaid dividends (whether or not declared) up to the redemption date.
TDS may, at its option, redeem the Series VV Preferred Shares (a) in whole or in part, on or after September 30, 2026 at a redemption price of $25,000 per Preferred Share, or (b) in whole but not in part, any time prior to September 30, 2026, within 120 days after a credit rating downgrade as specified in the offering prospectus, at a redemption price of $25,500 per Preferred Share, or (c) in whole or in part, within 120 days of the occurrence of a change in control as specified in the offering prospectus, at a redemption price of $25,000 per Preferred Share, plus, in each case, all accumulated and unpaid dividends (whether or not declared) up to the redemption date.
The Preferred Shares are convertible, at the option of the holder, to shares of TDS Common Shares upon a change of control as specified in the offering prospectus. The conversion right is the lesser of (a) Common Shares equal to $25,000 per Preferred Share plus any accumulated and unpaid dividends, divided by the TDS Common Stock price, or (b) 2,773.200 Common Shares for each Series UU Preferred Share and 2,584.000 Common Shares for each Series VV Preferred Share, which represents one-half the conversion rate at the time of closing. In both cases, certain other adjustments and provisions may impact the conversion.

Note 14 Business Segment Information
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
Financial data for TDS’ reportable segments for the three and nine month periods ended, or as of September 30, 2021 and 2020, is as follows. See Note 1 — Basis of Presentation for additional information.

Three Months Ended or as of September 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$788	$251	$26	$1,065
Equipment and product sales	228	—	35	263
Total operating revenues	1,016	252	60	1,328
Cost of services (excluding Depreciation, amortization and accretion reported below)	205	102	20	327
Cost of equipment and products	252	—	30	282
Selling, general and administrative	346	72	11	429
Depreciation, amortization and accretion	160	49	4	213
(Gain) loss on asset disposals, net	8	1	(1)	8
Operating income (loss)	45	27	(3)	69
Equity in earnings of unconsolidated entities	48	—	—	48
Interest and dividend income	1	—	2	3
Interest expense	(45)	1	(10)	(54)
Income (loss) before income taxes	49	28	(11)	66
Income tax expense (benefit)	14	7	(2)	19
Net income (loss)	35	21	(9)	47
Add back:
Depreciation, amortization and accretion	160	49	4	213
(Gain) loss on asset disposals, net	8	1	(1)	8
Interest expense	45	(1)	10	54
Income tax expense (benefit)	14	7	(2)	19
Adjusted EBITDA[1]	$262	$77	$2	$341

Investments in unconsolidated entities	$466	$4	$39	$509
Total assets	$10,144	$2,493	$809	$13,446
Capital expenditures	$185	$91	$3	$279

Three Months Ended or as of September 30, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$775	$247	$24	$1,046
Equipment and product sales	252	—	26	278
Total operating revenues	1,027	247	50	1,324
Cost of services (excluding Depreciation, amortization and accretion reported below)	203	100	18	321
Cost of equipment and products	257	—	21	278
Selling, general and administrative	335	69	11	415
Depreciation, amortization and accretion	161	49	7	217
(Gain) loss on asset disposals, net	6	—	—	6
Operating income (loss)	65	28	(6)	87
Equity in earnings of unconsolidated entities	48	—	—	48
Interest and dividend income	2	1	1	4
Gain (loss) on investments	3	—	—	3
Interest expense	(29)	1	(15)	(43)
Income (loss) before income taxes	89	29	(19)	99
Income tax expense (benefit)	4	4	(2)	6
Net income (loss)	85	25	(17)	93
Add back:
Depreciation, amortization and accretion	161	49	7	217
(Gain) loss on asset disposals, net	6	—	—	6
Gain (loss) on investments	(3)	—	—	(3)
Interest expense	29	(1)	15	43
Income tax expense (benefit)	4	4	(2)	6
Adjusted EBITDA[1]	$282	$78	$2	$362

Investments in unconsolidated entities	$467	$4	$37	$508
Total assets	$9,180	$2,250	$465	$11,895
Capital expenditures	$216	$92	$2	$310

Nine Months Ended or as of September 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,333	$751	$72	$3,156
Equipment and product sales	720	1	80	801
Total operating revenues	3,053	752	152	3,957
Cost of services (excluding Depreciation, amortization and accretion reported below)	594	301	55	950
Cost of equipment and products	786	—	66	852
Selling, general and administrative	984	216	32	1,232
Depreciation, amortization and accretion	510	147	13	670
(Gain) loss on asset disposals, net	15	2	—	17
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	165	87	(15)	237
Equity in earnings of unconsolidated entities	137	—	1	138
Interest and dividend income	5	1	3	9
Interest expense	(144)	3	(52)	(193)
Other, net	—	(1)	—	(1)
Income (loss) before income taxes	163	90	(63)	190
Income tax expense (benefit)	31	22	(15)	38
Net income (loss)	132	68	(48)	152
Add back:
Depreciation, amortization and accretion	510	147	13	670
(Gain) loss on asset disposals, net	15	2	—	17
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	144	(3)	52	193
Income tax expense (benefit)	31	22	(15)	38
Adjusted EBITDA[1]	$831	$235	$3	$1,069

Capital expenditures	$458	$260	$8	$726

Nine Months Ended or as of September 30, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,290	$727	$71	$3,088
Equipment and product sales	674	1	86	761
Total operating revenues	2,964	728	157	3,849
Cost of services (excluding Depreciation, amortization and accretion reported below)	580	287	52	919
Cost of equipment and products	692	1	72	765
Selling, general and administrative	994	200	33	1,227
Depreciation, amortization and accretion	516	152	17	685
(Gain) loss on asset disposals, net	14	1	—	15
Operating income (loss)	168	87	(17)	238
Equity in earnings of unconsolidated entities	137	—	1	138
Interest and dividend income	6	4	2	12
Gain (loss) on investments	3	—	—	3
Interest expense	(76)	3	(46)	(119)
Other, net	—	(1)	—	(1)
Income (loss) before income taxes	238	94	(61)	271
Income tax expense (benefit)	11	13	(7)	17
Net income (loss)	227	81	(54)	254
Add back:
Depreciation, amortization and accretion	516	152	17	685
(Gain) loss on asset disposals, net	14	1	—	15
Gain (loss) on investments	(3)	—	—	(3)
Interest expense	76	(3)	46	119
Income tax expense (benefit)	11	13	(7)	17
Adjusted EBITDA[1]	$841	$243	$3	$1,087

Capital expenditures	$621	$221	$7	$849
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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
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

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2021.
The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2021	—	$—	—	$182,026,239
August 1 - 31, 2021	29,589	$19.85	29,589	$181,438,828
September 1 - 30, 2021	47,900	$19.58	47,900	$180,500,777
Total for or as of the end of the quarter ended September 30, 2021	77,489	$19.69	77,489	$180,500,777

Exhibits

Exhibit Number	Description of Documents

Exhibit 4.1
Certificate of Designations of Telephone and Data Systems, Inc., including Form of Stock Certificate evidencing the 6.000% Series VV Cumulative Redeemable Perpetual Preferred Stock, filed on August 13, 2021 with the Secretary of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the Series VV Preferred Stock is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated August 13, 2021.

Exhibit 4.2
Deposit Agreement, including Form of Depositary Receipt, dated as of August 16, 2021, among Telephone and Data Systems, Inc., and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts issued thereunder is hereby incorporated by reference to Exhibit 4.2 to TDS' Current Report on Form 8-K dated August 13, 2021.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	33	-	38
		Notes to Consolidated Financial Statements	42	-	55

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4.	Controls and Procedures	59

Part II.	Other Information

	Item 1.	Legal Proceedings	59

	Item1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

	Item 6.	Exhibits	61

Signatures			63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	November 4, 2021	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	November 4, 2021	/s/ Peter L. Sereda
Peter L. Sereda Executive Vice President and Chief Financial Officer (principal financial officer)

Date:	November 4, 2021	/s/ Anita J. Kroll
Anita J. Kroll Vice President - Controller and Chief Accounting Officer (principal accounting officer)