Form 10-K
period 2021-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2022-02-17
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (312) 630-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $.01 par value	TDS	New York Stock Exchange
Depository Shares each representing a 1/1000th interest in a share of 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock $.01 par value	TDSPrU	New York Stock Exchange
Depository Shares each representing a 1/1000th interest in a share of 6.000% Series VV Cumulative Redeemable Perpetual Preferred Stock $.01 par value	TDSPrV	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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
As of June 30, 2021, the aggregate market values of the registrant’s Common Shares and Series A Common Shares held by non-affiliates were approximately $2 billion and less than $1 million, respectively. For purposes hereof, it was assumed that each director, executive officer and holder of 10% or more of any class of voting equity security of Telephone and Data Systems, Inc. (TDS) is an affiliate. The June 30, 2021 closing price of the Common Shares was $22.66 as reported by the New York Stock Exchange. Because trading in the Series A Common Shares is infrequent, the registrant has assumed for purposes hereof that each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares are convertible on a share-for-share basis into Common Shares.
The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2022, is 107,255,500 Common Shares, $.01 par value, and 7,331,100 Series A Common Shares, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 30, 2022, for the 2022 Annual Meeting of Shareholders scheduled to be held May 19, 2022, are herein incorporated by reference into Parts II and III of this report.

Telephone and Data Systems, Inc.
Annual Report on Form 10-K
For the Period Ended December 31, 2021

PART I
Item 1. Business
Telephone and Data Systems, Inc. (TDS) provides high-quality communications services to customers with 5.0 million wireless connections and 1.2 million wireline and cable connections at December 31, 2021. TDS conducts all of its wireless operations through its majority-owned subsidiary, United States Cellular Corporation (UScellular). As of December 31, 2021, TDS owned 82% of the combined total of the outstanding Common Shares and Series A Common Shares of UScellular and controlled 96% of the combined voting power of both classes of UScellular common stock. TDS provides broadband, video and voice services through its wholly-owned subsidiaries TDS Telecommunications LLC and TDS Broadband LLC (collectively, TDS Telecom). TDS Common Shares trade under the ticker symbol “TDS” on the New York Stock Exchange (NYSE). UScellular Common Shares trade on the NYSE under the ticker symbol “USM.”
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
TDS has two business segments: UScellular and TDS Telecom. TDS operations also include the operations of its wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS' and Suttle-Straus’ financial results were not significant to TDS’ operations. TDS operates entirely in the United States. See Note 19 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.
The map below highlights TDS’ consolidated areas of operations:

UScellular operations
TDS Telecom operations
HMS operations
TDS headquarters, Chicago, IL

UScellular OPERATIONS
General
UScellular provides wireless telecommunications services to customers with 5.0 million connections in portions of 21 states collectively representing a total population of 32 million. UScellular operates in one reportable segment, and all of its wireless operating markets are in the United States.
Operating Strategy and Community Focus
UScellular’s strategy is to attract and retain customers through a value proposition comprising a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus.
UScellular operates a regional wireless network. UScellular’s interests in wireless spectrum licenses include both direct interests whereby UScellular is the licensee and investment interests in entities which are licensees; together, these direct and investment interests involve operating and non-operating wireless spectrum licenses covering portions of 30 states and a total population of approximately 51 million at December 31, 2021.
As part of its business development strategy, UScellular may periodically be engaged in negotiations relating to strategic partnerships and/or the acquisition, exchange or disposition of companies, strategic properties, investment interests or wireless spectrum, including through Federal Communications Commission (FCC) auctions. The FCC conducts auctions through which additional spectrum is made available for the provision of wireless services. Historically, UScellular has participated in certain FCC auctions both directly and indirectly through its limited partnership interests.
UScellular has a longstanding commitment to supporting its local communities through donations and volunteerism. UScellular focuses its Corporate Social Responsibility program on addressing gaps in STEM (Science, Technology, Engineering and Math) education and connecting tomorrow’s innovators with the resources they need today to help shape their future opportunities. UScellular serves its local communities through exclusive partnerships with acclaimed national nonprofit partners. In 2021, UScellular continued exploring ways to leverage its assets, brand, partnerships, and resources to begin to close the digital divide with a focus on helping to ensure youth in its markets have reliable and fast internet access in school and at home. UScellular continues to contribute to the TDS Environmental, Social and Governance (ESG) program. UScellular believes in serving as a good steward of the environment and enacting governance practices that align with its corporate values and commitment to its customers, associates and its communities.
Customers, Services, Products and Seasonality
Customers. UScellular focuses on consumer, business and government customers located in its operating markets. These customers are served primarily through UScellular’s retail and direct sales channels.
Services. UScellular provides a wide variety of wireless services accessible on a broad range of devices. Customers can obtain wireless services on a postpaid or prepaid basis. A single account may include monthly wireless services for a variety of handsets and connected devices. A postpaid connection represents an individual line of service for a device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. UScellular’s prepaid service enables individuals to obtain services without credit verification by paying for all services in advance. Approximately 90% of retail connections were postpaid connections as of December 31, 2021.
UScellular offers various service plans with nationwide coverage tailored to the needs of customers. Depending on those needs at a particular time, service plans may include features related to, among other things: unlimited or metered voice and data; high definition video features; the ability to use a device as a Wi-Fi hotspot; international voice, text, and data; and varying data rates depending on the plan and usage on that plan. Service offerings vary from time to time based on customer needs, technology changes and market conditions - and may be provided as standard plans or as part of limited time promotional offers.
UScellular offers advanced wireless solutions to consumers and business and government customers, including a fast-growing and expansive suite of connected Internet of things (IoT) solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms, office solutions), communication (e.g., enterprise messaging, back-up router for business continuity services), fleet and asset management, smart water solutions, private cellular networks and custom, bespoke end-to-end IoT solutions et al. Additionally, for first responders, UScellular offers both Wireless Priority Services (WPS) and Quality Priority and Preemption (QPP) options. UScellular intends to continue to further enhance these offerings for customers in 2022 and beyond.
Products. UScellular offers a comprehensive range of devices such as smartphones and other handsets, tablets, wearables, mobile hotspots, routers, and IoT devices. In addition, UScellular also offers a wide range of accessories, including wireless essentials such as cases, screen protectors, chargers, memory cards and consumer electronics such as audio, home automation and networking products. UScellular allows customers to purchase certain devices and accessories on installment plans, allowing for customers to pay over a specified period of time.
UScellular also offers services that enable customers to replace or repair their devices, including the Device Protection+ program, which provides as soon as next-day delivery of a replacement device for damaged, lost and stolen devices, and AppleCare services for Apple iOS customers. UScellular's Device Protection+ Advanced program also includes local or on-demand repair for eligible devices. In addition, UScellular offers a Trade-In program through which UScellular buys customers' used equipment.

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
Sales and Distribution Channels
UScellular supports a multi-faceted distribution program, including retail sales, direct sales, telesales, ecommerce, indirect sales, independent agents and third-party national retailers.
Company retail store locations are designed to market wireless services and products to the consumer and small business segments in a setting familiar to these types of customers. Direct sales representatives and the indirect channel sell traditional wireless services as well as IoT and other specialized products and solutions to medium and large-sized businesses and governmental entities. Additionally, the telesales and ecommerce channels enable customers to purchase services and devices via phone and online, respectively.
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
Competition
The wireless telecommunication industry is highly competitive. UScellular competes directly with several wireless service providers in each of its markets. In general, there are between two and four competitors in each wireless market in which UScellular provides service, excluding resellers and mobile virtual network operators (MVNOs). In its footprint, UScellular competes to varying degrees against each of the national wireless companies: Verizon, AT&T, T-Mobile USA, and an emerging Dish as the fourth national carrier, in addition to smaller regional carriers, cable and other MVNOs in specific areas of its footprint. In addition, UScellular competes with other companies that use alternative communication technology and services to provide similar services and products.
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
5G technology helps address customers’ growing demand for data services and creates opportunities for new services, including high-speed fixed wireless home internet services, requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high-band and mid-band spectrum, which it will deploy in the future to further enable the delivery of 5G services. UScellular has launched commercial 5G services in portions of substantially all of its markets and will continue to launch in additional areas in the coming years.
Roaming. Inter-carrier roaming agreements are negotiated between wireless operators to enable customers to use wireless services outside of their home service area. UScellular has entered into 4G LTE and VoLTE roaming agreements with national wireless companies and, as a result, customers have access to these services on a nationwide basis. In addition, UScellular offers a variety of international roaming options and launched 5G roaming in 2021.

TDS TELECOM OPERATIONS
General
TDS Telecom provides communications services to 1.2 million connections in 32 states. TDS Telecom operates in one reportable segment, and its operating markets are located in a mix of more than 1,100 rural and suburban communities throughout the United States. TDS Telecom operates as an Incumbent Local Exchange Carrier (ILEC), Competitive Local Exchange Carrier (CLEC), and as a cable company. TDS Telecom is also investing in a fiber-to-the-home program in new markets to expand its network and drive growth.
Operating Strategy and Community Focus
TDS Telecom’s strategy is to be the preferred broadband provider in the markets it serves. TDS Telecom invests in high-quality networks, services and products, with the constant focus on delivering a best-in-class customer experience. Through its investments, TDS Telecom intends to grow its broadband services in its incumbent markets and by expanding its footprint into new markets. TDS Telecom will augment that broadband growth by bundling with video and voice services to build customer loyalty.
A key strategic initiative for TDS Telecom is investing in fiber in incumbent and expansion markets to provide broadband speeds of up to 2 Gigabits per second (Gbps). Increased fiber deployment provides the opportunity to deliver more robust residential and commercial products which drives future growth and returns. Fiber builds in strategically selected locations allow TDS Telecom to target attractive, growing markets to increase its total footprint. TDS Telecom continues to scale up its fiber market expansions in Wisconsin, the Pacific Northwest and North Carolina since first beginning with a trial market in Wisconsin in 2017. TDS Telecom may also seek to grow its operations through the acquisition of businesses that support and complement its existing markets or by creating entirely new clusters of markets in attractive locations.
TDS Telecom believes that being a good corporate citizen is fundamental to its long-term success. TDS Telecom is committed to growing with its communities and meeting the needs of customers through great products and services, sponsorships, fundraising, and volunteering. TDS Telecom serves its local communities by financially supporting local projects to serve those in need and by providing TDS Telecom associates with paid time off each year to volunteer. TDS Telecom believes serving its local communities through donations and volunteerism aligns with its corporate values and commitments to its customers, associates, and communities.
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
TDS Telecom utilizes centralized monitoring and management of its core network to reduce costs and improve service reliability. TDS Telecom continues to standardize equipment and processes to increase efficiency in maintaining its network. Network standardization has aided TDS Telecom in operating its 24-hours-a-day/7-days-per-week Network Management Centers, which continuously monitor the network to proactively identify, minimize, and correct network faults prior to any customer impact.
Customers, Services and Products
Residential. TDS Telecom residential customer operations provide high-speed broadband, video and voice services. These services are bundled at competitive prices to encourage cross-selling within the customer base and to attract new customers. Approximately 62% of residential customers have at least two services.
•Broadband: TDS Telecom offers reliable high-speed internet connections and all-home Wi-Fi. Fiber technology is being deployed to select markets to provide internet speeds of up to 2 Gbps. In certain non-fiber markets, TDS Telecom is deploying fiber-to-the-node and copper-based vectoring/pair bonding technology to increase data speeds reaching up to 100 Mbps. DOCSIS 3.1 technology is utilized across nearly all cable markets and offers speeds of up to 1 Gbps. Premium security and support services are available to enhance customers’ high-speed internet experience.
•Video: TDS Telecom provides advanced home TV entertainment that includes basic channels and premium programming available in high-definition television combined with a digital video recording (DVR) service. TDS Telecom offers an integrated cloud television platform called TDS TV+ which enhances the customer experience by combining linear and non-linear programming, adding interfaces to mobile devices, personalized content recommendations, and network-based DVR functionality. TDS TV+ offers video content and features not available on existing TDS platforms. In certain markets, TDS Telecom partners with a satellite TV provider to offer digital television.
•Voice: Call plans include local and long-distance telephone service, Voice over Internet Protocol (VoIP) and enhanced services like Find-Me/Follow-Me, collaboration, instant messaging and more. Many features are bundled with calling plans to give customers the best value. Voice offerings continue to be impacted by the industry-wide decline in access lines and TDS Telecom expects to continue to experience erosion in voice connections due to competition from alternative technologies.

Commercial. TDS Telecom commercial customer operations provide secure and reliable broadband, IP-based services, and hosted voice and video collaboration services to small- and medium-sized businesses. TDS Telecom's commercial service focus is to lead with broadband bundled with a voice product and video solution.
Wholesale. TDS Telecom’s wholesale market focus is on access revenues, which is the compensation received from the interexchange carriers for carrying data and voice traffic on TDS Telecom’s networks. Federal Connect America Fund (CAF), including A-CAM, and state Universal Service Fund (USF) revenues, which support the cost of providing communication services in underserved high- cost areas, are also included in wholesale service revenues.
Marketing, Sales and Distribution Channels and Customer Service
Marketing. TDS Telecom’s marketing plan is focused on acquiring, retaining and growing customer relationships by maintaining a high-quality network, providing outstanding customer service, and offering a comprehensive portfolio of services and products built around customer needs at fair prices with a local focus. TDS Telecom uses door-to-door selling, digital marketing, targeted mailings and mass advertising to market services and products. TDS Telecom differentiates itself from competitors using a hyper-localized sales and marketing effort to maximize broadband penetration. This approach utilizes area specific marketing plans and community events combined with a bundling strategy.
Sales and Distribution Channels. TDS Telecom operates and uses sales contact centers, direct sales forces, retail stores, sales agents and an online platform to sell services and products.
Customer Service. TDS Telecom manages customer retention by focusing on outstanding customer service through extensive training of front-line sales and support associates.
Competition
TDS Telecom faces broadband, video, and voice competition from other wireline and cable providers, fiber overbuilders, VoIP providers, satellite providers, wireless providers and providers using other emerging technologies. TDS Telecom also competes with other fiber overbuilders to be the first provider to identify and develop potential expansion markets.
TDS Telecom continues to develop and maintain an efficient cost structure to ensure that it can compete with price-based initiatives from competitors. In addition to price, TDS Telecom competes based on a variety of factors including the reliability of its network, the diversity and range of its product offerings and its exceptional customer service. Finally, TDS Telecom is selecting markets in order to grow in areas where it has determined customers are underserved in terms of these criteria.

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
TDS Telecom
The FCC generally exercises jurisdiction over all facilities of, and services offered by, TDS Telecom’s ILECs as telecommunications common carriers, to the extent they provide, originate or terminate interstate or international telecommunications. State public utility commissions generally exercise jurisdiction over intrastate telecommunications facilities and services. In addition, the ILECs are subject to various other state and local laws, including laws relating to privacy, data security and consumer protection.
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
TDS Telecom’s CLEC and expansion fiber operations are subject to similar but reduced regulation compared to ILECs.
Cable operations are subject to regulation by the FCC, covering matters such as technical operations, administrative requirements, consumer protection, access by people with disabilities, customer privacy and content.
Providing video services requires TDS Telecom to obtain franchises from state or local governmental authorities to occupy public rights of way with network facilities. These franchises are nonexclusive and typically limited in time, contain various conditions and limitations, and provide for the payment of fees to the local authority, determined generally as a standard percentage of revenues.
General
Reference is made to Item 7 of this Form 10-K under “Regulatory Matters” for information regarding any significant recent developments and proposals relating to the foregoing regulatory matters.

HUMAN CAPITAL RESOURCES
TDS had approximately 8,800 full-time and part-time associates as of December 31, 2021. The culture at TDS is based upon the fundamental belief that TDS’ long-term success is inextricably tied to associate engagement and high ethical standards. TDS’ Code of Conduct sets forth expectations for ethical behavior across the enterprise and provides the guiding principles by which all associates must abide in all business activities. TDS provides a competitive wage and benefits package, a safe workplace, and an environment where associates feel engaged and included. TDS regularly surveys its associates - those surveys have consistently shown that associates have strong engagement and high overall job satisfaction.
TDS strives to build a diverse and inclusive workforce, which leads to broader diversity of thoughts, ideas and the innovation needed to move the business forward. TDS wants its associates to feel supported without regard to race, color, religion, national origin, age, genetic information, sex, gender identity or expression, sexual orientation, marital status, disability, protected veteran status, or any other characteristics protected by applicable federal, state or local law. TDS is committed to demonstrating equity and fairness through the inclusion of diverse associates, customers, and suppliers. Additionally, TDS supports numerous associate resource groups to promote diverse and inclusive experiences that align with TDS’ vision and values, increase associate engagement and empowerment, and support professional development.
Since its founding, TDS has been committed to associate development, which is critical to its success. TDS provides job specific, diversity and inclusion, safety, and fraud awareness training for all associates – and also offers programs to further develop its associates including educational assistance, developmental assignments, and mentoring programs.
Associate safety and well-being throughout the COVID-19 pandemic has remained a top priority, and enhanced safety protocols have been established using the Center for Disease Control and Prevention (CDC) guidelines. Frontline associates at TDS business units have been supported through allocation of Personal Protective Equipment (PPE), facilities changes to enhance safety and social distancing, and adherence to cleaning and safety protocols, while non-customer-facing associates have continued to be supported in a remote work environment.
TDS is committed to supporting and enhancing the communities it serves through local and philanthropic initiatives that enrich the lives of those living where it operates and where its associates live, work and play. TDS encourages associates to volunteer and support local organizations and community groups. Local communities are at the center of TDS’ businesses, and it takes great pride in giving back to the people and places that contribute to its sustainability and long-term success.
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
Operational Risk Factors
1)Intense competition involving products, services, pricing, promotions and network speed and technologies could adversely affect TDS’ revenues or increase its costs to compete.
Competition in the wireless industry is intense and is expected to intensify in the future due to multiple factors such as increasing market penetration, introduction of new products, new competitors, increasing promotional aggressiveness and changing prices. There is competition in service plan pricing; handsets and other devices; promotional discounts; network quality, coverage, speed and technologies, including 5G technology; distribution; new entrants; bundled services and products, such as content; and other categories. In particular, wireless competition includes aggressive service plan and device pricing, including pricing for unlimited plans, which could result in switching activity and churn and limit TDS’ ability to monetize future growth in data usage. In addition, competition based on network speed may increase as customer demand for higher speeds increases. TDS anticipates that these competitive factors may cause the prices for services and products to decline and the costs to compete to increase.
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
Competition in the wireline industry is intensified with the increasing deployment of broadband technologies and enhanced video services. Incumbent carriers are upgrading existing networks with higher speed broadband services and overbuilders are deploying broadband to compete with legacy incumbent carriers. Overbuilding activity is increasing with investments by venture capital and private equity. Sources of competition to TDS’ wireline and cable businesses include, but are not limited to, resellers of local exchange services, interexchange carriers, incumbent carriers, satellite broadband providers, wireless communications providers, other cable companies, access providers, fiber overbuilders, VoIP providers and providers using other emerging technologies. Customers may choose to substitute their wireline services using satellite, wireless and other technologies, which may be preferred to technologies offered by TDS. Customers may demand the bundling of wireline and wireless services. If TDS cannot keep pace with its competition in deploying higher speed technologies, offering competitive prices and providing attractive video content options, TDS' financial condition, results of operations or ability to do business could be adversely affected.

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

Access to wireless spectrum licenses won in FCC auctions may not be available on a timely basis. Such access is dependent upon the FCC actually granting wireless spectrum licenses won, which can be rescinded or delayed for various reasons, including but not limited to exceeding spectrum ownership and attribution limits, and safety concerns due to interference with other spectrum bands. Furthermore, newly licensed spectrum may not be available for immediate use since the radio operations of incumbent users, including in some cases government agencies, may need to be relocated to other portions of the radio spectrum, and/or the newly licensed spectrum may be subject to sharing and coordination obligations. TDS also may seek to acquire radio spectrum through purchases and exchanges with other spectrum licensees. However, TDS may not be able to acquire sufficient spectrum through these types of transactions, and TDS may not be able to complete any of these transactions on favorable terms.
4)An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.
TDS’ businesses are highly technical and competition for skilled talent in the telecommunications industry is intense. Due to competition, limited supply, and/or rising wage levels for qualified management, technical, sales and other personnel, there can be no assurance that TDS will be able to continue to attract and/or retain people of outstanding potential for the development of its business. In addition, transitioning to a new remote or hybrid working model and applicability of health protocols such as vaccination requirements could negatively affect talent acquisition and retention. The loss of existing key personnel due to competition, wage levels and/or retirements, the failure to recruit additional qualified personnel in a timely and cost-effective manner, the inability to foster and maintain a diverse and inclusive work environment, or failure to maintain its commitment to environmental and social responsibility could have an adverse effect on TDS’ business, financial condition or results of operations.
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
▪Inability to timely and successfully deploy 5G or other wireless technologies, execute on wireline fiber expansion plans, or to realize significant incremental revenues from their deployment;
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
▪Competitive pressure from promotional activity;
▪The pricing of services, including an increase in price-based competition;
▪Inflationary pressures on costs without corresponding price increases for TDS' services;
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
TDS' wireless business is deploying 5G technology in its network and has launched commercial 5G services in portions of substantially all of its markets. The continued deployment of 5G technology will require substantial investments in TDS' wireless networks to remain competitive in the industry. Transition to 5G or other new technologies involves significant time, cost and risk, and anticipated products and revenues may not be realized. Furthermore, the wireless business experiences rapid technology changes and new services and products. If TDS fails to effectively deploy new wireless technologies, services or products on a timely basis, this could have an adverse impact on TDS’ business, financial condition and results of operations.
TDS’ wireline and cable businesses are deploying fiber-to-the-home technology, advanced wireline, broadband, and TDS TV+ services through fiber-to-the-node, copper bonding, vectoring and DOCSIS 3.1 technology. A significant amount of the product development and integration risks are borne by TDS. Further, the simultaneous rollout of these advanced services and technologies increases the execution risk. If TDS fails to effectively deploy new technologies and products on a timely basis or if conditions occur that limit interpersonal sales efforts, this could have an adverse impact on TDS’ business, financial condition and results of operations.
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
▪Uncertain revenues and expenses associated with acquisitions or the entry into new expansion markets, with the result that TDS may not realize the growth in revenues, anticipated cost structure, profitability, or return on investment that it expects;
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
Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, labor availability, inflation or other pressures on costs, technical resources, system performance or system adequacy, could delay implementation and deployment of new technologies, delay expansion of operations and product capabilities in new or existing markets or result in increased costs. Failure to successfully deploy new technologies, including 5G, and/or build-out and enhance TDS’ network, support facilities and other systems and infrastructure in a cost-effective manner, and in a manner that satisfies consumers' expectations, could have an adverse effect on TDS’ business, business prospects, financial condition or results of operations.
TDS’ wireline and cable businesses are devoting an increasing amount of capital for fiber overbuilds and expansion into new markets. TDS is often reliant on third parties for items such as construction, franchises, utility easements, aerial attachments and other permits. Difficulties in gaining acceptance from new market communities could cause delays or additional costs. Any difficulties in supply chain constraints or labor shortages, as well as scaling up project management, engineering and construction resources could delay construction and expansion of operations in new or existing markets or result in increased costs. Failure to gain acceptance in new communities and successfully scale up resources could have an adverse effect on TDS’ business, business prospects, financial condition or results of operations.
11)Difficulties involving third parties with which TDS does business, including changes in TDS’ relationships with or financial or operational difficulties, including supply chain disruptions, of key suppliers or independent agents and third party national retailers who market TDS’ services, could adversely affect TDS’ business, financial condition or results of operations.
TDS has relationships with independent agents and third-party national retailers who market TDS’ services.

TDS depends upon certain vendors to provide it with equipment, services and content that meet its quality and cost requirements on a timely basis to continue its network construction and upgrades, and to operate its business. TDS depends upon certain vendors to provide it with wireless devices that meet its quality and cost requirements on a timely basis to support sales. TDS does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. Further, key suppliers may experience supply chain challenges beyond their control that result in difficulties providing the services and products typically requested by TDS on a timely basis. If these key suppliers (i) experience product availability shortages, (ii) require extended lead times to fulfill orders, (iii) experience financial difficulties or file for bankruptcy or experience other operational difficulties or (iv) deem TDS non-strategic and not develop or sell services and products to TDS, particularly where technical requirements differ from those of larger companies, they may not provide equipment, services or content to TDS on a timely basis, or at all, or they may otherwise fail to honor their obligations to TDS. Furthermore, consolidation among key suppliers may result in less competition, higher prices, the discontinuation of equipment and/or services typically purchased by TDS or the discontinuation of support for equipment owned by TDS.
Operation of TDS’ supply chain and management of its device inventory and network equipment require accurate forecasting of customer growth and demand. If overall demand for devices and equipment or the mix of demand for devices and equipment is significantly different than TDS’ expectations, TDS could face inadequate or excess supplies of particular models of devices and equipment. This could result in lost sales opportunities or an excess supply of device inventory. If network equipment is not available or requires extended lead times due to supply chain challenges, or if overall demand for wireless services or the mix of demand for wireless services is significantly different than TDS' expectations, TDS may not be able to adequately maintain a network that supports customer demand. Further, TDS' supply chain could be disrupted unexpectedly by raw material shortages, wars, natural disasters, disease or other factors. Supply chain disruptions may result in limited component availability, constraints on certain devices, extended lead times, delayed construction and additional uncertainty.
Also, TDS has other arrangements with third parties, including arrangements pursuant to which TDS outsources certain support functions to third-party vendors. Operational problems associated with such functions, including any failure by the vendor to provide the required level of service under the outsourcing arrangements, including possible cyber-attacks or other breaches of network or information technology security, data protection or privacy, could have adverse effects on TDS’ business, financial condition or results of operations.
12)A failure by TDS to maintain flexible and capable telecommunication networks or information technologies, or a material disruption thereof, could have an adverse effect on TDS’ business, financial condition or results of operations.
TDS relies extensively on its telecommunication networks and information technologies to operate and manage its businesses, process transactions and summarize and report results. These networks and technologies are subject to obsolescence and, consequently, must be upgraded, replaced and/or otherwise enhanced over time. Enhancements must be more flexible and dependable than ever before. All of this is capital intensive and challenging.
The increased provision of data services, including IPTV, has introduced significant demands on TDS’ network and also has increased complexities related to network management. As it relates to wireline networks, the transition to IP-based networks from well-established time-division multiplexing networks requires support tools and technician skills. Further, this transition requires the use of more leased facilities and partnerships which require enhanced network monitoring and controls. The IP-based networks also generally require more electronics on customers’ premises which introduces more technical risks and makes diagnostics and repairs more difficult.
Further, the increased provision of data services on TDS’ networks has created an increased level of risk related to quality of service and data speeds. This is due to the fact that many customers increasingly rely on data communications to execute and validate transactions. As a result, redundancy and geographical diversity of TDS’ network facilities are critical to providing uninterrupted service. Also, the speed of repair and maintenance procedures in the event of network interruptions is critical to maintaining customer satisfaction. TDS’ ability to maintain high-quality, uninterrupted service to its customers is critical, particularly given the increasingly competitive environment and customers’ ability to choose other service providers.
In addition, TDS’ networks and information technologies and the networks and information technologies of vendors on which TDS relies are subject to damage or interruption due to various events, including power outages, computer, network and telecommunications failures, computer viruses, security breaches, hackers and other cyber security risks, catastrophic events, natural disasters, severe weather, adverse climate changes, errors or unauthorized actions by employees and vendors, flawed conversion of systems, disruptive technologies and technology changes.
Financial Risk Factors
13)Uncertainty in TDS’ future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in TDS’ performance or market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, and/or reduce or cease share repurchases and/or the payment of dividends.

TDS and its subsidiaries operate capital-intensive businesses. Historically, TDS has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, TDS’ existing cash and investment balances, funds available under its revolving credit and receivables securitization agreements, funds from other financing sources, including term loans and other long-term debt, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions. There is no assurance that this will be the case in the future. It may be necessary from time to time to increase the amount of permissible borrowings under the existing revolving credit and receivables securitization agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain short or long-term financing on acceptable terms, interest rates increase, TDS makes significant spectrum license purchases, TDS makes significant capital investments, TDS makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) discontinues or significantly reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.
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
TDS has a significant amount of indebtedness and may need to incur additional indebtedness. TDS’ level of indebtedness could have important consequences. For example, it (i) may limit TDS’ ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to its debt securities by rating organizations are revised downward; (ii) will require TDS to dedicate a substantial portion of its cash flow from operations to the payment of interest and principal on its debt, thereby reducing the funds available to TDS for other purposes including expansion through acquisitions, capital expenditures, acquisition of wireless spectrum licenses, payment of dividends, marketing spending and expansion of its business; and (iii) may limit TDS’ flexibility to adjust to changing business and market conditions and make TDS more vulnerable to a downturn in general economic conditions as compared to TDS’ competitors. TDS’ ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control.
The TDS and UScellular revolving credit agreements, the TDS and UScellular term loan agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of TDS and UScellular, there is a risk that TDS and/or UScellular could fail to satisfy the required financial covenants. If TDS or UScellular breach a financial or other covenant of any of these agreements, it would result in a default under that agreement, and could involve a cross-default under other debt instruments. This could in turn cause the affected lenders to accelerate the repayment of principal and accrued interest on any outstanding debt under such agreements and, if they choose, terminate the agreement. If appropriate, TDS and UScellular may request an amendment to one or more credit agreements to adjust financial covenants in order to provide additional financial flexibility to TDS and UScellular, and may also seek other changes to such agreements. There is no assurance that the lenders will agree to any amendments. If the lenders agree to amendments, this may result in additional payments or higher interest rates payable to the lenders and/or additional restrictions. Restrictions in such debt instruments may limit TDS’ operating and financial flexibility.
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
TDS’ operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies. Changes in the administration of the various regulatory agencies and legislative bodies could result in different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, trade policies, tariffs on import goods and climate change. New or amended regulatory requirements could increase TDS’ costs and divert resources from other initiatives. Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact TDS’ operations by, among other things, restricting energy consumption or access to grid electricity, permitting greater competition or limiting TDS’ ability to engage in certain sales or marketing activities, or retention and recruitment of skilled resources. New regulatory mandates or enforcement may require unexpected or increased capital expenditures, lost revenues, higher operating expenses or other changes. Court decisions and rulemakings could have a substantial impact on TDS’ operations, including rulemakings on broadband access to the internet, intercarrier access compensation, state and federal support funding, and treatment of VoIP traffic or unbundled network elements. Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’ ability to respond to new regulations. Further, wireless spectrum licenses are subject to renewal by the FCC and could be revoked in the event of a violation of applicable laws or regulatory requirements. Also, although FCC rules relating to net neutrality have been repealed, the FCC, and federal and state legislators may seek to reinstate net neutrality in some form and some state legislators and regulators are seeking to or have already enacted state net neutrality laws and regulations. Interpretation and application of these rules, including conflicts between federal and state laws, may result in additional costs for compliance and may limit opportunities to derive profits from certain business practices or resources.
TDS attempts to timely and fully comply with all regulatory requirements. However, TDS is unable to predict the future actions of the various legislative and regulatory bodies that govern TDS, and such actions could have adverse effects on TDS’ business.
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
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high cost support for service to high cost areas in 2021. TDS Telecom also received support under the Connect America Fund support program. The A-CAM program has build-out requirements that if not met, would result in penalties and loss of support. In 2021, TDS Telecom received $112 million under all federal regulatory support programs. There is no assurance that regulatory support payments will continue, and no assurance that UScellular or TDS Telecom will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on TDS’ business, financial condition or operating results.
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
20)The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices or frequencies used by other industries, could have an adverse effect on TDS’ wireless business, financial condition or results of operations.
Media reports and certain professional studies have suggested that certain radio frequency emissions from wireless devices may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers. There may also be safety concerns related to frequencies used by wireless devices interfering with frequencies used by other industries, including but not limited to, the recent concerns of the Federal Aviation Administration regarding potential interference of 5G deployment with altimeters used by aircraft, which could impact deployment of certain wireless spectrum. TDS is a party to and may in the future be a party to lawsuits against wireless carriers and other parties claiming damages for alleged health effects, including cancer or tumors, arising from wireless phones or radio frequency transmitters. Concerns over radio frequency emissions may discourage use of wireless devices or expose TDS to potential litigation. In addition, the FCC or other regulatory authorities may adopt regulations in response to concerns about radio frequency emissions. Any resulting decrease in demand for wireless services, costs of litigation and damage awards or regulation could have an adverse effect on TDS’ business, financial condition or results of operations.
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
The TDS Restated Certificate of Incorporation authorizes the issuance of different series of common stock, which have different voting rights. The TDS Series A Common Shares have the power to elect approximately 75% (less one) of the directors and have ten votes per share in matters other than the election of directors. The TDS Common Shares (with one vote per share) vote as a separate group only with respect to the election of 25% (plus one) of the directors. In addition, the total percentages of voting power in matters other than the election of directors of the Series A Common Shares and Common Shares are fixed, at 56.7% and 43.3%, respectively, subject to adjustment due to changes in the number of outstanding Series A Common Shares.

A substantial majority of the outstanding TDS Series A Common Shares are held in the TDS Voting Trust which expires on June 30, 2035. The TDS Voting Trust was created to facilitate the long-standing relationships among the certificate holders. By virtue of the number of shares held by them, the voting trustees have the power to elect eight directors based on the current TDS Board of Directors’ size of twelve directors, and control a majority of the voting power of TDS with respect to matters other than the election of directors.
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
TDS experiences cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events, including denial of service attacks which may cause TDS' services to be disrupted or unavailable to customers. The increasing number of associates working remotely increases risks associated with data handling and vulnerability management. TDS maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches. Although to date TDS has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks. If TDS’ or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if TDS’ or its vendors’ security is breached or otherwise compromised, TDS could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems. If TDS’ or its vendors’ systems become unavailable or suffer a security breach of customer or other data, TDS may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. TDS continues to experience denial of service attacks. Although TDS has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future.
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
Disruptions in the credit and financial markets, declines in consumer confidence, increases in unemployment, declines in economic growth, increased tariffs on import goods, sudden increases in inflation and uncertainty about corporate earnings could have a significant negative impact on the U.S. and global financial and credit markets and the overall economy. Such events could have an adverse impact on financial institutions resulting in limited access to capital and credit for many companies. Furthermore, economic uncertainties make it very difficult to accurately forecast and plan future business activities. Changes in economic conditions, changes in financial markets, changes in U.S. trade policies, deterioration in the capital markets or other factors could have an adverse effect on TDS’ business, financial condition, revenues, results of operations and cash flows.

25)The impact of public health emergencies, such as the COVID-19 pandemic, on TDS' business is uncertain, but depending on duration and severity could have a material adverse effect on TDS' business, financial condition or results of operations.
Public health emergencies, such as COVID-19, pose the risk that TDS or its associates, agents, partners and suppliers may be unable to conduct business activities for an extended period of time and/or provide the level of service expected. TDS' ability to attract customers, maintain an adequate supply chain and execute on its business strategies and initiatives could be negatively impacted by public health emergencies. Additionally, public health emergencies could cause increased unemployment and an economic downturn, both of which could negatively impact TDS. The extent of the impact of public health emergencies on TDS' business, financial condition and results of operations will depend on the severity and duration of the emergency, actions taken by governmental authorities and other possible direct and indirect consequences, all of which are uncertain and cannot be predicted.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
TDS has properties located throughout the United States. As of December 31, 2021, TDS’ gross investment in property, plant and equipment was as follows:

UScellular’s local business offices, cell sites, cell site equipment, connectivity centers, data centers, call centers and retail stores are located primarily in UScellular’s operating markets. These properties are either owned or leased by UScellular, one of its subsidiaries, or the partnership, limited liability company or corporation which holds the license issued by the FCC.
TDS Telecom owns or leases its physical assets consisting of cable and telephone distribution networks, headends, network electronic equipment, customer premises equipment, land and buildings.
Parent and Other fixed assets consist of assets, which are either owned or leased, at TDS Corporate, HMS, and Suttle-Straus.

As of December 31, 2021, the gross investment in property, plant and equipment was $9,056 million at UScellular, $4,870 million at TDS Telecom and $339 million at Parent & Other. See Note 9 — Property, Plant and Equipment in the Notes to Consolidated Financial Statements for additional information.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
TDS' Common Shares are listed on the New York Stock Exchange under the symbol “TDS.” As of January 31, 2022, the last trading day of the month, TDS Common Shares were held by 1,607 record owners, and the Series A Common Shares were held by 64 record owners.
TDS paid quarterly dividends per outstanding share of $0.175 in 2021, $0.170 in 2020 and $0.165 in 2019. TDS increased the dividend per share to $0.180 in the first quarter of 2022. TDS has no current plans to change its policy of paying dividends. TDS has paid cash dividends on its common stock since 1974.
The Common Shares of United States Cellular Corporation, an 82%-owned subsidiary of TDS, are listed on the New York Stock Exchange under the symbol “USM.”
Stock Performance Graph
The following chart provides a comparison of TDS’ cumulative total return to shareholders (stock price appreciation plus dividends) during the previous five years to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones U.S. Telecommunications Index.
Note: Cumulative total return assumes reinvestment of dividends.

	2016	2017	2018	2019	2020	2021
Telephone and Data Systems Common Shares (NYSE: TDS)	$100	$98.62	$117.93	$94.36	$71.43	$80.06
S&P 500 Index	100	121.83	116.49	153.17	181.35	233.41
Dow Jones U.S. Telecommunications Index	100	99.72	93.02	118.95	111.91	102.21
The comparison above assumes $100.00 invested at the close of trading on the last trading day preceding the first day of 2016, in TDS Common Shares, S&P 500 Index and the Dow Jones U.S. Telecommunications Index.

Dividend Reinvestment Plan
TDS’ dividend reinvestment plans provide its common shareholders with a convenient and economical way to participate in the future growth of TDS. Holders of record of ten (10) or more Common Shares may purchase Common Shares with their reinvested dividends at a five percent discount from market price. Common Shares may also be purchased on a monthly basis through optional cash payments by participants in this plan. The initial ten (10) shares cannot be purchased directly from TDS. An authorization card and prospectus will be mailed automatically by the transfer agent to all registered record holders with ten (10) or more shares. Once enrolled in the plan, there are no brokerage commissions or service charges for purchases made under the plan.
Issuer Purchases of Equity Securities
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the fourth quarter of 2021.
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
The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the fourth quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2021	63,000	$19.41	63,000	$179,277,861
November 1 - 30, 2021	54,600	$19.32	54,600	$178,222,986
December 1 - 31, 2021	45,400	$18.97	45,400	$177,361,764
Total for or as of the end of the quarter ended December 31, 2021	163,000	$19.26	163,000	$177,361,764
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to MD&A

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following Management’s Discussion and Analysis (MD&A) should be read in conjunction with the audited consolidated financial statements and notes of Telephone and Data Systems, Inc. (TDS) for the year ended December 31, 2021, and with the description of TDS’ business included herein. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
TDS uses certain “non-GAAP financial measures” and each such measure is identified in the MD&A. A discussion of the reason TDS determines these metrics to be useful and reconciliations of these measures to their most directly comparable measures determined in accordance with accounting principles generally accepted in the United States of America (GAAP) are included in the Supplemental Information Relating to Non-GAAP Financial Measures section within the MD&A of this Form 10-K Report.

The following MD&A omits discussion of 2020 compared to 2019. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in TDS' Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021, for that discussion.

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
During the first quarter of 2021, TDS modified its reporting segment structure to combine its Wireline and Cable segments into a single reportable segment for TDS Telecom. TDS Telecom believes this presentation better articulates its progress and performance against its strategy, which includes a focus on overall broadband growth and future fiber deployment across its markets. This change also reflects TDS Telecom's progress in aligning its organizational, operational and support structures to leverage one cost base to better support its customers across all of its markets. Prior periods have been updated to conform to this revised presentation. See Note 19 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.
The coronavirus (COVID-19) pandemic did not have a material impact on TDS' financial results in 2021. The impact of COVID-19 on TDS' future financial results is uncertain, but is not projected to have a material impact. However, there are many factors, including the severity and duration of the pandemic, as well as other direct and indirect impacts, that could negatively impact TDS.

2021 Operating Revenues by Segment

Index to MD&A
TDS Mission and Strategy
TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its people, and its communities. In pursuing this mission, TDS seeks to grow its businesses, create opportunities for its associates, support the communities it serves, and build value over the long term for its shareholders. Across all of its businesses, TDS is focused on providing exceptional customer experiences through best-in-class services and products and superior customer service. Since its founding, TDS has been committed to bringing high-quality communications services to rural and underserved communities. TDS continues to make progress on developing and enhancing its ESG program, including the publication of the first TDS ESG Report in 2021.
TDS’ long-term strategy calls for the majority of its operating capital to be reinvested in its businesses to strengthen their competitive positions and financial performance, while also returning value to TDS shareholders primarily through the payment of a regular quarterly cash dividend.
In 2021, TDS continued to focus on investing in the networks that are the backbone of its commitment to provide outstanding communications services to its customers. TDS believes these investments strengthen its competitive position and improve operating performance. TDS expects to continue to execute on its strategies to build strong, competitive businesses providing high-quality, data-focused services and products.
During 2021, TDS paid regular quarterly cash dividends to common and preferred shareholders of $80 million and $39 million, respectively. TDS increased the dividend per Common Share paid to its investors by 3% in 2021 which marks the 47th consecutive year of dividend increases and in February 2022, TDS increased its quarterly dividend per Common Share from $0.175 to $0.180. During 2021, TDS repurchased 402,989 Common Shares for $8 million at an average cost per share of $19.04. As of December 31, 2021, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $177 million. There is no assurance that TDS will continue to increase the dividend rate or pay dividends and no assurance that TDS will make any significant amount of share repurchases in the future.

Annual Dividends Per TDS Common Share
$0.75
$0.50
$0.25
$0.00
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021

Index to MD&A
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
▪Auctions 105, 107 and 110 – Auction 105 was an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021. Auction 110 was an FCC auction of 3.45-3.55 GHz wireless spectrum licenses that started in October 2021 and concluded in January 2022.
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
▪Eligible Telecommunications Carrier (ETC) – designation by states for providing specified services in “high cost” areas which enables participation in universal service support mechanisms.
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
▪Voice Connections – refers to the individual circuits connecting a customer to TDS’ central office facilities that provide voice services or the billable number of lines into a building for voice services.
▪VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.

Index to MD&A
Results of Operations — TDS Consolidated

Year Ended December 31,	2021	2020	2021 vs. 2020
(Dollars in millions)
Operating revenues
UScellular	$4,122	$4,037	2%
TDS Telecom	1,006	976	3%
All other[1]	201	212	(5)%
Total operating revenues	5,329	5,225	2%
Operating expenses
UScellular	3,952	3,864	2%
TDS Telecom	896	866	4%
All other[1]	220	236	(6)%
Total operating expenses	5,068	4,966	2%
Operating income (loss)
UScellular	170	173	(2)%
TDS Telecom	110	110	(1)%
All other[1]	(19)	(24)	21%
Total operating income	261	259	1%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	182	181	–
Interest and dividend income	11	15	(23)%
Gain (loss) on investments	—	2	N/M
Interest expense	(232)	(168)	(38)%
Other, net	(1)	(1)	15%
Total investment and other income	(40)	29	N/M

Income before income taxes	221	288	(23)%
Income tax expense	33	19	82%

Net income	188	269	(30)%
Less: Net income attributable to noncontrolling interests, net of tax	32	43	(27)%
Net income attributable to TDS shareholders	156	226	(31)%
TDS Preferred Share dividends	39	—	N/M
Net income attributable to TDS common shareholders	$117	$226	(48)%

Adjusted OIBDA (Non-GAAP)[2]	$1,180	$1,190	(1)%
Adjusted EBITDA (Non-GAAP)[2]	$1,372	$1,385	(1)%
Capital expenditures[3]	$1,201	$1,317	(9)%
N/M - Percentage change not meaningful
1    Consists of corporate and other operations and intercompany eliminations.
2    Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3    Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.
Refer to individual segment discussions in this MD&A for additional details on operating revenues and expenses at the segment level.

Index to MD&A
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $82 million for both 2021 and 2020. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased in 2021, primarily as a result of (i) the issuance of $500 million of 6.25% UScellular Senior Notes in August 2020 and $500 million of 5.50% UScellular Senior Notes in both December 2020 and May 2021 and (ii) the write off of $57 million of unamortized debt issuance costs related to Senior Notes that were redeemed in 2021. These increases were partially offset by a reduction in interest expense due to the redemptions of Senior Notes with higher interest rates. See Note 12 — Debt in the Notes to Consolidated Financial Statements for additional information.
Income tax expense
The effective tax rate on Income before income taxes was 15.1% for 2021, compared to 6.4% in 2020. The higher effective tax rate in 2021 as compared to 2020 is due primarily to the income tax benefits of the CARES Act included in the 2020 tax rate, which do not recur as benefits in the 2021 tax rate. The 2021 tax rate includes a state tax benefit due primarily to the reductions of tax accruals from expirations of state statute of limitations for prior tax years.
In early 2022, TDS received an income tax refund of $125 million related to the 2020 net operating loss carryback enabled by the CARES Act.
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.
Net income attributable to noncontrolling interests, net of tax

Year Ended December 31,	2021	2020
(Dollars in millions)
UScellular noncontrolling public shareholders’	$28	$40
Noncontrolling shareholders’ or partners’	4	3
Net income attributable to noncontrolling interests, net of tax	$32	$43
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Index to MD&A

Earnings
(Dollars in millions)

Net income decreased in 2021 due primarily to higher operating, interest, and income tax expenses, partially offset by higher operating revenues. Adjusted EBITDA decreased in 2021 due primarily to higher operating expenses, partially offset by higher operating revenues.
*Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Index to MD&A

UScellular OPERATIONS
Business Overview
UScellular owns, operates, and invests in wireless markets throughout the United States. UScellular is an 82%-owned subsidiary of TDS. UScellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service and competitive devices, plans, and pricing - all provided with a community focus.

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 5.0 million connections including 4.4 million postpaid, 0.5 million prepaid and 0.1 million reseller and other connections
▪Operates in 21 states
▪Employs approximately 4,800 associates
▪4,301 owned towers
▪6,898 cell sites in service

Index to MD&A
UScellular Mission and Strategy
UScellular’s mission is to provide exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the markets UScellular serves.
UScellular’s strategy is to attract and retain customers through a value proposition comprising a high-quality network, outstanding customer service and competitive devices, plans and pricing - all provided with a community focus. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as device protection plans and from new services such as fixed wireless home internet. In addition, UScellular is focused on increasing revenues from prepaid plans and expanding its solutions available to business and government customers.
▪UScellular continues to devote efforts to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high-band and mid-band spectrum, deployed high-band spectrum on a limited basis, and will further deploy high-band and mid-band in the future to further enable the delivery of 5G services. UScellular has launched commercial 5G services in portions of substantially all of UScellular’s markets and will continue to launch in additional areas in the coming years.
▪UScellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, UScellular actively seeks attractive opportunities to acquire wireless spectrum, including pursuant to FCC auctions.

Index to MD&A
Operational Overview — UScellular

Retail Connections Composition
As of December 31, 2021
10%
90%
Postpaid
Prepaid

As of December 31,	2021	2020
Retail Connections – End of Period
Postpaid	4,380,000	4,412,000
Prepaid	513,000	499,000
Total	4,893,000	4,911,000

Year Ended December 31,	2021	2020	2021 vs. 2020
Postpaid Activity and Churn
Gross Additions
Handsets	434,000	397,000	9%
Connected Devices	159,000	203,000	(22)%
Total Gross Additions	593,000	600,000	(1)%
Net Additions (Losses)
Handsets	(11,000)	(13,000)	15%
Connected Devices	(21,000)	39,000	N/M
Total Net Additions (Losses)	(32,000)	26,000	N/M
Churn
Handsets	0.96%	0.89%
Connected Devices	2.72%	2.58%
Total Churn	1.18%	1.09%
N/M - Percentage change not meaningful
Total postpaid handset net losses decreased in 2021 due primarily to an increase in gross additions as a result of higher consumer switching activity, partially offset by an increase in postpaid handset churn.
Total postpaid connected device net additions decreased in 2021 due primarily to lower demand for internet related products as a result of a reduction in COVID-related funding vehicles, many of which are connected to government subsidies.
Macroeconomic factors, including the continuing impacts of the ongoing COVID-19 pandemic, have caused some supply chain disruption and delays, including constraints on certain devices. These supply constraints are due primarily to component availability, resulting in extended lead times and additional uncertainty, which may negatively impact UScellular in future periods.
Postpaid Revenue

Year Ended December 31,	2021	2020	2021 vs. 2020
Average Revenue Per User (ARPU)	$48.03	$47.01	2%
Average Revenue Per Account (ARPA)	$125.92	$122.93	2%
Postpaid ARPU and Postpaid ARPA increased in 2021, due primarily to (i) favorable plan and product offering mix, (ii) an increase in regulatory recovery revenues and (iii) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.
2021 Postpaid ARPU and ARPA amounts exclude $9 million of postpaid revenue related to an out-of-period error recorded in the third quarter. See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Financial Overview — UScellular

Year Ended December 31,	2021	2020	2021 vs. 2020
(Dollars in millions)
Retail service	$2,765	$2,686	3%
Inbound roaming	110	152	(27)%
Other	240	229	5%
Service revenues	3,115	3,067	2%
Equipment sales	1,007	970	4%
Total operating revenues	4,122	4,037	2%

System operations (excluding Depreciation, amortization and accretion reported below)	790	782	1%
Cost of equipment sold	1,118	1,011	11%
Selling, general and administrative	1,345	1,368	(2)%
Depreciation, amortization and accretion	678	683	(1)%
(Gain) loss on asset disposals, net	23	25	(9)%
(Gain) loss on sale of business and other exit costs, net	(2)	—	N/M
(Gain) loss on license sales and exchanges, net	—	(5)	N/M
Total operating expenses	3,952	3,864	2%

Operating income	$170	$173	(2)%

Net income	$160	$233	(31)%
Adjusted OIBDA (Non-GAAP)[1]	$869	$876	(1)%
Adjusted EBITDA (Non-GAAP)[1]	$1,054	$1,063	(1)%
Capital expenditures[2]	$780	$940	(17)%
N/M - Percentage change not meaningful
1    Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2    Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Index to MD&A

Operating Revenues
(Dollars in millions)

Service revenues consist of:
▪Retail Service – Charges for voice, data and value added services and recovery of regulatory costs
▪Inbound Roaming – Charges to other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service – Amounts received from the Federal USF, tower rental revenues, and miscellaneous other service revenues
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased in 2021, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section as well as an increase in the average number of postpaid subscribers.
Inbound roaming revenues decreased in 2021, primarily driven by lower data revenues resulting from lower usage and lower rates. UScellular expects inbound roaming revenues to continue to decline during 2022 relative to prior year levels.
Other service revenues increased in 2021, resulting from increases in tower rental revenues and miscellaneous other service revenues.
Equipment sales revenues increased in 2021, due primarily to an increase in the volume of new smartphone and accessory sales, partially offset by higher promotional activity.
In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. Operating revenues and Operating income may be negatively impacted in future periods by the competitive need to continue to offer significant promotional discounts to new and existing customers.
System operations expenses
System operations expenses increased in 2021, due primarily to higher circuit costs and an increase in cell site rent expense, partially offset by a decrease in roaming expense driven by lower rates.
Cost of equipment sold
Cost of equipment sold increased in 2021, due primarily to an increase in the volume of new smartphone and accessory sales.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased in 2021, due primarily to decreases in (i) bad debts expense driven by fewer non-pay customers as a result of better credit mix and improved customer payment behavior and (ii) advertising expense due to reduced media spend.

Index to MD&A

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom owns, operates and invests in communications services in a mix of rural and suburban communities throughout the United States. TDS Telecom is a wholly-owned subsidiary of TDS and provides a wide range of broadband, video and voice communications services to residential, commercial and wholesale customers. TDS Telecom's strategy is to be the preferred broadband provider in the markets it serves. TDS Telecom invests in high-quality networks, services and products, with the constant focus on delivering a best-in-class customer experience.

OPERATIONS

TDS Telecom headquarters, Madison, WI

TDS Telecom operations

▪Serves 1.2 million connections in 32 states.
▪Employs approximately 3,000 associates.

Index to MD&A
TDS Telecom Mission and Strategy
TDS Telecom's mission is to provide outstanding communications services to delight its customers, to champion economic development by investing in infrastructure, and to grow rapidly.
TDS Telecom's strategic efforts include:
▪TDS Telecom strives to be the preferred broadband provider in its markets with the ability to provide value-added bundling with video and voice service options. TDS Telecom focuses on driving growth by investing in fiber deployment in its expansion markets and its incumbent markets that have historically utilized copper and coaxial cable technologies.
▪TDS Telecom may also seek to grow its operations through the acquisition of businesses that support and complement its existing markets or by creating entirely new clusters of markets in attractive locations. Fiber builds in strategically selected locations allow TDS Telecom to target attractive, growing markets to increase its total footprint.

Index to MD&A
Operational Overview — TDS Telecom
Total Service Address Mix
As of December 31,

TDS Telecom grew its service addresses 7% from 1.3 million to 1.4 million through network expansion and now offers 1Gig service to 58% of its total footprint.
TDS Telecom serves 43% of its wireline service addresses with fiber-to-the-home as of December 31, 2021, compared to 36% a year ago.

As of December 31,	2021	2020	2021 vs. 2020
Residential connections
Broadband
Wireline, Incumbent	250,200	242,500	3%
Wireline, Expansion	36,900	20,400	81%
Cable	203,200	196,400	3%
Total Broadband	490,300	459,300	7%
Video	141,500	144,400	(2)%
Voice	303,700	310,800	(2)%
Total Residential Connections	935,600	914,400	2%
Commercial connections	264,300	286,700	(8)%
Total connections	1,199,900	1,201,100	–
Numbers may not foot due to rounding.
Total connections are flat despite strong broadband connection growth due to offsetting decreases in legacy voice, video, and competitive local exchange carrier (CLEC) connections.
A majority of TDS Telecom's residential customers take advantage of bundling options as 62% of customers subscribe to more than one service.

Index to MD&A

Residential Broadband Connections by Speed
As of December 31,

Residential broadband customers continue to choose higher speeds with 66% taking speeds of 100 Mbps or greater and 8% choosing 1Gig.

Residential Revenue per Connection
For the year ended December 31,

Total residential revenue per connection increased 5% for 2021, due to a higher concentration of broadband connections as well as an increase in broadband speeds and price increases.

Index to MD&A
Financial Overview — TDS Telecom

Year Ended December 31,	2021	2020	2021 vs. 2020
(Dollars in millions)
Residential
Wireline, Incumbent	$345	$330	4%
Wireline, Expansion	34	19	74%
Cable	263	245	8%
Total residential	641	594	8%
Commercial	183	194	(6)%
Wholesale	181	187	(3)%
Total service revenues	1,005	975	3%
Equipment revenues	1	1	(12)%
Total operating revenues	1,006	976	3%

Cost of services (excluding Depreciation, amortization and accretion reported below)	404	392	3%
Cost of equipment and products	1	1	(2)%
Selling, general and administrative	291	270	8%
Depreciation, amortization and accretion	198	203	(2)%
(Gain) loss on asset disposals, net	2	1	N/M
Total operating expenses	896	866	4%

Operating income	$110	$110	(1)%

Net income	$90	$100	(10)%
Adjusted OIBDA (Non-GAAP)[1]	$310	$314	(1)%
Adjusted EBITDA (Non-GAAP)[1]	$310	$317	(2)%
Capital expenditures[2]	$411	$368	12%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful.
1    Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2    Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Index to MD&A

Operating Revenues
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for 2021 due primarily to growth in broadband connections, price increases and federal universal service charges, partially offset by a decline in voice and video connections.

Commercial revenues decreased for 2021 due primarily to declining connections in CLEC markets, partially offset by an increase in broadband connections.

Wholesale revenues decreased for 2021 due primarily to decreased access revenues and regulatory support.

Cost of services
Cost of services increased for 2021 due primarily to higher employee expenses to support current and future growth, increased video programming costs, plant and maintenance costs, partially offset by a decrease in building expenses and the cost of providing legacy services.

Selling, general and administrative
Selling, general and administrative expenses increased for 2021 due primarily to higher employee expenses to support current and future growth, project costs associated with a new customer management system, charges for federal universal service support, call center and advertising expenses in TDS Telecom's expansion markets.

Depreciation, amortization and accretion
Depreciation, amortization and accretion decreased for 2021 due primarily to certain assets becoming fully depreciated, partially offset by higher depreciation due to increased capital expenditures on new fiber assets throughout 2020 and 2021 and increased software amortization.

Index to MD&A
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
TDS has incurred negative free cash flow at times in the past and this could occur in the future. However, TDS believes that existing cash and investment balances, funds available under its revolving credit, term loan and receivables securitization agreements, expected future tax refunds and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the foreseeable future. TDS will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
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

Cash and Cash Equivalents
(Dollars in millions)

The majority of TDS’ Cash and cash equivalents are held in bank deposit accounts and in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In addition to Cash and cash equivalents, TDS and UScellular had undrawn borrowing capacity from existing debt facilities of $699 million and $950 million, respectively, at December 31, 2021. Additional financing activity subsequent to December 31, 2021 reduced the undrawn borrowing capacity for TDS and UScellular to $549 million and $615 million, respectively, at February 17, 2022. See the Financing section below for further details.

Index to MD&A
Financing
Revolving Credit Agreements
In July 2021, TDS entered into an amended and restated $400 million unsecured revolving credit agreement with certain lenders and other parties and UScellular entered into an amended and restated $300 million unsecured revolving credit agreement with certain lenders and other parties. Amounts under the amended and restated revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. As of December 31, 2021, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS' and UScellular’s unused borrowing capacity was $399 million and $300 million, respectively. In January 2022, UScellular borrowed $75 million under its revolving credit agreement and in February 2022, repaid the entire borrowing.
Term Loan Agreements
In July 2021, TDS and UScellular amended and restated their term loan agreements to allow for additional borrowing capacity of $300 million and $200 million, respectively, to allow for total borrowing capacity of $500 million for each of TDS and UScellular. The additional borrowing capacity may be drawn in one or more advances by the one-year anniversary of the date of the agreement; amounts not drawn by that time will cease to be available. The maturity date for the existing borrowings is in July 2028 and for any additional borrowings is in July 2031. As of December 31, 2021, TDS' and UScellular's outstanding borrowings under the term loan agreements were $200 million and $299 million, respectively, and TDS' and UScellular's unused borrowing capacity was $300 million and $200 million, respectively. In January 2022, TDS borrowed $150 million and UScellular borrowed $100 million under the term loan agreements.
In December 2021, UScellular entered into an additional $300 million term loan agreement. The agreement may be drawn in one or more advances by the three-month anniversary of the date of the agreement; amounts not drawn by that time will cease to be available. The maturity date for the agreement is in July 2026. As of December 31, 2021, there were no outstanding borrowings under the term loan agreement and the unused borrowing capacity was $300 million. In February 2022, UScellular borrowed $225 million under the term loan agreement.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) equipment imported from Canada, including equipment purchased prior to entering the term loan credit facility agreement. The agreement may be drawn in one or more advances by the three-month anniversary of the date of the agreement; amounts not drawn by that time will cease to be available. The maturity date of the agreement is the five-year anniversary of the first borrowing, which is in January 2027. As of December 31, 2021, there were no outstanding borrowings under the credit facility and the unused borrowing capacity was $150 million. In January 2022, UScellular borrowed $150 million under the agreement.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In June 2021, UScellular increased the borrowing capacity under the receivables securitization agreement to $450 million. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until December 2022. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in January 2023. As of December 31, 2021, UScellular has borrowed the full amount available under the agreement of $450 million.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction is accounted for as a one-month secured borrowing. The expiration date of the repurchase agreement is in January 2023. In February 2022, the repo subsidiary borrowed $60 million under the repurchase agreement.
Financial Covenants
The TDS and UScellular revolving credit agreements, senior term loan agreements and the UScellular receivables securitization and export credit financing agreements require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants. In particular, under these agreements, TDS and UScellular are required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular also were required to maintain the Consolidated Leverage Ratio at a level not to exceed 3.75 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of December 31, 2021 with all such financial covenants.
Other Long-Term Financing
In August 2020, UScellular issued $500 million of 6.25% Senior Notes due in 2069 and in December 2020, UScellular issued $500 million of 5.5% Senior Notes due in March 2070. The proceeds from both issuances were for general corporate purposes, including but not limited to, the purchase of additional wireless spectrum licenses acquired in Auction 107, funding of capital expenditures, including in connection with 5G buildout projects and retirement of existing debt.

Index to MD&A
In March 2021, TDS issued 16,800 shares of 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock (Preferred Shares) for $25,000 per Preferred Share, for total gross proceeds of $420 million. The Preferred Shares were issued to a depositary to facilitate the issuance of 16,800,000 depositary shares, each representing 1/1,000th of a Preferred Share. TDS received net cash proceeds of $406 million after payment of issuance costs of $14 million. The proceeds were for general corporate purposes, including but not limited to, the funding of capital expenditures associated with TDS Telecom's fiber program and retirement of existing debt. See Note 17 — Shareholders’ Equity in the Notes to Consolidated Financial Statements for additional information related to TDS' Preferred Shares.
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
In August 2021, TDS issued 27,600 shares of 6.000% Series VV Preferred Shares for $25,000 per Preferred Share, for total gross proceeds of $690 million. The Preferred Shares were issued to a depositary to facilitate the issuance of 27,600,000 depositary shares, each representing 1/1,000th of a Preferred Share. TDS received net cash proceeds of $668 million after payment of issuance costs of $22 million. The proceeds were for general corporate purposes, including but not limited to, the funding of capital expenditures associated with TDS Telecom's fiber program and retirement of existing debt. See Note 17 — Shareholders' Equity in the Notes to Consolidated Financial Statements for additional information related to TDS' Preferred Shares.
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
TDS and UScellular each have an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares. The proceeds from any such issuances may be used for general corporate purposes, including the possible reduction of other short-term or long-term debt; spectrum purchases; capital expenditures; acquisition, construction and development programs; working capital; additional investments in subsidiaries; or the repurchase of shares. The TDS shelf registration permits TDS to issue at any time and from time to time senior or subordinated debt securities, preferred shares and depositary shares in one or more offerings in an indeterminate amount. The UScellular shelf registration statement permits UScellular to issue at any time and from time to time senior or subordinated debt securities, preferred shares and depositary shares in one or more offerings, up to the amount registered, which is currently $1 billion. The ability of TDS or UScellular to complete an offering pursuant to such shelf registration statements is subject to market conditions and other factors at the time.
TDS believes that it and/or its subsidiaries were in compliance as of December 31, 2021, with all covenants and other requirements set forth in the TDS and UScellular long-term debt indentures. TDS and UScellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.
Refer to Market Risk — Long-Term Debt for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.
TDS and UScellular, at their discretion, may from time to time seek to retire or purchase their outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
See Note 12 — Debt in the Notes to Consolidated Financial Statements for additional information regarding the revolving credit agreements, senior term loan agreements, UScellular's receivables securitization and export credit financing agreements, UScellular's Senior Notes and other long-term financing.
Credit Ratings
In certain circumstances, TDS’ and UScellular’s interest cost on their various agreements may be subject to increase if their current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised. The agreements do not cease to be available nor do the maturity dates accelerate solely as a result of a downgrade in TDS’ or UScellular’s credit rating. However, downgrades in TDS’ or UScellular’s credit rating could adversely affect their ability to renew the agreements or obtain access to other credit agreements in the future.

Index to MD&A
TDS and UScellular are rated as sub-investment grade issuers. The TDS and UScellular issuer credit ratings as of December 31, 2021, and the dates such ratings were re-affirmed were as follows:

Rating Agency	Rating	Outlook
Moody's (re-affirmed August 2021)	Ba1	stable outlook
Standard & Poor's (re-affirmed October 2021)	BB	stable outlook
Fitch Ratings (re-affirmed February 2021)	BB+	stable outlook
Capital Requirements
The discussion below is intended to highlight some of the significant cash outlays expected during 2022 and beyond and to highlight the spending incurred in current and prior years for these items. This discussion does not include cash required to fund normal operations, and is not a comprehensive list of capital requirements. Significant cash requirements that are not routine or in the normal course of business could arise from time to time.
Capital Expenditures
TDS makes substantial investments to acquire, construct and upgrade telecommunications networks and facilities to remain competitive and as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities (such as 5G and VoLTE technology for UScellular and fiber for TDS Telecom) have required substantial investments in potentially revenue-enhancing and cost-saving upgrades to TDS’ networks to remain competitive; this is expected to continue in 2022 and future years with the continued deployment of 5G technology for UScellular, and the continued deployment of fiber for TDS Telecom.
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, in 2021 and 2020 were as follows:

Capital Expenditures
(Dollars in millions)

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$1,317
$1,201
2020
2021
UScellular
TDS Telecom
Corporate and Other

UScellular’s capital expenditures in 2021 were $780 million compared to $940 million in 2020. In 2021, UScellular's capital expenditures were used for the following purposes:

•Continue network modernization and 5G deployment;
•Enhance and maintain UScellular's network coverage, including providing additional speed and capacity to accommodate increased data usage by current customers; and
•Invest in information technology to support existing and new services and products.

Capital expenditures for 2022 are expected to be between $700 million and $800 million. These expenditures are expected to be used for similar purposes as those listed above.
TDS Telecom’s capital expenditures in 2021 were $411 million compared to $368 million in 2020. In 2021, these capital expenditures were used for the following purposes:
•Continue to expand fiber deployment in incumbent and expansion markets;
•Maintain and enhance existing infrastructure including build-out requirements to meet state broadband and A-CAM programs;
•Upgrade broadband capacity and speeds; and
•Support success-based spending for broadband and video growth.

Capital expenditures for 2022 are expected to be between $500 million and $550 million. These expenditures are expected to be used for similar purposes as those listed above.

Index to MD&A
Macroeconomic factors, including the continuing impacts of the ongoing COVID-19 pandemic, have caused some supply chain disruption and delays for both UScellular and TDS Telecom. These factors may impact the acquisition of certain products and materials and contribute to internal and external labor shortages.
TDS intends to finance its capital expenditures for 2022 using primarily Cash flows from operating activities, existing cash balances and, as required, additional debt financing from its revolving credit, term loan and receivables securitization agreements and/or other forms of financing.
Acquisitions, Divestitures and Exchanges
TDS may be engaged from time to time in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties, wireless spectrum licenses (including pursuant to FCC auctions) and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement.
In January and February 2022, UScellular paid $560 million for wireless spectrum licenses won in Auction 110. This amount was paid using the funds available under UScellular's various financing agreements as described above.
Other Obligations
TDS will require capital for future spending on existing contractual obligations, including long-term debt obligations; dividend obligations; lease commitments; commitments for device purchases, network facilities and transport services; agreements for software licensing; long-term marketing programs; commitments for wireless spectrum licenses acquired through FCC auctions; and other agreements to purchase goods or services.
Variable Interest Entities
TDS consolidates certain “variable interest entities” as defined under GAAP. See Note 15 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods in order to fund their operations.
Common Share Repurchase Programs
During 2021, TDS repurchased 402,989 Common Shares for $8 million at an average cost per share of $19.04. As of December 31, 2021, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $177 million.
During 2021, UScellular repurchased 989,988 Common Shares for $31 million at an average cost per share of $31.37. At December 31, 2021, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 3,517,000.
Depending on its future financial performance, construction, development and acquisition programs, and available sources of financing, TDS and UScellular may not have sufficient liquidity or capital resources to make share repurchases. Therefore, there is no assurance that TDS and UScellular will make any share repurchases in the future.
For additional information related to the current TDS and UScellular repurchase authorizations, see Note 17 — Shareholders’ Equity in the Notes to Consolidated Financial Statements.
Dividends
TDS paid quarterly dividends per outstanding Common Share of $0.175 in 2021 and $0.170 in 2020. TDS increased the dividend per share to $0.180 in the first quarter of 2022. TDS has no current plans to change its policy of paying dividends.
TDS paid quarterly dividends per outstanding Series UU depositary share (each representing 1/1,000th of a Preferred Share) of $0.552 in June 2021, $0.414 in September 2021 and $0.414 in December 2021.
TDS paid quarterly dividends per outstanding Series VV depositary share (each representing 1/1,000th of a Preferred Share) of $0.183 in September 2021 and $0.375 in December 2021.

Index to MD&A
Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS’ cash flow activities in 2021 and 2020.
2021 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $1,038 million. Net cash provided by operating activities was $1,103 million due to net income of $188 million adjusted for non-cash items of $959 million and distributions received from unconsolidated entities of $180 million, including $76 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $224 million. The working capital changes were primarily influenced by an increase in customer and agent receivables, a decrease to accrued taxes and the timing of vendor payments.
Cash flows used for investing activities were $2,462 million. Cash paid for additions to property, plant and equipment totaled $1,131 million. Cash payments for wireless spectrum licenses, including advance payments, were $1,322 million.
Cash flows provided by financing activities were $321 million, reflecting the issuance of $1,110 million of TDS Preferred Shares, the issuance of $500 million of 5.5% UScellular Senior Notes, $625 million borrowed under the UScellular receivables securitization agreement, $217 million borrowed under the UScellular term loan, $125 million borrowed under the TDS revolving credit agreement, and $76 million borrowed under the TDS term loan. These were partially offset by the redemption of $836 million of TDS Senior Notes, $917 million of UScellular Senior Notes, a $200 million repayment on the receivables securitization agreement, a $125 million repayment on the TDS revolving credit agreement, the payment of dividends totaling $119 million, the payment of debt and equity issuance costs of $62 million, and the repurchase of TDS and UScellular Common Shares.
2020 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $978 million. Net cash provided by operating activities was $1,532 million due primarily to net income of $269 million adjusted for non-cash items of $1,071 million and distributions received from unconsolidated entities of $189 million, including $89 million in distributions from the LA Partnership.
Cash flows used for investing activities were $1,511 million. Cash paid for additions to property, plant and equipment totaled $1,338 million. Cash payments for wireless spectrum licenses, including advance payments, were $201 million.
Cash flows provided by financing activities were $957 million, reflecting the issuance of $500 million of 5.50% UScellular Senior Notes, $500 million of 6.25% UScellular Senior Notes, $125 million borrowed under the UScellular receivables securitization agreement, and $125 million borrowed under the TDS term loan. These were partially offset by a $100 million repayment on the UScellular receivables securitization agreement, the payment of dividends totaling $78 million, the payment of debt issuance costs of $41 million, and the repurchase of TDS and UScellular Common Shares.

Index to MD&A
Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Changes in financial condition during 2021 were as follows:
Licenses
Licenses increased $1,459 million due primarily to wireless spectrum licenses acquired through Auction 107. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Customer deposits and deferred revenues
Customer deposits and deferred revenues increased $43 million due primarily to an increase in contract liabilities resulting from higher promotional activity in the current year.
Other deferred liabilities and credits
Other deferred liabilities and credits increased $218 million due primarily to relocation and acceleration fees related to wireless spectrum licenses acquired through Auction 107 and an increase in asset retirement obligations.
Long-term debt, net
The following table presents the components of the $496 million decrease in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2020	$3,424
Borrowings under Revolving Credit Agreements	125
Borrowings under Term Loan Agreements	293
Borrowings under Receivables Securitization Agreement	625
Issuance of Senior Notes, net of debt issuance costs	484
Repayments under Revolving Credit Agreements	(125)
Repayments under Receivables Securitization Agreement	(200)
Redemptions under Term Loan Agreements	(2)
Redemptions of Senior Notes	(1,753)
Debt issuance costs charged to interest expense	59
Other	(2)
Balance at December 31, 2021	$2,928
Preferred Shares
Preferred Shares increased $1,074 million due to the issuance of $1,110 million of TDS Preferred Shares, net of issuance costs.

Index to MD&A
Application of Critical Accounting Policies and Estimates
TDS prepares its consolidated financial statements in accordance with GAAP. TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements.
Management believes the application of the following critical accounting policies and the estimates required by such application reflect its most significant judgments and estimates used in the preparation of TDS’ consolidated financial statements.
Intangible Asset Impairment
Licenses and Goodwill represent a significant component of TDS’ consolidated assets. These assets are considered to be indefinite-lived assets and, therefore, are not amortized but rather are tested at least annually for impairment. TDS performs annual impairment testing of Licenses and Goodwill as of November 1 of each year, or more frequently if triggering events occur. Significant negative events, such as changes in any of the assumptions described below or decreases in forecasted cash flows, could result in an impairment in future periods. Licenses are tested for impairment at the level of reporting referred to as a unit of accounting. Goodwill is tested for impairment at the level of reporting referred to as a reporting unit.
See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for information related to Licenses and Goodwill activity in 2021 and 2020.
Wireless Spectrum Licenses – UScellular
For purposes of its impairment testing, UScellular separates its FCC wireless spectrum licenses into eight units of accounting, which consist of one unit of accounting for developed operating market wireless spectrum licenses (built wireless spectrum licenses) and seven geographic non-operating market wireless spectrum licenses (unbuilt wireless spectrum licenses).
A qualitative assessment of the license values was completed as of November 1, 2021 and November 1, 2020. The qualitative assessment considered several factors, including analyst estimates of wireless spectrum license values which contemplated recent spectrum auction results, recent UScellular and other market participant transactions and other industry and market factors. Based on these assessments, UScellular concluded that it was more likely than not that the fair value of the wireless spectrum licenses in each unit of accounting exceeded their respective carrying values. Therefore, no quantitative impairment evaluation was completed.
Goodwill – TDS Telecom
TDS Telecom has recorded Goodwill as a result of past business acquisitions. For purposes of the 2021 Goodwill impairment test, TDS Telecom had one reporting unit as a result of the reporting segment structure combination that occurred in the first quarter of 2021, and for the 2020 test, TDS Telecom had two reporting units: Wireline and Cable.
A qualitative assessment of the reporting unit was completed as of November 1, 2021. The qualitative assessment, which analyzed company, industry and economic trends, concluded that it was more likely than not that the fair value of this reporting unit exceeded its carrying value, and accordingly, no quantitative impairment evaluation was completed and no Goodwill impairment was recorded.
Income Taxes
The amounts of income tax assets and liabilities, the related income tax provision and the amount of unrecognized tax benefits are critical accounting estimates because such amounts are significant to TDS’ financial condition and results of operations.
The preparation of the consolidated financial statements requires TDS to calculate a provision for income taxes. This process involves estimating the actual current income tax liability together with assessing temporary differences resulting from the different treatment of items for tax purposes. These temporary differences result in deferred income tax assets and liabilities which are included on a net basis in TDS’ Consolidated Balance Sheet. TDS must then assess the likelihood that deferred income tax assets will be realized based on future taxable income and, to the extent management believes that realization is not likely, establish a valuation allowance. Management’s judgment is required in determining the provision for income taxes, deferred income tax assets and liabilities and any valuation allowance that is established for deferred income tax assets.
TDS recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on management’s judgment as to the possible outcome that has a greater than 50% cumulative likelihood of being realized upon ultimate resolution.
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
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
Spectrum Auctions
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million, of which up to $5 million relates to licenses which are subject to the FCC's spectrum aggregation and ownership attribution rules for Auction 105. None of the wireless spectrum licenses have been granted yet by the FCC.
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $181 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted. In October 2021, UScellular paid $36 million related to the additional costs. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023. Combined with prior mid-band purchases in Auction 105, UScellular will have mid-band spectrum in nearly all of its operating footprint, covering approximately 95% of subscribers.
On June 9, 2021, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110). On January 14, 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 380 wireless spectrum licenses for $580 million. UScellular paid $20 million of this amount in 2021 and the remainder in January and February 2022. The wireless spectrum licenses from Auction 110 are expected to be granted by the FCC in 2022.

Index to MD&A
Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement
This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words "believes," "anticipates," "estimates," "expects," "plans," "intends," "projects" and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below. See "Risk Factors" in TDS' Annual Report on Form 10-K for the year ended December 31, 2021, for a further discussion of these risks. Each of the following risks could have a material adverse effect on TDS' business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.
Operational Risk Factors
▪Intense competition involving products, services, pricing, promotions and network speed and technologies could adversely affect TDS’ revenues or increase its costs to compete.
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
▪Difficulties involving third parties with which TDS does business, including changes in TDS’ relationships with or financial or operational difficulties, including supply chain disruptions, of key suppliers or independent agents and third party national retailers who market TDS’ services, could adversely affect TDS’ business, financial condition or results of operations.
▪A failure by TDS to maintain flexible and capable telecommunication networks or information technologies, or a material disruption thereof, could have an adverse effect on TDS’ business, financial condition or results of operations.

Index to MD&A
Financial Risk Factors
▪Uncertainty in TDS’ future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in TDS’ performance or market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, and/or reduce or cease share repurchases and/or the payment of dividends.
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
▪The possible development of adverse precedent in litigation or conclusions in professional studies to the effect that radio frequency emissions from wireless devices and/or cell sites cause harmful health consequences, including cancer or tumors, or may interfere with various electronic medical devices or frequencies used by other industries, could have an adverse effect on TDS’ wireless business, financial condition or results of operations.
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

Index to MD&A
Market Risk
Long-Term Debt
As of December 31, 2021, the majority of TDS’ long-term debt was in the form of fixed-rate notes with remaining maturities ranging up to 49 years. TDS also holds variable-rate debt. Fluctuations in market interest rates can lead to fluctuations in the fair value of fixed-rate notes and interest paid on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations and the related weighted average interest rates by maturity dates at December 31, 2021:

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
2022	$6	2.4%
2023	6	2.4%
2024	5	2.4%
2025	5	2.4%
2026	5	2.4%
Thereafter	2,523	5.3%
Total[3]	$2,550	5.2%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to the UScellular's 6.7% Senior Notes. See Note 12 — Debt in the Notes to Consolidated Financial Statements for additional information.
2Represents the weighted average stated interest rates at December 31, 2021, for debt maturing in the respective periods.
3Excludes $450 million of outstanding borrowings under the receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in January 2023. Principal repayments are not scheduled but are instead based on actual receivable collections. UScellular intends to extend the maturity date of the facility.
Fair Value of Long-Term Debt
At December 31, 2021 and 2020, the estimated fair value of long-term debt obligations, excluding lease obligations, the current portion of such long-term debt and debt financing costs, was $3,197 million and $3,746 million, respectively, and the book value was $2,979 million and $3,518 million, respectively. See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information.
Other Market Risk Sensitive Instruments
The substantial majority of TDS’ other market risk sensitive instruments (as defined in Item 305 of SEC Regulation S-K) are short-term, including Cash and cash equivalents. Accordingly, TDS believes that a significant change in interest rates would not have a material effect on such other market risk sensitive instruments.

Index to MD&A
Supplemental Information Relating to Non-GAAP Financial Measures
TDS sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with GAAP to evaluate the performance of its business. Certain of these measures are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission Rules. Specifically, TDS has referred to the following measures in this Form 10-K Report:
▪EBITDA
▪Adjusted EBITDA
▪Adjusted OIBDA
▪Free cash flow

Following are explanations of each of these measures:
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
Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. See Note 19 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore, reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and Operating income.

TDS - CONSOLIDATED	2021	2020
(Dollars in millions)
Net income (GAAP)	$188	$269
Add back:
Income tax expense	33	19
Interest expense	232	168
Depreciation, amortization and accretion	895	909
EBITDA (Non-GAAP)	1,348	1,365
Add back or deduct:
(Gain) loss on asset disposals, net	26	27
(Gain) loss on sale of business and other exit costs, net	(2)	—
(Gain) loss on license sales and exchanges, net	—	(5)
(Gain) loss on investments	—	(2)
Adjusted EBITDA (Non-GAAP)	1,372	1,385
Deduct:
Equity in earnings of unconsolidated entities	182	181
Interest and dividend income	11	15
Other, net	(1)	(1)
Adjusted OIBDA (Non-GAAP)	1,180	1,190
Deduct:
Depreciation, amortization and accretion	895	909
(Gain) loss on asset disposals, net	26	27
(Gain) loss on sale of business and other exit costs, net	(2)	—
(Gain) loss on license sales and exchanges, net	—	(5)
Operating income (GAAP)	$261	$259

Index to MD&A

UScellular	2021	2020
(Dollars in millions)
Net income (GAAP)	$160	$233
Add back:
Income tax expense	20	17
Interest expense	175	112
Depreciation, amortization and accretion	678	683
EBITDA (Non-GAAP)	1,033	1,045
Add back or deduct:
(Gain) loss on asset disposals, net	23	25
(Gain) loss on sale of business and other exit costs, net	(2)	—
(Gain) loss on license sales and exchanges, net	—	(5)
(Gain) loss on investments	—	(2)
Adjusted EBITDA (Non-GAAP)	1,054	1,063
Deduct:
Equity in earnings of unconsolidated entities	179	179
Interest and dividend income	6	8
Adjusted OIBDA (Non-GAAP)	869	876
Deduct:
Depreciation, amortization and accretion	678	683
(Gain) loss on asset disposals, net	23	25
(Gain) loss on sale of business and other exit costs, net	(2)	—
(Gain) loss on license sales and exchanges, net	—	(5)
Operating income (GAAP)	$170	$173

TDS TELECOM	2021	2020
(Dollars in millions)
Net income (GAAP)	$90	$100
Add back or deduct:
Income tax expense	24	18
Interest expense	(5)	(4)
Depreciation, amortization and accretion	198	203
EBITDA (Non-GAAP)	308	316
Add back or deduct:
(Gain) loss on asset disposals, net	2	1
Adjusted EBITDA (Non-GAAP)	310	317
Deduct:
Interest and dividend income	1	5
Other, net	(1)	(1)
Adjusted OIBDA (Non-GAAP)	310	314
Deduct:
Depreciation, amortization and accretion	198	203
(Gain) loss on asset disposals, net	2	1
Operating income (GAAP)	$110	$110
Numbers may not foot due to rounding.

Index to MD&A
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

	2021	2020
(Dollars in millions)
Cash flows from operating activities (GAAP)	$1,103	$1,532
Less: Cash paid for additions to property, plant and equipment	1,131	1,338
Free cash flow (Non-GAAP)	$(28)	$194

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See section entitled "Market Risk" in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data
Financial Statements
Telephone and Data Systems, Inc.
Consolidated Statement of Operations

Year Ended December 31,	2021	2020	2019
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$4,216	$4,136	$4,059
Equipment and product sales	1,113	1,089	1,117
Total operating revenues	5,329	5,225	5,176

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	1,267	1,244	1,202
Cost of equipment and products	1,205	1,110	1,135
Selling, general and administrative	1,677	1,681	1,717
Depreciation, amortization and accretion	895	909	932
(Gain) loss on asset disposals, net	26	27	12
(Gain) loss on sale of business and other exit costs, net	(2)	—	(1)
(Gain) loss on license sales and exchanges, net	—	(5)	—
Total operating expenses	5,068	4,966	4,997

Operating income	261	259	179

Investment and other income (expense)
Equity in earnings of unconsolidated entities	182	181	168
Interest and dividend income	11	15	29
Gain (loss) on investments	—	2	—
Interest expense	(232)	(168)	(165)
Other, net	(1)	(1)	—
Total investment and other income (expense)	(40)	29	32

Income before income taxes	221	288	211
Income tax expense	33	19	64
Net income	188	269	147
Less: Net income attributable to noncontrolling interests, net of tax	32	43	26
Net income attributable to TDS shareholders	156	226	121
TDS Preferred Share dividends	39	—	—
Net income attributable to TDS common shareholders	$117	$226	$121

Basic weighted average shares outstanding	115	114	114
Basic earnings per share attributable to TDS common shareholders	$1.03	$1.97	$1.06

Diluted weighted average shares outstanding	116	115	116
Diluted earnings per share attributable to TDS common shareholders	$1.00	$1.93	$1.03
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Net income	$188	$269	$147
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Net actuarial gains	9	3	1
Amortization of prior service cost	4	3	1
	13	6	2
Change in deferred income taxes	(4)	(1)	(1)
Change related to retirement plan, net of tax	9	5	1
Net change in accumulated other comprehensive income	9	5	1
Comprehensive income	197	274	148
Less: Net income attributable to noncontrolling interests, net of tax	32	43	26
Comprehensive income attributable to TDS shareholders	$165	$231	$122
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Cash flows from operating activities
Net income	$188	$269	$147
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	895	909	932
Bad debts expense	60	77	112
Stock-based compensation expense	49	53	59
Deferred income taxes, net	52	190	34
Equity in earnings of unconsolidated entities	(182)	(181)	(168)
Distributions from unconsolidated entities	180	189	162
(Gain) loss on asset disposals, net	26	27	12
(Gain) loss on sale of business and other exit costs, net	(2)	—	(1)
(Gain) loss on license sales and exchanges, net	—	(5)	—
(Gain) loss on investments	—	(2)	—
Other operating activities	61	3	4
Changes in assets and liabilities from operations
Accounts receivable	(22)	(16)	(49)
Equipment installment plans receivable	(116)	(54)	(97)
Inventory	(25)	12	(19)
Accounts payable	(69)	173	(60)
Customer deposits and deferred revenues	43	4	(9)
Accrued taxes	(49)	(120)	(17)
Other assets and liabilities	14	4	(26)
Net cash provided by operating activities	1,103	1,532	1,016

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(1,131)	(1,338)	(957)
Cash paid for acquisitions, licenses and other intangible assets	(1,308)	(172)	(346)
Cash received from investments	3	1	29
Cash paid for investments	—	(3)	(11)
Cash received from divestitures and exchanges	3	26	41
Advance payments for license acquisitions	(20)	(30)	(5)
Other investing activities	(9)	5	—
Net cash used in investing activities	(2,462)	(1,511)	(1,249)

Cash flows from financing activities
Issuance of long-term debt	1,543	1,250	—
Repayment of long-term debt	(2,081)	(110)	(118)
Issuance of TDS Preferred Shares	1,110	—	—
TDS Common Shares reissued for benefit plans, net of tax payments	(5)	(3)	(6)
UScellular Common Shares reissued for benefit plans, net of tax payments	(16)	(11)	(9)
Repurchase of TDS Common Shares	(8)	(14)	—
Repurchase of UScellular Common Shares	(31)	(23)	(21)
Dividends paid to TDS shareholders	(119)	(78)	(75)
Payment of debt and equity issuance costs	(62)	(41)	(1)
Distributions to noncontrolling interests	(3)	(2)	(4)
Payments to acquire additional interest in subsidiaries	—	(11)	—
Other financing activities	(7)	—	14
Net cash provided by (used in) financing activities	321	957	(220)

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,038)	978	(453)

Cash, cash equivalents and restricted cash
Beginning of period	1,452	474	927
End of period	$414	$1,452	$474
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets

December 31,	2021	2020
(Dollars in millions)
Current assets
Cash and cash equivalents	$367	$1,429
Short-term investments	—	3
Accounts receivable
Customers and agents, less allowances of $60 and $67, respectively	1,058	1,004
Other, less allowances of $2 and $2, respectively	93	108
Inventory, net	178	154
Prepaid expenses	103	105
Income taxes receivable	184	187
Other current assets	61	36
Total current assets	2,044	3,026

Assets held for sale	18	2

Licenses	4,097	2,638

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $91 and $71, respectively	197	213

Investments in unconsolidated entities	479	477

Property, plant and equipment
In service and under construction	14,265	13,659
Less: Accumulated depreciation and amortization	9,904	9,687
Property, plant and equipment, net	4,361	3,972

Operating lease right-of-use assets	1,040	998

Other assets and deferred charges	710	652

Total assets[1]	$13,493	$12,525
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity

December 31,	2021	2020
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$6	$5
Accounts payable	481	508
Customer deposits and deferred revenues	236	193
Accrued interest	10	16
Accrued taxes	45	69
Accrued compensation	137	132
Short-term operating lease liabilities	141	129
Other current liabilities	124	101
Total current liabilities	1,180	1,153

Liabilities held for sale	—	1

Deferred liabilities and credits
Deferred income tax liability, net	921	863
Long-term operating lease liabilities	960	940
Other deferred liabilities and credits	759	541

Long-term debt, net	2,928	3,424

Commitments and contingencies

Noncontrolling interests with redemption features	11	10

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 115 shares (7 Series A Common and 108 Common Shares) and 114 shares (7 Series A Common and 107 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,496	2,482
Preferred Shares, .279 shares authorized, par value $0.01 per share, .0444 shares outstanding (.0168 Series UU and .0276 Series VV)	1,074	—
Treasury shares, at cost, 18 and 19 Common Shares, respectively	(461)	(477)
Accumulated other comprehensive income (loss)	5	(4)
Retained earnings	2,812	2,802
Total TDS shareholders’ equity	5,927	4,804

Noncontrolling interests	807	789

Total equity	6,734	5,593

Total liabilities and equity[1]	$13,493	$12,525
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of December 31, 2021 and 2020, include assets held by consolidated variable interest entities (VIEs) of $1,456 million and $1,042 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of December 31, 2021 and 2020, include certain liabilities of consolidated VIEs of $21 million and $18 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 15 — Variable Interest Entities for additional information.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2020	$1	$2,482	$—	$(477)	$(4)	$2,802	$4,804	$789	$5,593
Net income attributable to TDS shareholders	—	—	—	—	—	156	156	—	156
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	32	32
Other comprehensive income	—	—	—	—	9	—	9	—	9
TDS Common and Series A Common share dividends ($0.70 per share)	—	—	—	—	—	(80)	(80)	—	(80)
Issuance of TDS Preferred Shares, net of costs	—	—	1,074	—	—	—	1,074	—	1,074
TDS Preferred share dividends ($1,380 per Series UU share and $558 per Series VV share)	—	—	—	—	—	(39)	(39)	—	(39)
Repurchase of Common Shares	—	—	—	(8)	—	—	(8)	—	(8)
Dividend reinvestment plan	—	—	—	3	—	(1)	2	—	2
Incentive and compensation plans	—	22	—	21	—	(26)	17	—	17
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(8)	—	—	—	—	(8)	(11)	(19)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
December 31, 2021	$1	$2,496	$1,074	$(461)	$5	$2,812	$5,927	$807	$6,734
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2019	$1	$2,468	$(479)	$(9)	$2,672	$4,653	$751	$5,404
Cumulative effect of accounting changes	—	—	—	—	(2)	(2)	—	(2)
Net income attributable to TDS shareholders	—	—	—	—	226	226	—	226
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	43	43
Other comprehensive income	—	—	—	5	—	5	—	5
TDS Common and Series A Common Share dividends ($0.68 per share)	—	—	—	—	(78)	(78)	—	(78)
Repurchase of Common Shares	—	—	(14)	—	—	(14)	—	(14)
Dividend reinvestment plan	—	—	3	—	—	3	—	3
Incentive and compensation plans	—	21	13	—	(16)	18	—	18
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(7)	—	—	—	(7)	(3)	(10)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
December 31, 2020	$1	$2,482	$(477)	$(4)	$2,802	$4,804	$789	$5,593
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2018	$1	$2,432	$(519)	$(10)	$2,656	$4,560	$733	$5,293
Cumulative effect of accounting changes	—	—	—	—	2	2	—	2
Net income attributable to TDS shareholders	—	—	—	—	121	121	—	121
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	26	26
Other comprehensive loss	—	—	—	1	—	1	—	1
TDS Common and Series A Common Share dividends ($0.66 per share)	—	—	—	—	(75)	(75)	—	(75)
Dividend reinvestment plan	—	1	20	—	(6)	15	—	15
Incentive and compensation plans	—	18	20	—	(26)	12	—	12
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	17	—	—	—	17	(5)	12
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
December 31, 2019	$1	$2,468	$(479)	$(9)	$2,672	$4,653	$751	$5,404
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
Nature of Operations
Telephone and Data Systems, Inc. (TDS) is a diversified telecommunications company providing high-quality communications services to customers with 5.0 million wireless connections and 1.2 million wireline and cable connections at December 31, 2021. TDS conducts all of its wireless operations through its 82%-owned subsidiary, United States Cellular Corporation (UScellular). TDS provides broadband, video and voice services through its wholly-owned subsidiaries, TDS Telecommunications LLC and TDS Broadband LLC (collectively, TDS Telecom).
TDS has the following reportable segments: UScellular and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS' wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS' and Suttle-Straus' financial results were not significant to TDS' operations. All of TDS’ segments operate only in the United States. See Note 19 — Business Segment Information for summary financial information on each business segment.
Change in Reportable Segments
During the first quarter of 2021, TDS modified its reporting segment structure to combine its Wireline and Cable segments into a single reportable segment for TDS Telecom. TDS Telecom believes this presentation better articulates its progress and performance against its strategy, which includes a focus on overall broadband growth and future fiber deployment across its markets. This change also reflects TDS Telecom's progress in aligning its organizational, operational and support structures to leverage one cost base to better support its customers across all of its markets. Prior periods have been updated to conform to this revised presentation. See Note 19 — Business Segment Information for additional information on TDS' reportable segments.
Principles of Consolidation
The accounting policies of TDS conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including UScellular and TDS Telecom. In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that requires consolidation under GAAP. See Note 15 — Variable Interest Entities for additional information relating to TDS’ VIEs. Intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (b) the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates are involved in accounting for goodwill, indefinite-lived intangible assets and income taxes.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Cash and cash equivalents subject to contractual restrictions are classified as restricted cash. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 12 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

December 31,	2021	2020
(Dollars in millions)
Cash and cash equivalents	$367	$1,429
Restricted cash included in Other current assets	47	23
Cash, cash equivalents and restricted cash in the statement of cash flows	$414	$1,452
Accounts Receivable and Allowance for Credit Losses
UScellular’s accounts receivable consist primarily of amounts owed by customers for wireless services and equipment sales, including sales of certain devices and accessories under installment plans, by agents and third-party distributors for sales of equipment to them and by other wireless carriers whose customers have used UScellular’s wireless systems.

Index to Financial Statements and Supplementary Data
TDS Telecom’s accounts receivable primarily consist of amounts owed by customers for services and products provided, by state and federal governments for grants and support funds, and by interexchange carriers for long-distance and data traffic, which TDS Telecom carries on its network.
TDS estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. Expected credit losses are determined for each pool of accounts receivable balances that share similar risk characteristics. The allowance for credit losses is the best estimate of the amount of expected credit losses related to existing accounts receivable. TDS does not have any off-balance sheet credit exposure related to its customers.
Inventory
Inventory consists primarily of wireless devices stated at the lower of cost, which approximates cost determined on the first-in first-out basis, or net realizable value. Net realizable value is determined by reference to the stand-alone selling price.
Cloud-Hosted Arrangements
TDS' cloud-hosted arrangements that are service contracts consist primarily of software used to perform administrative functions. Implementation costs related to TDS' cloud-hosted arrangements, which are recorded in Prepaid expenses and Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

December 31,	2021	2020
(Dollars in millions)
Implementation costs, gross	$87	$69
Accumulated amortization	(30)	(13)
Implementation costs, net	$57	$56
These costs are amortized over the period of the service contract, which is generally three to five years. Amortization of implementation costs was $17 million and $11 million for the years ended December 31, 2021 and 2020, respectively, and was included in Selling, general and administrative expenses.
Licenses
Licenses consist of direct and incremental costs incurred in acquiring Federal Communications Commission (FCC) wireless spectrum licenses that generally provide UScellular with the exclusive right to utilize designated radio spectrum within specific geographic service areas to provide wireless service. Although wireless spectrum licenses are issued for a fixed period of time, generally ten years, or in some cases twelve or fifteen years, the FCC has granted license renewals routinely and at a nominal cost. The wireless spectrum licenses held by UScellular expire at various dates. UScellular believes that it is probable that its future wireless spectrum license renewal applications will be granted. UScellular determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the wireless spectrum licenses. Therefore, UScellular has determined that wireless spectrum licenses are indefinite-lived intangible assets.
UScellular performs its annual impairment assessment of wireless spectrum licenses as of November 1 of each year or more frequently if there are events or circumstances that cause UScellular to believe it is more likely than not that the carrying value of wireless spectrum licenses exceeds fair value. For purposes of its impairment testing, UScellular separated its FCC wireless spectrum licenses into eight units of accounting. The eight units of accounting consisted of one unit of accounting for developed operating market wireless spectrum licenses (built wireless spectrum licenses) and seven units of accounting for geographic non-operating market wireless spectrum licenses (unbuilt wireless spectrum licenses).
UScellular performed a qualitative impairment assessment to determine whether the wireless spectrum licenses were impaired. In 2021 and 2020, UScellular considered several qualitative factors, including analyst estimates of wireless spectrum license values which contemplated recent spectrum auction results, recent UScellular and other market participant transactions and other industry and market factors. Based on these assessments, UScellular concluded that it was more likely than not that the fair value of the wireless spectrum licenses in each unit of accounting exceeded their respective carrying values. Therefore, no quantitative impairment evaluation was completed. See Note 7 — Intangible Assets for additional details related to wireless spectrum licenses.
Goodwill
TDS has Goodwill as a result of past business acquisitions. TDS performs its annual impairment assessment of Goodwill as of November 1 of each year or more frequently if there are events or circumstances that cause TDS to believe it is more likely than not that the carrying value of individual reporting units exceeds their respective fair values. Goodwill impairment loss will be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

Index to Financial Statements and Supplementary Data
For purposes of conducting its Goodwill impairment test, TDS Telecom has one reporting unit. TDS Telecom performed a qualitative impairment assessment in 2021 and a quantitative assessment consisting of a discounted cash flow approach and the guideline public company method in 2020. Based on the annual impairment assessments performed, TDS Telecom did not have an impairment of its Goodwill in 2021 or 2020.
See Note 7 — Intangible Assets for additional details related to Goodwill.
Franchise Rights
TDS Telecom has franchise rights as a result of acquisitions of cable businesses. Franchise rights are intangible assets that provide their holder with the right to operate a business in a certain geographical location as sanctioned by the franchiser, usually a government agency. Franchise rights are generally granted for ten years and may be renewed for additional terms upon approval by the granting authority. TDS anticipates that future renewals of its franchise rights will be granted. TDS reviews franchise rights for impairment whenever events or changes in circumstances indicate that the assets might be impaired. TDS re-evaluates the useful life of franchise rights each year to determine if changes in technology or other business changes would warrant a revision of its remaining useful life. Franchise rights are included in Other intangible assets in the Consolidated Balance Sheet.
See Note 7 — Intangible Assets for additional details related to franchise rights.
Investments in Unconsolidated Entities
For its equity method investments for which financial information is readily available, TDS records its equity in the earnings of the entity in the current period. For its equity method investments for which financial information is not readily available, TDS records its equity in the earnings of the entity on a one quarter lag basis.
Property, Plant and Equipment
Property, plant and equipment is stated at the original cost of construction or purchase including capitalized costs of certain taxes, payroll-related expenses, interest and estimated costs to remove the assets.
Expenditures that enhance the productive capacity of assets in service or extend their useful lives are capitalized and depreciated. Expenditures for maintenance and repairs of assets in service are charged to Cost of services or Selling, general and administrative expense, as applicable. Retirements and disposals of assets are recorded by removing the original cost of the asset (along with the related accumulated depreciation) from plant in service and recording it, together with proceeds, if any, and net removal costs (removal costs less an applicable accrued asset retirement obligation and salvage value realized), as a gain or loss, as appropriate. Certain TDS Telecom segment assets use the group depreciation method. Accordingly, when a group method asset is retired in the ordinary course of business, the original cost of the asset and accumulated depreciation in the same amount are removed, with no gain or loss recognized on the disposition.
TDS capitalizes certain costs of developing new information systems. Software licenses that qualify for capitalization as an asset are accounted for as the acquisition of a fixed asset and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition.
Depreciation and Amortization
Depreciation is provided using the straight-line method over the estimated useful life of the related asset, except for certain TDS Telecom segment assets, which use the group depreciation method. The group depreciation method develops a depreciation rate based on the average useful life of a specific group of assets, rather than each asset individually. TDS depreciates leasehold improvement assets over periods ranging from one year to thirty years; such periods approximate the shorter of the assets’ economic lives or the specific lease terms.
Useful lives of specific assets are reviewed throughout the year to determine if changes in technology or other business changes would warrant accelerating the depreciation of those specific assets. There were no material changes to the assigned useful lives of the various categories of property, plant and equipment in 2021, 2020 or 2019. However, in 2021, 2020 and 2019, depreciation for certain specific assets was accelerated due to changes in technology. See Note 9 — Property, Plant and Equipment for additional details related to useful lives.
Impairment of Long-Lived Assets
TDS reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. UScellular and TDS Telecom each have one asset group for purposes of assessing property, plant and equipment for impairment based on the integrated nature of its network, assets and operations. The cash flows generated by each of these groups is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.
Leases
A lease is generally present in a contract if the lessee controls the use of identified property, plant or equipment for a period of time in exchange for consideration. See Note 10 — Leases for additional details related to leases.

Index to Financial Statements and Supplementary Data
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
Agent Liabilities
UScellular has relationships with agents, which are independent businesses that obtain customers for UScellular. At December 31, 2021 and 2020, UScellular had accrued $51 million and $55 million, respectively, in agent related liabilities. These amounts are included in Other current liabilities in the Consolidated Balance Sheet.
Debt Issuance Costs
Debt issuance costs include underwriters’ and legal fees and other charges related to issuing and renewing various borrowing instruments and other long–term agreements and are amortized over the respective term of each instrument. Debt issuance costs related to TDS’ and UScellular's revolving credit agreements and UScellular's receivables securitization agreement are recorded in Other assets and deferred charges in the Consolidated Balance Sheet. All other debt issuance costs are presented as an offset to the related debt obligation in the Consolidated Balance Sheet.
Asset Retirement Obligations
TDS records asset retirement obligations for the fair value of legal obligations associated with asset retirements and a corresponding increase in the carrying amount of the related long-lived asset in the period in which the obligations are incurred. In periods subsequent to initial measurement, TDS recognizes changes in the liability resulting from the passage of time and updates to the timing or the amount of the original estimates. The liability is accreted to its estimated settlement date value over the period to the estimated settlement date. The change in the carrying amount of the long-lived asset is depreciated over the average remaining life of the related asset. See Note 11 — Asset Retirement Obligations for additional information.
Treasury Shares
Common Shares repurchased by TDS are recorded at cost as treasury shares and result in a reduction of equity. When treasury shares are reissued, TDS determines the cost using the first-in, first-out cost method. The difference between the cost of the treasury shares and reissuance price is included in Capital in excess of par value or Retained earnings.
Revenue Recognition
Revenues from sales of equipment and products are recognized when control has transferred to the customer, agent or third-party distributor. Service revenues are recognized as the related service is provided. See Note 2 — Revenue Recognition for additional information on TDS' policies related to Revenues.
Advertising Costs
TDS expenses advertising costs as incurred. Advertising costs totaled $203 million, $213 million and $227 million in 2021, 2020 and 2019, respectively.
Income Taxes
TDS files a consolidated federal income tax return. Deferred taxes are computed using the liability method, whereby deferred tax assets are recognized for future deductible temporary differences and operating loss carryforwards, and deferred tax liabilities are recognized for future taxable temporary differences. Both deferred tax assets and liabilities are measured using the enacted tax rates in effect when the temporary differences are expected to reverse. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. TDS evaluates income tax uncertainties, assesses the probability of the ultimate settlement with the applicable taxing authority and records an amount based on that assessment. Deferred taxes are reported as a net non-current asset or liability by jurisdiction. Any corresponding valuation allowance to reduce the amount of deferred tax assets is also recorded as non-current. See Note 5 — Income Taxes for additional information.
Stock-Based Compensation and Other Plans
TDS has established long-term incentive plans, dividend reinvestment plans, and a non-employee director compensation plan. The dividend reinvestment plan of TDS is not considered a compensatory plan and, therefore, recognition of compensation costs for grants made under this plan is not required. All other plans are considered compensatory plans; therefore, recognition of costs for grants made under these plans is required.

Index to Financial Statements and Supplementary Data
TDS recognizes stock compensation expense based upon the fair value of the specific awards granted using established valuation methodologies. The amount of stock compensation cost recognized on either a straight-line basis or graded attribution method is based on the portion of the award that is expected to vest over the requisite service period, which generally represents the vesting period. Stock-based compensation cost recognized has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 18 — Stock-Based Compensation for additional information.
Note 2 Revenue Recognition
Nature of goods and services
The following is a description of principal activities from which TDS generates its revenues.

Services and products	Nature, timing of satisfaction of performance obligations, and significant payment terms

Wireless services	Wireless service includes voice, messaging and data services. Revenue is recognized in Service revenues as wireless service is provided to the customer. Wireless services generally are billed and paid in advance on a monthly basis.

Wireless devices and accessories	UScellular offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones and routers for use by its customers, as well as accessories. UScellular also sells wireless devices to agents and other third-party distributors for resale. UScellular frequently discounts wireless devices sold to new and current customers. UScellular also offers customers the option to purchase certain devices and accessories under installment contracts over a specified time period. For certain equipment installment plans, after a specified period of time, the customer may have the right to upgrade to a new device. Such upgrades require the customer to enter into an equipment installment contract for the new device, and transfer the existing device to UScellular. UScellular recognizes revenue in Equipment and product sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery.

Wireless roaming	UScellular receives roaming revenues when other wireless carriers’ customers use UScellular’s wireless systems. UScellular recognizes revenue in Service revenues when the roaming service is provided.

Wireless Eligible Telecommunications Carrier (ETC) Revenues	Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive support payments from the Universal Service Fund if they provide specified services in “high cost” areas. ETC revenues recognized in the reporting period represent the amounts which UScellular is entitled to receive for such period, as determined and approved in connection with UScellular’s designation as an ETC in various states.

Wireless tower rents	UScellular receives tower rental revenues when another carrier leases tower space on a UScellular owned tower. UScellular recognizes revenue in Service revenues in the period during which the services are provided.

Wireline and cable services	Wireline and cable services include broadband, video and voice services. Revenue is recognized in Service revenues as service is provided to the customer. Wireline and cable services are generally billed and paid in advance on a monthly basis.

Wholesale revenues	Wholesale revenues include network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom’s network, special access services and state and federal support payments, including A-CAM. Wholesale revenues are recorded as the related service is provided.

IT hardware sales	TDS recognizes equipment revenue when it no longer has any requirements to perform, when title has passed and when the products are accepted by the customer.

Hosted and managed services	HMS Service revenues consist of cloud and hosting solutions, managed services, Enterprise Resource Planning (ERP) application management, colocation services, and IT hardware related maintenance and professional services. Revenues related to these services are recognized as services are provided.

Significant Judgments
As a practical expedient, TDS groups similar contracts or similar performance obligations together into portfolios of contracts or performance obligations if doing so does not result in a significant difference from accounting for the individual contracts discretely. TDS applies this grouping method for the following types of transactions: device activation fees, contract acquisition costs, contract fulfillment costs, and certain customer promotions. Contract portfolios are recognized over the respective expected customer lives or terms of the contracts.
Services are deemed to be highly interrelated when the method and timing of transfer and performance risk are the same. Highly interrelated services that are determined to not be distinct have been grouped into a single performance obligation. Each month of services promised is a performance obligation. The series of monthly service performance obligations promised over the course of the contract are combined into a single performance obligation for purposes of the revenue allocation.

Index to Financial Statements and Supplementary Data
TDS has made judgments regarding transaction price, including but not limited to issues relating to variable consideration, time value of money, returns and non-cash consideration. When determined to be significant in the context of the contract, these items are considered in the valuation of transaction price at contract inception or modification, as appropriate.
Multiple Performance Obligations
UScellular and TDS Telecom sell bundled service and equipment offerings. In these instances, TDS recognizes its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof. TDS estimates the standalone selling price of the device or accessory to be its retail price excluding discounts. TDS estimates the standalone selling price of wireless service to be the price offered to customers on month-to-month contracts.
Incentives
Discounts, incentives, and rebates to agents and end customers that are deemed cash are recognized as a reduction of Operating revenues concurrently with the associated revenue.
From time to time, UScellular may offer certain promotions to incentivize customers to switch to, or to purchase additional services from, UScellular. Under these types of promotions, an eligible customer may receive an incentive in the form of a discount off additional services purchased shown as a credit to the customer’s monthly bill. UScellular accounts for the future discounts as material rights at the time of the initial transaction by allocating and deferring revenue based on the relative proportion of the future discounts in comparison to the aggregate initial purchase. The deferred revenue will be recognized as service revenue in future periods.
Amounts Collected from Customers and Remitted to Governmental Authorities
TDS records amounts collected from customers and remitted to governmental authorities on a net basis within a liability account if the amount is assessed upon the customer and TDS merely acts as an agent in collecting the amount on behalf of the imposing governmental authority. If the amount is assessed upon TDS, then amounts collected from customers are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $95 million, $82 million and $78 million for 2021, 2020 and 2019, respectively.
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are point in time.

Year Ended December 31, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[1]	$2,765	$—	$—	$2,765
Inbound roaming	110	—	—	110
Residential	—	641	—	641
Commercial	—	183	—	183
Wholesale	—	178	—	178
Other service	157	—	73	230
Service revenues from contracts with customers	3,032	1,002	73	4,107
Equipment and product sales	1,007	1	105	1,113
Total revenues from contracts with customers[2]	$4,039	$1,003	$178	$5,220

Index to Financial Statements and Supplementary Data

Year Ended December 31, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,686	$—	$—	$2,686
Inbound roaming	152	—	—	152
Residential	—	594	—	594
Commercial	—	194	—	194
Wholesale	—	184	—	184
Other service	152	—	69	221
Service revenues from contracts with customers	2,990	972	69	4,031
Equipment and product sales	970	1	118	1,089
Total revenues from contracts with customers[2]	$3,960	$973	$187	$5,120

Year Ended December 31, 2019	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,650	$—	$—	$2,650
Inbound roaming	174	—	—	174
Residential	—	533	—	533
Commercial	—	205	—	205
Wholesale	—	188	—	188
Other service	137	—	72	209
Service revenues from contracts with customers	2,961	926	72	3,959
Equipment and product sales	987	1	129	1,117
Total revenues from contracts with customers[2]	$3,948	$927	$201	$5,076
Numbers may not foot due to rounding.
1During the third quarter of 2021, UScellular recorded a $9 million out-of-period error related to the timing of recognition of regulatory fee billings. This adjustment had the impact of increasing Service revenue by $9 million in 2021. UScellular determined that this adjustment was not material to any of the periods impacted.
2Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the amounts in this table only include revenue resulting from contracts with customers.
Contract Balances
For contracts that involve multiple element service and equipment offerings, the transaction price is allocated to each performance obligation based on its relative standalone selling price. When payment is collected in advance of delivery of goods or services, a contract liability is recorded. A contract asset is recorded when revenue is recognized in advance of TDS’ right to receive consideration. Once there is an unconditional right to receive the consideration, TDS records such amounts as receivables, and then bills the customer under the terms of the respective contract.
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

Index to Financial Statements and Supplementary Data
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

December 31,	2021	2020
(Dollars in millions)
Contract assets	$10	$13
Contract liabilities	$289	$216

Revenue recognized related to contract liabilities existing at January 1, 2021 was $172 million for the year ended December 31, 2021.
Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of December 31, 2021, and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
2022	$400
2023	174
Thereafter	120
Total	$694
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

December 31,	2021	2020
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$139	$139
Fulfillment costs
Installation costs	10	10
Total contract cost assets	$149	$149
Amortization of contract cost assets was $116 million, $120 million and $126 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.
Note 3 Fair Value Measurements
As of December 31, 2021 and 2020, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

Index to Financial Statements and Supplementary Data
TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	December 31, 2021		December 31, 2020
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,594	$2,753	$2,809
Institutional	2	535	659	535	707
Other	2	944	944	230	230
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes in 2021 and TDS and UScellular Senior Notes in 2020, all of which are traded on the New York Stock Exchange. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of senior term loan credit agreements and receivables securitization agreement. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.31% to 4.40% and 1.35% to 3.75% at December 31, 2021 and 2020, respectively.
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
The following table summarizes equipment installment plan receivables.

December 31,	2021	2020
(Dollars in millions)
Equipment installment plan receivables, gross	$1,085	$1,007
Allowance for credit losses	(72)	(78)
Equipment installment plan receivables, net	$1,013	$929

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$639	$590
Other assets and deferred charges (Non-current portion)	374	339
Equipment installment plan receivables, net	$1,013	$929
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
The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	December 31, 2021					December 31, 2020
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$896	$94	$24	$5	$1,019	$819	$98	$22	$9	$948
Billed — current	40	5	1	1	47	36	5	1	1	43
Billed — past due	10	6	2	1	19	8	5	2	1	16
Total	$946	$105	$27	$7	$1,085	$863	$108	$25	$11	$1,007

Index to Financial Statements and Supplementary Data
The balance of the equipment installment plan receivables as of December 31, 2021 on a gross basis by year of origination were as follows:

	2019	2020	2021	Total
(Dollars in millions)
Lowest Risk	$41	$278	$627	$946
Lower Risk	3	26	76	105
Slight Risk	1	4	22	27
Higher Risk	—	1	6	7
Total	$45	$309	$731	$1,085

Activity for the years ended December 31, 2021 and 2020, in the allowance for credit losses for equipment installment plan receivables was as follows:

	2021	2020
(Dollars in millions)
Allowance for credit losses, beginning of year	$78	$84
Bad debts expense	38	50
Write-offs, net of recoveries	(44)	(56)
Allowance for credit losses, end of year	$72	$78
Note 5 Income Taxes
TDS’ current income taxes balances at December 31, 2021 and 2020, were as follows:

December 31,	2021	2020
(Dollars in millions)
Federal income taxes receivable	$179	$180
Net state income taxes receivable	5	7
Income tax expense (benefit) is summarized as follows:

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Current
Federal	$2	$(175)	$15
State	(21)	4	15
Deferred
Federal	59	179	36
State	(7)	11	(2)
Total income tax expense (benefit)	$33	$19	$64

Index to Financial Statements and Supplementary Data
A reconciliation of TDS’ income tax expense computed at the statutory rate to the reported income tax expense, and the statutory federal income tax rate to TDS’ effective income tax rate is as follows:

Year Ended December 31,	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in millions)
Statutory federal income tax expense and rate	$47	21.0%	$60	21.0%	$44	21.0%
State income taxes, net of federal benefit[1]	(23)	(10.3)	11	4.0	12	5.5
Change in federal valuation allowance[2]	7	3.1	—	—	7	3.1
Loss carryback benefit of CARES Act[3]	—	—	(60)	(21.0)	—	—
Nondeductible compensation	6	2.9	9	3.0	4	1.9
Tax credits	(2)	(0.8)	(2)	(0.6)	(4)	(1.9)
Other differences, net	(2)	(0.8)	1	—	1	0.7
Total income tax expense (benefit) and rate	$33	15.1%	$19	6.4%	$64	30.3%
1State income taxes, net of federal benefit, include changes in unrecognized tax benefits as well as adjustments to state valuation allowances. State taxes in 2021 are a net benefit due primarily to the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years.
2Change in federal valuation allowance is due primarily to interest expense carryforwards from partnership investments that may not be realized.
3The CARES Act provides a 5-year carryback of net operating losses generated in years 2018-2020. As the statutory federal tax rate applicable to certain years within the carryback period is 35%, carryback to those years provides a tax benefit in excess of the current federal statutory rate of 21%.
Significant components of TDS’ deferred income tax assets and liabilities at December 31, 2021 and 2020, were as follows:

December 31,	2021	2020
(Dollars in millions)
Deferred tax assets
Net operating loss (NOL) carryforwards	$226	$183
Lease liabilities	277	257
Asset retirement obligation	101	81
Other	157	109
Total deferred tax assets	761	630
Less valuation allowance	(149)	(158)
Net deferred tax assets	612	472
Deferred tax liabilities
Property, plant and equipment	751	652
Licenses/intangibles	364	287
Partnership investments	155	144
Lease assets	255	235
Other	6	17
Total deferred tax liabilities	1,531	1,335
Net deferred income tax liability	$919	$863

Presented in the Consolidated Balance Sheet as:
Deferred income tax liability, net	$921	$863
Other assets and deferred charges	(2)	—
Net deferred income tax liability	$919	$863
At December 31, 2021, TDS and certain subsidiaries had $3,149 million of state NOL carryforwards (generating a $165 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards expire between 2022 and 2041. TDS and certain subsidiaries had $291 million of federal NOL carryforwards (generating a $61 million deferred tax asset) available to offset future taxable income. The federal NOL carryforwards generally expire between 2022 and 2037, with the exception of federal NOLs generated after 2017, which do not expire. A valuation allowance was established for certain federal and state NOL carryforwards since it is more likely than not that a portion of such carryforwards will expire before they can be utilized.

Index to Financial Statements and Supplementary Data
A summary of TDS' deferred tax asset valuation allowance is as follows:

	2021	2020	2019
(Dollars in millions)
Balance at beginning of year	$158	$152	$135
Charged to Income tax expense	(9)	6	17
Balance at end of year	$149	$158	$152
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020	2019
(Dollars in millions)
Unrecognized tax benefits balance at beginning of year	$54	$49	$49
Additions for tax positions of current year	8	8	8
Additions for tax positions of prior years	—	3	—
Reductions for tax positions of prior years	(3)	(1)	(7)
Reductions for settlements of tax positions	(2)	—	(1)
Reductions for lapses in statutes of limitations	(20)	(5)	—
Unrecognized tax benefits balance at end of year	$37	$54	$49
Unrecognized tax benefits are included in Accrued taxes and Other deferred liabilities and credits in the Consolidated Balance Sheet. If these benefits were recognized at each respective year end period, they would have reduced income tax expense in 2021, 2020 and 2019 by $30 million, $43 million and $39 million, respectively, net of the federal benefit from state income taxes.
TDS recognizes accrued interest and penalties related to unrecognized tax benefits in Income tax expense (benefit). The amounts charged to income tax expense related to interest and penalties resulted in a benefit of $10 million in 2021, and expenses of $2 million and $3 million in 2020 and 2019, respectively. Net accrued liabilities for interest and penalties were $13 million and $23 million at December 31, 2021 and 2020, respectively, and are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
TDS and its subsidiaries file federal and state income tax returns. With limited exceptions, TDS is no longer subject to federal and state income tax audits for the years prior to 2018.
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

Index to Financial Statements and Supplementary Data
The amounts used in computing basic and diluted earnings per share attributable to TDS common shareholders were as follows:

Year Ended December 31,	2021	2020	2019
(Dollars and shares in millions, except per share amounts)
Net income attributable to TDS common shareholders used in basic earnings per share	$117	$226	$121
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(1)	(3)	(1)
Net income attributable to TDS common shareholders used in diluted earnings per share	$116	$223	$120

Weighted average number of shares used in basic earnings per share:
Common Shares	108	107	107
Series A Common Shares	7	7	7
Total	115	114	114

Effects of dilutive securities	1	1	2
Weighted average number of shares used in diluted earnings per share	116	115	116

Basic earnings per share attributable to TDS common shareholders	$1.03	$1.97	$1.06

Diluted earnings per share attributable to TDS common shareholders	$1.00	$1.93	$1.03
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 4 million shares, 5 million shares and 2 million shares for 2021, 2020 and 2019, respectively.
Note 7 Intangible Assets
Licenses
TDS reviews attractive opportunities to acquire additional wireless spectrum, including pursuant to FCC auctions. TDS also may seek to divest outright or exchange wireless spectrum that is not strategic to its long-term success. Prior to 2009, TDS accounted for UScellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS’ Licenses. Consequently, UScellular's Licenses on a stand-alone basis do not equal the TDS consolidated Licenses related to UScellular. Activity related to TDS' Licenses is presented below.

	UScellular	TDS Telecom	Total
(Dollars in millions)
Balance at December 31, 2019	$2,475	$5	$2,480
Acquisitions	171	—	171
Divestitures	(18)	—	(18)
Capitalized interest	5	—	5
Balance at December 31, 2020	2,633	5	2,638
Acquisitions	1,464	—	1,464
Transferred to Assets held for sale	(18)	—	(18)
Capitalized interest	13	—	13
Balance at December 31, 2021	$4,092	$5	$4,097
Auction 103
In March 2020, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 237 wireless spectrum licenses in the 37, 39 and 47 GHz bands (Auction 103) for $146 million. UScellular paid $5 million of this amount in 2019 and the remainder in 2020. In June 2020, the wireless spectrum licenses from Auction 103 were granted by the FCC.

Index to Financial Statements and Supplementary Data
Auction 107
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
Auction 110
In January 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 380 wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110) for $580 million. UScellular paid $20 million of this amount in 2021 and the remainder in January and February 2022. The advance payment is included in Other assets and deferred charges in the December 31, 2021 Consolidated Balance Sheet. The wireless spectrum licenses from Auction 110 are expected to be granted by the FCC in 2022.
Goodwill
The Goodwill balance of TDS Telecom was $547 million at both December 31, 2021 and 2020. Accumulated impairment losses in prior periods were $29 million for TDS Telecom.

Other intangible assets
Activity related to TDS' Other intangible assets is presented below.

	December 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
(Dollars in millions)
Franchise rights	$255	$(68)	$187	$255	$(51)	$204
Customer lists and Trade name	27	(23)	4	29	(20)	9
Other	6	—	6	—	—	—
Total	$288	$(91)	$197	$284	$(71)	$213
Amortization expense for intangible assets was $21 million, $26 million and $24 million for the years ended December 31, 2021, 2020 and 2019, respectively. Based on the current balance of finite-lived intangible assets, the estimated amortization expense is $20 million, $20 million, $17 million, $17 million and $17 million for the years 2022 through 2026, respectively.
Note 8 Investments in Unconsolidated Entities
Investments in unconsolidated entities consist of amounts invested in entities in which TDS holds a noncontrolling interest. TDS' Investments in unconsolidated entities are accounted for using either the equity method or measurement alternative method as shown in the table below. The carrying value of measurement alternative method investments represents cost minus any impairments plus or minus any observable price changes.

December 31,	2021	2020
(Dollars in millions)
Equity method investments:
Capital contributions, loans, advances and adjustments	$115	$115
Cumulative share of income	2,460	2,278
Cumulative share of distributions	(2,118)	(1,937)
Total equity method investments	457	456
Measurement alternative method investments	22	21
Total investments in unconsolidated entities	$479	$477

Index to Financial Statements and Supplementary Data
The following tables, which are based on unaudited information provided in part by third parties, summarize the combined assets, liabilities and equity, and results of operations of TDS’ equity method investments:

December 31,	2021	2020
(Dollars in millions)
Assets
Current	$1,257	$1,232
Noncurrent	6,189	5,908
Total assets	$7,446	$7,140

Liabilities and Equity
Current liabilities	$710	$646
Noncurrent liabilities	1,260	1,124
Partners’ capital and shareholders’ equity	5,476	5,370
Total liabilities and equity	$7,446	$7,140

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Results of Operations
Revenues	$7,127	$6,702	$6,929
Operating expenses	5,152	4,753	5,043
Operating income	1,975	1,949	1,886
Other income (expense), net	14	13	(24)
Net income	$1,989	$1,962	$1,862
Note 9 Property, Plant and Equipment
TDS’ Property, plant and equipment in service and under construction, and related accumulated depreciation and amortization, as of December 31, 2021 and 2020, were as follows:

December 31,	Useful Lives (Years)	2021	2020
(Dollars in millions)
Land	N/A	$62	$56
Buildings	5-40	541	533
Leasehold and land improvements	1-30	1,476	1,404
Cable and wire	15-40	2,403	2,195
Network and switching equipment	3-10	2,671	2,634
Cell site equipment	7-25	4,150	4,017
Office furniture and equipment	3-10	346	394
Other operating assets and equipment	1-12	176	189
System development	1-7	1,864	1,709
Work in process	N/A	576	528
Total property, plant and equipment, gross		14,265	13,659
Accumulated depreciation and amortization		(9,904)	(9,687)
Total property, plant and equipment, net		$4,361	$3,972
Depreciation and amortization expense totaled $851 million, $862 million and $890 million in 2021, 2020 and 2019, respectively. In 2021, 2020 and 2019, (Gain) loss on asset disposals, net included charges of $26 million, $27 million and $12 million, respectively, related to disposals of assets, trade-ins of older assets for replacement assets and other retirements of assets from service in the normal course of business.
Note 10 Leases
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

Index to Financial Statements and Supplementary Data
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
Variable lease expense occurs when, subsequent to the lease commencement, lease payments are made that were not originally included in the lease liability calculation. TDS’ variable lease payments are primarily a result of leases with escalations that are tied to an index. The incremental changes due to the index changes are recorded as variable lease expense and are not included in the right-of-use assets or lease liabilities.
The identified lease term determines the periods to which expense is allocated and also has a significant impact on the right-of-use asset and lease liability calculations. Many of TDS’ leases include renewal and early termination options. At lease commencement, the lease terms include options to extend the lease when TDS is reasonably certain that it will exercise the options. The lease terms do not include early termination options unless TDS is reasonably certain to exercise the options. Certain asset classes have similar lease characteristics; therefore, TDS has applied the portfolio approach for lease term recognition for its tower space, retail, and certain ground lease asset classes.
The following table shows the components of lease cost included in the Consolidated Statement of Operations:

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Operating lease cost	$198	$184	$177
Variable lease cost	10	11	8
Total	$208	$195	$185
The following table shows supplemental cash flow information related to lease activities:

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$204	$188	$172
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$188	$157	$132
The table below shows a weighted-average analysis for lease terms and discount rates for operating leases:

December 31,	2021	2020
Weighted Average Remaining Lease Term	12 years	12 years
Weighted Average Discount Rate	3.8%	4.1%
The maturities of lease liabilities are as follows:

Operating Leases
(Dollars in millions)
2022	$178
2023	178
2024	156
2025	129
2026	96
Thereafter	713
Total lease payments[1]	$1,450
Less: Imputed interest	349
Present value of lease liabilities	$1,101
1    Lease payments exclude $34 million of legally binding lease payments for leases signed but not yet commenced.

Index to Financial Statements and Supplementary Data
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
The identified lease term determines the periods to which revenue is allocated over the term of the lease. Many of TDS’ leases include renewal and early termination options. At lease commencement, lease terms include options to extend the lease when TDS is reasonably certain that lessees will exercise the options. Lease terms would not include periods after the date of a termination option that lessees are reasonably certain to exercise.
Variable lease income occurs when, subsequent to the lease commencement, lease payments are received that were not originally included in the lease receivable calculation. TDS’ variable lease income is primarily a result of leases with escalations that are tied to an index. The incremental increases due to the index changes are recorded as variable lease income.
The following table shows the components of lease income which are included in Service revenues in the Consolidated Statement of Operations:

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Operating lease income[1]	$109	$105	$100
1    During the third quarter of 2019, TDS recorded an out-of-period adjustment attributable to 2009 through the second quarter of 2019 due to errors in the timing of recognition of revenue for certain tower leases. This out-of-period adjustment had the impact of increasing operating lease income by $5 million for the year ended December 31, 2019. TDS determined that this adjustment was not material to any of the periods impacted.
The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
2022	$87
2023	84
2024	58
2025	37
2026	19
Thereafter	30
Total future lease maturities	$315
Note 11 Asset Retirement Obligations
UScellular is subject to asset retirement obligations associated with its leased cell sites, switching office sites, retail store sites and office locations. Asset retirement obligations generally include obligations to restore leased land, towers, retail store and office premises to their pre-lease conditions.
TDS Telecom owns poles, cable and wire and certain buildings and also leases office space and property used for housing central office switching equipment and fiber cable. These assets and leases often have removal or remediation requirements associated with them. For example, TDS Telecom’s poles, cable and wire are often located on property that is not owned by TDS Telecom and may be subject to the provisions of easements, permits, or leasing arrangements. Pursuant to the terms of the permits, easements, or leasing arrangements, TDS Telecom is often required to remove these assets and return the property to its original condition at a future date.
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
In 2021 and 2020, UScellular and TDS Telecom performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the reviews and other changes in asset retirement obligations during 2021 and 2020, were as follows:

	2021	2020
(Dollars in millions)
Balance at beginning of year	$377	$342
Additional liabilities accrued	28	5
Revisions in estimated cash outflows	42	11
Disposition of assets	(1)	(1)
Accretion expense	23	20
Balance at end of year	$469	$377

Index to Financial Statements and Supplementary Data
Note 12 Debt
Revolving Credit Agreements
At December 31, 2021, TDS and UScellular had revolving credit agreements available for general corporate purposes. Amounts under the revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026.
The following table summarizes the revolving credit agreements as of December 31, 2021:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$400	$300
Letters of credit outstanding	$1	$—
Amount borrowed	$—	$—
Amount available for use	$399	$300
Borrowings under the TDS revolving credit agreement bear interest at a rate of London Inter-bank Offered Rate (LIBOR) plus 1.50%. Borrowings under the UScellular revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%. TDS and UScellular may select a borrowing period of either one, two, three or six months (or other period of twelve months or less if requested by TDS or UScellular and approved by the lenders). TDS’ and UScellular’s credit spread and commitment fees on their revolving credit agreements may be subject to increase if their current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised.
In connection with UScellular’s revolving credit agreement, TDS and UScellular entered into a subordination agreement together with the administrative agent for the lenders under UScellular’s revolving credit agreement. Pursuant to this subordination agreement, (a) any consolidated funded indebtedness from UScellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness from UScellular to TDS (other than “refinancing indebtedness” as defined in the subordination agreement) in excess of $105 million and (ii) refinancing indebtedness in excess of $250 million will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under UScellular’s revolving credit agreement. As of December 31, 2021, UScellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to the revolving credit agreement pursuant to the subordination agreement.
The continued availability of the revolving credit agreements requires TDS and UScellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and make representations regarding certain matters at the time of each borrowing.
The revolving credit agreements include the following financial covenants:
▪Consolidated Interest Coverage Ratio may not be less than 3.00 to 1.00 as of the end of any fiscal quarter.
▪Consolidated Leverage Ratio may not be greater than 3.75 to 1.00 as of the end of any fiscal quarter.

Certain TDS and UScellular wholly-owned subsidiaries have jointly and severally unconditionally guaranteed the payment and performance of the obligations of TDS and UScellular under the revolving credit agreements. Other subsidiaries that meet certain criteria will be required to provide a similar guaranty in the future. TDS and UScellular believe that they were in compliance with all of the financial and other covenants and requirements set forth in their revolving credit agreements as of December 31, 2021.
In January 2022, UScellular borrowed $75 million under its revolving credit agreement and in February 2022, repaid the entire borrowing.
Term Loan Agreements
At December 31, 2021, TDS and UScellular had senior term loan credit agreements available for general corporate purposes.
The following table summarizes the term loan credit agreements as of December 31, 2021:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$500	$800
Amount borrowed and outstanding	$200	$299
Amount borrowed and repaid	$—	$1
Amount available for use	$300	$500

Index to Financial Statements and Supplementary Data
In July 2021, TDS amended and restated its term loan agreement to allow for an additional $300 million of borrowing capacity. Principal reductions on the existing borrowings are due and payable in quarterly installments of $0.5 million beginning in December 2021. Amounts borrowed under the existing term loan agreement will bear interest at a rate of LIBOR plus 2.00% and are due and payable in July 2028. Borrowings under the additional $300 million borrowing capacity may be drawn in one or more advances by the one-year anniversary of the date of the agreement which is July 30, 2022; amounts not drawn by that time will cease to be available. Borrowings bear interest at a rate of LIBOR plus 2.50% and are due and payable in July 2031. Principal reductions on any new borrowings will be due and payable in quarterly installments beginning in December 2022 at a rate of 0.25% of the initial outstanding principal balance through September 2026 and at a rate of 0.625% of the initial outstanding principal balance from December 2026 through the maturity date. In January 2022, TDS borrowed $150 million under the term loan agreement.
In July 2021, UScellular amended and restated its term loan agreement to allow for an additional $200 million of borrowing capacity. Principal reductions on the existing borrowings are due and payable in quarterly installments of $0.75 million beginning in December 2021. Amounts borrowed under the existing term loan agreement will bear interest at a rate of SOFR plus 2.10% and are due and payable in July 2028. Borrowings under the additional $200 million borrowing capacity may be drawn in one or more advances by the one-year anniversary of the date of the agreement which is July 30, 2022; amounts not drawn by that time will cease to be available. Borrowings bear interest at a rate of SOFR plus 2.60% and are due and payable in July 2031. Principal reductions on any new borrowings will be due and payable in quarterly installments beginning in December 2022 at a rate of 0.25% of the initial outstanding principal balance through September 2026 and at a rate of 0.625% of the initial outstanding principal balance from December 2026 through the maturity date. In January 2022, UScellular borrowed $100 million under the term loan agreement.
In December 2021, UScellular entered into an additional $300 million term loan agreement. The agreement may be drawn in one or more advances by the three-month anniversary of the date of the agreement which is March 9, 2022; amounts not drawn by that time will cease to be available. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable in July 2026. Principal reductions on any borrowings will be due and payable in quarterly installments beginning in March 2023 at a rate of 0.625% of the initial outstanding principal balance through December 2023; at a rate of 1.25% of the initial outstanding principal balance from March 2024 through December 2025; and at a rate of 2.50% of the initial outstanding principal balance from March 2026 through the maturity date. In February 2022, UScellular borrowed $225 million under the term loan agreement.
In connection with UScellular’s term loan credit agreements, TDS and UScellular entered into subordination agreements together with the administrative agent for the lenders under UScellular’s term loan credit agreements, which is substantially the same as the subordination agreement for UScellular as described above under the “Revolving Credit Agreements.” As of December 31, 2021, UScellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to the term loan agreements pursuant to these subordination agreements.
The senior term loan credit agreements contain financial covenants and subsidiary guarantees that are consistent with the revolving credit agreements described above. TDS and UScellular believe that they were in compliance with all of the financial and other covenants and requirements set forth in their term loan credit agreements as of December 31, 2021.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) equipment imported from Canada, including equipment purchased prior to entering the term loan credit facility agreement. The agreement may be drawn in one or more advances by the three-month anniversary of the date of the agreement which is March 17, 2022; amounts not drawn by that time will cease to be available. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. As of December 31, 2021, there were no outstanding borrowings under the credit facility and the unused borrowing capacity was $150 million. In January 2022, UScellular borrowed $150 million under the agreement.
In connection with UScellular export credit financing agreement, TDS and UScellular entered into a subordination agreement together with the administrative agent for the lenders under UScellular’s export credit financing agreement, which is substantially the same as the subordination agreement for UScellular as described above under the “Revolving Credit Agreements.” As of December 31, 2021, UScellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to the export credit financing agreement pursuant to this subordination agreement.
The export credit financing agreement contains financial covenants and subsidiary guarantees that are consistent with the revolving credit agreements described above. TDS believes that UScellular was in compliance with all of the financial and other covenants and requirements set forth in their export credit financing agreement as of December 31, 2021.
Receivables Securitization Agreement
At December 31, 2021, UScellular, through its subsidiaries, had a receivables securitization agreement for securitized borrowings using its equipment installment receivables for general corporate purposes. In June 2021, UScellular increased the borrowing capacity under the receivables securitization agreement to $450 million. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until maturity in December 2022. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in January 2023. UScellular intends to extend the maturity date of the facility. The outstanding borrowings bear interest at floating rates. As of December 31, 2021, UScellular has borrowed the full amount available under the agreement of $450 million. As of December 31, 2021, the USCC Master Note Trust held $638 million of assets available to be pledged as collateral for the receivables securitization agreement.

Index to Financial Statements and Supplementary Data
In connection with entering into the receivables securitization agreement in 2017, UScellular formed a wholly-owned subsidiary, USCC Master Note Trust (Trust), which qualifies as a bankruptcy remote entity. Under the terms of the agreement, UScellular, through its subsidiaries, transfers eligible equipment installment receivables to the Trust. The Trust then utilizes the transferred assets as collateral for notes payables issued to third party financial institutions. Since UScellular retains effective control of the transferred assets in the Trust, any activity associated with this receivables securitization agreement will be treated as a secured borrowing. Therefore, TDS will continue to report equipment installment receivables and any related balances on the Consolidated Balance Sheet. Cash received from borrowings under the receivables securitization agreement will be reported as Debt. Refer to Note 15 — Variable Interest Entities for additional information.
UScellular entered into a performance guaranty whereby UScellular guarantees the performance of certain wholly-owned subsidiaries of UScellular under the receivables securitization agreement.
The continued availability of the receivables securitization agreement requires UScellular to comply with certain negative and affirmative covenants, maintain certain financial ratios and provide representations on certain matters at the time of each borrowing. The covenants include the same financial covenants for UScellular as described above under the “Revolving Credit Agreements.” TDS believes that UScellular was in compliance as of December 31, 2021, with all of the financial covenants and requirements set forth in its receivables securitization agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction form involves the sale of receivables by the repo subsidiary and the commitment to repurchase at the end of the applicable repurchase term, which may extend up to one month. The transaction is accounted for as a one-month secured borrowing. The outstanding borrowings bear interest at a rate of SOFR plus 1.25%. Although the lender holds a security interest in the receivables, the repo subsidiary retains effective control of the receivables, and therefore, any activity associated with the repurchase agreement will be treated as a secured borrowing. UScellular will continue to report equipment installment plan receivables and any related balances on the Consolidated Balance Sheet. The expiration date of the repurchase agreement is in January 2023. As of January 31, 2022, UScellular held $455 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement. In February 2022, the repo subsidiary borrowed $60 million under the repurchase agreement.
UScellular entered into a performance guaranty whereby UScellular guarantees the performance of the repo subsidiary under the repurchase agreement.

Index to Financial Statements and Supplementary Data
Other Long-Term Debt
Long-term debt as of December 31, 2021 and 2020, was as follows:

					December 31, 2021			December 31, 2020
	Issuance date	Redemption date	Maturity date	Call date (any time on or after)	Principal Amount	Less Unamortized discount and debt issuance costs	Total	Principal Amount	Less Unamortized discount and debt issuance costs	Total
(Dollars in millions)
TDS Unsecured Senior Notes
6.625%	Mar 2005	Sep 2021	Mar 2045	Mar 2010	$—	$—	$—	$116	$3	$113
6.875%	Nov 2010	May 2021	Nov 2059	Nov 2015	—	—	—	225	7	218
7.000%	Mar 2011	May 2021	Mar 2060	Mar 2016	—	—	—	300	9	291
5.875%	Dec 2012	Oct 2021	Dec 2061	Dec 2017	—	—	—	195	7	188
UScellular Unsecured Senior Notes
6.700%	Dec 2003 and June 2004		Dec 2033	Dec 2003 and June 2004	$544	$12	$532	$544	$13	$531
6.950%	May 2011	Sep 2021	May 2060	May 2016	—	—	—	342	11	331
7.250%	Dec 2014	May 2021	Dec 2063	Dec 2019	—	—	—	275	10	265
7.250%	Nov 2015	Jun 2021	Dec 2064	Dec 2020	—	—	—	300	10	290
6.250%	Aug 2020		Sep 2069	Sep 2025	500	17	483	500	17	483
5.500%	Dec 2020		Mar 2070	Mar 2026	500	17	483	500	17	483
5.500%	May 2021		Jun 2070	Jun 2026	500	16	484	—	—	—
UScellular Term Loan					299	3	296	83	3	80
TDS Term Loan					200	2	198	125	2	123
EIP Securitization					450	—	450	25	—	25
Finance lease obligations					7	—	7	7	—	7
Other long-term notes					1	—	1	1	—	1
Total long-term debt					$3,001	$67	$2,934	$3,538	$109	$3,429
Long-term debt, current							$6			$5
Long-term debt, noncurrent							$2,928			$3,424
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
TDS and UScellular redeemed outstanding Senior Notes in 2021. At time of redemption, $57 million of interest expense was recorded related to unamortized debt issuance costs for the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.
UScellular may redeem its 6.25% Senior Notes, 5.5% March 2070 Senior Notes and 5.5% June 2070 Senior Notes, in whole or in part at any time after the respective call date, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. UScellular may redeem the 6.7% Senior Notes, in whole or in part, at any time prior to maturity at a redemption price equal to the greater of (a) 100% of the principal amount of such notes, plus accrued and unpaid interest, or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 30 basis points.
Interest on the Senior Notes outstanding at December 31, 2021, is payable quarterly, with the exception of UScellular's 6.7% Senior Notes for which interest is payable semi-annually.

Index to Financial Statements and Supplementary Data
The annual requirements for principal payments on long-term debt are approximately $6 million, $6 million, $5 million, $5 million and $5 million for the years 2022 through 2026, respectively. These amounts do not include payments on the $450 million of outstanding borrowings under the receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in January 2023. Principal repayments are not scheduled but are instead based on actual receivable collections. UScellular intends to extend the maturity date of the facility.
The covenants associated with TDS and its subsidiaries’ long-term debt obligations, among other things, restrict TDS’ ability, subject to certain exclusions, to incur additional liens, enter into sale and leaseback transactions, and sell, consolidate or merge assets.
UScellular’s long-term debt notes do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in UScellular’s credit rating.
Note 13 Employee Benefit Plans
Defined Contribution Plans
TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for certain employees of TDS Corporate, TDS Telecom and UScellular. Under this plan, pension costs are calculated separately for each participant and are funded annually. Total pension costs were $16 million, $16 million and $17 million in 2021, 2020 and 2019, respectively. In addition, TDS sponsors a defined contribution retirement savings plan (401(k) plan). Total costs incurred from TDS’ contributions to the 401(k) plan were $27 million, $27 million and $25 million in 2021, 2020 and 2019, respectively.
TDS also sponsors an unfunded nonqualified deferred supplemental executive retirement plan for certain employees to offset the reduction of benefits caused by the limitation on annual employee compensation under the tax laws.
Other Post-Retirement Benefits
TDS sponsors a defined benefit post-retirement plan that provides medical benefits to retirees and that covers certain employees of TDS Corporate and TDS Telecom, which is not significant to TDS’ financial position or operating results. The plan is contributory, with retiree contributions adjusted annually. TDS recognizes the funded status of the plan as a component of Other assets and deferred charges in the Consolidated Balance Sheet as of December 31, 2021 and 2020. Changes in the funded status are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet before affecting such amounts for income taxes to the extent that such changes are not recognized in earnings as a component of net periodic benefit cost.
The post-retirement benefit fund invests mainly in mutual funds that hold U.S. equities, international equities, and debt securities. The post-retirement benefit fund does not hold any debt or equity securities issued by TDS, UScellular or any related parties. The fair value of the plan assets of the post-retirement benefit fund was $77 million and $69 million as of December 31, 2021 and 2020, respectively. The total plan benefit obligations were $54 million and $57 million as of December 31, 2021 and 2020, respectively. Therefore, the total funded status was an asset of $23 million and $12 million as of December 31, 2021 and 2020, respectively.
TDS is not required to set aside current funds for its future retiree health insurance benefits. The decision to contribute to the plan assets is based upon several factors, including the funded status of the plan, market conditions, alternative investment opportunities, tax benefits and other circumstances. In accordance with applicable income tax regulations, annual contributions to fund the costs of future retiree medical benefits may not exceed certain thresholds. TDS has not determined whether it will make a contribution to the plan in 2022.
Note 14 Commitments and Contingencies
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

Index to Financial Statements and Supplementary Data
TDS had no accrual with respect to legal proceedings and unasserted claims as of December 31, 2021. TDS accrued less than $1 million with respect to legal proceedings and unasserted claims as of December 31, 2020. TDS is unable to estimate any contingent loss in excess of the amounts accrued.
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
Note 15 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. TDS reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2021.
UScellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the Trust, collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, UScellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of UScellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that UScellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, UScellular is deemed to have a controlling financial interest in the SPEs and, therefore, consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables. Refer to Note 12 — Debt, Receivables Securitization Agreement for additional details regarding the securitization agreement for which these entities were established.
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

Index to Financial Statements and Supplementary Data
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

December 31,	2021	2020
(Dollars in millions)
Assets
Cash and cash equivalents	$22	$18
Short-term investments	—	3
Accounts receivable	692	638
Inventory, net	2	3
Other current assets	44	21
Licenses	637	637
Property, plant and equipment, net	108	99
Operating lease right-of-use assets	42	37
Other assets and deferred charges	382	347
Total assets	$1,929	$1,803

Liabilities
Current liabilities	$28	$26
Long-term operating lease liabilities	37	34
Other deferred liabilities and credits	23	19
Total liabilities[1]	$88	$79
1Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 12 – Debt for additional information.
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
TDS’ total investment in these unconsolidated entities was $4 million and $5 million at December 31, 2021 and 2020, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $36 million, $111 million and $255 million during 2021, 2020 and 2019, respectively; of which $83 million in 2020 and $214 million in 2019 are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
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

Index to Financial Statements and Supplementary Data
Note 16 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Net income attributable to TDS shareholders	$156	$226	$121
Transfers (to) from noncontrolling interests
Change in TDS’ Capital in excess of par value from UScellular's issuance of UScellular shares	(49)	(38)	(23)
Change in TDS’ Capital in excess of par value from UScellular’s repurchases of UScellular shares	17	14	6
Purchase of ownership in subsidiaries from noncontrolling interests	—	(9)	—
Net transfers (to) from noncontrolling interests	(32)	(33)	(17)
Net income attributable to TDS shareholders after transfers (to) from noncontrolling interests	$124	$193	$104
Mandatorily Redeemable Noncontrolling Interests in Finite-Lived Subsidiaries
TDS’ consolidated financial statements include certain noncontrolling interests that meet the GAAP definition of mandatorily redeemable financial instruments. These mandatorily redeemable noncontrolling interests represent interests held by third parties in consolidated partnerships, where the terms of the underlying partnership agreement provide for a defined termination date at which time the assets of the subsidiary are to be sold, the liabilities are to be extinguished and the remaining net proceeds are to be distributed to the noncontrolling interest holders and TDS in accordance with the respective partnership agreements. The termination dates of these mandatorily redeemable noncontrolling interests range from 2085 to 2092.
The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships on December 31, 2021, net of estimated liquidation costs, is $21 million. This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships at December 31, 2021, was $6 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.
Note 17 Shareholders’ Equity
Common Stock
Series A Common Shares are convertible on a share-for-share basis into Common Shares. In matters other than the election of directors, each Series A Common Share is entitled to ten votes per share, compared to one vote for each Common Share. The Series A Common Shares are entitled to elect eight directors, and the Common Shares elect four. TDS has reserved 7,331,000 Common Shares at December 31, 2021, for possible issuance upon conversion of Series A Common Shares.
On August 2, 2013, the Board of Directors of TDS authorized a $250 million stock repurchase program for the purchase of TDS Common Shares from time to time pursuant to open market purchases, block transactions, private purchases or otherwise, depending on market conditions. This authorization does not have an expiration date. As of December 31, 2021, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $177 million.
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. As of December 31, 2021, the total cumulative amount of Common Shares authorized to be purchased is 3,517,000. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date.

Index to Financial Statements and Supplementary Data
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
Dividends on the Preferred Shares, when declared, are payable quarterly at a rate equal to 6.625% per year for the Series UU Preferred Shares and 6.000% for the Series VV Preferred Shares. As of December 31, 2021, there were no dividends in arrears. The Preferred Shares rank senior to TDS’ Common Shares and junior to all of TDS’ existing and future indebtedness outstanding under TDS’ credit facilities and unsecured senior notes. The Series VV Preferred Shares rank on parity with the Series UU Preferred Shares. Upon voluntary or involuntary liquidation, holders of Preferred Shares are entitled to a liquidating distribution of $25,000 per Preferred Share after satisfaction of liabilities and obligations to creditors. The Preferred Shares have voting rights only if certain limited conditions are met.
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
Tax-Deferred Savings Plan
At December 31, 2021,TDS has reserved 90,000 Common Shares for issuance under the TDS Tax-Deferred Savings Plan, a qualified profit‑sharing plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. Participating employees have the option of investing their contributions and TDS’ contributions in a TDS Common Share fund, a UScellular Common Share fund or certain unaffiliated funds.

Index to Financial Statements and Supplementary Data
Note 18 Stock-Based Compensation
TDS Consolidated
The following table summarizes stock-based compensation expense recognized during 2021, 2020 and 2019:

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Stock option awards	$2	$3	$3
Restricted stock unit awards	29	30	33
Performance share unit awards	16	17	21
Deferred compensation bonus and matching stock unit awards	—	1	—
Awards under Non-Employee Director compensation plan	2	2	2
Total stock-based compensation, before income taxes	49	53	59
Income tax benefit	(12)	(13)	(15)
Total stock-based compensation expense, net of income taxes	$37	$40	$44
At December 31, 2021, unrecognized compensation cost for all stock‑based compensation awards was $60 million and is expected to be recognized over a weighted average period of 2.1 years.
The following table provides a summary of the classification of stock-based compensation expense included in the Consolidated Statement of Operations for the years ended:

December 31,	2021	2020	2019
(Dollars in millions)
Selling, general and administrative expense	$44	$48	$54
Cost of services expense	5	5	5
Total stock-based compensation expense	$49	$53	$59
TDS’ tax benefits realized from the exercise of stock options and the vesting of other awards totaled $15 million in 2021.
TDS (Excluding UScellular)
The information in this section relates to stock‑based compensation plans using the equity instruments of TDS. Participants in these plans are employees of TDS Corporate and TDS Telecom and Non-employee Directors of TDS. Information related to plans using the equity instruments of UScellular are shown in the UScellular section following the TDS section.
Under the TDS Long-Term Incentive Plans, TDS may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees.
TDS had reserved 16,350,000 Common Shares at December 31, 2021, for equity awards granted and to be granted under the TDS Long-Term Incentive Plans in effect. At December 31, 2021, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
TDS has also established a Non-Employee Directors’ compensation plan under which it has reserved 132,000 TDS Common Shares at December 31, 2021, for issuance as compensation to members of the Board of Directors who are not employees of TDS.
TDS uses treasury stock to satisfy requirements for shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plan – Stock Options
Stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to three years from the date of grant. Stock options outstanding at December 31, 2021, expire between 2022 and 2031. However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement. Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of options equals the market value of TDS common stock on the date of grant.

Index to Financial Statements and Supplementary Data
TDS estimated the fair value of stock options granted in 2021, 2020 and 2019 using the Black-Scholes valuation model and the assumptions shown in the table below:

	2021	2020	2019
Expected life	6.3 years	6.2 years	6.2 years
Expected annual volatility rate	36.6%	35.0%	29.0%
Dividend yield	2.8%	3.6%	2.1%
Risk-free interest rate	1.1%	0.5%	2.4%
Pre-vesting forfeitures and expected life are estimated based on historical experience related to similar awards, giving considerations to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. TDS believes that its historical experience provides the best estimates of future pre-vesting forfeitures and future expected life. The expected volatility assumption is based on historical volatility of TDS’ common stock over a period commensurate with the expected life. The dividend yield assumption is equal to the dividends declared in the most recent year as a percentage of the share price on the date of grant. The risk-free interest rate assumption is determined using the U.S. Treasury Yield Curve Rate with a term length that approximates the expected life of the stock options.
A summary of TDS stock options (total and portion exercisable) and changes during 2021 is presented in the tables and narrative below.

Common Share Options	Number of Options	Weighted Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	4,286,000	$25.94
Granted	289,000	$25.36
Exercised	(23,000)	$21.54
Forfeited	(6,000)	$23.75
Expired	(458,000)	$29.73
Outstanding at December 31, 2021	4,088,000	$25.50	$—	4.2
(3,264,000 exercisable)		$25.91	$—	3.1
The weighted average grant date fair value per share of the TDS stock options granted in 2021, 2020 and 2019 was $6.86, $4.24 and $7.70, respectively. The aggregate intrinsic value of TDS stock options exercised in 2021 and 2019 was less than $1 million and $7 million, respectively. There were no TDS stock options exercised in 2020. The aggregate intrinsic value at December 31, 2021, presented in the table above represents the total pre-tax intrinsic value (the difference between TDS’ closing stock prices and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all options been exercised on December 31, 2021.
Long-Term Incentive Plans – Restricted Stock Units
TDS also grants restricted stock unit awards to key employees. Each outstanding restricted stock unit is convertible into one Common Share Award. The restricted stock unit awards currently outstanding were granted in 2019, 2020 and 2021 and will vest in 2022, 2023 and 2024, respectively.
TDS estimates the fair value of restricted stock units by reducing the grant-date price of TDS’ shares by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate, since employees are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
A summary of TDS nonvested restricted stock units and changes during 2021 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	1,496,000	$22.26
Granted	580,000	$23.34
Vested	(451,000)	$23.69
Forfeited	(33,000)	$22.08
Nonvested at December 31, 2021	1,592,000	$22.25

Index to Financial Statements and Supplementary Data
The total fair values as of the respective vesting dates of restricted stock units vested during 2021, 2020 and 2019 were $11 million, $7 million and $11 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2021, 2020 and 2019 was $23.34, $17.19 and $28.81, respectively.
Long-Term Incentive Plans – Performance Share Units
Beginning in 2016, TDS granted performance share units to certain TDS executive officers, and beginning in 2019, to certain key TDS Corporate and TDS Telecom employees. Each recipient may be entitled to shares of TDS common stock equal to 0% to 200% of a communicated target award depending on the achievement of predetermined performance-based and market-based operating targets over three years. Performance-based operating targets for the TDS awards include Total Revenue and Return on Capital. Market-based operating targets are measured against TDS’ total shareholder return relative to a defined peer group. Performance-based operating targets for the TDS Telecom employees' awards include Total Revenue, Return on Capital and Adjusted EBITDA. Performance shares accumulate dividend equivalents, which are forfeitable if the performance metrics are not achieved. If the predetermined performance-based and market-based operating targets are met, the units granted in 2019, 2020 and 2021 will vest in 2022, 2023 and 2024, respectively.
TDS estimates fair value of performance-based operating targets using TDS’ closing stock price on the date of grant. An estimate of the number of performance units expected to vest based upon achieving the performance-based operating targets is made and the fair value is expensed on a straight-line basis over the requisite service period. Each reporting period these estimates are reviewed and stock compensation expense is adjusted accordingly to reflect the new estimates of total units expected to vest. If any part of the performance share units do not vest as a result of the established performance-based operating targets not being achieved, the related stock compensation expense is reversed.
TDS estimates the market-based operating target’s fair value using an internally developed valuation model. This estimated fair value approximated TDS’ closing stock price at the date of grant for market-based share units granted in 2021, 2020 and 2019. This market-based operating target value determined at the date of grant is expensed on a straight-line basis over the requisite service period and the stock compensation expense is not adjusted during the performance period for the subsequent changes in the value of the market-based unit awards and will not be reversed even if the market-based operating target is not achieved.
A summary of TDS nonvested performance share units and changes during 2021 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	924,000	$23.18
Granted	303,000	$25.36
Vested	(152,000)	$25.70
Change in units based on approved performance factors	38,000	$25.70
Forfeited	(61,000)	$24.36
Accumulated dividend equivalents	33,000	$23.29
Nonvested at December 31, 2021	1,085,000	$23.46
The total fair value of performance share units that vested during 2021, 2020 and 2019 was $3 million, $2 million and $4 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2021, 2020 and 2019 was $25.36, $19.15 and $30.72, respectively.
Long-Term Incentive Plans – Deferred Compensation Stock Units
Certain TDS employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred. All bonus compensation that is deferred by employees electing to participate is immediately vested and is deemed to be invested in TDS Common Share units. The amount of TDS’ matching contribution depends on the portion of the annual bonus that is deferred. Participants receive a 25% stock unit match for amounts deferred up to 50% of their total annual bonus and a 33% match for amounts that exceed 50% of their total annual bonus; such matching contributions also are deemed to be invested in TDS Common Share units and vest over three years.
Compensation of Non-Employee Directors
TDS issued 50,000, 43,000 and 28,000 Common Shares under its Non-Employee Director plan in 2021, 2020 and 2019, respectively.

Index to Financial Statements and Supplementary Data
Dividend Reinvestment Plans
TDS had reserved 2,329,000 Common Shares at December 31, 2021, for issuance under Automatic Dividend Reinvestment and Stock Purchase Plans and 78,000 Series A Common Shares for issuance under the Series A Common Share Automatic Dividend Reinvestment Plan. These plans enabled holders of TDS’ Common Shares to reinvest cash dividends in Common Shares and holders of Series A Common Shares to reinvest cash dividends in Series A Common Shares. The purchase price of the shares is 95% of the market value, based on the average of the daily high and low sales prices for TDS’ Common Shares on the New York Stock Exchange for the ten trading days preceding the date on which the purchase is made. These plans are considered non-compensatory plans; therefore, no compensation expense is recognized for stock issued under these plans.
UScellular
The information in this section relates to stock‑based compensation plans using the equity instruments of UScellular. Participants in these plans are employees of UScellular and Non-employee Directors of UScellular. Information related to plans using the equity instruments of TDS are shown in the previous section.
UScellular has established the following stock‑based compensation plans: Long-Term Incentive Plans and a Non-Employee Director compensation plan.
Under the UScellular Long-Term Incentive Plans, UScellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At December 31, 2021, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
Under the Non-Employee Director compensation plan, UScellular may grant Common Shares to members of the Board of Directors who are not employees of UScellular or TDS.
At December 31, 2021, UScellular had reserved 11,370,000 Common Shares for equity awards granted and to be granted under the Long-Term Incentive Plans and 84,000 Common Shares for issuance under the Non-Employee Director compensation plan.
UScellular uses treasury stock to satisfy requirements for Common Shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plans – Stock Options
UScellular's last stock option grant occurred in 2016.
Stock options outstanding, and the related weighted average exercise price, at December 31, 2021 and 2020 were 378,000 units at $42.18 and 418,000 units at $42.23, respectively. All stock options are exercisable and expire between 2022 and 2026.
The aggregate intrinsic value of UScellular stock options exercised in 2021 and 2019 was less than $1 million and $3 million, respectively. No stock options were exercised in 2020.

Long-Term Incentive Plans – Restricted Stock Units
Restricted stock unit awards granted to key employees generally vest after three years. The restricted stock unit awards currently outstanding were granted in 2019, 2020 and 2021 and will vest in 2022, 2023 and 2024, respectively.
UScellular estimates the fair value of restricted stock units based on the closing market price of UScellular shares on the date of grant. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
A summary of UScellular nonvested restricted stock units and changes during 2021 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	1,660,000	$36.43
Granted	672,000	$36.68
Vested	(609,000)	$39.10
Forfeited	(122,000)	$35.77
Nonvested at December 31, 2021	1,601,000	$35.57
The total fair value of restricted stock units that vested during 2021, 2020 and 2019 was $22 million, $20 million and $25 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2021, 2020 and 2019 was $36.68, $29.18 and $46.81, respectively.

Index to Financial Statements and Supplementary Data
Long-Term Incentive Plans – Performance Share Units
Beginning in 2017, UScellular granted performance share units to key employees. The performance share units generally vest after three years. Beginning with the 2021 grants, each recipient may be entitled to shares of UScellular common stock equal to 0% to 200% of a communicated target award depending on the achievement of a predetermined performance based operating target over the performance period, which is generally a three-year period beginning on January 1 in the year of grant to December 31 of the third year. The performance-based operating target for the 2021 grants is Return on Capital.
Prior to the 2021 grants, each recipient was entitled to shares of UScellular common stock equal to 50% to 200% of a communicated target award depending on the achievement of predetermined performance-based operating targets over the performance period, which was generally a one-year period beginning on January 1 in the year of grant to December 31 in the year of grant. The remaining time through the end of the vesting period is considered the “time-based period”. Performance-based operating targets for grants made in 2020 included Consolidated Total Service Revenues, Consolidated Operating Cash Flow, Consolidated Capital Expenditures and Postpaid Handset Voluntary Defections; and for grants made prior to 2020 included Simple Free Cash Flow, Consolidated Total Operating Revenues and Postpaid Handset Voluntary Defections. Grants made prior to 2021 are subject to vesting during the time-based period and their performance share unit award agreements provide that in no event shall the awards be less than 50% of the target opportunity as of their grant dates. The performance share units currently outstanding were granted in 2019, 2020 and 2021 and will vest in 2022, 2023 and 2024, respectively.
Additionally, UScellular granted performance share units during 2020 to a newly appointed President and Chief Executive Officer. The recipient may be entitled to shares of UScellular common stock equal to 100% of the communicated target award depending on the achievement of predetermined performance-based operating targets over the performance period, which is any two calendar-year period commencing no earlier than January 1, 2021 and ending no later than December 31, 2026. Performance-based operating targets include Average Total Revenue Growth and Average Annual Return on Capital. If one, or both, of the performance targets are not satisfied, the award will be forfeited.
UScellular estimates the fair value of performance share units using UScellular’s closing stock price on the date of grant. An estimate of the number of performance share units expected to vest based upon achieving the performance-based operating targets is made and the aggregate fair value is expensed on a straight-line basis over the requisite service period. Each reporting period, during the performance period, the estimate of the number of performance share units expected to vest is reviewed and stock compensation expense is adjusted as appropriate to reflect the revised estimate of the aggregate fair value of the performance share units expected to vest.
A summary of UScellular’s nonvested performance share units and changes during 2021 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	1,305,000	$36.60
Granted	394,000	$37.67
Vested	(601,000)	$39.50
Change in units based on approved performance factors	42,000	$28.94
Forfeited	(91,000)	$35.13
Nonvested at December 31, 2021	1,049,000	$35.17
The total fair value of performance share units that vested during 2021, 2020 and 2019 was $22 million, $11 million and less than $1 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2021, 2020 and 2019 was $37.67, $29.71 and $46.43, respectively.
Long-Term Incentive Plans – Deferred Compensation Stock Units
Certain UScellular employees may elect to defer receipt of all or a portion of their annual bonuses and to receive a company matching contribution on the amount deferred. All bonus compensation that is deferred by employees electing to participate is immediately vested and is deemed to be invested in UScellular Common Share stock units. Beginning with the 2021 performance year, the amount of UScellular's matching contribution is a 33% match for the amount of their total annual bonus that is deferred into the program. Prior to the 2021 performance year, the amount of UScellular’s matching contribution was a 25% match for amounts deferred up to 50% of their total annual bonus and a 33% match for amounts that exceeded 50% of their total annual bonus. Matching contributions are also deemed to be invested in UScellular Common Share stock units and vest over three years.
Compensation of Non-Employee Directors
UScellular issued 20,000, 19,000 and 13,000 Common Shares in 2021, 2020 and 2019, respectively, under its Non-Employee Director compensation plan.

Index to Financial Statements and Supplementary Data
Note 19 Business Segment Information
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
Financial data for TDS’ reportable segments for 2021, 2020 and 2019, is as follows. See Note 1 — Summary of Significant Accounting Policies for additional information.

Year ended or as of December 31, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$3,115	$1,005	$96	$4,216
Equipment and product sales	1,007	1	105	1,113
Total operating revenues	4,122	1,006	201	5,329
Cost of services (excluding Depreciation, amortization and accretion expense reported below)	790	404	73	1,267
Cost of equipment and products	1,118	1	86	1,205
Selling, general and administrative	1,345	291	41	1,677
Depreciation, amortization and accretion	678	198	19	895
(Gain) loss on asset disposals, net	23	2	1	26
(Gain) loss on sale of business and other exit costs, net	(2)	—	—	(2)
Operating income (loss)	170	110	(19)	261
Equity in earnings of unconsolidated entities	179	—	3	182
Interest and dividend income	6	1	4	11
Interest expense	(175)	5	(62)	(232)
Other, net	—	(1)	—	(1)
Income (loss) before income taxes	180	114	(73)	221
Income tax expense (benefit)	20	24	(11)	33
Net income (loss)	160	90	(62)	188
Add back:
Depreciation, amortization and accretion	678	198	19	895
(Gain) loss on asset disposals, net	23	2	1	26
(Gain) loss on sale of business and other exit costs, net	(2)	—	—	(2)
Interest expense	175	(5)	62	232
Income tax expense (benefit)	20	24	(11)	33
Adjusted EBITDA[1]	$1,054	$310	$8	$1,372

Investments in unconsolidated entities	$439	$4	$36	$479
Total assets	$10,341	$2,645	$507	$13,493
Capital expenditures	$780	$411	$10	$1,201

Index to Financial Statements and Supplementary Data

Year Ended or as of December 31, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$3,067	$975	$94	$4,136
Equipment and product sales	970	1	118	1,089
Total operating revenues	4,037	976	212	5,225
Cost of services (excluding Depreciation, amortization and accretion expense reported below)	782	392	70	1,244
Cost of equipment and products	1,011	1	98	1,110
Selling, general and administrative	1,368	270	43	1,681
Depreciation, amortization and accretion	683	203	23	909
(Gain) loss on asset disposals, net	25	1	1	27
(Gain) loss on license sales and exchanges, net	(5)	—	—	(5)
Operating income (loss)	173	110	(24)	259
Equity in earnings of unconsolidated entities	179	—	2	181
Interest and dividend income	8	5	2	15
Gain (loss) on investments	2	—	—	2
Interest expense	(112)	4	(60)	(168)
Other, net	—	(1)	—	(1)
Income (loss) before income taxes	250	117	(79)	288
Income tax expense (benefit)	17	18	(16)	19
Net income (loss)	233	100	(64)	269
Add back:
Depreciation, amortization and accretion	683	203	23	909
(Gain) loss on asset disposals, net	25	1	1	27
(Gain) loss on license sales and exchanges, net	(5)	—	—	(5)
Gain (loss) on investments	(2)	—	—	(2)
Interest expense	112	(4)	60	168
Income tax expense (benefit)	17	18	(16)	19
Adjusted EBITDA[1]	$1,063	$317	$5	$1,385

Investments in unconsolidated entities	$435	$4	$38	$477
Total assets	$9,681	$2,359	$485	$12,525
Capital expenditures	$940	$368	$9	$1,317

Index to Financial Statements and Supplementary Data

Year Ended or as of December 31, 2019	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$3,035	$928	$96	$4,059
Equipment and product sales	987	1	129	1,117
Total operating revenues	4,022	930	224	5,176
Cost of services (excluding Depreciation, amortization and accretion expense reported below)	756	368	78	1,202
Cost of equipment and products	1,028	1	106	1,135
Selling, general and administrative	1,406	260	51	1,717
Depreciation, amortization and accretion	702	200	30	932
(Gain) loss on asset disposals, net	19	(7)	—	12
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	112	107	(40)	179
Equity in earnings of unconsolidated entities	166	—	2	168
Interest and dividend income	17	12	—	29
Interest expense	(110)	3	(58)	(165)
Income (loss) before income taxes	185	122	(96)	211
Income tax expense (benefit)	52	30	(18)	64
Net income (loss)	133	92	(78)	147
Add back:
Depreciation, amortization and accretion	702	200	30	932
(Gain) loss on asset disposals, net	19	(7)	—	12
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	110	(3)	58	165
Income tax expense (benefit)	52	30	(18)	64
Adjusted EBITDA[1]	$1,015	$313	$(9)	$1,319

Investments in unconsolidated entities	$447	$4	$37	$488
Total assets	$8,164	$2,196	$421	$10,781
Capital expenditures	$710	$316	$6	$1,032
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
Note 20 Supplemental Cash Flow Disclosures
Following are supplemental cash flow disclosures regarding interest paid and income taxes paid.

Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Interest paid	$177	$160	$162
Income taxes paid, net of (refunds received)	6	(23)	44

Index to Financial Statements and Supplementary Data
Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards. In certain situations, TDS and UScellular withhold shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. TDS and UScellular then pay the amount of the required tax withholdings to the taxing authorities in cash.

TDS:
Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Common Shares withheld	223,000	153,000	814,000

Aggregate value of Common Shares withheld	$5	$3	$29

Cash receipts upon exercise of stock options	—	—	2
Cash disbursements for payment of taxes	(5)	(3)	(8)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(5)	$(3)	$(6)

UScellular:
Year Ended December 31,	2021	2020	2019
(Dollars in millions)
Common Shares withheld	438,000	376,000	452,000

Aggregate value of Common Shares withheld	$16	$11	$23

Cash receipts upon exercise of stock options	—	—	1
Cash disbursements for payment of taxes	(16)	(11)	(10)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(16)	$(11)	$(9)
Note 21 Certain Relationships and Related Transactions
The following persons are partners of Sidley Austin LLP, the principal law firm of TDS and its subsidiaries: Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the non-executive Chairman of the Board and member of the Board of Directors of TDS and a director of UScellular, a subsidiary of TDS; and John P. Kelsh, the General Counsel and/or an Assistant Secretary of TDS and UScellular and certain other subsidiaries of TDS. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries. TDS, UScellular and their subsidiaries incurred legal costs from Sidley Austin LLP of $10 million, $11 million and $10 million in 2021, 2020 and 2019, respectively.
The Audit Committee of the Board of Directors of TDS is responsible for the review and evaluation of all related-party transactions as such term is defined by the rules of the New York Stock Exchange.

Index to Financial Statements and Supplementary Data
Reports of Management
Management’s Responsibility for Financial Statements
Management of Telephone and Data Systems, Inc. has the responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and, in management’s opinion, were fairly presented. The financial statements included amounts that were based on management’s best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.
PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, has audited these consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and has expressed herein its unqualified opinion on these financial statements.

Index to Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Telephone and Data Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Telephone and Data Systems, Inc. and its subsidiaries (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Index to Financial Statements and Supplementary Data
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Intangible Asset Impairment Assessment – Wireless Spectrum Licenses (UScellular Licenses)
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated licenses balance was $4,097 million as of December 31, 2021, of which $4,092 million relates to the UScellular Licenses. Management performs its annual impairment assessment of licenses as of November 1 of each year or more frequently if there are events or circumstances that cause management to believe it is more likely than not that the carrying value of licenses exceeds fair value. A qualitative impairment assessment was performed as of November 1, 2021, to determine whether the wireless spectrum licenses were impaired. As disclosed by management, the qualitative assessment considered several qualitative factors, including analyst estimates of wireless spectrum license values which contemplated recent spectrum auction results, recent UScellular and other market participant transactions and other industry and market factors. Based on this assessment, management concluded that it was not more likely than not that the carrying value of the wireless spectrum licenses in each unit of accounting exceeded their respective fair values. Therefore, no quantitative impairment evaluation was completed.
The principal considerations for our determination that performing procedures relating to the intangible asset impairment assessment for the UScellular Licenses is a critical audit matter are (i) the significant judgment by management when performing the qualitative impairment assessment; and (ii) a high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s qualitative impairment assessment.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual intangible asset impairment assessment, including management’s review of qualitative factors affecting the UScellular Licenses. These procedures also included, among others, evaluating management’s qualitative assessment by (i) obtaining analyst estimates of wireless spectrum license values; and (ii) considering recent UScellular and other market participant transactions and external market and industry data.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 17, 2022

We have served as the Company’s auditor since 2002.

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
As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that TDS’ disclosure controls and procedures were effective as of December 31, 2021, at the reasonable assurance level.
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
Under the supervision and with the participation of TDS’ management, including its principal executive officer and principal financial officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that TDS maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of TDS’ internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in TDS’ internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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

3.3
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

3.4
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

4.3
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

4.4(e)
Form of Tenth Supplemental Indenture dated as of December 2, 2020, between UScellular and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of UScellular's 5.5% Senior Notes due 2070 is hereby incorporated by reference to Exhibit 2 to UScellular's Registration Statement on Form 8-A dated December 2, 2020.

4.4(f)
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

4.8(c)
Supplemental Indenture No. 3 by and among USCC Master Note Trust, USCC Services LLC, U.S. Bank National Association, as Indenture Trustee, dated July 21, 2021, is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

4.9
Amended and Restated Series 2017-VFN Indenture Supplement by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, and U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Form 8-K dated October 23, 2020.

4.10
Amended and Restated Credit Agreement, among TDS, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of July 30, 2021, is hereby incorporated by reference to Exhibit 4.5 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2021.

4.11
First Amended and Restated Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated July 20, 2021.

4.12(a)
Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of July 30, 2021, is hereby incorporated by reference to Exhibit 4.4 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

4.12(b)
First Amendment to Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, is hereby incorporated by reference to Exhibit 4.8(b) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2021.

4.13(a)
First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated July 20, 2021.

4.13(b)
First Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, is hereby incorporated by reference to Exhibit 4.9(b) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2021.

4.14
Certificate of Designations of Telephone and Data Systems, Inc., including Form of Stock Certificate evidencing the 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock, filed on March 1, 2021 with the Secretary of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the Series UU Preferred Stock is hereby incorporated as Exhibit 3.3.

4.15(a)
Deposit Agreement, including Form of Depositary Receipt, dated as of March 2, 2021, among Telephone and Data Systems, Inc., and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts issued thereunder is hereby incorporated by reference to Exhibit 4.2 to TDS' Current Report on Form 8-K dated March 1, 2021.

4.15(b)
Amendment No. 1 to the Deposit Agreement, dated as of March 8, 2021, among Telephone and Data Systems, Inc., and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts issued thereunder is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated March 8, 2021.

4.16
Certificate of Designations of Telephone and Data Systems, Inc., including Form of Stock Certificate evidencing the 6.000% Series VV Cumulative Redeemable Perpetual Preferred Stock, filed on August 13, 2021 with the Secretary of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the Series VV Preferred Stock is hereby incorporated by as Exhibit 3.4.

4.17
Deposit Agreement, including Form of Depositary Receipt, dated as of August 16, 2021, among Telephone and Data Systems, Inc., and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts issued thereunder is hereby incorporated by reference to Exhibit 4.2 to TDS' Current Report on Form 8-K dated August 13, 2021.

4.18
Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated December 9, 2021.

4.19
Credit Agreement, among UScellular, Citibank, N.A. as administrative agent, Global Coordinator, Mandated Lead Arranger and a Lender, Export Development Canada as Mandated Lead Arranger and a Lender, and the other lenders thereto, dated as of December 17, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated December 17, 2021.

4.20	Description of TDS' Securities.

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

10.5*	TDS Bonus Deferral and Stock Unit Match Program and Election Form is hereby incorporated by reference to Exhibit 10.6 to TDS’ Annual Report on Form 10-K for the year ended December 31, 2012.

10.6(a)*	UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit B to UScellular’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016.

10.6(b)*
Amendment No. 1 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to UScellular's Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016.

10.6(c)*	Amendment No. 2 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(c) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2018.

10.6(d)*	Amendment No. 3 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(d) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.6(e)*	Amendment No. 4 to UScellular 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.10(e) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2021.

10.7(a)*	UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.1 to UScellular’s Current Report on Form 8-K dated December 10, 2007.

10.7(b)*
First Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.6 to UScellular’s Current Report on Form 8-K dated December 9, 2008.

10.7(c)*
Second Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(c) to UScellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.7(d)*
Election Form for UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(d) to UScellular’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.7(e)*
Third Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(e) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.7(f)*
Fourth Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(f) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.7(g)*
Fifth Amendment to UScellular Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(g) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.7(h)*
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

10.8(b)*
UScellular Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement — Phantom Stock Account is hereby incorporated by reference to Exhibit 10.12(b) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2020.

10.9*
Form of TDS Corporate Officer Long-Term Incentive Plan Stock Option Award Agreement for Officers, is hereby incorporated by reference to Exhibit 10.3 to TDS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.10*	Form of TDS Corporate Officer Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS’ Current Report on Form 8-K dated May 1, 2015.

10.11*	Form of 2018 TDS Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated March 14, 2018.

10.12*	Form of 2019 TDS Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS' Current Report on Form 8-K dated March 12, 2019.

10.13*	TDS Incentive Plan is hereby incorporated by reference to Exhibit A to TDS’ Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2017.

10.14*
Amended and Restated Guidelines for the determination of Annual Bonus for President and Chief Executive Officer of TDS are hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated November 18, 2009.

10.15*
Pre 2005 Form of Deferred Compensation Agreement used by TDS Telecommunications LLC is hereby incorporated by reference to Exhibit 10.28 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.16(a)*
Post 2004 TDS Telecommunications LLC Executive Deferred Compensation Program, as amended and restated effective January 1, 2008, is hereby incorporated by reference to Exhibit 10.29 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.16(b)*
First Amendment to TDS Telecommunications LLC Executive Deferred Compensation Program dated October 8, 2008, is hereby incorporated by reference to Exhibit 10.30 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.17*
Current Initial Election Form and Post 2004 Payment Election Form for TDS Telecommunications LLC Executive Deferred Compensation Program is hereby incorporated by reference to Exhibit 10.31 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.18*
Current Annual Election Form for TDS Telecommunications LLC Executive Deferred Compensation Program is hereby incorporated by reference to Exhibit 10.32 to TDS' Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.19**
2019 Master Service Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited, is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.20**
Amended and Restated Software License and Maintenance Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.9 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.21**
2019 Master Statement of Work for Managed Services effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited, is hereby incorporated by reference to Exhibit 10.7 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.22**
2019 Managed Services Statement of Work No. 1 effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.8 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.23
Performance Guaranty and Parent Undertaking Agreement by UScellular in favor of the Guaranteed Parties defined therein, dated December 20, 2017, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Form 8-K dated December 20, 2017.

10.24
Amended and Restated Trust Agreement between USCC Receivables Funding LLC, as transferor, and Wilmington Trust, National Association, as Trustee, is hereby incorporated by reference to Exhibit 10.3 to UScellular’s Form 8-K dated December 20, 2017.

10.25**
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

10.26*
TDS 2020 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the TDS definitive proxy statement dated April 8, 2020, which was filed with the SEC on Schedule 14A on April 8, 2020.

10.27*
Form of TDS 2020 Long-Term Incentive Plan Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.4 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.28*	Form of TDS 2020 Long-Term Incentive Plan Stock Option Award Agreement is hereby incorporated by reference to Exhibit 10.5 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.29*
Form of TDS 2020 Long-Term Incentive Plan Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.6 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.30*
Letter Agreement between UScellular and Laurent C. Therivel dated June 1, 2020, is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.31*
UScellular 2013 Long-Term Incentive Plan 2020 Accomplishment Award Agreement for UScellular's President and CEO is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2020.

10.32(a)
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

10.32(b)
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

10.33*
UScellular 2021 Executive Deferred Compensation Interest Account Plan effective January 1, 2021, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2021.

10.34*	TDS 2021 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated March 17, 2021.

10.35*
United States Cellular Corporation 2021 Officer Annual Incentive Plan effective January 1, 2021, is hereby incorporated by reference from Exhibit 10.1 to UScellular's Current Report on Form 8-K dated April 13, 2021.

10.36*
Form of UScellular 2013 Long-Term Incentive Plan 2021 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

10.37*
Form of UScellular 2013 Long-Term Incentive Plan Restricted Stock Unit Award Agreement for awards issued after 2020 is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

10.38*	Form of TDS 2020 Long-Term Incentive Plan 2021 Performance Share Award Agreement.

10.39
Master Framework Agreement, effective January 26, 2022, between USCC EIP LLC and MUFG Bank, Ltd., New York Branch is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.40
Master Repurchase Agreement (including Annex I thereto), effective January 26, 2022, between USCC EIP LLC and MUFG Bank, LTD., New York Branch is hereby incorporated by reference to Exhibit 10.2 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.41
Performance Guaranty under the Master Framework Agreement, effective January 26, 2022, by United States Cellular Corporation in favor of MUFG Bank, Ltd., New York Branch is hereby incorporated by reference to Exhibit 10.3 to UScellular's Current Report on Form 8-K dated January 27, 2022.

21	Subsidiaries of TDS.

23	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement

**	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.

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
Dated:  February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter C. D. Carlson	Director	February 17, 2022
Walter C. D. Carlson

/s/ LeRoy T. Carlson, Jr.	Director	February 17, 2022
LeRoy T. Carlson, Jr.

/s/ James W. Butman	Director	February 17, 2022
James W. Butman

/s/ Prudence E. Carlson	Director	February 17, 2022
Prudence E. Carlson

/s/ Letitia G. Carlson, M.D.	Director	February 17, 2022
Letitia G. Carlson, M.D.

/s/ Clarence A. Davis	Director	February 17, 2022
Clarence A. Davis

/s/ Kimberly D. Dixon	Director	February 17, 2022
Kimberly D. Dixon

/s/ George W. Off	Director	February 17, 2022
George W. Off

/s/ Christopher D. O’Leary	Director	February 17, 2022
Christopher D. O’Leary

/s/ Wade Oosterman	Director	February 17, 2022
Wade Oosterman

/s/ Laurent C. Therivel	Director	February 17, 2022
Laurent C. Therivel