Form 10-Q
period 2022-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2022-05-06
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2022, is 107,243,900 Common Shares, $.01 par value, and 7,346,300 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2022

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three months ended March 31, 2022, to the three months ended March 31, 2021. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2021. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
General
TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide. TDS provides wireless services through its 83%-owned subsidiary, United States Cellular Corporation (UScellular). TDS also provides broadband, video and voice services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS operates entirely in the United States.

TDS Mission and Strategy
TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its people, and its communities. In pursuing this mission, TDS seeks to grow its businesses, create opportunities for its associates, support the communities it serves, and build value over the long-term for its shareholders. Across all of its businesses, TDS is focused on providing exceptional customer experiences through best-in-class services and products and superior customer service. Since its founding, TDS has been committed to bringing high-quality communications services to rural and underserved communities. TDS continues to make progress on developing and enhancing its Environmental, Social and Governance (ESG) program, including the publication of the first TDS ESG Report in 2021.
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
TDS plans to build shareholder value by continuing to execute on its strategies to build strong, competitive businesses providing high-quality, data-focused services and products. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as device protection plans and from new services such as fixed wireless home internet. In addition, UScellular is focused on increasing revenues from prepaid plans, tower rent revenues and expanding its solutions available to business and government customers.
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high-band and mid-band spectrum, deployed high-band spectrum on a limited basis, and will further deploy high-band and mid-band in the future to further enable the delivery of 5G services. UScellular has launched 5G services in portions of substantially all of UScellular’s markets and will continue to launch in additional areas in the coming years.
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
▪TDS Telecom seeks to grow its operations by creating new clusters of markets in attractive locations and may seek to acquire businesses that support and complement its existing markets. Fiber builds in strategically selected locations allow TDS Telecom to target attractive, growing markets to expand its total footprint.

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
▪Retail Connections – individual lines of service associated with each device activated by a postpaid or prepaid customer. Connections are associated with all types of devices that connect directly to the UScellular network.
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

Results of Operations — TDS Consolidated

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
(Dollars in millions)
Operating revenues
UScellular	$1,010	$1,023	(1)%
TDS Telecom	251	249	1%
All other[1]	54	46	17%
Total operating revenues	1,315	1,318	–
Operating expenses
UScellular	939	939	–
TDS Telecom	223	217	3%
All other[1]	58	52	12%
Total operating expenses	1,220	1,208	1%
Operating income (loss)
UScellular	71	84	(15)%
TDS Telecom	28	32	(11)%
All other[1]	(4)	(6)	22%
Total operating income	95	110	(14)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	45	42	7%
Interest and dividend income	2	3	(55)%
Interest expense	(33)	(53)	40%
Total investment and other income (expense)	14	(8)	N/M

Income before income taxes	109	102	8%
Income tax expense	37	31	24%

Net income	72	71	1%
Less: Net income attributable to noncontrolling interests, net of tax	11	12	(10)%
Net income attributable to TDS shareholders	61	59	3%
TDS Preferred Share dividends	17	2	N/M
Net income attributable to TDS common shareholders	$44	$57	(23)%

Adjusted OIBDA (Non-GAAP)[2]	$325	$338	(4)%
Adjusted EBITDA (Non-GAAP)[2]	$372	$383	(3)%
Capital expenditures[3]	$242	$197	23%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $18 million and $19 million for the three months ended March 31, 2022 and 2021, respectively. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased for the three months ended March 31, 2022, due primarily to efforts to lower financing costs, including the redemptions of Senior Notes during 2021 and utilizing term loans and other debt facilities with lower interest rates.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended March 31, 2022 and 2021 was 34.5% and 30.1%, respectively. The effective tax rates for the three month periods reflect a combined rate of federal and state taxes, adjusted for impacts of nondeductible expenses.
During the three months ended March 31, 2022, TDS received a federal income tax refund of $125 million related to the 2020 net operating loss carryback enabled by the CARES Act.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
UScellular noncontrolling public shareholders’	$9	$11
Noncontrolling shareholders’ or partners’	2	1
Net income attributable to noncontrolling interests, net of tax	$11	$12
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.
TDS Preferred Share dividends
TDS Preferred Share dividends increased for the three months ended March 31, 2022, due to quarterly dividends for Series UU Preferred Shares issued in March 2021 and Series VV Preferred Shares issued in August 2021.

Earnings
(Dollars in millions)

$400
$300
$200
$100
$0
$71
$383
$72
$372
Q1
2021
Q1
2022
Net income
Adjusted EBITDA*

Three Months Ended
Net income was relatively flat year-over-year, as lower interest expense was offset by higher operating and income tax expenses. Adjusted EBITDA decreased due primarily to higher operating expenses.

*Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

UScellular OPERATIONS
Business Overview
UScellular owns, operates, and invests in wireless markets throughout the United States. UScellular is an 83%-owned subsidiary of TDS. UScellular’s strategy is to attract and retain wireless customers through a value proposition comprised of a high-quality network, outstanding customer service, and competitive devices, plans, and pricing - all provided with a community focus.

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.8 million retail connections including 4.3 million postpaid and 0.5 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,800 associates
▪4,310 owned towers
▪6,899 cell sites in service

Operational Overview — UScellular

As of March 31,	2022	2021
Retail Connections – End of Period
Postpaid	4,335,000	4,406,000
Prepaid	495,000	496,000
Total	4,830,000	4,902,000

	Q1 2022	Q1 2021	Q1 2022 vs. Q1 2021
Postpaid Activity and Churn
Gross Additions
Handsets	91,000	104,000	(13)%
Connected Devices	35,000	39,000	(10)%
Total Gross Additions	126,000	143,000	(12)%
Net Additions (Losses)
Handsets	(36,000)	(3,000)	N/M
Connected Devices	(8,000)	(3,000)	N/M
Total Net Additions (Losses)	(44,000)	(6,000)	N/M
Churn
Handsets	1.10%	0.92%
Connected Devices	2.70%	2.53%
Total Churn	1.30%	1.12%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three months ended March 31, 2022, when compared to the same period last year due to lower gross additions and higher defections resulting from aggressive industry-wide competition.
Total postpaid connected device net additions decreased for the three months ended March 31, 2022, when compared to the same period last year due primarily to lower demand for internet-related products as a result of a reduction in COVID-related funding vehicles.
Macroeconomic factors have caused some supply chain disruption and delays, including constraints on certain devices. These supply constraints are due primarily to component availability, resulting in extended lead times and additional uncertainty, which may negatively impact UScellular in future periods.
Postpaid Revenue

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
Average Revenue Per User (ARPU)	$49.71	$47.65	4%
Average Revenue Per Account (ARPA)	$129.93	$125.25	4%
Postpaid ARPU and Postpaid ARPA increased for the three months ended March 31, 2022, when compared to the same period last year, due to (i) an increase in cost recovery surcharges, (ii) favorable plan and product offering mix and (iii) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.

Financial Overview — UScellular

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
(Dollars in millions)
Retail service[1]	$702	$683	3%
Inbound roaming	21	28	(27)%
Other[1]	64	60	8%
Service revenues	787	771	2%
Equipment sales	223	252	(12)%
Total operating revenues	1,010	1,023	(1)%

System operations (excluding Depreciation, amortization and accretion reported below)	185	185	–
Cost of equipment sold	257	275	(6)%
Selling, general and administrative	325	305	6%
Depreciation, amortization and accretion	171	170	1%
(Gain) loss on asset disposals, net	2	5	(69)%
(Gain) loss on sale of business and other exit costs, net	(1)	(1)	(5)%
Total operating expenses	939	939	–

Operating income	$71	$84	(15)%

Net income	$52	$62	(17)%
Adjusted OIBDA (Non-GAAP)[2]	$243	$258	(6)%
Adjusted EBITDA (Non-GAAP)[2]	$289	$302	(4)%
Capital expenditures[3]	$137	$125	10%
12021 amounts have been adjusted to reclassify $2 million of Internet of Things (IoT) and Reseller revenues from Retail service to Other.
2Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2022 and 2021
(Dollars in millions)

Service revenues consist of:
▪Retail Service - Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Inbound Roaming - Charges to other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service - Amounts received from the Federal USF, tower rental revenues, and miscellaneous other service revenues
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three months ended March 31, 2022, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues decreased for the three months ended March 31, 2022, primarily driven by lower data revenues resulting from lower usage and lower rates. UScellular expects inbound roaming revenues to continue to decline during 2022 relative to prior year levels.
Other service revenues increased for the three months ended March 31, 2022, resulting from increases in tower rental revenues and miscellaneous other service revenues.
Equipment sales revenues decreased for the three months ended March 31, 2022, due primarily to a decrease in the volume of new smartphone and accessory sales, and higher promotional activity.
In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. Operating revenues and Operating income may be negatively impacted in future periods by the competitive need to offer increased promotional discounts to new and existing customers.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended March 31, 2022, due primarily to a decrease in the volume of new smartphone and accessory sales.
Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three months ended March 31, 2022, due primarily to increases in bad debts expense.

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

OPERATIONS

TDS Telecom headquarters, Madison, WI

TDS Telecom operations

▪Serves 1.2 million connections in 32 states
▪Employs approximately 3,100 associates

Operational Overview — TDS Telecom
Total Service Address Mix
As of March 31,
*2021 fiber addresses in cable markets are included in Coaxial.

TDS Telecom grew its service addresses 7% from 1.3 million to 1.4 million through network expansion and offers 1Gig service to 62% of its total footprint as of March 31, 2022, compared to 55% a year ago.

In 2022, TDS Telecom began measuring fiber service addresses in its cable markets. Including cable, 33% of service addresses are served by fiber.

As of March 31,	2022	2021	2022 vs. 2021
Residential connections
Broadband
Wireline, Incumbent	250,100	243,700	3%
Wireline, Expansion	40,600	24,100	69%
Cable	204,600	199,500	3%
Total Broadband	495,200	467,300	6%
Video	140,000	142,700	(2)%
Voice	301,700	308,700	(2)%
Total Residential Connections	936,900	918,700	2%
Commercial connections	260,000	278,800	(7)%
Total connections	1,196,900	1,197,400	–
Numbers may not foot due to rounding.
Total connections are flat despite broadband connection growth due to offsetting decreases in legacy voice, video, and competitive local exchange carrier (CLEC) commercial connections.
A majority of TDS Telecom's residential customers take advantage of bundling options as 62% of customers subscribe to more than one service.

Residential Broadband Connections by Speed
As of March 31,
Residential broadband customers continue to choose higher speeds with 67% taking speeds of 100 Mbps or greater and 9% choosing 1Gig.
Residential Revenue per Connection
For the three months ended March 31,

Total residential revenue per connection increased 2%, due to product mix changes.

Financial Overview — TDS Telecom

	Three Months Ended March 31,
	2022	2021	2022 vs. 2021
(Dollars in millions)
Residential
Wireline, Incumbent	$85	$85	–
Wireline, Expansion	10	7	54%
Cable	67	65	3%
Total residential	163	157	4%
Commercial	44	47	(6)%
Wholesale	44	45	(2)%
Total service revenues	251	249	1%
Equipment revenues	—	—	26%
Total operating revenues	251	249	1%

Cost of services (excluding Depreciation, amortization and accretion reported below)	96	97	(1)%
Cost of equipment and products	—	—	28%
Selling, general and administrative	72	70	3%
Depreciation, amortization and accretion	54	49	11%
(Gain) loss on asset disposals, net	—	—	3%
Total operating expenses	223	217	3%

Operating income	$28	$32	(11)%

Net income	$23	$24	(7)%
Adjusted OIBDA (Non-GAAP)[1]	$83	$81	2%
Adjusted EBITDA (Non-GAAP)[1]	$83	$81	3%
Capital expenditures[2]	$105	$70	50%
Numbers may not foot due to rounding.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2022 and 2021
(Dollars in millions)

Residential revenues consist of:
•Broadband services, including security and support services
•Video services, including IPTV, traditional cable programming and satellite offerings
•Voice services
Commercial revenues consist of:
•High-speed and dedicated business internet services
•Video services
•Voice services
Wholesale revenues consist of:
•Network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom's networks
•Federal and state regulatory support, including A-CAM

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three months ended March 31, 2022, due primarily to growth in broadband connections, partially offset by a decline in voice connections and federal universal service charges.

Commercial revenues decreased for the three months ended March 31, 2022, due primarily to declining connections in CLEC markets, partially offset by an increase in broadband connections.

Wholesale revenues decreased for the three months ended March 31, 2022, due primarily to decreased access revenues.

Cost of services
Cost of services decreased for the three months ended March 31, 2022, due primarily to a decrease in plant and maintenance expense, partially offset by increased video programming costs.

Selling, general and administrative
Selling, general and administrative expenses increased for the three months ended March 31, 2022, due primarily to increases to support current and future growth, including advertising and marketing expenses, partially offset by decreases to federal universal service charges.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three months ended March 31, 2022, due primarily to higher depreciation due to increased capital expenditures on new fiber assets and increased software amortization.

Liquidity and Capital Resources
Sources of Liquidity
TDS and its subsidiaries operate capital-intensive businesses. In the past, TDS’ existing cash and investment balances, funds available under its financing agreements, preferred share offerings, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions. There is no assurance that this will be the case in the future. See Market Risk for additional information regarding maturities of long-term debt.
TDS has incurred negative free cash flow at times in the past and this could occur in the future. However, TDS believes that existing cash and investment balances, funds available under its financing agreements, expected future tax refunds and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the foreseeable future. TDS will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, debt service requirements, repurchases of shares, payment of dividends, or making additional investments, including new technologies and fiber builds. It may be necessary from time to time to increase the size of the existing revolving credit agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures.
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

In addition to Cash and cash equivalents, TDS and UScellular had undrawn borrowing capacity from existing debt facilities of $549 million and $590 million, respectively, at March 31, 2022. See the Financing section below for further details.

Financing
Revolving Credit Agreements
TDS and UScellular have unsecured revolving credit agreements with maximum borrowing capacities of $400 million and $300 million, respectively. Amounts under the revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the three months ended March 31, 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement. As of March 31, 2022, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS' and UScellular's unused borrowing capacity was $399 million and $300 million, respectively.
Term Loan Agreements
TDS and UScellular have term loan agreements with maximum borrowing capacities of $500 million and $800 million, respectively. The maturity dates for the term loan agreements range from July 2026 to July 2031. During the three months ended March 31, 2022, TDS borrowed $150 million under its term loan credit agreements and UScellular borrowed $400 million under its term loan credit agreements. As of March 31, 2022, TDS' and UScellular's outstanding borrowings under the term loan agreements were $349 million and $699 million, respectively, and TDS' and UScellular's unused borrowing capacity was $150 million and $100 million, respectively.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) equipment imported from Canada, including equipment purchased prior to entering the term loan credit facility agreement. During the three months ended March 31, 2022, UScellular borrowed $150 million, which is the full amount available under the agreement and is due in January 2027.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until March 2024. During the three months ended March 31, 2022, UScellular repaid $50 million under the agreement. As of March 31, 2022, the outstanding borrowings under the agreement were $400 million and the unused borrowing capacity under the agreement was $50 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
In April 2022, UScellular repaid $50 million under the receivables securitization agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction is accounted for as a one-month secured borrowing. The expiration date of the repurchase agreement is in January 2023. During the three months ended March 31, 2022, the repo subsidiary borrowed $60 million under the repurchase agreement. As of March 31, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million.
Financial Covenants
TDS and UScellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit agreements, term loan credit agreements, export credit financing agreement and receivables securitization agreement as of March 31, 2022.
Other Long-Term Financing
TDS and UScellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated securities, preferred shares and depositary shares.
See Note 8 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2022 and 2021, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the three months ended March 31, 2022 and 2021, were $137 million and $125 million, respectively.
Capital expenditures for the full year 2022 are expected to be between $700 million and $800 million. These expenditures are expected to be used principally for the following purposes:
▪Continue network modernization and 5G deployment;
▪Enhance and maintain UScellular's network coverage, including providing additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the three months ended March 31, 2022 and 2021, were $105 million and $70 million, respectively.
Capital expenditures for the full year 2022 are expected to be between $500 million and $550 million. These expenditures are expected to be used principally for the following purposes:
▪Continue to expand fiber deployment in incumbent and expansion markets;
▪Maintain and enhance existing infrastructure including build-out requirements to meet state broadband and A-CAM programs;
▪Upgrade broadband capacity and speeds; and
▪Support success-based spending for broadband growth.

Macroeconomic factors may impact the acquisition or cost of products and materials as well as contribute to internal and external labor shortages.
TDS intends to finance its capital expenditures for 2022 using primarily Cash flows from operating activities, existing cash balances and, as required, additional debt financing from its existing agreements and/or other forms of financing.
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
Common Share Repurchase Programs
During the three months ended March 31, 2022, TDS repurchased 254,102 Common Shares for $5 million at an average cost per share of $18.21. As of March 31, 2022, the maximum dollar value of TDS Common Shares that may yet be repurchased under TDS’ program was $173 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2022, UScellular repurchased 363,821 Common Shares for $10 million at an average cost per share of $28.64. As of March 31, 2022, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 3,153,000.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS' cash flow activities for the three months ended March 31, 2022 and 2021.
2022 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $182 million. Net cash provided by operating activities was $381 million due to net income of $72 million adjusted for non-cash items of $252 million, distributions received from unconsolidated entities of $19 million, and changes in working capital items which increased net cash by $38 million. The working capital changes were primarily driven by a federal income tax refund of $125 million received during the quarter, partially offset by payment of associate bonuses and timing of vendor payments.
Cash flows used for investing activities were $848 million, which included payments for property, plant and equipment of $271 million and payments for wireless spectrum licenses of $561 million.
Cash flows provided by financing activities were $649 million, due primarily to $550 million borrowed under the term loans, $150 million borrowed under the UScellular export credit financing agreement, $75 million borrowed under the UScellular revolving credit agreement, and $60 million borrowed under the UScellular EIP receivables repurchase agreement. These were partially offset by a $75 million repayment on the UScellular revolving credit agreement, a $50 million repayment on the UScellular receivables securitization agreement, the payment of dividends and repurchase of TDS and UScellular Common Shares.
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
Cash flows used for investing activities were $1,480 million, which included payments for property, plant and equipment of $220 million and payments for wireless spectrum licenses of $1,256 million.
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

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2022 were as follows:
Income taxes receivable
Income taxes receivable decreased $126 million due primarily to a federal income tax refund received related to the 2020 net operating loss carryback enabled by the CARES Act.
Accounts payable
Accounts payable decreased $93 million due primarily to vendor payment timing differences.
Accrued compensation
Accrued compensation decreased $60 million due primarily to associate bonus payments in March 2022.
Other current liabilities
Other current liabilities increased $65 million due primarily to $60 million borrowed under the EIP receivables repurchase agreement. See Note 8 — Debt in the Notes to Consolidated Financial Statements for additional information.
Long-term debt, net
The following table presents the components of the $639 million increase in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2021	$2,928
Borrowings under Revolving Credit Agreements	75
Borrowings under Term Loan Agreements	550
Borrowings under Export Credit Financing Agreement	150
Repayments under Revolving Credit Agreements	(75)
Repayments under Receivables Securitization Agreement	(50)
Other	(11)
Balance at March 31, 2022	$3,567

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

	Three Months Ended March 31,
TDS - CONSOLIDATED	2022	2021
(Dollars in millions)
Net income (GAAP)	$72	$71
Add back:
Income tax expense	37	31
Interest expense	33	53
Depreciation, amortization and accretion	229	224
EBITDA (Non-GAAP)	371	379
Add back or deduct:
(Gain) loss on asset disposals, net	2	5
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
Adjusted EBITDA (Non-GAAP)	372	383
Deduct:
Equity in earnings of unconsolidated entities	45	42
Interest and dividend income	2	3
Adjusted OIBDA (Non-GAAP)	325	338
Deduct:
Depreciation, amortization and accretion	229	224
(Gain) loss on asset disposals, net	2	5
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
Operating income (GAAP)	$95	$110

	Three Months Ended March 31,
UScellular	2022	2021
(Dollars in millions)
Net income (GAAP)	$52	$62
Add back:
Income tax expense	32	27
Interest expense	33	39
Depreciation, amortization and accretion	171	170
EBITDA (Non-GAAP)	288	298
Add back or deduct:
(Gain) loss on asset disposals, net	2	5
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
Adjusted EBITDA (Non-GAAP)	289	302
Deduct:
Equity in earnings of unconsolidated entities	45	42
Interest and dividend income	1	2
Adjusted OIBDA (Non-GAAP)	243	258
Deduct:
Depreciation, amortization and accretion	171	170
(Gain) loss on asset disposals, net	2	5
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
Operating income (GAAP)	$71	$84

	Three Months Ended March 31,
TDS TELECOM	2022	2021
(Dollars in millions)
Net income (GAAP)	$23	$24
Add back:
Income tax expense	8	8
Interest expense	(2)	(1)
Depreciation, amortization and accretion	54	49
EBITDA (Non-GAAP)	83	80
Add back or deduct:
(Gain) loss on asset disposals, net	—	—
Adjusted EBITDA (Non-GAAP)	83	81
Deduct:
Interest and dividend income	—	—
Adjusted OIBDA (Non-GAAP)	83	81
Deduct:
Depreciation, amortization and accretion	54	49
Operating income (GAAP)	$28	$32
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

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
Cash flows from operating activities (GAAP)	$381	$165
Less: Cash paid for additions to property, plant and equipment	271	220
Free cash flow (Non-GAAP)	$110	$(55)

Application of Critical Accounting Policies and Estimates
TDS prepares its consolidated financial statements in accordance with GAAP. TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2021.
Regulatory Matters
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
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $187 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted. In October 2021, UScellular paid $36 million related to the additional costs. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
On June 9, 2021, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110). On January 14, 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 380 wireless spectrum licenses for $580 million. UScellular paid $20 million of this amount in 2021 and the remainder in January and February 2022. The wireless spectrum licenses from Auction 110 were granted by the FCC on May 4, 2022.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2021 and in this Form 10-Q. Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2021, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business, financial condition or results of operations.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2021, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2021, may not be the only risks that could affect TDS. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Form 10-K for the year ended December 31, 2021.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of March 31, 2022, approximately 60% of TDS' long-term debt was in fixed-rate notes and approximately 40% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at March 31, 2022.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2022	$5	2.7%
2023	16	2.3%
2024	16	2.3%
2025	16	2.3%
2026	16	2.3%
Thereafter	3,180	4.7%
Total	$3,249	4.6%
1    The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments, unamortized discounts related to UScellular's 6.7% Senior Notes, and outstanding borrowings under the receivables securitization agreement, which principal repayments are not scheduled but are instead based on actual receivable collections.
2    Represents the weighted average stated interest rates at March 31, 2022, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of March 31, 2022.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,062	$1,042
Equipment and product sales	253	276
Total operating revenues	1,315	1,318

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	298	299
Cost of equipment and products	282	293
Selling, general and administrative	410	388
Depreciation, amortization and accretion	229	224
(Gain) loss on asset disposals, net	2	5
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
Total operating expenses	1,220	1,208

Operating income	95	110

Investment and other income (expense)
Equity in earnings of unconsolidated entities	45	42
Interest and dividend income	2	3
Interest expense	(33)	(53)
Total investment and other income (expense)	14	(8)

Income before income taxes	109	102
Income tax expense	37	31
Net income	72	71
Less: Net income attributable to noncontrolling interests, net of tax	11	12
Net income attributable to TDS shareholders	61	59
TDS Preferred Share dividends	17	2
Net income attributable to TDS common shareholders	$44	$57

Basic weighted average shares outstanding	115	114
Basic earnings per share attributable to TDS common shareholders	$0.38	$0.49

Diluted weighted average shares outstanding	116	116
Diluted earnings per share attributable to TDS common shareholders	$0.37	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
Net income	$72	$71
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	1	1
Comprehensive income	73	72
Less: Net income attributable to noncontrolling interests, net of tax	11	12
Comprehensive income attributable to TDS shareholders	$62	$60
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
Cash flows from operating activities
Net income	$72	$71
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	229	224
Bad debts expense	26	8
Stock-based compensation expense	12	10
Deferred income taxes, net	29	27
Equity in earnings of unconsolidated entities	(45)	(42)
Distributions from unconsolidated entities	19	23
(Gain) loss on asset disposals, net	2	5
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
Other operating activities	—	(1)
Changes in assets and liabilities from operations
Accounts receivable	14	17
Equipment installment plans receivable	—	(18)
Inventory	(5)	8
Accounts payable	(60)	(115)
Customer deposits and deferred revenues	9	9
Accrued taxes	129	—
Accrued interest	10	9
Other assets and liabilities	(59)	(69)
Net cash provided by operating activities	381	165

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(271)	(220)
Cash paid for intangible assets	(568)	(1,261)
Cash received from divestitures and exchanges	1	1
Other investing activities	(10)	—
Net cash used in investing activities	(848)	(1,480)

Cash flows from financing activities
Issuance of long-term debt	776	567
Repayment of long-term debt	(127)	—
Issuance of short-term debt	60	—
Issuance of TDS Preferred Shares	—	420
TDS Common Shares reissued for benefit plans, net of tax payments	(2)	(1)
UScellular Common Shares reissued for benefit plans, net of tax payments	—	(1)
Repurchase of TDS Common Shares	(4)	(3)
Repurchase of UScellular Common Shares	(10)	(2)
Dividends paid to TDS shareholders	(38)	(20)
Payment of debt and equity issuance costs	(2)	(14)
Distributions to noncontrolling interests	(1)	(1)
Other financing activities	(3)	(3)
Net cash provided by financing activities	649	942

Net increase (decrease) in cash, cash equivalents and restricted cash	182	(373)

Cash, cash equivalents and restricted cash
Beginning of period	414	1,452
End of period	$596	$1,079
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2022	December 31, 2021
(Dollars in millions)
Current assets
Cash and cash equivalents	$549	$367
Accounts receivable
Customers and agents, less allowances of $63 and $60, respectively	1,046	1,058
Other, less allowances of $1 and $2, respectively	77	93
Inventory, net	184	178
Prepaid expenses	109	103
Income taxes receivable	58	184
Other current assets	62	61
Total current assets	2,085	2,044

Assets held for sale	15	18

Licenses	4,686	4,097

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $95 and $91, respectively	199	197

Investments in unconsolidated entities	506	479

Property, plant and equipment
In service and under construction	14,423	14,265
Less: Accumulated depreciation and amortization	10,038	9,904
Property, plant and equipment, net	4,385	4,361

Operating lease right-of-use assets	1,033	1,040

Other assets and deferred charges	668	710

Total assets[1]	$14,124	$13,493
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2022	December 31, 2021
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$9	$6
Accounts payable	388	481
Customer deposits and deferred revenues	245	236
Accrued interest	20	10
Accrued taxes	43	45
Accrued compensation	77	137
Short-term operating lease liabilities	144	141
Other current liabilities	189	124
Total current liabilities	1,115	1,180

Deferred liabilities and credits
Deferred income tax liability, net	948	921
Long-term operating lease liabilities	951	960
Other deferred liabilities and credits	770	759

Long-term debt, net	3,567	2,928

Commitments and contingencies

Noncontrolling interests with redemption features	12	11

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 115 shares (7 Series A Common and 108 Common Shares)
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,511	2,496
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, .0444 shares outstanding (.0168 Series UU and .0276 Series VV)	1,074	1,074
Treasury shares, at cost, 18 Common Shares	(456)	(461)
Accumulated other comprehensive income	6	5
Retained earnings	2,824	2,812
Total TDS shareholders' equity	5,960	5,927

Noncontrolling interests	801	807

Total equity	6,761	6,734

Total liabilities and equity[1]	$14,124	$13,493
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of March 31, 2022 and December 31, 2021, include assets held by consolidated variable interest entities (VIEs) of $1,406 million and $1,456 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of March 31, 2022 and December 31, 2021, include certain liabilities of consolidated VIEs of $21 million for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 9 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2021	$1	$2,496	$1,074	$(461)	$5	$2,812	$5,927	$807	$6,734
Net income attributable to TDS shareholders	—	—	—	—	—	61	61	—	61
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	10	10
Other comprehensive income	—	—	—	—	1	—	1	—	1
TDS Common and Series A Common share dividends ($0.180 per share)	—	—	—	—	—	(21)	(21)	—	(21)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Repurchase of Common Shares	—	—	—	(4)	—	—	(4)	—	(4)
Incentive and compensation plans	—	5	—	9	—	(11)	3	—	3
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	10	—	—	—	—	10	(15)	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
March 31, 2022	$1	$2,511	$1,074	$(456)	$6	$2,824	$5,960	$801	$6,761

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

Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements
Note 1 Basis of Presentation
The accounting policies of Telephone and Data Systems, Inc. (TDS) conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ 83%-owned subsidiary, United States Cellular Corporation (UScellular) and TDS’ wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that requires consolidation under GAAP. Intercompany accounts and transactions have been eliminated.
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended March 31, 2022, are UScellular and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 11 — Business Segment Information for summary financial information on each business segment.
The unaudited consolidated financial statements included herein have been prepared by TDS pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2021.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of March 31, 2022 and December 31, 2021 and its results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2022 and 2021. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2021.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 8 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	March 31, 2022	December 31, 2021
(Dollars in millions)
Cash and cash equivalents	$549	$367
Restricted cash included in Other current assets	47	47
Cash, cash equivalents and restricted cash in the statement of cash flows	$596	$414

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are point in time.

Three Months Ended March 31, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$702	$—	$—	$702
Inbound roaming	21	—	—	21
Residential	—	163	—	163
Commercial	—	44	—	44
Wholesale	—	44	—	44
Other service	42	—	17	59
Service revenues from contracts with customers	765	250	17	1,033
Equipment and product sales	223	—	30	253
Total revenues from contracts with customers	988	251	47	1,286
Operating lease income	22	1	6	29
Total operating revenues	$1,010	$251	$54	$1,315

Three Months Ended March 31, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[1]	$683	$—	$—	$683
Inbound roaming	28	—	—	28
Residential	—	157	—	157
Commercial	—	47	—	47
Wholesale	—	45	—	45
Other service[1]	40	—	16	56
Service revenues from contracts with customers	751	248	16	1,016
Equipment and product sales	252	—	24	276
Total revenues from contracts with customers	1,003	248	40	1,292
Operating lease income	20	1	5	26
Total operating revenues	$1,023	$249	$46	$1,318

Numbers may not foot due to rounding.
12021 amounts have been adjusted to reclassify $2 million of Internet of Things (IoT) and Reseller revenues from Retail service to Other service.

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

	March 31, 2022	December 31, 2021
(Dollars in millions)
Contract assets	$9	$10
Contract liabilities	$302	$289

Revenue recognized related to contract liabilities existing at January 1, 2022 was $147 million for the three months ended March 31, 2022.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2022 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2022	$356
2023	200
Thereafter	157
Total	$713
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

	March 31, 2022	December 31, 2021
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$135	$139
Fulfillment costs
Installation costs	9	10
Total contract cost assets	$144	$149
Amortization of contract cost assets was $29 million for both the three months ended March 31, 2022 and 2021, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of March 31, 2022 and December 31, 2021, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	March 31, 2022		December 31, 2021
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,399	$1,500	$1,594
Institutional	2	535	488	535	659
Other	2	1,590	1,590	944	944
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of term loan credit agreements, receivables securitization agreement and in 2022, export credit financing agreement. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 1.24% to 6.13% and 1.31% to 4.40% at March 31, 2022 and December 31, 2021, respectively.
The fair values of Cash and cash equivalents, restricted cash and short-term debt approximate their book values due to the short-term nature of these financial instruments.

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
The following table summarizes equipment installment plan receivables.

	March 31, 2022	December 31, 2021
(Dollars in millions)
Equipment installment plan receivables, gross	$1,069	$1,085
Allowance for credit losses	(73)	(72)
Equipment installment plan receivables, net	$996	$1,013

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$637	$639
Other assets and deferred charges (Non-current portion)	359	374
Equipment installment plan receivables, net	$996	$1,013
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

	March 31, 2022					December 31, 2021
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$881	$93	$23	$5	$1,002	$896	$94	$24	$5	$1,019
Billed — current	40	5	2	—	47	40	5	1	1	47
Billed — past due	10	6	3	1	20	10	6	2	1	19
Total	$931	$104	$28	$6	$1,069	$946	$105	$27	$7	$1,085
The balance of the equipment installment plan receivables as of March 31, 2022 on a gross basis by year of origination were as follows:

	2019	2020	2021	2022	Total
(Dollars in millions)
Lowest Risk	$15	$209	$544	$163	$931
Lower Risk	1	17	66	20	104
Slight Risk	—	2	13	13	28
Higher Risk	—	1	4	1	6
Total	$16	$229	$627	$197	$1,069
Activity for the three months ended March 31, 2022 and 2021, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2022	March 31, 2021
(Dollars in millions)
Allowance for credit losses, beginning of period	$72	$78
Bad debts expense	17	3
Write-offs, net of recoveries	(16)	(9)
Allowance for credit losses, end of period	$73	$72

Note 5 Earnings Per Share
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
The amounts used in computing basic and diluted earnings per share attributable to TDS common shareholders were as follows:

	Three Months Ended March 31,
	2022	2021
(Dollars and shares in millions, except per share amounts)
Net income attributable to TDS common shareholders used in basic earnings per share	$44	$57
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(1)	(1)
Net income attributable to TDS common shareholders used in diluted earnings per share	$43	$56

Weighted average number of shares used in basic earnings per share:
Common Shares	108	107
Series A Common Shares	7	7
Total	115	114

Effects of dilutive securities	1	2
Weighted average number of shares used in diluted earnings per share	116	116

Basic earnings per share attributable to TDS common shareholders	$0.38	$0.49

Diluted earnings per share attributable to TDS common shareholders	$0.37	$0.48
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 4 million for both the three months ended March 31, 2022 and 2021.

Note 6 Intangible Assets
Activity related to Licenses for the three months ended March 31, 2022, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2021	$4,097
Acquisitions	586
Transferred to Assets held for sale	1
Exchanges - Licenses received	1
Capitalized interest	1
Balance at March 31, 2022	$4,686
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $187 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted. In October 2021, UScellular paid $36 million related to the additional costs. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
In January 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 380 wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110) for $580 million. UScellular paid $20 million of this amount in 2021 and the remainder in January and February 2022. The advance payment was included in Other assets and deferred charges in the December 31, 2021 Consolidated Balance Sheet. The wireless spectrum licenses from Auction 110 were granted by the FCC on May 4, 2022.
Note 7 Investments in Unconsolidated Entities
Investments in unconsolidated entities consist of amounts invested in entities in which TDS holds a noncontrolling interest. TDS’ Investments in unconsolidated entities are accounted for using the equity method, measurement alternative method or net asset value practical expedient method as shown in the table below. The carrying value of measurement alternative method investments represents cost minus any impairments plus or minus any observable price changes.

	March 31, 2022	December 31, 2021
(Dollars in millions)
Equity method investments	$478	$457
Measurement alternative method investments	18	22
Investments recorded using the net asset value practical expedient	10	—
Total investments in unconsolidated entities	$506	$479
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended March 31,
	2022	2021
(Dollars in millions)
Revenues	$1,816	$1,733
Operating expenses	1,377	1,280
Operating income	439	453
Other income (expense), net	(4)	12
Net income	$435	$465

Note 8 Debt
Revolving Credit Agreements
The following table summarizes the revolving credit agreements as of March 31, 2022:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$400	$300
Letters of credit outstanding	$1	$—
Amount borrowed	$—	$—
Amount available for use	$399	$300
Borrowings under the TDS revolving credit agreement bear interest at a rate of London Inter-bank Offered Rate (LIBOR) plus 1.50%.
Borrowings under the UScellular revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%.
During the three months ended March 31, 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement.
TDS and UScellular believe that they were in compliance with all of the financial and other covenants and requirements set forth in their revolving credit agreements as of March 31, 2022.
Term Loan Agreements
The following table summarizes the term loan credit agreements as of March 31, 2022:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$500	$800
Amount borrowed and outstanding	$349	$699
Amount borrowed and repaid	$1	$1
Amount available for use	$150	$100
Borrowings under the TDS term loan agreements bear interest at a rate of LIBOR plus 2.00% or LIBOR plus 2.50%. The amount available for use may be drawn in one or more advances by July 30, 2022; amounts not drawn by that time will cease to be available. The maturity dates of the TDS term loan agreements are July 2028 and July 2031.
Borrowings under the UScellular term loan agreements bear interest at a rate of SOFR plus 1.60%, SOFR plus 2.10% or SOFR plus 2.60%. The amount available for use may be drawn in one or more advances by July 30, 2022; amounts not drawn by that time will cease to be available. The maturity dates of the UScellular term loan agreements are July 2026, July 2028 and July 2031.
TDS and UScellular believe that they were in compliance with all of the financial and other covenants and requirements set forth in their term loan credit agreements as of March 31, 2022.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) equipment imported from Canada, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. During the three months ended March 31, 2022, UScellular borrowed $150 million, which is the full amount available under the agreement.
TDS believes that UScellular was in compliance with all of the financial and other covenants and requirements set forth in their export credit financing agreement as of March 31, 2022.

Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement for securitized borrowings using its equipment installment receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. There were no significant changes to other terms of the receivable securitization agreement. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until maturity, which may be extended from time to time as specified therein. The outstanding borrowings bear interest at a rate that approximates SOFR plus 0.90%. During the three months ended March 31, 2022, UScellular repaid $50 million under the agreement. As of March 31, 2022, the outstanding borrowings under the agreement were $400 million and the unused borrowing capacity under the agreement was $50 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of March 31, 2022, the USCC Master Note Trust held $529 million of assets available to be pledged as collateral for the receivables securitization agreement.
TDS believes that UScellular was in compliance with all of the financial and other covenants and requirements set forth in their receivables securitization agreement as of March 31, 2022.
In April 2022, UScellular repaid $50 million under the receivables securitization agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction form involves the sale of receivables by the repo subsidiary and the commitment to repurchase at the end of the applicable repurchase term, which may extend up to one month. The transaction is accounted for as a one-month secured borrowing. The outstanding borrowings bear interest at a rate of SOFR plus 1.25%. Although the lender holds a security interest in the receivables, the repo subsidiary retains effective control and collection risk of the receivables, and therefore, any activity associated with the repurchase agreement will be treated as a secured borrowing. UScellular will continue to report equipment installment plan receivables and any related balances on the Consolidated Balance Sheet. The expiration date of the repurchase agreement is in January 2023. During the three months ended March 31, 2022, the repo subsidiary borrowed $60 million under the repurchase agreement. As of March 31, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million. The outstanding borrowings are included in Other current liabilities in the March 31, 2022 Consolidated Balance Sheet. As of March 31, 2022, UScellular held $539 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
Note 9 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. TDS reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and TDS’ Form 10-K for the year ended December 31, 2021.
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31, 2022	December 31, 2021
(Dollars in millions)
Assets
Cash and cash equivalents	$23	$22
Accounts receivable	689	692
Inventory, net	2	2
Other current assets	44	44
Licenses	638	637
Property, plant and equipment, net	106	108
Operating lease right-of-use assets	42	42
Other assets and deferred charges	369	382
Total assets	$1,913	$1,929

Liabilities
Current liabilities	$88	$28
Long-term operating lease liabilities	37	37
Other deferred liabilities and credits	23	23
Total liabilities[1]	$148	$88
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 8 – Debt for additional information.
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
TDS’ total investment in these unconsolidated entities was $5 million and $4 million at March 31, 2022 and December 31, 2021, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $21 million and $30 million, during the three months ended March 31, 2022 and 2021, respectively, of which $9 million in 2022 and $10 million in 2021, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

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
Note 10 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Three Months Ended March 31,	2022	2021
(Dollars in millions)
Net income attributable to TDS shareholders	$61	$59
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(1)	(3)
Change in TDS' Capital in excess of par value from UScellular's repurchases of UScellular shares	7	—
Net transfers (to) from noncontrolling interests	6	(3)
Net income attributable to TDS shareholders after transfers (to) from noncontrolling interests	$67	$56

Note 11 Business Segment Information
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
Financial data for TDS’ reportable segments for the three month periods ended, or as of March 31, 2022 and 2021, is as follows. See Note 1 — Basis of Presentation for additional information.

Three Months Ended or as of March 31, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$787	$251	$24	$1,062
Equipment and product sales	223	—	30	253
Total operating revenues	1,010	251	54	1,315
Cost of services (excluding Depreciation, amortization and accretion reported below)	185	96	17	298
Cost of equipment and products	257	—	25	282
Selling, general and administrative	325	72	13	410
Depreciation, amortization and accretion	171	54	4	229
(Gain) loss on asset disposals, net	2	—	—	2
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	71	28	(4)	95
Equity in earnings of unconsolidated entities	45	—	—	45
Interest and dividend income	1	—	1	2
Interest expense	(33)	2	(2)	(33)
Income (loss) before income taxes	84	31	(6)	109
Income tax expense (benefit)	32	8	(3)	37
Net income (loss)	52	23	(3)	72
Add back:
Depreciation, amortization and accretion	171	54	4	229
(Gain) loss on asset disposals, net	2	—	—	2
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	33	(2)	2	33
Income tax expense (benefit)	32	8	(3)	37
Adjusted EBITDA[1]	$289	$83	$—	$372

Investments in unconsolidated entities	$465	$4	$37	$506
Total assets	$10,875	$2,706	$543	$14,124
Capital expenditures	$137	$105	$—	$242

Three Months Ended or as of March 31, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$771	$249	$22	$1,042
Equipment and product sales	252	—	24	276
Total operating revenues	1,023	249	46	1,318
Cost of services (excluding Depreciation, amortization and accretion reported below)	185	97	17	299
Cost of equipment and products	275	—	18	293
Selling, general and administrative	305	70	13	388
Depreciation, amortization and accretion	170	49	5	224
(Gain) loss on asset disposals, net	5	—	—	5
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	84	32	(6)	110
Equity in earnings of unconsolidated entities	42	—	—	42
Interest and dividend income	2	—	1	3
Interest expense	(39)	1	(15)	(53)
Income (loss) before income taxes	89	33	(20)	102
Income tax expense (benefit)	27	8	(4)	31
Net income (loss)	62	24	(15)	71
Add back:
Depreciation, amortization and accretion	170	49	5	224
(Gain) loss on asset disposals, net	5	—	—	5
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	39	(1)	15	53
Income tax expense (benefit)	27	8	(4)	31
Adjusted EBITDA[1]	$302	$81	$—	$383

Investments in unconsolidated entities	$455	$4	$38	$497
Total assets	$10,148	$2,377	$882	$13,407
Capital expenditures	$125	$70	$2	$197
Numbers may not foot due to rounding.
1Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is a segment measure reported to the chief operating decision maker for purposes of assessing segments' performance. Adjusted EBITDA is defined as net income, adjusted for the items set forth in the reconciliation above. TDS believes Adjusted EBITDA is a useful measure of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented above as they provide additional relevant and useful information to investors and other users of TDS' financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance.

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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
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
Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2021, for additional information. There have been no material changes to such information since December 31, 2021.

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2022.
The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2022	26,600	$19.72	26,600	$176,837,171
February 1 - 28, 2022	66,900	$17.19	66,900	$175,687,377
March 1 - 31, 2022	160,602	$18.38	160,602	$172,735,116
Total for or as of the end of the quarter ended March 31, 2022	254,102	$18.21	254,102	$172,735,116

Exhibits

Exhibit Number	Description of Documents

Exhibit 10.1
Omnibus Amendment No. 2 to Amended and Restated Series 2017-VPN Indenture Supplement, Amended and Restated Note Purchase Agreement and Transfer and Servicing Agreement and Supplemental Indenture No. 4 to Master Indenture by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, USCC Receivables Funding LLC, as Transferor, UScellular, as Performance Guarantor, Royal Bank of Canada, as Administrative Agent and U.S. Bank National Association, as Indenture Trustee, dated March 10, 2022.

Exhibit 10.2	TDS 2022 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated March 16, 2022.

Exhibit 10.3
United States Cellular Corporation 2022 Officer Annual Incentive Plan effective January 1, 2022, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated April 13, 2022.

Exhibit 10.4	Form of TDS 2011 Long-Term Incentive Plan 2019 Restricted Stock Unit Award Agreement.

Exhibit 10.5	Form of TDS Restricted Stock Award Agreement under the 2020 Long-Term Incentive Plan for awards issued in 2020 and thereafter.

Exhibit 10.6	Form of TDS 2020 Long-Term Incentive Plan 2020 Performance Share Award Agreement.

Exhibit 10.7	Form of TDS 2020 Long-Term Incentive Plan 2021 Performance Share Award Agreement.

Exhibit 10.8	Form of TDS 2011 Long-Term Incentive Plan Stock Option Award Agreement.

Exhibit 10.9	Form of TDS 2020 Long-Term Incentive Plan Stock Option Award Agreement.

Exhibit 10.10	Form of UScellular 2013 Long-Term Incentive Plan 2020 Restricted Stock Award Agreement for the President and CEO.

Exhibit 10.11	Form of UScellular 2013 Long-Term Incentive Plan 2021 Restricted Stock Unit Award Agreement.

Exhibit 10.12	Form of UScellular 2013 Long-Term Incentive Plan 2021 Performance Award Agreement.

Exhibit 10.13	Form of UScellular 2013 Long-Term Incentive Plan 2020 Accomplishment Award Agreement for the President and CEO.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	29	-	34
		Notes to Consolidated Financial Statements	36	-	47

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4.	Controls and Procedures	49

Part II.	Other Information

	Item 1.	Legal Proceedings	49

	Item1A.	Risk Factors	28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

	Item 6.	Exhibits	51

Signatures			53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 5, 2022	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	May 5, 2022	/s/ Peter L. Sereda
Peter L. Sereda Executive Vice President and Chief Financial Officer (principal financial officer)