Form 10-Q
period 2022-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2022-08-04
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2022, is 106,528,800 Common Shares, $.01 par value, and 7,364,100 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2022

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and six months ended June 30, 2022, to the three and six months ended June 30, 2021. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2021. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
TDS uses certain “non-GAAP financial measures” and each such measure is identified in the MD&A. A discussion of the reasons TDS determines these metrics to be useful and reconciliations of these measures to their most directly comparable measures determined in accordance with accounting principles generally accepted in the United States of America (GAAP) are included in the Supplemental Information Relating to Non-GAAP Financial Measures section within the MD&A of this Form 10-Q Report.
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
▪TDS Telecom strives to be the preferred broadband provider in its markets with the ability to provide value-added bundling with video and voice service options. TDS Telecom focuses on driving growth by investing in fiber deployment in its expansion markets and in its incumbent markets that have historically utilized copper and coaxial cable technologies.
▪TDS Telecom seeks to grow its operations by creating new clusters of markets in attractive locations and may seek to acquire businesses that support and complement its existing markets. Fiber deployments in strategically selected locations allow TDS Telecom to target attractive, growing markets to expand its total footprint.

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
▪Auctions 105, 107, 108 and 110 – Auction 105 was an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021. Auction 110 was an FCC auction of 3.45-3.55 GHz wireless spectrum licenses that started in October 2021 and concluded in January 2022. Auction 108 is an FCC auction of 2.5 GHz wireless spectrum licenses that began in July 2022.
▪Broadband Connections – refers to the individual customers provided high-speed internet access through various transmission technologies, including fiber, coaxial and copper.
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

Results of Operations — TDS Consolidated

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
(Dollars in millions)
Operating revenues
UScellular	$1,027	$1,014	1%	$2,037	$2,037	–
TDS Telecom	256	252	2%	507	501	1%
All other[1]	66	45	47%	120	91	32%
Total operating revenues	1,349	1,311	3%	2,664	2,629	1%
Operating expenses
UScellular	987	978	1%	1,926	1,917	–
TDS Telecom	233	224	4%	456	441	3%
All other[1]	66	51	29%	124	103	21%
Total operating expenses	1,286	1,253	3%	2,506	2,461	2%
Operating income (loss)
UScellular	40	36	10%	111	120	(8)%
TDS Telecom	23	28	(18)%	51	60	(14)%
All other[1]	—	(6)	N/M	(4)	(12)	65%
Total operating income	63	58	8%	158	168	(6)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	48	(21)%	83	90	(8)%
Interest and dividend income	5	3	77%	7	6	7%
Interest expense	(40)	(86)	53%	(72)	(138)	48%
Other, net	—	—	N/M	—	(1)	N/M
Total investment and other income (expense)	3	(35)	N/M	18	(43)	N/M

Income before income taxes	66	23	N/M	176	125	41%
Income tax expense (benefit)	27	(11)	N/M	65	20	N/M

Net income	39	34	15%	111	105	6%
Less: Net income attributable to noncontrolling interests, net of tax	4	7	(35)%	15	19	(20)%
Net income attributable to TDS shareholders	35	27	28%	96	86	11%
TDS Preferred Share dividends	17	7	N/M	35	9	N/M
Net income attributable to TDS common shareholders	$18	$20	(13)%	$61	$77	(20)%

Adjusted OIBDA (Non-GAAP)[2]	$302	$295	2%	$626	$632	(1)%
Adjusted EBITDA (Non-GAAP)[2]	$345	$346	–	$716	$727	(2)%
Capital expenditures[3]	$391	$250	57%	$633	$446	42%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $16 million and $22 million for the three months ended June 30, 2022 and 2021, respectively and $34 million and $41 million for the six months ended June 30, 2022 and 2021, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased for the three and six months ended June 30, 2022, due primarily to the write-off of unamortized debt issuance costs related to Senior Notes redeemed during 2021 and replaced by other debt facilities with lower interest rates.
Income tax expense
The effective tax rate on Income before income taxes for the three months ended June 30, 2022 and 2021 was 40.4% and (48.9)%, respectively. The effective tax rate on Income before income taxes for the six months ended June 30, 2022 and 2021 was 36.7% and 15.5%, respectively. The increase to the effective tax rates in the three and six months ended June 30, 2022 is due primarily to the 2021 reduction of tax accruals resulting from expiration of state statute of limitations of prior tax years, which did not recur in 2022.
During the six months ended June 30, 2022, TDS received a federal income tax refund of $125 million related to the 2020 net operating loss carryback enabled by the CARES Act.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
UScellular noncontrolling public shareholders’	$4	$6	$12	$17
Noncontrolling shareholders’ or partners’	—	1	3	2
Net income attributable to noncontrolling interests, net of tax	$4	$7	$15	$19
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.
TDS Preferred Share dividends
TDS Preferred Share dividends increased for the three and six months ended June 30, 2022, due to quarterly dividends for Series UU Preferred Shares issued in March 2021 and Series VV Preferred Shares issued in August 2021.

Earnings
(Dollars in millions)

$800
$700
$600
$500
$400
$300
$200
$100
$0
$34
$346
$39
$345
$105
$727
$111
$716
Q2 2021
Q2 2022
YTD 2021
YTD 2022
Net income
Adjusted EBITDA*

Three Months Ended
Net income increased due primarily to higher operating revenues and lower interest expense, partially offset by higher operating and income tax expenses and lower investment income. Adjusted EBITDA was relatively flat year-over-year as higher operating revenues were offset by higher operating expenses and lower investment income.
Six Months Ended
Net income increased due primarily to higher operating revenues and lower interest expense, partially offset by higher operating and income tax expenses and lower investment income. Adjusted EBITDA decreased due primarily to higher operating expenses and lower investment income partially offset by higher operating revenues.
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
▪Employs approximately 4,700 associates
▪4,323 owned towers
▪6,916 cell sites in service

Operational Overview — UScellular

As of June 30,	2022	2021
Retail Connections – End of Period
Postpaid	4,296,000	4,399,000
Prepaid	490,000	507,000
Total	4,786,000	4,906,000

	Q2 2022	Q2 2021	Q2 2022 vs. Q2 2021	YTD 2022	YTD 2021	YTD 2022 vs. YTD 2021
Postpaid Activity and Churn
Gross Additions
Handsets	94,000	101,000	(7)%	185,000	204,000	(9)%
Connected Devices	34,000	40,000	(15)%	69,000	79,000	(13)%
Total Gross Additions	128,000	141,000	(9)%	254,000	283,000	(10)%
Net Additions (Losses)
Handsets	(31,000)	(1,000)	N/M	(67,000)	(4,000)	N/M
Connected Devices	(9,000)	(5,000)	(80)%	(17,000)	(8,000)	N/M
Total Net Additions (Losses)	(40,000)	(6,000)	N/M	(84,000)	(12,000)	N/M
Churn
Handsets	1.10%	0.88%		1.10%	0.90%
Connected Devices	2.73%	2.69%		2.72%	2.61%
Total Churn	1.30%	1.11%		1.30%	1.12%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three and six months ended June 30, 2022, when compared to the same period last year due to lower gross additions and higher defections resulting from aggressive industry-wide competition and an increase in non-pay defections.
Total postpaid connected device net losses increased for the three and six months ended June 30, 2022, when compared to the same period last year due primarily to lower demand for connected watches and lower tablet additions.
Macroeconomic factors have caused some supply chain disruption and delays, including constraints on certain devices. These supply constraints are due primarily to component availability, resulting in extended lead times and additional uncertainty, which may negatively impact UScellular in future periods.
Postpaid Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Average Revenue Per User (ARPU)	$50.07	$47.74	5%	$49.88	$47.70	5%
Average Revenue Per Account (ARPA)	$130.43	$125.25	4%	$130.17	$125.25	4%
Postpaid ARPU and Postpaid ARPA increased for the three and six months ended June 30, 2022, when compared to the same period last year, due to (i) favorable plan and product offering mix, (ii) an increase in cost recovery surcharges and (iii) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.

Financial Overview — UScellular

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
(Dollars in millions)
Retail service[1]	$700	$684	2%	$1,402	$1,367	3%
Inbound roaming	18	28	(36)%	39	56	(31)%
Other[1]	65	62	5%	129	122	6%
Service revenues	783	774	1%	1,570	1,545	2%
Equipment sales	244	240	2%	467	492	(5)%
Total operating revenues	1,027	1,014	1%	2,037	2,037	–

System operations (excluding Depreciation, amortization and accretion reported below)	192	204	(6)%	377	389	(3)%
Cost of equipment sold	275	258	7%	533	533	–
Selling, general and administrative	339	334	2%	663	639	4%
Depreciation, amortization and accretion	172	180	(4)%	342	350	(2)%
Loss on impairment of licenses	3	—	N/M	3	—	N/M
(Gain) loss on asset disposals, net	6	2	N/M	8	7	7%
(Gain) loss on sale of business and other exit costs, net	—	—	N/M	—	(1)	52%
Total operating expenses	987	978	1%	1,926	1,917	–

Operating income	$40	$36	10%	$111	$120	(8)%

Net income	$22	$35	(37)%	$74	$97	(24)%
Adjusted OIBDA (Non-GAAP)[2]	$221	$218	2%	$464	$476	(2)%
Adjusted EBITDA (Non-GAAP)[2]	$261	$267	(2)%	$550	$567	(3)%
Capital expenditures[3]	$268	$148	81%	$405	$273	48%
N/M - Percentage change not meaningful
1For the three and six months ended June 30, 2021, amounts have been adjusted to reclassify $2 million and $4 million, respectively, of Internet of Things (IoT) and Reseller revenues from Retail service to Other.
2Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2022 and 2021
(Dollars in millions)
Operating Revenues
Six Months Ended June 30, 2022 and 2021
(Dollars in millions)

Service revenues consist of:
▪Retail Service - Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Inbound Roaming - Charges to other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service - Amounts received from the Federal USF, tower rental revenues, Internet of Things (IoT), and miscellaneous other service revenues
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased for the three and six months ended June 30, 2022, primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section, partially offset by a decrease in average postpaid connections.
Inbound roaming revenues decreased for the three and six months ended June 30, 2022, primarily driven by lower data revenues resulting from lower usage and lower rates. UScellular expects inbound roaming revenues to continue to decline during 2022 relative to prior year levels.
Other service revenues increased for the three and six months ended June 30, 2022, resulting from increases in tower rental revenues and IoT revenues.
Equipment sales revenues increased for the three months ended June 30, 2022, due primarily to an increase in average price per unit of new smartphone sales, partially offset by higher promotional activity. Equipment sales revenues decreased for the six months ended June 30, 2022 due primarily to higher promotional activity and a decrease in volume of new smartphone and accessory sales.
In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. Operating revenues and Operating income may be negatively impacted in future periods by the competitive response to offer increased promotional discounts to new and existing customers.

Systems operations expenses
System operations expenses decreased for the three and six months ended June 30, 2022, due primarily to decreases in roaming and customer usage expenses.
Cost of equipment sold
Cost of equipment sold increased for the three months ended June 30, 2022, due primarily to an increase in average cost per unit of new smartphone sales. Cost of equipment sold was flat for the six months ended June 30, 2022 as an increase in average cost per unit was offset by a decrease in volume of smartphones and accessories.
Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three and six months ended June 30, 2022, due primarily to increases in bad debts expense driven by an increase in non-pay customers and a shift to higher priced devices that result in higher bad debts expense per uncollectible account.

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

Operational Overview — TDS Telecom
Total Service Address Mix
As of June 30,
*2021 fiber addresses in cable markets are included in Coaxial.

TDS Telecom increased its service addresses 7% from 1.3 million to 1.4 million through network expansion and offers 1Gig service to 63% of its total footprint as of June 30, 2022, compared to 56% a year ago.

In 2022, TDS Telecom began measuring fiber service addresses in its cable markets. Including cable, 34% of service addresses are served by fiber.

As of June 30,	2022	2021	2022 vs. 2021
Residential connections
Broadband
Wireline, Incumbent	252,700	249,200	1%
Wireline, Expansion	44,100	28,300	56%
Cable	204,000	201,200	1%
Total Broadband	500,800	478,700	5%
Video	137,400	143,200	(4)%
Voice	298,300	308,100	(3)%
Total Residential Connections	936,500	930,100	1%
Commercial connections	250,700	274,400	(9)%
Total connections	1,187,200	1,204,500	(1)%
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) commercial connections declines, partially offset by broadband connection growth.
A majority of TDS Telecom's residential customers take advantage of bundling options as 61% of customers subscribe to more than one service.

Residential Broadband Connections by Speed
As of June 30,
Residential broadband customers continue to choose higher speeds with 68% taking speeds of 100 Mbps or greater and 9% choosing 1Gig.
Residential Revenue per Connection

Total residential revenue per connection increased 3% for the three and six months ended June 30, 2022, due to price increases and product mix changes.

Financial Overview — TDS Telecom

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
(Dollars in millions)
Residential
Wireline, Incumbent	$88	$86	2%	$173	$171	1%
Wireline, Expansion	12	8	48%	22	15	51%
Cable	68	66	3%	135	131	3%
Total residential	168	160	5%	330	317	4%
Commercial	44	46	(6)%	87	93	(6)%
Wholesale	45	45	(1)%	89	91	(2)%
Total service revenues	256	251	2%	507	500	1%
Equipment revenues	—	—	(34)%	1	1	(6)%
Total operating revenues	256	252	2%	507	501	1%

Cost of services (excluding Depreciation, amortization and accretion reported below)	103	101	2%	199	199	–
Cost of equipment and products	—	—	(9)%	—	—	11%
Selling, general and administrative	77	73	6%	150	143	4%
Depreciation, amortization and accretion	52	49	6%	106	98	8%
(Gain) loss on asset disposals, net	1	1	8%	1	1	6%
Total operating expenses	233	224	4%	456	441	3%

Operating income	$23	$28	(18)%	$51	$60	(14)%

Net income	$19	$22	(15)%	$41	$46	(11)%
Adjusted OIBDA (Non-GAAP)[1]	$76	$78	(3)%	$158	$159	–
Adjusted EBITDA (Non-GAAP)[1]	$76	$78	(2)%	$159	$158	1%
Capital expenditures[2]	$120	$99	21%	$225	$169	33%
Numbers may not foot due to rounding.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2022 and 2021
(Dollars in millions)

Operating Revenues
Six Months Ended June 30, 2022 and 2021
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three and six months ended June 30, 2022, due primarily to price increases and growth in broadband connections, partially offset by a decline in video and voice connections and federal universal service charges.

Commercial revenues decreased for the three and six months ended June 30, 2022, due primarily to declining connections in CLEC markets and declining video connections, partially offset by an increase in broadband connections.

Selling, general and administrative
Selling, general and administrative expenses increased for the three and six months ended June 30, 2022, due primarily to increases to support current and future growth, including employee-related expenses, advertising and marketing expenses, and software-related costs, partially offset by decreases to federal universal service charges.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three and six months ended June 30, 2022, due primarily to increased capital expenditures on new fiber assets and customer-related equipment.

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
TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, debt service requirements, repurchases of shares, payment of dividends, or making additional investments, including new technologies and fiber deployments. It may be necessary from time to time to increase the size of the existing revolving credit agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures.
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

In addition to Cash and cash equivalents, TDS and UScellular had undrawn borrowing capacity from the following debt facilities at June 30, 2022. See the Financing section below for further details.

	TDS	UScellular
(Dollars in millions)
Revolving Credit Agreement	$399	$300
Term Loan Agreements	150	100
Receivables Securitization Agreement	—	150
Repurchase Agreement	—	140
Total undrawn borrowing capacity	$549	$690
Financing
Revolving Credit Agreements
TDS and UScellular have unsecured revolving credit agreements with maximum borrowing capacities of $400 million and $300 million, respectively. Amounts under the revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the six months ended June 30, 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement. As of June 30, 2022, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS' and UScellular's unused borrowing capacity was $399 million and $300 million, respectively.
Term Loan Agreements
TDS and UScellular have term loan agreements with maximum borrowing capacities of $500 million and $800 million, respectively. The maturity dates for the term loan agreements range from July 2026 to July 2031. During the six months ended June 30, 2022, TDS borrowed $150 million under its term loan credit agreements and UScellular borrowed $400 million under its term loan credit agreements. As of June 30, 2022, TDS' and UScellular's outstanding borrowings under the term loan agreements were $349 million and $698 million, respectively, and TDS' and UScellular's unused borrowing capacity was $150 million and $100 million, respectively. In July 2022, TDS borrowed the remaining $150 million and UScellular borrowed the remaining $100 million under the term loan agreements.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) equipment imported from Canada, including equipment purchased prior to entering the term loan credit facility agreement. During the six months ended June 30, 2022, UScellular borrowed $150 million, which is the full amount available under the agreement and is due in January 2027.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until the maturity date. During the six months ended June 30, 2022, UScellular repaid $150 million under the agreement. As of June 30, 2022, the outstanding borrowings under the agreement were $300 million and the unused borrowing capacity under the agreement was $150 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. In July 2022, UScellular repaid $50 million under its receivables securitization agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction is accounted for as a one-month secured borrowing. The expiration date of the repurchase agreement is in January 2023. During the six months ended June 30, 2022, the repo subsidiary borrowed $60 million under the repurchase agreement. As of June 30, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million. In July 2022, UScellular repaid $50 million under its repurchase agreement.
Financial Covenants
TDS and UScellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit agreements, term loan credit agreements, export credit financing agreement and receivables securitization agreement as of June 30, 2022.

Other Long-Term Financing
TDS and UScellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated securities, preferred shares and depositary shares.
See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.
Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2022 and 2021, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the six months ended June 30, 2022 and 2021, were $405 million and $273 million, respectively.
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

TDS Telecom’s capital expenditures for the six months ended June 30, 2022 and 2021, were $225 million and $169 million, respectively.
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
Common Share Repurchase Programs
During the six months ended June 30, 2022, TDS repurchased 1,220,226 Common Shares for $20 million at an average cost per share of $16.66. As of June 30, 2022, the maximum dollar value of TDS Common Shares that may yet be repurchased under TDS’ program was $157 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
During the six months ended June 30, 2022, UScellular repurchased 658,542 Common Shares for $19 million at an average cost per share of $28.87. As of June 30, 2022, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 2,858,000.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS' cash flow activities for the six months ended June 30, 2022 and 2021.
2022 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $91 million. Net cash provided by operating activities was $734 million due to net income of $111 million adjusted for non-cash items of $517 million, distributions received from unconsolidated entities of $80 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $26 million. The working capital changes were primarily driven by a federal income tax refund of $125 million received during the first quarter, partially offset by an increase in customer and agent receivables, increases in inventory and the payment of annual associate bonuses.
Cash flows used for investing activities were $1,122 million, which included payments for wireless spectrum licenses of $563 million and payments for property, plant and equipment of $526 million. Cash payments for property, plant and equipment are lower than the total capital expenditures in the six months ended June 30, 2022 due primarily to future obligations of certain software license agreements that are recorded as current year capital expenditures but are paid over time.
Cash flows provided by financing activities were $479 million, due primarily to $550 million borrowed under the term loan facilities, $150 million borrowed under the UScellular export credit financing agreement, $75 million borrowed under the UScellular revolving credit agreement, and $60 million borrowed under the UScellular EIP receivables repurchase agreement. These were partially offset by $150 million of repayments on the UScellular receivables securitization agreement, a $75 million repayment on the UScellular revolving credit agreement, the payment of dividends and repurchase of TDS and UScellular Common Shares.
2021 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $1,033 million. Net cash provided by operating activities was $481 million due to net income of $105 million adjusted for non-cash items of $497 million and distributions received from unconsolidated entities of $80 million, including $32 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $201 million. The working capital changes were primarily influenced by the timing of vendor payments, increases in inventory, and the payment of annual associate bonuses.
Cash flows used for investing activities were $1,715 million, which included payments for property, plant and equipment of $457 million and payments for wireless spectrum licenses of $1,259 million.
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
Inventory, net
Inventory, net increased $35 million due to an increase in the volume of inventory.
Income taxes receivable
Income taxes receivable decreased $126 million due primarily to a federal income tax refund received related to the 2020 net operating loss carryback enabled by the CARES Act.
Accrued compensation
Accrued compensation decreased $39 million due primarily to associate bonus payments in March 2022.
Other current liabilities
Other current liabilities increased $116 million due primarily to accruals related to software license agreements and $60 million borrowed under the EIP receivables repurchase agreement. See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information.
Other deferred liabilities and credits
Other deferred liabilities and credits increased $120 million due primarily to accruals related to software license agreements.
Long-term debt, net
The following table presents the components of the $535 million increase in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2021	$2,928
Borrowings under Revolving Credit Agreements	75
Borrowings under Term Loan Agreements	550
Borrowings under Export Credit Financing Agreement	150
Repayments under Revolving Credit Agreements	(75)
Repayments under Receivables Securitization Agreement	(150)
Other	(15)
Balance at June 30, 2022	$3,463

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

	Three Months Ended June 30,		Six Months Ended June 30,
TDS - CONSOLIDATED	2022	2021	2022	2021
(Dollars in millions)
Net income (GAAP)	$39	$34	$111	$105
Add back:
Income tax expense	27	(11)	65	20
Interest expense	40	86	72	138
Depreciation, amortization and accretion	229	234	456	457
EBITDA (Non-GAAP)	335	343	704	720
Add back or deduct:
Loss on impairment of licenses	3	—	3	—
(Gain) loss on asset disposals, net	7	3	9	8
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Adjusted EBITDA (Non-GAAP)	345	346	716	727
Deduct:
Equity in earnings of unconsolidated entities	38	48	83	90
Interest and dividend income	5	3	7	6
Other, net	—	—	—	(1)
Adjusted OIBDA (Non-GAAP)	302	295	626	632
Deduct:
Depreciation, amortization and accretion	229	234	456	457
Loss on impairment of licenses	3	—	3	—
(Gain) loss on asset disposals, net	7	3	9	8
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Operating income (GAAP)	$63	$58	$158	$168

	Three Months Ended June 30,		Six Months Ended June 30,
UScellular	2022	2021	2022	2021
(Dollars in millions)
Net income (GAAP)	$22	$35	$74	$97
Add back:
Income tax expense	18	(10)	50	17
Interest expense	40	60	73	97
Depreciation, amortization and accretion	172	180	342	350
EBITDA (Non-GAAP)	252	265	539	561
Add back or deduct:
Loss on impairment of licenses	3	—	3	—
(Gain) loss on asset disposals, net	6	2	8	7
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Adjusted EBITDA (Non-GAAP)	261	267	550	567
Deduct:
Equity in earnings of unconsolidated entities	37	47	82	88
Interest and dividend income	3	2	4	3
Adjusted OIBDA (Non-GAAP)	221	218	464	476
Deduct:
Depreciation, amortization and accretion	172	180	342	350
Loss on impairment of licenses	3	—	3	—
(Gain) loss on asset disposals, net	6	2	8	7
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Operating income (GAAP)	$40	$36	$111	$120

	Three Months Ended June 30,		Six Months Ended June 30,
TDS TELECOM	2022	2021	2022	2021
(Dollars in millions)
Net income (GAAP)	$19	$22	$41	$46
Add back:
Income tax expense	7	7	14	15
Interest expense	(2)	(1)	(4)	(2)
Depreciation, amortization and accretion	52	49	106	98
EBITDA (Non-GAAP)	75	77	158	157
Add back or deduct:
(Gain) loss on asset disposals, net	1	1	1	1
Adjusted EBITDA (Non-GAAP)	76	78	159	158
Deduct:
Interest and dividend income	—	—	—	—
Adjusted OIBDA (Non-GAAP)	76	78	158	159
Deduct:
Depreciation, amortization and accretion	52	49	106	98
(Gain) loss on asset disposals, net	1	1	1	1
Operating income (GAAP)	$23	$28	$51	$60
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

	Six Months Ended June 30,
	2022	2021
(Dollars in millions)
Cash flows from operating activities (GAAP)	$734	$481
Less: Cash paid for additions to property, plant and equipment	526	457
Free cash flow (Non-GAAP)	$208	$24

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
Regulatory Matters
Spectrum Auctions
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million. On July 15, 2022, the FCC released a Consent Decree related to its spectrum aggregation and ownership attribution rules in which UScellular agreed to relinquish its rights to 27 wireless spectrum licenses awarded in Auction 105 and is expecting a full refund. The remaining 216 wireless spectrum licenses were granted by the FCC on July 26, 2022.
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
On March 21, 2022, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 2.5 GHz band (Auction 108). UScellular filed an application to participate in Auction 108 on May 9, 2022, and on July 11, 2022, the FCC announced that UScellular was a qualified bidder. Bidding in Auction 108 began on July 29, 2022.

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
As of June 30, 2022, approximately 60% of TDS' long-term debt was in fixed-rate senior notes and approximately 40% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at June 30, 2022.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2022	$3	3.8%
2023	16	3.3%
2024	16	3.3%
2025	16	3.3%
2026	286	2.8%
Thereafter	2,911	5.3%
Total	$3,248	5.2%
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
2Represents the weighted average stated interest rates at June 30, 2022, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2022.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,064	$1,049	$2,125	$2,091
Equipment and product sales	285	262	539	538
Total operating revenues	1,349	1,311	2,664	2,629

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	312	324	611	623
Cost of equipment and products	308	276	590	570
Selling, general and administrative	427	416	837	804
Depreciation, amortization and accretion	229	234	456	457
Loss on impairment of licenses	3	—	3	—
(Gain) loss on asset disposals, net	7	3	9	8
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Total operating expenses	1,286	1,253	2,506	2,461

Operating income	63	58	158	168

Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	48	83	90
Interest and dividend income	5	3	7	6
Interest expense	(40)	(86)	(72)	(138)
Other, net	—	—	—	(1)
Total investment and other income (expense)	3	(35)	18	(43)

Income before income taxes	66	23	176	125
Income tax expense (benefit)	27	(11)	65	20
Net income	39	34	111	105
Less: Net income attributable to noncontrolling interests, net of tax	4	7	15	19
Net income attributable to TDS shareholders	35	27	96	86
TDS Preferred Share dividends	17	7	35	9
Net income attributable to TDS common shareholders	$18	$20	$61	$77

Basic weighted average shares outstanding	115	115	115	115
Basic earnings per share attributable to TDS common shareholders	$0.15	$0.18	$0.53	$0.67

Diluted weighted average shares outstanding	116	116	116	116
Diluted earnings per share attributable to TDS common shareholders	$0.15	$0.17	$0.52	$0.65
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
Net income	$39	$34	$111	$105
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	—	1	—	1
Comprehensive income	39	35	111	106
Less: Net income attributable to noncontrolling interests, net of tax	4	7	15	19
Comprehensive income attributable to TDS shareholders	$35	$28	$96	$87
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
(Dollars in millions)
Cash flows from operating activities
Net income	$111	$105
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	456	457
Bad debts expense	54	22
Stock-based compensation expense	23	24
Deferred income taxes, net	52	40
Equity in earnings of unconsolidated entities	(83)	(90)
Distributions from unconsolidated entities	80	80
Loss on impairment of licenses	3	—
(Gain) loss on asset disposals, net	9	8
(Gain) loss on sale of business and other exit costs, net	—	(1)
Other operating activities	3	37
Changes in assets and liabilities from operations
Accounts receivable	(25)	37
Equipment installment plans receivable	(25)	(32)
Inventory	(35)	(35)
Accounts payable	(6)	(106)
Customer deposits and deferred revenues	7	6
Accrued taxes	131	(25)
Accrued interest	1	(3)
Other assets and liabilities	(22)	(43)
Net cash provided by operating activities	734	481

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(526)	(457)
Cash paid for intangible assets	(585)	(1,264)
Cash received from investments	—	3
Cash received from divestitures and exchanges	1	1
Advance payments for license acquisitions	(1)	—
Other investing activities	(11)	2
Net cash used in investing activities	(1,122)	(1,715)

Cash flows from financing activities
Issuance of long-term debt	776	1,192
Repayment of long-term debt	(228)	(1,301)
Issuance of short-term debt	60	—
Issuance of TDS Preferred Shares	—	420
TDS Common Shares reissued for benefit plans, net of tax payments	(4)	(5)
UScellular Common Shares reissued for benefit plans, net of tax payments	(5)	(13)
Repurchase of TDS Common Shares	(20)	(3)
Repurchase of UScellular Common Shares	(18)	(2)
Dividends paid to TDS shareholders	(76)	(49)
Payment of debt and equity issuance costs	(2)	(30)
Distributions to noncontrolling interests	(2)	(2)
Other financing activities	(2)	(6)
Net cash provided by financing activities	479	201

Net increase (decrease) in cash, cash equivalents and restricted cash	91	(1,033)

Cash, cash equivalents and restricted cash
Beginning of period	414	1,452
End of period	$505	$419
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2022	December 31, 2021
(Dollars in millions)
Current assets
Cash and cash equivalents	$466	$367
Accounts receivable
Customers and agents, less allowances of $63 and $60, respectively	1,055	1,058
Other, less allowances of $2 and $2, respectively	99	93
Inventory, net	213	178
Prepaid expenses	106	103
Income taxes receivable	58	184
Other current assets	54	61
Total current assets	2,051	2,044

Assets held for sale	17	18

Licenses	4,686	4,097

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $100 and $91, respectively	208	197

Investments in unconsolidated entities	483	479

Property, plant and equipment
In service and under construction	14,723	14,265
Less: Accumulated depreciation and amortization	10,170	9,904
Property, plant and equipment, net	4,553	4,361

Operating lease right-of-use assets	1,022	1,040

Other assets and deferred charges	675	710

Total assets[1]	$14,242	$13,493
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2022	December 31, 2021
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$11	$6
Accounts payable	443	481
Customer deposits and deferred revenues	243	236
Accrued interest	11	10
Accrued taxes	42	45
Accrued compensation	98	137
Short-term operating lease liabilities	146	141
Other current liabilities	240	124
Total current liabilities	1,234	1,180

Deferred liabilities and credits
Deferred income tax liability, net	971	921
Long-term operating lease liabilities	940	960
Other deferred liabilities and credits	879	759

Long-term debt, net	3,463	2,928

Commitments and contingencies

Noncontrolling interests with redemption features	12	11

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 114 shares (7 Series A Common and 107 Common Shares) and 115 shares (7 Series A Common and 108 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,511	2,496
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, .0444 shares outstanding (.0168 Series UU and .0276 Series VV)	1,074	1,074
Treasury shares, at cost, 19 and 18 Common Shares, respectively	(463)	(461)
Accumulated other comprehensive income	6	5
Retained earnings	2,810	2,812
Total TDS shareholders' equity	5,939	5,927

Noncontrolling interests	804	807

Total equity	6,743	6,734

Total liabilities and equity[1]	$14,242	$13,493
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of June 30, 2022 and December 31, 2021, include assets held by consolidated variable interest entities (VIEs) of $1,299 million and $1,456 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of June 30, 2022 and December 31, 2021, include certain liabilities of consolidated VIEs of $21 million for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 10 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
March 31, 2022	$1	$2,511	$1,074	$(456)	$6	$2,824	$5,960	$801	$6,761
Net income attributable to TDS shareholders	—	—	—	—	—	35	35	—	35
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	4	4
TDS Common and Series A Common share dividends ($0.180 per share)	—	—	—	—	—	(21)	(21)	—	(21)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Repurchase of Common Shares	—	—	—	(16)	—	—	(16)	—	(16)
Dividend reinvestment plan	—	—	—	1	—	—	1	—	1
Incentive and compensation plans	—	5	—	8	—	(11)	2	—	2
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(5)	—	—	—	—	(5)	—	(5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
June 30, 2022	$1	$2,511	$1,074	$(463)	$6	$2,810	$5,939	$804	$6,743

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
March 31, 2021	$1	$2,488	$408	$(472)	$(3)	$2,830	$5,252	$802	$6,054
Net income attributable to TDS shareholders	—	—	—	—	—	27	27	—	27
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	7	7
Other comprehensive income	—	—	—	—	1	—	1	—	1
TDS Common and Series A Common share dividends ($0.175 per share)	—	—	—	—	—	(20)	(20)	—	(20)
TDS Preferred share dividends ($552 per Series UU share)	—	—	(2)	—	—	(7)	(9)	—	(9)
Incentive and compensation plans	—	8	—	14	—	(18)	4	—	4
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(34)	—	—	—	—	(34)	27	(7)
June 30, 2021	$1	$2,462	$406	$(458)	$(2)	$2,812	$5,221	$836	$6,057

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2021	$1	$2,496	$1,074	$(461)	$5	$2,812	$5,927	$807	$6,734
Net income attributable to TDS shareholders	—	—	—	—	—	96	96	—	96
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	14	14
Other comprehensive income	—	—	—	—	1	—	1	—	1
TDS Common and Series A Common share dividends ($0.360 per share)	—	—	—	—	—	(41)	(41)	—	(41)
TDS Preferred share dividends ($828 per Series UU share and $750 per Series VV share)	—	—	—	—	—	(35)	(35)	—	(35)
Repurchase of Common Shares	—	—	—	(20)	—	—	(20)	—	(20)
Dividend reinvestment plan	—	1	—	1	—	(1)	1	—	1
Incentive and compensation plans	—	9	—	17	—	(21)	5	—	5
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	5	—	—	—	—	5	(15)	(10)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
June 30, 2022	$1	$2,511	$1,074	$(463)	$6	$2,810	$5,939	$804	$6,743

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2020	$1	$2,482	$—	$(477)	$(4)	$2,802	$4,804	$789	$5,593
Net income attributable to TDS shareholders	—	—	—	—	—	86	86	—	86
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	19	19
Other comprehensive income	—	—	—	—	2	—	2	—	2
TDS Common and Series A Common share dividends ($0.350 per share)	—	—	—	—	—	(40)	(40)	—	(40)
Issuance of TDS Preferred Shares, net of costs	—	—	406	—	—	—	406	—	406
TDS Preferred share dividends ($552 per Series UU share)	—	—	—	—	—	(9)	(9)	—	(9)
Repurchase of Common Shares	—	—	—	(3)	—	—	(3)	—	(3)
Dividend reinvestment plan	—	—	—	1	—	(1)	—	—	—
Incentive and compensation plans	—	12	—	21	—	(26)	7	—	7
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(32)	—	—	—	—	(32)	30	(2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
June 30, 2021	$1	$2,462	$406	$(458)	$(2)	$2,812	$5,221	$836	$6,057

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
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2022, are UScellular and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 12 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of June 30, 2022 and December 31, 2021 and its results of operations, comprehensive income and changes in equity for the three and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2021.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such non-cash acquisitions of software license agreements were $139 million for the six months ended June 30, 2022.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 9 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	June 30, 2022	December 31, 2021
(Dollars in millions)
Cash and cash equivalents	$466	$367
Restricted cash included in Other current assets	39	47
Cash, cash equivalents and restricted cash in the statement of cash flows	$505	$414

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are point in time.

Three Months Ended June 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$700	$—	$—	$700
Inbound roaming	18	—	—	18
Residential	—	168	—	168
Commercial	—	44	—	44
Wholesale	—	44	—	44
Other service	42	—	19	61
Service revenues from contracts with customers	760	255	19	1,035
Equipment and product sales	244	—	41	285
Total revenues from contracts with customers	1,004	255	60	1,320
Operating lease income	23	1	6	29
Total operating revenues	$1,027	$256	$66	$1,349

Three Months Ended June 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[1]	$684	$—	$—	$684
Inbound roaming	28	—	—	28
Residential	—	160	—	160
Commercial	—	46	—	46
Wholesale	—	44	—	44
Other service[1]	42	—	18	60
Service revenues from contracts with customers	754	251	18	1,022
Equipment and product sales	240	—	22	262
Total revenues from contracts with customers	994	251	39	1,284
Operating lease income	20	1	6	27
Total operating revenues	$1,014	$252	$45	$1,311

Six Months Ended June 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,402	$—	$—	$1,402
Inbound roaming	39	—	—	39
Residential	—	330	—	330
Commercial	—	87	—	87
Wholesale	—	87	—	87
Other service	84	—	36	120
Service revenues from contracts with customers	1,525	505	36	2,065
Equipment and product sales	467	1	71	539
Total revenues from contracts with customers	1,992	506	107	2,604
Operating lease income	45	2	13	60
Total operating revenues	$2,037	$507	$120	$2,664

Six Months Ended June 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[1]	$1,367	$—	$—	$1,367
Inbound roaming	56	—	—	56
Residential	—	317	—	317
Commercial	—	93	—	93
Wholesale	—	89	—	89
Other service[1]	81	—	34	115
Service revenues from contracts with customers	1,504	499	34	2,037
Equipment and product sales	492	1	45	538
Total revenues from contracts with customers	1,996	499	79	2,575
Operating lease income	41	1	12	54
Total operating revenues	$2,037	$501	$91	$2,629
Numbers may not foot due to rounding.
1For the three and six months ended June 30, 2021, amounts have been adjusted to reclassify $2 million and $4 million, respectively, of Internet of Things (IoT) and Reseller revenues from Retail service to Other service.
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

	June 30, 2022	December 31, 2021
(Dollars in millions)
Contract assets	$9	$10
Contract liabilities	$303	$289
Revenue recognized related to contract liabilities existing at January 1, 2022 was $171 million for the six months ended June 30, 2022.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2022 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2022	$277
2023	216
Thereafter	186
Total	$679
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

	June 30, 2022	December 31, 2021
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$134	$139
Fulfillment costs
Installation costs	9	10
Total contract cost assets	$143	$149
Amortization of contract cost assets was $28 million and $57 million for the three and six months ended June 30, 2022, respectively, and $29 million and $59 million for the three and six months ended June 30, 2021, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of June 30, 2022 and December 31, 2021, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	June 30, 2022		December 31, 2021
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,156	$1,500	$1,594
Institutional	2	536	425	535	659
Other	2	1,486	1,486	944	944
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of term loan credit agreements, receivables securitization agreement and in 2022, export credit financing agreement. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 2.22% to 7.75% and 1.31% to 4.40% at June 30, 2022 and December 31, 2021, respectively.
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
The following table summarizes equipment installment plan receivables.

	June 30, 2022	December 31, 2021
(Dollars in millions)
Equipment installment plan receivables, gross	$1,074	$1,085
Allowance for credit losses	(74)	(72)
Equipment installment plan receivables, net	$1,000	$1,013

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$631	$639
Other assets and deferred charges (Non-current portion)	369	374
Equipment installment plan receivables, net	$1,000	$1,013
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

	June 30, 2022					December 31, 2021
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$892	$91	$22	$5	$1,010	$896	$94	$24	$5	$1,019
Billed — current	38	5	1	—	44	40	5	1	1	47
Billed — past due	11	6	2	1	20	10	6	2	1	19
Total	$941	$102	$25	$6	$1,074	$946	$105	$27	$7	$1,085
The balance of the equipment installment plan receivables as of June 30, 2022 on a gross basis by year of origination were as follows:

	2019	2020	2021	2022	Total
(Dollars in millions)
Lowest Risk	$3	$146	$462	$330	$941
Lower Risk	—	10	52	40	102
Slight Risk	—	1	8	16	25
Higher Risk	—	—	3	3	6
Total	$3	$157	$525	$389	$1,074
Activity for the six months ended June 30, 2022 and 2021, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2022	June 30, 2021
(Dollars in millions)
Allowance for credit losses, beginning of period	$72	$78
Bad debts expense	37	13
Write-offs, net of recoveries	(35)	(19)
Allowance for credit losses, end of period	$74	$72

Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2022 was 40.4% and 36.7%, respectively. These effective tax rates reflect a combined rate of federal and state taxes, adjusted for impacts of nondeductible compensation and interest expense.
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
The amounts used in computing basic and diluted earnings per share attributable to TDS common shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars and shares in millions, except per share amounts)
Net income attributable to TDS common shareholders used in basic earnings per share	$18	$20	$61	$77
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	—	—	(1)	(1)
Net income attributable to TDS common shareholders used in diluted earnings per share	$18	$20	$60	$76

Weighted average number of shares used in basic earnings per share:
Common Shares	108	108	108	108
Series A Common Shares	7	7	7	7
Total	115	115	115	115

Effects of dilutive securities	1	1	1	1
Weighted average number of shares used in diluted earnings per share	116	116	116	116

Basic earnings per share attributable to TDS common shareholders	$0.15	$0.18	$0.53	$0.67

Diluted earnings per share attributable to TDS common shareholders	$0.15	$0.17	$0.52	$0.65
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 4 million for both the three and six months ended June 30, 2022, and 3 million for both the three and six months ended June 30, 2021.

Note 7 Intangible Assets
Activity related to Licenses for the six months ended June 30, 2022, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2021	$4,097
Acquisitions	587
Impairment	(3)
Transferred to Assets held for sale	1
Exchanges - Licenses received	1
Capitalized interest	3
Balance at June 30, 2022	$4,686
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

	June 30, 2022	December 31, 2021
(Dollars in millions)
Equity method investments	$455	$457
Measurement alternative method investments	18	22
Investments recorded using the net asset value practical expedient	10	—
Total investments in unconsolidated entities	$483	$479
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in millions)
Revenues	$1,779	$1,748	$3,595	$3,482
Operating expenses	1,395	1,221	2,772	2,502
Operating income	384	527	823	980
Other income (expense), net	(2)	(2)	(6)	10
Net income	$382	$525	$817	$990

Note 9 Debt
Revolving Credit Agreements
The following table summarizes the revolving credit agreements as of June 30, 2022:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$400	$300
Letters of credit outstanding	$1	$—
Amount borrowed	$—	$—
Amount available for use	$399	$300
Borrowings under the TDS revolving credit agreement bear interest at a rate of London Inter-bank Offered Rate (LIBOR) plus 1.50%.
Borrowings under the UScellular revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%.
During the six months ended June 30, 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement.
TDS and UScellular believe that they were in compliance with all of the financial and other covenants and requirements set forth in their revolving credit agreements as of June 30, 2022.
Term Loan Agreements
The following table summarizes the term loan credit agreements as of June 30, 2022:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$500	$800
Amount borrowed and outstanding	$349	$698
Amount borrowed and repaid	$1	$2
Amount available for use	$150	$100
Borrowings under the TDS term loan agreements bear interest at a rate of LIBOR plus 2.00% or LIBOR plus 2.50%. The maturity dates of the TDS term loan agreements are July 2028 and July 2031. In July 2022, TDS borrowed the remaining $150 million under the term loan agreement.
Borrowings under the UScellular term loan agreements bear interest at a rate of SOFR plus 1.60%, SOFR plus 2.10% or SOFR plus 2.60%. The maturity dates of the UScellular term loan agreements are July 2026, July 2028 and July 2031. In July 2022, UScellular borrowed the remaining $100 million under the term loan agreement.
TDS and UScellular believe that they were in compliance with all of the financial and other covenants and requirements set forth in their term loan credit agreements as of June 30, 2022.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) equipment imported from Canada, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. During the six months ended June 30, 2022, UScellular borrowed $150 million, which is the full amount available under the agreement.
TDS believes that UScellular was in compliance with all of the financial and other covenants and requirements set forth in their export credit financing agreement as of June 30, 2022.

Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement for securitized borrowings using its equipment installment receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. There were no significant changes to other terms of the receivable securitization agreement. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until the maturity date, which may be extended from time to time as specified therein. The outstanding borrowings bear interest at a rate that approximates SOFR plus 0.90%. During the six months ended June 30, 2022, UScellular repaid $150 million under the agreement. As of June 30, 2022, the outstanding borrowings under the agreement were $300 million and the unused borrowing capacity under the agreement was $150 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of June 30, 2022, the USCC Master Note Trust held $426 million of assets available to be pledged as collateral for the receivables securitization agreement. In July 2022, UScellular repaid $50 million under its receivables securitization agreement.
TDS believes that UScellular was in compliance with all of the financial and other covenants and requirements set forth in their receivables securitization agreement as of June 30, 2022.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction form involves the sale of receivables by the repo subsidiary and the commitment to repurchase at the end of the applicable repurchase term, which may extend up to one month. The transaction is accounted for as a one-month secured borrowing. The outstanding borrowings bear interest at a rate of SOFR plus 1.25%. Although the lender holds a security interest in the receivables, the repo subsidiary retains effective control and collection risk of the receivables, and therefore, any activity associated with the repurchase agreement will be treated as a secured borrowing. UScellular will continue to report equipment installment plan receivables and any related balances on the Consolidated Balance Sheet. The expiration date of the repurchase agreement is in January 2023. During the six months ended June 30, 2022, the repo subsidiary borrowed $60 million under the repurchase agreement. As of June 30, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million. The outstanding borrowings are included in Other current liabilities in the June 30, 2022 Consolidated Balance Sheet. As of June 30, 2022, UScellular held $638 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement. In July 2022, UScellular repaid $50 million under its repurchase agreement.
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30, 2022	December 31, 2021
(Dollars in millions)
Assets
Cash and cash equivalents	$30	$22
Accounts receivable	686	692
Inventory, net	3	2
Other current assets	35	44
Licenses	638	637
Property, plant and equipment, net	110	108
Operating lease right-of-use assets	41	42
Other assets and deferred charges	379	382
Total assets	$1,922	$1,929

Liabilities
Current liabilities	$89	$28
Long-term operating lease liabilities	37	37
Other deferred liabilities and credits	26	23
Total liabilities[1]	$152	$88
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
TDS’ total investment in these unconsolidated entities was $5 million and $4 million at June 30, 2022 and December 31, 2021, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $101 million and $50 million, during the six months ended June 30, 2022 and 2021, respectively, of which $80 million in 2022 and $21 million in 2021, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. In June 2022, the limited partnership agreement was amended and the general partner’s put option related to its interest in Advantage Spectrum will now be exercisable in the third quarter of 2023, and if not exercised at that time, will be exercisable in the third quarter of 2024. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to TDS, is recorded as Noncontrolling interests with redemption features in TDS’ Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in TDS’ Consolidated Statement of Operations.
Note 11 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Six Months Ended June 30,	2022	2021
(Dollars in millions)
Net income attributable to TDS shareholders	$96	$86
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(18)	(43)
Change in TDS' Capital in excess of par value from UScellular's repurchases of UScellular shares	13	1
Net transfers (to) from noncontrolling interests	(5)	(42)
Net income attributable to TDS shareholders after transfers (to) from noncontrolling interests	$91	$44

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
Financial data for TDS’ reportable segments for the three and six month periods ended, or as of June 30, 2022 and 2021, is as follows. See Note 1 — Basis of Presentation for additional information.

Three Months Ended or as of June 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$783	$256	$25	$1,064
Equipment and product sales	244	—	41	285
Total operating revenues	1,027	256	66	1,349
Cost of services (excluding Depreciation, amortization and accretion reported below)	192	103	17	312
Cost of equipment and products	275	—	33	308
Selling, general and administrative	339	77	11	427
Depreciation, amortization and accretion	172	52	5	229
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	6	1	—	7
Operating income	40	23	—	63
Equity in earnings of unconsolidated entities	37	—	1	38
Interest and dividend income	3	—	2	5
Interest expense	(40)	2	(2)	(40)
Income before income taxes	40	25	1	66
Income tax expense	18	7	2	27
Net income (loss)	22	19	(2)	39
Add back:
Depreciation, amortization and accretion	172	52	5	229
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	6	1	—	7
Interest expense	40	(2)	2	40
Income tax expense	18	7	2	27
Adjusted EBITDA[1]	$261	$76	$8	$345

Investments in unconsolidated entities	$441	$4	$38	$483
Total assets	$11,003	$2,803	$436	$14,242
Capital expenditures	$268	$120	$3	$391

Three Months Ended or as of June 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$774	$251	$24	$1,049
Equipment and product sales	240	—	22	262
Total operating revenues	1,014	252	45	1,311
Cost of services (excluding Depreciation, amortization and accretion reported below)	204	101	19	324
Cost of equipment and products	258	—	18	276
Selling, general and administrative	334	73	9	416
Depreciation, amortization and accretion	180	49	5	234
(Gain) loss on asset disposals, net	2	1	—	3
Operating income (loss)	36	28	(6)	58
Equity in earnings of unconsolidated entities	47	—	1	48
Interest and dividend income	2	—	1	3
Interest expense	(60)	1	(27)	(86)
Income (loss) before income taxes	25	29	(31)	23
Income tax expense (benefit)	(10)	7	(8)	(11)
Net income (loss)	35	22	(23)	34
Add back:
Depreciation, amortization and accretion	180	49	5	234
(Gain) loss on asset disposals, net	2	1	—	3
Interest expense	60	(1)	27	86
Income tax expense (benefit)	(10)	7	(8)	(11)
Adjusted EBITDA[1]	$267	$78	$1	$346

Investments in unconsolidated entities	$445	$4	$38	$487
Total assets	$9,920	$2,433	$427	$12,780
Capital expenditures	$148	$99	$3	$250

Six Months Ended or as of June 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,570	$507	$48	$2,125
Equipment and product sales	467	1	71	539
Total operating revenues	2,037	507	120	2,664
Cost of services (excluding Depreciation, amortization and accretion reported below)	377	199	35	611
Cost of equipment and products	533	—	57	590
Selling, general and administrative	663	150	24	837
Depreciation, amortization and accretion	342	106	8	456
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	8	1	—	9
Operating income (loss)	111	51	(4)	158
Equity in earnings of unconsolidated entities	82	—	1	83
Interest and dividend income	4	—	3	7
Interest expense	(73)	4	(3)	(72)
Income (loss) before income taxes	124	56	(4)	176
Income tax expense	50	14	1	65
Net income (loss)	74	41	(4)	111
Add back:
Depreciation, amortization and accretion	342	106	8	456
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	8	1	—	9
Interest expense	73	(4)	3	72
Income tax expense	50	14	1	65
Adjusted EBITDA[1]	$550	$159	$7	$716

Capital expenditures	$405	$225	$3	$633

Six Months Ended or as of June 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,545	$500	$46	$2,091
Equipment and product sales	492	1	45	538
Total operating revenues	2,037	501	91	2,629
Cost of services (excluding Depreciation, amortization and accretion reported below)	389	199	35	623
Cost of equipment and products	533	—	37	570
Selling, general and administrative	639	143	22	804
Depreciation, amortization and accretion	350	98	9	457
(Gain) loss on asset disposals, net	7	1	—	8
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	120	60	(12)	168
Equity in earnings of unconsolidated entities	88	—	2	90
Interest and dividend income	3	—	3	6
Interest expense	(97)	2	(43)	(138)
Other, net	—	—	(1)	(1)
Income (loss) before income taxes	114	62	(51)	125
Income tax expense (benefit)	17	15	(12)	20
Net income (loss)	97	46	(38)	105
Add back:
Depreciation, amortization and accretion	350	98	9	457
(Gain) loss on asset disposals, net	7	1	—	8
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	97	(2)	43	138
Income tax expense (benefit)	17	15	(12)	20
Adjusted EBITDA[1]	$567	$158	$2	$727

Capital expenditures	$273	$169	$4	$446
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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
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

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2022.
The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2022	59,100	$18.97	59,100	$171,613,870
May 1 - 31, 2022	171,315	$17.93	171,315	$168,541,695
June 1 - 30, 2022	735,709	$15.64	735,709	$157,033,260
Total for or as of the end of the quarter ended June 30, 2022	966,124	$16.25	966,124	$157,033,260

Exhibits

Exhibit Number	Description of Documents

Exhibit 10.1
Telephone and Data Systems, Inc. 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the TDS definitive proxy statement dated April 6, 2022, which was filed with the SEC on Schedule 14A on April 6, 2022.

Exhibit 10.2
United States Cellular Corporation 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the UScellular definitive proxy statement dated April 5, 2022, which was filed with the SEC on Schedule 14A on April 5, 2022.

Exhibit 10.3
Form of UScellular 2013 Long-Term Incentive Plan 2022 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

Exhibit 10.4
Form of UScellular 2013 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.3 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

Exhibit 10.5	Form of TDS 2020 Long-Term Incentive Plan 2022 Performance Share Award Agreement.

Exhibit 10.6	Form of TDS 2020 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement.

Exhibit 10.7	Form of TDS 2022 Long-Term Incentive Plan 2022 Performance Share Award Agreement.

Exhibit 10.8	Form of TDS 2022 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	31	-	36
		Notes to Consolidated Financial Statements	40	-	52

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	28

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	Item 4.	Controls and Procedures	56

Part II.	Other Information

	Item 1.	Legal Proceedings	56

	Item1A.	Risk Factors	30

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

	Item 6.	Exhibits	58

Signatures			60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 4, 2022	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	August 4, 2022	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)