Form 10-Q
period 2022-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2022-11-03
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2022, is 106,181,800 Common Shares, $.01 par value, and 7,383,300 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2022

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and nine months ended September 30, 2022, to the three and nine months ended September 30, 2021. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2021. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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

TDS Mission and Strategy
TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its people, and its communities. In pursuing this mission, TDS seeks to grow its businesses, create opportunities for its associates, support the communities it serves, and build value over the long-term for its shareholders. Across all of its businesses, TDS is focused on providing exceptional customer experiences through best-in-class services and products and superior customer service. Since its founding, TDS has been committed to bringing high-quality communications services to rural and underserved communities. TDS continues to make progress on developing and enhancing its Environmental, Social and Governance (ESG) program, including the publication of the most recent TDS ESG Report in September 2022.
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
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's 5G deployment is initially focused on mobility services using its low band spectrum. UScellular has acquired high-band and mid-band spectrum, deployed high-band spectrum on a limited basis, and will further deploy high-band and mid-band in the future to further enable the delivery of 5G services. UScellular has launched 5G services in portions of substantially all of its markets and will continue to expand to additional areas in the coming years.
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
▪TDS Telecom seeks to grow its operations and expand its total footprint by creating new clusters of markets in attractive, growing locations and may seek to acquire businesses that support and complement its existing markets.

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
▪Auctions 105, 107, 108 and 110 – Auction 105 was an FCC auction of 3.5 GHz wireless spectrum licenses that started in July 2020 and concluded in September 2020. Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021. Auction 110 was an FCC auction of 3.45-3.55 GHz wireless spectrum licenses that started in October 2021 and concluded in January 2022. Auction 108 is an FCC auction of 2.5 GHz wireless spectrum licenses that started in July 2022 and concluded in August 2022.
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

Results of Operations — TDS Consolidated

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
(Dollars in millions)
Operating revenues
UScellular	$1,083	$1,016	7%	$3,120	$3,053	2%
TDS Telecom	256	252	2%	763	752	1%
All other[1]	53	60	(13)%	173	152	14%
Total operating revenues	1,392	1,328	5%	4,056	3,957	3%
Operating expenses
UScellular	1,098	971	13%	3,024	2,888	5%
TDS Telecom	246	224	10%	702	665	6%
All other[1]	59	64	(9)%	183	167	9%
Total operating expenses	1,403	1,259	11%	3,909	3,720	5%
Operating income (loss)
UScellular	(15)	45	N/M	96	165	(42)%
TDS Telecom	10	27	(63)%	61	87	(30)%
All other[1]	(6)	(3)	(66)%	(10)	(15)	35%
Total operating income (loss)	(11)	69	N/M	147	237	(38)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	40	48	(16)%	123	138	(11)%
Interest and dividend income	4	3	39%	10	9	16%
Interest expense	(46)	(54)	13%	(118)	(193)	38%
Other, net	—	—	N/M	1	(1)	N/M
Total investment and other income (expense)	(2)	(3)	17%	16	(47)	N/M

Income (loss) before income taxes	(13)	66	N/M	163	190	(15)%
Income tax expense (benefit)	(3)	19	N/M	62	38	59%

Net income (loss)	(10)	47	N/M	101	152	(33)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(2)	7	N/M	14	26	(46)%
Net income (loss) attributable to TDS shareholders	(8)	40	N/M	87	126	(30)%
TDS Preferred Share dividends	17	12	44%	52	21	N/M
Net income (loss) attributable to TDS common shareholders	$(25)	$28	N/M	$35	$105	(66)%

Adjusted OIBDA (Non-GAAP)[2]	$227	$290	(22)%	$853	$923	(8)%
Adjusted EBITDA (Non-GAAP)[2]	$271	$341	(21)%	$987	$1,069	(8)%
Capital expenditures[3]	$305	$279	9%	$938	$726	29%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $18 million and $22 million for the three months ended September 30, 2022 and 2021, respectively and $52 million and $63 million for the nine months ended September 30, 2022 and 2021, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased for the three and nine months ended September 30, 2022, due primarily to the write-off of unamortized debt issuance costs related to Senior Notes redeemed during 2021 and replaced by other debt facilities with lower interest rates.
Income tax expense
Income tax expense decreased for the three months ended September 30, 2022 due primarily to the decrease in Income (loss) before income taxes.
Income tax expense increased for the nine months ended September 30, 2022 due primarily to the 2021 reduction of tax accruals resulting from expiration of state statutes of limitations of prior tax years, which did not recur in 2022. This was partially offset by the tax effect of the decrease in Income (loss) before income taxes.
During the nine months ended September 30, 2022, TDS received a federal income tax refund of $125 million related to the 2020 net operating loss carryback enabled by the CARES Act.
Net income (loss) attributable to noncontrolling interests, net of tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
UScellular noncontrolling public shareholders’	$(2)	$6	$10	$23
Noncontrolling shareholders’ or partners’	—	1	4	3
Net income (loss) attributable to noncontrolling interests, net of tax	$(2)	$7	$14	$26
Net income (loss) attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income (loss), the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income (loss) and other TDS noncontrolling interests.
TDS Preferred Share dividends
TDS Preferred Share dividends increased for the three and nine months ended September 30, 2022, due to quarterly dividends for Series UU Preferred Shares issued in March 2021 and Series VV Preferred Shares issued in August 2021.

Earnings
(Dollars in millions)

$1,200
$1,000
$800
$600
$400
$200
$0
$-200
$47
$341
$(10)
$271
$152
$1,069
$101
$987
Q3 2021
Q3 2022
YTD 2021
YTD 2022
Net income (loss)
Adjusted EBITDA*

Three Months Ended
Net income (loss) decreased due primarily to higher operating expenses, partially offset by higher operating revenues and lower income tax expense. Adjusted EBITDA decreased due primarily to higher operating expenses, partially offset by higher operating revenues.
Nine Months Ended
Net income (loss) decreased due primarily to higher operating and income tax expenses, partially offset by higher operating revenues and lower interest expense. Adjusted EBITDA decreased due primarily to higher operating expenses, partially offset by higher operating revenues.
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
▪Employs approximately 4,900 associates
▪4,329 owned towers
▪6,933 cell sites in service

Operational Overview — UScellular

As of September 30,	2022	2021
Retail Connections – End of Period
Postpaid	4,264,000	4,391,000
Prepaid	493,000	518,000
Total	4,757,000	4,909,000

	Q3 2022	Q3 2021	Q3 2022 vs. Q3 2021	YTD 2022	YTD 2021	YTD 2022 vs. YTD 2021
Postpaid Activity and Churn
Gross Additions
Handsets	107,000	105,000	2%	292,000	309,000	(6)%
Connected Devices	44,000	40,000	10%	113,000	118,000	(4)%
Total Gross Additions	151,000	145,000	4%	405,000	427,000	(5)%
Net Additions (Losses)
Handsets	(22,000)	(5,000)	N/M	(89,000)	(8,000)	N/M
Connected Devices	(9,000)	(3,000)	N/M	(26,000)	(11,000)	N/M
Total Net Additions (Losses)	(31,000)	(8,000)	N/M	(115,000)	(19,000)	N/M
Churn
Handsets	1.15%	0.95%		1.12%	0.92%
Connected Devices	3.40%	2.59%		2.94%	2.60%
Total Churn	1.42%	1.15%		1.34%	1.13%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three and nine months ended September 30, 2022, when compared to the same period last year due primarily to higher defections resulting from aggressive industry-wide competition and an increase in non-pay customers.
Total postpaid connected device net losses increased for the three and nine months ended September 30, 2022, when compared to the same period last year due primarily to higher defections of devices activated by schools and local municipalities during the pandemic, which were partly funded by various government subsidies which have since ended.
Macroeconomic factors have caused some supply chain disruption and delays, including constraints on certain devices. These supply constraints are due primarily to component availability, resulting in extended lead times and additional uncertainty, which may negatively impact UScellular in future periods.

Postpaid Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Average Revenue Per User (ARPU)	$50.21	$48.12	4%	$49.99	$47.83	5%
Average Revenue Per Account (ARPA)	$130.27	$125.99	3%	$130.20	$125.50	4%
Postpaid ARPU and Postpaid ARPA increased for the three and nine months ended September 30, 2022, when compared to the same period last year, due to (i) favorable plan and product offering mix, (ii) an increase in cost recovery surcharges, (iii) other price plan products and fees and (iv) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.
2021 Postpaid ARPU and ARPA amounts exclude $9 million of postpaid revenue related to a third quarter out-of-period error. See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Financial Overview — UScellular

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
(Dollars in millions)
Retail service[1]	$696	$697	—	$2,098	$2,064	2%
Inbound roaming	17	30	(43)%	56	86	(36)%
Other[1]	68	61	11%	197	183	8%
Service revenues	781	788	(1)%	2,351	2,333	1%
Equipment sales	302	228	32%	769	720	7%
Total operating revenues	1,083	1,016	7%	3,120	3,053	2%

System operations (excluding Depreciation, amortization and accretion reported below)	197	205	(4)%	574	594	(3)%
Cost of equipment sold	354	252	40%	887	786	13%
Selling, general and administrative	369	346	7%	1,032	984	5%
Depreciation, amortization and accretion	177	160	10%	520	510	2%
Loss on impairment of licenses	—	—	—	3	—	N/M
(Gain) loss on asset disposals, net	1	8	(89)%	9	15	(43)%
(Gain) loss on sale of business and other exit costs, net	—	—	8%	(1)	(1)	40%
Total operating expenses	1,098	971	13%	3,024	2,888	5%

Operating income (loss)	$(15)	$45	N/M	$96	$165	(42)%

Net income (loss)	$(12)	$35	N/M	$62	$132	(53)%
Adjusted OIBDA (Non-GAAP)[2]	$163	$213	(23)%	$627	$689	(9)%
Adjusted EBITDA (Non-GAAP)[2]	$205	$262	(22)%	$754	$831	(9)%
Capital expenditures[3]	$136	$185	(27)%	$541	$458	18%
N/M - Percentage change not meaningful
1For the three and nine months ended September 30, 2021, amounts have been adjusted to reclassify $2 million and $5 million, respectively, of Internet of Things (IoT) and Reseller revenues from Retail service to Other.
2Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2022 and 2021
(Dollars in millions)
Operating Revenues
Nine Months Ended September 30, 2022 and 2021
(Dollars in millions)

Service revenues consist of:
▪Retail Service - Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Inbound Roaming - Charges to other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service - Amounts received from the Federal USF, tower rental revenues, miscellaneous other service revenues and Internet of Things (IoT)
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three months ended September 30, 2022 partially due to a $9 million out-of-period error that increased revenue recognized in the three months ended September 30, 2021. Excluding this impact, retail service revenues increased primarily as a result of an increase in Postpaid ARPU as previously discussed in the Operational Overview section, partially offset by a decrease in average postpaid connections.
Retail service revenues increased for the nine months ended September 30, 2022 as a result of an increase in Postpaid ARPU, partially offset by a decrease in average postpaid connections, as well as a $9 million out-of-period error that increased revenue recognized in the nine months ended September 30, 2021. See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.
Inbound roaming revenues decreased for the three and nine months ended September 30, 2022, primarily driven by lower data revenues resulting from lower rates, partially offset by higher usage. UScellular expects inbound roaming revenues to continue to decline for the remainder of 2022 relative to prior year levels.
Other service revenues increased for the three and nine months ended September 30, 2022, resulting from increases in tower rental revenues, miscellaneous revenues, and IoT revenues.

Equipment sales revenues increased for the three and nine months ended September 30, 2022, due primarily to increased customer upgrades driven by more promotional activity, combined with a higher average price of new smartphone sales.
In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. Operating revenues and Operating income (loss) may be negatively impacted in future periods by the competitive response to offer increased promotional discounts to new and existing customers.
Systems operations expenses
System operations expenses decreased for the three and nine months ended September 30, 2022, due primarily to decreases in roaming and customer usage expenses, partially offset by an increase in maintenance, utility, and cell site expenses.
Cost of equipment sold
Cost of equipment sold increased for the three and nine months ended September 30, 2022, due primarily to increased customer upgrades driven by more promotional activity, combined with higher average cost per unit sold.
Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2022, due primarily to increases in bad debts expense, partially offset by a decrease in advertising expense.
Bad debts expense was $42 million and $13 million for the three months ended September 30, 2022 and 2021, respectively, and $93 million and $34 million for the nine months ended September 30, 2022 and 2021, respectively, as customer payment behavior and the corresponding rate of involuntary churn, which had been favorable in the prior year due to the continuing impacts of the pandemic, which included government stimulus payments and higher consumer savings rates, returned to pre-pandemic trends in the 2022 periods. In addition, customers have purchased higher priced devices in recent periods, which has resulted in higher write-off amounts per uncollectible account in the 2022 periods relative to the corresponding 2021 periods.
Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three and nine months ended September 30, 2022 due to increased capital expenditures in recent years relative to historical periods.

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom owns, operates and invests in communications services in a mix of rural and suburban communities throughout the United States. TDS Telecom is a wholly-owned subsidiary of TDS and provides a wide range of broadband, video and voice communications services to residential, commercial and wholesale customers. TDS Telecom's strategic goal is to be the preferred broadband provider in the markets it serves. TDS Telecom invests in high-quality networks, services and products, with the constant focus on delivering a best-in-class customer experience.

OPERATIONS

TDS Telecom headquarters, Madison, WI
TDS Telecom operations

▪Serves 1.2 million connections in 32 states
▪Employs approximately 3,300 associates

Operational Overview — TDS Telecom
Total Service Address Mix
As of September 30,
*2021 fiber addresses in cable markets are included in Coaxial.

As of September 30, 2022, TDS Telecom increased its service addresses 7% to 1.5 million through network expansion.

TDS Telecom offers 1Gig service to 64% of its total footprint as of September 30, 2022, compared to 57% a year ago.

In 2022, TDS Telecom began measuring fiber service addresses in its cable markets. Including cable, 36% of service addresses are served by fiber.

As of September 30,	2022	2021	2022 vs. 2021
Residential connections
Broadband
Wireline, Incumbent	252,600	252,100	—
Wireline, Expansion	49,400	32,600	52%
Cable	204,500	202,700	1%
Total Broadband	506,500	487,400	4%
Video	136,600	143,100	(5)%
Voice	295,500	306,300	(4)%
Total Residential Connections	938,600	936,800	—
Commercial connections	242,800	269,000	(10)%
Total connections	1,181,400	1,205,700	(2)%
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

Residential Broadband Connections by Speed
As of September 30,
Residential broadband customers continue to choose higher speeds with 69% taking speeds of 100 Mbps or greater and 10% choosing 1Gig.

Residential Revenue per Connection

Total residential revenue per connection increased 4% for the three months ended September 30, 2022, and 3% for the nine months ended September 30, 2022, due to price increases and product mix changes.

Financial Overview — TDS Telecom

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
(Dollars in millions)
Residential
Wireline, Incumbent	$89	$87	2%	$262	$258	2%
Wireline, Expansion	13	9	43%	35	24	48%
Cable	68	66	3%	203	197	3%
Total residential	170	162	5%	500	479	4%
Commercial	43	45	(5)%	130	138	(6)%
Wholesale	43	44	(2)%	132	135	(2)%
Total service revenues	256	251	2%	763	751	1%
Equipment revenues	—	—	(13)%	1	1	(8)%
Total operating revenues	256	252	2%	763	752	1%

Cost of services (excluding Depreciation, amortization and accretion reported below)	109	102	7%	308	301	2%
Cost of equipment and products	—	—	49%	1	—	21%
Selling, general and administrative	81	72	12%	231	216	7%
Depreciation, amortization and accretion	53	49	8%	158	147	8%
(Gain) loss on asset disposals, net	3	1	N/M	4	2	N/M
Total operating expenses	246	224	10%	702	665	6%

Operating income	$10	$27	(63)%	$61	$87	(30)%

Net income	$10	$21	(54)%	$51	$68	(24)%
Adjusted OIBDA (Non-GAAP)[1]	$66	$77	(14)%	$224	$235	(5)%
Adjusted EBITDA (Non-GAAP)[1]	$66	$77	(13)%	$226	$235	(4)%
Capital expenditures[2]	$166	$91	82%	$391	$260	50%
Numbers may not foot due to rounding.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2022 and 2021
(Dollars in millions)
Numbers may not foot due to rounding.
Operating Revenues
Nine Months Ended September 30, 2022 and 2021
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three and nine months ended September 30, 2022, due primarily to price increases and growth in broadband connections, partially offset by a decline in video and voice connections and federal universal service charges.

Commercial revenues decreased for the three and nine months ended September 30, 2022, due primarily to declining connections in CLEC markets and declining video connections, partially offset by an increase in broadband connections.

Cost of services
Cost of services increased for the three and nine months ended September 30, 2022, due primarily to higher employee-related expenses, vehicle expenses, video programming costs, and storm damage repair costs.

Selling, general and administrative
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2022, due primarily to increases to support current and future growth, including employee-related expenses, advertising and marketing expenses, and software-related costs, partially offset by decreases to federal universal service charges.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three and nine months ended September 30, 2022, due primarily to increased capital expenditures on new fiber assets and customer-related equipment.

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
TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, debt service requirements, repurchases of shares, payment of dividends, or making additional investments, including new technologies and fiber deployments. It may be necessary from time to time to increase the size of the existing credit facilities, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures.
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

In addition to Cash and cash equivalents, TDS and UScellular had undrawn borrowing capacity from the following debt facilities at September 30, 2022. See the Financing section below for further details.

	TDS	UScellular
(Dollars in millions)
Revolving Credit Agreement	$399	$300
Receivables Securitization Agreement	—	250
Repurchase Agreement	—	140
Total undrawn borrowing capacity	$399	$690
Financing
Revolving Credit Agreements
TDS and UScellular have unsecured revolving credit agreements with maximum borrowing capacities of $400 million and $300 million, respectively. Amounts under the revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the nine months ended September 30, 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement. As of September 30, 2022, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS' and UScellular's unused borrowing capacity was $399 million and $300 million, respectively.
Term Loan Agreements
TDS and UScellular have term loan agreements with maximum borrowing capacities of $500 million and $800 million, respectively. The maturity dates for the term loan agreements range from July 2026 to July 2031. During the nine months ended September 30, 2022, TDS borrowed $300 million under its term loan credit agreements and UScellular borrowed $500 million under its term loan credit agreements. As of September 30, 2022, TDS and UScellular have borrowed the full amounts available under the agreements and the outstanding borrowings were $498 million and $797 million, respectively.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. During the nine months ended September 30, 2022, UScellular borrowed $150 million, which is the full amount available under the agreement and is due in January 2027.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until the maturity date. During the nine months ended September 30, 2022, UScellular repaid $250 million under the agreement. As of September 30, 2022, the outstanding borrowings under the agreement were $200 million and the unused borrowing capacity under the agreement was $250 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction is accounted for as a one-month secured borrowing. The expiration date of the repurchase agreement is in January 2023. During the nine months ended September 30, 2022, the repo subsidiary borrowed $110 million and repaid $50 million under the repurchase agreement. As of September 30, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million.
Financial Covenants
TDS and UScellular believe they were in compliance with all of the financial covenants and requirements set forth in their revolving credit agreements, term loan credit agreements, export credit financing agreement and receivables securitization agreement as of September 30, 2022.
Other Long-Term Financing
TDS and UScellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated securities, preferred shares and depositary shares.
See Note 10 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2022 and 2021, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the nine months ended September 30, 2022 and 2021, were $541 million and $458 million, respectively.
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

TDS Telecom’s capital expenditures for the nine months ended September 30, 2022 and 2021, were $391 million and $260 million, respectively.
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
Common Share Repurchase Programs
During the nine months ended September 30, 2022, TDS repurchased 1,595,293 Common Shares for $26 million at an average cost per share of $16.19. As of September 30, 2022, the maximum dollar value of TDS Common Shares that may yet be repurchased under TDS’ program was $152 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
During the nine months ended September 30, 2022, UScellular repurchased 1,011,177 Common Shares for $29 million at an average cost per share of $28.53. As of September 30, 2022, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 2,506,000.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS' cash flow activities for the nine months ended September 30, 2022 and 2021.
2022 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $67 million. Net cash provided by operating activities was $901 million due to net income of $101 million adjusted for non-cash items of $768 million, distributions received from unconsolidated entities of $100 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which decreased net cash by $68 million. The working capital changes were primarily driven by an increase in customer and agent receivables, increases in inventory purchases and the timing of vendor payments, partially offset by a federal income tax refund of $125 million received during the first quarter.
Cash flows used for investing activities were $1,408 million, which included payments for property, plant and equipment of $794 million and payments for wireless spectrum licenses of $575 million. Cash payments for property, plant and equipment are lower than the total capital expenditures in the nine months ended September 30, 2022 due primarily to future obligations of certain software license agreements that are recorded as current year capital expenditures but are paid over time.
Cash flows provided by financing activities were $574 million, due primarily to $800 million borrowed under the term loan facilities, $150 million borrowed under the UScellular export credit financing agreement, $110 million borrowed under the UScellular EIP receivables repurchase agreement, and $75 million borrowed under the UScellular revolving credit agreement. These were partially offset by $250 million of repayments on the UScellular receivables securitization agreement, a $75 million repayment on the UScellular revolving credit agreement, a $50 million repayment on the UScellular EIP receivables repurchase agreement, the payment of dividends and repurchase of TDS and UScellular Common Shares.
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
Cash flows used for investing activities were $2,006 million, which included payments for wireless spectrum licenses of $1,283 million and payments for property, plant and equipment of $726 million.
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
Inventory, net
Inventory, net increased $74 million due primarily to increased inventory levels to support new promotions and ensure adequate device supply.
Income taxes receivable
Income taxes receivable decreased $124 million due primarily to a federal income tax refund received related to the 2020 net operating loss carryback enabled by the CARES Act.
Accrued compensation
Accrued compensation decreased $30 million due primarily to associate bonus payments in March 2022.
Other current liabilities
Other current liabilities increased $176 million due primarily to an increase in the short-term accrual for Auction 107 relocation fees, net borrowings under the EIP receivables repurchase agreement and accruals related to software license agreements.
Long-term debt, net
The following table presents the components of the $680 million increase in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2021	$2,928
Borrowings under Revolving Credit Agreements	75
Borrowings under Term Loan Agreements	800
Borrowings under Export Credit Financing Agreement	150
Repayments under Revolving Credit Agreements	(75)
Repayments under Receivables Securitization Agreement	(250)
Other	(20)
Balance at September 30, 2022	$3,608

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, and gains and losses, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income (loss) and Operating income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS - CONSOLIDATED	2022	2021	2022	2021
(Dollars in millions)
Net income (loss) (GAAP)	$(10)	$47	$101	$152
Add back:
Income tax expense (benefit)	(3)	19	62	38
Interest expense	46	54	118	193
Depreciation, amortization and accretion	234	213	691	670
EBITDA (Non-GAAP)	267	333	972	1,053
Add back or deduct:
Loss on impairment of licenses	—	—	3	—
(Gain) loss on asset disposals, net	4	8	13	17
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	(1)
Adjusted EBITDA (Non-GAAP)	271	341	987	1,069
Deduct:
Equity in earnings of unconsolidated entities	40	48	123	138
Interest and dividend income	4	3	10	9
Other, net	—	—	1	(1)
Adjusted OIBDA (Non-GAAP)	227	290	853	923
Deduct:
Depreciation, amortization and accretion	234	213	691	670
Loss on impairment of licenses	—	—	3	—
(Gain) loss on asset disposals, net	4	8	13	17
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	(1)
Operating income (loss) (GAAP)	$(11)	$69	$147	$237

	Three Months Ended September 30,		Nine Months Ended September 30,
UScellular	2022	2021	2022	2021
(Dollars in millions)
Net income (loss) (GAAP)	$(12)	$35	$62	$132
Add back:
Income tax expense (benefit)	(3)	14	46	31
Interest expense	42	45	115	144
Depreciation, amortization and accretion	177	160	520	510
EBITDA (Non-GAAP)	204	254	743	817
Add back or deduct:
Loss on impairment of licenses	—	—	3	—
(Gain) loss on asset disposals, net	1	8	9	15
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	(1)
Adjusted EBITDA (Non-GAAP)	205	262	754	831
Deduct:
Equity in earnings of unconsolidated entities	40	48	122	137
Interest and dividend income	2	1	5	5
Adjusted OIBDA (Non-GAAP)	163	213	627	689
Deduct:
Depreciation, amortization and accretion	177	160	520	510
Loss on impairment of licenses	—	—	3	—
(Gain) loss on asset disposals, net	1	8	9	15
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	(1)
Operating income (loss) (GAAP)	$(15)	$45	$96	$165

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS TELECOM	2022	2021	2022	2021
(Dollars in millions)
Net income (GAAP)	$10	$21	$51	$68
Add back:
Income tax expense	3	7	18	22
Interest expense	(2)	(1)	(5)	(3)
Depreciation, amortization and accretion	53	49	158	147
EBITDA (Non-GAAP)	63	76	222	233
Add back or deduct:
(Gain) loss on asset disposals, net	3	1	4	2
Adjusted EBITDA (Non-GAAP)	66	77	226	235
Deduct:
Interest and dividend income	1	—	1	1
Other, net	—	—	1	(1)
Adjusted OIBDA (Non-GAAP)	66	77	224	235
Deduct:
Depreciation, amortization and accretion	53	49	158	147
(Gain) loss on asset disposals, net	3	1	4	2
Operating income (GAAP)	$10	$27	$61	$87
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

	Nine Months Ended September 30,
	2022	2021
(Dollars in millions)
Cash flows from operating activities (GAAP)	$901	$863
Less: Cash paid for additions to property, plant and equipment	794	726
Free cash flow (Non-GAAP)	$107	$137

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
Regulatory Matters
Spectrum Auctions
On March 2, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.5 GHz band (Auction 105). On September 2, 2020, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 243 wireless spectrum licenses for a purchase price of $14 million. On July 15, 2022, the FCC released a Consent Decree related to its spectrum aggregation and ownership attribution rules in which UScellular agreed to relinquish its rights to 27 wireless spectrum licenses awarded in Auction 105 and subsequently received a full refund of $2 million. The remaining 216 wireless spectrum licenses were granted by the FCC on July 26, 2022.
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and adjusted as necessary if the estimated obligation changes. UScellular paid $36 million and $8 million related to the additional costs in October 2021 and September 2022, respectively. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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
On March 21, 2022, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 2.5 GHz band (Auction 108). On September 1, 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 34 wireless spectrum licenses for $3 million. The wireless spectrum licenses from Auction 108 have not yet been granted by the FCC.

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
As of September 30, 2022, approximately 60% of TDS' long-term debt was in fixed-rate senior notes and approximately 40% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at September 30, 2022.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2022	$3	5.3%
2023	18	4.9%
2024	18	4.9%
2025	18	4.9%
2026	288	4.3%
Thereafter	3,152	5.7%
Total	$3,497	5.6%
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
2Represents the weighted average stated interest rates at September 30, 2022, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2022.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,061	$1,065	$3,186	$3,156
Equipment and product sales	331	263	870	801
Total operating revenues	1,392	1,328	4,056	3,957

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	326	327	936	950
Cost of equipment and products	377	282	967	852
Selling, general and administrative	462	429	1,300	1,232
Depreciation, amortization and accretion	234	213	691	670
Loss on impairment of licenses	—	—	3	—
(Gain) loss on asset disposals, net	4	8	13	17
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	(1)
Total operating expenses	1,403	1,259	3,909	3,720

Operating income (loss)	(11)	69	147	237

Investment and other income (expense)
Equity in earnings of unconsolidated entities	40	48	123	138
Interest and dividend income	4	3	10	9
Interest expense	(46)	(54)	(118)	(193)
Other, net	—	—	1	(1)
Total investment and other income (expense)	(2)	(3)	16	(47)

Income (loss) before income taxes	(13)	66	163	190
Income tax expense (benefit)	(3)	19	62	38
Net income (loss)	(10)	47	101	152
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(2)	7	14	26
Net income (loss) attributable to TDS shareholders	(8)	40	87	126
TDS Preferred Share dividends	17	12	52	21
Net income (loss) attributable to TDS common shareholders	$(25)	$28	$35	$105

Basic weighted average shares outstanding	114	115	114	115
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.22)	$0.24	$0.31	$0.91

Diluted weighted average shares outstanding	114	116	115	116
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.22)	$0.24	$0.30	$0.89
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
Net income (loss)	$(10)	$47	$101	$152
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost	1	1	2	2
Comprehensive income (loss)	(9)	48	103	154
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(2)	7	14	26
Comprehensive income (loss) attributable to TDS shareholders	$(7)	$41	$89	$128
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
(Dollars in millions)
Cash flows from operating activities
Net income	$101	$152
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	691	670
Bad debts expense	98	36
Stock-based compensation expense	32	35
Deferred income taxes, net	48	55
Equity in earnings of unconsolidated entities	(123)	(138)
Distributions from unconsolidated entities	100	107
Loss on impairment of licenses	3	—
(Gain) loss on asset disposals, net	13	17
(Gain) loss on sale of business and other exit costs, net	(1)	(1)
Other operating activities	7	51
Changes in assets and liabilities from operations
Accounts receivable	(59)	26
Equipment installment plans receivable	(131)	(44)
Inventory	(74)	12
Accounts payable	16	(56)
Customer deposits and deferred revenues	30	13
Accrued taxes	136	(43)
Accrued interest	10	4
Other assets and liabilities	4	(33)
Net cash provided by operating activities	901	863

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(794)	(726)
Cash paid for intangible assets	(603)	(1,268)
Cash received from investments	—	3
Cash received from divestitures and exchanges	8	2
Advance payments for license acquisitions	—	(20)
Other investing activities	(19)	3
Net cash used in investing activities	(1,408)	(2,006)

Cash flows from financing activities
Issuance of long-term debt	1,027	1,418
Repayment of long-term debt	(330)	(1,884)
Issuance of short-term debt	110	—
Repayment of short-term debt	(50)	—
Issuance of TDS Preferred Shares	—	1,110
TDS Common Shares reissued for benefit plans, net of tax payments	(4)	(5)
UScellular Common Shares reissued for benefit plans, net of tax payments	(5)	(16)
Repurchase of TDS Common Shares	(25)	(4)
Repurchase of UScellular Common Shares	(28)	(21)
Dividends paid to TDS shareholders	(114)	(81)
Payment of debt and equity issuance costs	(2)	(59)
Distributions to noncontrolling interests	(3)	(2)
Other financing activities	(2)	(4)
Net cash provided by financing activities	574	452

Net increase (decrease) in cash, cash equivalents and restricted cash	67	(691)

Cash, cash equivalents and restricted cash
Beginning of period	414	1,452
End of period	$481	$761
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2022	December 31, 2021
(Dollars in millions)
Current assets
Cash and cash equivalents	$442	$367
Accounts receivable
Customers and agents, less allowances of $70 and $60, respectively	1,070	1,058
Other, less allowances of $2 and $2, respectively	111	93
Inventory, net	252	178
Prepaid expenses	94	103
Income taxes receivable	60	184
Other current assets	57	61
Total current assets	2,086	2,044

Assets held for sale	29	18

Licenses	4,689	4,097

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $106 and $91, respectively	210	197

Investments in unconsolidated entities	503	479

Property, plant and equipment
In service and under construction	14,928	14,265
Less: Accumulated depreciation and amortization	10,281	9,904
Property, plant and equipment, net	4,647	4,361

Operating lease right-of-use assets	1,010	1,040

Other assets and deferred charges	758	710

Total assets[1]	$14,479	$13,493
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2022	December 31, 2021
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$16	$6
Accounts payable	506	481
Customer deposits and deferred revenues	266	236
Accrued interest	20	10
Accrued taxes	48	45
Accrued compensation	107	137
Short-term operating lease liabilities	146	141
Other current liabilities	300	124
Total current liabilities	1,409	1,180

Deferred liabilities and credits
Deferred income tax liability, net	967	921
Long-term operating lease liabilities	926	960
Other deferred liabilities and credits	867	759

Long-term debt, net	3,608	2,928

Commitments and contingencies

Noncontrolling interests with redemption features	12	11

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 114 shares (7 Series A Common and 107 Common Shares) and 115 shares (7 Series A Common and 108 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,527	2,496
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, .0444 shares outstanding (.0168 Series UU and .0276 Series VV)	1,074	1,074
Treasury shares, at cost, 19 and 18 Common Shares, respectively	(468)	(461)
Accumulated other comprehensive income	7	5
Retained earnings	2,763	2,812
Total TDS shareholders' equity	5,904	5,927

Noncontrolling interests	786	807

Total equity	6,690	6,734

Total liabilities and equity[1]	$14,479	$13,493
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of September 30, 2022 and December 31, 2021, include assets held by consolidated variable interest entities (VIEs) of $1,240 million and $1,456 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of September 30, 2022 and December 31, 2021, include certain liabilities of consolidated VIEs of $21 million for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 11 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
June 30, 2022	$1	$2,511	$1,074	$(463)	$6	$2,810	$5,939	$804	$6,743
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(8)	(8)	—	(8)
Net income (loss) attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	1	—	1	—	1
TDS Common and Series A Common share dividends ($0.180 per share)	—	—	—	—	—	(21)	(21)	—	(21)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Repurchase of Common Shares	—	—	—	(5)	—	—	(5)	—	(5)
Dividend reinvestment plan	—	1	—	—	—	(1)	—	—	—
Incentive and compensation plans	—	5	—	—	—	—	5	—	5
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	10	—	—	—	—	10	(16)	(6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
September 30, 2022	$1	$2,527	$1,074	$(468)	$7	$2,763	$5,904	$786	$6,690

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

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2021	$1	$2,496	$1,074	$(461)	$5	$2,812	$5,927	$807	$6,734
Net income attributable to TDS shareholders	—	—	—	—	—	87	87	—	87
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	13	13
Other comprehensive income	—	—	—	—	2	—	2	—	2
TDS Common and Series A Common share dividends ($0.540 per share)	—	—	—	—	—	(62)	(62)	—	(62)
TDS Preferred share dividends ($1,242 per Series UU share and $1,125 per Series VV share)	—	—	—	—	—	(52)	(52)	—	(52)
Repurchase of Common Shares	—	—	—	(26)	—	—	(26)	—	(26)
Dividend reinvestment plan	—	1	—	2	—	(1)	2	—	2
Incentive and compensation plans	—	14	—	17	—	(21)	10	—	10
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	16	—	—	—	—	16	(31)	(15)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
September 30, 2022	$1	$2,527	$1,074	$(468)	$7	$2,763	$5,904	$786	$6,690
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
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2022, are UScellular and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 13 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of September 30, 2022 and December 31, 2021 and its results of operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2021.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $135 million and $16 million for the nine months ended September 30, 2022 and 2021, respectively.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 10 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	September 30, 2022	December 31, 2021
(Dollars in millions)
Cash and cash equivalents	$442	$367
Restricted cash included in Other current assets	39	47
Cash, cash equivalents and restricted cash in the statement of cash flows	$481	$414

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are point in time.

Three Months Ended September 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$696	$—	$—	$696
Inbound roaming	17	—	—	17
Residential	—	170	—	170
Commercial	—	43	—	43
Wholesale	—	42	—	42
Other service	45	—	18	63
Service revenues from contracts with customers	758	255	18	1,031
Equipment and product sales	302	—	29	331
Total revenues from contracts with customers	1,060	255	47	1,362
Operating lease income	23	1	6	30
Total operating revenues	$1,083	$256	$53	$1,392

Three Months Ended September 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[1,2]	$697	$—	$—	$697
Inbound roaming	30	—	—	30
Residential	—	162	—	162
Commercial	—	45	—	45
Wholesale	—	43	—	43
Other service[1]	40	—	19	59
Service revenues from contracts with customers	767	251	19	1,037
Equipment and product sales	228	—	35	263
Total revenues from contracts with customers	995	251	54	1,300
Operating lease income	21	1	6	28
Total operating revenues	$1,016	$252	$60	$1,328

Nine Months Ended September 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,098	$—	$—	$2,098
Inbound roaming	56	—	—	56
Residential	—	500	—	500
Commercial	—	130	—	130
Wholesale	—	129	—	129
Other service	129	—	54	183
Service revenues from contracts with customers	2,283	760	54	3,096
Equipment and product sales	769	1	100	870
Total revenues from contracts with customers	3,052	761	154	3,966
Operating lease income	68	3	19	90
Total operating revenues	$3,120	$763	$173	$4,056

Nine Months Ended September 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[1,2]	$2,064	$—	$—	$2,064
Inbound roaming	86	—	—	86
Residential	—	479	—	479
Commercial	—	138	—	138
Wholesale	—	132	—	132
Other service[1]	122	—	53	175
Service revenues from contracts with customers	2,272	749	53	3,074
Equipment and product sales	720	1	80	801
Total revenues from contracts with customers	2,992	750	133	3,875
Operating lease income	61	2	19	82
Total operating revenues	$3,053	$752	$152	$3,957
Numbers may not foot due to rounding.
1For the three and nine months ended September 30, 2021, amounts have been adjusted to reclassify $2 million and $5 million, respectively, of Internet of Things (IoT) and Reseller revenues from Retail service to Other service.
2During the three months ended September 30, 2021, UScellular recorded a $9 million out-of-period error related to the timing of recognition of regulatory fee billings. This adjustment had the impact of increasing Service revenue by $9 million for the three and nine months ended September 30, 2021. UScellular determined that this adjustment was not material to any of the periods impacted.
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

	September 30, 2022	December 31, 2021
(Dollars in millions)
Contract assets	$11	$10
Contract liabilities	$355	$289
Revenue recognized related to contract liabilities existing at January 1, 2022 was $193 million for the nine months ended September 30, 2022.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of September 30, 2022 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2022	$203
2023	239
Thereafter	219
Total	$661
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

	September 30, 2022	December 31, 2021
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$141	$139
Fulfillment costs
Installation costs	8	10
Total contract cost assets	$149	$149
Amortization of contract cost assets was $28 million and $85 million for the three and nine months ended September 30, 2022, respectively, and $29 million and $87 million for the three and nine months ended September 30, 2021, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of September 30, 2022 and December 31, 2021, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	September 30, 2022		December 31, 2021
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,155	$1,500	$1,594
Institutional	2	536	399	535	659
Other	2	1,631	1,631	944	944
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of term loan credit agreements, receivables securitization agreement and in 2022, export credit financing agreement. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.70% to 8.50% and 1.31% to 4.40% at September 30, 2022 and December 31, 2021, respectively.
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
The following table summarizes equipment installment plan receivables.

	September 30, 2022	December 31, 2021
(Dollars in millions)
Equipment installment plan receivables, gross	$1,161	$1,085
Allowance for credit losses	(87)	(72)
Equipment installment plan receivables, net	$1,074	$1,013

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$642	$639
Other assets and deferred charges (Non-current portion)	432	374
Equipment installment plan receivables, net	$1,074	$1,013
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

	September 30, 2022					December 31, 2021
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$974	$93	$23	$5	$1,095	$896	$94	$24	$5	$1,019
Billed — current	39	5	1	—	45	40	5	1	1	47
Billed — past due	11	6	3	1	21	10	6	2	1	19
Total	$1,024	$104	$27	$6	$1,161	$946	$105	$27	$7	$1,085
The balance of the equipment installment plan receivables as of September 30, 2022 on a gross basis by year of origination were as follows:

	2019	2020	2021	2022	Total
(Dollars in millions)
Lowest Risk	$1	$87	$380	$556	$1,024
Lower Risk	—	6	40	58	104
Slight Risk	—	1	6	20	27
Higher Risk	—	—	2	4	6
Total	$1	$94	$428	$638	$1,161
Activity for the nine months ended September 30, 2022 and 2021, in the allowance for credit losses for equipment installment plan receivables was as follows:

	September 30, 2022	September 30, 2021
(Dollars in millions)
Allowance for credit losses, beginning of period	$72	$78
Bad debts expense	69	21
Write-offs, net of recoveries	(54)	(29)
Allowance for credit losses, end of period	$87	$70

Note 5 Income Taxes
The effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2022 was 24.4% and 37.7%, respectively. These effective tax rates reflect a combined rate of federal and state taxes, adjusted for impacts of nondeductible compensation and interest expense. The effective tax rates also varied during the interim periods due to fluctuations in Income (loss) before income taxes.
The effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2021 was 29.3% and 20.3%, respectively. The effective tax rate for the nine months ended September 30, 2021 was lower than normal due primarily to the reduction of tax accruals resulting from expirations of state statutes of limitations for prior tax years.
Note 6 Earnings Per Share
Basic earnings (loss) per share attributable to TDS common shareholders is computed by dividing Net income (loss) attributable to TDS common shareholders by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per share attributable to TDS common shareholders is computed by dividing Net income (loss) attributable to TDS common shareholders by the weighted average number of Common Shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon the exercise of outstanding stock options and the vesting of performance and restricted stock units.
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to TDS common shareholders used in basic earnings (loss) per share	$(25)	$28	$35	$105
Adjustments to compute diluted earnings (loss):
Noncontrolling interest adjustment	—	(1)	—	(2)
Net income (loss) attributable to TDS common shareholders used in diluted earnings (loss) per share	$(25)	$27	$35	$103

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	107	108	107	108
Series A Common Shares	7	7	7	7
Total	114	115	114	115

Effects of dilutive securities	—	1	1	1
Weighted average number of shares used in diluted earnings (loss) per share	114	116	115	116

Basic earnings (loss) per share attributable to TDS common shareholders	$(0.22)	$0.24	$0.31	$0.91

Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.22)	$0.24	$0.30	$0.89
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 4 million for both the three and nine months ended September 30, 2022, and 4 million for both the three and nine months ended September 30, 2021.

Note 7 Intangible Assets
Activity related to Licenses for the nine months ended September 30, 2022, is presented below:

Licenses
(Dollars in millions)
Balance at December 31, 2021	$4,097
Acquisitions	588
Impairment	(3)
Transferred to Assets held for sale	1
Exchanges - Licenses received	1
Capitalized interest	5
Balance at September 30, 2022	$4,689
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and adjusted as necessary if the estimated obligation changes. UScellular paid $36 million and $8 million related to the additional costs in October 2021 and September 2022, respectively. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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

	September 30, 2022	December 31, 2021
(Dollars in millions)
Equity method investments	$476	$457
Measurement alternative method investments	18	22
Investments recorded using the net asset value practical expedient	9	—
Total investments in unconsolidated entities	$503	$479
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Dollars in millions)
Revenues	$1,835	$1,763	$5,430	$5,245
Operating expenses	1,402	1,250	4,174	3,752
Operating income	433	513	1,256	1,493
Other income (expense), net	(7)	5	(13)	15
Net income	$426	$518	$1,243	$1,508

Note 9 Asset Retirement Obligations
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
During the three months ended September 30, 2022, UScellular and TDS Telecom performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the reviews and other changes in asset retirement obligations during the nine months ended September 30, 2022 were as follows:

Asset Retirement Obligations
(Dollars in millions)
Balance at December 31, 2021	$469
Additional liabilities accrued	19
Revisions in estimated cash outflows	12
Disposition of assets	(1)
Accretion expense	19
Balance at September 30, 2022	$518
Note 10 Debt
Revolving Credit Agreements
The following table summarizes the revolving credit agreements as of September 30, 2022:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$400	$300
Letters of credit outstanding	$1	$—
Amount borrowed	$—	$—
Amount available for use	$399	$300
Borrowings under the TDS revolving credit agreement bear interest at a rate of London Inter-bank Offered Rate (LIBOR) plus 1.50%.
Borrowings under the UScellular revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%.
During the nine months ended September 30, 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement.
TDS and UScellular believe that they were in compliance with all of the financial and other covenants and requirements set forth in their revolving credit agreements as of September 30, 2022.
Term Loan Agreements
The following table summarizes the term loan credit agreements as of September 30, 2022:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$500	$800
Amount borrowed and outstanding	$498	$797
Amount borrowed and repaid	$2	$3
Amount available for use	$—	$—
Borrowings under the TDS term loan agreements bear interest at a rate of LIBOR plus 2.00% or LIBOR plus 2.50%. The maturity dates of the TDS term loan agreements are July 2028 and July 2031. During the nine months ended September 30, 2022, TDS borrowed $300 million under the term loan agreements.
Borrowings under the UScellular term loan agreements bear interest at a rate of SOFR plus 1.60%, SOFR plus 2.10% or SOFR plus 2.60%. The maturity dates of the UScellular term loan agreements are July 2026, July 2028 and July 2031. During the nine months ended September 30, 2022, UScellular borrowed $500 million under the term loan agreements.

TDS and UScellular believe that they were in compliance with all of the financial and other covenants and requirements set forth in their term loan credit agreements as of September 30, 2022.
Export Credit Financing Agreement
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. During the nine months ended September 30, 2022, UScellular borrowed $150 million, which is the full amount available under the agreement.
TDS believes that UScellular was in compliance with all of the financial and other covenants and requirements set forth in their export credit financing agreement as of September 30, 2022.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement for securitized borrowings using its equipment installment receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. There were no significant changes to other terms of the receivable securitization agreement. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until the maturity date, which may be extended from time to time as specified therein. The outstanding borrowings bear interest at a rate that approximates SOFR plus 0.90%. During the nine months ended September 30, 2022, UScellular repaid $250 million under the agreement. As of September 30, 2022, the outstanding borrowings under the agreement were $200 million and the unused borrowing capacity under the agreement was $250 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of September 30, 2022, the USCC Master Note Trust held $386 million of assets available to be pledged as collateral for the receivables securitization agreement.
TDS believes that UScellular was in compliance with all of the financial and other covenants and requirements set forth in their receivables securitization agreement as of September 30, 2022.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction form involves the sale of receivables by the repo subsidiary and the commitment to repurchase at the end of the applicable repurchase term, which may extend up to one month. The transaction is accounted for as a one-month secured borrowing. The outstanding borrowings bear interest at a rate of SOFR plus 1.25%. Although the lender holds a security interest in the receivables, the repo subsidiary retains effective control and collection risk of the receivables, and therefore, any activity associated with the repurchase agreement will be treated as a secured borrowing. UScellular will continue to report equipment installment plan receivables and any related balances on the Consolidated Balance Sheet. The expiration date of the repurchase agreement is in January 2023. During the nine months ended September 30, 2022, the repo subsidiary borrowed $110 million and repaid $50 million under the repurchase agreement. As of September 30, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million. The outstanding borrowings are included in Other current liabilities in the September 30, 2022 Consolidated Balance Sheet. As of September 30, 2022, UScellular held $558 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30, 2022	December 31, 2021
(Dollars in millions)
Assets
Cash and cash equivalents	$23	$22
Accounts receivable	699	692
Inventory, net	3	2
Other current assets	35	44
Licenses	638	637
Property, plant and equipment, net	113	108
Operating lease right-of-use assets	40	42
Other assets and deferred charges	441	382
Total assets	$1,992	$1,929

Liabilities
Current liabilities	$90	$28
Long-term operating lease liabilities	36	37
Other deferred liabilities and credits	27	23
Total liabilities[1]	$153	$88
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
TDS’ total investment in these unconsolidated entities was $5 million and $4 million at September 30, 2022 and December 31, 2021, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $291 million and $64 million, during the nine months ended September 30, 2022 and 2021, respectively, of which $269 million in 2022 and $32 million in 2021, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.

The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. In June 2022, the limited partnership agreement was amended and the general partner’s put option related to its interest in Advantage Spectrum will now be exercisable in the third quarter of 2023, and if not exercised at that time, will be exercisable in the third quarter of 2024. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to TDS, is recorded as Noncontrolling interests with redemption features in TDS’ Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income (loss) attributable to noncontrolling interests, net of tax, in TDS’ Consolidated Statement of Operations.
Note 12 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Nine Months Ended September 30,	2022	2021
(Dollars in millions)
Net income attributable to TDS shareholders	$87	$126
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(19)	(48)
Change in TDS' Capital in excess of par value from UScellular's repurchases of UScellular shares	21	11
Net transfers (to) from noncontrolling interests	2	(37)
Net income attributable to TDS shareholders after transfers (to) from noncontrolling interests	$89	$89

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
Financial data for TDS’ reportable segments for the three and nine month periods ended, or as of September 30, 2022 and 2021, is as follows. See Note 1 — Basis of Presentation for additional information.

Three Months Ended or as of September 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$781	$256	$24	$1,061
Equipment and product sales	302	—	29	331
Total operating revenues	1,083	256	53	1,392
Cost of services (excluding Depreciation, amortization and accretion reported below)	197	109	20	326
Cost of equipment and products	354	—	23	377
Selling, general and administrative	369	81	12	462
Depreciation, amortization and accretion	177	53	4	234
(Gain) loss on asset disposals, net	1	3	—	4
Operating income (loss)	(15)	10	(6)	(11)
Equity in earnings of unconsolidated entities	40	—	—	40
Interest and dividend income	2	1	1	4
Interest expense	(42)	2	(6)	(46)
Income (loss) before income taxes	(15)	13	(11)	(13)
Income tax expense (benefit)	(3)	3	(3)	(3)
Net income (loss)	(12)	10	(8)	(10)
Add back:
Depreciation, amortization and accretion	177	53	4	234
(Gain) loss on asset disposals, net	1	3	—	4
Interest expense	42	(2)	6	46
Income tax expense (benefit)	(3)	3	(3)	(3)
Adjusted EBITDA[1]	$205	$66	$—	$271

Investments in unconsolidated entities	$461	$4	$38	$503
Total assets	$11,056	$2,949	$474	$14,479
Capital expenditures	$136	$166	$3	$305

Three Months Ended or as of September 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$788	$251	$26	$1,065
Equipment and product sales	228	—	35	263
Total operating revenues	1,016	252	60	1,328
Cost of services (excluding Depreciation, amortization and accretion reported below)	205	102	20	327
Cost of equipment and products	252	—	30	282
Selling, general and administrative	346	72	11	429
Depreciation, amortization and accretion	160	49	4	213
(Gain) loss on asset disposals, net	8	1	(1)	8
Operating income (loss)	45	27	(3)	69
Equity in earnings of unconsolidated entities	48	—	—	48
Interest and dividend income	1	—	2	3
Interest expense	(45)	1	(10)	(54)
Income (loss) before income taxes	49	28	(11)	66
Income tax expense (benefit)	14	7	(2)	19
Net income (loss)	35	21	(9)	47
Add back:
Depreciation, amortization and accretion	160	49	4	213
(Gain) loss on asset disposals, net	8	1	(1)	8
Interest expense	45	(1)	10	54
Income tax expense (benefit)	14	7	(2)	19
Adjusted EBITDA[1]	$262	$77	$2	$341

Investments in unconsolidated entities	$466	$4	$39	$509
Total assets	$10,144	$2,493	$809	$13,446
Capital expenditures	$185	$91	$3	$279

Nine Months Ended or as of September 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,351	$763	$72	$3,186
Equipment and product sales	769	1	100	870
Total operating revenues	3,120	763	173	4,056
Cost of services (excluding Depreciation, amortization and accretion reported below)	574	308	54	936
Cost of equipment and products	887	1	79	967
Selling, general and administrative	1,032	231	37	1,300
Depreciation, amortization and accretion	520	158	13	691
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	9	4	—	13
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	96	61	(10)	147
Equity in earnings of unconsolidated entities	122	—	1	123
Interest and dividend income	5	1	4	10
Interest expense	(115)	5	(8)	(118)
Other, net	—	1	—	1
Income (loss) before income taxes	108	68	(13)	163
Income tax expense (benefit)	46	18	(2)	62
Net income (loss)	62	51	(12)	101
Add back:
Depreciation, amortization and accretion	520	158	13	691
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	9	4	—	13
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	115	(5)	8	118
Income tax expense (benefit)	46	18	(2)	62
Adjusted EBITDA[1]	$754	$226	$7	$987

Capital expenditures	$541	$391	$6	$938

Nine Months Ended or as of September 30, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,333	$751	$72	$3,156
Equipment and product sales	720	1	80	801
Total operating revenues	3,053	752	152	3,957
Cost of services (excluding Depreciation, amortization and accretion reported below)	594	301	55	950
Cost of equipment and products	786	—	66	852
Selling, general and administrative	984	216	32	1,232
Depreciation, amortization and accretion	510	147	13	670
(Gain) loss on asset disposals, net	15	2	—	17
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	165	87	(15)	237
Equity in earnings of unconsolidated entities	137	—	1	138
Interest and dividend income	5	1	3	9
Interest expense	(144)	3	(52)	(193)
Other, net	—	(1)	—	(1)
Income (loss) before income taxes	163	90	(63)	190
Income tax expense (benefit)	31	22	(15)	38
Net income (loss)	132	68	(48)	152
Add back:
Depreciation, amortization and accretion	510	147	13	670
(Gain) loss on asset disposals, net	15	2	—	17
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	144	(3)	52	193
Income tax expense (benefit)	31	22	(15)	38
Adjusted EBITDA[1]	$831	$235	$3	$1,069

Capital expenditures	$458	$260	$8	$726
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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
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

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2022.
The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2022	31,114	$15.80	31,114	$156,541,699
August 1 - 31, 2022	—	$—	—	$156,541,699
September 1 - 30, 2022	343,953	$14.54	343,953	$151,541,710
Total for or as of the end of the quarter ended September 30, 2022	375,067	$14.64	375,067	$151,541,710

Exhibits

Exhibit Number	Description of Documents

Exhibit 3.1	TDS Amended and Restated Bylaws are hereby incorporated by reference to Exhibit 3.1 to TDS' Current Report on Form 8-K dated October 14, 2022.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	32	-	37
		Notes to Consolidated Financial Statements	41	-	53

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	29

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

	Item 4.	Controls and Procedures	57

Part II.	Other Information

	Item 1.	Legal Proceedings	57

	Item1A.	Risk Factors	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

	Item 6.	Exhibits	59

Signatures			61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	November 3, 2022	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	November 3, 2022	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)