Form 10-K
period 2022-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2023-02-16
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (312) 630-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $.01 par value	TDS	New York Stock Exchange
Depository Shares each representing a 1/1000th interest in a share of 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock $.01 par value	TDSPrU	New York Stock Exchange
Depository Shares each representing a 1/1000th interest in a share of 6.000% Series VV Cumulative Redeemable Perpetual Preferred Stock $.01 par value	TDSPrV	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☒	Accelerated filer			☐
Non-accelerated filer	☐	Smaller reporting company			☐
		Emerging growth company			☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.					☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.					☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).					☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		Yes	☐	No	☒
As of June 30, 2022, the aggregate market values of the registrant’s Common Shares and Series A Common Shares held by non-affiliates were approximately $2 billion and less than $1 million, respectively. For purposes hereof, Telephone and Data Systems, Inc. (TDS) has assumed that each director and executive officer is an affiliate, and no party who has filed a Schedule 13G is an affiliate. The June 30, 2022 closing price of the Common Shares was $15.79 as reported by the New York Stock Exchange. Because trading in the Series A Common Shares is infrequent, the registrant has assumed for purposes hereof that each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares are convertible on a share-for-share basis into Common Shares.
The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2023, is 105,050,300 Common Shares, $.01 par value, and 7,411,300 Series A Common Shares, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 30, 2023, for the 2023 Annual Meeting of Shareholders scheduled to be held May 18, 2023, are herein incorporated by reference into Parts II and III of this report.

PART I
Item 1. Business
Telephone and Data Systems, Inc. (TDS) provides high-quality communications services to customers with 4.7 million retail wireless connections and 1.2 million broadband, video and voice connections at December 31, 2022. TDS conducts all of its wireless operations through its majority-owned subsidiary, United States Cellular Corporation (UScellular). As of December 31, 2022, TDS owned 84% of the combined total of the outstanding Common Shares and Series A Common Shares of UScellular and controlled 96% of the combined voting power of both classes of UScellular common stock. TDS provides broadband, video and voice services through its wholly-owned subsidiary TDS Telecommunications LLC (TDS Telecom). TDS Common Shares trade under the ticker symbol “TDS” on the New York Stock Exchange (NYSE). UScellular Common Shares trade on the NYSE under the ticker symbol “USM.”
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
The map below highlights TDS’ consolidated areas of operations:

UScellular operations
TDS Telecom operations
HMS operations
TDS headquarters, Chicago, IL

UScellular OPERATIONS
General
UScellular provides wireless telecommunications services to customers with 4.7 million retail connections in portions of 21 states collectively representing a total population of 32 million. UScellular operates in one reportable segment, and all of its wireless operating markets are in the United States.
Operating Strategy and Community Focus
UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus.
UScellular operates a regional wireless network. UScellular’s interests in wireless spectrum licenses include both direct interests whereby UScellular is the licensee and investment interests in entities which are licensees; together, these direct and investment interests involve operating and non-operating wireless spectrum licenses covering portions of 30 states and a total population of approximately 51 million at December 31, 2022.
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
UScellular has a longstanding commitment to supporting its local communities through donations and volunteerism. UScellular focuses its Corporate Social Responsibility program on addressing gaps in STEM (Science, Technology, Engineering and Math) education and connecting tomorrow’s innovators with the resources they need today to help shape their future opportunities. UScellular serves its local communities through exclusive partnerships with acclaimed national nonprofit partners. In 2022, UScellular continued exploring ways to leverage its assets, brand, partnerships, and resources to close the digital divide with a focus on helping to ensure youth in its markets have reliable and fast internet access in school and at home through the After School Access Project. In addition, UScellular continues to contribute to the TDS Environmental, Social and Governance (ESG) program. UScellular believes in serving as a good steward of the environment and enacting governance practices that align with its corporate values and commitment to its customers, associates and its communities.
Customers, Services, Products and Seasonality
Customers. UScellular focuses on consumer, business and government customers located in its operating markets. These customers are served primarily through UScellular’s retail, digital platform, as well as its direct and indirect sales channels.
Services. UScellular provides a wide variety of wireless services accessible on a broad range of devices. Customers can obtain wireless services on a postpaid or prepaid basis. A single account may include monthly wireless services for a variety of handsets, connected devices and IoT Solutions. A postpaid connection represents an individual line of service for a device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. UScellular’s prepaid service enables individuals to obtain services without credit verification by paying for all services in advance. Approximately 90% of retail connections were postpaid connections as of December 31, 2022.
UScellular offers various service plans with nationwide coverage tailored to the needs of customers. Depending on those needs, service plans may include features related to, among other items: unlimited or metered voice and data; high definition video features; the ability to use a device as a Wi-Fi hotspot; international voice, text, and data; and varying data rates depending on the plan and usage on that plan. Service offerings vary from time to time based on customer needs, technology changes and market conditions - and may be provided as standard plans or as part of limited time promotional offers.
UScellular offers home and business internet throughout the footprint via fixed wireless access. Options include an in-home self-installed device and externally-mounted professionally-installed equipment with an internal router. Additional routers are available for a whole-home Wi-Fi experience. In addition to selling direct to businesses and residential homes, UScellular works with several municipalities to bring broadband internet to underserved communities.
UScellular offers advanced wireless solutions to consumers and business and government customers including "home and business internet", a fast-growing and expansive suite of connected Internet of things (IoT) solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms, office solutions), communication (e.g., enterprise messaging, primary and back-up internet connectivity for business continuity), fleet and asset management, smart water solutions, private cellular networks and custom, bespoke end-to-end IoT solutions et al. Additionally, for first responders, UScellular offers a suite of critical connectivity solutions that includes Wireless Priority Services (WPS) and Quality Priority and Preemption (QPP) options. UScellular intends to continue to further enhance these offerings in 2023 and beyond.

Products. UScellular offers a comprehensive range of devices such as smartphones and other handsets, tablets, wearables, mobile hotspots, fixed wireless home internet, and IoT devices. In addition, UScellular also offers a wide range of accessories, including wireless essentials such as cases, screen protectors, chargers, memory cards and consumer electronics such as audio, home automation and networking products. UScellular allows customers to purchase certain devices and accessories on installment plans, allowing for customers to pay over a specified period of time.
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
UScellular purchases devices and accessory products from a number of original equipment manufacturers and distributors. UScellular manages relationships with its suppliers to ensure its customers have access to the industry's latest devices, to obtain best possible pricing, and to identify opportunities for promotional support from its suppliers. UScellular contracts with third party providers for the majority of its product warehousing, distribution and direct customer fulfillment activities. UScellular also contracts with third party providers for its device service programs.
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
In order to expand its retail presence, UScellular also maintains relationships with national retailers, primarily selling prepaid devices.
Competition
The wireless telecommunication industry is highly competitive. UScellular competes directly with several wireless service providers in each of its markets. In general, there are between three and four competitors in each wireless market in which UScellular provides service, excluding resellers and mobile virtual network operators (MVNOs). In its footprint, UScellular competes to varying degrees against each of the national wireless companies: Verizon, AT&T, T-Mobile USA, and an emerging Dish as the fourth national carrier, in addition to smaller regional carriers, cable and other MVNOs in specific areas of its footprint. In addition, UScellular competes with other companies that use alternative communication technology and services to provide similar services and products.
Since each of these competitors operates on systems using spectrum licensed by the FCC and has comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of services and products, price, brand, size of area covered, network quality, network speed and responsiveness of customer service. Types of services and products include non–wireless related services such as content offerings that are bundled with wireless services.
Network
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
5G technology helps address customers’ growing demand for data services and enhances services, including high-speed fixed wireless home internet services, requiring high speed and reliability as well as low latency. UScellular's low-band and high-band spectrum is currently supporting mobility and fixed wireless services. UScellular has acquired mid-band spectrum which it will deploy in the future to further enable the delivery of 5G services. UScellular has launched commercial 5G services in portions of substantially all of its markets and will continue to launch in additional areas in the coming years.
UScellular also operates a VoLTE network. VoLTE technology allows customers to utilize a 4G LTE and 5G network for voice and 4G LTE data services which offers enhanced services such as high definition voice and simultaneous voice and data sessions.
Roaming. Inter-carrier roaming agreements are negotiated between wireless operators to enable customers to use wireless services outside of their home service area. UScellular has entered into roaming agreements with a number of wireless companies in order to offer its customers nationwide services, including 4G LTE, VoLTE and 5G, as well as a variety of international roaming options.

Towers. UScellular owns and leases cell towers to provide service to its customers throughout its footprint. In addition, UScellular receives tower rental revenues when another carrier leases tower space on a UScellular owned tower. As of December 31, 2022, there were 6,945 cell sites in service and UScellular owned 4,336 towers.

TDS TELECOM OPERATIONS
General
TDS Telecom provides communications services to 1.2 million connections in 32 states through its high-quality fiber, coaxial and copper networks. TDS Telecom operates in one reportable segment, and its operating markets are located in a mix of rural and suburban communities throughout the United States.
Operating Strategy and Community Focus
TDS Telecom’s strategic goal is to be the preferred broadband provider in the markets it serves. TDS Telecom invests in high-quality networks, services and products, with the constant focus on delivering a best-in-class customer experience. Through its investments, TDS Telecom intends to grow its broadband services in its incumbent markets and by extending its footprint into new expansion markets. TDS Telecom will augment that broadband growth by bundling with video, voice and other value-added services.
A key strategic initiative for TDS Telecom is investing in fiber to provide broadband speeds of up to 8 Gigabits per second (Gbps). Fiber builds in strategically selected locations allow TDS Telecom to deliver more robust residential and commercial products in its incumbent markets that have historically utilized copper and coaxial cable technologies and to target growth in attractive, growing markets to increase its total footprint. TDS Telecom continues to scale up its fiber market expansions in Wisconsin and the Pacific Northwest. TDS Telecom may also seek to grow its operations through the acquisition of and/or partnership with businesses that support and complement its existing markets or by creating entirely new clusters of markets in attractive locations.
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
Technology
TDS Telecom continues to upgrade and enhance its networks by utilizing various technologies to improve levels of performance and provide additional speed and security to increase value for its customers. The TDS network consists of a highly reliable IP-based broadband network to facilitate the integration of broadband, video and voice services.
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
Customers, Services and Products
Residential. TDS Telecom residential customer operations provide high-speed broadband, video, and voice services. These services are bundled at competitive prices to encourage cross-selling within the customer base and to attract new customers. Approximately 60% of residential customers have at least two services.
•Broadband: TDS Telecom offers reliable high-speed internet connections and all-home Wi-Fi. Fiber technology is being deployed to select markets to provide internet speeds of up to 8 Gbps. In certain non-fiber markets, TDS Telecom is deploying fiber-to-the-node and copper-based vectoring/pair bonding technology to increase data speeds reaching up to 100 Mbps. DOCSIS 3.1 technology is utilized across nearly all cable markets and offers speeds of up to 1 Gbps. Premium Wi-Fi security and support services are available to enhance customers’ high-speed internet experience.
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
Wholesale. TDS Telecom’s wholesale operations include carrying data and voice traffic on TDS Telecom's networks from other interexchange carriers. Federal Connect America Fund (CAF), including A-CAM, and state Universal Service Fund (USF) revenues, which support the cost of providing communication services in underserved high- cost areas, are also included in wholesale service revenues.
Marketing, Sales and Distribution Channels and Customer Service
Marketing. TDS Telecom’s marketing plan is focused on acquiring, retaining and growing customer relationships by maintaining a high-quality network, providing outstanding customer service, and offering a comprehensive portfolio of services and products built around customer needs with a local focus. TDS Telecom uses door-to-door selling, digital marketing, targeted mailings and mass advertising to market services and products. TDS Telecom differentiates itself from competitors using a hyper-localized and community-based sales and marketing effort to maximize broadband penetration.
Sales and Distribution Channels. TDS Telecom operates and uses sales contact centers, direct sales forces, retail stores, sales agents and an online platform to sell services and products.
Customer Service. TDS Telecom manages customer retention by focusing on outstanding customer service through extensive training of front-line sales and support associates.
Competition
TDS Telecom faces broadband, video, and voice competition from wireline providers, cable providers, fiber overbuilders, VoIP providers, satellite providers, wireless providers and providers using other emerging technologies.
TDS Telecom continues to develop and maintain an efficient cost structure to ensure that it can compete with price-based initiatives from competitors. In addition to price, TDS Telecom competes based on a variety of factors including the reliability of its network, faster broadband speeds, the diversity and range of its product offerings and its exceptional customer service. Finally, TDS Telecom is selecting expansion markets in order to grow in areas where it has determined customers are underserved in terms of these criteria.

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
Although the Communications Act generally pre-empts state and local governments from regulating the entry of, or the rates charged by wireless carriers, certain state and local governments regulate other terms and conditions of wireless services, including billing, termination of service arrangements, imposition of early termination fees, advertising, network outages, the use of handsets while driving, zoning, land use, privacy, data security and consumer protection. Further, the Federal Aviation Administration also regulates the siting, lighting and construction of transmitter towers and antennae.
TDS Telecom
The FCC generally exercises jurisdiction over all facilities of, and services offered by, TDS Telecom’s Incumbent Local Exchange Carriers (ILEC) as telecommunications common carriers, to the extent they provide, originate or terminate interstate or international telecommunications. State public utility commissions generally exercise jurisdiction over intrastate telecommunications facilities and services. In addition, the ILECs are subject to various other state and local laws, including laws relating to privacy, data security and consumer protection.
The Communications Act requires, among other things, that telecommunications common carriers offer interstate services when requested at just and reasonable rates at terms and conditions that are non-discriminatory. Maximum rates for regulated interstate services are prescribed by the FCC. In many states, local rates paid by end user customers and intrastate access charges paid by carriers continue to be subject to state commission approval. The FCC regulations also cover matters such as technical operations, administrative requirements, consumer protection, access by people with disabilities, customer privacy and content.
TDS Telecom’s Competitive Local Exchange Carriers (CLEC), expansion and cable operations are subject to similar but reduced regulation compared to ILECs.
Providing video services requires TDS Telecom to obtain franchises from state or local governmental authorities to occupy public rights of way with network facilities. These franchises are nonexclusive and typically limited in time, contain various conditions and limitations, and provide for the payment of fees to the local authority, determined generally as a standard percentage of revenues. TDS Telecom expects to continue to meet the criteria of the state or local government authorities' franchise renewal process.
General
Reference is made to Item 7 of this Form 10-K under “Regulatory Matters” for information regarding any other significant recent developments and proposals relating to regulatory matters.

HUMAN CAPITAL RESOURCES
TDS had approximately 9,300 full-time and part-time associates as of December 31, 2022. The culture at TDS is based upon the fundamental belief that TDS’ long-term success is inextricably tied to associate engagement and high ethical standards. TDS’ Code of Conduct sets forth expectations for ethical behavior across the enterprise and provides the guiding principles by which all associates must abide in all business activities. TDS provides a competitive wage and benefits package, a safe workplace, and an environment where associates feel engaged and included. TDS regularly surveys its associates - those surveys have consistently shown that associates have strong engagement and high overall job satisfaction.
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
Competition in the wireless industry is intense and is expected to remain intense in the future due to multiple factors such as increasing market penetration, introduction of new products, new competitors, increasing promotional aggressiveness and changing prices. There is competition in service plan pricing; handsets and other devices; promotional discounts; network quality, coverage, speed and technologies, including 5G technology; distribution; new entrants; bundled services and products, such as content; and other categories. In particular, wireless competition includes aggressive service plan and device pricing, including pricing for unlimited plans, which could result in switching activity and churn and limit TDS’ ability to monetize future growth in data usage. In addition, competition based on network speed may increase as customer demand for higher speeds increases. TDS anticipates that these competitive factors may continue to result in losses of retail connections, and may cause the prices for services and products to decline and the costs to compete to increase.
TDS’ primary wireless competitors are national or global telecommunications and cable companies that are larger than TDS, possess greater financial and other resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that TDS does not offer. TDS and its competitors are actively marketing their deployment of 5G and, as a result, are raising consumer awareness of the technology. If TDS cannot keep pace with its competitors in deploying 5G or other comparable offerings, or if TDS' deployment of 5G technology does not result in significant incremental revenues, TDS' financial condition, results of operations or ability to do business could continue to be adversely affected. In addition, new technologies, services and products that are more commercially effective than the technologies, services and products offered by TDS may be developed and create new sources of competition. Further, new technologies may be proprietary such that TDS is not able to adopt such technologies. There can be no assurance that TDS will be able to compete successfully in this environment.
Sources of competition to TDS’ wireless business typically include three to four competing wireless telecommunications service providers in each market, wireline telecommunications service providers, cable companies, resellers (including MVNOs), and providers of alternative telecommunications services. Competition from cable companies has increased in recent periods, as they have continued to expand their presence in the wireless industry and have offered more competitive pricing. Many of TDS’ wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than TDS.
Competition in the wireline industry is intensified with the increasing deployment of broadband technologies and enhanced video services. Incumbent carriers are upgrading existing networks with higher speed broadband services and overbuilders are deploying broadband to compete with legacy incumbent carriers. Overbuilding activity is increasing with investments by venture capital and private equity and with additional access to state and federal funding. Sources of competition to TDS’ wireline and cable businesses include, but are not limited to, resellers of local exchange services, interexchange carriers, incumbent carriers, satellite broadband providers, wireless communications providers, other cable companies, access providers, fiber overbuilders, VoIP providers and providers using other emerging technologies. Customers may choose to substitute their wireline services using satellite, wireless and other technologies, which may be preferred to technologies offered by TDS. Customers may demand the bundling of wireline and wireless services. If TDS cannot keep pace with its competition in deploying higher speed technologies, offering competitive products and services at competitive prices and providing attractive video content options, TDS' financial condition, results of operations or ability to do business could be adversely affected.

2)Changes in roaming practices or other factors could cause TDS’ roaming revenues to decline from current levels, roaming expenses to increase from current levels and/or impact TDS’ ability to service its customers in geographic areas where TDS does not have its own network, which could have an adverse effect on TDS’ business, financial condition or results of operations.
TDS’ revenues include roaming revenues related to the use of TDS’ network by other wireless carriers’ customers who travel within TDS’ coverage areas. Changes in FCC rules or actions, industry practices or the network footprints of carriers due to mergers, acquisitions or network expansions could have an adverse effect on TDS’ roaming revenues. For example, consolidation among other carriers which have network footprints that currently overlap TDS’ network, the expansion of other carriers' network coverage in TDS' footprint, and/or lower roaming rates with other carriers are expected to continue to decrease future roaming revenues for TDS.
Similarly, TDS’ wireless customers can access another carrier’s network automatically only if the other carrier allows TDS’ customers to roam on its network. TDS relies on roaming agreements with other carriers to provide roaming capability to its customers and expand its product offerings in areas of the U.S. and internationally outside of its service areas and to improve coverage within selected areas of TDS’ network footprint. Although TDS has entered into roaming agreements with national carriers, there is no assurance that TDS will be able to maintain these agreements and/or enter into new agreements with other carriers to provide roaming services or that it will be able to do so on reasonable or cost-effective terms.
Some competitors may be able to obtain lower roaming rates than TDS is able to obtain because they have larger data usage or call volumes or may be able to reduce roaming charges by providing service principally over their own networks. In addition, the quality and availability of services that a wireless carrier delivers to a TDS customer while roaming may be inferior or limited in comparison to the service TDS provides. TDS’ rate of adoption of new technologies, such as those enabling high-speed data and voice services, could affect its ability to enter into or maintain roaming agreements with other carriers. In addition, TDS’ wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of TDS to enter into voice or data roaming agreements with such other carriers. Carriers whose customers roam on TDS’ network could switch their business to new operators, limit their high-speed usage or, over time, move traffic to their own networks. Changes in roaming usage patterns, rates for roaming usage, or roaming relationships with other carriers could continue to have an adverse effect on TDS’ roaming revenues and/or expenses.
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
TDS’ wireless business depends on the ability to use portions of the radio spectrum licensed by the FCC. TDS could fail to obtain access to sufficient spectrum capacity, including spectrum needed to support 5G technology, in new or existing markets, whether through FCC auctions or other transactions, in order to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services and network speed, and to enable deployment of next-generation services. TDS believes that this increased demand for data services and network speed reflects a trend that will continue for the foreseeable future. Data usage, including usage under unlimited plans, could exceed current forecasts resulting in a need for increased investment in spectrum or other network components. TDS could fail to accurately forecast its future spectrum requirements considering changes in plan offerings, customer usage patterns, technology requirements and the expanded demands of new services. Such a failure could have an adverse impact on the quality of TDS’ services or TDS’ ability to roll out such future services in some markets, could require that TDS curtail existing services in order to make spectrum available for next-generation services, or TDS could be effectively capped in increasing market share. As spectrum constrained providers gain customers, they use up their network capacity. Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, adds fixed operating costs, is limited by zoning considerations, and ultimately may not be cost effective. Further, a spectrum constrained provider will generally not be able to achieve the data speeds that other competitors with more spectrum are able to provide.
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
4)An inability to attract diverse people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.
TDS’ businesses are highly technical and competition for skilled talent in the telecommunications industry is intense. Due to competition, limited supply, and/or rising wage levels for qualified management, technical, sales and other personnel, there can be no assurance that TDS will be able to continue to attract and/or retain people of outstanding potential for the development of its business. In addition, a remote or hybrid working model and applicability of health protocols could negatively affect talent acquisition and retention. The loss of existing key personnel due to competition, wage levels and/or retirements, the failure to recruit highly skilled and diverse personnel in a timely and cost-effective manner, the inability to foster and maintain a diverse and inclusive work environment, or failure to maintain its commitment to environmental and social responsibility could have an adverse effect on TDS’ business, financial condition or results of operations.
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
▪Inability to timely and successfully deploy 5G or other wireless technologies, execute on fiber expansion plans, or to realize significant incremental revenues from their deployment;
▪Limited opportunities for strategic partnerships as potential partners are focused on wireless, wireline and cable companies with greater scale and scope;
▪Limited access to content, as well as limited ability to obtain acceptably priced content and programming;
▪Limited access to devices as larger competitors enter into exclusive device arrangements;
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
The telecommunications industry is experiencing significant changes in technologies and services expected by customers, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences. Also, high-speed wireless networks (wireless broadband) represent a product offering and opportunity for TDS’ wireless business, but also represent a risk for TDS’ wireline and cable businesses as customers may elect to substitute their wireline or cable broadband connection with wireless broadband. Further, fixed-mobile convergence services that combine wireline broadband services with mobile services represent a competitive threat. If the trend toward convergence continues, TDS is at a competitive disadvantage to larger competitors, including cable companies, the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such convergence. Future technological changes or advancements may enable other technologies to equal or exceed TDS’ current levels of service and render its system infrastructure obsolete. TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.
8)Complexities associated with deploying new technologies present substantial risk and TDS’ investments in unproven technologies may not produce the benefits that TDS expects.
TDS' wireless business is deploying 5G technology in its network and has launched commercial 5G services in portions of substantially all of its markets. The continued deployment of 5G technology will require substantial additional investments in TDS' wireless networks to remain competitive in the industry. Transition to 5G or other new technologies involves significant time, cost and risk, and anticipated products and revenues may not be realized. Furthermore, the wireless business experiences rapid technology changes and new services and products. If TDS fails to effectively deploy new wireless technologies, services or products on a timely basis, this could have an adverse impact on TDS’ business, financial condition and results of operations.
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
TDS’ business plan includes significant construction activities and enhancements to its network, support and other systems and infrastructure. Additionally, the deployment of new wireless technologies, including 5G, will require substantial investments in TDS' wireless network. As TDS deploys, expands and enhances its wireless network, it may need to acquire additional spectrum. Also, as TDS continues to build out and enhance its network, TDS must, among other things, continue to:
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
Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, labor availability, inflation or other pressures on costs, technical resources, system performance or system adequacy, could delay implementation and deployment of new technologies, delay expansion of operations and product capabilities in new or existing markets or result in increased costs. Failure to successfully deploy new technologies, including 5G, and/or build-out and enhance TDS’ network, support facilities and other systems and infrastructure in a cost-effective manner, and in a manner that satisfies consumers' expectations for quality and coverage, could have an adverse effect on TDS’ business, business prospects, financial condition or results of operations.
TDS’ wireline and cable businesses are devoting an increasing amount of capital for fiber overbuilds and expansion into new markets. TDS is often reliant on third parties for items such as construction, franchises, utility locates and easements, aerial attachments and other permits. Difficulties in gaining acceptance from new market communities or with third party performance could cause delays or additional costs. Any difficulties in supply chain constraints or labor shortages, as well as scaling up project management, engineering and construction resources could delay construction and expansion of operations in new or existing markets or result in increased costs. Failure to complete its implementation activities or successfully scale up resources could have an adverse effect on TDS’ business, business prospects, financial condition or results of operations.
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

Operation of TDS’ supply chain and management of its device inventory and network equipment, including customer premise equipment, require accurate forecasting of customer growth and demand. If overall demand for devices and network equipment or the mix of demand for devices and network equipment is significantly different than TDS’ expectations, TDS could face inadequate or excess supplies of particular models of devices and network equipment. This could result in lost sales opportunities or an excess supply of device inventory or network equipment. If network equipment is not available or requires extended lead times due to supply chain challenges, or if overall demand for services or the mix of demand for services is significantly different than TDS' expectations, TDS may not be able to adequately maintain a network that supports customer demand. Further, TDS' supply chain could be disrupted unexpectedly by raw material shortages, wars, natural disasters, disease or other factors. Supply chain disruptions may result in limited component availability, constraints on certain devices and network equipment, extended lead times, delayed construction and additional uncertainty.
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
TDS and its subsidiaries operate capital-intensive businesses. Historically, TDS has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, TDS’ existing cash and investment balances, funds available under its financing agreements, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions. There is no assurance that this will be the case in the future. It may be necessary from time to time to increase the amount of permissible borrowings under its financing agreements, to put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures. TDS’ liquidity would be adversely affected if, among other things, TDS is unable to obtain short or long-term financing on acceptable terms, interest rates increase, TDS makes significant spectrum license purchases, TDS makes significant capital investments, TDS makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) discontinues or significantly reduces distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline.

TDS’ credit rating currently is sub-investment grade. TDS has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment and less Cash paid for software license agreements) at times in the past and this could occur in the future. TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of cable, wireless or wireline telecommunications services, or other businesses, spectrum license or system acquisitions, capital expenditures, debt service requirements, the repurchase of shares, the payment of dividends, or making additional investments. There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS. Insufficient cash flows from operating activities, changes in TDS' credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to borrow and lend, other changes in the performance of TDS or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition of wireless spectrum licenses, reduce or cease share repurchases and/or the payment of dividends. TDS cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.
14)TDS has a significant amount of indebtedness which could adversely affect its financial performance and in turn adversely affect its ability to make payments on its indebtedness, comply with terms of debt covenants and incur additional debt.
TDS has a significant amount of indebtedness and may need to incur additional indebtedness. TDS’ level of indebtedness could have important consequences. For example, it (i) may limit TDS’ ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to its debt securities by rating organizations are revised downward; (ii) will require TDS to dedicate a substantial portion of its cash flow from operations to the payment of interest and principal on its debt, thereby reducing the funds available to TDS for other purposes including expansion through acquisitions, capital expenditures, acquisition of wireless spectrum licenses, payment of dividends, marketing spending and expansion of its business; and (iii) may limit TDS’ flexibility to adjust to changing business and market conditions and make TDS more vulnerable to a downturn in general economic conditions as compared to TDS’ competitors. TDS’ ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control. A substantial portion of TDS' debt is subject to variable interest rates, which has increased interest expense in recent periods and TDS will continue to be vulnerable to unfavorable changes in market interest rates.
The TDS and UScellular revolving credit agreements, the TDS and UScellular term loan agreements, the TDS and UScellular export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of TDS and UScellular, there is a risk that TDS and/or UScellular could fail to satisfy the required financial covenants. This risk has increased with TDS' recent financial and operating performance. If TDS or UScellular breach a financial or other covenant of any of these agreements, it would result in a default under that agreement, and could involve a cross-default under other debt instruments. This could in turn cause the affected lenders to accelerate the repayment of principal and accrued interest on any outstanding debt under such agreements and, if they choose, terminate the agreement. If appropriate, TDS and UScellular may request an amendment to one or more credit agreements to adjust financial covenants in order to provide additional financial flexibility to TDS and UScellular, and may also seek other changes to such agreements. There is no assurance that the lenders will agree to any amendments. If the lenders agree to amendments, this may result in additional payments or higher interest rates payable to the lenders and/or additional restrictions. Restrictions in such debt instruments may limit TDS’ operating and financial flexibility.
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
TDS’ operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies. Changes in the administration of the various regulatory agencies and legislative bodies could result in different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, trade policies, tariffs on import goods and climate change. New or amended regulatory requirements could increase TDS’ costs and divert resources from other initiatives. Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact TDS’ operations by, among other things, restricting energy consumption or access to grid electricity, permitting greater competition or limiting TDS’ ability to engage in certain sales or marketing activities, or retention and recruitment of skilled resources. New regulatory mandates or enforcement may require unexpected or increased capital expenditures, lost revenues, higher operating expenses or other changes. Court decisions and rulemakings could have a substantial impact on TDS’ operations, including rulemakings on broadband access to the internet, intercarrier access compensation, state and federal support funding, and treatment of VoIP traffic or unbundled network elements. Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’ ability to respond to new regulations. Further, wireless spectrum licenses and cable franchise rights are subject to renewal by a granting authority and could be revoked in the event of a violation of applicable laws or regulatory requirements. Also, although FCC rules relating to net neutrality have been repealed, the FCC, and federal and state legislators may seek to reinstate net neutrality in some form and some state legislators and regulators are seeking to or have already enacted state net neutrality laws and regulations. Interpretation and application of these rules, including conflicts between federal and state laws, may result in additional costs for compliance and may limit opportunities to derive profits from certain business practices or resources.
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
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high-cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high-cost support for service to high-cost areas in 2022. While there is uncertainty, UScellular expects that regulatory support payments will likely decline in future periods, and there is no assurance that UScellular will qualify for future regulatory support programs. TDS Telecom also received support under the Connect America Fund support program. The A-CAM program has build-out requirements that if not met, would result in penalties and loss of support. In 2022, TDS Telecom received $111 million under all federal regulatory support programs. There is no assurance that regulatory support payments will continue for TDS Telecom, and no assurance that TDS Telecom will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on TDS’ business, financial condition or operating results.
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
Media reports and certain professional studies have suggested that certain radio frequency emissions from wireless devices may be linked to various health problems, including cancer or tumors, and may interfere with various electronic medical devices, including hearing aids and pacemakers. There may also be safety concerns related to frequencies used by wireless devices interfering with frequencies used by other industries, including but not limited to, the concerns of the Federal Aviation Administration regarding potential interference of 5G deployment with altimeters used by aircraft, which could impact deployment of certain wireless spectrum. TDS is a party to and may in the future be a party to lawsuits against wireless carriers and other parties claiming damages for alleged health effects, including cancer or tumors, arising from wireless phones or radio frequency transmitters. Concerns over radio frequency emissions may discourage use of wireless devices or expose TDS to potential litigation. In addition, the FCC or other regulatory authorities may adopt regulations in response to concerns about radio frequency emissions. Any resulting decrease in demand for wireless services, costs of litigation and damage awards or regulation could have an adverse effect on TDS’ business, financial condition or results of operations.
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
TDS experiences cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events, including denial of service attacks which may cause TDS' services to be disrupted or unavailable to customers. The increasing number of associates working remotely increases risks associated with data handling and vulnerability management. TDS maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches. Although to date TDS has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks including ransomware. If TDS’ or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if TDS’ or its vendors’ security is breached or otherwise compromised, TDS could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems. If TDS’ or its vendors’ systems become unavailable or suffer a security breach of customer or other data, TDS may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. TDS continues to experience denial of service attacks. Although TDS has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future.
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
25)The impact of public health emergencies on TDS' business is uncertain, but depending on duration and severity could have a material adverse effect on TDS' business, financial condition or results of operations.
Public health emergencies pose the risk that TDS or its associates, agents, partners and suppliers may be unable to conduct business activities for an extended period of time and/or provide the level of service expected. TDS' ability to attract customers, maintain an adequate supply chain and execute on its business strategies and initiatives could be negatively impacted by public health emergencies. Additionally, public health emergencies could cause increased unemployment and an economic downturn, both of which could negatively impact TDS. The extent of the impact of public health emergencies on TDS' business, financial condition and results of operations will depend on the severity and duration of the emergency, actions taken by governmental authorities and other possible direct and indirect consequences, all of which are uncertain and cannot be predicted.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
TDS has properties located throughout the United States. As of December 31, 2022, TDS’ gross investment in property, plant and equipment was as follows:

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

As of December 31, 2022, the gross investment in property, plant and equipment was $9,334 million at UScellular, $5,312 million at TDS Telecom and $325 million at Parent & Other. See Note 9 — Property, Plant and Equipment in the Notes to Consolidated Financial Statements for additional information.

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
TDS' Common Shares are listed on the New York Stock Exchange under the symbol “TDS.” As of January 31, 2023, the last trading day of the month, TDS Common Shares were held by 1,599 record owners, and the Series A Common Shares were held by 64 record owners.
TDS paid quarterly dividends per outstanding share of $0.180 in 2022, $0.175 in 2021 and $0.170 in 2020. TDS increased the dividend per share to $0.185 in the first quarter of 2023. TDS has no current plans to change its policy of paying dividends. TDS has paid cash dividends on its common stock since 1974.
The Common Shares of United States Cellular Corporation, an 84%-owned subsidiary of TDS, are listed on the New York Stock Exchange under the symbol “USM.”
Stock Performance Graph
The following chart provides a comparison of TDS’ cumulative total return to shareholders (stock price appreciation plus dividends) during the previous five years to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones U.S. Telecommunications Index.
Note: Cumulative total return assumes reinvestment of dividends.

	2017	2018	2019	2020	2021	2022
TDS Common Shares (NYSE: TDS)	$100	$119.58	$95.69	$72.43	$81.18	$44.43
S&P 500 Index	100	95.62	125.72	148.85	191.58	156.88
Dow Jones U.S. Telecommunications Index	100	93.27	119.28	112.22	102.50	96.60
The comparison above assumes $100.00 invested at the close of trading on the last trading day of 2017, in TDS Common Shares, S&P 500 Index and the Dow Jones U.S. Telecommunications Index.

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
Issuer Purchases of Equity Securities
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the fourth quarter of 2022.
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
The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the fourth quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2022	279,255	$14.32	279,255	$147,541,711
November 1 - 30, 2022	527,894	$12.03	527,894	$141,191,278
December 1 - 31, 2022	351,897	$10.37	351,897	$137,541,726
Total for or as of the end of the quarter ended December 31, 2022	1,159,046	$12.08	1,159,046	$137,541,726
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to MD&A

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following Management’s Discussion and Analysis (MD&A) should be read in conjunction with the audited consolidated financial statements and notes of Telephone and Data Systems, Inc. (TDS) for the year ended December 31, 2022, and with the description of TDS’ business included herein. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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

The following MD&A omits discussion of 2021 compared to 2020. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in TDS' Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022, for that discussion.

General
TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide. TDS provides wireless services through its 84%-owned subsidiary, United States Cellular Corporation (UScellular). TDS also provides broadband, video and voice services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS operates entirely in the United States. See Note 19 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.

2022 Operating Revenues by Segment

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
During 2022, TDS paid regular quarterly cash dividends to common and preferred shareholders of $82 million and $69 million, respectively. TDS increased the dividend per Common Share paid to its investors by 3% in 2022 and in February 2023, TDS increased its quarterly dividend per Common Share another 3%, which marks the 49th consecutive year of dividend increases. During 2022, TDS repurchased 2,754,339 Common Shares for $40 million at an average cost per share of $14.46. As of December 31, 2022, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $138 million. There is no assurance that TDS will continue to increase the dividend rate or pay dividends and no assurance that TDS will make any significant amount of share repurchases in the future.

Annual Dividends Per TDS Common Share
$0.75
$0.50
$0.25
$0.00
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

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
▪Broadband Connections – refers to the individual customers provided internet access through various transmission technologies, including fiber, coaxial and copper.
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
▪Free Cash Flow – non-GAAP metric defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment and less Cash paid for software license agreements. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
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

Index to MD&A
Results of Operations — TDS Consolidated

Year Ended December 31,	2022	2021	2022 vs. 2021
(Dollars in millions)
Operating revenues
UScellular	$4,169	$4,122	1%
TDS Telecom	1,020	1,006	1%
All other[1]	224	201	11%
Total operating revenues	5,413	5,329	2%
Operating expenses
UScellular	4,100	3,952	4%
TDS Telecom	954	896	6%
All other[1]	237	220	8%
Total operating expenses	5,291	5,068	4%
Operating income (loss)
UScellular	69	170	(59)%
TDS Telecom	66	110	(40)%
All other[1]	(13)	(19)	27%
Total operating income	122	261	(53)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	159	182	(12)%
Interest and dividend income	17	11	45%
Interest expense	(174)	(232)	25%
Other, net	1	(1)	N/M
Total investment and other income	3	(40)	N/M

Income before income taxes	125	221	(44)%
Income tax expense	53	33	59%

Net income	72	188	(62)%
Less: Net income attributable to noncontrolling interests, net of tax	10	32	(69)%
Net income attributable to TDS shareholders	62	156	(61)%
TDS Preferred Share dividends	69	39	79%
Net income (loss) attributable to TDS common shareholders	$(7)	$117	N/M

Adjusted OIBDA (Non-GAAP)[2]	$1,080	$1,180	(8)%
Adjusted EBITDA (Non-GAAP)[2]	$1,257	$1,372	(8)%
Capital expenditures[3]	$1,285	$1,201	7%
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

Index to MD&A
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $65 million and $82 million for 2022 and 2021, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased in 2022 due primarily to $57 million of unamortized debt issuance costs written off during 2021 related to the redemption of Senior Notes. This was partially offset by an increase in interest expense due to additional borrowings and interest rate increases.
Income tax expense
Income tax expense increased in 2022 due primarily to the 2021 reduction of tax accruals resulting from expiration of state statutes of limitations of prior tax years, which did not recur in 2022. This was partially offset by the tax effect of the decrease in Income before income taxes.
In early 2022, TDS received a federal income tax refund of $125 million related to the 2020 net operating loss carryback enabled by the CARES Act.
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.
Net income attributable to noncontrolling interests, net of tax

Year Ended December 31,	2022	2021
(Dollars in millions)
UScellular noncontrolling public shareholders’	$6	$28
Noncontrolling shareholders’ or partners’	4	4
Net income attributable to noncontrolling interests, net of tax	$10	$32
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Index to MD&A

Earnings
(Dollars in millions)

Net income decreased in 2022 due primarily to higher operating and income tax expenses, partially offset by higher operating revenues and lower interest expense. Adjusted EBITDA decreased in 2022 due primarily to higher operating expenses, partially offset by higher operating revenues.
*Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Index to MD&A

UScellular OPERATIONS
Business Overview
UScellular owns, operates, and invests in wireless markets throughout the United States. UScellular is an 84%-owned subsidiary of TDS. UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus.

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.7 million retail connections including 4.2 million postpaid and 0.5 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,900 associates
▪4,336 owned towers
▪6,945 cell sites in service

Index to MD&A
UScellular Mission and Strategy
UScellular’s mission is to connect its customers to what matters most to them. This includes providing exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the markets UScellular serves.
UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus. Strategic efforts include:
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

Index to MD&A
Operational Overview — UScellular

Retail Connections Composition
As of December 31, 2022
10%
90%
Postpaid
Prepaid

As of December 31,	2022	2021
Retail Connections – End of Period
Postpaid	4,247,000	4,380,000
Prepaid	493,000	513,000
Total	4,740,000	4,893,000

Year Ended December 31,	2022	2021	2022 vs. 2021
Postpaid Activity and Churn
Gross Additions
Handsets	397,000	434,000	(9)%
Connected Devices	162,000	159,000	2%
Total Gross Additions	559,000	593,000	(6)%
Net Additions (Losses)
Handsets	(110,000)	(11,000)	N/M
Connected Devices	(23,000)	(21,000)	(10)%
Total Net Additions (Losses)	(133,000)	(32,000)	N/M
Churn
Handsets	1.12%	0.96%
Connected Devices	2.95%	2.72%
Total Churn	1.34%	1.18%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased in 2022 due to lower gross additions and higher defections resulting from aggressive industry-wide competition and an increase in non-pay customers.
Total postpaid connected device net losses in 2022 were largely in-line with prior year, as lower demand for connected watches and tablets were offset by an increase in home internet net additions.
Postpaid Revenue

Year Ended December 31,	2022	2021	2022 vs. 2021
Average Revenue Per User (ARPU)	$50.14	$48.03	4%
Average Revenue Per Account (ARPA)	$130.39	$125.92	4%
Postpaid ARPU and Postpaid ARPA increased in 2022, due primarily to (i) favorable plan and product offering mix, (ii) an increase in cost recovery surcharges and (iii) an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts. The higher ARPU plan mix in 2022 relative to 2021 was partially driven by device promotions that included requirements for customers to adopt higher rate plans that offer enhanced services and features. UScellular expects the future growth rate of Postpaid ARPU and Postpaid ARPA to decline relative to the growth rate experienced in 2022 due to the impact of pricing and promotions in the continued highly competitive wireless services environment.
2021 Postpaid ARPU and ARPA amounts exclude $9 million of postpaid revenue related to an out-of-period error recorded in the third quarter of 2021. See Note 2 — Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Financial Overview — UScellular

Year Ended December 31,	2022	2021	2022 vs. 2021
(Dollars in millions)
Retail service[1]	$2,793	$2,757	1%
Inbound roaming	67	110	(39)%
Other[1]	265	248	7%
Service revenues	3,125	3,115	—
Equipment sales	1,044	1,007	4%
Total operating revenues	4,169	4,122	1%

System operations (excluding Depreciation, amortization and accretion reported below)	755	790	(4)%
Cost of equipment sold	1,216	1,118	9%
Selling, general and administrative	1,408	1,345	5%
Depreciation, amortization and accretion	700	678	3%
Loss on impairment of licenses	3	—	N/M
(Gain) loss on asset disposals, net	19	23	(18)%
(Gain) loss on sale of business and other exit costs, net	(1)	(2)	52%
Total operating expenses	4,100	3,952	4%

Operating income	$69	$170	(59)%

Net income	$35	$160	(78)%
Adjusted OIBDA (Non-GAAP)[2]	$790	$869	(9)%
Adjusted EBITDA (Non-GAAP)[2]	$956	$1,054	(9)%
Capital expenditures[3]	$717	$780	(8)%
N/M - Percentage change not meaningful
1    For 2021, amounts have been adjusted to reclassify $8 million of Internet of Things (IoT) and Reseller revenues from Retail service to Other service.
2    Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3    Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Index to MD&A

Operating Revenues
(Dollars in millions)

Service revenues consist of:
▪Retail Service – Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Inbound Roaming – Consideration from other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service – Amounts received from the Federal USF, tower rental revenues, miscellaneous other service revenues and Internet of Things (IoT)
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues increased in 2022 primarily as a result of an increase in Postpaid ARPU, partially offset by a decrease in average postpaid connections, as well as a $9 million out-of-period error that increased revenue recognized in 2021. See Note 2 - Revenue Recognition in the Notes to Consolidated Financial Statements for additional information.
Inbound roaming revenues decreased in 2022, primarily driven by lower data revenues resulting from lower rates and lower usage. UScellular expects inbound roaming revenue to continue to decline during 2023 relative to prior year levels.
Other service revenues increased in 2022, resulting from increases in tower rental revenues, miscellaneous revenues, and IoT revenues.
Equipment sales revenues increased in 2022, due primarily to increased customer upgrades driven by more promotional activity, combined with a higher average price of new smartphone sales.
In recent periods, wireless service providers have increased promotional aggressiveness to attract new customers and retain existing customers. This has included both traditional carriers and cable companies operating through mobile virtual network operators (MVNOs). This increased aggressiveness has contributed to the loss of 133,000 postpaid connections in 2022. It has also led to increased promotional spending, which negatively impacts both Equipment revenues and Retail service revenues. UScellular expects promotional aggressiveness by its competitors to continue during 2023. Operating revenues and Operating income may be negatively impacted by the competitive need to continue to offer significant promotional discounts and lower priced plan offerings to new and existing customers.
System operations expenses
System operations expenses decreased in 2022, due primarily to decreases in roaming and customer usage expenses, partially offset by an increase in maintenance, utility, and cell site expenses. The decrease in roaming expense was driven by a decrease in roaming rates partially offset by an increase in usage.
Cost of equipment sold
Cost of equipment sold increased in 2022, due primarily to increased customer upgrades driven by more promotional activity, combined with higher average cost per unit sold.

Index to MD&A
Selling, general and administrative expenses
Selling, general and administrative expenses increased in 2022, due primarily to increases in bad debts expense partially offset by a decrease in advertising expense.
Bad debts expense increased $76 million in 2022 as customer payment behavior and the corresponding rate of involuntary churn returned to pre-COVID-19 pandemic trends in 2022. Involuntary churn had been favorable in the prior year due to the impacts of the pandemic which included government stimulus payments and higher consumer savings rates. In addition, customers have purchased higher priced devices in recent periods, which has resulted in higher write-off amounts per uncollectible account in 2022 relative to 2021.

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
▪Employs approximately 3,400 associates.

Index to MD&A
TDS Telecom Mission and Strategy
TDS Telecom's mission is to create a better world by providing high-quality communications services to connect people and businesses, support education, and strengthen communities.
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

TDS Telecom increased its service addresses 9% from a year ago to 1.5 million as of December 31, 2022, through network expansion.
TDS Telecom offers 1Gig service to 66% of its total footprint as of December 31, 2022, compared to 58% a year ago.
In 2022, TDS Telecom began measuring fiber service addresses in its cable markets. Including cable, 39% of service addresses are served by fiber.

As of December 31,	2022	2021	2022 vs. 2021
Residential connections
Broadband
Wireline, Incumbent	249,100	250,200	—
Wireline, Expansion	56,100	36,900	52%
Cable	204,800	203,200	1%
Total Broadband	510,000	490,300	4%
Video	135,300	141,500	(4)%
Voice	291,600	303,700	(4)%
Total Residential Connections	936,900	935,600	—
Commercial connections	236,000	264,300	(11)%
Total connections	1,173,000	1,199,900	(2)%
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connections declines, partially offset by broadband connection growth.
A majority of TDS Telecom's residential customers take advantage of bundling options as 60% of customers subscribe to more than one service.

Index to MD&A

Residential Broadband Connections by Speed
As of December 31,

Residential broadband customers continue to choose higher speeds with 72% taking speeds of 100 Mbps or greater and 11% choosing 1Gig.

Residential Revenue per Connection
For the year ended December 31,

Total residential revenue per connection increased 3% for 2022, due to a higher concentration of broadband connections as well as an increase in broadband speeds and price increases, partially offset by increased promotional activity.

Index to MD&A
Financial Overview — TDS Telecom

Year Ended December 31,	2022	2021	2022 vs. 2021
(Dollars in millions)
Residential
Wireline, Incumbent	$350	$345	1%
Wireline, Expansion	49	34	46%
Cable	270	263	3%
Total residential	669	641	4%
Commercial	173	183	(5)%
Wholesale	177	181	(2)%
Total service revenues	1,019	1,005	1%
Equipment revenues	1	1	(5)%
Total operating revenues	1,020	1,006	1%

Cost of services (excluding Depreciation, amortization and accretion reported below)	418	404	3%
Cost of equipment and products	1	1	(2)%
Selling, general and administrative	313	291	8%
Depreciation, amortization and accretion	215	198	8%
(Gain) loss on asset disposals, net	7	2	N/M
Total operating expenses	954	896	6%

Operating income	$66	$110	(40)%

Net income	$53	$90	(41)%
Adjusted OIBDA (Non-GAAP)[1]	$288	$310	(7)%
Adjusted EBITDA (Non-GAAP)[1]	$291	$310	(6)%
Capital expenditures[2]	$556	$411	35%
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for 2022 due primarily to price increases and growth in broadband connections, partially offset by a decline in voice and video connections and federal universal service charges.

Commercial revenues decreased for 2022 due primarily to declining connections in CLEC markets, partially offset by an increase in broadband connections.

Cost of services
Cost of services increased for 2022 due primarily to higher employee-related expenses, video programming costs and vehicle maintenance and fuel costs.

Selling, general and administrative
Selling, general and administrative expenses increased for 2022 due primarily to increases to support current and future growth, including employee-related expenses and advertising and marketing expenses, partially offset by decreases to federal universal service charges.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for 2022 due primarily to increased capital expenditures on new fiber assets and customer-related equipment.

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
TDS has incurred negative free cash flow at times in the past and this could occur in the future. However, TDS believes that existing cash and investment balances, funds available under its financing agreements, expected future tax refunds and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the next several years. TDS will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, debt service requirements, repurchases of shares, payment of dividends, or making additional investments, including new technologies and fiber deployments. It may be necessary from time to time to increase the size of the existing credit facilities, to amend existing or put in place new credit agreements, or to obtain other forms of financing in order to fund potential expenditures.
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

Index to MD&A
In addition to Cash and cash equivalents, TDS and UScellular had undrawn borrowing capacity from the following debt facilities at December 31, 2022. See the Financing section below for further details.

	TDS	UScellular
(Dollars in millions)
Revolving Credit Agreement	$399	$300
Export Credit Financing Agreement	100	—
Receivables Securitization Agreement	—	175
Repurchase Agreement	—	140
Total undrawn borrowing capacity	$499	$615
Financing
Revolving Credit Agreements
TDS and UScellular have unsecured revolving credit agreements with maximum borrowing capacities of $400 million and $300 million, respectively. Amounts under the revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement. As of December 31, 2022, there were no outstanding borrowings under the revolving credit agreements, except for letters of credit, and TDS' and UScellular’s unused borrowing capacity was $399 million and $300 million, respectively.
Term Loan Agreements
TDS and UScellular have term loan agreements with maximum borrowing capacities of $500 million and $800 million, respectively. The maturity dates for the term loan agreements range from July 2026 to July 2031. During 2022, TDS borrowed an incremental $300 million under its term loan credit agreements and UScellular borrowed an incremental $500 million under its term loan credit agreements. As of December 31, 2022, TDS and UScellular have borrowed the full amounts available under the agreements and the outstanding borrowings were $497 million and $796 million, respectively.
Export Credit Financing Agreements
In November 2022, TDS entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. The agreement may be drawn in one or more advances by the five-month anniversary of the date of the agreement which is April 9, 2023; amounts not drawn by that time will cease to be available. The maturity date of the agreement is the five-year anniversary of the first borrowing, which is in December 2027. During 2022, TDS borrowed $50 million under the agreement. As of December 31, 2022, the outstanding borrowings under the agreement were $50 million and the unused borrowing capacity was $100 million.
TDS borrowed $50 million under its export credit financing agreement in both January and February 2023.
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. During 2022, UScellular borrowed $150 million, which is the full amount available under the agreement and is due in January 2027.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In March 2022, UScellular amended the agreement to extend the maturity date to March 2024. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until the maturity date. During 2022, UScellular repaid $250 million and borrowed $75 million under the agreement. As of December 31, 2022, the outstanding borrowings under the agreement were $275 million and the unused borrowing capacity was $175 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
In February 2023, UScellular borrowed $25 million under the receivables securitization agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction is accounted for as a one-month secured borrowing. During 2022, the repo subsidiary borrowed $110 million and repaid $50 million under the repurchase agreement. As of December 31, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million.
In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings will bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. There were no significant changes to other terms of the repurchase agreement.

Index to MD&A
Financial Covenants
The TDS and UScellular revolving credit agreements, term loan agreements, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants. In particular, under these agreements, TDS and UScellular are required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular also are required to maintain the Consolidated Leverage Ratio at a level not to exceed 3.75 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of December 31, 2022 with all such financial covenants.
Other Long-Term Financing
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
TDS believes that it and/or its subsidiaries were in compliance as of December 31, 2022, with all covenants and other requirements set forth in the TDS and UScellular long-term debt indentures. TDS and UScellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.
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
See Note 12 — Debt in the Notes to Consolidated Financial Statements for additional information regarding the revolving credit agreements, senior term loan agreements, export credit financing agreements, UScellular's receivables securitization agreement, UScellular's Senior Notes and other long-term financing.
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
TDS and UScellular are rated as sub-investment grade issuers. The TDS and UScellular issuer credit ratings as of December 31, 2022, and the dates such ratings were re-affirmed were as follows:

Rating Agency	Rating	Outlook
Moody's (re-affirmed October 2022)	Ba1	stable outlook
Standard & Poor's (re-affirmed October 2022)	BB	stable outlook
Fitch Ratings (re-affirmed February 2022)	BB+	stable outlook
Capital Requirements
The discussion below is intended to highlight some of the significant cash outlays expected during 2023 and beyond and to highlight the spending incurred in current and prior years for these items. This discussion does not include cash required to fund normal operations, and is not a comprehensive list of capital requirements. Significant cash requirements that are not routine or in the normal course of business could arise from time to time.
Capital Expenditures
TDS makes substantial investments to acquire, construct and upgrade telecommunications networks and facilities to remain competitive and as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities (such as 5G and VoLTE technology for UScellular and fiber for TDS Telecom) have required substantial investments in potentially revenue-enhancing and cost-saving upgrades to TDS’ networks to remain competitive; this is expected to continue in 2023 and future years with the continued deployment of 5G technology for UScellular, and the continued deployment of fiber for TDS Telecom.

Index to MD&A
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, in 2022 and 2021, were as follows:

Capital Expenditures
(Dollars in millions)

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$1,201
$1,285
2021
2022
UScellular
TDS Telecom
Corporate and Other

UScellular’s capital expenditures in 2022 were $717 million compared to $780 million in 2021. In 2022, UScellular's capital expenditures were used for the following purposes:

•Continue network modernization and 5G deployment;
•Enhance and maintain UScellular's network coverage, including providing additional speed and capacity to accommodate increased data usage by current customers; and
•Invest in information technology to support existing and new services and products.

Capital expenditures for 2023 are expected to be between $600 million and $700 million. These expenditures are expected to be used for similar purposes as those listed above.
TDS Telecom’s capital expenditures in 2022 were $556 million compared to $411 million in 2021. In 2022, these capital expenditures were used for the following purposes:
•Continue to expand fiber deployment in incumbent and expansion markets;
•Maintain and enhance existing infrastructure including build-out requirements to meet state broadband and A-CAM programs;
•Upgrade broadband capacity and speeds; and
•Support success-based spending for broadband growth.

Capital expenditures for 2023 are expected to be between $500 million and $550 million. These expenditures are expected to be used for similar purposes as those listed above.

Macroeconomic factors may impact the acquisition or cost of products and materials as well as contribute to internal and external labor shortages.
TDS intends to finance its capital expenditures for 2023 using primarily Cash flows from operating activities, existing cash balances and, as required, additional debt financing from its existing agreements and/or other forms of financing.
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

Index to MD&A
Common Share Repurchase Programs
During 2022, TDS repurchased 2,754,339 Common Shares for $40 million at an average cost per share of $14.46. As of December 31, 2022, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $138 million.
During 2022, UScellular repurchased 1,589,784 Common Shares for $43 million at an average cost per share of $26.78. At December 31, 2022, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 1,927,000.
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
Dividends
TDS paid quarterly dividends per outstanding Common Share of $0.180 in 2022 and $0.175 in 2021. TDS increased the dividend per share to $0.185 in the first quarter of 2023. TDS has no current plans to change its policy of paying dividends.
TDS paid quarterly dividends per outstanding Series UU depositary share (each representing 1/1,000th of a Preferred Share) of $0.414 in 2022, $0.552 in June 2021, $0.414 in September 2021 and $0.414 in December 2021.
TDS paid quarterly dividends per outstanding Series VV depositary share (each representing 1/1,000th of a Preferred Share) of $0.375 in 2022, $0.183 in September 2021 and $0.375 in December 2021.

Index to MD&A
Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS’ cash flow activities in 2022 and 2021.
2022 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $15 million. Net cash provided by operating activities was $1,155 million due to net income of $72 million adjusted for non-cash items of $1,036 million and distributions received from unconsolidated entities of $145 million, including $59 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $98 million. The working capital changes were primarily influenced by an increase in customer and agent receivables and increases in inventory purchases, partially offset by a federal income tax refund of $125 million received during the first quarter. The increase in customer receivables was driven by a high volume of equipment upgrades due to promotional activities and a longer contract term for equipment installment plans.
Cash flows used for investing activities were $1,783 million, which included payments for property, plant and equipment of $1,161 million and payments for wireless spectrum licenses of $585 million. Cash payments for property, plant and equipment are lower than the total capital expenditures in 2022 due primarily to future obligations of certain software license agreements that are recorded as current year capital expenditures but are paid over time.
Cash flows provided by financing activities were $613 million, due primarily to $800 million borrowed under the term loan facilities, $200 million borrowed under the export credit financing agreements, $110 million borrowed under the UScellular EIP receivables repurchase agreement, $75 million borrowed under the UScellular revolving credit agreement, and $75 million borrowed under the UScellular receivables securitization agreement. These were partially offset by $250 million of repayments on the UScellular receivables securitization agreement, a $75 million repayment on the UScellular revolving credit agreement, a $50 million repayment on the UScellular EIP receivables repurchase agreement, the payment of dividends totaling $151 million, the repurchase of TDS and UScellular Common Shares totaling $83 million and cash paid for software license agreements of $23 million.
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
Cash flows used for investing activities were $2,462 million, which included payments for wireless spectrum licenses of $1,322 million and payments for property, plant and equipment of $1,131 million.
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
Inventory, net
Inventory, net increased $90 million due primarily to increased inventory levels to support promotions and ensure adequate device supply.
Income taxes receivable
Income taxes receivable decreased $125 million due primarily to a federal income tax refund received related to the 2020 net operating loss carryback enabled by the CARES Act.
Customer deposits and deferred revenues
Customer deposits and deferred revenues increased $49 million due primarily to an increase in contract liabilities resulting from higher promotional activity in the current year.
Other current liabilities
Other current liabilities increased $232 million due primarily to an increase in the short-term accrual for Auction 107 relocation fees, net borrowings under the EIP receivables repurchase agreement and accruals related to software license agreements. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information on the Auction 107 accrual.
Long-term debt, net
The following table presents the components of the $803 million increase in Long-term debt, net:

Long-term debt, net
(Dollars in millions)
Balance at December 31, 2021	$2,928
Borrowings under Revolving Credit Agreements	75
Borrowings under Term Loan Agreements	800
Borrowings under Export Credit Financing Agreements	200
Borrowings under Receivables Securitization Agreement	75
Repayments under Revolving Credit Agreements	(75)
Repayments under Receivables Securitization Agreement	(250)
Other	(22)
Balance at December 31, 2022	$3,731

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
See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for information related to Licenses and Goodwill activity in 2022 and 2021.
Wireless Spectrum Licenses – UScellular
For purposes of the 2022 impairment test, UScellular had one unit of accounting as a result of aggregating all developed operating market wireless spectrum licenses (built wireless spectrum licenses) and non-operating market wireless spectrum licenses (unbuilt wireless spectrum licenses), and for the 2021 test, UScellular had eight units of accounting, which consisted of one unit of accounting for built wireless spectrum licenses and seven unbuilt wireless spectrum licenses. UScellular believes this change in units of accounting assessed for impairment better reflects the integrated use of licenses as part of its national interdependent network. This change does not impact the results of the impairment assessment for the current or prior years.
A qualitative assessment of the license values was completed as of November 1, 2022 and November 1, 2021. The qualitative assessment considered several factors, including analyst estimates of wireless spectrum license values which contemplated recent spectrum auction results, recent UScellular and other market participant transactions, and other industry and market factors. Based on these assessments, UScellular concluded that it was more likely than not that the fair value of the unit of accounting exceeded its carrying value. Therefore, no quantitative impairment evaluation was completed.
Goodwill – TDS Telecom
TDS Telecom has recorded Goodwill as a result of past business acquisitions. For purposes of the 2022 and 2021 Goodwill impairment test, TDS Telecom had one reporting unit.
A qualitative assessment of the reporting unit was completed as of November 1, 2022 and November 1, 2021. The qualitative assessment, which analyzed company, industry and economic trends, concluded that it was more likely than not that the fair value of this reporting unit exceeded its carrying value, and accordingly, no quantitative impairment evaluation was completed and no Goodwill impairment was recorded.
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
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $36 million and $8 million related to the additional costs in October 2021 and September 2022, respectively. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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
On March 21, 2022, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 2.5 GHz band (Auction 108). On September 1, 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 34 wireless spectrum licenses for $3 million. The wireless spectrum licenses from Auction 108 were granted by the FCC on December 1, 2022.

Index to MD&A
Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement
This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words "believes," "anticipates," "estimates," "expects," "plans," "intends," "projects" and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below. See "Risk Factors" in this Form 10-K for a further discussion of these risks. Each of the following risks could have a material adverse effect on TDS' business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. Readers should evaluate any statements in light of these important factors.
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
▪An inability to attract diverse people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.
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
▪The impact of public health emergencies on TDS' business is uncertain, but depending on duration and severity could have a material adverse effect on TDS' business, financial condition or results of operations.

Index to MD&A
Market Risk
Long-Term Debt
As of December 31, 2022, approximately 50% of TDS' long-term debt was in fixed-rate senior notes and approximately 50% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations and the related weighted average interest rates by maturity dates at December 31, 2022:

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
2023	$19	6.3%
2024	26	6.2%
2025	26	6.2%
2026	275	5.9%
2027	218	6.0%
Thereafter	2,983	6.2%
Total	$3,547	6.2%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments, unamortized discounts related to the UScellular's 6.7% Senior Notes, and outstanding borrowings under the receivables securitization agreement, which principal repayments are not scheduled but are instead based on actual receivable collections. See Note 12 — Debt in the Notes to Consolidated Financial Statements for additional information.
2Represents the weighted average stated interest rates at December 31, 2022, for debt maturing in the respective periods.
Fair Value of Long-Term Debt
At December 31, 2022 and 2021, the estimated fair value of long-term debt obligations, excluding lease obligations, the current portion of such long-term debt and debt financing costs, was $3,047 million and $3,197 million, respectively, and the book value was $3,789 million and $2,979 million, respectively. See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information.

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

TDS - CONSOLIDATED	2022	2021
(Dollars in millions)
Net income (GAAP)	$72	$188
Add back:
Income tax expense	53	33
Interest expense	174	232
Depreciation, amortization and accretion	929	895
EBITDA (Non-GAAP)	1,228	1,348
Add back or deduct:
Loss on impairment of licenses	3	—
(Gain) loss on asset disposals, net	27	26
(Gain) loss on sale of business and other exit costs, net	(1)	(2)
Adjusted EBITDA (Non-GAAP)	1,257	1,372
Deduct:
Equity in earnings of unconsolidated entities	159	182
Interest and dividend income	17	11
Other, net	1	(1)
Adjusted OIBDA (Non-GAAP)	1,080	1,180
Deduct:
Depreciation, amortization and accretion	929	895
Loss on impairment of licenses	3	—
(Gain) loss on asset disposals, net	27	26
(Gain) loss on sale of business and other exit costs, net	(1)	(2)
Operating income (GAAP)	$122	$261

Index to MD&A

UScellular	2022	2021
(Dollars in millions)
Net income (GAAP)	$35	$160
Add back:
Income tax expense	37	20
Interest expense	163	175
Depreciation, amortization and accretion	700	678
EBITDA (Non-GAAP)	935	1,033
Add back or deduct:
Loss on impairment of licenses	3	—
(Gain) loss on asset disposals, net	19	23
(Gain) loss on sale of business and other exit costs, net	(1)	(2)
Adjusted EBITDA (Non-GAAP)	956	1,054
Deduct:
Equity in earnings of unconsolidated entities	158	179
Interest and dividend income	8	6
Adjusted OIBDA (Non-GAAP)	790	869
Deduct:
Depreciation, amortization and accretion	700	678
Loss on impairment of licenses	3	—
(Gain) loss on asset disposals, net	19	23
(Gain) loss on sale of business and other exit costs, net	(1)	(2)
Operating income (GAAP)	$69	$170

TDS TELECOM	2022	2021
(Dollars in millions)
Net income (GAAP)	$53	$90
Add back or deduct:
Income tax expense	23	24
Interest expense	(7)	(5)
Depreciation, amortization and accretion	215	198
EBITDA (Non-GAAP)	284	308
Add back or deduct:
(Gain) loss on asset disposals, net	7	2
Adjusted EBITDA (Non-GAAP)	291	310
Deduct:
Interest and dividend income	2	1
Other, net	1	(1)
Adjusted OIBDA (Non-GAAP)	288	310
Deduct:
Depreciation, amortization and accretion	215	198
(Gain) loss on asset disposals, net	7	2
Operating income (GAAP)	$66	$110
Numbers may not foot due to rounding.

Index to MD&A
Free Cash Flow
The following table presents Free cash flow, which is defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment and Cash paid for software license agreements. Free cash flow is a non-GAAP financial measure which TDS believes may be useful to investors and other users of its financial information in evaluating liquidity, specifically, the amount of net cash generated by business operations after deducting Cash paid for additions to property, plant and equipment and Cash paid for software license agreements.

	2022	2021
(Dollars in millions)
Cash flows from operating activities (GAAP)	$1,155	$1,103
Cash paid for additions to property, plant and equipment	(1,161)	(1,131)
Cash paid for software license agreements	(23)	(9)
Free cash flow (Non-GAAP)	$(29)	$(37)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See section entitled "Market Risk" in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data
Financial Statements
Telephone and Data Systems, Inc.
Consolidated Statement of Operations

Year Ended December 31,	2022	2021	2020
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$4,240	$4,216	$4,136
Equipment and product sales	1,173	1,113	1,089
Total operating revenues	5,413	5,329	5,225

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	1,245	1,267	1,244
Cost of equipment and products	1,320	1,205	1,110
Selling, general and administrative	1,768	1,677	1,681
Depreciation, amortization and accretion	929	895	909
Loss on impairment of licenses	3	—	—
(Gain) loss on asset disposals, net	27	26	27
(Gain) loss on sale of business and other exit costs, net	(1)	(2)	—
(Gain) loss on license sales and exchanges, net	—	—	(5)
Total operating expenses	5,291	5,068	4,966

Operating income	122	261	259

Investment and other income (expense)
Equity in earnings of unconsolidated entities	159	182	181
Interest and dividend income	17	11	15
Gain (loss) on investments	—	—	2
Interest expense	(174)	(232)	(168)
Other, net	1	(1)	(1)
Total investment and other income (expense)	3	(40)	29

Income before income taxes	125	221	288
Income tax expense	53	33	19
Net income	72	188	269
Less: Net income attributable to noncontrolling interests, net of tax	10	32	43
Net income attributable to TDS shareholders	62	156	226
TDS Preferred Share dividends	69	39	—
Net income (loss) attributable to TDS common shareholders	$(7)	$117	$226

Basic weighted average shares outstanding	114	115	114
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.07)	$1.03	$1.97

Diluted weighted average shares outstanding	114	116	115
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.07)	$1.00	$1.93
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Net income	$72	$188	$269
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Net actuarial gains (losses)	(4)	9	3
Amortization of prior service cost and unrecognized net gain	4	4	3
	—	13	6
Change in deferred income taxes	—	(4)	(1)
Change related to retirement plan, net of tax	—	9	5
Net change in accumulated other comprehensive income	—	9	5
Comprehensive income	72	197	274
Less: Net income attributable to noncontrolling interests, net of tax	10	32	43
Comprehensive income attributable to TDS shareholders	$62	$165	$231
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Cash flows from operating activities
Net income	$72	$188	$269
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	929	895	909
Bad debts expense	138	60	77
Stock-based compensation expense	42	49	53
Deferred income taxes, net	47	52	190
Equity in earnings of unconsolidated entities	(159)	(182)	(181)
Distributions from unconsolidated entities	145	180	189
Loss on impairment of licenses	3	—	—
(Gain) loss on asset disposals, net	27	26	27
(Gain) loss on sale of business and other exit costs, net	(1)	(2)	—
(Gain) loss on license sales and exchanges, net	—	—	(5)
(Gain) loss on investments	—	—	(2)
Other operating activities	10	61	3
Changes in assets and liabilities from operations
Accounts receivable	(69)	(22)	(16)
Equipment installment plans receivable	(199)	(116)	(54)
Inventory	(90)	(25)	12
Accounts payable	32	(69)	173
Customer deposits and deferred revenues	48	43	4
Accrued taxes	127	(49)	(120)
Other assets and liabilities	53	14	4
Net cash provided by operating activities	1,155	1,103	1,532

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(1,161)	(1,131)	(1,338)
Cash paid for acquisitions, licenses and other intangible assets	(614)	(1,308)	(172)
Cash received from divestitures and exchanges	8	3	26
Advance payments for license acquisitions	—	(20)	(30)
Other investing activities	(16)	(6)	3
Net cash used in investing activities	(1,783)	(2,462)	(1,511)

Cash flows from financing activities
Issuance of long-term debt	1,154	1,543	1,250
Repayment of long-term debt	(332)	(2,081)	(110)
Issuance of short-term debt	110	—	—
Repayment of short-term debt	(50)	—	—
Issuance of TDS Preferred Shares	—	1,110	—
TDS Common Shares reissued for benefit plans, net of tax payments	(4)	(5)	(3)
UScellular Common Shares reissued for benefit plans, net of tax payments	(5)	(16)	(11)
Repurchase of TDS Common Shares	(40)	(8)	(14)
Repurchase of UScellular Common Shares	(43)	(31)	(23)
Dividends paid to TDS shareholders	(151)	(119)	(78)
Payment of debt and equity issuance costs	(2)	(62)	(41)
Distributions to noncontrolling interests	(3)	(3)	(2)
Payments to acquire additional interest in subsidiaries	—	—	(11)
Cash paid for software license agreements	(23)	(9)	(2)
Other financing activities	2	2	2
Net cash provided by financing activities	613	321	957

Net increase (decrease) in cash, cash equivalents and restricted cash	(15)	(1,038)	978

Cash, cash equivalents and restricted cash
Beginning of period	414	1,452	474
End of period	$399	$414	$1,452
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets

December 31,	2022	2021
(Dollars in millions)
Current assets
Cash and cash equivalents	$360	$367
Accounts receivable
Customers and agents, less allowances of $74 and $60, respectively	1,069	1,058
Other, less allowances of $3 and $2, respectively	112	93
Inventory, net	268	178
Prepaid expenses	102	103
Income taxes receivable	59	184
Other current assets	58	61
Total current assets	2,028	2,044

Assets held for sale	26	18

Licenses	4,699	4,097

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $112 and $91, respectively	204	197

Investments in unconsolidated entities	495	479

Property, plant and equipment
In service and under construction	14,971	14,265
Less: Accumulated depreciation and amortization	10,211	9,904
Property, plant and equipment, net	4,760	4,361

Operating lease right-of-use assets	995	1,040

Other assets and deferred charges	796	710

Total assets[1]	$14,550	$13,493
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity

December 31,	2022	2021
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$19	$6
Accounts payable	506	481
Customer deposits and deferred revenues	285	236
Accrued interest	12	10
Accrued taxes	46	45
Accrued compensation	144	137
Short-term operating lease liabilities	146	141
Other current liabilities	356	124
Total current liabilities	1,514	1,180

Deferred liabilities and credits
Deferred income tax liability, net	969	921
Long-term operating lease liabilities	908	960
Other deferred liabilities and credits	813	759

Long-term debt, net	3,731	2,928

Commitments and contingencies

Noncontrolling interests with redemption features	12	11

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 112 shares (7 Series A Common and 105 Common Shares) and 115 shares (7 Series A Common and 108 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,551	2,496
Preferred Shares, .279 shares authorized, par value $0.01 per share, .0444 shares outstanding (.0168 Series UU and .0276 Series VV)	1,074	1,074
Treasury shares, at cost, 21 and 18 Common Shares, respectively	(481)	(461)
Accumulated other comprehensive income	5	5
Retained earnings	2,699	2,812
Total TDS shareholders’ equity	5,849	5,927

Noncontrolling interests	754	807

Total equity	6,603	6,734

Total liabilities and equity[1]	$14,550	$13,493
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of December 31, 2022 and 2021, include assets held by consolidated variable interest entities (VIEs) of $1,236 million and $1,456 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of December 31, 2022 and 2021, include certain liabilities of consolidated VIEs of $23 million and $21 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 15 — Variable Interest Entities for additional information.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2021	$1	$2,496	$1,074	$(461)	$5	$2,812	$5,927	$807	$6,734
Net income attributable to TDS shareholders	—	—	—	—	—	62	62	—	62
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	9	9
TDS Common and Series A Common share dividends ($0.72 per share)	—	—	—	—	—	(82)	(82)	—	(82)
TDS Preferred share dividends ($1,656 per Series UU share and $1,500 per Series VV share)	—	—	—	—	—	(69)	(69)	—	(69)
Repurchase of Common Shares	—	—	—	(40)	—	—	(40)	—	(40)
Dividend reinvestment plan	—	2	—	3	—	(3)	2	—	2
Incentive and compensation plans	—	18	—	17	—	(21)	14	—	14
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	35	—	—	—	—	35	(59)	(24)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
December 31, 2022	$1	$2,551	$1,074	$(481)	$5	$2,699	$5,849	$754	$6,603
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2020	$1	$2,482	—	$(477)	$(4)	$2,802	$4,804	$789	$5,593
Net income attributable to TDS shareholders	—	—	—	—	—	156	156	—	156
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	32	32
Other comprehensive income	—	—	—	—	9	—	9	—	9
TDS Common and Series A Common Share dividends ($0.70 per share)	—	—	—	—	—	(80)	(80)	—	(80)
Issuance of Preferred Shares, net of costs	—	—	1,074	—	—	—	1,074	—	1,074
TDS Preferred share dividends ($1,380 per Series UU share and $558 per Series VV share)	—	—	—	—	—	(39)	(39)	—	(39)
Repurchase of Common Shares	—	—	—	(8)	—	—	(8)	—	(8)
Dividend reinvestment plan	—	—	—	3	—	(1)	2	—	2
Incentive and compensation plans	—	22	—	21	—	(26)	17	—	17
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(8)	—	—	—	—	(8)	(11)	(19)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
December 31, 2021	$1	$2,496	$1,074	$(461)	$5	$2,812	$5,927	$807	$6,734
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

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
Nature of Operations
Telephone and Data Systems, Inc. (TDS) is a diversified telecommunications company providing high-quality communications services to customers with 4.7 million retail wireless connections and 1.2 million broadband, video and voice connections at December 31, 2022. TDS conducts all of its wireless operations through its 84%-owned subsidiary, United States Cellular Corporation (UScellular). TDS provides broadband, video and voice services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom).
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

December 31,	2022	2021
(Dollars in millions)
Cash and cash equivalents	$360	$367
Restricted cash included in Other current assets	39	47
Cash, cash equivalents and restricted cash in the statement of cash flows	$399	$414
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

Index to Financial Statements and Supplementary Data
Inventory
Inventory consists primarily of wireless devices stated at the lower of cost, which approximates cost determined on a first-in first-out basis, or net realizable value. Net realizable value is determined by reference to the stand-alone selling price.
Cloud-Hosted Arrangements
TDS' cloud-hosted arrangements that are service contracts consist primarily of software used to perform administrative functions. Implementation costs related to TDS' cloud-hosted arrangements, which are recorded in Prepaid expenses and Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

December 31,	2022	2021
(Dollars in millions)
Implementation costs, gross	$109	$87
Accumulated amortization	(49)	(30)
Implementation costs, net	$60	$57
These costs are amortized over the period of the service contract, which is generally three to five years. Amortization of implementation costs was $19 million, $17 million and $11 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was included in Selling, general and administrative expenses.
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
UScellular performs its annual impairment assessment of wireless spectrum licenses as of November 1 of each year or more frequently if there are events or circumstances that cause UScellular to believe it is more likely than not that the carrying value of wireless spectrum licenses exceeds fair value. For purposes of the 2022 impairment test, UScellular had one unit of accounting as a result of aggregating all developed operating market wireless spectrum licenses (built wireless spectrum licenses) and non-operating market wireless spectrum licenses (unbuilt wireless spectrum licenses), and for the 2021 test, UScellular had eight units of accounting, which consisted of one unit of accounting for built wireless spectrum licenses and seven unbuilt wireless spectrum licenses. UScellular believes this change in units of accounting assessed for impairment better reflects the integrated use of licenses as part of its national interdependent network. This change does not impact the results of the impairment assessment for the current or prior years.
UScellular performed a qualitative impairment assessment to determine whether the wireless spectrum licenses were impaired. In 2022 and 2021, UScellular considered several qualitative factors, including analyst estimates of wireless spectrum license values which contemplated recent spectrum auction results, recent UScellular and other market participant transactions, and other industry and market factors. Based on these assessments, UScellular concluded that it was more likely than not that the fair value of the unit of accounting exceeded its carrying value. Therefore, no quantitative impairment evaluation was completed. See Note 7 — Intangible Assets for additional details related to wireless spectrum licenses.
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
For purposes of conducting its Goodwill impairment test, TDS Telecom has one reporting unit. TDS Telecom performed a qualitative impairment assessment in 2022 and 2021. Based on the annual impairment assessments performed, TDS Telecom did not have an impairment of its Goodwill in 2022 or 2021.
See Note 7 — Intangible Assets for additional details related to Goodwill.

Index to Financial Statements and Supplementary Data
Franchise Rights
TDS Telecom has franchise rights as a result of past acquisitions of cable businesses. Franchise rights are intangible assets that provide their holder with the right to operate a business in a certain geographical location as sanctioned by the franchiser, usually a government agency. Franchise rights are generally granted for ten years and may be renewed for additional terms upon approval by the granting authority. TDS anticipates that future renewals of its franchise rights will be granted. TDS reviews franchise rights for impairment whenever events or changes in circumstances indicate that the assets might be impaired. TDS re-evaluates the useful life of franchise rights each year to determine if changes in technology or other business changes would warrant a revision of its remaining useful life. Franchise rights are included in Other intangible assets in the Consolidated Balance Sheet.
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
Useful lives of specific assets are reviewed throughout the year to determine if changes in technology or other business changes would warrant accelerating the depreciation of those specific assets. There were no material changes to the assigned useful lives of the various categories of property, plant and equipment in 2022, 2021 or 2020. However, in 2022, 2021 and 2020, depreciation for certain specific assets was accelerated due to changes in technology. See Note 9 — Property, Plant and Equipment for additional details related to useful lives.
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
Agent Liabilities
UScellular has relationships with agents, which are independent businesses that obtain customers for UScellular. At December 31, 2022 and 2021, UScellular had accrued $53 million and $51 million, respectively, in agent related liabilities. These amounts are included in Other current liabilities in the Consolidated Balance Sheet.

Index to Financial Statements and Supplementary Data
Debt Issuance Costs
Debt issuance costs include underwriters’ and legal fees and other charges related to issuing and renewing various borrowing instruments and other long-term agreements and are amortized over the respective term of each instrument. Debt issuance costs related to TDS’ and UScellular's revolving credit agreements and UScellular's receivables securitization agreement are recorded in Other assets and deferred charges in the Consolidated Balance Sheet. All other debt issuance costs are presented as an offset to the related debt obligation in the Consolidated Balance Sheet.
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
Advertising Costs
TDS expenses advertising costs as incurred. Advertising costs totaled $196 million, $203 million and $213 million in 2022, 2021 and 2020, respectively.
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

Index to Financial Statements and Supplementary Data
Note 2 Revenue Recognition
Nature of goods and services
The following is a description of principal activities from which TDS generates its revenues.

Services and products	Nature, timing of satisfaction of performance obligations, and significant payment terms

Wireless services	Wireless service includes voice, messaging and data services. Revenue is recognized in Service revenues as wireless service is provided to the customer. Wireless services generally are billed and paid in advance on a monthly basis.

Wireless devices and accessories	UScellular offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones and routers for use by its customers, as well as accessories. UScellular also sells wireless devices to agents and other third-party distributors for resale. UScellular frequently discounts wireless devices sold to new and current customers. UScellular also offers customers the option to purchase certain devices and accessories under installment contracts over a specified time period. For certain equipment installment plans, after a specified period of time, the customer may have the right to upgrade to a new device. Such upgrades require the customer to enter into an equipment installment contract for the new device, and transfer the existing device to UScellular. UScellular recognizes revenue in Equipment and product sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery.

Wireless roaming	UScellular receives roaming revenues when other wireless carriers’ customers use UScellular’s wireless systems. UScellular recognizes revenue in Service revenues when the roaming service is provided.

Wireless Eligible Telecommunications Carrier (ETC) Revenues	Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive support payments from the Universal Service Fund if they provide specified services in “high cost” areas. ETC revenues recognized in the reporting period represent the amounts which UScellular is entitled to receive for such period, as determined and approved in connection with UScellular’s designation as an ETC in various states.

Wireless tower rents	UScellular receives tower rental revenues when another carrier leases tower space on a UScellular owned tower. UScellular recognizes revenue in Service revenues in the period during which the services are provided.

Activation fees	TDS charges its end customers activation fees in connection with the sale of certain services and equipment. Activation fees are deferred and recognized over the period benefitted.

Wireline and cable services	Wireline and cable services include broadband, video and voice services. Revenue is recognized in Service revenues as service is provided to the customer. Wireline and cable services are generally billed and paid in advance on a monthly basis.

Wholesale revenues	Wholesale revenues include network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom’s network, special access services and state and federal support payments, including A-CAM. Wholesale revenues are recorded as the related service is provided.

IT hardware sales	TDS recognizes equipment revenue when it no longer has any requirements to perform, when title has passed and when the products are accepted by the customer.

Hosted and managed services	HMS Service revenues consist of cloud and hosting solutions, managed services, Enterprise Resource Planning (ERP) application management, colocation services, and IT hardware and related maintenance and professional services. Revenues related to these services are recognized as services are provided.

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

Index to Financial Statements and Supplementary Data
Multiple Performance Obligations
UScellular and TDS Telecom each sell bundled service and equipment offerings. In these instances, TDS recognizes its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof. TDS estimates the standalone selling price of the device or accessory to be its retail price excluding discounts. TDS estimates the standalone selling price of wireless service to be the price offered to customers on month-to-month contracts.
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
Amounts Collected from Customers and Remitted to Governmental Authorities
TDS records amounts collected from customers and remitted to governmental authorities on a net basis within a liability account if the amount is assessed upon the customer and TDS merely acts as an agent in collecting the amount on behalf of the imposing governmental authority. If the amount is assessed upon TDS, then amounts collected from customers are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $88 million, $95 million and $82 million for 2022, 2021 and 2020, respectively.
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Year Ended December 31, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,793	$—	$—	$2,793
Inbound roaming	67	—	—	67
Residential	—	669	—	669
Commercial	—	173	—	173
Wholesale	—	173	—	173
Other service	172	—	73	245
Service revenues from contracts with customers	3,032	1,015	73	4,120
Equipment and product sales	1,044	1	128	1,173
Total revenues from contracts with customers[1]	$4,076	$1,016	$201	$5,293

Index to Financial Statements and Supplementary Data

Year Ended December 31, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[2,3]	$2,757	$—	$—	$2,757
Inbound roaming	110	—	—	110
Residential	—	641	—	641
Commercial	—	183	—	183
Wholesale	—	178	—	178
Other service[2]	165	—	73	238
Service revenues from contracts with customers	3,032	1,002	73	4,107
Equipment and product sales	1,007	1	105	1,113
Total revenues from contracts with customers[1]	$4,039	$1,003	$178	$5,220

Year Ended December 31, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[2]	$2,681	$—	$—	$2,681
Inbound roaming	152	—	—	152
Residential	—	594	—	594
Commercial	—	194	—	194
Wholesale	—	184	—	184
Other service[2]	157	—	69	226
Service revenues from contracts with customers	2,990	972	69	4,031
Equipment and product sales	970	1	118	1,089
Total revenues from contracts with customers[1]	$3,960	$973	$187	$5,120
Numbers may not foot due to rounding.
1Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the amounts in this table only include revenue resulting from contracts with customers
2For 2021 and 2020, amounts have been adjusted to reclassify $8 million and $5 million, respectively, of Internet of Things (IoT) and Reseller revenues from Retail service to Other service.
3During the third quarter of 2021, UScellular recorded a $9 million out-of-period error related to the timing of recognition of regulatory fee billings. This adjustment had the impact of increasing Service revenue by $9 million in 2021. UScellular determined that this adjustment was not material to any of the periods impacted.
Contract Balances
For contracts that involve multiple element service and equipment offerings, the transaction price is allocated to each performance obligation based on its relative standalone selling price. When consideration is received in advance of delivery of goods or services, a contract liability is recorded. A contract asset is recorded when revenue is recognized in advance of TDS’ right to receive consideration. Once there is an unconditional right to receive the consideration, TDS records such amounts as receivables, and then bills the customer under the terms of the respective contract.
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

December 31,	2022	2021
(Dollars in millions)
Contract assets	$12	$10
Contract liabilities	$395	$289

Revenue recognized related to contract liabilities existing at January 1, 2022 was $216 million for the year ended December 31, 2022.
Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of December 31, 2022, and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
2023	$412
2024	169
Thereafter	108
Total	$689
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

December 31,	2022	2021
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$144	$139
Fulfillment costs
Installation costs	8	10
Total contract cost assets	$152	$149
Amortization of contract cost assets was $113 million, $116 million and $120 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.
Note 3 Fair Value Measurements
As of December 31, 2022 and 2021, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	December 31, 2022		December 31, 2021
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$899	$1,500	$1,594
Institutional	2	536	395	535	659
Other	2	1,753	1,753	944	944
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of term loan credit agreements, receivables securitization agreement and in 2022, an export credit financing agreement. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.52% to 8.28% and 1.31% to 4.40% at December 31, 2022 and 2021, respectively.
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
The following table summarizes equipment installment plan receivables.

December 31,	2022	2021
(Dollars in millions)
Equipment installment plan receivables, gross	$1,211	$1,085
Allowance for credit losses	(96)	(72)
Equipment installment plan receivables, net	$1,115	$1,013

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$646	$639
Other assets and deferred charges (Non-current portion)	469	374
Equipment installment plan receivables, net	$1,115	$1,013
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
The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	December 31, 2022					December 31, 2021
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$1,016	$98	$22	$5	$1,141	$896	$94	$24	$5	$1,019
Billed — current	41	5	2	—	48	40	5	1	1	47
Billed — past due	13	6	2	1	22	10	6	2	1	19
Total	$1,070	$109	$26	$6	$1,211	$946	$105	$27	$7	$1,085

Index to Financial Statements and Supplementary Data
The balance of the equipment installment plan receivables as of December 31, 2022 on a gross basis by year of origination were as follows:

	2020	2021	2022	Total
(Dollars in millions)
Lowest Risk	$43	$303	$724	$1,070
Lower Risk	3	28	78	109
Slight Risk	—	4	22	26
Higher Risk	—	1	5	6
Total	$46	$336	$829	$1,211

Activity for the years ended December 31, 2022 and 2021, in the allowance for credit losses for equipment installment plan receivables was as follows:

	2022	2021
(Dollars in millions)
Allowance for credit losses, beginning of year	$72	$78
Bad debts expense	100	38
Write-offs, net of recoveries[1]	(76)	(44)
Allowance for credit losses, end of year	$96	$72
1Write-offs increased in 2022 as customer payment behavior returned to pre-COVID-19 pandemic levels.
Note 5 Income Taxes
TDS’ current income taxes balances at December 31, 2022 and 2021, were as follows:

December 31,	2022	2021
(Dollars in millions)
Federal income taxes receivable	$56	$179
Net state income taxes receivable	3	5
Income tax expense (benefit) is summarized as follows:

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Current
Federal	$1	$2	$(175)
State	5	(21)	4
Deferred
Federal	32	59	179
State	15	(7)	11
Total income tax expense (benefit)	$53	$33	$19

Index to Financial Statements and Supplementary Data
A reconciliation of TDS’ income tax expense computed at the statutory rate to the reported income tax expense, and the statutory federal income tax rate to TDS’ effective income tax rate is as follows:

Year Ended December 31,	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in millions)
Statutory federal income tax expense and rate	$26	21.0%	$47	21.0%	$60	21.0%
State income taxes, net of federal benefit[1]	16	12.8	(23)	(10.3)	11	4.0
Change in federal valuation allowance[2]	7	5.7	7	3.1	—	—
Loss carryback benefit of CARES Act[3]	—	—	—	—	(60)	(21.0)
Nondeductible compensation	7	5.6	6	2.9	9	3.0
Tax credits	(2)	(1.9)	(2)	(0.8)	(2)	(0.6)
Other differences, net	(1)	(0.6)	(2)	(0.8)	1	—
Total income tax expense (benefit) and rate	$53	42.6%	$33	15.1%	$19	6.4%
1State income taxes, net of federal benefit, include changes in unrecognized tax benefits as well as adjustments to state valuation allowances. State taxes increased in 2022 due primarily to valuation allowance adjustments. State taxes in 2021 are a net benefit due primarily to the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years.
2Change in federal valuation allowance is due primarily to current year interest expense from partnership investments that carryforward but may not be realized.
3The CARES Act provided a 5-year carryback of net operating losses generated in years 2018-2020. As the statutory federal tax rate applicable to certain years within the carryback period is 35%, carryback to those years provided a tax benefit in excess of the current federal statutory rate of 21%.
Significant components of TDS’ deferred income tax assets and liabilities at December 31, 2022 and 2021, were as follows:

December 31,	2022	2021[1]
(Dollars in millions)
Deferred tax assets
Net operating loss (NOL) carryforwards	$250	$226
Lease liabilities	265	277
Contract liabilities	63	38
Interest expense carryforwards	74	31
Asset retirement obligation	116	101
Other	129	122
Total deferred tax assets	897	795
Less valuation allowance	(177)	(149)
Net deferred tax assets	720	646
Deferred tax liabilities
Property, plant and equipment	805	751
Licenses/intangibles	419	364
Partnership investments	173	155
Lease assets	245	255
Other	43	40
Total deferred tax liabilities	1,685	1,565
Net deferred income tax liability	$965	$919

Presented in the Consolidated Balance Sheet as:
Deferred income tax liability, net	$969	$921
Other assets and deferred charges	(4)	(2)
Net deferred income tax liability	$965	$919
1    Certain prior year deferred tax assets and liabilities have been reclassified to align with the current year presentation.

Index to Financial Statements and Supplementary Data
At December 31, 2022, TDS and certain subsidiaries had $3,508 million of state NOL carryforwards (generating a $177 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards expire between 2023 and 2042. TDS and certain subsidiaries had $344 million of federal NOL carryforwards (generating a $72 million deferred tax asset) available to offset future taxable income. The federal NOL carryforwards generally expire between 2023 and 2037, with the exception of federal NOLs generated after 2017, which do not expire. A valuation allowance was established for certain federal and state NOL carryforwards since it is more likely than not that a portion of such carryforwards will expire before they can be utilized.
At December 31, 2022, TDS and certain subsidiaries had $384 million of state interest limitation carryforwards (generating a $16 million deferred tax asset) available to offset future taxable income. The state interest limitation carryforwards generally do not expire. TDS and certain subsidiaries had $277 million of federal interest limitation carryforwards (generating a $58 million deferred tax asset) available to offset future taxable income. The federal interest limitation carryforwards do not expire. A valuation allowance was established for certain federal and state interest limitation carryforwards since it is more likely than not that a portion of such carryforwards will not be utilized.
A summary of TDS' deferred tax asset valuation allowance is as follows:

	2022	2021	2020
(Dollars in millions)
Balance at beginning of year	$149	$158	$152
Charged to Income tax expense	28	(9)	6
Balance at end of year	$177	$149	$158
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021	2020
(Dollars in millions)
Unrecognized tax benefits balance at beginning of year	$37	$54	$49
Additions for tax positions of current year	6	8	8
Additions for tax positions of prior years	1	—	3
Reductions for tax positions of prior years	—	(3)	(1)
Reductions for settlements of tax positions	—	(2)	—
Reductions for lapses in statutes of limitations	(6)	(20)	(5)
Unrecognized tax benefits balance at end of year	$38	$37	$54
Unrecognized tax benefits are included in Accrued taxes and Other deferred liabilities and credits in the Consolidated Balance Sheet. If these benefits were recognized at each respective year end period, they would have reduced income tax expense in 2022, 2021 and 2020 by $30 million, $30 million and $43 million, respectively, net of the federal benefit from state income taxes.
TDS recognizes accrued interest and penalties related to unrecognized tax benefits in Income tax expense (benefit). The amounts charged to income tax expense related to interest and penalties resulted in nominal expense in 2022, a benefit of $10 million in 2021, and an expense of $2 million in 2020. Net accrued liabilities for interest and penalties were $13 million at both December 31, 2022 and 2021, and are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
TDS and its subsidiaries file federal and state income tax returns. With limited exceptions, TDS is no longer subject to federal and state income tax audits for the years prior to 2019.
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

Index to Financial Statements and Supplementary Data
The amounts used in computing basic and diluted earnings per share attributable to TDS common shareholders were as follows:

Year Ended December 31,	2022	2021	2020
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to TDS common shareholders used in basic earnings (loss) per share	$(7)	$117	$226
Adjustments to compute diluted earnings (loss):
Noncontrolling interest adjustment	(1)	(1)	(3)
Net income (loss) attributable to TDS common shareholders used in diluted earnings (loss) per share	$(8)	$116	$223

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	107	108	107
Series A Common Shares	7	7	7
Total	114	115	114

Effects of dilutive securities	—	1	1
Weighted average number of shares used in diluted earnings (loss) per share	114	116	115

Basic earnings (loss) per share attributable to TDS common shareholders	$(0.07)	$1.03	$1.97

Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.07)	$1.00	$1.93
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 5 million shares, 4 million shares and 5 million shares for 2022, 2021 and 2020, respectively.
Note 7 Intangible Assets
Licenses
TDS reviews opportunities to acquire additional wireless spectrum, including pursuant to FCC auctions. TDS also may seek to divest outright or exchange wireless spectrum that is not strategic to its long-term success. Prior to 2009, TDS accounted for UScellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS’ Licenses. Consequently, UScellular's Licenses on a stand-alone basis do not equal the TDS consolidated Licenses related to UScellular. Activity related to TDS' Licenses is presented below.

	UScellular	TDS Telecom	Total
(Dollars in millions)
Balance at December 31, 2020	$2,633	$5	$2,638
Acquisitions	1,464	—	1,464
Transferred to Assets held for sale	(18)	—	(18)
Capitalized interest	13	—	13
Balance at December 31, 2021	4,092	5	4,097
Acquisitions	595	—	595
Impairment[1]	(3)	—	(3)
Transferred to Assets held for sale	1	—	1
Exchanges - Licenses received	1	—	1
Capitalized interest	8	—	8
Balance at December 31, 2022	$4,694	$5	$4,699
1Impairment charge relates to licenses in markets where UScellular no longer expects to meet FCC buildout requirements.

Index to Financial Statements and Supplementary Data
Auction 107
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $36 million and $8 million related to the additional costs in October 2021 and September 2022, respectively. At December 31, 2022, the remaining estimated payments of approximately $133 million and $8 million are included in Other current liabilities and Other deferred liabilities and credits, respectively, and at December 31, 2021, the remaining payments of approximately $17 million and $128 million are included in Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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
Goodwill
The Goodwill balance of TDS Telecom was $547 million at both December 31, 2022 and 2021, net of accumulated impairment losses of $29 million recorded in prior periods.

Other intangible assets
Activity related to TDS' Other intangible assets is presented below.

	December 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
(Dollars in millions)
Franchise rights	$255	$(85)	$170	$255	$(68)	$187
Customer lists	26	(25)	1	27	(23)	4
Internet protocol addresses	34	(2)	32	5	—	5
Other	1	—	1	1	—	1
Total	$316	$(112)	$204	$288	$(91)	$197
Amortization expense for intangible assets was $21 million, $21 million and $26 million for the years ended December 31, 2022, 2021 and 2020, respectively. Based on the current balance of finite-lived intangible assets, the estimated amortization expense is $22 million, $19 million, $19 million, $19 million and $19 million for the years 2023 through 2027, respectively.
Note 8 Investments in Unconsolidated Entities
Investments in unconsolidated entities consist of amounts invested in entities in which TDS holds a noncontrolling interest. TDS' Investments in unconsolidated entities are accounted for using the equity method, measurement alternative method or net asset value practical expedient method as shown in the table below. The carrying value of measurement alternative method investments represents cost minus any impairments plus or minus any observable price changes.

December 31,	2022	2021
(Dollars in millions)
Equity method investments:
Capital contributions, loans, advances and adjustments	$115	$115
Cumulative share of income	2,615	2,460
Cumulative share of distributions	(2,262)	(2,118)
Total equity method investments	468	457
Measurement alternative method investments	18	22
Investments recorded using the net asset value practical expedient	9	—
Total investments in unconsolidated entities	$495	$479

Index to Financial Statements and Supplementary Data
The following tables, which are based on unaudited information provided in part by third parties, summarize the combined assets, liabilities and equity, and results of operations of TDS’ equity method investments:

December 31,	2022	2021
(Dollars in millions)
Assets
Current	$1,106	$1,257
Noncurrent	6,486	6,189
Total assets	$7,592	$7,446

Liabilities and Equity
Current liabilities	$767	$710
Noncurrent liabilities	1,249	1,260
Partners’ capital and shareholders’ equity	5,576	5,476
Total liabilities and equity	$7,592	$7,446

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Results of Operations
Revenues	$7,303	$7,127	$6,702
Operating expenses	5,684	5,152	4,753
Operating income	1,619	1,975	1,949
Other income (expense), net	(19)	14	13
Net income	$1,600	$1,989	$1,962
Note 9 Property, Plant and Equipment
TDS’ Property, plant and equipment in service and under construction, and related accumulated depreciation and amortization, as of December 31, 2022 and 2021, were as follows:

December 31,	Useful Lives (Years)	2022	2021
(Dollars in millions)
Land	N/A	$63	$62
Buildings	5-40	532	541
Leasehold and land improvements	1-30	1,538	1,476
Cable and wire	15-40	2,609	2,403
Network and switching equipment	3-10	2,706	2,671
Cell site equipment	7-25	4,248	4,150
Office furniture and equipment	3-10	296	346
Other operating assets and equipment	1-12	200	176
System development	1-7	2,070	1,864
Work in process	N/A	709	576
Total property, plant and equipment, gross		14,971	14,265
Accumulated depreciation and amortization		(10,211)	(9,904)
Total property, plant and equipment, net		$4,760	$4,361
Depreciation and amortization expense totaled $882 million, $851 million and $862 million in 2022, 2021 and 2020, respectively. In 2022, 2021 and 2020, (Gain) loss on asset disposals, net included charges of $27 million, $26 million and $27 million, respectively, related to disposals of assets from service in the normal course of business.
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
The identified lease term determines the periods to which expense is allocated and is also utilized in the right-of-use asset and liability calculations. Many of TDS’ leases include renewal and early termination options. At lease commencement, the lease terms include options to extend the lease when TDS is reasonably certain that it will exercise the options. The lease terms do not include early termination options unless TDS is reasonably certain to exercise the options. TDS has applied the portfolio approach in cases where asset classes have similar lease characteristics including tower space, retail, and certain ground lease asset classes.
The following table shows the components of lease cost included in the Consolidated Statement of Operations:

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Operating lease cost	$206	$198	$184
Variable lease cost	12	10	11
Total	$218	$208	$195
The following table shows supplemental cash flow information related to lease activities:

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$204	$204	$188
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$125	$188	$157
The table below shows a weighted-average analysis for lease terms and discount rates for operating leases:

December 31,	2022	2021
Weighted Average Remaining Lease Term	12 years	12 years
Weighted Average Discount Rate	3.9%	3.8%
The maturities of lease liabilities are as follows:

Operating Leases
(Dollars in millions)
2023	$182
2024	178
2025	150
2026	116
2027	94
Thereafter	681
Total lease payments[1]	$1,401
Less: Imputed interest	347
Present value of lease liabilities	$1,054
1    Lease payments exclude $42 million of legally binding lease payments for leases signed but not yet commenced.

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
The following table shows the components of lease income which are included in Service revenues in the Consolidated Statement of Operations:

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Operating lease income	$120	$109	$105
The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
2023	$98
2024	90
2025	72
2026	40
2027	21
Thereafter	39
Total future lease maturities	$360
Note 11 Asset Retirement Obligations
UScellular is subject to asset retirement obligations associated with its leased cell sites, switching office sites, retail store sites and office locations. Asset retirement obligations generally include obligations to restore leased land, towers, retail store and office premises to their pre-lease conditions.
TDS Telecom owns poles, cable and wire and certain buildings and also leases office space and property used for housing central office switching equipment and fiber cable. These assets and leases often have removal or remediation requirements. For example, TDS Telecom’s poles, cable and wire are often located on property that is not owned by TDS Telecom and may be subject to the provisions of easements, permits, or leasing arrangements. Pursuant to these terms, TDS Telecom is often required to remove these assets and return the property to its original condition at a future date.
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
In 2022 and 2021, UScellular and TDS Telecom performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the reviews and other changes in asset retirement obligations during 2022 and 2021, were as follows:

	2022	2021
(Dollars in millions)
Balance at beginning of year	$469	$377
Additional liabilities accrued	19	28
Revisions in estimated cash outflows	11	42
Disposition of assets	(1)	(1)
Accretion expense	26	23
Balance at end of year	$524	$469

Index to Financial Statements and Supplementary Data
Note 12 Debt
Revolving Credit Agreements
At December 31, 2022, TDS and UScellular had revolving credit agreements available for general corporate purposes. Amounts under the revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026.
The following table summarizes the revolving credit agreements as of December 31, 2022:

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
During 2022, UScellular borrowed and repaid $75 million under its revolving credit agreement.
Term Loan Agreements
At December 31, 2022, TDS and UScellular had senior term loan credit agreements available for general corporate purposes.
The following tables summarizes the term loan credit agreements as of December 31, 2022:

TDS:	Term Loan 1	Term Loan 2	Total
(Dollars in millions)
Maximum borrowing capacity	$200	$300	$500
Amount borrowed and outstanding	$198	$299	$497
Amount borrowed and repaid	$2	$1	$3
Amount available for use	$—	$—	$—
Interest rate	LIBOR plus 2.00%	LIBOR plus 2.50%
Maturity date	July 2028	July 2031
Quarterly installments	$0.5 million from December 2021 to maturity date	$0.75 million from December 2022 to September 2026; $2 million from December 2026 to maturity date

UScellular:	Term Loan 1	Term Loan 2	Term Loan 3	Total
(Dollars in millions)
Maximum borrowing capacity	$300	$300	$200	$800
Amount borrowed and outstanding	$300	$296	$200	$796
Amount borrowed and repaid	$—	$4	$—	$4
Amount available for use	$—	$—	$—	$—
Interest rate	SOFR plus 1.60%	SOFR plus 2.10%	SOFR plus 2.60%
Maturity date	July 2026	July 2028	July 2031
Quarterly installments	$2 million from March 2023 to December 2023; $4 million from March 2024 to December 2025; $8 million from March 2026 to maturity date	$0.75 million from December 2021 to maturity date	$0.5 million from December 2022 to September 2026; $1 million from December 2026 to maturity date

Index to Financial Statements and Supplementary Data
In 2022, TDS borrowed $300 million and UScellular borrowed $500 million under the term loan agreements.
Export Credit Financing Agreements
In November 2022, TDS entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. The agreement may be drawn in one or more advances by the five-month anniversary of the date of the agreement which is April 9, 2023; amounts not drawn by that time will cease to be available. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in December 2027. During 2022, TDS borrowed $50 million under the agreement. As of December 31, 2022, the outstanding borrowings under the agreement were $50 million and the unused borrowing capacity was $100 million.
TDS borrowed $50 million under its export credit financing agreement in both January and February 2023.
In December 2021, UScellular entered into a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. During 2022, UScellular borrowed $150 million, which is the full amount available under the agreement.
Receivables Securitization Agreement
At December 31, 2022, UScellular, through its subsidiaries, had a $450 million receivables securitization agreement for securitized borrowings using its equipment installment receivables for general corporate purposes. Amounts under the receivables securitization agreement may be borrowed, repaid and reborrowed from time to time until maturity in March 2024. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in April 2024. The outstanding borrowings bear interest at floating rates. During 2022, UScellular repaid $250 million and borrowed $75 million under the agreement. As of December 31, 2022, the outstanding borrowings under the agreement were $275 million and the unused borrowing capacity under the agreement was $175 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of December 31, 2022, the USCC Master Note Trust held $447 million of assets pledged as collateral for the receivables securitization agreement.
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
In February 2023, UScellular borrowed $25 million under the receivables securitization agreement.
Repurchase Agreement
In January 2022, UScellular, through a subsidiary (the repo subsidiary), entered into a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. The transaction form involves the sale of receivables by the repo subsidiary and the commitment to repurchase at the end of the applicable repurchase term, which may extend up to one month. The transaction is accounted for as a one-month secured borrowing. The outstanding borrowings bear interest at a rate of SOFR plus 1.25%. Although the lender holds a security interest in the receivables, the repo subsidiary retains effective control and collection risk of the receivables, and therefore, any activity associated with the repurchase agreement will be treated as a secured borrowing. UScellular will continue to report equipment installment plan receivables and any related balances on the Consolidated Balance Sheet. During 2022, the repo subsidiary borrowed $110 million and repaid $50 million under the repurchase agreement. As of December 31, 2022, the outstanding borrowings under the agreement were $60 million and the unused borrowing capacity was $140 million. The outstanding borrowings are included in Other current liabilities in the December 31, 2022 Consolidated Balance Sheet. As of December 31, 2022 UScellular held $524 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings will bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. There were no significant changes to other terms of the repurchase agreement.

Index to Financial Statements and Supplementary Data
Financial Covenants and Other
The TDS and UScellular revolving credit agreements, term loan agreements, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants. In particular, under these agreements, TDS and UScellular are required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular also are required to maintain the Consolidated Leverage Ratio at a level not to exceed 3.75 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of December 31, 2022 with all such financial covenants.
In connection with UScellular’s revolving credit agreements, UScellular term loan agreements and the UScellular export credit financing agreement TDS and UScellular entered into subordination agreements together with the administrative agents for the lenders under each agreement. Pursuant to these subordination agreements, (a) any consolidated funded indebtedness from UScellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness from UScellular to TDS (other than “refinancing indebtedness” as defined in the subordination agreements) in excess of $105 million and (ii) refinancing indebtedness in excess of $250 million will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under each agreement. As of December 31, 2022, UScellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to each agreement pursuant to the subordination agreements.
Certain TDS and UScellular wholly-owned subsidiaries have jointly and severally unconditionally guaranteed the payment and performance of the obligations of TDS and UScellular under the revolving credit agreements, term loan agreements and export credit agreements. Other subsidiaries that meet certain criteria will be required to provide a similar guaranty in the future. UScellular entered into a performance guaranty whereby UScellular guarantees the performance of certain wholly-owned subsidiaries under the receivables securitization agreement and repurchase agreement.
Other Long-Term Debt
Long-term debt as of December 31, 2022 and 2021, was as follows:

				December 31, 2022			December 31, 2021
	Issuance date	Maturity date	Call date (any time on or after)	Principal Amount	Less Unamortized discount and debt issuance costs	Total	Principal Amount	Less Unamortized discount and debt issuance costs	Total
(Dollars in millions)
UScellular Unsecured Senior Notes
6.70%	Dec 2003 and June 2004	Dec 2033	Dec 2003 and June 2004	$544	$11	$533	$544	$12	$532
6.25%	Aug 2020	Sep 2069	Sep 2025	500	17	483	500	17	483
5.50%	Dec 2020	Mar 2070	Mar 2026	500	17	483	500	17	483
5.50%	May 2021	Jun 2070	Jun 2026	500	16	484	500	16	484
UScellular Term Loans				796	6	790	299	3	296
TDS Term Loans				497	4	493	200	2	198
EIP Securitization				275	—	275	450	—	450
TDS Export Credit Financing				50	—	50	—	—	—
UScellular Export Credit Financing				150	1	149	—	—	—
Finance lease obligations				7	—	7	7	—	7
Other long-term notes				3	—	3	1	—	1
Total long-term debt				$3,822	$72	$3,750	$3,001	$67	$2,934
Long-term debt, current						$19			$6
Long-term debt, noncurrent						$3,731			$2,928
In 2021, TDS redeemed $836 million of outstanding Senior Notes and UScellular redeemed $917 million of outstanding Senior Notes. At time of redemption, $57 million of interest expense was recorded related to unamortized debt issuance costs for the notes. The notes were redeemed at a price of 100% of the principal amount, including accrued and unpaid interest to the redemption date.

Index to Financial Statements and Supplementary Data
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
Interest on the Senior Notes outstanding at December 31, 2022, is payable quarterly, with the exception of UScellular's 6.7% Senior Notes for which interest is payable semi-annually.
The annual requirements for principal payments on long-term debt are approximately $19 million, $26 million, $26 million, $275 million and $218 million for the years 2023 through 2027, respectively. These amounts do not include payments on the $275 million of outstanding borrowings under the receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in April 2024. Principal repayments are not scheduled but are instead based on actual receivable collections.
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
Note 13 Employee Benefit Plans
Defined Contribution Plans
TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for certain employees of TDS Corporate, TDS Telecom and UScellular. Under this plan, pension costs are calculated separately for each participant and are funded annually. Total pension costs were $17 million, $16 million and $16 million in 2022, 2021 and 2020, respectively. In addition, TDS sponsors a defined contribution retirement savings plan (401(k) plan). Total costs incurred from TDS’ contributions to the 401(k) plan were $28 million, $27 million and $27 million in 2022, 2021 and 2020, respectively.
TDS also sponsors an unfunded nonqualified deferred supplemental executive retirement plan for certain employees to offset the reduction of benefits caused by the limitation on annual employee compensation under the tax laws.
Other Post-Retirement Benefits
TDS sponsors a defined benefit post-retirement plan that provides medical benefits to retirees and that covers certain employees of TDS Corporate and TDS Telecom, which is not significant to TDS’ financial position or operating results. The plan is contributory, with retiree contributions adjusted annually. TDS recognizes the funded status of the plan as a component of Other assets and deferred charges in the Consolidated Balance Sheet as of December 31, 2022 and 2021. Changes in the funded status are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet before affecting such amounts for income taxes to the extent that such changes are not recognized in earnings as a component of net periodic benefit cost.
The post-retirement benefit fund invests mainly in mutual funds that hold U.S. equities, international equities, and debt securities. The post-retirement benefit fund does not hold any debt or equity securities issued by TDS, UScellular or any related parties. The fair value of the plan assets of the post-retirement benefit fund was $66 million and $77 million as of December 31, 2022 and 2021, respectively. The total plan benefit obligations were $44 million and $54 million as of December 31, 2022 and 2021, respectively. Therefore, the total funded status was an asset of $22 million and $23 million as of December 31, 2022 and 2021, respectively.
TDS is not required to set aside current funds for its future retiree health insurance benefits. The decision to contribute to the plan assets is based upon several factors, including the funded status of the plan, market conditions, alternative investment opportunities, tax benefits and other circumstances. In accordance with applicable income tax regulations, annual contributions to fund the costs of future retiree medical benefits may not exceed certain thresholds. TDS has not determined whether it will make a contribution to the plan in 2023.
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

Index to Financial Statements and Supplementary Data
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
TDS had no significant accruals with respect to legal proceedings and unasserted claims as of December 31, 2022 and 2021. TDS is unable to estimate any contingent loss in excess of the amounts accrued.
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
Note 15 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. TDS reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2022.
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

Index to Financial Statements and Supplementary Data
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

December 31,	2022	2021
(Dollars in millions)
Assets
Cash and cash equivalents	$29	$22
Accounts receivable	700	692
Inventory, net	4	2
Other current assets	36	44
Licenses	638	637
Property, plant and equipment, net	115	108
Operating lease right-of-use assets	41	42
Other assets and deferred charges	478	382
Total assets	$2,041	$1,929

Liabilities
Current liabilities	$92	$28
Long-term operating lease liabilities	36	37
Other deferred liabilities and credits	28	23
Total liabilities[1]	$156	$88
1Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 12 — Debt for additional information.
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them under the variable interest model.
TDS’ total investment in these unconsolidated entities was $4 million at both December 31, 2022 and 2021, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $282 million, $36 million and $111 million during 2022, 2021 and 2020, respectively; of which $249 million in 2022 and $83 million in 2020 are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
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

Index to Financial Statements and Supplementary Data
Note 16 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Net income attributable to TDS shareholders	$62	$156	$226
Transfers (to) from noncontrolling interests
Change in TDS’ Capital in excess of par value from UScellular's issuance of UScellular shares	(19)	(49)	(38)
Change in TDS’ Capital in excess of par value from UScellular’s repurchases of UScellular shares	35	17	14
Purchase of ownership in subsidiaries from noncontrolling interests	—	—	(9)
Net transfers (to) from noncontrolling interests	16	(32)	(33)
Net income attributable to TDS shareholders after transfers (to) from noncontrolling interests	$78	$124	$193
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
The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships on December 31, 2022, net of estimated liquidation costs, is $20 million. This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships at December 31, 2022, was $6 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.
Note 17 Shareholders’ Equity
Common Stock
Series A Common Shares are convertible on a share-for-share basis into Common Shares. In matters other than the election of directors, each Series A Common Share is entitled to ten votes per share, compared to one vote for each Common Share. The Series A Common Shares are entitled to elect eight directors, and the Common Shares elect four. TDS has reserved 7,411,000 Common Shares at December 31, 2022, for possible issuance upon conversion of Series A Common Shares.
On August 2, 2013, the Board of Directors of TDS authorized a $250 million stock repurchase program for the purchase of TDS Common Shares from time to time pursuant to open market purchases, block transactions, private purchases or otherwise, depending on market conditions. This authorization does not have an expiration date. As of December 31, 2022, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $138 million.
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. As of December 31, 2022, the total cumulative amount of Common Shares authorized to be purchased is 1,927,000. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date.

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
Dividends on the Preferred Shares, when declared, are payable quarterly at a rate equal to 6.625% per year for the Series UU Preferred Shares and 6.000% for the Series VV Preferred Shares. As of December 31, 2022, there were no dividends in arrears. The Preferred Shares rank senior to TDS’ Common Shares and junior to all of TDS’ existing and future indebtedness outstanding under TDS’ credit facilities and unsecured senior notes. The Series VV Preferred Shares rank on parity with the Series UU Preferred Shares. Upon voluntary or involuntary liquidation, holders of Preferred Shares are entitled to a liquidating distribution of $25,000 per Preferred Share after satisfaction of liabilities and obligations to creditors. The Preferred Shares have voting rights only if certain limited conditions are met.
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
Tax-Deferred Savings Plan
At December 31, 2022, TDS has reserved 988,000 Common Shares for issuance under the TDS Tax-Deferred Savings Plan, a qualified profit‑sharing plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. Participating employees have the option of investing their contributions and TDS’ contributions in a TDS Common Share fund, a UScellular Common Share fund or certain unaffiliated funds.

Index to Financial Statements and Supplementary Data
Note 18 Stock-Based Compensation
TDS Consolidated
The following table summarizes stock-based compensation expense recognized during 2022, 2021 and 2020:

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Stock option awards	$1	$2	$3
Restricted stock unit awards	28	29	30
Performance share unit awards	11	16	17
Deferred compensation bonus and matching stock unit awards	—	—	1
Awards under Non-Employee Director compensation plan	2	2	2
Total stock-based compensation, before income taxes	42	49	53
Income tax benefit	(11)	(12)	(13)
Total stock-based compensation expense, net of income taxes	$31	$37	$40
At December 31, 2022, unrecognized compensation cost for all stock‑based compensation awards was $54 million and is expected to be recognized over a weighted average period of 1.9 years.
The following table provides a summary of the classification of stock-based compensation expense included in the Consolidated Statement of Operations for the years ended:

December 31,	2022	2021	2020
(Dollars in millions)
Selling, general and administrative expense	$36	$44	$48
Cost of services expense	6	5	5
Total stock-based compensation expense	$42	$49	$53
TDS’ tax benefits realized from the exercise of stock options and the vesting of other awards totaled $7 million in 2022.
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
TDS had reserved 20,700,000 Common Shares at December 31, 2022, for equity awards granted and to be granted under the TDS Long-Term Incentive Plans in effect. At December 31, 2022, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
TDS has also established a Non-Employee Directors’ compensation plan under which it has reserved 81,000 TDS Common Shares at December 31, 2022, for issuance as compensation to members of the Board of Directors who are not employees of TDS.
TDS uses treasury stock to satisfy requirements for shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plans – Restricted Stock Units
TDS grants restricted stock unit awards to key employees. Each outstanding restricted stock unit is convertible into one Common Share Award. The restricted stock unit awards currently outstanding were granted in 2020, 2021 and 2022 and will vest in 2023, 2024 and 2025, respectively.
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

Index to Financial Statements and Supplementary Data
A summary of TDS nonvested restricted stock units and changes during 2022 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	1,592,000	$22.25
Granted	784,000	$15.34
Vested	(411,000)	$27.91
Forfeited	(141,000)	$20.23
Nonvested at December 31, 2022	1,824,000	$18.16
The total fair values as of the respective vesting dates of restricted stock units vested during 2022, 2021 and 2020 were $7 million, $11 million and $7 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2022, 2021 and 2020 was $15.34, $23.34 and $17.19, respectively.
Long-Term Incentive Plans – Performance Share Units
Beginning in 2016, TDS granted performance share units to certain TDS executive officers, and beginning in 2019, to certain key TDS Corporate and TDS Telecom employees. Each recipient may be entitled to shares of TDS common stock equal to 0% to 200% of a communicated target award depending on the achievement of predetermined performance-based and market-based operating targets over three years. Performance-based operating targets for the TDS awards include Total Revenue and Return on Capital. Market-based operating targets are measured against TDS’ total shareholder return relative to a defined peer group. Performance-based operating targets for the TDS Telecom employees' awards include Total Revenue, Return on Capital and Adjusted EBITDA. Performance shares accumulate dividend equivalents, which are forfeitable if the performance metrics are not achieved. If the predetermined performance-based and market-based operating targets are met, the units granted in 2020, 2021 and 2022 will vest in 2023, 2024 and 2025, respectively.
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
TDS estimates the market-based operating target’s fair value using an internally developed valuation model. This estimated fair value approximated TDS’ closing stock price at the date of grant for market-based share units granted in 2022, 2021 and 2020. This market-based operating target value determined at the date of grant is expensed on a straight-line basis over the requisite service period and the stock compensation expense is not adjusted during the performance period for the subsequent changes in the value of the market-based unit awards and will not be reversed even if the market-based operating target is not achieved.
A summary of TDS nonvested performance share units and changes during 2022 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	1,085,000	$23.46
Granted	522,000	$17.42
Vested	(227,000)	$30.72
Change in units based on approved performance factors	63,000	$30.72
Forfeited	(156,000)	$25.79
Accumulated dividend equivalents	62,000	$20.00
Nonvested at December 31, 2022	1,349,000	$19.81
The total fair value of performance share units that vested during 2022, 2021 and 2020 was $5 million, $3 million and $2 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2022, 2021 and 2020 was $17.42, $25.36 and $19.15, respectively.

Index to Financial Statements and Supplementary Data
Long-Term Incentive Plan – Stock Options
TDS' last stock option grant occurred in 2021.
Stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to three years from the date of grant. Stock options outstanding at December 31, 2022, expire between 2023 and 2031. However, vested stock options typically expire 30 days after the effective date of an employee’s termination of employment for reasons other than retirement. Employees who leave at the age of retirement have 90 days (or one year if they satisfy certain requirements) within which to exercise their vested stock options. The exercise price of options equals the market value of TDS common stock on the date of grant.
TDS estimated the fair value of stock options granted in 2021 and 2020 using the Black-Scholes valuation model and the assumptions shown in the table below:

	2021	2020
Expected life	6.3 years	6.2 years
Expected annual volatility rate	36.6%	35.0%
Dividend yield	2.8%	3.6%
Risk-free interest rate	1.1%	0.5%
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
A summary of TDS stock options (total and portion exercisable) and changes during 2022 is presented in the tables and narrative below.

Common Share Options	Number of Options	Weighted Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2021	4,088,000	$25.50
Exercised	(1,000)	$19.15
Forfeited	(86,000)	$22.42
Expired	(903,000)	$22.82
Outstanding at December 31, 2022	3,098,000	$26.37	$—	4.2
(2,539,000 exercisable)		$27.34	$—	3.3
The weighted average grant date fair value per share of the TDS stock options granted in 2021 and 2020 was $6.86 and $4.24, respectively. TDS did not grant options in 2022. The aggregate intrinsic value of TDS stock options exercised in 2022 and 2021 was less than $1 million. There were no TDS stock options exercised in 2020. The aggregate intrinsic value at December 31, 2022, presented in the table above represents the total pre-tax intrinsic value (the difference between TDS’ closing stock prices and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all options been exercised on December 31, 2022.
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
Compensation of Non-Employee Directors
TDS issued 51,000, 50,000 and 43,000 Common Shares under its Non-Employee Director plan in 2022, 2021 and 2020, respectively.

Index to Financial Statements and Supplementary Data
Dividend Reinvestment Plans
TDS had reserved 2,234,000 Common Shares at December 31, 2022, for issuance under Automatic Dividend Reinvestment and Stock Purchase Plans and 198,000 Series A Common Shares for issuance under the Series A Common Share Automatic Dividend Reinvestment Plan. These plans enabled holders of TDS’ Common Shares to reinvest cash dividends in Common Shares and holders of Series A Common Shares to reinvest cash dividends in Series A Common Shares. The purchase price of the shares is 95% of the market value, based on the average of the daily high and low sales prices for TDS’ Common Shares on the New York Stock Exchange for the ten trading days preceding the date on which the purchase is made. These plans are considered non-compensatory plans; therefore, no compensation expense is recognized for stock issued under these plans.
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
Under the UScellular Long-Term Incentive Plans, UScellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At December 31, 2022, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
Under the Non-Employee Director compensation plan, UScellular may grant Common Shares to members of the Board of Directors who are not employees of UScellular or TDS.
At December 31, 2022, UScellular had reserved 18,037,000 Common Shares for equity awards granted and to be granted under the Long-Term Incentive Plans and 62,000 Common Shares for issuance under the Non-Employee Director compensation plan.
UScellular uses treasury stock to satisfy requirements for Common Shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plans – Restricted Stock Units
Restricted stock unit awards granted to key employees generally vest after three years. The restricted stock unit awards currently outstanding were granted in 2020, 2021 and 2022 and will vest in 2023, 2024 and 2025, respectively.
UScellular estimates the fair value of restricted stock units based on the closing market price of UScellular shares on the date of grant. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
A summary of UScellular nonvested restricted stock units and changes during 2022 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	1,601,000	$35.57
Granted	881,000	$30.35
Vested	(321,000)	$45.70
Forfeited	(161,000)	$33.10
Nonvested at December 31, 2022	2,000,000	$31.84
The total fair value of restricted stock units that vested during 2022, 2021 and 2020 was $9 million, $22 million and $20 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2022, 2021 and 2020 was $30.35, $36.68 and $29.18, respectively.
Long-Term Incentive Plans – Performance Share Units
Beginning in 2017, UScellular granted performance share units to key employees. The performance share units generally vest after three years. Beginning with the 2021 grants, each recipient may be entitled to shares of UScellular common stock equal to 0% to 200% of a communicated target award depending on the achievement of a predetermined performance based operating target over the performance period, which is generally a three-year period beginning on January 1 in the year of grant to December 31 of the third year. The performance-based operating target for the 2021 and 2022 grants is Return on Capital.

Index to Financial Statements and Supplementary Data
Prior to the 2021 grants, each recipient was entitled to shares of UScellular common stock equal to 50% to 200% of a communicated target award depending on the achievement of predetermined performance-based operating targets over the performance period, which was generally a one-year period beginning on January 1 in the year of grant to December 31 in the year of grant. The remaining time through the end of the vesting period is considered the “time-based period”. Performance-based operating targets for grants made in 2020 included Consolidated Total Service Revenues, Consolidated Operating Cash Flow, Consolidated Capital Expenditures and Postpaid Handset Voluntary Defections; and for grants made prior to 2020 included Simple Free Cash Flow, Consolidated Total Operating Revenues and Postpaid Handset Voluntary Defections. Grants made prior to 2021 are subject to vesting during the time-based period and their performance share unit award agreements provide that in no event shall the awards be less than 50% of the target opportunity as of their grant dates. The performance share units currently outstanding were granted in 2020, 2021 and 2022 and will vest in 2023, 2024 and 2025, respectively.
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
A summary of UScellular’s nonvested performance share units and changes during 2022 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	1,049,000	$35.17
Granted	487,000	$31.35
Vested	(183,000)	$44.44
Forfeited	(105,000)	$32.99
Nonvested at December 31, 2022	1,248,000	$32.51
The total fair value of performance share units that vested during 2022, 2021 and 2020 was $6 million, $22 million and $11 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2022, 2021 and 2020 was $31.35, $37.67 and $29.71, respectively.
Long-Term Incentive Plans – Stock Options
UScellular's last stock option grant occurred in 2016.
Stock options outstanding, and the related weighted average exercise price, at December 31, 2022 and 2021 were 348,000 units at $42.41 and 378,000 units at $42.18, respectively. All stock options are exercisable and expire between 2023 and 2026.
The aggregate intrinsic value of UScellular stock options exercised in 2021 was less than $1 million. No stock options were exercised in 2022 or 2020.

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
Compensation of Non-Employee Directors
UScellular issued 22,000, 20,000 and 19,000 Common Shares in 2022, 2021 and 2020, respectively, under its Non-Employee Director compensation plan.

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
Financial data for TDS’ reportable segments for 2022, 2021 and 2020, is as follows. See Note 1 — Summary of Significant Accounting Policies for additional information.

Year ended or as of December 31, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$3,125	$1,019	$96	$4,240
Equipment and product sales	1,044	1	128	1,173
Total operating revenues	4,169	1,020	224	5,413
Cost of services (excluding Depreciation, amortization and accretion reported below)	755	418	72	1,245
Cost of equipment and products	1,216	1	103	1,320
Selling, general and administrative	1,408	313	47	1,768
Depreciation, amortization and accretion	700	215	14	929
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	19	7	1	27
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	69	66	(13)	122
Equity in earnings of unconsolidated entities	158	—	1	159
Interest and dividend income	8	2	7	17
Interest expense	(163)	7	(18)	(174)
Other, net	—	1	—	1
Income (loss) before income taxes	72	76	(23)	125
Income tax expense (benefit)	37	23	(7)	53
Net income (loss)	35	53	(16)	72
Add back:
Depreciation, amortization and accretion	700	215	14	929
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	19	7	1	27
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	163	(7)	18	174
Income tax expense (benefit)	37	23	(7)	53
Adjusted EBITDA[1]	$956	$291	$10	$1,257

Investments in unconsolidated entities	$452	$4	$39	$495
Total assets	$11,119	$3,056	$375	$14,550
Capital expenditures	$717	$556	$12	$1,285

Index to Financial Statements and Supplementary Data

Year Ended or as of December 31, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$3,115	$1,005	$96	$4,216
Equipment and product sales	1,007	1	105	1,113
Total operating revenues	4,122	1,006	201	5,329
Cost of services (excluding Depreciation, amortization and accretion reported below)	790	404	73	1,267
Cost of equipment and products	1,118	1	86	1,205
Selling, general and administrative	1,345	291	41	1,677
Depreciation, amortization and accretion	678	198	19	895
(Gain) loss on asset disposals, net	23	2	1	26
(Gain) loss on sale of business and other exit costs, net	(2)	—	—	(2)
Operating income (loss)	170	110	(19)	261
Equity in earnings of unconsolidated entities	179	—	3	182
Interest and dividend income	6	1	4	11
Interest expense	(175)	5	(62)	(232)
Other, net	—	(1)	—	(1)
Income (loss) before income taxes	180	114	(73)	221
Income tax expense (benefit)	20	24	(11)	33
Net income (loss)	160	90	(62)	188
Add back:
Depreciation, amortization and accretion	678	198	19	895
(Gain) loss on asset disposals, net	23	2	1	26
(Gain) loss on sale of business and other exit costs, net	(2)	—	—	(2)
Interest expense	175	(5)	62	232
Income tax expense (benefit)	20	24	(11)	33
Adjusted EBITDA[1]	$1,054	$310	$8	$1,372

Investments in unconsolidated entities	$439	$4	$36	$479
Total assets	$10,341	$2,645	$507	$13,493
Capital expenditures	$780	$411	$10	$1,201

Index to Financial Statements and Supplementary Data

Year Ended or as of December 31, 2020	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$3,067	$975	$94	$4,136
Equipment and product sales	970	1	118	1,089
Total operating revenues	4,037	976	212	5,225
Cost of services (excluding Depreciation, amortization and accretion reported below)	782	392	70	1,244
Cost of equipment and products	1,011	1	98	1,110
Selling, general and administrative	1,368	270	43	1,681
Depreciation, amortization and accretion	683	203	23	909
(Gain) loss on asset disposals, net	25	1	1	27
(Gain) loss on license sales and exchanges, net	(5)	—	—	(5)
Operating income (loss)	173	110	(24)	259
Equity in earnings of unconsolidated entities	179	—	2	181
Interest and dividend income	8	5	2	15
Gain (loss) on investments	2	—	—	2
Interest expense	(112)	4	(60)	(168)
Other, net	—	(1)	—	(1)
Income (loss) before income taxes	250	117	(79)	288
Income tax expense (benefit)	17	18	(16)	19
Net income (loss)	233	100	(64)	269
Add back:
Depreciation, amortization and accretion	683	203	23	909
(Gain) loss on asset disposals, net	25	1	1	27
(Gain) loss on license sales and exchanges, net	(5)	—	—	(5)
Gain (loss) on investments	(2)	—	—	(2)
Interest expense	112	(4)	60	168
Income tax expense (benefit)	17	18	(16)	19
Adjusted EBITDA[1]	$1,063	$317	$5	$1,385

Investments in unconsolidated entities	$435	$4	$38	$477
Total assets	$9,681	$2,359	$484	$12,525
Capital expenditures	$940	$368	$9	$1,317
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
Note 20 Supplemental Cash Flow Disclosures
Following are supplemental cash flow disclosures regarding interest paid and income taxes paid.

Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Interest paid	$164	$177	$160
Income taxes paid, net of (refunds received)	(119)	6	(23)

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

TDS:
Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Common Shares withheld	225,000	223,000	153,000

Aggregate value of Common Shares withheld	$4	$5	$3

Cash disbursements for payment of taxes	$(4)	$(5)	$(3)

UScellular:
Year Ended December 31,	2022	2021	2020
(Dollars in millions)
Common Shares withheld	154,000	438,000	376,000

Aggregate value of Common Shares withheld	$5	$16	$11

Cash disbursements for payment of taxes	$(5)	$(16)	$(11)
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $130 million, $22 million and $19 million for the years ended 2022, 2021 and 2020, respectively. At December 31, 2022, liabilities of $65 million and $76 million related to software license agreements were recorded to Other current liabilities and Other deferred liabilities and credits, respectively, and at December 31, 2021, liabilities of $18 million and $13 million related to software license agreements were recorded to Other current liabilities and Other deferred liabilities and credits, respectively.
Note 21 Certain Relationships and Related Transactions
Sidley Austin LLP is the principal law firm of TDS and its subsidiaries: Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the non-executive Chair of the Board and member of the Board of Directors of TDS and a director of UScellular, a subsidiary of TDS is Senior Counsel at Sidley Austin LLP; and John P. Kelsh, the General Counsel and/or an Assistant Secretary of TDS and UScellular and certain other subsidiaries of TDS is a partner at Sidley Austin LLP. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries. TDS, UScellular and their subsidiaries incurred legal costs from Sidley Austin LLP of $8 million, $10 million and $11 million in 2022, 2021 and 2020, respectively.
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

Index to Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Telephone and Data Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Telephone and Data Systems, Inc. and its subsidiaries (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Index to Financial Statements and Supplementary Data
Revenue Recognition - Retail Service and Equipment and Product Sales Revenue for the UScellular segment
As described in Note 2 to the consolidated financial statements, the Company generates revenues from retail services through the sale of wireless services including voice, messaging, and data services, as well as revenues from equipment and product sales through the sale of wireless devices and accessories. The Company recognizes wireless service revenue as the wireless service is provided to the customer. Wireless services are generally billed and paid in advance on a monthly basis. The Company offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones, and routers for use by its customers. The Company also sells wireless devices to agents and other third-party distributors for resale. The Company also offers customers the option to purchase certain devices and accessories under installment contracts over a specified time period. The Company recognizes revenue in equipment and product sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery. The UScellular segment’s retail service and equipment and product sales revenue was $2,793 million and $1,044 million, respectively, for the year ended December 31, 2022.
The principal consideration for our determination that performing procedures relating to revenue recognition - retail service and equipment and product sales revenue for the UScellular segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the retail service and equipment and product sales revenue recognition processes. These procedures also included, among others, (i) testing whether the criteria for recognition of retail service and equipment and product sales revenue had been met by obtaining and inspecting invoices, shipping documents, where applicable, and cash receipts from customers for a sample of revenue transactions, (ii) testing discounts and rebates for a sample of transactions, (iii) evaluating the allocation of the transaction price to the performance obligations, where applicable, (iv) recalculating the appropriateness of the retail service and equipment and product sales revenue recognized based on the terms of each arrangement for a sample of transactions, and (v) confirming a sample of outstanding customer invoice balances as of December 31, 2022, and obtaining and inspecting source documents such as invoices, sales contracts, shipping documents, and subsequent cash receipts, for confirmations not returned.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 16, 2023

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
As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that TDS’ disclosure controls and procedures were effective as of December 31, 2022, at the reasonable assurance level.
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
Under the supervision and with the participation of TDS’ management, including its principal executive officer and principal financial officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that TDS maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of TDS’ internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in TDS’ internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated by reference from Proxy Statement sections entitled “Election of Directors,” “Corporate Governance,” “Executive Officers" and "Delinquent Section 16(a) Reports."
Item 11. Executive Compensation
Information required by this Item 11 is incorporated by reference from Proxy Statement section entitled “Executive and Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 is incorporated by reference from Proxy Statement sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated by reference from Proxy Statement sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions.”
Item 14. Principal Accountant Fees and Services
Information required by this Item 14 is incorporated by reference from Proxy Statement section entitled “Fees Paid to Principal Accountants.”

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description of Documents

3.1	TDS’ Restated Certificate of Incorporation, dated January 24, 2012, is hereby incorporated by reference to Exhibit 1 to TDS’ Registration Statement on Form 8-A/A dated January 24, 2012.

3.2	TDS Amended and Restated Bylaws are hereby incorporated by reference to Exhibit 3.1 to TDS’ Current Report on Form 8-K dated October 14, 2022.

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

4.1	TDS’ Restated Certificate of Incorporation is hereby incorporated as Exhibit 3.1.

4.2	TDS Amended and Restated Bylaws are hereby incorporated as Exhibit 3.2.

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

4.8(d)
Omnibus Amendment No. 2 to Amended and Restated Series 2017-VPN Indenture Supplement, Amended and Restated Note Purchase Agreement and Transfer and Servicing Agreement and Supplemental Indenture No. 4 to Master Indenture by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, USCC Receivables Funding LLC, as Transferor, UScellular, as Performance Guarantor, Royal Bank of Canada, as Administrative Agent and U.S. Bank National Association, as Indenture Trustee, dated March 10, 2022, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

4.8(e)
Omnibus Amendment No. 3 to Transfer and Servicing Agreement and Supplemental Indenture No. 5 to Master Indenture by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, USCC Receivables Funding LLC, as Transferor, Royal Bank of Canada, as Administrative Agent, and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated February 6, 2023 is hereby incorporated by reference to Exhibit 4.6(e) to UScellular's Annual Report on Form 10-K for the period ended December 31, 2022.

4.9
Amended and Restated Credit Agreement, among TDS, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of July 30, 2021, is hereby incorporated by reference to Exhibit 4.5 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2021.

4.10
First Amended and Restated Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated July 20, 2021.

4.11(a)
Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of July 30, 2021, is hereby incorporated by reference to Exhibit 4.4 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

4.11(b)
First Amendment to Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, is hereby incorporated by reference to Exhibit 4.8(b) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2021.

4.12(a)
First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated July 20, 2021.

4.12(b)
First Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, is hereby incorporated by reference to Exhibit 4.9(b) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2021.

4.13
Certificate of Designations of Telephone and Data Systems, Inc., including Form of Stock Certificate evidencing the 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock, filed on March 1, 2021 with the Secretary of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the Series UU Preferred Stock is hereby incorporated as Exhibit 3.3.

4.14(a)
Deposit Agreement, including Form of Depositary Receipt, dated as of March 2, 2021, among Telephone and Data Systems, Inc., and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts issued thereunder is hereby incorporated by reference to Exhibit 4.2 to TDS' Current Report on Form 8-K dated March 1, 2021.

4.14(b)
Amendment No. 1 to the Deposit Agreement, dated as of March 8, 2021, among Telephone and Data Systems, Inc., and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts issued thereunder is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated March 8, 2021.

4.15
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

4.16
Deposit Agreement, including Form of Depositary Receipt, dated as of August 16, 2021, among Telephone and Data Systems, Inc., and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts issued thereunder is hereby incorporated by reference to Exhibit 4.2 to TDS' Current Report on Form 8-K dated August 13, 2021.

4.17
Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated December 9, 2021.

4.18
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

4.19
Credit Agreement, between TDS as Borrower and Export Development Canada as Lender, dated as of November 9, 2022, including the form of subsidiary Guaranty, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated November 9, 2022.

4.20	Description of TDS' Securities is hereby incorporated by reference to Exhibit 4.20 to TDS' Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.9*	TDS Incentive Plan is hereby incorporated by reference to Exhibit A to TDS’ Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2017.

10.10*
Amended and Restated Guidelines for the determination of Annual Bonus for President and Chief Executive Officer of TDS are hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated November 18, 2009.

10.11*
Pre 2005 Form of Deferred Compensation Agreement used by TDS Telecommunications LLC is hereby incorporated by reference to Exhibit 10.28 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.12(a)*
Post 2004 TDS Telecommunications LLC Executive Deferred Compensation Program, as amended and restated effective January 1, 2008, is hereby incorporated by reference to Exhibit 10.29 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.12(b)*
First Amendment to TDS Telecommunications LLC Executive Deferred Compensation Program dated October 8, 2008, is hereby incorporated by reference to Exhibit 10.30 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.13*
Current Initial Election Form and Post 2004 Payment Election Form for TDS Telecommunications LLC Executive Deferred Compensation Program is hereby incorporated by reference to Exhibit 10.31 to TDS’ Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.14*
Current Annual Election Form for TDS Telecommunications LLC Executive Deferred Compensation Program is hereby incorporated by reference to Exhibit 10.32 to TDS' Annual Report on Form 10-K for the annual period ended December 31, 2009.

10.15**
2019 Master Service Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited, is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.16**
Amended and Restated Software License and Maintenance Agreement effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.9 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.17**
2019 Master Statement of Work for Managed Services effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited, is hereby incorporated by reference to Exhibit 10.7 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.18**
2019 Managed Services Statement of Work No. 1 effective October 1, 2019 between USCC Services, LLC and Amdocs Tethys Limited is hereby incorporated by reference to Exhibit 10.8 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2019.

10.19
Performance Guaranty and Parent Undertaking Agreement by UScellular in favor of the Guaranteed Parties defined therein, dated December 20, 2017, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Form 8-K dated December 20, 2017.

10.20
Amended and Restated Trust Agreement between USCC Receivables Funding LLC, as transferor, and Wilmington Trust, National Association, as Trustee, is hereby incorporated by reference to Exhibit 10.3 to UScellular’s Form 8-K dated December 20, 2017.

10.21*
TDS 2020 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the TDS definitive proxy statement dated April 8, 2020, which was filed with the SEC on Schedule 14A on April 8, 2020.

10.22*
Letter Agreement between UScellular and Laurent C. Therivel dated June 1, 2020, is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.23(a)
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

10.23(b)
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

10.23(c)
Omnibus Amendment No. 2 to Amended and Restated Series 2017-VPN Indenture Supplement, Amended and Restated Note Purchase Agreement and Transfer and Servicing Agreement and Supplemental Indenture No. 4 to Master Indenture by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, USCC Receivables Funding LLC, as Transferor, UScellular, as Performance Guarantor, Royal Bank of Canada, as Administrative Agent and U.S. Bank National Association, as Indenture Trustee, dated March 10, 2022, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.23(d)
Omnibus Amendment No. 3 to Transfer and Servicing Agreement and Supplemental Indenture No. 5 to Master Indenture by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, USCC Receivables Funding LLC, as Transferor, Royal Bank of Canada, as Administrative Agent, and U.S. Bank Trust Company, National Association, as Indenture Trustee, dated February 6, 2023 is hereby incorporated by reference to Exhibit 4.6(e) to UScellular's Annual Report on Form 10-K for the year ended December 31, 2022.

10.24*
UScellular 2021 Executive Deferred Compensation Interest Account Plan effective January 1, 2021, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2021.

10.25
Master Framework Agreement, effective January 26, 2022, between USCC EIP LLC and MUFG Bank, Ltd., New York Branch is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.26
Master Repurchase Agreement (including Annex I thereto), effective January 26, 2022, between USCC EIP LLC and MUFG Bank, LTD., New York Branch is hereby incorporated by reference to Exhibit 10.2 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.27
Performance Guaranty under the Master Framework Agreement, effective January 26, 2022, by United States Cellular Corporation in favor of MUFG Bank, Ltd., New York Branch is hereby incorporated by reference to Exhibit 10.3 to UScellular's Current Report on Form 8-K dated January 27, 2022.

10.28
First Omnibus Amendment to Transaction Agreements between USCC EIP LLC and MUFG Bank, Ltd., New York Branch, dated January 31, 2023 is hereby incorporated by reference to Exhibit 10.28 to UScellular's Annual Report on Form 10-K for the year ended December 31, 2022.

10.29*	TDS 2022 Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated March 16, 2022.

10.30*
United States Cellular Corporation 2022 Officer Annual Incentive Plan effective January 1, 2022, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated April 13, 2022.

10.31*
Form of TDS Restricted Stock Award Agreement under the 2020 Long-Term Incentive Plan for awards issued in 2020 and thereafter, is hereby incorporated by reference to Exhibit 10.5 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.32*
Form of TDS 2020 Long-Term Incentive Plan 2020 Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.6 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.33*
Form of TDS 2020 Long-Term Incentive Plan 2021 Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.7 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.34*	Form of TDS 2011 Long-Term Incentive Plan Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.8 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.35*	Form of TDS 2020 Long-Term Incentive Plan Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.9 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.36*
Form of UScellular 2013 Long-Term Incentive Plan 2020 Restricted Stock Award Agreement for the President and CEO is hereby incorporated by reference to Exhibit 10.4 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.37*
Form of UScellular 2013 Long-Term Incentive Plan 2021 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.5 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.38*
Form of UScellular 2013 Long-Term Incentive Plan 2021 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.7 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.39*
Form of UScellular 2013 Long-Term Incentive Plan 2020 Accomplishment Award Agreement for the President and CEO is hereby incorporated by reference to Exhibit 10.8 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.40*
Telephone and Data Systems, Inc. 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the TDS definitive proxy statement dated April 6, 2022, which was filed with the SEC on Schedule 14A on April 6, 2022.

10.41*
United States Cellular Corporation 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the UScellular definitive proxy statement dated April 5, 2022, which was filed with the SEC on Schedule 14A on April 5, 2022.

10.42*
Form of UScellular 2013 Long-Term Incentive Plan 2022 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.43*
Form of UScellular 2013 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.3 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.44*
Form of TDS 2020 Long-Term Incentive Plan 2022 Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.5 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.45*
Form of TDS 2020 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.6 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.46*
Form of TDS 2022 Long-Term Incentive Plan 2022 Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.7 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.47*
Form of TDS 2022 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.8 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2022.

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

TELEPHONE AND DATA SYSTEMS, INC.

By:	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Vicki L. Villacrez
Vicki L. Villacrez
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	February 16, 2023

By:	/s/ Anita J. Kroll
Anita J. Kroll
Vice President - Controller and Chief Accounting Officer
(principal accounting officer)

Date:	February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter C. D. Carlson	Director	February 16, 2023
Walter C. D. Carlson

/s/ LeRoy T. Carlson, Jr.	Director	February 16, 2023
LeRoy T. Carlson, Jr.

/s/ James W. Butman	Director	February 16, 2023
James W. Butman

/s/ Prudence E. Carlson	Director	February 16, 2023
Prudence E. Carlson

/s/ Letitia G. Carlson, M.D.	Director	February 16, 2023
Letitia G. Carlson, M.D.

/s/ Clarence A. Davis	Director	February 16, 2023
Clarence A. Davis

/s/ Kimberly D. Dixon	Director	February 16, 2023
Kimberly D. Dixon

/s/ George W. Off	Director	February 16, 2023
George W. Off

/s/ Christopher D. O’Leary	Director	February 16, 2023
Christopher D. O’Leary

/s/ Wade Oosterman	Director	February 16, 2023
Wade Oosterman

/s/ Laurent C. Therivel	Director	February 16, 2023
Laurent C. Therivel

/s/ Dirk S. Woessner	Director	February 16, 2023
Dirk S. Woessner