Form 10-Q
period 2023-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2023-05-04
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2023, is 105,131,100 Common Shares, $.01 par value, and 7,441,500 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2023

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three months ended March 31, 2023, to the three months ended March 31, 2022. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2022. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. Through the end of 2022, UScellular's 5G deployment has predominantly used low-band spectrum, and as of December 31, 2022, UScellular has launched 5G services in portions of substantially all of its markets. During 2023, UScellular is continuing to invest in 5G with a focus on deployment of mid-band spectrum, which will largely overlap portions of areas already covered with low-band 5G service. 5G service deployed over mid-band spectrum will further enhance speed and capacity for UScellular's mobility and fixed wireless services. In addition, a portion of UScellular's mid-band spectrum is not expected to be available for use until late 2023.
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
▪Auction 107 – Auction 107 was an FCC auction of 3.7-3.98 GHz wireless spectrum licenses that started in December 2020 and concluded in February 2021.
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

Results of Operations — TDS Consolidated

	Three Months Ended March 31,
	2023	2022	2023 vs. 2022
(Dollars in millions)
Operating revenues
UScellular	$986	$1,010	(2)%
TDS Telecom	253	251	1%
All other[1]	64	54	20%
Total operating revenues	1,303	1,315	(1)%
Operating expenses
UScellular	960	939	2%
TDS Telecom	245	223	10%
All other[1]	69	58	20%
Total operating expenses	1,274	1,220	4%
Operating income
UScellular	26	71	(63)%
TDS Telecom	8	28	(72)%
All other[1]	(5)	(4)	(18)%
Total operating income	29	95	(70)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	44	45	(3)%
Interest and dividend income	5	2	N/M
Interest expense	(53)	(33)	(65)%
Total investment and other income (expense)	(4)	14	N/M

Income before income taxes	25	109	(78)%
Income tax expense	13	37	(66)%

Net income	12	72	(84)%
Less: Net income attributable to noncontrolling interests, net of tax	4	11	(68)%
Net income attributable to TDS shareholders	8	61	(87)%
TDS Preferred Share dividends	17	17	—
Net income (loss) attributable to TDS common shareholders	$(9)	$44	N/M

Adjusted OIBDA (Non-GAAP)[2]	$272	$325	(16)%
Adjusted EBITDA (Non-GAAP)[2]	$321	$372	(14)%
Capital expenditures[3]	$343	$242	42%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $20 million and $18 million for the three months ended March 31, 2023 and 2022, respectively. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased for the three months ended March 31, 2023 due primarily to interest rate increases on variable rate debt and additional borrowings under the TDS and UScellular term loan agreements, the TDS revolving credit agreement and the TDS export credit agreement. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased for the three months ended March 31, 2023 due primarily to the decrease in Income before income taxes.
In April 2023, TDS received a federal income tax refund of $57 million related to the 2020 net operating loss carryback enabled by the CARES Act.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
UScellular noncontrolling public shareholders’	$2	$9
Noncontrolling shareholders’ or partners’	2	2
Net income attributable to noncontrolling interests, net of tax	$4	$11
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

$400
$300
$200
$100
$0
$72
$372
$12
$321
Q1 2022
Q1 2023
Net income
Adjusted EBITDA*

Three Months Ended
Net income decreased due primarily to higher operating and interest expenses and lower operating revenues, partially offset by lower income tax expense. Adjusted EBITDA decreased due primarily to higher operating expenses and lower operating revenues.

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
▪Employs approximately 4,900 associates
▪4,338 owned towers
▪6,950 cell sites in service

Operational Overview — UScellular

As of March 31,	2023	2022
Retail Connections – End of Period
Postpaid	4,223,000	4,335,000
Prepaid	470,000	495,000
Total	4,693,000	4,830,000

	Q1 2023	Q1 2022	Q1 2023 vs. Q1 2022
Postpaid Activity and Churn
Gross Additions
Handsets	93,000	91,000	2%
Connected Devices	44,000	35,000	26%
Total Gross Additions	137,000	126,000	9%
Net Additions (Losses)
Handsets	(25,000)	(36,000)	31%
Connected Devices	1,000	(8,000)	N/M
Total Net Additions (Losses)	(24,000)	(44,000)	45%
Churn
Handsets	1.06%	1.10%
Connected Devices	2.78%	2.70%
Total Churn	1.27%	1.30%
N/M - Percentage change not meaningful
UScellular had net handset losses during the three months ended March 31, 2023 due to aggressive industry-wide competition.
Total postpaid handset net losses decreased during this period when compared to the same period last year due primarily to lower defections as a result of improvements in voluntary churn.
Total postpaid connected device net additions increased for the three months ended March 31, 2023, when compared to the same period last year due primarily to higher demand for fixed wireless home internet and tablet devices.
Postpaid Revenue

	Three Months Ended March 31,
	2023	2022	2023 vs. 2022
Average Revenue Per User (ARPU)	$50.66	$49.71	2%
Average Revenue Per Account (ARPA)	$130.77	$129.93	1%
Postpaid ARPU and Postpaid ARPA increased for the three months ended March 31, 2023, when compared to the same period last year, due to favorable plan and product offering mix and an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.

Financial Overview — UScellular

	Three Months Ended March 31,
	2023	2022	2023 vs. 2022
(Dollars in millions)
Retail service	$691	$702	(1)%
Inbound roaming	9	21	(58)%
Other	67	64	3%
Service revenues	767	787	(3)%
Equipment sales	219	223	(2)%
Total operating revenues	986	1,010	(2)%

System operations (excluding Depreciation, amortization and accretion reported below)	182	185	(2)%
Cost of equipment sold	253	257	(2)%
Selling, general and administrative	345	325	6%
Depreciation, amortization and accretion	170	171	(1)%
(Gain) loss on asset disposals, net	10	2	N/M
(Gain) loss on sale of business and other exit costs, net	—	(1)	N/M
Total operating expenses	960	939	2%

Operating income	$26	$71	(63)%

Net income	$14	$52	(72)%
Adjusted OIBDA (Non-GAAP)[1]	$206	$243	(15)%
Adjusted EBITDA (Non-GAAP)[1]	$252	$289	(13)%
Capital expenditures[2]	$208	$137	52%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2023 and 2022
(Dollars in millions)

Service revenues consist of:
▪Retail Service - Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Inbound Roaming - Consideration from other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service - Amounts received from the Federal USF, tower rental revenues, miscellaneous other service revenues and Internet of Things (IoT)
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three months ended March 31, 2023, as a result of a decrease in average postpaid connections partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues decreased for the three months ended March 31, 2023, primarily driven by lower data revenues resulting from lower rates, partially offset by higher usage. UScellular expects inbound roaming revenues to continue to decline for the remainder of 2023 relative to prior year levels.
Other service revenues increased for the three months ended March 31, 2023, resulting from increases in tower rental revenues.
Equipment sales revenues decreased for the three months ended March 31, 2023, due primarily to a decrease in the volume of new smartphone sales partially offset by an increase in the average price per smartphone and increased volume of connected device sales.
In recent periods, wireless service providers have been aggressive promotionally in order to attract and retain customers. This has included both traditional carriers and cable companies operating through mobile virtual network operators (MVNOs). UScellular expects promotional aggressiveness by its competitors to continue during 2023. Operating revenues and Operating income may be negatively impacted in future periods by competitive promotional offers to new and existing customers.
Total operating expenses
Total operating expenses for the three months ended March 31, 2023 include $10 million of severance and related expenses associated with a reduction in workforce that will be effective in the second quarter of 2023. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
Systems operations expenses
System operations expenses decreased for the three months ended March 31, 2023, due primarily to decreases in roaming and customer usage expenses, partially offset by an increase in maintenance, utility, and cell site expenses.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended March 31, 2023, due primarily to a decrease in the volume of smartphone sales partially offset by an increase in the average cost per smartphone and increased volume of connected device sales.

Selling, general and administrative expenses
Selling, general and administrative expenses increased for the three months ended March 31, 2023, due primarily to an increase in advertising expenses and costs related to the reduction in workforce.

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom owns, operates and invests in high-quality networks, services and products in a mix of rural and suburban communities throughout the United States. TDS Telecom is a wholly-owned subsidiary of TDS and provides a wide range of broadband, video and voice communications services to residential, commercial and wholesale customers, with the constant focus on delivering superior customer service. TDS Telecom's strategic goal is to be the preferred broadband provider in the markets it serves.

OPERATIONS

TDS Telecom headquarters, Madison, WI
TDS Telecom operations

▪Serves 1.2 million connections in 32 states
▪Employs approximately 3,500 associates

Operational Overview — TDS Telecom
Total Service Address Mix
As of March 31,

TDS Telecom increased its service addresses 8% from a year ago to 1.5 million as of March 31, 2023 through network expansion.

TDS Telecom offers 1Gig+ service to 67% of its total footprint as of March 31, 2023, compared to 62% a year ago.

As of March 31,	2023	2022	2023 vs. 2022
Residential connections
Broadband
Wireline, Incumbent	247,900	250,100	(1)%
Wireline, Expansion	62,800	40,600	55%
Cable	204,700	204,600	—
Total Broadband	515,400	495,200	4%
Video	132,600	140,000	(5)%
Voice	289,200	301,700	(4)%
Total Residential Connections	937,200	936,900	—
Commercial connections	229,800	260,000	(12)%
Total connections	1,167,000	1,196,900	(3)%
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connections declines, partially offset by broadband connection growth.
A majority of TDS Telecom's residential customers take advantage of bundling options as 59% of customers subscribe to more than one service.

Residential Broadband Connections by Speed
As of March 31,
Residential broadband customers continue to choose higher speeds with 72% taking speeds of 100 Mbps or greater and 11% choosing 1Gig+.

Residential Revenue per Connection

Total residential revenue per connection increased 4% for the three months ended March 31, 2023, due to price increases and product mix changes, partially offset by promotional activity.

Financial Overview — TDS Telecom

	Three Months Ended March 31,
	2023	2022	2023 vs. 2022
(Dollars in millions)
Residential
Wireline, Incumbent	$86	$85	1%
Wireline, Expansion	15	10	44%
Cable	68	67	1%
Total residential	169	163	4%
Commercial	41	44	(7)%
Wholesale	43	44	(4)%
Total service revenues	253	251	1%
Equipment revenues	—	—	(24)%
Total operating revenues	253	251	1%

Cost of services (excluding Depreciation, amortization and accretion reported below)	104	96	9%
Cost of equipment and products	—	—	(31)%
Selling, general and administrative	80	72	11%
Depreciation, amortization and accretion	59	54	9%
(Gain) loss on asset disposals, net	1	—	N/M
Total operating expenses	245	223	10%

Operating income	$8	$28	(72)%

Net income	$8	$23	(64)%
Adjusted OIBDA (Non-GAAP)[1]	$68	$83	(18)%
Adjusted EBITDA (Non-GAAP)[1]	$69	$83	(17)%
Capital expenditures[2]	$130	$105	24%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2023 and 2022
(Dollars in millions)
Numbers may not foot due to rounding.

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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three months ended March 31, 2023, due primarily to price increases and growth in broadband connections, partially offset by promotional activity and a decline in video and voice connections.

Commercial revenues decreased for the three months ended March 31, 2023, due primarily to declining connections in CLEC markets.

Cost of services
Cost of services increased for the three months ended March 31, 2023, due primarily to higher employee-related expenses, plant and maintenance costs, and video programming costs.

Selling, general and administrative
Selling, general and administrative expenses increased for the three months ended March 31, 2023, due primarily to increases to support current and future growth, including employee-related expenses and advertising and marketing expenses.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three months ended March 31, 2023, due primarily to increased capital expenditures on new fiber assets and customer-related equipment.

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
TDS incurred negative free cash flow in the three months ended March 31, 2023 and at times in past quarterly periods, and this could continue to occur in the future. However, TDS believes that existing cash and investment balances, funds available under its financing agreements and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its normal day-to-day operating needs and debt service requirements for the next several years. TDS will continue to monitor the rapidly changing business and market conditions and plans to take appropriate actions, as necessary, to meet its liquidity needs.
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

In addition to Cash and cash equivalents, TDS and UScellular had undrawn borrowing capacity from the following debt facilities at March 31, 2023. See the Financing section below for further details.

	TDS	UScellular
(Dollars in millions)
Revolving Credit Agreement	$299	$300
Receivables Securitization Agreement	—	60
Repurchase Agreement	—	200
Total undrawn borrowing capacity	$299	$560
Financing
Revolving Credit Agreements
TDS has a revolving credit agreement with maximum borrowing capacity of $400 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the three months ended March 31, 2023, TDS borrowed $100 million under the agreement. As of March 31, 2023, TDS' outstanding borrowings under the agreement were $101 million, including letters of credit, and the unused borrowing capacity was $299 million.
In April 2023, TDS repaid $50 million under the agreement.
Export Credit Financing Agreement
TDS has a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. During the three months ended March 31, 2023, TDS borrowed $100 million under the agreement. As of March 31, 2023, the outstanding borrowings under the agreement were $150 million, which is the full amount available under the agreement and is due in December 2027.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until March 2024. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in April 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to Secured Overnight Financing Rate (SOFR)) plus 0.90%. During the three months ended March 31, 2023, UScellular borrowed $115 million under the agreement. As of March 31, 2023, the outstanding borrowings under the agreement were $390 million and the unused borrowing capacity was $60 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
In April 2023, UScellular repaid $75 million under the agreement.
Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), has a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. There were no significant changes to other terms of the repurchase agreement. During the three months ended March 31, 2023, the repo subsidiary repaid $60 million under the repurchase agreement. As of March 31, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million.
Financial Covenants
The TDS and UScellular revolving credit agreements, term loan agreements, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants. In March 2023, the agreements were amended and TDS and UScellular are required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe that they were in compliance as of March 31, 2023 with all such financial covenants.
Other Long-Term Financing
TDS and UScellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated securities, preferred shares and depositary shares.
See Note 8 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2023 and 2022, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the three months ended March 31, 2023 and 2022, were $208 million and $137 million, respectively.
Capital expenditures for the full year 2023 are expected to be between $600 million and $700 million. These expenditures are expected to be used principally for the following purposes:
▪Continue 5G deployment;
▪Enhance and maintain UScellular's network capacity and coverage, including providing additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the three months ended March 31, 2023 and 2022, were $130 million and $105 million, respectively.
Capital expenditures for the full year 2023 are expected to be between $500 million and $550 million. These expenditures are expected to be used principally for the following purposes:
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
Common Share Repurchase Programs
During the three months ended March 31, 2023, TDS repurchased 290,900 Common Shares for $3 million at an average cost per share of $10.27. As of March 31, 2023, the maximum dollar value of TDS Common Shares that may yet be repurchased under TDS’ program was $135 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS' cash flow activities for the three months ended March 31, 2023 and 2022.
2023 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $90 million. Net cash provided by operating activities was $46 million due to net income of $12 million adjusted for non-cash items of $240 million, distributions received from unconsolidated entities of $20 million, and changes in working capital items which decreased net cash by $226 million. The working capital changes were primarily driven by timing of vendor payments and payment of associate bonuses, partially offset by a decrease in customer and agent receivables.
Cash flows used for investing activities were $334 million, which included payments for property, plant and equipment of $331 million.
Cash flows provided by financing activities were $198 million, due primarily to $115 million borrowed under the UScellular receivables securitization agreement, $100 million borrowed under the TDS revolving credit agreement, and $100 million borrowed under the TDS export credit agreement. These were partially offset by a $60 million repayment on the UScellular EIP receivables repurchase agreement and the payment of dividends.
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
Cash flows used for investing activities were $848 million, which included payments for wireless spectrum licenses of $561 million and payments for property, plant and equipment of $271 million.
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

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2023 were as follows:
Accounts payable
Accounts payable decreased $162 million due primarily to the timing of vendor invoice payments related to inventory.
Accrued compensation
Accrued compensation decreased $66 million due primarily to associate bonus payments in March 2023.
Other current liabilities
Other current liabilities decreased $61 million due primarily to a repayment on the UScellular EIP receivables repurchase agreement.

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

	Three Months Ended March 31,
TDS - CONSOLIDATED	2023	2022
(Dollars in millions)
Net income (GAAP)	$12	$72
Add back:
Income tax expense	13	37
Interest expense	53	33
Depreciation, amortization and accretion	232	229
EBITDA (Non-GAAP)	310	371
Add back or deduct:
(Gain) loss on asset disposals, net	11	2
(Gain) loss on sale of business and other exit costs, net	—	(1)
Adjusted EBITDA (Non-GAAP)	321	372
Deduct:
Equity in earnings of unconsolidated entities	44	45
Interest and dividend income	5	2
Adjusted OIBDA (Non-GAAP)	272	325
Deduct:
Depreciation, amortization and accretion	232	229
(Gain) loss on asset disposals, net	11	2
(Gain) loss on sale of business and other exit costs, net	—	(1)
Operating income (GAAP)	$29	$95

	Three Months Ended March 31,
UScellular	2023	2022
(Dollars in millions)
Net income (GAAP)	$14	$52
Add back:
Income tax expense	11	32
Interest expense	47	33
Depreciation, amortization and accretion	170	171
EBITDA (Non-GAAP)	242	288
Add back or deduct:
(Gain) loss on asset disposals, net	10	2
(Gain) loss on sale of business and other exit costs, net	—	(1)
Adjusted EBITDA (Non-GAAP)	252	289
Deduct:
Equity in earnings of unconsolidated entities	44	45
Interest and dividend income	2	1
Adjusted OIBDA (Non-GAAP)	206	243
Deduct:
Depreciation, amortization and accretion	170	171
(Gain) loss on asset disposals, net	10	2
(Gain) loss on sale of business and other exit costs, net	—	(1)
Operating income (GAAP)	$26	$71

	Three Months Ended March 31,
TDS TELECOM	2023	2022
(Dollars in millions)
Net income (GAAP)	$8	$23
Add back:
Income tax expense	3	8
Interest expense	(2)	(2)
Depreciation, amortization and accretion	59	54
EBITDA (Non-GAAP)	68	83
Add back or deduct:
(Gain) loss on asset disposals, net	1	—
Adjusted EBITDA (Non-GAAP)	69	83
Deduct:
Interest and dividend income	1	—
Adjusted OIBDA (Non-GAAP)	68	83
Deduct:
Depreciation, amortization and accretion	59	54
(Gain) loss on asset disposals, net	1	—
Operating income (GAAP)	$8	$28
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

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Cash flows from operating activities (GAAP)	$46	$381
Cash paid for additions to property, plant and equipment	(331)	(271)
Cash paid for software license agreements	(8)	(2)
Free cash flow (Non-GAAP)	$(293)	$108

Application of Critical Accounting Policies and Estimates
TDS prepares its consolidated financial statements in accordance with GAAP. TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements and TDS’ Application of Critical Accounting Policies and Estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in TDS’ Form 10-K for the year ended December 31, 2022.
Regulatory Matters
Spectrum Auctions
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $36 million, $8 million and $3 million related to the additional costs in October 2021, September 2022 and March 2023, respectively. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2022 and in this Form 10-Q. Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2022, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business, financial condition or results of operations.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2022, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2022, may not be the only risks that could affect TDS. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Form 10-K for the year ended December 31, 2022.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of March 31, 2023, approximately 50% of TDS' long-term debt was in fixed-rate senior notes and approximately 50% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at March 31, 2023.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2023	$14	6.7%
2024	26	6.6%
2025	26	6.6%
2026	376	6.4%
2027	319	6.4%
Thereafter	2,982	6.4%
Total	$3,743	6.4%
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
2Represents the weighted average stated interest rates at March 31, 2023, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of March 31, 2023.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,043	$1,062
Equipment and product sales	260	253
Total operating revenues	1,303	1,315

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	305	298
Cost of equipment and products	287	282
Selling, general and administrative	439	410
Depreciation, amortization and accretion	232	229
(Gain) loss on asset disposals, net	11	2
(Gain) loss on sale of business and other exit costs, net	—	(1)
Total operating expenses	1,274	1,220

Operating income	29	95

Investment and other income (expense)
Equity in earnings of unconsolidated entities	44	45
Interest and dividend income	5	2
Interest expense	(53)	(33)
Total investment and other income (expense)	(4)	14

Income before income taxes	25	109
Income tax expense	13	37
Net income	12	72
Less: Net income attributable to noncontrolling interests, net of tax	4	11
Net income attributable to TDS shareholders	8	61
TDS Preferred Share dividends	17	17
Net income (loss) attributable to TDS common shareholders	$(9)	$44

Basic weighted average shares outstanding	113	115
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.08)	$0.38

Diluted weighted average shares outstanding	113	116
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.08)	$0.37
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Net income	$12	$72
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost and unrecognized net gain	—	1
Comprehensive income	12	73
Less: Net income attributable to noncontrolling interests, net of tax	4	11
Comprehensive income attributable to TDS shareholders	$8	$62
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Cash flows from operating activities
Net income	$12	$72
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	232	229
Bad debts expense	27	26
Stock-based compensation expense	3	12
Deferred income taxes, net	9	29
Equity in earnings of unconsolidated entities	(44)	(45)
Distributions from unconsolidated entities	20	19
(Gain) loss on asset disposals, net	11	2
(Gain) loss on sale of business and other exit costs, net	—	(1)
Other operating activities	2	—
Changes in assets and liabilities from operations
Accounts receivable	22	14
Equipment installment plans receivable	1	—
Inventory	—	(5)
Accounts payable	(162)	(60)
Customer deposits and deferred revenues	(9)	9
Accrued taxes	1	129
Accrued interest	9	10
Other assets and liabilities	(88)	(59)
Net cash provided by operating activities	46	381

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(331)	(271)
Cash paid for intangible assets	(5)	(568)
Other investing activities	2	(9)
Net cash used in investing activities	(334)	(848)

Cash flows from financing activities
Issuance of long-term debt	316	776
Repayment of long-term debt	(5)	(127)
Issuance of short-term debt	—	60
Repayment of short-term debt	(60)	—
TDS Common Shares reissued for benefit plans, net of tax payments	(2)	(2)
Repurchase of TDS Common Shares	(3)	(4)
Repurchase of UScellular Common Shares	—	(10)
Dividends paid to TDS shareholders	(38)	(38)
Distributions to noncontrolling interests	(1)	(1)
Cash paid for software license agreements	(8)	(2)
Other financing activities	(1)	(3)
Net cash provided by financing activities	198	649

Net increase (decrease) in cash, cash equivalents and restricted cash	(90)	182

Cash, cash equivalents and restricted cash
Beginning of period	399	414
End of period	$309	$596
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2023	December 31, 2022
(Dollars in millions)
Current assets
Cash and cash equivalents	$259	$360
Accounts receivable
Customers and agents, less allowances of $72 and $74, respectively	1,036	1,069
Other, less allowances of $3 and $3, respectively	95	112
Inventory, net	269	268
Prepaid expenses	113	102
Income taxes receivable	60	59
Other current assets	71	58
Total current assets	1,903	2,028

Assets held for sale	18	26

Licenses	4,702	4,699

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $117 and $112, respectively	199	204

Investments in unconsolidated entities	519	495

Property, plant and equipment
In service and under construction	15,183	14,971
Less: Accumulated depreciation and amortization	10,311	10,211
Property, plant and equipment, net	4,872	4,760

Operating lease right-of-use assets	986	995

Other assets and deferred charges	793	796

Total assets[1]	$14,539	$14,550
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2023	December 31, 2022
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$20	$19
Accounts payable	344	506
Customer deposits and deferred revenues	277	285
Accrued interest	21	12
Accrued taxes	45	46
Accrued compensation	78	144
Short-term operating lease liabilities	145	146
Other current liabilities	295	356
Total current liabilities	1,225	1,514

Deferred liabilities and credits
Deferred income tax liability, net	974	969
Long-term operating lease liabilities	900	908
Other deferred liabilities and credits	813	813

Long-term debt, net	4,040	3,731

Commitments and contingencies

Noncontrolling interests with redemption features	12	12

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 113 shares (7 Series A Common and 106 Common Shares) and 112 shares (7 Series A Common and 105 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,552	2,551
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, .0444 shares outstanding (.0168 Series UU and .0276 Series VV)	1,074	1,074
Treasury shares, at cost, 21 Common Shares	(474)	(481)
Accumulated other comprehensive income	5	5
Retained earnings	2,658	2,699
Total TDS shareholders' equity	5,816	5,849

Noncontrolling interests	759	754

Total equity	6,575	6,603

Total liabilities and equity[1]	$14,539	$14,550
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of March 31, 2023 and December 31, 2022, include assets held by consolidated variable interest entities (VIEs) of $1,488 million and $1,236 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of March 31, 2023 and December 31, 2022, include certain liabilities of consolidated VIEs of $25 million and $23 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 9 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2022	$1	$2,551	$1,074	$(481)	$5	$2,699	$5,849	$754	$6,603
Net income attributable to TDS shareholders	—	—	—	—	—	8	8	—	8
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	3	3
TDS Common and Series A Common share dividends ($0.185 per share)	—	—	—	—	—	(21)	(21)	—	(21)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Repurchase of Common Shares	—	—	—	(3)	—	—	(3)	—	(3)
Dividend reinvestment plan	—	—	—	1	—	—	1	—	1
Incentive and compensation plans	—	4	—	9	—	(11)	2	—	2
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(3)	—	—	—	—	(3)	3	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
March 31, 2023	$1	$2,552	$1,074	$(474)	$5	$2,658	$5,816	$759	$6,575

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

Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements
Note 1 Basis of Presentation
The accounting policies of Telephone and Data Systems, Inc. (TDS) conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ 84%-owned subsidiary, United States Cellular Corporation (UScellular) and TDS’ wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that requires consolidation under GAAP. Intercompany accounts and transactions have been eliminated.
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended March 31, 2023, are UScellular and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 11 — Business Segment Information for summary financial information on each business segment.
The unaudited consolidated financial statements included herein have been prepared by TDS pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, TDS believes that the disclosures included herein are adequate to make the information presented not misleading. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2022.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of March 31, 2023 and December 31, 2022 and its results of operations, comprehensive income, cash flows and changes in equity for the three months ended March 31, 2023 and 2022. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2022.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $5 million and $3 million for the three months ended March 31, 2023 and 2022, respectively.
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

	March 31, 2023	December 31, 2022
(Dollars in millions)
Cash and cash equivalents	$259	$360
Restricted cash included in Other current assets	50	39
Cash, cash equivalents and restricted cash in the statement of cash flows	$309	$399

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Three Months Ended March 31, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$691	$—	$—	$691
Inbound roaming	9	—	—	9
Residential	—	169	—	169
Commercial	—	41	—	41
Wholesale	—	42	—	42
Other service	42	—	18	60
Service revenues from contracts with customers	742	252	18	1,012
Equipment and product sales	219	—	41	260
Total revenues from contracts with customers	961	252	59	1,272
Operating lease income	25	1	5	31
Total operating revenues	$986	$253	$64	$1,303

Three Months Ended March 31, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$702	$—	$—	$702
Inbound roaming	21	—	—	21
Residential	—	163	—	163
Commercial	—	44	—	44
Wholesale	—	44	—	44
Other service	42	—	17	59
Service revenues from contracts with customers	765	250	17	1,033
Equipment and product sales	223	—	30	253
Total revenues from contracts with customers	988	251	47	1,286
Operating lease income	22	1	6	29
Total operating revenues	$1,010	$251	$54	$1,315
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

	March 31, 2023	December 31, 2022
(Dollars in millions)
Contract assets	$12	$12
Contract liabilities	$390	$395
Revenue recognized related to contract liabilities existing at January 1, 2023 was $156 million for the three months ended March 31, 2023.
Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2023 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2023	$342
2024	199
Thereafter	145
Total	$686
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

	March 31, 2023	December 31, 2022
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$143	$144
Fulfillment costs
Installation costs	7	8
Total contract cost assets	$150	$152
Amortization of contract cost assets was $28 million and $29 million for the three months ended March 31, 2023, and 2022, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of March 31, 2023 and December 31, 2022, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	March 31, 2023		December 31, 2022
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,062	$1,500	$899
Institutional	2	536	387	536	395
Other	2	2,062	2,062	1,753	1,753
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of term loan credit agreements, receivables securitization agreement, export credit financing agreements and in 2023, revolving credit agreement. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.52% to 8.55% and 3.52% to 8.28% at March 31, 2023 and December 31, 2022, respectively.
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
The following table summarizes equipment installment plan receivables.

	March 31, 2023	December 31, 2022
(Dollars in millions)
Equipment installment plan receivables, gross	$1,184	$1,211
Allowance for credit losses	(94)	(96)
Equipment installment plan receivables, net	$1,090	$1,115

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$623	$646
Other assets and deferred charges (Non-current portion)	467	469
Equipment installment plan receivables, net	$1,090	$1,115
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

	March 31, 2023					December 31, 2022
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$997	$95	$23	$6	$1,121	$1,016	$98	$22	$5	$1,141
Billed — current	38	4	1	—	43	41	5	2	—	48
Billed — past due	11	6	2	1	20	13	6	2	1	22
Total	$1,046	$105	$26	$7	$1,184	$1,070	$109	$26	$6	$1,211
The balance of the equipment installment plan receivables as of March 31, 2023 on a gross basis by year of origination were as follows:

	2020	2021	2022	2023	Total
(Dollars in millions)
Lowest Risk	$16	$229	$639	$162	$1,046
Lower Risk	1	17	65	22	105
Slight Risk	—	2	14	10	26
Higher Risk	—	1	4	2	7
Total	$17	$249	$722	$196	$1,184
The write-offs, net of recoveries for the three months ended March 31, 2023 on a gross basis by year of origination were as follows:

	2021	2022	2023	Total
(Dollars in millions)
Write-offs, net of recoveries	$6	$14	$—	$20

Activity for the three months ended March 31, 2023 and 2022, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2023	March 31, 2022
(Dollars in millions)
Allowance for credit losses, beginning of period	$96	$72
Bad debts expense	18	17
Write-offs, net of recoveries	(20)	(16)
Allowance for credit losses, end of period	$94	$73
Note 5 Earnings Per Share
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
The amounts used in computing basic and diluted earnings per share attributable to TDS common shareholders were as follows:

	Three Months Ended March 31,
	2023	2022
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to TDS common shareholders used in basic earnings (loss) per share	$(9)	$44
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	—	(1)
Net income (loss) attributable to TDS common shareholders used in diluted earnings (loss) per share	$(9)	$43

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	106	108
Series A Common Shares	7	7
Total	113	115

Effects of dilutive securities	—	1
Weighted average number of shares used in diluted earnings (loss) per share	113	116

Basic earnings (loss) per share attributable to TDS common shareholders	$(0.08)	$0.38

Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.08)	$0.37
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 4 million for both the three months ended March 31, 2023, and 2022.

Note 6 Intangible Assets
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $36 million, $8 million and $3 million related to the additional costs in October 2021, September 2022 and March 2023, respectively. At March 31, 2023, the remaining estimated payments of approximately $139 million are included in Other current liabilities, and at December 31, 2022, the remaining estimated payments of approximately $133 million and $8 million are included in Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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

	March 31, 2023	December 31, 2022
(Dollars in millions)
Equity method investments	$491	$468
Measurement alternative method investments	19	18
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$519	$495
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended March 31,
	2023	2022
(Dollars in millions)
Revenues	$1,809	$1,816
Operating expenses	1,366	1,377
Operating income	443	439
Other income (expense), net	(16)	(4)
Net income	$427	$435

Note 8 Debt
Revolving Credit Agreements
TDS has a revolving credit agreement with maximum borrowing capacity of $400 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the three months ended March 31, 2023, TDS borrowed $100 million under its revolving credit agreement. Borrowings under the TDS revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%. As of March 31, 2023, the outstanding borrowings under the agreement were $101 million, including letters of credit, and the unused borrowing capacity under the agreement was $299 million.
In April 2023, TDS repaid $50 million under the agreement.
Export Credit Financing Agreement
TDS has a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. During the three months ended March 31, 2023, TDS borrowed $100 million under its export credit financing agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable in December 2027. As of March 31, 2023, the outstanding borrowings were $150 million, which is the full amount available under the agreement.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until March 2024. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in April 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 0.90%. During the three months ended March 31, 2023, UScellular borrowed $115 million under its receivables securitization agreement. As of March 31, 2023, the outstanding borrowings under the agreement were $390 million and the unused borrowing capacity was $60 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of March 31, 2023, the USCC Master Note Trust held $598 million of assets available to be pledged as collateral for the receivables securitization agreement.
In April 2023, UScellular repaid $75 million under the agreement.
Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), has a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. There were no significant changes to other terms of the repurchase agreement. Outstanding borrowings are included in Other current liabilities in the Consolidated Balance Sheet. During the three months ended March 31, 2023, the repo subsidiary repaid $60 million under the repurchase agreement. As of March 31, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million. As of March 31, 2023, UScellular held $365 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
Financial Covenants
The TDS and UScellular revolving credit agreements, term loan agreements, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants. In March 2023, the agreements were amended and TDS and UScellular are required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of March 31, 2023 with all such financial covenants.
Note 9 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. TDS reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and TDS’ Form 10-K for the year ended December 31, 2022.

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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31, 2023	December 31, 2022
(Dollars in millions)
Assets
Cash and cash equivalents	$25	$29
Accounts receivable	679	700
Inventory, net	5	4
Other current assets	47	36
Licenses	638	638
Property, plant and equipment, net	115	115
Operating lease right-of-use assets	40	41
Other assets and deferred charges	476	478
Total assets	$2,025	$2,041

Liabilities
Current liabilities	$33	$92
Long-term operating lease liabilities	36	36
Other deferred liabilities and credits	28	28
Total liabilities[1]	$97	$156
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
TDS’ total investment in these unconsolidated entities was $5 million and $4 million at March 31, 2023 and December 31, 2022, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $207 million and $21 million, during the three months ended March 31, 2023 and 2022, respectively, of which $193 million in 2023 and $9 million in 2022, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
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
Note 10 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Three Months Ended March 31,	2023	2022
(Dollars in millions)
Net income attributable to TDS shareholders	$8	$61
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(3)	(1)
Change in TDS' Capital in excess of par value from UScellular's repurchases of UScellular shares	—	7
Net transfers (to) from noncontrolling interests	(3)	6
Net income attributable to TDS shareholders after transfers (to) from noncontrolling interests	$5	$67

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
Financial data for TDS’ reportable segments for the three month periods ended, or as of March 31, 2023 and 2022, is as follows. See Note 1 — Basis of Presentation for additional information.

Three Months Ended or as of March 31, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$767	$253	$23	$1,043
Equipment and product sales	219	—	41	260
Total operating revenues	986	253	64	1,303
Cost of services (excluding Depreciation, amortization and accretion reported below)	182	104	19	305
Cost of equipment and products	253	—	34	287
Selling, general and administrative	345	80	14	439
Depreciation, amortization and accretion	170	59	3	232
(Gain) loss on asset disposals, net	10	1	—	11
Operating income (loss)	26	8	(5)	29
Equity in earnings of unconsolidated entities	44	—	—	44
Interest and dividend income	2	1	2	5
Interest expense	(47)	2	(8)	(53)
Income (loss) before income taxes	25	11	(11)	25
Income tax expense (benefit)	11	3	(1)	13
Net income (loss)	14	8	(10)	12
Add back:
Depreciation, amortization and accretion	170	59	3	232
(Gain) loss on asset disposals, net	10	1	—	11
Interest expense	47	(2)	8	53
Income tax expense (benefit)	11	3	(1)	13
Adjusted EBITDA[1]	$252	$69	$—	$321

Investments in unconsolidated entities	$477	$4	$38	$519
Total assets	$10,997	$3,141	$401	$14,539
Capital expenditures	$208	$130	$5	$343

Three Months Ended or as of March 31, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$787	$251	$24	$1,062
Equipment and product sales	223	—	30	253
Total operating revenues	1,010	251	54	1,315
Cost of services (excluding Depreciation, amortization and accretion reported below)	185	96	17	298
Cost of equipment and products	257	—	25	282
Selling, general and administrative	325	72	13	410
Depreciation, amortization and accretion	171	54	4	229
(Gain) loss on asset disposals, net	2	—	—	2
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	71	28	(4)	95
Equity in earnings of unconsolidated entities	45	—	—	45
Interest and dividend income	1	—	1	2
Interest expense	(33)	2	(2)	(33)
Income (loss) before income taxes	84	31	(6)	109
Income tax expense (benefit)	32	8	(3)	37
Net income (loss)	52	23	(3)	72
Add back:
Depreciation, amortization and accretion	171	54	4	229
(Gain) loss on asset disposals, net	2	—	—	2
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	33	(2)	2	33
Income tax expense (benefit)	32	8	(3)	37
Adjusted EBITDA[1]	$289	$83	$—	$372

Investments in unconsolidated entities	$465	$4	$37	$506
Total assets	$10,875	$2,706	$543	$14,124
Capital expenditures	$137	$105	$—	$242
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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified TDS that it was conducting inquiries of UScellular and TDS under the federal False Claims Act relating to UScellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. UScellular is/was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed TDS and UScellular that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs filed amended complaints in both actions in the U.S. District Court for the Western District of Oklahoma and are continuing the action on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. In March 2023, the District Court for the District of Columbia granted UScellular’s motions to dismiss the two actions. The private party plaintiffs have filed notices that they are appealing the district court’s decisions to grant the motions to dismiss. TDS and UScellular believe that UScellular’s arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, TDS cannot predict the outcome of any proceeding.
On May 2, 2023, a putative stockholder class action was filed against TDS and UScellular and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. The Complaint alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the "potential class period") regarding UScellular’s business strategies to address subscriber demand violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified monetary damages. TDS is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition, or cash flows. TDS intends to contest plaintiffs’ claims vigorously on the merits.
Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2022, for additional information. There have been no material changes to such information since December 31, 2022.

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2023.
The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2023	17,000	$10.86	17,000	$137,357,077
February 1 - 28, 2023	18,900	$10.92	18,900	$137,150,741
March 1 - 31, 2023	255,000	$10.18	255,000	$134,554,770
Total for or as of the end of the quarter ended March 31, 2023	290,900	$10.27	290,900	$134,554,770

Exhibits

Exhibit Number	Description of Documents

Exhibit 4.1	First Amendment to First Amended and Restated Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of March 2, 2023.

Exhibit 4.2	First Amendment to Amended and Restated Credit Agreement, among TDS, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 2, 2023.

Exhibit 4.3	First Amendment to Credit Agreement, between TDS as Borrower and Export Development Canada as Lender, dated as of March 2, 2023.

Exhibit 4.4
Second Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Exhibit 4.5
Second Amendment to Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.2 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Exhibit 4.6
First Amendment to Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Exhibit 4.7
First Amendment to Credit Agreement, among UScellular, Citibank, N.A. as administrative agent, Global Coordinator, Mandated Lead Arranger and a Lender, Export Development Canada as Mandated Lead Arranger and a Lender, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.4 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Exhibit 10.1
United States Cellular Corporation 2023 Officer Annual Incentive Plan effective January 1, 2023, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated April 4, 2023.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	30	-	35
		Notes to Consolidated Financial Statements	37	-	47

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4.	Controls and Procedures	49

Part II.	Other Information

	Item 1.	Legal Proceedings	49

	Item1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

	Item 6.	Exhibits	51

Signatures			53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 4, 2023	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	May 4, 2023	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)