Form 10-Q
period 2023-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2023-08-04
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2023, is 105,275,400 Common Shares, $.01 par value, and 7,482,300 Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2023

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and six months ended June 30, 2023, to the three and six months ended June 30, 2022. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2022. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
This report contains statements that are not based on historical facts, which may be identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects,” “will” and similar expressions. These statements constitute and represent “forward looking statements” as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward looking statements. See the disclosure under the heading Private Securities Litigation Reform Act of 1995 Safe Harbor Cautionary Statement elsewhere in this report for additional information.
The accounting policies of TDS conform to accounting principles generally accepted in the United States of America (GAAP). However, TDS uses certain “non-GAAP financial measures” in the MD&A. A discussion of the reasons TDS determines these metrics to be useful and reconciliations of these measures to their most directly comparable measures determined in accordance with GAAP are included in the disclosure under the heading Supplemental Information Relating to Non-GAAP Financial Measures within the MD&A of this report.
General
TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide. TDS provides wireless services through its 83%-owned subsidiary, United States Cellular Corporation (UScellular). TDS also provides broadband, video and voice services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS operates entirely in the United States. UScellular and TDS Telecom are reporting segments of TDS. See Note 12 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.

TDS Mission and Strategy
TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its people, and its communities. In pursuing this mission, TDS seeks to grow its businesses, create opportunities for its associates, support the communities it serves, and build value over the long term for its shareholders. Across all of its businesses, TDS is focused on providing exceptional customer experiences through best-in-class services and products and superior customer service. Since its founding, TDS has been committed to bringing high-quality communications services to rural and underserved communities. TDS continues to make progress on developing and enhancing its Environmental, Social and Governance (ESG) program, including the publication of the most recent TDS ESG Report in July 2023, which is available on the TDS website.
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
▪UScellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its long-term return on capital. As part of this strategy, UScellular may seek attractive opportunities to acquire wireless spectrum, including pursuant to Federal Communications Commission (FCC) auctions.
▪TDS Telecom strives to be the preferred broadband provider in its markets with the ability to provide value-added bundling with video and voice service options. TDS Telecom focuses on driving growth by investing in fiber deployment primarily in its expansion markets and also in its incumbent markets that have historically utilized copper and coaxial cable technologies.
▪TDS Telecom seeks to grow its operations by creating clusters of markets in attractive, growing locations and may seek to acquire and/or divest of assets to support its strategy.
Recent Development
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular.

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
▪Enhanced Alternative Connect America Cost Model (EA-CAM) – a USF support mechanism for certain carriers, which provides revenue support through 2038. This support comes with an obligation to provide 100/20 Mbps service to a certain number of locations.
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

Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the three and six months ended June 30, 2023, to the three and six months ended June 30, 2022

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
(Dollars in millions)
Operating revenues
UScellular	$957	$1,027	(7)%	$1,942	$2,037	(5)%
TDS Telecom	257	256	1%	510	507	1%
All other[1]	53	66	(19)%	118	120	(2)%
Total operating revenues	1,267	1,349	(6)%	2,570	2,664	(4)%
Operating expenses
UScellular	923	987	(7)%	1,881	1,926	(2)%
TDS Telecom	251	233	8%	496	456	9%
All other[1]	60	66	(7)%	131	124	6%
Total operating expenses	1,234	1,286	(4)%	2,508	2,506	—
Operating income
UScellular	34	40	(13)%	61	111	(45)%
TDS Telecom	7	23	(71)%	15	51	(72)%
All other[1]	(8)	—	N/M	(14)	(4)	N/M
Total operating income	33	63	(47)%	62	158	(61)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	38	1%	82	83	(1)%
Interest and dividend income	6	5	10%	11	7	61%
Interest expense	(62)	(40)	(54)%	(116)	(72)	(59)%
Other, net	—	—	(34)%	1	—	26%
Total investment and other income (expense)	(18)	3	N/M	(22)	18	N/M

Income before income taxes	15	66	(77)%	40	176	(77)%
Income tax expense	15	27	(43)%	28	65	(56)%

Net income	—	39	(100)%	12	111	(90)%
Less: Net income attributable to noncontrolling interests, net of tax	2	4	(63)%	6	15	(67)%
Net income (loss) attributable to TDS shareholders	(2)	35	N/M	6	96	(93)%
TDS Preferred Share dividends	17	17	—	35	35	—
Net income (loss) attributable to TDS common shareholders	$(19)	$18	N/M	$(29)	$61	N/M

Adjusted OIBDA (Non-GAAP)[2]	$263	$302	(13)%	$534	$626	(15)%
Adjusted EBITDA (Non-GAAP)[2]	$307	$345	(11)%	$628	$716	(12)%
Capital expenditures[3]	$278	$391	(29)%	$621	$633	(2)%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $18 million and $16 million for the three months ended June 30, 2023 and 2022, respectively and $38 million and $34 million for the six months ended June 30, 2023 and 2022, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased for the three and six months ended June 30, 2023 due primarily to interest rate increases on variable rate debt. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased for the three and six months ended June 30, 2023 due primarily to the decrease in Income before income taxes, partially offset by increases to state valuation allowances that reduce the net value of deferred tax assets.
In April 2023, TDS received a federal income tax refund of $57 million related to the 2020 net operating loss carryback enabled by the CARES Act.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
UScellular noncontrolling public shareholders’	$1	$4	$3	$12
Noncontrolling shareholders’ or partners’	1	—	3	3
Net income attributable to noncontrolling interests, net of tax	$2	$4	$6	$15
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

$800
$700
$600
$500
$400
$300
$200
$100
$0
$39
$345
$—
$307
$111
$716
$12
$628
Q2 2022
Q2 2023
YTD 2022
YTD 2023
Net income
Adjusted EBITDA*

Three Months Ended
Net income decreased due primarily to lower operating revenues and higher interest expense, partially offset by lower operating and income tax expenses. Adjusted EBITDA decreased due primarily to lower operating revenues, partially offset by lower operating expenses.
Six Months Ended
Net income decreased due primarily to lower operating revenues and higher interest expense, partially offset by lower income tax expense. Adjusted EBITDA decreased due primarily to lower operating revenues.
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
▪Employs approximately 4,600 associates
▪4,341 owned towers
▪6,952 cell sites in service

Operational Overview — UScellular

As of June 30,	2023	2022
Retail Connections – End of Period
Postpaid	4,194,000	4,296,000
Prepaid	462,000	490,000
Total	4,656,000	4,786,000

	Q2 2023	Q2 2022	Q2 2023 vs. Q2 2022	YTD 2023	YTD 2022	YTD 2023 vs. YTD 2022
Postpaid Activity and Churn
Gross Additions
Handsets	83,000	94,000	(12)%	176,000	185,000	(5)%
Connected Devices	42,000	34,000	24%	85,000	69,000	23%
Total Gross Additions	125,000	128,000	(2)%	261,000	254,000	3%
Net Additions (Losses)
Handsets	(29,000)	(31,000)	6%	(54,000)	(67,000)	19%
Connected Devices	1,000	(9,000)	N/M	1,000	(17,000)	N/M
Total Net Additions (Losses)	(28,000)	(40,000)	30%	(53,000)	(84,000)	37%
Churn
Handsets	1.01%	1.10%		1.03%	1.10%
Connected Devices	2.65%	2.73%		2.72%	2.72%
Total Churn	1.21%	1.30%		1.24%	1.30%
N/M - Percentage change not meaningful
UScellular had net handset losses during the three and six months ended June 30, 2023, due to aggressive industry-wide competition.
Total postpaid handset net losses decreased for the three and six months ended June 30, 2023, when compared to the same period last year due primarily to lower defections as a result of improvements in voluntary churn.
Total postpaid connected device net additions increased for the three and six months ended June 30, 2023, when compared to the same period last year due primarily to higher demand for fixed wireless home internet as well as a decrease in tablet churn.
Postpaid Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Average Revenue Per User (ARPU)	$50.64	$50.07	1%	$50.64	$49.88	2%
Average Revenue Per Account (ARPA)	$130.19	$130.43	—%	$130.49	$130.17	—%
Postpaid ARPU and Postpaid ARPA increased for the three and six months ended June 30, 2023, when compared to the same period last year, due to favorable plan and product offering mix and an increase in device protection plan revenues. These increases were partially offset by an increase in promotional discounts.

Financial Overview — UScellular
The following discussion and analysis compares financial results for the three and six months ended June 30, 2023, to the three and six months ended June 30, 2022

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
(Dollars in millions)
Retail service	$686	$700	(2)%	$1,378	$1,402	(2)%
Inbound roaming	8	18	(55)%	17	39	(56)%
Other	66	65	2%	132	129	2%
Service revenues	760	783	(3)%	1,527	1,570	(3)%
Equipment sales	197	244	(20)%	415	467	(11)%
Total operating revenues	957	1,027	(7)%	1,942	2,037	(5)%

System operations (excluding Depreciation, amortization and accretion reported below)	190	192	(1)%	372	377	(1)%
Cost of equipment sold	228	275	(17)%	480	533	(10)%
Selling, general and administrative	341	339	1%	686	663	3%
Depreciation, amortization and accretion	161	172	(7)%	330	342	(4)%
Loss on impairment of licenses	—	3	N/M	—	3	N/M
(Gain) loss on asset disposals, net	3	6	(44)%	13	8	73%
Total operating expenses	923	987	(7)%	1,881	1,926	(2)%

Operating income	$34	$40	(13)%	$61	$111	(45)%

Net income	$5	$22	(76)%	$20	$74	(73)%
Adjusted OIBDA (Non-GAAP)[1]	$198	$221	(10)%	$404	$464	(13)%
Adjusted EBITDA (Non-GAAP)[1]	$239	$261	(8)%	$491	$550	(11)%
Capital expenditures[2]	$143	$268	(47)%	$351	$405	(13)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2023 and 2022
(Dollars in millions)
Operating Revenues
Six Months Ended June 30, 2023 and 2022
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three and six months ended June 30, 2023, as a result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues decreased for the three and six months ended June 30, 2023, primarily driven by lower data revenues resulting from lower rates. UScellular expects inbound roaming revenues to continue to decline for the remainder of 2023 relative to prior year levels, due primarily to continued reductions in roaming rates.
Equipment sales revenues decreased for the three and six months ended June 30, 2023, due primarily to a decline in smartphone upgrades and gross additions.
Wireless service providers have been aggressive promotionally and on price in order to attract and retain customers. This includes both traditional carriers and cable companies operating through mobile virtual network operators (MVNOs). UScellular expects promotional aggressiveness by traditional carriers and pricing pressures from cable companies to continue during 2023. Operating revenues and Operating income have been negatively impacted in current and prior periods, and may be negatively impacted in future periods, by competitive promotional offers to new and existing customers.

Total operating expenses
Total operating expenses for the six months ended June 30, 2023 include $9 million of severance and related expenses associated with a reduction in workforce that was recorded in the first quarter of 2023. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
Systems operations expenses
System operations expenses decreased for the three and six months ended June 30, 2023, due primarily to decreases in roaming and customer usage expenses, partially offset by an increase in maintenance, utility, and cell site expenses.
Cost of equipment sold
Cost of equipment sold decreased for the three and six months ended June 30, 2023, due primarily to a decline in smartphone upgrades and gross additions.
Selling, general and administrative expenses
Selling, general and administrative expenses were essentially flat for the three months ended June 30, 2023, due primarily to increases in advertising expenses offset by decreases in agent expenses.
Selling, general and administrative expenses increased for the six months ended June 30, 2023 due primarily to an increase in advertising expenses and costs related to the reduction in workforce.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expenses decreased for the three and six months ended June 30, 2023 due primarily to enhancements that extended the useful life of a software platform.

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

Operational Overview — TDS Telecom
Total Service Address Mix
As of June 30,

TDS Telecom increased its service addresses 9% from a year ago to 1.6 million as of June 30, 2023 through network expansion.

TDS Telecom offers 1Gig+ service to 68% of its total footprint as of June 30, 2023, compared to 63% a year ago.

As of June 30,	2023	2022	2023 vs. 2022
Residential connections
Broadband
Wireline, Incumbent	249,200	252,700	(1)%
Wireline, Expansion	70,200	44,100	59%
Cable	204,200	204,000	—
Total Broadband	523,600	500,800	5%
Video	132,300	137,400	(4)%
Voice	288,200	298,300	(3)%
Total Residential Connections	944,100	936,500	1%
Commercial connections	223,300	250,700	(11)%
Total connections	1,167,400	1,187,200	(2)%
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connections declines, partially offset by broadband connection growth.
A majority of TDS Telecom's residential customers take advantage of bundling options as 59% of customers subscribe to more than one service.

Residential Broadband Connections by Speed
As of June 30,
Residential broadband customers continue to choose higher speeds with 74% taking speeds of 100 Mbps or greater and 13% choosing 1Gig+.

Residential Revenue per Connection

Total residential revenue per connection increased 4% for the three and six months ended June 30, 2023, due to price increases and product mix changes, partially offset by promotional activity.

Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the three and six months ended June 30, 2023, to the three and six months ended June 30, 2022

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
(Dollars in millions)
Residential
Wireline, Incumbent	$89	$88	1%	$175	$173	1%
Wireline, Expansion	18	12	48%	33	22	46%
Cable	68	68	1%	136	135	1%
Total residential	175	168	4%	344	330	4%
Commercial	39	44	(10)%	80	87	(8)%
Wholesale	43	45	(4)%	86	89	(4)%
Total service revenues	257	256	1%	510	507	1%
Equipment revenues	—	—	(5)%	—	1	(17)%
Total operating revenues	257	256	1%	510	507	1%

Cost of services (excluding Depreciation, amortization and accretion reported below)	108	103	5%	212	199	7%
Cost of equipment and products	—	—	24%	—	—	(10)%
Selling, general and administrative	81	77	5%	162	150	8%
Depreciation, amortization and accretion	60	52	15%	119	106	12%
(Gain) loss on asset disposals, net	2	1	N/M	3	1	N/M
Total operating expenses	251	233	8%	496	456	9%

Operating income	$7	$23	(71)%	$15	$51	(72)%

Net income	$7	$19	(61)%	$15	$41	(63)%
Adjusted OIBDA (Non-GAAP)[1]	$68	$76	(10)%	$136	$158	(14)%
Adjusted EBITDA (Non-GAAP)[1]	$70	$76	(9)%	$139	$159	(13)%
Capital expenditures[2]	$132	$120	10%	$262	$225	17%
Numbers may not foot due to rounding.
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2023 and 2022
(Dollars in millions)
Numbers may not foot due to rounding.

Operating Revenues
Six Months Ended June 30, 2023 and 2022
(Dollars in millions)

Residential revenues consist of:
•Broadband services
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three and six months ended June 30, 2023, due primarily to price increases and growth in broadband connections, partially offset by promotional activity and a decline in video and voice connections.

Commercial revenues decreased for the three and six months ended June 30, 2023, due primarily to declining connections in CLEC markets.

Cost of services
Cost of services increased for the three and six months ended June 30, 2023, due primarily to higher employee-related expenses, plant and maintenance costs, and video programming costs.

Selling, general and administrative
Selling, general and administrative expenses increased for the three and six months ended June 30, 2023, due primarily to increases to support current and future growth, including employee-related expenses and advertising and marketing expenses.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three and six months ended June 30, 2023, due primarily to increased capital expenditures on new fiber assets and customer-related equipment.

Liquidity and Capital Resources
Sources of Liquidity
TDS and its subsidiaries operate capital-intensive businesses. TDS incurred negative free cash flow in the six months ended June 30, 2023, has incurred negative free cash flow in prior periods, and expects to continue to incur negative free cash flow in future periods. In the past, TDS’ existing cash and investment balances, funds available under its financing agreements, preferred share offerings, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets, pay dividends and to fund acquisitions. There is no assurance that this will be the case in the future.
TDS believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential asset dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its day-to-day operating needs and debt service requirements. TDS will continue to monitor the rapidly changing business and market conditions and is taking and intends to take appropriate actions, as necessary, to meet its liquidity needs, including reducing its planned capital expenditures. See Market Risk for additional information regarding maturities of long-term debt.
TDS may require substantial additional capital for, among other uses, funding day-to-day operating needs including working capital, acquisitions of providers of telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, debt service requirements, repurchases of shares, payment of dividends, or making additional investments, including new technologies and fiber deployments. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, or to divest assets in order to fund potential expenditures. In addition, TDS has elected to slow the pace and reduce the size of its capital expenditures, and may continue to do so in the future, as a means to lower its funding needs.
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

In addition to Cash and cash equivalents, TDS and UScellular had available undrawn borrowing capacity (taking into account debt covenant restrictions related to compliance with the Consolidated Leverage Ratio) from the following debt facilities at June 30, 2023. See the Financing section below for further details.

	TDS	UScellular
(Dollars in millions)
Revolving Credit Agreement	$274	$300
Receivables Securitization Agreement	—	210
Repurchase Agreement	—	200
Total undrawn borrowing capacity	274	710
Debt covenant restrictions	—	85
Total available undrawn borrowing capacity	$274	$625
Financing
Revolving Credit Agreements
TDS has a revolving credit agreement with maximum borrowing capacity of $400 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the six months ended June 30, 2023, TDS borrowed $175 million and repaid $50 million under the agreement. As of June 30, 2023, TDS' outstanding borrowings under the agreement were $126 million, including letters of credit, and the unused borrowing capacity was $274 million.
In July 2023, TDS borrowed $30 million under the agreement.
Export Credit Financing Agreement
TDS has a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. During the six months ended June 30, 2023, TDS borrowed $100 million under the agreement. As of June 30, 2023, the outstanding borrowings under the agreement were $150 million, which is the full amount available under the agreement with repayment due in December 2027.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until March 2024. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in April 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to Secured Overnight Financing Rate (SOFR)) plus 0.90%. During the six months ended June 30, 2023, UScellular borrowed $115 million and repaid $150 million under the agreement. As of June 30, 2023, the outstanding borrowings under the agreement were $240 million and the unused borrowing capacity was $210 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of June 30, 2023, $38 million of the outstanding borrowings were classified as Current portion of long-term debt in the Consolidated Balance Sheet, based on an estimate of required repayments within the next twelve months if the agreement is not extended. However, UScellular intends to extend the maturity date of the facility, at which time this amount would be reclassified as Long-term debt, net in the Consolidated Balance Sheet.
In July 2023, UScellular repaid $100 million under the agreement.
Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), has a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. During the six months ended June 30, 2023, the repo subsidiary repaid $60 million under the agreement. As of June 30, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million.
Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. In March 2023, the agreements were amended to require TDS and UScellular to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe that they were in compliance as of June 30, 2023 with all such financial covenants.

Other Long-Term Financing
TDS and UScellular have in place effective shelf registration statements on Form S-3 to issue senior or subordinated securities, preferred shares and depositary shares.
See Note 9 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.
Credit Ratings
In June 2023, Standard & Poor's revised the TDS issuer credit rating to a negative outlook. There was no change to the BB rating issued by Standard & Poor's in October 2022.
Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2023 and 2022, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the six months ended June 30, 2023 and 2022, were $351 million and $405 million, respectively.
Capital expenditures for the full year 2023 are expected to be between $600 million and $700 million. These expenditures are expected to be used principally for the following purposes:
▪Continue 5G deployment;
▪Enhance and maintain UScellular's network capacity and coverage, including deployment of mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the six months ended June 30, 2023 and 2022, were $262 million and $225 million, respectively.
Capital expenditures for the full year 2023 are expected to be between $475 million and $525 million. These expenditures are expected to be used principally for the following purposes:
▪Continue to expand fiber deployment in expansion and incumbent markets;
▪Support broadband growth and success-based spending; and
▪Maintain and enhance existing infrastructure including build-out requirements of state broadband and A-CAM programs.

TDS intends to finance its capital expenditures for 2023 using primarily Cash flows from operating activities, existing cash balances and additional debt financing from its existing agreements and/or other forms of available financing.
Acquisitions, Divestitures and Exchanges
TDS may be engaged in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties, assets, wireless spectrum licenses (including pursuant to FCC auctions) and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement.

Other Obligations
TDS will require capital for future spending on existing contractual obligations, including long-term debt obligations; dividend obligations; lease commitments; commitments for device purchases, network facilities and transport services; agreements for software licensing; long-term marketing programs; commitments for wireless spectrum licenses acquired through FCC auctions; and other agreements to purchase goods or services. TDS has taken and expects to continue to take steps to reduce and defer capital expenditures to lower its funding needs. Refer to Liquidity and Capital Resources within this MD&A for additional information.
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
Common Share Repurchase Programs
During the six months ended June 30, 2023, TDS repurchased 545,990 Common Shares for $6 million at an average cost per share of $10.09. As of June 30, 2023, the maximum dollar value of TDS Common Shares that may yet be repurchased under TDS’ program was $132 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, TDS may need to delay or reduce certain investments, dividend payments or sell assets. Refer to Liquidity and Capital Resources within this MD&A for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS' cash flow activities for the six months ended June 30, 2023 and 2022.
2023 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $106 million. Net cash provided by operating activities was $514 million due to net income of $12 million adjusted for non-cash items of $483 million, distributions received from unconsolidated entities of $78 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which decreased net cash by $59 million. The working capital changes were primarily driven by timing of vendor payments and payment of associate bonuses, partially offset by a federal income tax refund of $57 million received during the second quarter, reduced inventory purchases and timing of collection on receivables.
Cash flows used for investing activities were $629 million, due primarily to payments for property, plant and equipment of $629 million.
Cash flows provided by financing activities were $9 million, due primarily to $115 million borrowed under the UScellular receivables securitization agreement, $175 million borrowed under the TDS revolving credit agreement, and $100 million borrowed under the TDS export credit agreement. These were mostly offset by a $150 repayment on the UScellular receivables securitization agreement, a $60 million repayment on the UScellular EIP receivables repurchase agreement, a $50 million repayment on the TDS revolving credit agreement and the payment of dividends.
2022 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $91 million. Net cash provided by operating activities was $734 million due to net income of $111 million adjusted for non-cash items of $517 million, distributions received from unconsolidated entities of $80 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $26 million. The working capital changes were primarily driven by a federal income tax refund of $125 million received during the first quarter of 2022, partially offset by timing of collection on receivables, increases in inventory and the payment of annual associate bonuses.
Cash flows used for investing activities were $1,122 million, which included payments for wireless spectrum licenses of $564 million and payments for property, plant and equipment of $526 million. Cash payments for property, plant and equipment were lower than the total capital expenditures in the six months ended June 30, 2022 due primarily to future obligations of certain software license agreements that are recorded as current year capital expenditures but are paid over time.
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
Inventory, net
Inventory, net decreased $52 million due primarily to efforts to reduce inventory on hand which was elevated to support holiday promotions and ensure adequate device supply.
Income taxes receivable
Income taxes receivable decreased $54 million due primarily to a federal income tax refund received in the second quarter of 2023 related to the 2020 net operating loss carryback enabled by the CARES Act.
Current portion of long-term debt
Current portion of long-term debt increased $41 million due primarily to an estimate of required repayments due on the receivables securitization agreement if the agreement is not extended.
Accounts payable
Accounts payable decreased $142 million due primarily to the timing of vendor invoice payments related to inventory.
Accrued compensation
Accrued compensation decreased $40 million due primarily to associate bonus payments in March 2023.
Other current liabilities
Other current liabilities decreased $88 million due primarily to repayments on the UScellular EIP receivables repurchase agreement.

Supplemental Information Relating to Non-GAAP Financial Measures
TDS sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with GAAP to evaluate the performance of its business. Specifically, TDS has referred to the following measures in this report:
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

	Three Months Ended June 30,		Six Months Ended June 30,
TDS - CONSOLIDATED	2023	2022	2023	2022
(Dollars in millions)
Net income (GAAP)	$—	$39	$12	$111
Add back:
Income tax expense	15	27	28	65
Interest expense	62	40	116	72
Depreciation, amortization and accretion	225	229	456	456
EBITDA (Non-GAAP)	302	335	612	704
Add back or deduct:
Loss on impairment of licenses	—	3	—	3
(Gain) loss on asset disposals, net	5	7	16	9
Adjusted EBITDA (Non-GAAP)	307	345	628	716
Deduct:
Equity in earnings of unconsolidated entities	38	38	82	83
Interest and dividend income	6	5	11	7
Other, net	—	—	1	—
Adjusted OIBDA (Non-GAAP)	263	302	534	626
Deduct:
Depreciation, amortization and accretion	225	229	456	456
Loss on impairment of licenses	—	3	—	3
(Gain) loss on asset disposals, net	5	7	16	9
Operating income (GAAP)	$33	$63	$62	$158

	Three Months Ended June 30,		Six Months Ended June 30,
UScellular	2023	2022	2023	2022
(Dollars in millions)
Net income (GAAP)	$5	$22	$20	$74
Add back:
Income tax expense	19	18	29	50
Interest expense	51	40	99	73
Depreciation, amortization and accretion	161	172	330	342
EBITDA (Non-GAAP)	236	252	478	539
Add back or deduct:
Loss on impairment of licenses	—	3	—	3
(Gain) loss on asset disposals, net	3	6	13	8
Adjusted EBITDA (Non-GAAP)	239	261	491	550
Deduct:
Equity in earnings of unconsolidated entities	38	37	82	82
Interest and dividend income	3	3	5	4
Adjusted OIBDA (Non-GAAP)	198	221	404	464
Deduct:
Depreciation, amortization and accretion	161	172	330	342
Loss on impairment of licenses	—	3	—	3
(Gain) loss on asset disposals, net	3	6	13	8
Operating income (GAAP)	$34	$40	$61	$111

	Three Months Ended June 30,		Six Months Ended June 30,
TDS TELECOM	2023	2022	2023	2022
(Dollars in millions)
Net income (GAAP)	$7	$19	$15	$41
Add back:
Income tax expense	3	7	5	14
Interest expense	(2)	(2)	(4)	(4)
Depreciation, amortization and accretion	60	52	119	106
EBITDA (Non-GAAP)	68	75	136	158
Add back or deduct:
(Gain) loss on asset disposals, net	2	1	3	1
Adjusted EBITDA (Non-GAAP)	70	76	139	159
Deduct:
Interest and dividend income	1	—	2	—
Other, net	—	—	1	—
Adjusted OIBDA (Non-GAAP)	68	76	136	158
Deduct:
Depreciation, amortization and accretion	60	52	119	106
(Gain) loss on asset disposals, net	2	1	3	1
Operating income (GAAP)	$7	$23	$15	$51
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

	Six Months Ended June 30,
	2023	2022
(Dollars in millions)
Cash flows from operating activities (GAAP)	$514	$734
Cash paid for additions to property, plant and equipment	(629)	(526)
Cash paid for software license agreements	(20)	(3)
Free cash flow (Non-GAAP)	$(135)	$205

Application of Critical Accounting Policies and Estimates
TDS prepares its consolidated financial statements in accordance with GAAP. TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements included in TDS' Form 10-K for the year ended December 31, 2022. TDS’ application of critical accounting policies and estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in TDS’ Form 10-K for the year ended December 31, 2022.
Regulatory Matters
Spectrum Auctions
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $36 million, $8 million and $3 million related to the additional costs in October 2021, September 2022 and March 2023, respectively. In June 2023, UScellular received invoices totaling $10 million, which are expected to be paid in August 2023. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
FCC Enhanced Alternative Connect America Cost Model (EA-CAM)
On July 24, 2023, the FCC released an order adopting the EA-CAM program for the purpose of supporting widespread deployment of 100/20 Mbps service in rural areas. The program is extended to carriers currently receiving A-CAM or legacy rate-of-return support.
TDS Telecom currently receives support from the A-CAM program. The voluntary path for the EA-CAM program includes support for an additional 10-year period in exchange for meeting defined build-out obligations. TDS Telecom expects to receive support and obligation detail later in 2023 and like the current program, participation elections will be approved at a state level. TDS Telecom is reviewing the order and will consider its options when the detailed support and obligation detail is received.

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

Financial Risk Factors
▪Uncertainty in TDS’ future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in TDS’ performance or market conditions, changes in TDS’ credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which has required and could in the future require TDS to reduce or delay its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, divest assets or businesses, and/or reduce or cease share repurchases and/or the payment of dividends.
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
▪The possible development of adverse precedent in litigation or conclusions in professional or environmental studies to the effect that potentially harmful emissions from devices or network equipment, including but not limited to radio frequencies emitted by wireless signals or due to contamination from network cabling, may cause harmful health or environmental consequences, including cancer, tumors or otherwise harmful impacts, or may interfere with various electronic medical devices or frequencies used by other industries, could have an adverse effect on TDS’ wireless and/or wireline business, financial condition or results of operations.
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
▪TDS and UScellular are initiating a process to explore a range of strategic alternatives for UScellular and there can be no assurance that any strategic alternative will be successfully identified or completed, that any such alternative will result in additional value for TDS and its shareholders, or that the process will not have an adverse impact on TDS' business.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2022, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2022, may not be the only risks that could affect TDS. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results. The following additional risk factor should be read in conjunction with the risk factors previously disclosed in TDS’ Form 10-K for the year ended December 31, 2022.
TDS and UScellular are initiating a process to explore a range of strategic alternatives for UScellular and there can be no assurance that any strategic alternative will be successfully identified or completed, that any such alternative will result in additional value for TDS and its shareholders, or that the process will not have an adverse impact on TDS' business.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. This comprehensive process could result in a diversion of management's attention from TDS' existing business; a failure to achieve financial and operating objectives; the incurrence of significant expenses; the failure to retain key personnel, customers, business partners or contracts; and volatility in TDS' stock price. There can be no assurance that such comprehensive process will result in any strategic alternative of any kind being successfully identified or completed or that the process will not have an adverse impact on TDS' business.
TDS does not intend to discuss or disclose developments with respect to the process unless we determine further disclosure is appropriate or required.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of June 30, 2023, approximately 50% of TDS' long-term debt was in fixed-rate senior notes and approximately 50% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at June 30, 2023.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2023	$9	7.1%
2024	26	7.0%
2025	26	7.0%
2026	401	6.7%
2027	319	6.7%
Thereafter	2,982	6.5%
Total	$3,763	6.5%
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
2Represents the weighted average stated interest rates at June 30, 2023, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2023.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,041	$1,064	$2,084	$2,125
Equipment and product sales	226	285	486	539
Total operating revenues	1,267	1,349	2,570	2,664

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	316	312	622	611
Cost of equipment and products	252	308	538	590
Selling, general and administrative	436	427	876	837
Depreciation, amortization and accretion	225	229	456	456
Loss on impairment of licenses	—	3	—	3
(Gain) loss on asset disposals, net	5	7	16	9
Total operating expenses	1,234	1,286	2,508	2,506

Operating income	33	63	62	158

Investment and other income (expense)
Equity in earnings of unconsolidated entities	38	38	82	83
Interest and dividend income	6	5	11	7
Interest expense	(62)	(40)	(116)	(72)
Other, net	—	—	1	—
Total investment and other income (expense)	(18)	3	(22)	18

Income before income taxes	15	66	40	176
Income tax expense	15	27	28	65
Net income	—	39	12	111
Less: Net income attributable to noncontrolling interests, net of tax	2	4	6	15
Net income (loss) attributable to TDS shareholders	(2)	35	6	96
TDS Preferred Share dividends	17	17	35	35
Net income (loss) attributable to TDS common shareholders	$(19)	$18	$(29)	$61

Basic weighted average shares outstanding	113	115	113	115
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.17)	$0.15	$(0.25)	$0.53

Diluted weighted average shares outstanding	113	116	113	116
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.17)	$0.15	$(0.25)	$0.52
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Net income	$—	$39	$12	$111
Net change in accumulated other comprehensive income related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost and unrecognized net gain	—	—	—	—
Comprehensive income	—	39	12	111
Less: Net income attributable to noncontrolling interests, net of tax	2	4	6	15
Comprehensive income (loss) attributable to TDS shareholders	$(2)	$35	$6	$96
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
(Dollars in millions)
Cash flows from operating activities
Net income	$12	$111
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	456	456
Bad debts expense	53	54
Stock-based compensation expense	14	23
Deferred income taxes, net	22	52
Equity in earnings of unconsolidated entities	(82)	(83)
Distributions from unconsolidated entities	78	80
Loss on impairment of licenses	—	3
(Gain) loss on asset disposals, net	16	9
Other operating activities	4	3
Changes in assets and liabilities from operations
Accounts receivable	19	(25)
Equipment installment plans receivable	7	(25)
Inventory	52	(35)
Accounts payable	(124)	(6)
Customer deposits and deferred revenues	(9)	7
Accrued taxes	56	131
Accrued interest	(1)	1
Other assets and liabilities	(59)	(22)
Net cash provided by operating activities	514	734

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(629)	(526)
Cash paid for intangible assets	(8)	(585)
Advance payments for license acquisitions	—	(1)
Other investing activities	8	(10)
Net cash used in investing activities	(629)	(1,122)

Cash flows from financing activities
Issuance of long-term debt	391	776
Repayment of long-term debt	(209)	(228)
Issuance of short-term debt	—	60
Repayment of short-term debt	(60)	—
TDS Common Shares reissued for benefit plans, net of tax payments	(3)	(4)
UScellular Common Shares reissued for benefit plans, net of tax payments	(6)	(5)
Repurchase of TDS Common Shares	(6)	(20)
Repurchase of UScellular Common Shares	—	(18)
Dividends paid to TDS shareholders	(76)	(76)
Distributions to noncontrolling interests	(2)	(2)
Cash paid for software license agreements	(20)	(3)
Other financing activities	—	(1)
Net cash provided by financing activities	9	479

Net increase (decrease) in cash, cash equivalents and restricted cash	(106)	91

Cash, cash equivalents and restricted cash
Beginning of period	399	414
End of period	$293	$505
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2023	December 31, 2022
(Dollars in millions)
Current assets
Cash and cash equivalents	$251	$360
Accounts receivable
Customers and agents, less allowances of $70 and $74, respectively	1,014	1,069
Other, less allowances of $3 and $3, respectively	93	112
Inventory, net	216	268
Prepaid expenses	104	102
Income taxes receivable	5	59
Other current assets	63	58
Total current assets	1,746	2,028

Assets held for sale	16	26

Licenses	4,704	4,699

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $123 and $112, respectively	193	204

Investments in unconsolidated entities	500	495

Property, plant and equipment
In service and under construction	15,322	14,971
Less: Accumulated depreciation and amortization	10,390	10,211
Property, plant and equipment, net	4,932	4,760

Operating lease right-of-use assets	988	995

Other assets and deferred charges	780	796

Total assets[1]	$14,406	$14,550
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2023	December 31, 2022
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$60	$19
Accounts payable	364	506
Customer deposits and deferred revenues	278	285
Accrued interest	12	12
Accrued taxes	45	46
Accrued compensation	104	144
Short-term operating lease liabilities	147	146
Other current liabilities	268	356
Total current liabilities	1,278	1,514

Deferred liabilities and credits
Deferred income tax liability, net	987	969
Long-term operating lease liabilities	900	908
Other deferred liabilities and credits	820	813

Long-term debt, net	3,872	3,731

Commitments and contingencies

Noncontrolling interests with redemption features	12	12

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 113 shares (7 Series A Common and 106 Common Shares) and 112 shares (7 Series A Common and 105 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,532	2,551
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, .0444 shares outstanding (.0168 Series UU and .0276 Series VV)	1,074	1,074
Treasury shares, at cost, 20 and 21 Common Shares, respectively	(466)	(481)
Accumulated other comprehensive income	5	5
Retained earnings	2,606	2,699
Total TDS shareholders' equity	5,752	5,849

Noncontrolling interests	785	754

Total equity	6,537	6,603

Total liabilities and equity[1]	$14,406	$14,550
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of June 30, 2023 and December 31, 2022, include assets held by consolidated variable interest entities (VIEs) of $1,376 million and $1,236 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of June 30, 2023 and December 31, 2022, include certain liabilities of consolidated VIEs of $23 million for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 10 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
March 31, 2023	$1	$2,552	$1,074	$(474)	$5	$2,658	$5,816	$759	$6,575
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(2)	(2)	—	(2)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	2	2
TDS Common and Series A Common share dividends ($0.185 per share)	—	—	—	—	—	(21)	(21)	—	(21)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Repurchase of Common Shares	—	—	—	(3)	—	—	(3)	—	(3)
Dividend reinvestment plan	—	—	—	1	—	(1)	—	—	—
Incentive and compensation plans	—	4	—	10	—	(11)	3	—	3
Adjust investment in subsidiaries for issuances and other compensation plans	—	(24)	—	—	—	—	(24)	25	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
June 30, 2023	$1	$2,532	$1,074	$(466)	$5	$2,606	$5,752	$785	$6,537

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

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2022	$1	$2,551	$1,074	$(481)	$5	$2,699	$5,849	$754	$6,603
Net income attributable to TDS shareholders	—	—	—	—	—	6	6	—	6
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	6	6
TDS Common and Series A Common share dividends ($0.370 per share)	—	—	—	—	—	(42)	(42)	—	(42)
TDS Preferred share dividends ($828 per Series UU share and $750 per Series VV share)	—	—	—	—	—	(35)	(35)	—	(35)
Repurchase of Common Shares	—	—	—	(6)	—	—	(6)	—	(6)
Dividend reinvestment plan	—	—	—	2	—	—	2	—	2
Incentive and compensation plans	—	8	—	19	—	(22)	5	—	5
Adjust investment in subsidiaries for issuances and other compensation plans	—	(27)	—	—	—	—	(27)	27	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
June 30, 2023	$1	$2,532	$1,074	$(466)	$5	$2,606	$5,752	$785	$6,537

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

Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements
Note 1 Basis of Presentation
The accounting policies of Telephone and Data Systems, Inc. (TDS) conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ 83%-owned subsidiary, United States Cellular Corporation (UScellular) and TDS’ wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that requires consolidation into the TDS financial statements under GAAP. Intercompany accounts and transactions have been eliminated.
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2023, are UScellular and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 12 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of June 30, 2023 and December 31, 2022, its results of operations, comprehensive income and changes in equity for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2022.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $11 million and $139 million for the six months ended June 30, 2023 and 2022, respectively.
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

	June 30, 2023	December 31, 2022
(Dollars in millions)
Cash and cash equivalents	$251	$360
Restricted cash included in Other current assets	42	39
Cash, cash equivalents and restricted cash in the statement of cash flows	$293	$399
Recent Development
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. The initiation of this process does not impact the June 30, 2023 financial statements. At this time, TDS cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Three Months Ended June 30, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$686	$—	$—	$686
Inbound roaming	8	—	—	8
Residential	—	175	—	175
Commercial	—	39	—	39
Wholesale	—	42	—	42
Other service	41	—	18	59
Service revenues from contracts with customers	735	256	18	1,009
Equipment and product sales	197	—	29	226
Total revenues from contracts with customers	932	256	47	1,235
Operating lease income	25	1	6	32
Total operating revenues	$957	$257	$53	$1,267

Three Months Ended June 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$700	$—	$—	$700
Inbound roaming	18	—	—	18
Residential	—	168	—	168
Commercial	—	44	—	44
Wholesale	—	44	—	44
Other service	42	—	19	61
Service revenues from contracts with customers	760	255	19	1,035
Equipment and product sales	244	—	41	285
Total revenues from contracts with customers	1,004	255	60	1,320
Operating lease income	23	1	6	29
Total operating revenues	$1,027	$256	$66	$1,349

Six Months Ended June 30, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,378	$—	$—	$1,378
Inbound roaming	17	—	—	17
Residential	—	344	—	344
Commercial	—	80	—	80
Wholesale	—	84	—	84
Other service	82	—	37	119
Service revenues from contracts with customers	1,477	508	37	2,022
Equipment and product sales	415	—	71	486
Total revenues from contracts with customers	1,892	508	108	2,508
Operating lease income	50	2	10	62
Total operating revenues	$1,942	$510	$118	$2,570

Six Months Ended June 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,402	$—	$—	$1,402
Inbound roaming	39	—	—	39
Residential	—	330	—	330
Commercial	—	87	—	87
Wholesale	—	87	—	87
Other service	84	—	36	120
Service revenues from contracts with customers	1,525	505	36	2,065
Equipment and product sales	467	1	71	539
Total revenues from contracts with customers	1,992	506	107	2,604
Operating lease income	45	2	13	60
Total operating revenues	$2,037	$507	$120	$2,664
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

	June 30, 2023	December 31, 2022
(Dollars in millions)
Contract assets	$13	$12
Contract liabilities	$389	$395
Revenue recognized related to contract liabilities existing at January 1, 2023 was $191 million for the six months ended June 30, 2023.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2023 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2023	$273
2024	207
Thereafter	161
Total	$641
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

	June 30, 2023	December 31, 2022
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$141	$144
Fulfillment costs
Installation costs	6	8
Total contract cost assets	$147	$152
Amortization of contract cost assets was $27 million and $55 million for the three and six months ended June 30, 2023, respectively, and $28 million and $57 million for the three and six months ended June 30, 2022, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of June 30, 2023 and December 31, 2022, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	June 30, 2023		December 31, 2022
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$917	$1,500	$899
Institutional	2	536	381	536	395
Other	2	1,931	1,931	1,753	1,753
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of term loan credit agreements, receivables securitization agreement, export credit financing agreements and in 2023, revolving credit agreement. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.52% to 8.77% and 3.52% to 8.28% at June 30, 2023 and December 31, 2022, respectively.
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
The following table summarizes equipment installment plan receivables.

	June 30, 2023	December 31, 2022
(Dollars in millions)
Equipment installment plan receivables, gross	$1,159	$1,211
Allowance for credit losses	(92)	(96)
Equipment installment plan receivables, net	$1,067	$1,115

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$604	$646
Other assets and deferred charges (Non-current portion)	463	469
Equipment installment plan receivables, net	$1,067	$1,115
UScellular uses various inputs to evaluate the credit profiles of its customers, including internal data, information from credit bureaus and other sources. From this evaluation, a credit class is assigned to the customer that determines the number of eligible lines, the amount of credit available, and the down payment requirement, if any. These credit classes are grouped into four credit categories: lowest risk, lower risk, slight risk and higher risk. A customer's assigned credit class is reviewed periodically and a change is made, if appropriate. An equipment installment plan billed amount is considered past due if not paid within 30 days. The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	June 30, 2023					December 31, 2022
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$979	$91	$20	$6	$1,096	$1,016	$98	$22	$5	$1,141
Billed — current	39	4	1	—	44	41	5	2	—	48
Billed — past due	10	6	2	1	19	13	6	2	1	22
Total	$1,028	$101	$23	$7	$1,159	$1,070	$109	$26	$6	$1,211
The balance of the equipment installment plan receivables as of June 30, 2023 on a gross basis by year of origination were as follows:

	2020	2021	2022	2023	Total
(Dollars in millions)
Lowest Risk	$3	$160	$559	$306	$1,028
Lower Risk	—	10	53	38	101
Slight Risk	—	1	10	12	23
Higher Risk	—	—	3	4	7
Total	$3	$171	$625	$360	$1,159
The write-offs, net of recoveries for the six months ended June 30, 2023 on a gross basis by year of origination were as follows:

	2020	2021	2022	2023	Total
(Dollars in millions)
Write-offs, net of recoveries	$1	$9	$28	$1	$39

Activity for the six months ended June 30, 2023 and 2022, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2023	June 30, 2022
(Dollars in millions)
Allowance for credit losses, beginning of period	$96	$72
Bad debts expense	35	37
Write-offs, net of recoveries	(39)	(35)
Allowance for credit losses, end of period	$92	$74
Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2023 was 99.9% and 70.8%, respectively. These effective tax rates were higher than normal due primarily to the decrease in Income before income taxes which increased the effective tax rate impact of recurring tax adjustments including nondeductible interest and compensation expenses, as well as discrete increases in valuation allowances which reduced net state deferred tax assets.
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2022 was 40.4% and 36.7%, respectively. These effective tax rates reflect a combined rate of federal and state taxes, adjusted for impacts of recurring tax adjustments including nondeductible interest and compensation expenses.
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
The amounts used in computing basic and diluted earnings per share attributable to TDS common shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to TDS common shareholders used in basic earnings (loss) per share	$(19)	$18	$(29)	$61
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	—	—	—	(1)
Net income (loss) attributable to TDS common shareholders used in diluted earnings (loss) per share	$(19)	$18	$(29)	$60

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	106	108	106	108
Series A Common Shares	7	7	7	7
Total	113	115	113	115

Effects of dilutive securities	—	1	—	1
Weighted average number of shares used in diluted earnings (loss) per share	113	116	113	116

Basic earnings (loss) per share attributable to TDS common shareholders	$(0.17)	$0.15	$(0.25)	$0.53

Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.17)	$0.15	$(0.25)	$0.52

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 5 million for both the three and six months ended June 30, 2023, and 4 million for both the three and six months ended June 30, 2022.
Note 7 Intangible Assets
In February 2021, the Federal Communications Commission (FCC) announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $185 million in total from 2021 through 2024 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $36 million, $8 million and $3 million related to the additional costs in October 2021, September 2022 and March 2023, respectively. At June 30, 2023, invoices totaling $10 million are included in Accounts payable in the Consolidated Balance Sheet and are expected to be paid in August 2023. At June 30, 2023, the remaining estimated payments of approximately $122 million and $6 million are included in Other current liabilities and Other deferred liabilities and credits, respectively, and at December 31, 2022, the remaining estimated payments of approximately $133 million and $8 million are included in Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. The spectrum must be cleared by incumbent providers before UScellular can access it. UScellular does not expect to have access to this spectrum until late 2023.
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

	June 30, 2023	December 31, 2022
(Dollars in millions)
Equity method investments	$472	$468
Measurement alternative method investments	19	18
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$500	$495
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Dollars in millions)
Revenues	$1,770	$1,779	$3,579	$3,595
Operating expenses	1,363	1,395	2,729	2,772
Operating income	407	384	850	823
Other income (expense), net	8	(2)	(8)	(6)
Net income	$415	$382	$842	$817

Note 9 Debt
Revolving Credit Agreements
TDS has a revolving credit agreement with maximum borrowing capacity of $400 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the six months ended June 30, 2023, TDS borrowed $175 million and repaid $50 million under its revolving credit agreement. Borrowings under the TDS revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%. As of June 30, 2023, the outstanding borrowings under the agreement were $126 million, including letters of credit, and the unused borrowing capacity under the agreement was $274 million.
In July 2023, TDS borrowed $30 million under the agreement.
Export Credit Financing Agreement
TDS has a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. During the six months ended June 30, 2023, TDS borrowed $100 million under its export credit financing agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable in December 2027. As of June 30, 2023, the outstanding borrowings were $150 million, which is the full amount available under the agreement.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until March 2024. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in April 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 0.90%. During the six months ended June 30, 2023, UScellular borrowed $115 million and repaid $150 million under its receivables securitization agreement. As of June 30, 2023, the outstanding borrowings under the agreement were $240 million and the unused borrowing capacity was $210 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of June 30, 2023, $38 million of the outstanding borrowings were classified as Current portion of long-term debt in the Consolidated Balance Sheet, based on an estimate of required repayments within the next twelve months if the agreement is not extended. However, UScellular intends to extend the maturity date of the facility, at which time this amount would be reclassified as Long-term debt, net in the Consolidated Balance Sheet. As of June 30, 2023, the USCC Master Note Trust held $488 million of assets available to be pledged as collateral for the receivables securitization agreement.
In July 2023, UScellular repaid $100 million under the agreement.
Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), has a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. Outstanding borrowings are included in Other current liabilities in the Consolidated Balance Sheet. During the six months ended June 30, 2023, the repo subsidiary repaid $60 million under the agreement. As of June 30, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million. As of June 30, 2023, UScellular held $475 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. In March 2023, the agreements were amended to require TDS and UScellular to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of June 30, 2023 with all such financial covenants.

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
These particular VIEs are collectively referred to as designated entities. The power to direct the activities that most significantly impact the economic performance of these VIEs is shared. Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships. The general partner of each partnership needs the consent of the limited partner, an indirect TDS subsidiary, to sell or lease certain wireless spectrum licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of these VIEs is shared, TDS has the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs. Therefore, in accordance with GAAP, these VIEs are consolidated into the TDS financial statements.
TDS also consolidates other VIEs that are limited partnerships that provide wireless service. A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner. For certain limited partnerships, UScellular is the general partner and manages the operations. In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner. Therefore, these limited partnerships also are recognized as VIEs and are consolidated into the TDS financial statements under the variable interest model.

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30, 2023	December 31, 2022
(Dollars in millions)
Assets
Cash and cash equivalents	$26	$29
Accounts receivable	659	700
Inventory, net	4	4
Other current assets	38	36
Licenses	639	638
Property, plant and equipment, net	119	115
Operating lease right-of-use assets	42	41
Other assets and deferred charges	472	478
Total assets	$1,999	$2,041

Liabilities
Current liabilities	$31	$92
Long-term operating lease liabilities	37	36
Other deferred liabilities and credits	28	28
Total liabilities[1]	$96	$156
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 9 – Debt for additional information.
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities and, therefore, does not consolidate them into the TDS financial statements under the variable interest model.
TDS’ total investment in these unconsolidated entities was $5 million and $4 million at June 30, 2023 and December 31, 2022, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $238 million and $101 million, during the six months ended June 30, 2023 and 2022, respectively, of which $217 million in 2023 and $80 million in 2022, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. In June 2022, the limited partnership agreement was amended and the general partner’s put option related to its interest in Advantage Spectrum will now be exercisable in the third quarter of 2023, and if not exercised at that time, will be exercisable again in the third quarter of 2024. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to TDS, is recorded as Noncontrolling interests with redemption features in TDS’ Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income attributable to noncontrolling interests, net of tax, in TDS’ Consolidated Statement of Operations.

Note 11 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Six Months Ended June 30,	2023	2022
(Dollars in millions)
Net income attributable to TDS shareholders	$6	$96
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(33)	(18)
Change in TDS' Capital in excess of par value from UScellular's repurchases of UScellular shares	—	13
Net transfers (to) from noncontrolling interests	(33)	(5)
Net income (loss) attributable to TDS shareholders after transfers (to) from noncontrolling interests	$(27)	$91

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
Financial data for TDS’ reportable segments for the three and six month periods ended, or as of June 30, 2023 and 2022, is as follows. See Note 1 — Basis of Presentation for additional information.

Three Months Ended or as of June 30, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$760	$257	$24	$1,041
Equipment and product sales	197	—	29	226
Total operating revenues	957	257	53	1,267
Cost of services (excluding Depreciation, amortization and accretion reported below)	190	108	18	316
Cost of equipment and products	228	—	24	252
Selling, general and administrative	341	81	14	436
Depreciation, amortization and accretion	161	60	4	225
(Gain) loss on asset disposals, net	3	2	—	5
Operating income (loss)	34	7	(8)	33
Equity in earnings of unconsolidated entities	38	—	—	38
Interest and dividend income	3	1	2	6
Interest expense	(51)	2	(13)	(62)
Income (loss) before income taxes	24	10	(19)	15
Income tax expense (benefit)	19	3	(7)	15
Net income (loss)	5	7	(12)	—
Add back:
Depreciation, amortization and accretion	161	60	4	225
(Gain) loss on asset disposals, net	3	2	—	5
Interest expense	51	(2)	13	62
Income tax expense (benefit)	19	3	(7)	15
Adjusted EBITDA[1]	$239	$70	$(2)	$307

Investments in unconsolidated entities	$457	$4	$39	$500
Total assets	$10,889	$3,219	$298	$14,406
Capital expenditures	$143	$132	$3	$278

Three Months Ended or as of June 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$783	$256	$25	$1,064
Equipment and product sales	244	—	41	285
Total operating revenues	1,027	256	66	1,349
Cost of services (excluding Depreciation, amortization and accretion reported below)	192	103	17	312
Cost of equipment and products	275	—	33	308
Selling, general and administrative	339	77	11	427
Depreciation, amortization and accretion	172	52	5	229
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	6	1	—	7
Operating income	40	23	—	63
Equity in earnings of unconsolidated entities	37	—	1	38
Interest and dividend income	3	—	2	5
Interest expense	(40)	2	(2)	(40)
Income before income taxes	40	25	1	66
Income tax expense	18	7	2	27
Net income (loss)	22	19	(2)	39
Add back:
Depreciation, amortization and accretion	172	52	5	229
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	6	1	—	7
Interest expense	40	(2)	2	40
Income tax expense	18	7	2	27
Adjusted EBITDA[1]	$261	$76	$8	$345

Investments in unconsolidated entities	$441	$4	$38	$483
Total assets	$11,003	$2,803	$436	$14,242
Capital expenditures	$268	$120	$3	$391

Six Months Ended or as of June 30, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,527	$510	$47	$2,084
Equipment and product sales	415	—	71	486
Total operating revenues	1,942	510	118	2,570
Cost of services (excluding Depreciation, amortization and accretion reported below)	372	212	38	622
Cost of equipment and products	480	—	58	538
Selling, general and administrative	686	162	28	876
Depreciation, amortization and accretion	330	119	7	456
(Gain) loss on asset disposals, net	13	3	—	16
Operating income (loss)	61	15	(14)	62
Equity in earnings of unconsolidated entities	82	—	—	82
Interest and dividend income	5	2	4	11
Interest expense	(99)	4	(21)	(116)
Other, net	—	1	—	1
Income (loss) before income taxes	49	21	(30)	40
Income tax expense (benefit)	29	5	(6)	28
Net income (loss)	20	15	(23)	12
Add back:
Depreciation, amortization and accretion	330	119	7	456
(Gain) loss on asset disposals, net	13	3	—	16
Interest expense	99	(4)	21	116
Income tax expense (benefit)	29	5	(6)	28
Adjusted EBITDA[1]	$491	$139	$(2)	$628

Capital expenditures	$351	$262	$8	$621

Six Months Ended or as of June 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,570	$507	$48	$2,125
Equipment and product sales	467	1	71	539
Total operating revenues	2,037	507	120	2,664
Cost of services (excluding Depreciation, amortization and accretion reported below)	377	199	35	611
Cost of equipment and products	533	—	57	590
Selling, general and administrative	663	150	24	837
Depreciation, amortization and accretion	342	106	8	456
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	8	1	—	9
Operating income (loss)	111	51	(4)	158
Equity in earnings of unconsolidated entities	82	—	1	83
Interest and dividend income	4	—	3	7
Interest expense	(73)	4	(3)	(72)
Income (loss) before income taxes	124	56	(4)	176
Income tax expense (benefit)	50	14	1	65
Net income (loss)	74	41	(4)	111
Add back:
Depreciation, amortization and accretion	342	106	8	456
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	8	1	—	9
Interest expense	73	(4)	3	72
Income tax expense (benefit)	50	14	1	65
Adjusted EBITDA[1]	$550	$159	$7	$716

Capital expenditures	$405	$225	$3	$633
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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified TDS that it was conducting inquiries of UScellular and TDS under the federal False Claims Act relating to UScellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. UScellular is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed TDS and UScellular that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. In March 2023, the District Court for the District of Columbia granted UScellular’s motions to dismiss the two actions. The private party plaintiffs have filed notices that they are appealing the district court’s decisions to grant the motions to dismiss. The appeals are pending before the U.S. Court of Appeals for the D.C. Circuit. TDS and UScellular believe that UScellular’s arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, TDS cannot predict the outcome of any proceeding.
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
Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2022, for additional information. Other than as described above, there have been no material changes to such information since December 31, 2022.

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2023.
The following table provides certain information with respect to all purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2023	170,090	$10.21	170,090	$132,817,719
May 1 - 31, 2023	85,000	$9.22	85,000	$132,034,150
June 1 - 30, 2023	—	$—	—	$132,034,150
Total for or as of the end of the quarter ended June 30, 2023	255,090	$9.88	255,090	$132,034,150

Exhibits

Exhibit Number	Description of Documents

Exhibit 10.1	Form of TDS 2022 Long-Term Incentive Plan 2023 Performance Share Award Agreement.

Exhibit 10.2	Form of TDS 2022 Long-Term Incentive Plan 2023 Restricted Stock Unit Award Agreement.

Exhibit 10.3
Form of UScellular 2022 Long-Term Incentive Plan 2023 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

Exhibit 10.4
Form of UScellular 2022 Long-Term Incentive Plan 2023 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

Exhibit 10.5	Addendum to Letter Agreement between UScellular and Laurent C. Therivel, is hereby incorporated by reference from Exhibit 10.1 to UScellular's Form 8-K filed on May 25, 2023.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	31	-	36
		Notes to Consolidated Financial Statements	40	-	52

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	28

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	Item 4.	Controls and Procedures	56

Part II.	Other Information

	Item 1.	Legal Proceedings	56

	Item1A.	Risk Factors	30

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

	Item 6.	Exhibits	58

Signatures			60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 4, 2023	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	August 4, 2023	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)