Form 10-Q
period 2023-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2023-11-03
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2023, is 106 million Common Shares, $.01 par value, and 7 million Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2023

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and nine months ended September 30, 2023, to the three and nine months ended September 30, 2022. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2022. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
TDS’ long-term strategy has been to re-invest the majority of its operating capital in its businesses to strengthen their competitive positions and financial performance, while also returning value to TDS shareholders primarily through the payment of a regular quarterly cash dividend.
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
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's initial 5G deployment has predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023, UScellular is continuing to invest in 5G with a focus on deployment of mid-band spectrum, which will largely overlap portions of areas already covered with low-band 5G service. 5G service deployed over mid-band spectrum will further enhance speed and capacity for UScellular's mobility and fixed wireless services.
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
Recent Development
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. During the three and nine months ended September 30, 2023, TDS incurred third-party expenses of $4 million related to the strategic alternatives review. At this time, TDS cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.

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
▪Alternative Connect America Cost Model (ACAM) – a USF support mechanism for certain carriers, which provides revenue support through 2028. This support comes with an obligation to build defined broadband speeds to a certain number of locations.
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
▪Enhanced Alternative Connect America Cost Model (E-ACAM) – a USF support mechanism for certain carriers, which provides revenue support through 2038. This support comes with an obligation to provide 100/20 Mbps service to a certain number of locations.
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

Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2023, to the three and nine months ended September 30, 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
(Dollars in millions)
Operating revenues
UScellular	$963	$1,083	(11)%	$2,906	$3,120	(7)%
TDS Telecom	256	256	—	767	763	—
All other[1]	59	53	10%	175	173	2%
Total operating revenues	1,278	1,392	(8)%	3,848	4,056	(5)%
Operating expenses
UScellular	906	1,098	(17)%	2,789	3,024	(8)%
TDS Telecom	256	246	4%	752	702	7%
All other[1]	68	59	15%	197	183	9%
Total operating expenses	1,230	1,403	(12)%	3,738	3,909	(4)%
Operating income (loss)
UScellular	57	(15)	N/M	117	96	22%
TDS Telecom	—	10	(98)%	15	61	(76)%
All other[1]	(9)	(6)	(52)%	(22)	(10)	N/M
Total operating income (loss)	48	(11)	N/M	110	147	(26)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	40	40	(1)%	122	123	(1)%
Interest and dividend income	5	4	50%	16	10	57%
Interest expense	(62)	(46)	(35)%	(178)	(118)	(49)%
Other, net	—	—	23%	1	1	25%
Total investment and other income (expense)	(17)	(2)	N/M	(39)	16	N/M

Income (loss) before income taxes	31	(13)	N/M	71	163	(57)%
Income tax expense (benefit)	27	(3)	N/M	55	62	(11)%

Net income (loss)	4	(10)	N/M	16	101	(84)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	4	(2)	N/M	10	14	(29)%
Net income (loss) attributable to TDS shareholders	—	(8)	94%	6	87	(93)%
TDS Preferred Share dividends	17	17	—	52	52	—
Net income (loss) attributable to TDS common shareholders	$(17)	$(25)	30%	$(46)	$35	N/M

Adjusted OIBDA (Non-GAAP)[2]	$283	$227	25%	$817	$853	(4)%
Adjusted EBITDA (Non-GAAP)[2]	$328	$271	21%	$956	$987	(3)%
Capital expenditures[3]	$285	$305	(7)%	$906	$938	(3)%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $14 million and $18 million for the three months ended September 30, 2023 and 2022, respectively and $52 million and $52 million for the nine months ended September 30, 2023 and 2022, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased for the three and nine months ended September 30, 2023 due primarily to interest rate increases on variable rate debt. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense increased for the three months ended September 30, 2023 due primarily to the increase in Income (loss) before income taxes.
Income tax expense decreased for the nine months ended September 30, 2023 due primarily to the decrease in Income (loss) before income taxes, partially offset by increases to state valuation allowances that reduce the net value of deferred tax assets.
In April 2023, TDS received a federal income tax refund of $57 million related to the 2020 net operating loss carryback enabled by the CARES Act.
Net income (loss) attributable to noncontrolling interests, net of tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
UScellular noncontrolling public shareholders’	$4	$(2)	$7	$10
Noncontrolling shareholders’ or partners’	—	—	3	4
Net income (loss) attributable to noncontrolling interests, net of tax	$4	$(2)	$10	$14
Net income (loss) attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income (loss), the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income (loss) and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

$1,000
$800
$600
$400
$200
$0
$-200
$271
$328
$4
$(10)
$987
$956
$101
$16
Q3 2022
Q3 2023
YTD 2022
YTD 2023
Net income (loss)
Adjusted EBITDA*

Three Months Ended
Net income (loss) increased due primarily to lower operating expenses, partially offset by lower operating revenues and higher interest and income tax expenses. Adjusted EBITDA increased due primarily to lower operating expenses, partially offset by lower operating revenues.
Nine Months Ended
Net income (loss) decreased due primarily to lower operating revenues and higher interest expense, partially offset by lower operating expenses. Adjusted EBITDA decreased due primarily to lower operating revenues, partially offset by lower operating expenses.
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

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.6 million retail connections including approximately 4.2 million postpaid and 0.5 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,500 associates
▪Owns 4,356 towers
▪Operates 6,973 cell sites in service

Operational Overview — UScellular

As of September 30,	2023	2022
Retail Connections – End of Period
Postpaid	4,159,000	4,264,000
Prepaid	462,000	493,000
Total	4,621,000	4,757,000

	Q3 2023	Q3 2022	Q3 2023 vs. Q3 2022	YTD 2023	YTD 2022	YTD 2023 vs. YTD 2022
Postpaid Activity and Churn
Gross Additions
Handsets	84,000	107,000	(21)%	260,000	292,000	(11)%
Connected Devices	44,000	44,000	—	129,000	113,000	14%
Total Gross Additions	128,000	151,000	(15)%	389,000	405,000	(4)%
Net Additions (Losses)
Handsets	(38,000)	(22,000)	(73)%	(92,000)	(89,000)	(3)%
Connected Devices	3,000	(9,000)	N/M	4,000	(26,000)	N/M
Total Net Additions (Losses)	(35,000)	(31,000)	(13)%	(88,000)	(115,000)	23%
Churn
Handsets	1.11%	1.15%		1.06%	1.12%
Connected Devices	2.64%	3.40%		2.69%	2.94%
Total Churn	1.30%	1.42%		1.26%	1.34%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three and nine months ended September 30, 2023, when compared to the same period last year due to aggressive industry-wide competition.
Total postpaid connected device net additions increased for the three and nine months ended September 30, 2023, when compared to the same period last year due primarily to higher demand for fixed wireless home internet as well as decreases in tablet and mobile hotspot churn.
Postpaid Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Average Revenue Per User (ARPU)	$51.11	$50.21	2%	$50.81	$49.99	2%
Average Revenue Per Account (ARPA)	$130.91	$130.27	—	$130.64	$130.20	—
Postpaid ARPU increased for the three months ended September 30, 2023, when compared to the same period last year, due to a decrease in promotional discounts, favorable plan and product offering mix, and an increase in device protection plan revenues.
Postpaid ARPU increased for the nine months ended September 30, 2023, when compared to the same period last year, due to favorable plan and product offering mix and an increase in device protection plan revenues, partially offset by an increase in promotional discounts.
Postpaid ARPA was relatively flat for the three and nine months ended September 30, 2023, when compared to the same period last year, due to the impacts to Postpaid ARPU, offset by a decrease in the number of connections per account.

Financial Overview — UScellular
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2023, to the three and nine months ended September 30, 2022.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
(Dollars in millions)
Retail service	$687	$696	(1)%	$2,065	$2,098	(2)%
Inbound roaming	8	17	(53)%	25	56	(55)%
Other	67	68	(1)%	199	197	1%
Service revenues	762	781	(2)%	2,289	2,351	(3)%
Equipment sales	201	302	(33)%	617	769	(20)%
Total operating revenues	963	1,083	(11)%	2,906	3,120	(7)%

System operations (excluding Depreciation, amortization and accretion reported below)	185	197	(6)%	557	574	(3)%
Cost of equipment sold	228	354	(36)%	708	887	(20)%
Selling, general and administrative	333	369	(10)%	1,020	1,032	(1)%
Depreciation, amortization and accretion	159	177	(10)%	490	520	(6)%
Loss on impairment of licenses	—	—	—	—	3	N/M
(Gain) loss on asset disposals, net	1	1	(33)%	14	9	62%
(Gain) loss on sale of business and other exit costs, net	—	—	85%	—	(1)	N/M
Total operating expenses	906	1,098	(17)%	2,789	3,024	(8)%

Operating income (loss)	$57	$(15)	N/M	$117	$96	22%

Net income (loss)	$23	$(12)	N/M	$43	$62	(30)%
Adjusted OIBDA (Non-GAAP)[1]	$220	$163	35%	$624	$627	(1)%
Adjusted EBITDA (Non-GAAP)[1]	$263	$205	28%	$753	$754	—
Capital expenditures[2]	$111	$136	(18)%	$462	$541	(15)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2023 and 2022
(Dollars in millions)
Operating Revenues
Nine Months Ended September 30, 2023 and 2022
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three and nine months ended September 30, 2023, primarily as result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues decreased for the three and nine months ended September 30, 2023, primarily driven by lower data revenues resulting from lower rates. UScellular expects inbound roaming revenues to continue to decline for the remainder of 2023 relative to prior year levels, due primarily to continued reductions in roaming rates.
Equipment sales revenues decreased for the three and nine months ended September 30, 2023, due primarily to a decline in smartphone upgrades and gross additions.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable companies operating as mobile virtual network operators (MVNOs). UScellular expects promotional aggressiveness by traditional carriers and pricing pressures from cable companies to continue into the foreseeable future. Operating revenues and Operating income have been negatively impacted in current and prior periods, and may be negatively impacted in future periods, by competitive promotional offers to new and existing customers.

Total operating expenses
Total operating expenses for the nine months ended September 30, 2023 include $9 million of severance and related expenses associated with a reduction in workforce that was recorded in the first quarter of 2023. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
Systems operations expenses
System operations expenses decreased for the three and nine months ended September 30, 2023, due primarily to decreases in roaming and customer usage expenses, partially offset by an increase in maintenance, utility, and cell site expenses. UScellular expects roaming expenses to continue to decline for the remainder of 2023 relative to prior year levels, due primarily to continued reductions in roaming rates.
Cost of equipment sold
Cost of equipment sold decreased for the three and nine months ended September 30, 2023, due primarily to a decline in smartphone upgrades and gross additions.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three months ended September 30, 2023, due primarily to decreases in bad debts expense, employee-related expenses, commissions, and advertising expense.
Selling, general and administrative expenses decreased for the nine months ended September 30, 2023 due primarily to decreases in bad debts expense and commissions, partially offset by an increase in advertising expense.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expenses decreased for the three and nine months ended September 30, 2023 due primarily to enhancements that extended the useful life of a software platform.

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom owns, operates and invests in high-quality networks, services and products in a mix of small to mid-sized urban, suburban and rural communities throughout the United States. TDS Telecom is a wholly-owned subsidiary of TDS and provides a wide range of broadband, video and voice communications services to residential, commercial and wholesale customers, with the constant focus on delivering superior customer service.

OPERATIONS

TDS Telecom headquarters, Madison, WI
TDS Telecom operations

▪Serves 1.2 million connections in 32 states
▪Employs approximately 3,600 associates

Operational Overview — TDS Telecom
Total Service Address Mix
As of September 30,

TDS Telecom increased its service addresses 11% from a year ago to 1.6 million as of September 30, 2023 through network expansion.

TDS Telecom offers 1Gig+ service to 69% of its total footprint as of September 30, 2023, compared to 64% a year ago.

As of September 30,	2023	2022	2023 vs. 2022
Residential connections
Broadband
Wireline, Incumbent	248,800	252,600	(2)%
Wireline, Expansion	79,400	49,400	61%
Cable	204,400	204,500	—
Total Broadband	532,600	506,500	5%
Video	132,400	136,600	(3)%
Voice	284,000	295,500	(4)%
Total Residential Connections	949,000	938,600	1%
Commercial connections	217,400	242,800	(10)%
Total connections	1,166,400	1,181,400	(1)%
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connections declines, partially offset by broadband connection growth.
A majority of TDS Telecom's residential customers take advantage of bundling options as 58% of customers subscribe to more than one service.

Residential Broadband Connections by Speed
As of September 30,
Residential broadband customers continue to choose higher speeds with 75% taking speeds of 100 Mbps or greater and 14% choosing 1Gig+.

Residential Revenue per Connection

Total residential revenue per connection increased 3% and 4% for the three and nine months ended September 30, 2023, respectively, due to price increases and product mix changes, partially offset by promotional activity.

Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2023, to the three and nine months ended September 30, 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
(Dollars in millions)
Residential
Wireline, Incumbent	$89	$89	—	$264	$262	1%
Wireline, Expansion	20	13	56%	52	35	50%
Cable	68	68	—	204	203	1%
Total residential	177	170	4%	521	500	4%
Commercial	38	43	(12)%	118	130	(10)%
Wholesale	42	43	(3)%	127	132	(4)%
Total service revenues	256	256	—	766	763	—
Equipment revenues	—	—	12%	1	1	(9)%
Total operating revenues	256	256	—	767	763	—

Cost of services (excluding Depreciation, amortization and accretion reported below)	107	109	(2)%	319	308	4%
Cost of equipment and products	—	—	(7)%	—	1	(9)%
Selling, general and administrative	82	81	1%	244	231	6%
Depreciation, amortization and accretion	61	53	16%	180	158	14%
(Gain) loss on asset disposals, net	6	3	87%	8	4	100%
Total operating expenses	256	246	4%	752	702	7%

Operating income	$—	$10	(98)%	$15	$61	(76)%

Net income	$4	$10	(62)%	$19	$51	(63)%
Adjusted OIBDA (Non-GAAP)[1]	$67	$66	2%	$203	$224	(9)%
Adjusted EBITDA (Non-GAAP)[1]	$68	$66	3%	$207	$226	(8)%
Capital expenditures[2]	$172	$166	3%	$434	$391	11%
Numbers may not foot due to rounding.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2023 and 2022
(Dollars in millions)
Numbers may not foot due to rounding.

Operating Revenues
Nine Months Ended September 30, 2023 and 2022
(Dollars in millions)

Residential revenues consist of:
•Broadband services
•Video services, including IPTV, traditional cable programming and satellite offerings
•Voice services
Commercial revenues consist of:
•High-speed and dedicated business internet services
•Video services
•Voice services
Wholesale revenues consist of:
•Network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom's networks
•Federal and state regulatory support, including ACAM

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three and nine months ended September 30, 2023, due primarily to price increases and growth in broadband connections, partially offset by promotional activity and a decline in video and voice connections.

Commercial revenues decreased for the three and nine months ended September 30, 2023, due primarily to declining connections in CLEC markets.

Cost of services
Cost of services decreased for the three months ended September 30, 2023, due primarily to a decrease in cost to provide legacy service and lower plant and maintenance costs, partially offset by higher video programming costs.

Cost of services increased for the nine months ended September 30, 2023, due primarily to higher employee-related expenses, plant and maintenance costs, and information processing costs.

Selling, general and administrative
Selling, general and administrative expenses increased for the three months ended September 30, 2023, due primarily to increases to support current and future growth, including information processing costs and operating taxes, partially offset by lower regulatory fees and employee-related expenses.

Selling, general and administrative expenses increased for the nine months ended September 30, 2023, due primarily to increases to support current and future growth, including employee-related expenses, advertising and marketing expenses, and information processing costs.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three and nine months ended September 30, 2023, due primarily to increased capital expenditures on new fiber assets and customer premise equipment.

Liquidity and Capital Resources
Sources of Liquidity
TDS and its subsidiaries operate capital-intensive businesses. TDS incurred negative free cash flow in the nine months ended September 30, 2023, has incurred negative free cash flow in prior periods, and expects to continue to incur negative free cash flow in future periods. In the past, TDS’ existing cash and investment balances, funds available under its financing agreements, preferred share offerings, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets, pay dividends and to fund acquisitions. There is no assurance that this will be the case in the future.
TDS believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its day-to-day operating needs and debt service requirements.
TDS may require substantial additional capital for, among other uses, acquisitions of providers of telecommunications services, wireless spectrum license acquisitions, capital expenditures, agreements to purchase goods or services, leases, repurchases of shares, payment of dividends, or making additional investments, including new technologies and fiber deployments. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, or to divest assets in order to fund potential expenditures. TDS' liquidity would be adversely affected if it is unable to obtain short or long-term financing on acceptable terms.
TDS will continue to monitor the rapidly changing business and market conditions and is taking and intends to take appropriate actions, as necessary, to meet its liquidity needs, including reducing its planned capital expenditures in future years. Specifically, TDS Telecom has elected to slow the pace of its fiber deployment and reduce or defer planned capital expenditures as a means to lower its funding needs.
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

In addition to Cash and cash equivalents, TDS and UScellular had available undrawn borrowing capacity (taking into account debt covenant restrictions) from the following debt facilities at September 30, 2023. See the Financing section below for further details.

	TDS	UScellular
(Dollars in millions)
Revolving Credit Agreement	$399	$300
Receivables Securitization Agreement	—	445
Repurchase Agreement	—	200
Total undrawn borrowing capacity	399	945
Debt covenant restrictions	—	200
Total available undrawn borrowing capacity	$399	$745
Financing
Revolving Credit Agreements
TDS has a revolving credit agreement with maximum borrowing capacity of $400 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the nine months ended September 30, 2023, TDS borrowed and repaid $265 million under the agreement. As of September 30, 2023, there were no outstanding borrowings under the agreement, except for letters of credit, and the unused borrowing capacity was $399 million.
Export Credit Financing Agreement
TDS has a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. During the nine months ended September 30, 2023, TDS borrowed $100 million under the agreement. As of September 30, 2023, the outstanding borrowings under the agreement were $150 million, which is the full amount available under the agreement with repayment due in December 2027.
Secured Term Loan
In September 2023, TDS entered into a $300 million senior secured term loan credit agreement. The maturity date of the agreement is the earlier of (i) September 2026 and (ii) the date that is 91 days prior to the scheduled maturity date of TDS' existing revolving credit agreement (which maturity date is currently July 2026). During the nine months ended September 30, 2023, TDS borrowed the full amount of $300 million available under the agreement.
This term loan is secured by a perfected security interest in certain assets of TDS, including 26 million common shares in UScellular, TDS' equity interest in certain wholly-owned subsidiaries, and all or substantially all of TDS' personal property that does not constitute equity interests. This term loan is also secured by a perfected security interest in certain assets of certain wholly-owned subsidiaries of TDS that are also guarantors, including without limitation and subject to customary exceptions, equity interests in certain wholly-owned subsidiaries of such subsidiaries and all or substantially all of the personal property of such guarantor subsidiaries that does not consist of equity interests. This agreement includes representations and warranties, covenants, events of default and other terms and conditions that are substantially similar to TDS' existing term loan and revolving credit agreements or otherwise customary for similar secured credit facilities.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In September 2023, UScellular amended the agreement to extend the maturity date to September 2025. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to Secured Overnight Financing Rate (SOFR)) plus 1.15%. During the nine months ended September 30, 2023, UScellular borrowed $115 million and repaid $385 million under the agreement. As of September 30, 2023, the outstanding borrowings under the agreement were $5 million and the unused borrowing capacity was $445 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
Subsequent to September 30, 2023, UScellular borrowed $150 million under the receivables securitization agreement.
Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), has a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. During the nine months ended September 30, 2023, the repo subsidiary repaid $60 million under the agreement. As of September 30, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million, which is restricted from being borrowed against due to covenants within the TDS and UScellular credit agreements that limit secured borrowings on an enterprise-wide basis.

Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. In March 2023, the agreements were amended to require TDS and UScellular to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe that they were in compliance as of September 30, 2023 with all such financial covenants.
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
Following the announcement on August 4, 2023 related to the review of strategic alternatives for UScellular, Standard & Poor's placed the BB issuer credit rating for TDS on CreditWatch with developing implications. Per the release, this action reflects the potential for a higher or lower rating depending on the outcome of the UScellular strategic alternatives review. Further, Standard & Poor's indicated they expect to resolve the CreditWatch placement once they have sufficient information following the conclusion of the strategic review process. At the same time, Moody's issued a release indicating that TDS' Ba1 issuer credit rating is not immediately impacted given the uncertainty around potential outcomes. Fitch Ratings did not issue a public statement.
In October 2023, Moody's re-affirmed its Ba1 rating and stable outlook for the TDS and UScellular issuer credit ratings.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2023 and 2022, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the nine months ended September 30, 2023 and 2022, were $462 million and $541 million, respectively.
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

TDS Telecom’s capital expenditures for the nine months ended September 30, 2023 and 2022, were $434 million and $391 million, respectively.
Capital expenditures for the full year 2023 are expected to be approximately $550 million. Due to liquidity constraints, capital expenditures in future years may be substantially lower than 2023. These expenditures are expected to be used principally for the following purposes:
▪Continue to expand fiber deployment in expansion and incumbent markets;
▪Support broadband growth and success-based spending; and
▪Maintain and enhance existing infrastructure including build-out requirements of state broadband and ACAM programs.

TDS is financing its capital expenditures for 2023 using primarily Cash flows from operating activities, existing cash balances and additional debt financing from its existing agreements and/or other forms of available financing.
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

Common Share Repurchase Programs
During the nine months ended September 30, 2023, TDS repurchased 545,990 Common Shares for $6 million at an average cost per share of $10.09. There were no share repurchases during the three months ended September 30, 2023. As of September 30, 2023, the maximum dollar value of TDS Common Shares that may yet be repurchased under TDS’ program was $132 million. For additional information related to the current TDS repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, TDS may need to delay or reduce certain investments, dividend payments or sell assets. Refer to Liquidity and Capital Resources within this MD&A for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS' cash flow activities for the nine months ended September 30, 2023 and 2022.
2023 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $106 million. Net cash provided by operating activities was $923 million due to net income of $16 million adjusted for non-cash items of $727 million, distributions received from unconsolidated entities of $97 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $83 million. The working capital changes were primarily driven by reduced inventory and receivable balances and a federal income tax refund of $57 million received during the second quarter of 2023, partially offset by timing of vendor payments and payment of associate bonuses.
Cash flows used for investing activities were $922 million, due primarily to payments for property, plant and equipment of $906 million.
Cash flows used for financing activities were $107 million, due primarily to $385 million in repayments on the UScellular receivables securitization agreement, $265 million in repayments on the TDS revolving credit agreement, a $60 million repayment on the UScellular EIP receivables repurchase agreement, the payment of $114 million in dividends and cash paid for software license agreements of $29 million. These were partially offset by $300 million borrowed under the TDS secured term loan agreement, $265 million borrowed under the TDS revolving credit agreement, $115 million borrowed under the UScellular receivables securitization agreement and $100 million borrowed under the TDS export credit agreement.
2022 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $67 million. Net cash provided by operating activities was $901 million due to net income of $101 million adjusted for non-cash items of $768 million, distributions received from unconsolidated entities of $100 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which decreased net cash by $68 million. The working capital changes were primarily driven by an increase in inventory and receivable balances and the timing of vendor payments, partially offset by a federal income tax refund of $125 million received during the first quarter of 2022.
Cash flows used for investing activities were $1,408 million, which included payments for property, plant and equipment of $794 million and payments for wireless spectrum licenses of $575 million. Cash payments for property, plant and equipment were lower than the total capital expenditures in the nine months ended September 30, 2022 due primarily to future obligations of certain software license agreements that are recorded as current year capital expenditures but are paid over time.
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
Inventory, net
Inventory, net decreased $87 million due primarily to efforts to reduce inventory on hand which was elevated to support holiday promotions and ensure adequate device supply.
Income taxes receivable
Income taxes receivable decreased $56 million due primarily to a federal income tax refund received in the second quarter of 2023 related to the 2020 net operating loss carryback enabled by the CARES Act.
Accrued compensation
Accrued compensation decreased $34 million due primarily to associate bonus payments in March 2023.
Other current liabilities
Other current liabilities decreased $201 million due primarily to a decrease in the short-term accrual for Auction 107 relocation fees which were invoiced during the three months ended September 30, 2023 and reclassified to Accounts payable, as well as repayments on the UScellular EIP receivables repurchase agreement.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of UScellular, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income (loss) and Operating income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS - CONSOLIDATED	2023	2022	2023	2022
(Dollars in millions)
Net income (loss) (GAAP)	$4	$(10)	$16	$101
Add back:
Income tax expense (benefit)	27	(3)	55	62
Interest expense	62	46	178	118
Depreciation, amortization and accretion	225	234	681	691
EBITDA (Non-GAAP)	318	267	930	972
Add back or deduct:
Expenses related to strategic alternatives review	4	—	4	—
Loss on impairment of licenses	—	—	—	3
(Gain) loss on asset disposals, net	6	4	22	13
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Adjusted EBITDA (Non-GAAP)	328	271	956	987
Deduct:
Equity in earnings of unconsolidated entities	40	40	122	123
Interest and dividend income	5	4	16	10
Other, net	—	—	1	1
Adjusted OIBDA (Non-GAAP)	283	227	817	853
Deduct:
Depreciation, amortization and accretion	225	234	681	691
Expenses related to strategic alternatives review	4	—	4	—
Loss on impairment of licenses	—	—	—	3
(Gain) loss on asset disposals, net	6	4	22	13
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Operating income (loss) (GAAP)	$48	$(11)	$110	$147

	Three Months Ended September 30,		Nine Months Ended September 30,
UScellular	2023	2022	2023	2022
(Dollars in millions)
Net income (loss) (GAAP)	$23	$(12)	$43	$62
Add back:
Income tax expense (benefit)	27	(3)	56	46
Interest expense	50	42	147	115
Depreciation, amortization and accretion	159	177	490	520
EBITDA (Non-GAAP)	259	204	736	743
Add back or deduct:
Expenses related to strategic alternatives review	3	—	3	—
Loss on impairment of licenses	—	—	—	3
(Gain) loss on asset disposals, net	1	1	14	9
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Adjusted EBITDA (Non-GAAP)	263	205	753	754
Deduct:
Equity in earnings of unconsolidated entities	40	40	121	122
Interest and dividend income	3	2	8	5
Adjusted OIBDA (Non-GAAP)	220	163	624	627
Deduct:
Depreciation, amortization and accretion	159	177	490	520
Expenses related to strategic alternatives review	3	—	3	—
Loss on impairment of licenses	—	—	—	3
(Gain) loss on asset disposals, net	1	1	14	9
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Operating income (loss) (GAAP)	$57	$(15)	$117	$96

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS TELECOM	2023	2022	2023	2022
(Dollars in millions)
Net income (GAAP)	$4	$10	$19	$51
Add back:
Income tax expense	—	3	6	18
Interest expense	(2)	(2)	(6)	(5)
Depreciation, amortization and accretion	61	53	180	158
EBITDA (Non-GAAP)	63	63	199	222
Add back or deduct:
(Gain) loss on asset disposals, net	6	3	8	4
Adjusted EBITDA (Non-GAAP)	68	66	207	226
Deduct:
Interest and dividend income	1	1	3	1
Other, net	—	—	1	1
Adjusted OIBDA (Non-GAAP)	67	66	203	224
Deduct:
Depreciation, amortization and accretion	61	53	180	158
(Gain) loss on asset disposals, net	6	3	8	4
Operating income (GAAP)	$—	$10	$15	$61
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

	Nine Months Ended September 30,
	2023	2022
(Dollars in millions)
Cash flows from operating activities (GAAP)	$923	$901
Cash paid for additions to property, plant and equipment	(906)	(794)
Cash paid for software license agreements	(29)	(5)
Free cash flow (Non-GAAP)	$(12)	$102

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
Regulatory Matters
Spectrum Auctions
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $179 million in total from 2021 through 2025 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $17 million, $8 million and $36 million related to the additional costs for the nine months ended September 30, 2023, the year ended December 31, 2022 and the year ended December 31, 2021, respectively. In October 2023, UScellular paid invoices totaling $105 million. UScellular received full access to the spectrum in the third quarter of 2023.
5G Fund
On October 27, 2020, the FCC adopted rules creating the 5G Fund for Rural America, which will distribute up to $9 billion over ten years to bring 5G wireless broadband connectivity to rural America. The 5G Fund will be implemented through a two-phase competitive process, using multiround auctions to award support. The winning bidders will be required to meet certain minimum speed requirements and interim and final deployment milestones. The order provides that the 5G Fund be in lieu of the previously proposed fund (the Phase II Connect America Mobility Fund) for the development of 4G LTE. The order also provides that over time a growing percentage of the legacy support a carrier receives must be used for 5G deployment. On September 22, 2023, the FCC adopted a Further Notice of Proposed Rulemaking (FNPRM) to continue implementation of the 5G Fund. The FCC sought comment on, among other things, the definition of areas eligible for 5G Fund support, adjustment factors and metrics used to identify winning bids, and the potential inclusion of cybersecurity and supply chain management requirements for those receiving 5G Fund support.
UScellular cannot predict at this time when the 5G Fund auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the 5G Fund auction will provide opportunities to UScellular to offset any loss in existing support.
FCC Enhanced Alternative Connect America Cost Model (E-ACAM)
On July 24, 2023, the FCC released an order adopting the E-ACAM program for the purpose of supporting widespread deployment of 100/20 Mbps service speeds in eligible rural areas. The program is offered and extended to carriers currently receiving ACAM or legacy rate-of-return support.
On September 28, 2023, TDS Telecom notified the FCC of its decision to accept 24 of the 25 state offers received for E-ACAM support. The enhanced program requires TDS Telecom to deploy high-speed internet to approximately 270,000 locations. Starting in 2024, TDS Telecom expects to receive support of approximately $90 million per year for 15 years in exchange for meeting the 100/20 Mbps service requirement. The support replaces the prior ACAM program support received for the 24 states where TDS Telecom has wireline operations. On October 30, 2023, the Wireline Competition Bureau issued a public notice authorizing the Universal Service Administrative Company to disburse the appropriate amounts. TDS Telecom will incur capital expenditures over the next several years to meet its obligations to serve the required locations with 100/20 Mbps service.

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
▪TDS has entered into a new Senior Secured Credit Agreement that imposes certain restrictions on its business and operations that may affect its ability to operate its business and make payments on its indebtedness.
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
▪TDS and UScellular have initiated a process to explore a range of strategic alternatives for UScellular and there can be no assurance that any strategic alternative will be successfully identified or completed, that any such strategic alternative will result in additional value for TDS and its shareholders, or that the process will not have an adverse impact on TDS' business or financial statements.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2022, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2022, may not be the only risks that could affect TDS. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results. The following additional risk factors should be read in conjunction with the risk factors previously disclosed in TDS’ Form 10-K for the year ended December 31, 2022.
TDS and UScellular have initiated a process to explore a range of strategic alternatives for UScellular and there can be no assurance that any strategic alternative will be successfully identified or completed, that any such strategic alternative will result in additional value for TDS and its shareholders, or that the process will not have an adverse impact on TDS' business or financial statements.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. This comprehensive process could result in a diversion of management's attention from TDS' existing business; a failure to achieve financial and operating objectives; the incurrence of significant expenses; the failure to retain key personnel, customers, business partners or contracts; and volatility in TDS' stock price. There can be no assurance that such comprehensive process will result in any strategic alternative of any kind being successfully identified or completed or that the process will not have an adverse impact on TDS' business or financial statements.
TDS does not intend to discuss or disclose developments with respect to the process unless it determines further disclosure is appropriate or required.
TDS has entered into a new Senior Secured Credit Agreement that imposes certain restrictions on its business and operations that may affect its ability to operate its business and make payments on its indebtedness.
TDS entered into a senior secured credit agreement on September 28, 2023 (the Senior Secured Credit Agreement). The Senior Secured Credit Agreement provides TDS with a $300 million secured term loan credit facility for general corporate purposes. Pursuant to the Senior Secured Credit Agreement, TDS granted a perfected security interest in certain assets of TDS, including, without limitation, and subject to customary exceptions, (i) 26,417,915 fully paid and nonassessable Common Shares, par value $1 per share, of UScellular, (ii) equity interests in certain wholly-owned subsidiaries of TDS and (iii) all or substantially all of TDS’ personal property that does not constitute equity interests. The Senior Secured Credit Agreement is also secured by a perfected security interest in certain assets of certain wholly-owned subsidiaries of TDS that are also guarantors of the indebtedness incurred under the Senior Secured Credit Agreement, including, without limitation, and subject to customary exceptions, (i) equity interests in certain wholly-owned subsidiaries of such subsidiaries and (ii) all or substantially all of the personal property of such guarantor subsidiaries that does not consist of equity interests.
The Senior Secured Credit Agreement includes representations and warranties, covenants, events of default and other terms and conditions that are substantially similar to TDS’ existing term loan and revolving credit agreements. Under the Senior Secured Credit Agreement, TDS is required to comply with certain financial covenants. Depending on the actual financial performance of TDS, there is a risk that TDS could fail to satisfy the required financial covenants. A failure to comply with the financial covenants in the Senior Secured Credit Agreement could result in an event of default, which, if not cured or waived could have a material adverse effect on TDS' business, financial condition, and profitability. Upon the occurrence and during the continuance of an event of default under the Senior Secured Credit Agreement, the lenders and certain parties to the Senior Secured Credit Agreement may require all borrowings outstanding under the Senior Secured Credit Agreement to be due and payable. Further, upon the occurrence of and during the continuance of an event of default, such parties may exercise remedies with respect to the collateral securing the Senior Secured Credit Agreement, which remedies may include foreclosing upon, credit bidding and/or liquidating such collateral. If TDS' indebtedness were to be accelerated, there can be no assurance that the assets would be sufficient to repay such indebtedness in full.

Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of September 30, 2023, approximately 50% of TDS' long-term debt was in fixed-rate senior notes and approximately 50% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at September 30, 2023.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2023	$5	7.3%
2024	26	7.2%
2025	26	7.2%
2026	576	7.2%
2027	319	7.0%
Thereafter	2,982	6.5%
Total	$3,934	6.7%
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
2Represents the weighted average stated interest rates at September 30, 2023, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2023.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,043	$1,061	$3,128	$3,186
Equipment and product sales	235	331	720	870
Total operating revenues	1,278	1,392	3,848	4,056

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	311	326	933	936
Cost of equipment and products	256	377	794	967
Selling, general and administrative	432	462	1,308	1,300
Depreciation, amortization and accretion	225	234	681	691
Loss on impairment of licenses	—	—	—	3
(Gain) loss on asset disposals, net	6	4	22	13
(Gain) loss on sale of business and other exit costs, net	—	—	—	(1)
Total operating expenses	1,230	1,403	3,738	3,909

Operating income (loss)	48	(11)	110	147

Investment and other income (expense)
Equity in earnings of unconsolidated entities	40	40	122	123
Interest and dividend income	5	4	16	10
Interest expense	(62)	(46)	(178)	(118)
Other, net	—	—	1	1
Total investment and other income (expense)	(17)	(2)	(39)	16

Income (loss) before income taxes	31	(13)	71	163
Income tax expense (benefit)	27	(3)	55	62
Net income (loss)	4	(10)	16	101
Less: Net income (loss) attributable to noncontrolling interests, net of tax	4	(2)	10	14
Net income (loss) attributable to TDS shareholders	—	(8)	6	87
TDS Preferred Share dividends	17	17	52	52
Net income (loss) attributable to TDS common shareholders	$(17)	$(25)	$(46)	$35

Basic weighted average shares outstanding	113	114	113	114
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.16)	$(0.22)	$(0.41)	$0.31

Diluted weighted average shares outstanding	113	114	113	115
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.16)	$(0.22)	$(0.41)	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Net income (loss)	$4	$(10)	$16	$101
Net change in accumulated other comprehensive income related to retirement plan
Amounts included in net periodic benefit cost for the period
Amortization of prior service cost and unrecognized net gain	—	1	—	2
Comprehensive income (loss)	4	(9)	16	103
Less: Net income (loss) attributable to noncontrolling interests, net of tax	4	(2)	10	14
Comprehensive income (loss) attributable to TDS shareholders	$—	$(7)	$6	$89
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
(Dollars in millions)
Cash flows from operating activities
Net income	$16	$101
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	681	691
Bad debts expense	77	98
Stock-based compensation expense	27	32
Deferred income taxes, net	38	48
Equity in earnings of unconsolidated entities	(122)	(123)
Distributions from unconsolidated entities	97	100
Loss on impairment of licenses	—	3
(Gain) loss on asset disposals, net	22	13
(Gain) loss on sale of business and other exit costs, net	—	(1)
Other operating activities	4	7
Changes in assets and liabilities from operations
Accounts receivable	11	(59)
Equipment installment plans receivable	20	(131)
Inventory	87	(74)
Accounts payable	(36)	16
Customer deposits and deferred revenues	(15)	30
Accrued taxes	72	136
Accrued interest	8	10
Other assets and liabilities	(64)	4
Net cash provided by operating activities	923	901

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(906)	(794)
Cash paid for intangible assets	(24)	(603)
Other investing activities	8	(11)
Net cash used in investing activities	(922)	(1,408)

Cash flows from financing activities
Issuance of long-term debt	781	1,027
Repayment of long-term debt	(664)	(330)
Issuance of short-term debt	—	110
Repayment of short-term debt	(60)	(50)
TDS Common Shares reissued for benefit plans, net of tax payments	(3)	(4)
UScellular Common Shares reissued for benefit plans, net of tax payments	(6)	(5)
Repurchase of TDS Common Shares	(6)	(25)
Repurchase of UScellular Common Shares	—	(28)
Dividends paid to TDS shareholders	(114)	(114)
Distributions to noncontrolling interests	(2)	(3)
Cash paid for software license agreements	(29)	(5)
Other financing activities	(4)	1
Net cash provided by (used in) financing activities	(107)	574

Net increase (decrease) in cash, cash equivalents and restricted cash	(106)	67

Cash, cash equivalents and restricted cash
Beginning of period	399	414
End of period	$293	$481
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2023	December 31, 2022
(Dollars in millions)
Current assets
Cash and cash equivalents	$256	$360
Accounts receivable
Customers and agents, less allowances of $66 and $74, respectively	988	1,069
Other, less allowances of $3 and $3, respectively	93	112
Inventory, net	181	268
Prepaid expenses	99	102
Income taxes receivable	3	59
Other current assets	60	58
Total current assets	1,680	2,028

Assets held for sale	16	26

Licenses	4,700	4,699

Goodwill	547	547

Other intangible assets, net of accumulated amortization of $111 and $112, respectively	188	204

Investments in unconsolidated entities	520	495

Property, plant and equipment
In service and under construction	15,497	14,971
Less: Accumulated depreciation and amortization	10,499	10,211
Property, plant and equipment, net	4,998	4,760

Operating lease right-of-use assets	988	995

Other assets and deferred charges	777	796

Total assets[1]	$14,414	$14,550
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2023	December 31, 2022
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$24	$19
Accounts payable	550	506
Customer deposits and deferred revenues	270	285
Accrued interest	20	12
Accrued taxes	51	46
Accrued compensation	110	144
Short-term operating lease liabilities	147	146
Other current liabilities	155	356
Total current liabilities	1,327	1,514

Deferred liabilities and credits
Deferred income tax liability, net	1,003	969
Long-term operating lease liabilities	896	908
Other deferred liabilities and credits	819	813

Long-term debt, net	3,840	3,731

Commitments and contingencies

Noncontrolling interests with redemption features	12	12

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 113 shares (7 Series A Common and 106 Common Shares) and 112 shares (7 Series A Common and 105 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,544	2,551
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, .0444 shares outstanding (.0168 Series UU and .0276 Series VV)	1,074	1,074
Treasury shares, at cost, 20 and 21 Common Shares, respectively	(465)	(481)
Accumulated other comprehensive income	5	5
Retained earnings	2,567	2,699
Total TDS shareholders' equity	5,726	5,849

Noncontrolling interests	791	754

Total equity	6,517	6,603

Total liabilities and equity[1]	$14,414	$14,550
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of September 30, 2023 and December 31, 2022, include assets held by consolidated variable interest entities (VIEs) of $1,234 million and $1,236 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of September 30, 2023 and December 31, 2022, include certain liabilities of consolidated VIEs of $21 million and $23 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 10 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
June 30, 2023	$1	$2,532	$1,074	$(466)	$5	$2,606	$5,752	$785	$6,537
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	6	6
TDS Common and Series A Common share dividends ($0.185 per share)	—	—	—	—	—	(21)	(21)	—	(21)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Dividend reinvestment plan	—	—	—	1	—	(1)	—	—	—
Incentive and compensation plans	—	6	—	—	—	—	6	—	6
Adjust investment in subsidiaries for issuances and other compensation plans	—	6	—	—	—	—	6	1	7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
September 30, 2023	$1	$2,544	$1,074	$(465)	$5	$2,567	$5,726	$791	$6,517

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
June 30, 2022	$1	$2,511	$1,074	$(463)	$6	$2,810	$5,939	$804	$6,743
Net income (loss) attributable to TDS common shareholders	—	—	—	—	—	(8)	(8)	—	(8)
Net income (loss) attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	1	—	1	—	1
TDS Common and Series A Common share dividends ($0.180 per share)	—	—	—	—	—	(21)	(21)	—	(21)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Repurchase of Common Shares	—	—	—	(5)	—	—	(5)	—	(5)
Dividend reinvestment plan	—	1	—	—	—	(1)	—	—	—
Incentive and compensation plans	—	5	—	—	—	—	5	—	5
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	10	—	—	—	—	10	(16)	(6)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
September 30, 2022	$1	$2,527	$1,074	$(468)	$7	$2,763	$5,904	$786	$6,690

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2022	$1	$2,551	$1,074	$(481)	$5	$2,699	$5,849	$754	$6,603
Net income (loss) attributable to TDS common shareholders	—	—	—	—	—	6	6	—	6
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	10	10
TDS Common and Series A Common share dividends ($0.555 per share)	—	—	—	—	—	(62)	(62)	—	(62)
TDS Preferred share dividends ($1,242 per Series UU share and $1,125 per Series VV share)	—	—	—	—	—	(52)	(52)	—	(52)
Repurchase of Common Shares	—	—	—	(6)	—	—	(6)	—	(6)
Dividend reinvestment plan	—	1	—	3	—	(2)	2	—	2
Incentive and compensation plans	—	13	—	19	—	(22)	10	—	10
Adjust investment in subsidiaries for issuances and other compensation plans	—	(21)	—	—	—	—	(21)	29	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
September 30, 2023	$1	$2,544	$1,074	$(465)	$5	$2,567	$5,726	$791	$6,517

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2021	$1	$2,496	$1,074	$(461)	$5	$2,812	$5,927	$807	$6,734
Net income (loss) attributable to TDS common shareholders	—	—	—	—	—	87	87	—	87
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	13	13
Other comprehensive income	—	—	—	—	2	—	2	—	2
TDS Common and Series A Common share dividends ($0.540 per share)	—	—	—	—	—	(62)	(62)	—	(62)
TDS Preferred share dividends ($1,242 per Series UU share and $1,125 per Series VV share)	—	—	—	—	—	(52)	(52)	—	(52)
Repurchase of Common Shares	—	—	—	(26)	—	—	(26)	—	(26)
Dividend reinvestment plan	—	1	—	2	—	(1)	2	—	2
Incentive and compensation plans	—	14	—	17	—	(21)	10	—	10
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	16	—	—	—	—	16	(31)	(15)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
September 30, 2022	$1	$2,527	$1,074	$(468)	$7	$2,763	$5,904	$786	$6,690

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
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2023, are UScellular and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 12 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of September 30, 2023 and December 31, 2022, its results of operations, comprehensive income and changes in equity for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2022.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $18 million and $135 million for the nine months ended September 30, 2023 and 2022, respectively.
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

	September 30, 2023	December 31, 2022
(Dollars in millions)
Cash and cash equivalents	$256	$360
Restricted cash included in Other current assets	37	39
Cash, cash equivalents and restricted cash in the statement of cash flows	$293	$399
Recent Development
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. During the three and nine months ended September 30, 2023, TDS incurred third-party expenses of $4 million related to the strategic alternatives review, which are included in Selling, general and administrative expenses. At this time, TDS cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Three Months Ended September 30, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$687	$—	$—	$687
Inbound roaming	8	—	—	8
Residential	—	177	—	177
Commercial	—	38	—	38
Wholesale	—	41	—	41
Other service	42	—	19	61
Service revenues from contracts with customers	737	255	19	1,012
Equipment and product sales	201	—	34	235
Total revenues from contracts with customers	938	256	53	1,247
Operating lease income	25	1	5	31
Total operating revenues	$963	$256	$59	$1,278

Three Months Ended September 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$696	$—	$—	$696
Inbound roaming	17	—	—	17
Residential	—	170	—	170
Commercial	—	43	—	43
Wholesale	—	42	—	42
Other service	45	—	18	63
Service revenues from contracts with customers	758	255	18	1,031
Equipment and product sales	302	—	29	331
Total revenues from contracts with customers	1,060	255	47	1,362
Operating lease income	23	1	6	30
Total operating revenues	$1,083	$256	$53	$1,392

Nine Months Ended September 30, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,065	$—	$—	$2,065
Inbound roaming	25	—	—	25
Residential	—	521	—	521
Commercial	—	118	—	118
Wholesale	—	125	—	125
Other service	124	—	55	179
Service revenues from contracts with customers	2,214	763	55	3,033
Equipment and product sales	617	1	102	720
Total revenues from contracts with customers	2,831	764	157	3,753
Operating lease income	75	3	17	95
Total operating revenues	$2,906	$767	$175	$3,848

Nine Months Ended September 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,098	$—	$—	$2,098
Inbound roaming	56	—	—	56
Residential	—	500	—	500
Commercial	—	130	—	130
Wholesale	—	129	—	129
Other service	129	—	54	183
Service revenues from contracts with customers	2,283	760	54	3,096
Equipment and product sales	769	1	100	870
Total revenues from contracts with customers	3,052	761	154	3,966
Operating lease income	68	3	19	90
Total operating revenues	$3,120	$763	$173	$4,056
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

	September 30, 2023	December 31, 2022
(Dollars in millions)
Contract assets	$14	$12
Contract liabilities	$373	$395
Revenue recognized related to contract liabilities existing at January 1, 2023 was $227 million for the nine months ended September 30, 2023.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of September 30, 2023 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2023	$192
2024	221
Thereafter	190
Total	$603
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

	September 30, 2023	December 31, 2022
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$140	$144
Fulfillment costs
Installation costs	6	8
Total contract cost assets	$146	$152
Amortization of contract cost assets was $27 million and $82 million for the three and nine months ended September 30, 2023, respectively, and $28 million and $85 million for the three and nine months ended September 30, 2022, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of September 30, 2023 and December 31, 2022, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	September 30, 2023		December 31, 2022
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,018	$1,500	$899
Institutional	2	536	430	536	395
Other	2	1,864	1,864	1,753	1,753
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of term loan credit agreements, receivables securitization agreement and export credit financing agreements. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.52% to 7.92% and 3.52% to 8.28% at September 30, 2023 and December 31, 2022, respectively.
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
The following table summarizes equipment installment plan receivables.

	September 30, 2023	December 31, 2022
(Dollars in millions)
Equipment installment plan receivables, gross	$1,127	$1,211
Allowance for credit losses	(85)	(96)
Equipment installment plan receivables, net	$1,042	$1,115

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$581	$646
Other assets and deferred charges (Non-current portion)	461	469
Equipment installment plan receivables, net	$1,042	$1,115
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

	September 30, 2023					December 31, 2022
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$952	$88	$18	$6	$1,064	$1,016	$98	$22	$5	$1,141
Billed — current	36	4	1	1	42	41	5	2	—	48
Billed — past due	12	6	2	1	21	13	6	2	1	22
Total	$1,000	$98	$21	$8	$1,127	$1,070	$109	$26	$6	$1,211
The balance of the equipment installment plan receivables as of September 30, 2023 on a gross basis by year of origination were as follows:

	2020	2021	2022	2023	Total
(Dollars in millions)
Lowest Risk	$1	$97	$480	$422	$1,000
Lower Risk	—	6	41	51	98
Slight Risk	—	1	7	13	21
Higher Risk	—	—	2	6	8
Total	$1	$104	$530	$492	$1,127
The write-offs, net of recoveries for the nine months ended September 30, 2023 on a gross basis by year of origination were as follows:

	2021	2022	2023	Total
(Dollars in millions)
Write-offs, net of recoveries	$12	$38	$8	$58

Activity for the nine months ended September 30, 2023 and 2022, in the allowance for credit losses for equipment installment plan receivables was as follows:

	September 30, 2023	September 30, 2022
(Dollars in millions)
Allowance for credit losses, beginning of period	$96	$72
Bad debts expense	47	69
Write-offs, net of recoveries	(58)	(54)
Allowance for credit losses, end of period	$85	$87
Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three and nine months ended September 30, 2023 was 86.0% and 77.4%, respectively. These effective tax rates were higher than normal due primarily to the nominally low amount of Income before income taxes in the current year, which increased the effective tax rate impact of recurring tax adjustments including nondeductible interest and compensation expenses, as well as discrete increases in state valuation allowances that reduce the net value of deferred tax assets.
The effective tax rate on Income (loss) before income taxes for the three and nine months ended September 30, 2022 was 24.4% and 37.7%, respectively. These effective tax rates reflect a combined rate of federal and state taxes, adjusted primarily for impacts of nondeductible compensation and interest expense. The effective tax rates also varied during interim periods due to fluctuations in Income (loss) before income taxes.

Note 6 Earnings Per Share
Basic earnings (loss) per share attributable to TDS common shareholders is computed by dividing Net income (loss) attributable to TDS common shareholders by the weighted average number of Common Shares outstanding during the period. Diluted earnings (loss) per share attributable to TDS common shareholders is computed by dividing Net income (loss) attributable to TDS common shareholders by the weighted average number of Common Shares outstanding during the period adjusted to include the effects of potentially dilutive securities. Potentially dilutive securities primarily include incremental shares issuable upon the exercise of outstanding stock options and the vesting of performance and restricted stock units, as calculated using the treasury stock method.
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to TDS common shareholders used in basic earnings (loss) per share	$(17)	$(25)	$(46)	$35
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(1)	—	—	—
Net income (loss) attributable to TDS common shareholders used in diluted earnings (loss) per share	$(18)	$(25)	$(46)	$35

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	106	107	106	107
Series A Common Shares	7	7	7	7
Total	113	114	113	114

Effects of dilutive securities	—	—	—	1
Weighted average number of shares used in diluted earnings (loss) per share	113	114	113	115

Basic earnings (loss) per share attributable to TDS common shareholders	$(0.16)	$(0.22)	$(0.41)	$0.31

Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.16)	$(0.22)	$(0.41)	$0.30
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 6 million and 5 million for the three and nine months ended September 30, 2023, respectively, and 4 million for both the three and nine months ended September 30, 2022.
Note 7 Intangible Assets
In February 2021, the Federal Communications Commission (FCC) announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular expects to be obligated to pay approximately $179 million in total from 2021 through 2025 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $17 million, $8 million and $36 million related to the additional costs for the nine months ended September 30, 2023, the year ended December 31, 2022 and the year ended December 31, 2021, respectively. At September 30, 2023, invoices totaling $105 million are included in Accounts payable in the Consolidated Balance Sheet and were paid in October 2023, and the remaining estimated payments of approximately $13 million are included in Other current liabilities. At December 31, 2022, the remaining estimated payments of approximately $133 million and $8 million were included in Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. UScellular received full access to the spectrum in the third quarter of 2023.

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

	September 30, 2023	December 31, 2022
(Dollars in millions)
Equity method investments	$492	$468
Measurement alternative method investments	19	18
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$520	$495
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Dollars in millions)
Revenues	$1,812	$1,835	$5,390	$5,430
Operating expenses	1,426	1,402	4,154	4,174
Operating income	386	433	1,236	1,256
Other income (expense), net	(13)	(7)	(21)	(13)
Net income	$373	$426	$1,215	$1,243

Note 9 Debt
Revolving Credit Agreements
TDS has a revolving credit agreement with maximum borrowing capacity of $400 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the nine months ended September 30, 2023, TDS borrowed and repaid $265 million under its revolving credit agreement. Borrowings under the TDS revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%. As of September 30, 2023, there were no outstanding borrowings under the agreement, except for letters of credit, and the unused borrowing capacity was $399 million.
Export Credit Financing Agreement
TDS has a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. During the nine months ended September 30, 2023, TDS borrowed $100 million under its export credit financing agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable in December 2027. As of September 30, 2023, the outstanding borrowings were $150 million, which is the full amount available under the agreement.
Secured Term Loan
In September 2023, TDS entered into a $300 million senior secured term loan credit agreement. The maturity date of the agreement is the earlier of (i) September 2026 and (ii) the date that is 91 days prior to the scheduled maturity date of TDS' existing revolving credit agreement (which maturity date is currently July 2026). The agreement requires TDS to make prepayments of the outstanding borrowings to the extent TDS receives cash proceeds in excess of prescribed thresholds from certain transactions as more fully described in the agreement. Borrowings under the agreement bear interest at a rate of SOFR plus 2.00%, which increases at certain dates throughout the term of the agreement. During the nine months ended September 30, 2023, TDS borrowed the full amount of $300 million available under the agreement.
This term loan is secured by a perfected security interest in certain assets of TDS, including 26 million common shares in UScellular, TDS' equity interest in certain wholly-owned subsidiaries, and all or substantially all of TDS' personal property that does not constitute equity interests. This term loan is also secured by a perfected security interest in certain assets of certain wholly-owned subsidiaries of TDS that are also guarantors, including without limitation and subject to customary exceptions, equity interests in certain wholly-owned subsidiaries of such subsidiaries and all or substantially all of the personal property of such guarantor subsidiaries that does not consist of equity interests. This agreement includes representations and warranties, covenants, events of default and other terms and conditions that are substantially similar to TDS' existing term loan and revolving credit agreements or otherwise customary for similar secured credit facilities.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement to permit securitized borrowings using its equipment installment plan receivables. In September 2023, UScellular amended the agreement to extend the maturity date to September 2025. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.15%. During the nine months ended September 30, 2023, UScellular borrowed $115 million and repaid $385 million under its receivables securitization agreement. As of September 30, 2023, the outstanding borrowings under the agreement were $5 million and the unused borrowing capacity was $445 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of September 30, 2023, the USCC Master Note Trust held $389 million of assets available to be pledged as collateral for the receivables securitization agreement.
Subsequent to September 30, 2023, UScellular borrowed $150 million under the receivables securitization agreement.
Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), has a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. Outstanding borrowings are included in Other current liabilities in the Consolidated Balance Sheet. During the nine months ended September 30, 2023, the repo subsidiary repaid $60 million under the agreement. As of September 30, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million, which is restricted from being borrowed against due to covenants within the TDS and UScellular credit agreements that limit secured borrowings on an enterprise-wide basis. As of September 30, 2023, UScellular held $532 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.

Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. In March 2023, the agreements were amended to require TDS and UScellular to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of September 30, 2023 with all such financial covenants.
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

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30, 2023	December 31, 2022
(Dollars in millions)
Assets
Cash and cash equivalents	$25	$29
Accounts receivable	634	700
Inventory, net	3	4
Other current assets	33	36
Licenses	639	638
Property, plant and equipment, net	122	115
Operating lease right-of-use assets	43	41
Other assets and deferred charges	470	478
Total assets	$1,969	$2,041

Liabilities
Current liabilities	$29	$92
Long-term operating lease liabilities	38	36
Other deferred liabilities and credits	27	28
Total liabilities[1]	$94	$156
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
TDS’ total investment in these unconsolidated entities was $6 million and $4 million at September 30, 2023 and December 31, 2022, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $276 million and $291 million, during the nine months ended September 30, 2023 and 2022, respectively, of which $244 million in 2023 and $269 million in 2022, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. In June 2022, the limited partnership agreement was amended and the general partner’s put option related to its interest in Advantage Spectrum had two exercise periods. The general partner's put option was not exercised during the first exercise period and will be exercisable again in the third quarter of 2024. The greater of the carrying value of the general partner's investment or the value of the put option, net of any borrowings due to TDS, is recorded as Noncontrolling interests with redemption features in TDS’ Consolidated Balance Sheet. Also in accordance with GAAP, minority share of income or changes in the redemption value of the put option, net of interest accrued on the loans, are recorded as a component of Net income (loss) attributable to noncontrolling interests, net of tax, in TDS’ Consolidated Statement of Operations.

Note 11 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Nine Months Ended September 30,	2023	2022
(Dollars in millions)
Net income attributable to TDS shareholders	$6	$87
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(33)	(19)
Change in TDS' Capital in excess of par value from UScellular's repurchases of UScellular shares	—	21
Net transfers (to) from noncontrolling interests	(33)	2
Net income attributable to TDS shareholders after transfers (to) from noncontrolling interests	$(27)	$89

Note 12 Business Segment Information
UScellular and TDS Telecom are billed for services they receive from TDS, consisting primarily of information processing, accounting, finance, and general management services. Such billings are based on expenses specifically identified to UScellular and TDS Telecom and on allocations of common expenses. Management believes the method used to allocate common expenses is reasonable and that all expenses and costs applicable to UScellular and TDS Telecom are reflected in the accompanying business segment information.
Financial data for TDS’ reportable segments for the three and nine month periods ended, or as of September 30, 2023 and 2022, is as follows. See Note 1 — Basis of Presentation for additional information.

Three Months Ended or as of September 30, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$762	$256	$25	$1,043
Equipment and product sales	201	—	34	235
Total operating revenues	963	256	59	1,278
Cost of services (excluding Depreciation, amortization and accretion reported below)	185	107	19	311
Cost of equipment and products	228	—	28	256
Selling, general and administrative	333	82	17	432
Depreciation, amortization and accretion	159	61	5	225
(Gain) loss on asset disposals, net	1	6	(1)	6
Operating income (loss)	57	—	(9)	48
Equity in earnings of unconsolidated entities	40	—	—	40
Interest and dividend income	3	1	1	5
Interest expense	(50)	2	(14)	(62)
Income (loss) before income taxes	50	4	(23)	31
Income tax expense (benefit)	27	—	—	27
Net income (loss)	23	4	(23)	4
Add back:
Depreciation, amortization and accretion	159	61	5	225
Expenses related to strategic alternatives review	3	—	1	4
(Gain) loss on asset disposals, net	1	6	(1)	6
Interest expense	50	(2)	14	62
Income tax expense (benefit)	27	—	—	27
Adjusted EBITDA[1]	$263	$68	$(3)	$328

Investments in unconsolidated entities	$477	$4	$39	$520
Total assets	$10,749	$3,315	$350	$14,414
Capital expenditures	$111	$172	$2	$285

Three Months Ended or as of September 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$781	$256	$24	$1,061
Equipment and product sales	302	—	29	331
Total operating revenues	1,083	256	53	1,392
Cost of services (excluding Depreciation, amortization and accretion reported below)	197	109	20	326
Cost of equipment and products	354	—	23	377
Selling, general and administrative	369	81	12	462
Depreciation, amortization and accretion	177	53	4	234
(Gain) loss on asset disposals, net	1	3	—	4
Operating income (loss)	(15)	10	(6)	(11)
Equity in earnings of unconsolidated entities	40	—	—	40
Interest and dividend income	2	1	1	4
Interest expense	(42)	2	(6)	(46)
Income (loss) before income taxes	(15)	13	(11)	(13)
Income tax expense (benefit)	(3)	3	(3)	(3)
Net income (loss)	(12)	10	(8)	(10)
Add back:
Depreciation, amortization and accretion	177	53	4	234
(Gain) loss on asset disposals, net	1	3	—	4
Interest expense	42	(2)	6	46
Income tax expense	(3)	3	(3)	(3)
Adjusted EBITDA[1]	$205	$66	$—	$271

Investments in unconsolidated entities	$461	$4	$38	$503
Total assets	$11,056	$2,949	$474	$14,479
Capital expenditures	$136	$166	$3	$305

Nine Months Ended or as of September 30, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,289	$766	$73	$3,128
Equipment and product sales	617	1	102	720
Total operating revenues	2,906	767	175	3,848
Cost of services (excluding Depreciation, amortization and accretion reported below)	557	319	57	933
Cost of equipment and products	708	—	86	794
Selling, general and administrative	1,020	244	44	1,308
Depreciation, amortization and accretion	490	180	11	681
(Gain) loss on asset disposals, net	14	8	—	22
Operating income (loss)	117	15	(22)	110
Equity in earnings of unconsolidated entities	121	—	1	122
Interest and dividend income	8	3	5	16
Interest expense	(147)	6	(37)	(178)
Other, net	—	1	—	1
Income (loss) before income taxes	99	25	(53)	71
Income tax expense (benefit)	56	6	(7)	55
Net income (loss)	43	19	(46)	16
Add back:
Depreciation, amortization and accretion	490	180	11	681
Expenses related to strategic alternatives review	3	—	1	4
(Gain) loss on asset disposals, net	14	8	—	22
Interest expense	147	(6)	37	178
Income tax expense (benefit)	56	6	(7)	55
Adjusted EBITDA[1]	$753	$207	$(4)	$956

Capital expenditures	$462	$434	$10	$906

Nine Months Ended or as of September 30, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,351	$763	$72	$3,186
Equipment and product sales	769	1	100	870
Total operating revenues	3,120	763	173	4,056
Cost of services (excluding Depreciation, amortization and accretion reported below)	574	308	54	936
Cost of equipment and products	887	1	79	967
Selling, general and administrative	1,032	231	37	1,300
Depreciation, amortization and accretion	520	158	13	691
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	9	4	—	13
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	96	61	(10)	147
Equity in earnings of unconsolidated entities	122	—	1	123
Interest and dividend income	5	1	4	10
Interest expense	(115)	5	(8)	(118)
Other, net	—	1	—	1
Income (loss) before income taxes	108	68	(13)	163
Income tax expense (benefit)	46	18	(2)	62
Net income (loss)	62	51	(12)	101
Add back:
Depreciation, amortization and accretion	520	158	13	691
Loss on impairment of licenses	3	—	—	3
(Gain) loss on asset disposals, net	9	4	—	13
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	115	(5)	8	118
Income tax expense (benefit)	46	18	(2)	62
Adjusted EBITDA[1]	$754	$226	$7	$987

Capital expenditures	$541	$391	$6	$938
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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified TDS that it was conducting inquiries of UScellular and TDS under the federal False Claims Act relating to UScellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. UScellular is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed TDS and UScellular that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. In March 2023, the District Court for the District of Columbia granted UScellular’s motions to dismiss the two actions. The private party plaintiffs are appealing the district court’s decisions to grant the motions to dismiss. The appeals are pending before the U.S. Court of Appeals for the D.C. Circuit. TDS and UScellular believe that UScellular’s arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, TDS cannot predict the outcome of any proceeding.
On May 2, 2023, a putative stockholder class action was filed against TDS and UScellular and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed on September 1, 2023, which names TDS, UScellular, and certain current UScellular officers and directors as defendants, and alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the "potential class period") regarding, among other things, UScellular’s business strategies to address subscriber demand, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified monetary damages. TDS is unable at this time to determine whether the outcome of this action would have a material impact on its results of operations, financial condition, or cash flows. TDS intends to contest plaintiffs’ claims vigorously on the merits.
Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2022, for additional information. Other than as described above, there have been no material changes to such information since December 31, 2022.

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2023.
The maximum dollar value of shares that may yet be purchased under this program was $132 million as of September 30, 2023. There were no purchases made by or on behalf of TDS, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.
Other Information
During the three months ended September 30, 2023, none of TDS’ directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents

Exhibit 3.1	TDS Amended and Restated Bylaws are hereby incorporated by reference to Exhibit 3.1 to TDS' Current Report on Form 8-K dated October 13, 2023.

Exhibit 4.1	Second Amendment to First Amended and Restated Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of September 15, 2023.

Exhibit 4.2	Second Amendment to Amended and Restated Credit Agreement, among TDS, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of September 15, 2023.

Exhibit 4.3	Second Amendment to Credit Agreement, between TDS as Borrower and Export Development Canada as Lender, dated as of September 15, 2023.

Exhibit 4.4
Senior Secured Credit Agreement among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of September 28, 2023, including the form of Guaranty and Security Agreement is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated September 28, 2023.

Exhibit 4.5
Third Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

Exhibit 4.6
Third Amendment to Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.2 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

Exhibit 4.7
Second Amendment to Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

Exhibit 4.8
Second Amendment to Credit Agreement, among UScellular, Citibank, N.A. as administrative agent, Global Coordinator, Mandated Lead Arranger and a Lender, Export Development Canada as Mandated Lead Arranger and a Lender, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.4 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

Exhibit 10.1
Omnibus Amendment No. 4 to Amended and Restated Series 2017-VFN Indenture Supplement, Amended and Restated Note Purchase Agreement and Transfer and Servicing Agreement and Supplemental Indenture No. 6 to Master Indenture dated September 27, 2023 among USCC Master Note Trust, U.S. Bank National Association, as Indenture Trustee, USCC Services, LLC, USCC Receivables Funding LLC, USCC EIP LLC, and Royal Bank of Canada, as administrative agent for owners of the notes is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

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

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	November 3, 2023	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	November 3, 2023	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)