Form 10-K
period 2023-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2024-02-16
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
As of June 30, 2023, the aggregate market values of the registrant’s Common Shares and Series A Common Shares held by non-affiliates were approximately $1 billion and less than $1 million, respectively. For purposes hereof, Telephone and Data Systems, Inc. (TDS) has assumed that each director and executive officer is an affiliate, and no party who has filed a Schedule 13G is an affiliate. The June 30, 2023 closing price of the Common Shares was $8.23 as reported by the New York Stock Exchange. Because trading in the Series A Common Shares is infrequent, the registrant has assumed for purposes hereof that each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares are convertible on a share-for-share basis into Common Shares.
The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2024, is 106 million Common Shares, $.01 par value, and 7 million Series A Common Shares, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 29, 2024, for the 2024 Annual Meeting of Shareholders scheduled to be held May 23, 2024, are herein incorporated by reference into Parts II and III of this report.

PART I
Item 1. Business
Telephone and Data Systems, Inc. (TDS) provides high-quality communications services to customers with 4.6 million retail wireless connections and 1.2 million broadband, video and voice connections at December 31, 2023. TDS conducts all of its wireless operations through its majority-owned subsidiary, United States Cellular Corporation (UScellular). As of December 31, 2023, TDS owned 83% of the combined total of the outstanding Common Shares and Series A Common Shares of UScellular and controlled 96% of the combined voting power of both classes of UScellular common stock. TDS provides broadband, video and voice services through its wholly-owned subsidiary TDS Telecommunications LLC (TDS Telecom). TDS Common Shares trade under the ticker symbol “TDS” on the New York Stock Exchange (NYSE). UScellular Common Shares trade on the NYSE under the ticker symbol “USM.”
Under listing standards of the NYSE, TDS is a “controlled company” as such term is defined by the NYSE. TDS is a controlled company because over 50% of the voting power for the election of a majority of the directors of TDS is held by the trustees of the TDS Voting Trust.
TDS has two reportable segments: UScellular and TDS Telecom. TDS operations also include the operations of its wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS' and Suttle-Straus’ financial results were not significant to TDS’ operations. TDS operates entirely in the United States. See Note 19 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.
The map below highlights TDS’ consolidated areas of operations:

UScellular operations
TDS Telecom operations
HMS operations
TDS headquarters, Chicago, IL

UScellular OPERATIONS
General
UScellular provides wireless telecommunications services to customers with 4.6 million retail connections in portions of 21 states collectively representing a total population of 32 million. UScellular operates in one reportable segment, and all of its wireless operating markets are in the United States.
Operating Strategy and Community Focus
UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service and competitive devices, plans and pricing - all provided with a community focus.
UScellular operates a regional wireless network. UScellular’s interests in wireless spectrum licenses include both direct interests whereby UScellular is the licensee and investment interests in entities which are licensees; together, these direct and investment interests involve operating and non-operating wireless spectrum licenses covering portions of 30 states and a total population of approximately 51 million as of December 31, 2023.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. At this time, UScellular cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.
As part of its business development strategy, UScellular may periodically be engaged in negotiations relating to strategic partnerships and/or the acquisition, exchange or disposition of companies, strategic properties, and investment interests. Additionally, UScellular may be engaged in negotiations related to wireless spectrum, including participation in Federal Communications Commission (FCC) auctions. The FCC has historically conducted auctions through which additional spectrum is made available for the provision of wireless services. Historically, UScellular has participated in certain FCC auctions both directly and indirectly through its limited partnership interests.
UScellular has a longstanding commitment to supporting its local communities through donations and volunteerism. UScellular focuses its Corporate Social Responsibility program on addressing gaps in STEM (Science, Technology, Engineering and Math) education and connecting tomorrow’s innovators with the resources they need today to help shape their future opportunities. UScellular serves its local communities through exclusive partnerships with acclaimed national nonprofit partners. In 2023, UScellular continued exploring ways to leverage its assets, brand, partnerships, and resources to close the digital divide with a focus on helping to ensure youth in its markets have reliable and fast internet access in school and at home through the After School Access Project. In addition, UScellular continues to participate in the TDS Environmental, Social and Governance (ESG) program. UScellular believes in serving as a good steward of the environment and enacting governance practices that align with its corporate values and commitment to its customers, associates, communities and shareholders.
Customers, Services, Products and Seasonality
Customers. UScellular focuses on consumer, business and government customers located in its operating markets. These customers are served primarily through UScellular’s retail stores and digital platform, as well as its direct and indirect sales channels.
Services. UScellular provides a wide variety of wireless services accessible on a broad range of devices. Customers can obtain wireless services on a postpaid or prepaid basis. A single account may include monthly wireless services for a variety of handsets, connected devices and IoT Solutions. A postpaid connection represents an individual line of service for a device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. UScellular’s prepaid service enables individuals to obtain services without credit verification by paying for all services in advance. Approximately 90% of retail connections were postpaid connections as of December 31, 2023.
UScellular offers various service plans with nationwide coverage tailored to the needs of customers. Depending on those needs, service plans may include features related to, among other items: unlimited or metered voice and data; high-definition video features; the ability to use a device as a Wi-Fi hotspot; international voice, text, and data; and varying data rates depending on the plan and usage on that plan. Service offerings vary from time to time based on customer needs, technology changes and market conditions - and may be provided as standard plans or as part of limited time promotional offers.
UScellular offers home and business internet throughout the footprint via fixed wireless access. Options include an in-home self-installed device, a self-installation device mounted on the external side of a window, and externally-mounted professionally-installed equipment with an internal router. In addition to selling direct to businesses and residential homes, UScellular works with several municipalities to bring broadband internet to underserved communities.

UScellular offers advanced wireless solutions to consumers and business and government customers including an expansive suite of connected Internet of things (IoT) solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms, office solutions), communication (e.g., enterprise messaging, primary and back-up internet connectivity for business continuity), fleet and asset management, smart water solutions, private cellular networks (PCN) and custom, bespoke end-to-end IoT solutions et al. The business organization also offers a suite of professional and managed services. Lastly, for first responders, UScellular offers a suite of critical connectivity solutions that includes Wireless Priority Services (WPS) and Quality Priority and Preemption (QPP) options. UScellular intends to continue to further enhance these offerings in 2024 and beyond.
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
UScellular purchases devices and accessory products from a number of original equipment manufacturers and distributors. UScellular manages relationships with its suppliers to ensure its customers have access to the industry's latest devices, to obtain best possible pricing, and to identify opportunities for promotional support from its suppliers. UScellular contracts with third-party providers for the majority of its product warehousing, distribution and direct customer fulfillment activities. UScellular also contracts with third-party providers for its device service programs.
Seasonality. Seasonality in operating expenses may cause operating income to vary from quarter to quarter. UScellular’s operating expenses tend to be higher in the fourth quarter due to increased marketing and promotional activities during the holiday season.
Sales and Distribution Channels
UScellular supports a multi-faceted distribution program, including retail sales, direct sales, telesales, ecommerce, indirect sales including resellers, independent agents and third-party national retailers.
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
UScellular has relationships with exclusive and non-exclusive agents (collectively “agents”), which are independent businesses that obtain customers for UScellular on a commission basis. UScellular’s agents are generally in the business of selling wireless devices, wireless service plans and other related products to consumer and business and government customers. UScellular provides support and training to its agents to increase customer satisfaction and to ensure a consistent customer experience.
To expand its retail presence, UScellular also maintains a relationship with a large national retailer, selling postpaid and prepaid devices.
Competition
The wireless telecommunication industry is highly competitive. UScellular competes directly with several wireless service providers in each of its markets. In general, there are at least four competitors across UScellular's service area, including to a varying degree: the national wireless companies - Verizon Communications Inc., AT&T Inc., T-Mobile US, Inc., and Dish Network Corporation, cable wireless, including Comcast Corporation and Charter Communications, Inc., and mobile virtual network operators (MVNOs). In addition, UScellular competes with other companies that use alternative communication technology and services to provide similar services and products.
Since each of these competitors has access to comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of services and products, price, brand, size of area covered, network quality, network speed and responsiveness of customer service. Types of services and products include non–wireless related services such as content offerings that are bundled with wireless services.
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

5G technology helps address customers’ growing demand for data services and enhances services, including high-speed fixed wireless home internet services, requiring high speed and reliability as well as low latency. UScellular supports mobility and fixed wireless services through a combination of low-band, mid-band and high-band spectrum. UScellular's initial 5G deployment has predominantly used low-band spectrum to launch 5G services in portions of substantially all its markets. During 2023, UScellular continued to invest in 5G with a focus on deployment of mid-band spectrum, which will largely overlap portions of areas already covered with low-band 5G service. 5G service deployed over mid-band spectrum will further enhance speed and capacity for UScellular's mobility and fixed wireless services.
UScellular also operates a VoLTE network, which allows customers to utilize a 4G LTE enabled mobile device for voice and data services, including high-definition voice and simultaneous voice and data sessions.
As a result of its continued investment and modernization of its network, UScellular decommissioned its third-generation (3G) CDMA network in the first quarter of 2024.
Roaming. Inter-carrier roaming agreements are negotiated between wireless operators to enable customers to use wireless services outside of their home service area. UScellular has entered into roaming agreements with a number of wireless companies so that it can offer its customers nationwide services, including 4G LTE, VoLTE and 5G, as well as a variety of international roaming options.
Towers. UScellular owns and leases cell towers to provide service to its customers throughout its footprint. UScellular receives tower rental revenues when another carrier leases tower space on a UScellular owned tower. As of December 31, 2023, there were 7,000 cell sites in service of which UScellular owned 4,373.

TDS TELECOM OPERATIONS
General
TDS Telecom provides communications services to 1.2 million connections in 32 states through its high-quality fiber, coaxial and copper networks. TDS Telecom operates in one reportable segment, and its operating markets are located in a mix of small to mid-sized urban, suburban and rural communities throughout the United States.
Operating Strategy and Community Focus
TDS Telecom invests in high-quality networks, services and products, with the constant focus on delivering outstanding customer service. Through its investments, TDS Telecom intends to improve its broadband services in its incumbent markets and extend its footprint into new expansion markets. TDS Telecom intends to augment that broadband growth by bundling with video, voice and other value-added services.
A key strategic initiative for TDS Telecom, subject to the availability of capital, is investing in fiber to provide broadband speeds of up to 8 Gigabits per second (Gbps). Fiber builds in strategically selected locations allow TDS Telecom to deliver more robust residential and commercial products in its incumbent markets that have historically utilized copper and coaxial cable technologies and to target growth in attractive, growing markets to increase its total footprint. In 2023, TDS Telecom continued to invest in its fiber market expansions in Wisconsin and the Pacific Northwest. TDS Telecom may seek to grow its operations through investments in fiber and through the acquisition of and/or partnership with businesses that support and complement its existing markets or by creating entirely new clusters of markets in attractive locations. To optimize its portfolio and raise capital, TDS is exploring opportunities to divest certain markets.
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
Customers, Services and Products
Residential. TDS Telecom residential customer operations provide high-speed broadband, video, and voice services. These services are bundled at competitive prices to encourage cross-selling within the customer base and to attract and retain new customers. Approximately 56% of residential customers have at least two services.
•Broadband: TDS Telecom offers reliable high-speed internet connections and whole-home Wi-Fi. Fiber technology is being deployed to select markets to provide internet speeds of up to 8 Gbps. In certain non-fiber markets, TDS Telecom has deployed fiber-to-the-node and copper-based vectoring/pair bonding technology to increase data speeds reaching up to 100 Mbps. DOCSIS 3.1 technology is utilized across nearly all cable markets and offers speeds of up to 1 Gbps. Whole-home Wi-Fi security and support services are available to enhance customers’ high-speed internet experience.
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
Wholesale. TDS Telecom’s wholesale operations include carrying data and voice traffic on TDS Telecom's networks from other interexchange carriers. Federal Connect America Fund (CAF), including ACAM, E-ACAM, and state Universal Service Fund (USF) revenues, which support the cost of providing communication services in underserved high- cost areas, are also included in wholesale service revenues.
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
TDS Telecom continues to develop and maintain an efficient cost structure to enhance its ability to compete with price-based initiatives from competitors. In addition to price, TDS Telecom competes based on a variety of factors including the reliability of its network, faster broadband speeds, the diversity and range of its product offerings and its outstanding customer service. TDS Telecom is building fiber in select expansion and incumbent markets.

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

HUMAN CAPITAL RESOURCES
Company and Culture
TDS had approximately 8,800 full-time and part-time associates as of December 31, 2023. The culture at TDS is based upon the fundamental belief that TDS’ long-term success is inextricably tied to associate engagement and high ethical standards. TDS’ Code of Conduct sets forth expectations for ethical behavior across the enterprise and provides the guiding principles by which all associates must abide in all business activities. TDS provides a competitive wage and benefits package, a safe workplace, and an environment where associates feel engaged and a sense of belonging. TDS regularly surveys its associates – those surveys have consistently shown that associates have strong engagement and high overall job satisfaction.
Diversity, Equity, and Inclusion
TDS wants each associate to make a meaningful contribution and leverages diversity and inclusion efforts to harness the talent and potential of its associates. These efforts strive to value and connect diverse people and perspectives, amplify their voices, and enable business performance through strategic collaboration. TDS is committed to demonstrating equity and fairness through the inclusion of diverse associates, customers, and suppliers. Additionally, TDS sponsors Associate Resource Groups to promote dynamic community experiences that align with TDS’ vision and values, increase associate engagement and empowerment, and support professional development. TDS endeavors to encourage a broad diversity of thoughts, ideas and the innovation needed to move the business forward.
Training
Since its founding, TDS has been committed to associate development, including for emerging and existing leaders, which is critical to its success. TDS provides job specific, diversity and inclusion, safety, and fraud awareness training for all associates – and also offers programs that further develop its associates including educational assistance, developmental assignments, and mentoring programs.
Community
TDS is committed to supporting and enhancing the communities it serves through local and philanthropic initiatives that enrich the lives of those living where it operates and where its associates live, work and play. This includes a focus on addressing gaps in STEM education by connecting tomorrow’s innovators with the resources they need today to help shape their future opportunities. TDS is addressing the digital divide and providing critical resources in local communities, and encourages associates to volunteer and support local organizations and community groups. Local communities are at the center of TDS’ businesses, and TDS takes great pride in giving back to the people and places that contribute to its sustainability and long-term success.
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
Competition in the wireless industry is intense and is expected to remain intense in the future due to multiple factors such as increasing market penetration, introduction of new products, new competitors, increasing promotional aggressiveness and changing prices. There is competition in service plan pricing; handsets and other devices; promotional discounts; network quality, coverage, speed and technologies, including 5G technology; distribution; new entrants; bundled services and products, such as content; and other categories. In particular, wireless competition includes aggressive service plan and device pricing, including pricing for unlimited plans, which could result in switching activity and churn and limit TDS’ ability to monetize future growth in data usage. In addition, competition based on network speed may increase as customer demand for higher speeds increases. These competitive factors have resulted in losses of retail connections and TDS anticipates that they will continue to do so. Similarly, these competitive pressures have caused the prices for services and products to decline and the costs to compete to increase and TDS anticipates that they will continue to do so.
TDS’ wireless competitors include national or global telecommunications and cable wireless companies that are larger than TDS, possess greater financial and other resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that TDS does not offer. TDS and its competitors are actively marketing their deployment of 5G and, as a result, are raising consumer awareness of the technology. If TDS cannot keep pace with its competitors in deploying 5G or other comparable offerings, or if TDS' deployment of 5G technology does not result in significant incremental revenues, TDS' financial condition, results of operations and ability to do business could continue to be adversely affected. In addition, new technologies, services and products that are more commercially effective than the technologies, services and products offered by TDS may be developed and create new sources of competition. Further, new technologies may be proprietary such that TDS is not able to adopt such technologies. There can be no assurance that TDS will be able to compete successfully in this environment.
Sources of competition to TDS’ wireless business typically include at least four competing wireless telecommunications service providers across TDS' service area, wireline telecommunications service providers, cable wireless companies, resellers (including MVNOs), and providers of alternative telecommunications services. In particular, competition from cable wireless companies has increased in recent periods, as they have continued to expand their presence in the wireless industry and have offered more competitive pricing. Many of TDS’ wireless competitors and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than TDS.
Competition in the tower industry is also challenging, as TDS competes with public and private tower companies, wireless carrier tower alliances, private equity sponsored tower companies, and owners of non-communications sites such as utility towers, rooftop structures, water towers, and other alternative structures. Many of these competitors are larger than TDS, have greater financial and other resources, have more advantageous tower locations than TDS, have greater capacity on their towers, and have more scale and coverage nationwide than TDS – such factors could result in an inability to acquire or build additional towers, difficulty in leasing tower space, or cause lease revenue to decline in the future.

Competition in the wireline industry is intensified with the increasing deployment of broadband technologies, MVNO plans offering wireless services, and enhanced video services. Incumbent carriers are upgrading existing networks with higher speed broadband services and overbuilders are deploying broadband to compete with legacy incumbent carriers. Overbuilding activity is increasing with investments by venture capital and private equity and with additional access to state and federal funding. Sources of competition to TDS’ wireline and cable businesses include, but are not limited to, other cable companies, fiber overbuilders, incumbent carriers, wireless communications providers, resellers of local exchange services, interexchange carriers, satellite broadband providers, access providers, VoIP providers and providers using other emerging technologies. Customers may choose to substitute their wireline services using satellite, wireless and other technologies, which may be preferred to technologies offered by TDS. If TDS cannot keep pace with its competition in deploying higher speed technologies, offering competitive products and services at competitive prices and providing attractive video content options, TDS' financial condition, results of operations or ability to do business could be adversely affected.
TDS’ wireline business intends to introduce MVNO plans offering wireless services to customers in its service areas. TDS’ MVNO offerings will be reliant on third parties to deliver adequate wireless service to these customers and may not be able to successfully compete with wireless options provided by other industry competitors who have access to greater scale and financial resources than TDS. There is no guarantee that these MVNO plans will attract or retain broadband customers.
2)Changes in roaming practices or other factors could cause TDS’ roaming revenues to decline from current levels, roaming expenses to increase from current levels and/or impact TDS’ ability to service its customers in geographic areas where TDS does not have its own network, which could have an adverse effect on TDS’ business, financial condition or results of operations.
TDS’ revenues include roaming revenues related to the use of TDS’ network by other wireless carriers’ customers who travel within TDS’ coverage areas. Changes in FCC rules or actions, industry practices or the network footprints of carriers could have an adverse effect on TDS’ roaming revenues. For example, the expansion of other carriers' network coverage in TDS' footprint and/or lower roaming rates with other carriers could continue to decrease future roaming revenues for TDS.
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
Some competitors may be able to obtain lower roaming rates than TDS is able to obtain because they have larger data usage or call volumes or may be able to reduce roaming charges by providing service principally over their own networks. In addition, the quality and availability of services that a wireless carrier delivers to a TDS customer while roaming may be inferior or limited in comparison to the service TDS provides. TDS’ rate of adoption of new technologies, such as those enabling high-speed data and voice services, could affect its ability to enter into or maintain roaming agreements with other carriers. In addition, TDS’ wireless technology may not be compatible with technologies used by other carriers, which may limit the ability of TDS to enter into voice or data roaming agreements with such other carriers. Carriers whose customers roam on TDS’ network could switch their business to new operators, limit their high-speed usage or move traffic to their own networks. Changes in roaming usage patterns, rates for roaming usage, or roaming relationships with other carriers could continue to have an adverse effect on TDS’ roaming revenues and/or expenses.
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
3)An inability to attract diverse people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.
TDS’ businesses are highly technical and competition for skilled talent in the telecommunications industry is intense. Due to competition, limited supply, and/or rising wage levels for qualified management, technical, sales and other personnel, there can be no assurance that TDS will be able to continue to attract and/or retain people of outstanding potential for the development of its business. In addition, a person's expectation of an in-office, remote or hybrid working model could negatively affect talent acquisition and retention. The loss of existing key personnel due to competition, wage levels and/or retirements, the failure to recruit highly skilled and diverse personnel in a timely and cost-effective manner, the inability to foster and maintain a diverse and inclusive work environment, or failure to maintain its commitment to environmental and social responsibility could have an adverse effect on TDS’ business, financial condition or results of operations.
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

4)TDS’ smaller scale relative to larger competitors that may have greater financial and other resources than TDS could cause TDS to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.
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
▪Increased operating and capital expenditure costs due to lack of leverage with vendors;
▪Inability to timely and successfully deploy 5G or other wireless technologies, execute on fiber expansion plans, or to realize significant incremental revenues from their deployment;
▪Inability to meet build-out requirements of state and federal broadband programs;
▪Limited opportunities for strategic partnerships as potential partners are focused on telecommunications companies with greater scale and scope;
▪For TDS' wireless business, limited opportunities for bundling wireless service with other services such as home internet;
▪Limited access to content, as well as limited ability to obtain acceptably priced content and programming;
▪Limited access to devices as larger competitors enter into exclusive device arrangements;
▪Consumer expectations that TDS provides lower-priced wireless offerings relative to larger competitors;
▪Limited ability to influence industry standards;
▪Limited ability to acquire or build additional towers;
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
5)Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, churn from customer switching activity and other factors, could have an adverse effect on TDS’ business, financial condition or results of operations.
Changes in any of several factors could have an adverse effect on TDS’ business, financial condition or results of operations. These factors include, but are not limited to:
▪Demand for or usage of services, particularly data services;
▪Demand for leasing space on a tower;
▪Consumer preferences, including internet speed and type of wireless devices;
▪Consumer perceptions of network quality and performance;
▪Consumer expectations for self-service options through digital means;
▪Competitive pressure to deliver higher speed;
▪Competitive pressure from promotional activity;
▪The pricing of services, including an increase in price-based competition;
▪The pricing of tower leases that can be charged to third parties;
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

6)A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business, financial condition or results of operations.
TDS’ wireless business depends on the ability to use portions of the radio spectrum licensed by the FCC. TDS could fail to obtain access to sufficient spectrum capacity, including spectrum needed to support 5G and future technologies, in new or existing markets, whether through FCC auctions or other transactions, to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services and network speed, and to enable deployment of next-generation services. TDS believes that this increased demand for data services and network speed reflects a trend that will continue for the foreseeable future. Data usage, including usage under unlimited plans, could exceed current forecasts resulting in a need for increased investment in spectrum or other network components. TDS could fail to accurately forecast its future spectrum requirements considering changes in plan offerings, customer usage patterns, spectrum build-out and technology requirements and the expanded demands of new services. Such a failure could have an adverse impact on the quality of TDS’ services or TDS’ ability to roll out such future services in some markets, could require that TDS curtail existing services to make spectrum available for next-generation services, or TDS could be effectively capped in increasing market share. As spectrum constrained providers gain customers, they use up their network capacity. Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, adds fixed operating costs, is limited by zoning considerations, and ultimately may not be cost effective. Further, a spectrum constrained provider will generally not be able to achieve the data speeds that other competitors with more spectrum are able to provide.
TDS may acquire access to spectrum through a number of alternatives, including acquisitions, exchanges and participation in spectrum auctions. TDS may participate in spectrum auctions conducted by the FCC in the future. As required by law, the FCC has conducted auctions for wireless spectrum licenses to use some parts of the radio spectrum. The decision to conduct auctions, and the determination of what spectrum frequencies will be made available for auction and the determination of geographic size of wireless spectrum licenses, are made by the FCC pursuant to laws that it administers. The FCC currently does not have authority to conduct spectrum auctions. The FCC may not be able to allocate spectrum sufficient to meet the demands of all those wishing to obtain wireless spectrum licenses for new market entry or to expand their spectrum holdings to meet the expanding demand for data services or to address other spectrum constraints. Due to factors such as geographic size of wireless spectrum licenses and auction bidders that may raise prices beyond acceptable levels, TDS may not be successful in FCC auctions in obtaining access to the spectrum that it believes is necessary to implement its business and technology strategies.
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
The telecommunications industry is experiencing significant changes in technologies and services expected by customers, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences. Advances in technology could change the amount of tower space needed by wireless companies. Also, high-speed wireless networks (wireless broadband) represent a product offering and opportunity for TDS’ wireless business, but also represent a risk for TDS’ wireline and cable businesses as customers may elect to substitute their wireline or cable broadband connection with wireless broadband. Further, fixed-mobile bundled services that combine wireline broadband services with mobile services represent a competitive threat. If the trend toward bundling continues, TDS is at a competitive disadvantage compared to larger competitors, including cable companies, the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such bundling. Future technological changes or advancements may enable other technologies to equal or exceed TDS’ current levels of service and render its system infrastructure obsolete. TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.
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
▪Inability to make acquisitions that would achieve sufficient scale or substantial benefit to be competitive with competitors with greater scale;
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
▪Inability to utilize acquired wireless spectrum;
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

TDS’ wireline and cable businesses are devoting a substantial amount of capital for fiber overbuilds and expansion into new markets. TDS is often reliant on third parties for items such as construction, franchises, utility locates and easements, aerial attachments and other permits. Difficulties with third-party performance could cause delays or additional costs. Any difficulties in supply chain constraints, labor shortages, project management, engineering or construction resources could delay construction and expansion of operations in new or existing markets or result in increased costs. Failure to complete its fiber deployment activities could have an adverse effect on TDS’ business, business prospects, financial condition or results of operations.
11)Difficulties involving third parties with which TDS does business, including changes in TDS’ relationships with or financial or operational difficulties, including supply chain disruptions, of key suppliers or independent agents and third-party national retailers who market TDS’ services, could adversely affect TDS’ business, financial condition or results of operations.
TDS has relationships with independent agents and third-party national retailers who market TDS’ services.
TDS depends upon certain vendors to provide it with equipment, services and content that meet its quality and cost requirements on a timely basis to continue its network construction and upgrades, and to operate its business. TDS depends upon certain vendors to provide it with wireless devices that meet its quality and cost requirements on a timely basis to support sales. TDS does not have operational or financial control over such key suppliers and has limited influence with respect to the manner in which these key suppliers conduct their businesses. Further, key suppliers may experience supply chain challenges beyond their control that result in difficulties providing the services and products typically requested by TDS on a timely basis. If these key suppliers (i) experience product availability shortages, (ii) require extended lead times to fulfill orders, (iii) experience financial difficulties or file for bankruptcy or experience other operational difficulties or (iv) deem TDS non-strategic and do not develop or sell services and products to TDS, particularly where technical requirements differ from those of larger companies, they may not provide equipment, services or content to TDS on a timely basis, or at all, or they may otherwise fail to honor their obligations to TDS. Furthermore, consolidation among key suppliers may result in less competition, higher prices, the discontinuation of equipment and/or services typically purchased by TDS or the discontinuation of support for equipment owned by TDS.
Operation of TDS’ supply chain and management of its device inventory and network equipment, including customer premise equipment, require accurate forecasting of customer growth and demand. If overall demand for devices and network equipment or the mix of demand for devices and network equipment is significantly different than TDS’ expectations, TDS could face inadequate or excess supplies of particular models of devices and network equipment. This could result in lost sales opportunities or an excess supply of device inventory or network equipment that may need to be written down, depreciated, or disposed of for a loss. If network equipment is not available or requires extended lead times due to supply chain challenges, or if overall demand for services or the mix of demand for services is significantly different than TDS' expectations, TDS may not be able to adequately maintain a network that supports customer demand. Further, TDS' supply chain could be disrupted unexpectedly by raw material shortages, wars, natural disasters, disease or other factors. Supply chain disruptions may result in limited component availability, constraints on certain devices and network equipment, extended lead times, delayed construction and additional uncertainty.
Also, TDS has other arrangements with third parties, including arrangements pursuant to which TDS outsources certain support and billing functions to third-party vendors, including service providers and third-party wireless network operators for TDS' wireline MVNO product. Operational problems associated with such functions, including any failure by the vendor to provide the required level of service under the outsourcing arrangements, including possible cyber-attacks or other breaches of network or information technology security, data protection or privacy, could have adverse effects on TDS’ business, financial condition or results of operations.
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
The increased provision of data services, including IPTV, has introduced significant demands on TDS’ network and also has increased complexities related to network management which creates an increased level of risk related to quality of service and data speeds. This is due to the fact that many customers increasingly rely on data communications to execute and validate transactions. As a result, redundancy and geographical diversity of TDS’ network facilities are critical to providing uninterrupted service. Also, the speed of repair and maintenance procedures in the event of network interruptions is critical to maintaining customer satisfaction. TDS’ ability to maintain high-quality, uninterrupted service to its customers is critical, particularly given the increasingly competitive environment and customers’ ability to choose other service providers.
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

Financial Risk Factors
13)Uncertainty in TDS’ or UScellular's future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in TDS’ or UScellular's performance or market conditions, changes in TDS’ or UScellular's credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which has required and could in the future require TDS to reduce or delay its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, divest assets or businesses, and/or reduce or cease share repurchases and/or the payment of dividends.
TDS and its subsidiaries operate capital-intensive businesses. Historically, TDS has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, TDS’ existing cash and investment balances, funds available under its financing agreements, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions. There is no assurance that this will be the case in the future. TDS expects to engage in additional financing activity to fund its current fiber plans and E-ACAM builds. TDS’ liquidity would be adversely affected if, among other things, cash flows from operations significantly decline, TDS is unable to obtain short or long-term financing on acceptable terms, TDS is not able to comply with certain debt covenants or TDS is unsuccessful in negotiating related consents, waivers, or amendments, interest rates increase, TDS makes significant spectrum license purchases, TDS makes significant capital investments, TDS makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) and other minority-owned partnerships discontinue or significantly reduce distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline. TDS' liquidity may also be adversely affected by changes in the liquidity of UScellular that impact UScellular's or TDS' ability to comply with certain debt covenants or if UScellular or TDS is unsuccessful in negotiating related consents, waivers, or amendments. These or other developments at UScellular may negatively affect TDS' ability to obtain short or long-term financing on acceptable terms or obtain favorable terms and conditions from third-party vendors.
TDS’ credit rating currently is sub-investment grade. TDS has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment and less Cash paid for software license agreements) at times in the past and expects to incur negative free cash flow in future periods. TDS may require substantial additional capital for, among other uses, acquisitions of providers of cable, wireless or wireline telecommunications services or products, or other businesses, spectrum license or system acquisitions, capital expenditures, the repurchase of shares, the payment of dividends, or making additional investments including new technologies and fiber deployments. There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS. Insufficient cash flows from operating activities, changes in TDS' credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to lend, other changes in the performance of TDS or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its acquisition, capital expenditure and business development programs, reduce the acquisition and development of wireless spectrum licenses, divest assets, reduce or cease share repurchases and/or the payment of dividends. Specifically, TDS Telecom has elected to slow the pace of its fiber deployment and reduce or defer planned capital expenditures as a means to lower its funding needs. TDS cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.
UScellular's credit rating from nationally recognized credit agencies may impact TDS' credit rating as, given UScellular's ownership structure, the rating agencies often consider rating actions related to TDS and UScellular in tandem. To the extent that UScellular's credit rating is downgraded, it may adversely affect TDS' credit rating, which could result in the impacts described above.
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

The TDS and UScellular revolving credit agreements, the TDS and UScellular term loan agreements, the TDS and UScellular export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of TDS and UScellular, there is a risk that TDS and/or UScellular could fail to satisfy the required financial covenants. This risk has increased with TDS' recent financial and operating performance. If TDS or UScellular breach a financial or other covenant of any of these agreements, it would result in a default under that agreement, and could involve a cross-default under other debt instruments. This could in turn cause the affected lenders to accelerate the repayment of principal and accrued interest on any outstanding debt under such agreements and, if they choose, terminate the agreement. If appropriate, TDS and UScellular may request an amendment to one or more credit agreements to adjust financial covenants to provide additional financial flexibility to TDS and UScellular, and may also seek other changes to such agreements. There is no assurance that the lenders will agree to any amendments. If the lenders agree to amendments, this may result in additional payments or higher interest rates payable to the lenders and/or additional restrictions. Restrictions with such debt instruments may limit TDS’ operating and financial flexibility.
As a result, TDS’ level of indebtedness, restrictions contained in debt instruments and/or possible breaches of covenants, defaults, and acceleration of indebtedness could have an adverse effect on TDS’ business, financial condition, revenues, results of operations and cash flows.
15)TDS has entered into a new Senior Secured Credit Agreement that imposes certain restrictions on its business and operations that may affect its ability to operate its business and make payments on its indebtedness.
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
16)TDS’ assets and revenue are concentrated primarily in the U.S. telecommunications industry. Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.
The U.S. telecommunications industry is facing significant change and an uncertain operating environment. TDS’ focus on the U.S. telecommunications industry, together with its sub-scale position relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification. This could have an adverse effect on TDS’ ability to attain and sustain long-term, profitable revenue growth and could have an adverse effect on its business, financial condition or results of operations.
17)TDS has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on TDS’ financial condition or results of operations.
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

Regulatory, Legal and Governance Risk Factors
18)TDS and UScellular have initiated a process to explore a range of strategic alternatives for UScellular and there can be no assurance that any strategic alternative will be successfully identified or completed, that any such strategic alternative will result in additional value for TDS and its shareholders, or that the process will not have an adverse impact on TDS' business or financial statements.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. This comprehensive process could result in a diversion of management's attention from TDS' existing business; a failure to achieve financial and operating objectives; the failure to retain key personnel, customers, business partners or contracts; and volatility in TDS' stock price. In addition, this process has already resulted in the incurrence of significant expense - this is expected to continue. It is possible that any outcomes of the strategic alternatives review could change the composition of UScellular's long-lived assets, how UScellular may derive cash flows from these assets and may result in uncertainty related to asset recoverability. This may impact UScellular's asset groups for purposes of assessing wireless spectrum licenses and/or property, plant and equipment for impairment and may require in the near term an impairment assessment to be performed which may result in an impairment. There can be no assurance that such comprehensive process will result in any strategic alternative of any kind being successfully identified or completed or that the process or any outcomes of the process will not have an adverse impact on TDS' business or financial statements.
19)Failure by TDS to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect TDS’ business, financial condition or results of operations.
TDS’ operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies. Various regulatory agencies and legislative bodies could implement different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, trade policies, tariffs on import goods and climate change. New or amended regulatory requirements could increase TDS’ costs and divert resources from other initiatives. Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact TDS’ operations by, among other things, restricting energy consumption or access to grid electricity, permitting greater competition or limiting TDS’ ability to engage in certain sales or marketing activities, or retention and recruitment of skilled resources. New regulatory mandates or enforcement may require unexpected or increased capital expenditures, lost revenues, higher operating expenses or other changes. Court decisions and rulemakings could have a substantial impact on TDS’ operations, including rulemakings on broadband access to the internet, intercarrier access compensation, state and federal support funding, court decisions regarding the FCC's universal service fund program, and treatment of VoIP traffic or unbundled network elements or, more broadly, the scope of authority of the federal agencies that regulate TDS. Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’ ability to respond to new regulations. Further, wireless spectrum licenses and cable franchise rights are subject to renewal by a granting authority and could be revoked in the event of a violation of applicable laws or regulatory requirements. Also, although FCC rules relating to net neutrality have been repealed, on October 19, 2023, the FCC adopted a draft Notice of Proposed Rulemaking (NPRM) that proposes to reinstate such rules and reclassify broadband internet access service as a telecommunications service under Title II of the Communications Act of 1934. In the interim, some state legislators and regulators are seeking to or have already enacted state net neutrality laws and regulations, and it is unclear whether more states will seek to do so now that the FCC has announced its intent to reinstate net neutrality rules. Interpretation and application of these rules and of rules relating to other recent NPRMs issued by the FCC (for example, with respect to digital discrimination), including conflicts between federal and state laws, may result in additional costs for compliance and may limit opportunities to derive profits from certain business practices or resources.
TDS attempts to timely and fully comply with all regulatory requirements. However, TDS is unable to predict the future actions of the various legislative and regulatory bodies that govern TDS, and such actions could have adverse effects on TDS’ business.
20)TDS receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to great uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on TDS’ business, financial condition or results of operations.
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high-cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high-cost support for service to high-cost areas in 2023. While there is uncertainty, UScellular expects that regulatory support payments will likely decline in future periods, and there is no assurance that UScellular will qualify for future regulatory support programs. TDS Telecom also received support under the Connect America Fund support program. The ACAM and E-ACAM programs have build-out requirements that may not be met, which would result in penalties, loss of support and/or deferral of future revenues. In 2023, TDS Telecom received $110 million under all federal regulatory support programs. There is no assurance that regulatory support payments will continue for TDS Telecom, and no assurance that TDS Telecom will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on TDS’ business, financial condition or operating results and cash flows. Adding to this uncertainty are a series of court cases challenging the constitutionality of the universal service fund program that establishes and administers these regulatory support payments.

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
21)Settlements, judgments, restraints on its current or future manner of doing business and/or legal costs resulting from pending and future litigation could have an adverse effect on TDS’ business, financial condition or results of operations.
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
22)The possible development of adverse precedent in litigation or conclusions in professional or environmental studies to the effect that potentially harmful emissions from devices or network equipment, including but not limited to radio frequencies emitted by wireless signals or due to contamination from network cabling, may cause harmful health or environmental consequences, including cancer, tumors or otherwise harmful impacts, or may interfere with various electronic medical devices or frequencies used by other industries, could have an adverse effect on TDS’ wireless and/or wireline business, financial condition or results of operations.
Media reports and certain professional studies have suggested that certain potentially harmful emissions from devices or network equipment, including but not limited to radio frequencies emitted by wireless signals or due to contamination from network cabling, may cause harmful health or environmental consequences, including cancer, tumors or otherwise harmful impacts, and may interfere with various electronic medical devices, including hearing aids and pacemakers. There may also be safety concerns related to frequencies used by wireless devices interfering with frequencies used by other industries, including but not limited to, the concerns of the Federal Aviation Administration regarding potential interference of 5G deployment with altimeters used by aircraft, which could impact deployment of certain wireless spectrum. TDS is a party to and may in the future be a party to lawsuits against wireless carriers and other parties claiming damages for alleged health effects, including cancer or tumors, arising from wireless phones, radio frequency transmitters, or harmful emissions from network equipment. Concerns over radio frequency emissions may discourage use of wireless devices or expose TDS to potential litigation. In addition, the FCC or other regulatory authorities may adopt regulations in response to concerns about radio frequency or harmful network equipment emissions. Any resulting decrease in demand for wireless services, costs of litigation and damage awards or regulation could have an adverse effect on TDS’ business, financial condition or results of operations.
In addition, some studies have indicated that some aspects of using a wireless device while driving may impair a driver's attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries.

23)Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent TDS from using necessary technology to provide products or services or subject TDS to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on TDS’ business, financial condition or results of operations.
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
24)Certain matters, such as control by the TDS Voting Trust and provisions in the TDS Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of TDS or have other consequences.
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

General Risk Factors
25)TDS has experienced, and in the future expects to experience, cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on TDS' business, financial condition or results of operations.
TDS experiences cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events, including denial of service attacks which may cause TDS' services to be disrupted or unavailable to customers. The increased number of associates working remotely increases risks associated with data handling and vulnerability management. The rapid evolution and increased adoption of artificial intelligence technologies may intensify TDS' cybersecurity risk. TDS maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches. Although to date TDS has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks including ransomware. If TDS’ or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if TDS’ or its vendors’ security is breached or otherwise compromised, TDS could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems. If TDS’ or its vendors’ systems become unavailable or suffer a security breach of customer or other data, TDS may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. TDS continues to experience denial of service attacks. Although TDS has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future. See Item 1C. Cybersecurity of this Form 10-K for additional information.
26)Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede TDS’ access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS’ business, financial condition or results of operations.
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
27)The impact of public health emergencies on TDS' business is uncertain, but depending on duration and severity could have a material adverse effect on TDS' business, financial condition or results of operations.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The TDS information security program aligns with the National Institute of Standards and Technology (NIST) cybersecurity framework. Risk assessments are conducted periodically leveraging this standard and are integrated into the TDS Enterprise Risk Management (ERM) program. The assessment results are used to drive continuous improvement in the TDS cybersecurity control environment, as well as to manage potential data security risks of third-party service providers. TDS assesses the threat and vulnerability landscape using various commercial, government, vendor and publicly available information sources and tools. TDS manages these evolving risks through ongoing investments in the security program including active monitoring of the internal data environment and the environments of third-party service providers who manage sensitive data. In addition, TDS Information Technology leaders conduct regular cyber incident simulations to ensure preparedness in the event of a cyber-attack. TDS leverages external parties to perform independent assessments and tests of security controls in the environment.
TDS’ Information Technology Security leaders are responsible for assessing and managing cybersecurity risks. Management has a depth of cybersecurity experience focused on increasing the organization's resilience to security threats and stays current on new developments through continuing education and monitoring of the cybersecurity landscape. The TDS environment is monitored for potential security threats and security events are investigated and acted on to minimize potential risk to the environment.
The full Board of Directors engages in oversight of TDS' cybersecurity risks. The Board of Directors receives regular updates from management on technology and security updates and TDS’ assessment of cybersecurity threats and mitigation plans. The TDS Audit Committee oversees the processes over internal controls and financial reporting that includes controls and procedures that are designed to ensure that significant cybersecurity incidents are communicated to both senior management and the Audit Committee. Cybersecurity is also discussed with the Technology Advisory Group of the Board of Directors as warranted, at least on an annual basis.
Item 2. Properties
TDS has properties located throughout the United States. As of December 31, 2023, TDS’ gross investment in property, plant and equipment was as follows:

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

As of December 31, 2023, the gross investment in property, plant and equipment was $9,560 million at UScellular, $5,737 million at TDS Telecom and $315 million at Parent & Other. See Note 9 — Property, Plant and Equipment in the Notes to Consolidated Financial Statements for additional information.

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
TDS' Common Shares are listed on the New York Stock Exchange under the symbol “TDS.” As of January 31, 2024, the last trading day of the month, TDS Common Shares were held by 1,561 record owners, and the Series A Common Shares were held by 64 record owners.
TDS paid quarterly dividends per outstanding share of $0.185 in 2023, $0.180 in 2022 and $0.175 in 2021. TDS increased the dividend per share to $0.190 in the first quarter of 2024. TDS has paid cash dividends on its common stock since 1974. It is uncertain at this time how the strategic alternatives review for UScellular, TDS' available opportunities to reinvest in its businesses, or TDS' ongoing liquidity needs, may impact the decisions of the TDS Board of Directors regarding the declaration of future dividends.
The Common Shares of United States Cellular Corporation, an 83%-owned subsidiary of TDS, are listed on the New York Stock Exchange under the symbol “USM.”
Stock Performance Graph
The following chart provides a comparison of TDS’ cumulative total return to shareholders (stock price appreciation plus dividends) during the previous five years to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones U.S. Telecommunications Index.
Note: Cumulative total return assumes reinvestment of dividends.

	2018	2019	2020	2021	2022	2023
TDS Common Shares (NYSE: TDS)	$100	$80.02	$60.57	$67.89	$37.15	$69.21
S&P 500 Index	100	131.49	155.68	200.37	164.08	207.21
Dow Jones U.S. Telecommunications Index	100	127.88	120.31	109.89	103.57	107.20
The comparison above assumes $100.00 invested at the close of trading on the last trading day of 2018, in TDS Common Shares, S&P 500 Index and the Dow Jones U.S. Telecommunications Index.

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
Issuer Purchases of Equity Securities
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the fourth quarter of 2023.
TDS determines whether to repurchase shares from time to time based on many considerations, including cash needed for other known or possible requirements, the stock price, market conditions, debt rating considerations, business forecasts, business plans, macroeconomic conditions, share issuances under compensation plans, provisions in governing and legal documents and other legal requirements, and other facts and circumstances. Subject to these considerations and to legal requirements, TDS may approve the repurchase of its shares from time to time when circumstances warrant.
The maximum dollar value of shares that may yet be purchased under this program was $132 million as of December 31, 2023. There were no purchases made by or on behalf of TDS, and any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the fourth quarter of 2023.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to MD&A

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following Management’s Discussion and Analysis (MD&A) should be read in conjunction with the audited consolidated financial statements and notes of Telephone and Data Systems, Inc. (TDS) for the year ended December 31, 2023, and with the description of TDS’ business included herein. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
The following MD&A omits discussion of 2022 compared to 2021. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in TDS' Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 16, 2023, for that discussion.
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

2023 Operating Revenues by Segment

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
TDS’ historical long-term strategy has been to re-invest the majority of its operating capital in its businesses to strengthen their competitive positions and financial performance, while also returning value to TDS shareholders primarily through the payment of a regular quarterly cash dividend. It is uncertain at this time how the strategic alternatives review for UScellular, TDS' available opportunities to reinvest in its businesses, or TDS' ongoing liquidity needs may impact TDS' long-term strategy, including with regard to the payment of dividends, in future periods.
During 2023, TDS paid regular quarterly cash dividends to common and preferred shareholders of $83 million and $70 million, respectively. TDS increased the dividend per Common Share paid to its investors by 3% in 2023 and in February 2024, TDS increased its first quarter dividend per Common Share another 3%. During 2023, TDS repurchased 545,990 Common Shares for $6 million at an average cost per share of $10.09. As of December 31, 2023, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $132 million. There is no assurance that TDS will continue to increase the dividend rate or pay dividends and no assurance that TDS will make any significant amount of share repurchases in the future.
Recent Development
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. During 2023, TDS incurred third-party expenses of $13 million related to the strategic alternatives review. At this time, TDS cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.
Significant Financial Matter
Net loss attributable to TDS common shareholders was $569 million and $7 million for the years ended December 31, 2023 and 2022, respectively. Such net losses include a non-cash charge related to the TDS Telecom Goodwill impairment of $547 million ($511 million, net of tax impacts), which was recorded during the three months ended December 31, 2023. The conclusion that this impairment was required was made in connection with the review and preparation of the financial statements. See Note 7 — Intangible Assets for a detailed discussion regarding the Goodwill impairment. Refer to Supplemental Information to Non-GAAP Financial Measures within this MD&A for a reconciliation of the Goodwill impairment, net of tax.

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
▪Connected Devices – non-handset devices that connect directly to the UScellular network. Connected devices include products such as tablets, wearables, modems, fixed wireless, and hotspots.
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
▪Enhanced Alternative Connect America Cost Model (E-ACAM) – a USF support mechanism for certain carriers, which provides revenue support through 2038. This support comes with an obligation to provide 100 megabits per second (Mbps) of download speed and 20 Mbps of upload speed (100/20 Mbps) to a certain number of locations.
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

Index to MD&A
▪VoLTE – Voice over Long-Term Evolution is a technology specification that defines the standards and procedures for delivering voice communications and related services over 4G LTE networks.

Index to MD&A
Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the year ended December 31, 2023, to the year ended December 31, 2022

Year Ended December 31,	2023	2022	2023 vs. 2022
(Dollars in millions)
Operating revenues
UScellular	$3,906	$4,169	(6)%
TDS Telecom	1,028	1,020	1%
All other[1]	226	224	1%
Total operating revenues	5,160	5,413	(5)%
Operating expenses
UScellular	3,767	4,100	(8)%
TDS Telecom	1,551	954	63%
All other[1]	256	237	8%
Total operating expenses	5,574	5,291	5%
Operating income (loss)
UScellular	139	69	N/M
TDS Telecom	(523)	66	N/M
All other[1]	(30)	(13)	N/M
Total operating income	(414)	122	N/M
Investment and other income (expense)
Equity in earnings of unconsolidated entities	159	159	–
Interest and dividend income	20	17	19%
Interest expense	(244)	(174)	(40)%
Other, net	2	1	94%
Total investment and other income (expense)	(63)	3	N/M

Income (loss) before income taxes	(477)	125	N/M
Income tax expense	10	53	(81)%

Net income (loss)	(487)	72	N/M
Less: Net income attributable to noncontrolling interests, net of tax	13	10	28%
Net income (loss) attributable to TDS shareholders	(500)	62	N/M
TDS Preferred Share dividends	69	69	–
Net loss attributable to TDS common shareholders	$(569)	$(7)	N/M

Adjusted OIBDA (Non-GAAP)[2]	$1,086	$1,080	1%
Adjusted EBITDA (Non-GAAP)[2]	$1,267	$1,257	1%
Capital expenditures[3]	$1,197	$1,285	(7)%
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

Index to MD&A
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $65 million for both 2023 and 2022. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased in 2023 due primarily to interest rate increases on variable rate debt. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased in 2023 due primarily to the decrease in Income (loss) before income taxes driven by the impairment of Goodwill, a portion of which is amortizable for tax purposes, and therefore provides a reduction in deferred tax expense.
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.
Net income attributable to noncontrolling interests, net of tax

Year Ended December 31,	2023	2022
(Dollars in millions)
UScellular noncontrolling public shareholders’	$9	$6
Noncontrolling shareholders’ or partners’	4	4
Net income attributable to noncontrolling interests, net of tax	$13	$10
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Index to MD&A

Earnings
(Dollars in millions)

Net income (loss) decreased in 2023 due primarily to the impairment of the TDS Telecom Goodwill as well as lower operating revenues and higher interest expense, partially offset by lower cash operating and tax expenses. Adjusted EBITDA increased in 2023 due primarily to lower operating expenses, partially offset by lower operating revenues.
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

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.6 million retail connections including 4.1 million postpaid and 0.5 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,300 associates
▪Owns 4,373 towers
▪Operates 7,000 cell sites in service

Index to MD&A
UScellular Mission and Strategy
UScellular’s mission is to connect its customers to what matters most to them. This includes providing exceptional wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the markets UScellular serves.
UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a local community focus. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as device protection plans and from new services such as fixed wireless home internet. In addition, UScellular is focused on increasing tower rent revenues and expanding its solutions available to business and government customers.
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's initial 5G deployment has predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023, UScellular continued to invest in 5G with a focus on deployment of mid-band spectrum, which will largely overlap portions of areas already covered with low-band 5G service. 5G service deployed over mid-band spectrum will further enhance speed and capacity for UScellular's mobility and fixed wireless services.
▪UScellular assesses its existing wireless interests on an ongoing basis with a goal of improving the competitiveness of its operations and maximizing its profitability. As part of this strategy, UScellular may seek attractive opportunities to acquire and divest wireless spectrum as deemed necessary.

Index to MD&A
Operational Overview — UScellular

Retail Connections Composition
As of December 31, 2023

10%
90%
Postpaid
Prepaid

As of December 31,	2023	2022
Retail Connections – End of Period
Postpaid	4,106,000	4,247,000
Prepaid	451,000	493,000
Total	4,557,000	4,740,000

Year Ended December 31,	2023	2022	2023 vs. 2022
Postpaid Activity and Churn
Gross Additions
Handsets	339,000	397,000	(15)%
Connected Devices	178,000	162,000	10%
Total Gross Additions	517,000	559,000	(8)%
Net Additions (Losses)
Handsets	(145,000)	(110,000)	(32)%
Connected Devices	7,000	(23,000)	N/M
Total Net Additions (Losses)	(138,000)	(133,000)	(4)%
Churn
Handsets	1.10%	1.12%
Connected Devices	2.77%	2.95%
Total Churn	1.31%	1.34%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased in 2023 due primarily to lower gross additions resulting from aggressive industry-wide competition.
Total postpaid connected device net additions increased in 2023 due primarily to higher demand for fixed wireless home internet as well as decreases in tablet and mobile hotspot churn.
Postpaid Revenue

Year Ended December 31,	2023	2022	2023 vs. 2022
Average Revenue Per User (ARPU)	$51.01	$50.14	2%
Average Revenue Per Account (ARPA)	$130.91	$130.39	–
Postpaid ARPU increased in 2023 due to favorable plan and product offering mix and an increase in device protection plan revenues, partially offset by an increase in promotional discounts.
Postpaid ARPA was relatively flat in 2023 due to the impacts to Postpaid ARPU, offset by a decrease in the number of connections per account.

Index to MD&A
Financial Overview — UScellular
The following discussion and analysis compares financial results for the year ended December 31, 2023, to the year ended December 31, 2022.

Year Ended December 31,	2023	2022	2023 vs. 2022
(Dollars in millions)
Retail service[1]	$2,742	$2,793	(2)%
Inbound roaming	32	67	(52)%
Other	270	265	2%
Service revenues	3,044	3,125	(3)%
Equipment sales	862	1,044	(17)%
Total operating revenues	3,906	4,169	(6)%

System operations (excluding Depreciation, amortization and accretion reported below)	740	755	(2)%
Cost of equipment sold	988	1,216	(19)%
Selling, general and administrative	1,368	1,408	(3)%
Depreciation, amortization and accretion	656	700	(6)%
Loss on impairment of licenses	—	3	N/M
(Gain) loss on asset disposals, net	17	19	(9)%
(Gain) loss on sale of business and other exit costs, net	—	(1)	N/M
(Gain) loss on license sales and exchanges, net	(2)	—	N/M
Total operating expenses	3,767	4,100	(8)%

Operating income	$139	$69	N/M

Net income	$58	$35	67%
Adjusted OIBDA (Non-GAAP)[2]	$818	$790	4%
Adjusted EBITDA (Non-GAAP)[2]	$986	$956	3%
Capital expenditures[3]	$611	$717	(15)%
N/M - Percentage change not meaningful
1UScellular recorded an adjustment to correct a prior period error related to the recognition of discounts for certain Prepaid customers, which decreased Service revenue by $5 million in 2023. This adjustment was not material to any of the periods impacted.
2Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
3Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Index to MD&A

Operating Revenues
(Dollars in millions)

Service revenues consist of:
▪Retail Service – Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Inbound Roaming – Consideration from other wireless carriers whose customers use UScellular’s wireless systems when roaming
▪Other Service – Amounts received from the Federal USF, third-party tower rental revenues, miscellaneous other service revenues and Internet of Things (IoT)
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased in 2023 primarily as a result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Inbound roaming revenues decreased in 2023, primarily driven by lower data revenues resulting from lower rates.
Other service revenues increased in 2023, resulting from increases in tower rental revenues, partially offset by declines in miscellaneous revenues.
Equipment sales revenues decreased in 2023, due primarily to a decline in smartphone upgrades and gross additions, partially offset by a higher average price of new smartphone sales.
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
Total operating expenses
Total operating expenses in 2023 include $9 million of severance and related expenses associated with a reduction in workforce that was recorded in the first quarter of 2023. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
System operations expenses
System operations expenses decreased in 2023, due primarily to decreases in roaming and customer usage expenses, partially offset by an increase in maintenance, utility, and cell site expenses. The decrease in roaming expense was driven by a decrease in roaming rates partially offset by an increase in usage.

Index to MD&A
Cost of equipment sold
Cost of equipment sold decreased in 2023, due primarily to a decline in smartphone upgrades and gross additions, partially offset by a higher average cost per unit sold.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased in 2023, due primarily to decreases in bad debts expense, commissions, facilities and employee-related expenses, partially offset by an increase in advertising expenses as well as $8 million of expenses related to the strategic alternatives review.
Depreciation, amortization and accretion
Depreciation, amortization and accretion expenses decreased in 2023 due primarily to enhancements that extended the useful life of a software platform.

Index to MD&A

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom owns, operates and invests in high-quality networks, services and products in a mix of small to mid-sized urban, suburban and rural communities throughout the United States. TDS Telecom is a wholly-owned subsidiary of TDS and provides a wide range of broadband, video and voice communications services to residential, commercial and wholesale customers, with the constant focus on delivering outstanding customer service.

OPERATIONS

TDS Telecom headquarters, Madison, WI

TDS Telecom operations

▪Serves 1.2 million connections in 32 states.
▪Employs approximately 3,600 associates.

Index to MD&A
TDS Telecom Mission and Strategy
TDS Telecom's mission is to create a better world by providing high-quality communications services to connect people and businesses, support education, and strengthen communities.
TDS Telecom's strategic efforts include:
▪TDS Telecom strives to provide high-quality broadband services in its markets with the ability to provide value-added bundling with video and voice service options. TDS Telecom focuses on driving growth by investing in fiber deployment primarily in its expansion markets and also in its incumbent markets that have historically utilized copper and coaxial cable technologies.
▪TDS Telecom seeks to grow its operations by creating clusters of markets in attractive, growing locations and may seek to acquire and/or divest of assets to support its strategy.

Index to MD&A
Operational Overview — TDS Telecom
Total Service Address Mix
As of December 31,

TDS Telecom increased its service addresses 12% from a year ago to 1.7 million as of December 31, 2023, through network expansion.
TDS Telecom offers 1Gig+ service to 72% of its total footprint as of December 31, 2023, compared to 66% a year ago.

As of December 31,	2023	2022	2023 vs. 2022
Residential connections
Broadband
Wireline, Incumbent	244,800	249,100	(2)%
Wireline, Expansion	92,200	56,100	64%
Cable	202,900	204,800	(1)%
Total Broadband	539,800	510,000	6%
Video	131,500	135,300	(3)%
Voice	281,600	291,600	(3)%
Total Residential Connections	952,900	936,900	2%
Commercial connections	210,200	236,000	(11)%
Total connections	1,163,100	1,173,000	(1)%
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connections declines, partially offset by broadband connection growth.
A majority of TDS Telecom's residential customers take advantage of bundling options as 56% of customers subscribe to more than one service.

Index to MD&A

Residential Broadband Connections by Speed
As of December 31,

Residential broadband customers continue to choose higher speeds with 76% taking speeds of 100 Mbps or greater and 16% choosing 1Gig+.

Residential Revenue per Connection
For the year ended December 31,

Total residential revenue per connection increased 4% for 2023, due to price increases and product mix changes, partially offset by increased promotional activity.

Index to MD&A
Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the year ended December 31, 2023, to the year ended December 31, 2022.

Year Ended December 31,	2023	2022	2023 vs. 2022
(Dollars in millions)
Residential
Wireline, Incumbent	$352	$350	1%
Wireline, Expansion	75	49	53%
Cable	273	270	1%
Total residential	700	669	5%
Commercial	155	173	(10)%
Wholesale	172	177	(3)%
Total service revenues	1,027	1,019	1%
Equipment revenues	1	1	(12)%
Total operating revenues	1,028	1,020	1%

Cost of services (excluding Depreciation, amortization and accretion reported below)	423	418	1%
Cost of equipment and products	—	1	(26)%
Selling, general and administrative	326	313	4%
Depreciation, amortization and accretion	245	215	14%
Loss on impairment of goodwill	547	—	N/M
(Gain) loss on asset disposals, net	10	7	31%
Total operating expenses	1,551	954	63%

Operating income (loss)	$(523)	$66	N/M

Net income (loss)	$(483)	$53	N/M
Adjusted OIBDA (Non-GAAP)[1]	$279	$288	(3)%
Adjusted EBITDA (Non-GAAP)[1]	$285	$291	(2)%
Capital expenditures[2]	$577	$556	4%
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for 2023 due primarily to price increases and growth in broadband connections, partially offset by promotional activity and a decline in voice and video connections.

Commercial revenues decreased for 2023 due primarily to declining connections in CLEC markets.

Cost of services
Cost of services increased for 2023 due primarily to higher video programming costs, information processing costs, and employee-related expenses, partially offset by a decrease in cost to provide legacy services.

Selling, general and administrative
Selling, general and administrative expenses increased for 2023 due primarily to increases to support current and future growth, including employee-related expenses, information processing, and advertising and marketing expenses.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for 2023 due primarily to increased capital expenditures on new fiber assets and customer premise equipment.
Loss on impairment of goodwill
During the fourth quarter of 2023, TDS Telecom recorded a $547 million loss on impairment of Goodwill. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Liquidity and Capital Resources
Sources of Liquidity
TDS and its subsidiaries operate capital-intensive businesses. TDS incurred negative free cash flow in the year ended December 31, 2023, has incurred negative free cash flow in prior periods, and expects to continue to incur negative free cash flow in future periods. In the past, TDS’ existing cash and investment balances, funds available under its financing agreements, preferred share offerings, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets, pay dividends and to fund acquisitions. There is no assurance that this will be the case in the future.
TDS believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its day-to-day operating needs and debt service requirements. In addition, TDS retains the ability, as described below, to reduce its capital and operating expenditures to ameliorate its funding needs.
TDS may require substantial additional funding for, among other uses, capital expenditures, making additional investments including new technologies, fiber deployments and E-ACAM builds, acquisitions of providers of telecommunications services, wireless spectrum license acquisitions, agreements to purchase goods or services, leases, repurchases of shares, or payment of dividends. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, issue equity securities, or to divest assets in order to fund potential expenditures. TDS' liquidity would be adversely affected if it is unable to obtain short or long-term financing on acceptable terms.
TDS will continue to monitor the rapidly changing business and market conditions and is taking and intends to take appropriate actions, as necessary, to meet its liquidity needs, including reducing its planned capital expenditures. Specifically, TDS Telecom has elected to slow the pace of its fiber deployment and reduce or defer planned capital expenditures as a means to lower its funding needs. It is possible that TDS Telecom will be required, if it is unable to access capital on acceptable terms, to substantially reduce its plans for fiber deployment, in both the short and long-term.
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

Index to MD&A
In addition to Cash and cash equivalents, TDS and UScellular had available undrawn borrowing capacity (taking into account debt covenant restrictions) from the following debt facilities at December 31, 2023. See the Financing section below for further details.

	TDS	UScellular
(Dollars in millions)
Revolving Credit Agreement	$299	$300
Receivables Securitization Agreement	—	300
Repurchase Agreement[1]	—	200
Total undrawn borrowing capacity	299	800
Debt covenant restrictions[1]	—	200
Total available undrawn borrowing capacity	$299	$600
1The capacity available under the Repurchase Agreement and the Debt covenant restrictions in the table above relate to the Repurchase Agreement facility that subsequently expired in January 2024.
Financing
Revolving Credit Agreements
TDS and UScellular have unsecured revolving credit agreements with maximum borrowing capacities of $400 million and $300 million, respectively. Amounts under the revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. As of December 31, 2023, the outstanding borrowings under the TDS agreement were $100 million and TDS' and UScellular’s unused borrowing capacity was $299 million and $300 million, respectively.
In January 2024, TDS borrowed $25 million under its revolving credit agreement.
Term Loan Agreements
TDS and UScellular have term loan agreements with maximum borrowing capacities of $500 million and $800 million, respectively. The maturity dates for the term loan agreements range from July 2026 to July 2031. As of December 31, 2023, TDS and UScellular have borrowed the full amounts available under the agreements and the outstanding borrowings were $492 million and $783 million, respectively.
Secured Term Loan Agreement
In September 2023, TDS entered into a $300 million senior secured term loan credit agreement. The maturity date of the agreement is the earlier of (i) September 2026 and (ii) the date that is 91 days prior to the scheduled maturity date of TDS' existing revolving credit agreement (which maturity date is currently July 2026). During 2023, TDS borrowed the full amount of $300 million available under the agreement.
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
Export Credit Financing Agreements
TDS has a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. During 2023, TDS borrowed $100 million under the agreement. The maturity date for the agreement is December 2027. As of December 31, 2023, the outstanding borrowings under the agreement were $150 million, which is the full amount available under the agreement.
UScellular has a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. The maturity date for the agreement is January 2027. As of December 31, 2023, UScellular has borrowed the full amount available under the agreement.

Index to MD&A
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. In September 2023, UScellular amended the agreement to extend the maturity date to September 2025. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. During 2023, UScellular borrowed $315 million and repaid $440 million under the agreement. As of December 31, 2023, the outstanding borrowings under the agreement were $150 million and the unused borrowing capacity was $300 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
In January 2024, UScellular repaid $50 million under the agreement.
Repurchase Agreement
UScellular, through a subsidiary (the repo subsidiary), had a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. During 2023, the repo subsidiary repaid $60 million under the repurchase agreement. As of December 31, 2023, there were no outstanding borrowings under the repurchase agreement and the unused borrowing capacity was $200 million, which was restricted from being borrowed due to covenants within the TDS and UScellular credit agreements that limit secured borrowings on an enterprise-wide basis.
The UScellular repurchase agreement expired in January 2024.
Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. In March 2023, the agreements were amended to require TDS and UScellular to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe that they were in compliance as of December 31, 2023 with all such financial covenants.
TDS believes that it and/or its subsidiaries were in compliance as of December 31, 2023, with all covenants and other requirements set forth in the TDS and UScellular long-term debt indentures. TDS and UScellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.
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
Credit Ratings
In certain circumstances, TDS’ and UScellular’s interest cost on their various agreements may be subject to increase if their current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised. The agreements do not cease to be available nor do the maturity dates accelerate solely as a result of a downgrade in TDS’ or UScellular’s credit rating. However, downgrades in TDS’ or UScellular’s credit rating could adversely affect their ability to renew the agreements, obtain consents, waivers, or amendments, or obtain access to other credit agreements in the future.

Index to MD&A
TDS and UScellular are rated as sub-investment grade issuers. The TDS and UScellular issuer credit ratings as of December 31, 2023, and the dates such ratings were re-affirmed were as follows:

Rating Agency	Rating	Outlook
Moody's (re-affirmed October 2023)	Ba1	stable outlook
Standard & Poor's (issued August 2023)	BB	watch-developing outlook
Fitch Ratings (re-affirmed March 2023)	BB+	stable outlook
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
Capital Requirements
The discussion below is intended to highlight some of the significant cash outlays expected during 2024 and beyond and to highlight the spending incurred in current and prior years for these items. This discussion does not include cash required to fund normal operations, and is not a comprehensive list of capital requirements. Significant cash requirements that are not routine or in the normal course of business could arise from time to time.
Capital Expenditures
TDS makes substantial investments to acquire, construct and upgrade telecommunications networks and facilities to remain competitive and as a basis for creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities (such as 5G and VoLTE technology for UScellular and fiber for TDS Telecom) have required substantial investments in potentially revenue-enhancing and cost-saving upgrades to TDS’ networks to remain competitive; this is expected to continue in 2024 and future years with the continued deployment of 5G technology for UScellular, and the continued deployment of fiber for TDS Telecom.

Index to MD&A
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, in 2023 and 2022, were as follows:

Capital Expenditures
(Dollars in millions)

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$1,285
$1,197
2022
2023
UScellular
TDS Telecom
Corporate and Other

UScellular’s capital expenditures in 2023 were $611 million compared to $717 million in 2022. In 2023, UScellular's capital expenditures were used for the following purposes:

•Enhance and maintain UScellular's network capacity and coverage, including continued deployment of 5G with a focus on mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
•Invest in information technology to support existing and new services and products.

Capital expenditures for 2024 are expected to be between $550 million and $650 million. These expenditures are expected to be used for similar purposes as those listed above.
TDS Telecom’s capital expenditures in 2023 were $577 million compared to $556 million in 2022. In 2023, these capital expenditures were used for the following purposes:
•Continue to expand fiber deployment in expansion and incumbent markets;
•Support broadband growth and success-based spending; and
•Maintain and enhance existing infrastructure including build-out requirements of state broadband and ACAM programs.

Capital expenditures for 2024 are expected to be between $310 million and $340 million. These expenditures are expected to be used for similar purposes as those listed above.

TDS intends to finance its capital expenditures for 2024 using primarily Cash flows from operating activities, existing cash balances and additional debt financing from its existing agreements and/or other forms of available financing.
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
Variable Interest Entities
TDS consolidates certain “variable interest entities” as defined under GAAP. See Note 15 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods to fund their operations.

Index to MD&A
Common Share Repurchase Programs
During 2023, TDS repurchased 545,990 Common Shares for $6 million at an average cost per share of $10.09. As of December 31, 2023, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $132 million.
UScellular had no share repurchases during 2023. At December 31, 2023, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 1,927,000.
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
Dividends
TDS paid quarterly dividends per outstanding Common Share of $0.185 in 2023 and $0.180 in 2022. TDS increased the dividend per share to $0.190 in the first quarter of 2024. It is uncertain at this time how the strategic alternatives review for UScellular, TDS' available opportunities to reinvest in its businesses, or TDS' ongoing liquidity needs, may impact the decisions of the TDS Board of Directors regarding the declaration of future dividends.
TDS paid quarterly dividends per outstanding Series UU depositary share (each representing 1/1,000th of a Preferred Share) of $0.414 in 2023 and 2022.
TDS paid quarterly dividends per outstanding Series VV depositary share (each representing 1/1,000th of a Preferred Share) of $0.375 in 2023 and 2022.

Index to MD&A
Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities with a goal of creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, TDS may need to delay or reduce certain investments, dividend payments or sell assets. Refer to Liquidity and Capital Resources within this MD&A for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS’ cash flow activities in 2023 and 2022.
2023 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $129 million. Net cash provided by operating activities was $1,142 million due to a net loss of $487 million adjusted for non-cash items of $1,496 million and distributions received from unconsolidated entities of $150 million, including $69 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $17 million. The working capital changes were primarily driven by the timing of vendor payments and an increase in receivables, partially offset by reduced inventory balances and a federal income tax refund of $57 million received during the second quarter of 2023.
Cash flows used for investing activities were $1,327 million, which included payments for property, plant and equipment of $1,211 million and payments for wireless spectrum licenses of $130 million.
Cash flows provided by financing activities were $56 million, due primarily to $365 million borrowed under the TDS revolving credit agreement, $315 million borrowed under the UScellular receivables securitization agreement, $300 million borrowed under the TDS secured term loan agreement, and $100 million borrowed under the TDS export credit agreement. These were partially offset by $440 million in repayments on the UScellular receivables securitization agreement, $265 million in repayments on the TDS revolving credit agreement, a $60 million repayment on the UScellular EIP receivables repurchase agreement, payment of $153 million in dividends and cash paid for software license agreements of $66 million.
2022 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $15 million. Net cash provided by operating activities was $1,155 million due to net income of $72 million adjusted for non-cash items of $1,036 million and distributions received from unconsolidated entities of $145 million, including $59 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $98 million. The working capital changes were primarily influenced by an increase in receivable and inventory balances, partially offset by a federal income tax refund of $125 million received during the first quarter of 2022. The increase in receivables was driven by a high volume of equipment upgrades due to promotional activities and a longer contract term for equipment installment plans.
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
Accounts receivable, other
Accounts receivable, other decreased $30 million due primarily to the collection of vendor credits from original equipment manufacturers.
Inventory, net
Inventory, net decreased $60 million due primarily to efforts to reduce inventory on hand which was elevated due to lower than expected sales in the fourth quarter of 2022.
Income taxes receivable
Income taxes receivable decreased $55 million due primarily to a federal income tax refund received in the second quarter of 2023 related to the 2020 net operating loss carryback enabled by the CARES Act.
Goodwill
Goodwill decreased $547 million due to the impairment of TDS Telecom's Goodwill in the fourth quarter of 2023. See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.
Accounts payable
Accounts payable decreased $146 million due primarily to the timing of vendor invoice payments related to inventory.
Other current liabilities
Other current liabilities decreased $186 million due primarily to the payment of Auction 107 relocation fees and repayments on the EIP receivables repurchase agreement.
Retained earnings
Retained earnings decreased $676 million due primarily to the net loss incurred for the period, driven by the impairment of TDS Telecom's Goodwill of $547 million and the payment of dividends.

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
Intangible Asset Impairment
Wireless spectrum licenses and Goodwill represent a significant component of TDS’ consolidated assets. These assets are considered to be indefinite-lived assets, and therefore are not amortized but are tested at least annually for impairment. TDS performs annual impairment testing of wireless spectrum licenses and Goodwill as of November 1 of each year, or more frequently if triggering events occur. Significant negative events, such as changes in any of the assumptions described below or decreases in forecasted cash flows, could result in an impairment. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting. Goodwill is tested for impairment at the level of reporting referred to as a reporting unit.
See Note 7 — Intangible Assets in the Notes to Consolidated Financial Statements for information related to Licenses and Goodwill activity in 2023 and 2022.
Wireless Spectrum Licenses – UScellular
For purposes of its impairment test, UScellular has one unit of accounting. UScellular performed a quantitative impairment assessment in 2023 and a qualitative impairment assessment in 2022.
In 2023, a market approach was used to value the wireless spectrum license portfolio. The wireless spectrum licenses were pooled by band, and a range of values was established using industry benchmarks, FCC auction data, and precedent transactions. The midpoint of the range was established as the point estimate for the value of each band, and the sum of the band values was used as the point estimate value of UScellular's wireless spectrum license unit of accounting. Based on this valuation, the fair value of the wireless spectrum licenses exceeded the respective carrying value by 17% and there was no impairment of wireless spectrum licenses.
In 2022, UScellular considered several qualitative factors, including analyst estimates of wireless spectrum license values, recent spectrum auction results, UScellular and other market participant transactions, and other industry and market factors. Based on these assessments, UScellular concluded that it was more likely than not that the fair value of the unit of accounting exceeded its carrying value. Therefore, no quantitative impairment evaluation was completed.
Goodwill – TDS Telecom
TDS Telecom had recorded Goodwill as a result of past business acquisitions. For purposes of the 2023 and 2022 Goodwill impairment test, TDS Telecom had one reporting unit.
2023 Impairment Test
Rising interest rates and liquidity constraints have caused TDS Telecom to slow the pace of its fiber deployment and reduce or defer planned capital expenditures in future years, which also defers the related revenue generation from these projects. In addition, TDS Telecom is facing increasing competitive pressures in its Incumbent Wireline markets. Consequently, TDS Telecom reset its long-range forecast in the fourth quarter of 2023, and performed a quantitative impairment assessment as of November 1, 2023.
The discounted cash flow and guideline public company approaches were used to value the reporting unit, weighted at 75% and 25%, respectively. The discounted cash flow approach develops an indication of fair value using various inputs and considers current economic factors as well as risks specific to the industry and the reporting unit. The most significant assumptions made in this process were the revenue growth rate over the forecast period (shown as a compound annual growth rate in the table below), the terminal growth rate and the discount rate.

Key Assumptions
Revenue growth rate	6.8%
Terminal growth rate	1.0%
Discount rate[1]	11.0%
1The discount rate is derived based on a set of guideline public companies and is an indicator of the cost of capital for a market participant in TDS Telecom's industry. The discount rate includes a premium for forecast risk; the premium in 2023 contemplates execution risk related to fiber expansion given near-term capital and liquidity constraints at the reporting unit.
The guideline public company method develops an estimate of fair value by calculating market pricing multiples for selected publicly traded companies that are comparable to the reporting unit. The multiples are applied to the appropriate financial measure of the reporting unit to estimate the reporting unit's fair value.

Index to MD&A
The results of the goodwill impairment test indicated that the carrying value of the TDS Telecom reporting unit exceeded its fair value. Therefore, TDS recognized a loss on impairment of goodwill of $547 million to reduce the carrying value of Goodwill for the reporting unit to zero in the fourth quarter of 2023.
This reset of the long-range forecast and resulting impairment of Goodwill did not have a material impact on the value of TDS Telecom’s long-lived asset group; therefore, TDS concluded that it was more likely than not that the fair value of the long-lived asset group exceeded its carrying value, and accordingly no impairment of long-lived assets was recorded.
2022 Impairment Test
TDS Telecom performed a qualitative impairment assessment in 2022, which analyzed company, industry and economic trends, and concluded that it was more likely than not that the fair value of the TDS Telecom reporting unit exceeded its carrying value, and accordingly no Goodwill impairment was recorded in 2022.
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
On August 7, 2020, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107). On February 24, 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular was obligated to pay approximately $179 million in total from 2021 through 2025 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $122 million, $8 million and $36 million related to the additional costs for the years ended December 31, 2023, 2022 and 2021, respectively. UScellular received full access to the spectrum in the third quarter of 2023.
On June 9, 2021, the FCC released a Public Notice establishing procedures for an auction offering wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110). On January 14, 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 380 wireless spectrum licenses for $580 million. UScellular paid $20 million of this amount in 2021 and the remainder in the first quarter of 2022. The wireless spectrum licenses from Auction 110 were granted by the FCC on May 4, 2022.
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
▪Difficulties involving third parties with which TDS does business, including changes in TDS’ relationships with or financial or operational difficulties, including supply chain disruptions, of key suppliers or independent agents and third-party national retailers who market TDS’ services, could adversely affect TDS’ business, financial condition or results of operations.
▪A failure by TDS to maintain flexible and capable telecommunication networks or information technologies, or a material disruption thereof, could have an adverse effect on TDS’ business, financial condition or results of operations.

Index to MD&A
Financial Risk Factors
▪Uncertainty in TDS’ or UScellular's future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in TDS’ or UScellular's performance or market conditions, changes in TDS’ or UScellular's credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which has required and could in the future require TDS to reduce or delay its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, divest assets or businesses, and/or reduce or cease share repurchases and/or the payment of dividends.
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

Index to MD&A
Market Risk
Long-Term Debt
As of December 31, 2023, approximately 50% of TDS' long-term debt was in fixed-rate senior notes and approximately 50% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations and the related weighted average interest rates by maturity dates at December 31, 2023:

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
2024	$26	7.2%
2025	26	7.2%
2026	676	7.2%
2027	319	7.0%
2028	482	7.5%
Thereafter	2,500	6.4%
Total	$4,029	6.7%
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
2Represents the weighted average stated interest rates at December 31, 2023, for debt maturing in the respective periods.
Fair Value of Long-Term Debt
At December 31, 2023 and 2022, the estimated fair value of long-term debt obligations, excluding lease obligations, the current portion of such long-term debt and debt financing costs, was $3,651 million and $3,047 million, respectively, and the book value was $4,139 million and $3,789 million, respectively. See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information.

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
▪Goodwill impairment, net of tax

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

Index to MD&A

TDS - CONSOLIDATED	2023	2022
(Dollars in millions)
Net income (loss) (GAAP)	$(487)	$72
Add back:
Income tax expense	10	53
Interest expense	244	174
Depreciation, amortization and accretion	915	929
EBITDA (Non-GAAP)	682	1,228
Add back or deduct:
Expenses related to strategic alternatives review	13	—
Loss on impairment of intangible assets	547	3
(Gain) loss on asset disposals, net	27	27
(Gain) loss on sale of business and other exit costs, net	—	(1)
(Gain) loss on license sales and exchanges, net	(2)	—
Adjusted EBITDA (Non-GAAP)	1,267	1,257
Deduct:
Equity in earnings of unconsolidated entities	159	159
Interest and dividend income	20	17
Other, net	2	1
Adjusted OIBDA (Non-GAAP)	1,086	1,080
Deduct:
Depreciation, amortization and accretion	915	929
Expenses related to strategic alternatives review	13	—
Loss on impairment of intangible assets	547	3
(Gain) loss on asset disposals, net	27	27
(Gain) loss on sale of business and other exit costs, net	—	(1)
(Gain) loss on license sales and exchanges, net	(2)	—
Operating income (loss) (GAAP)	$(414)	$122

UScellular	2023	2022
(Dollars in millions)
Net income (GAAP)	$58	$35
Add back:
Income tax expense	53	37
Interest expense	196	163
Depreciation, amortization and accretion	656	700
EBITDA (Non-GAAP)	963	935
Add back or deduct:
Expenses related to strategic alternatives review	8	—
Loss on impairment of licenses	—	3
(Gain) loss on asset disposals, net	17	19
(Gain) loss on sale of business and other exit costs, net	—	(1)
(Gain) loss on license sales and exchanges, net	(2)	—
Adjusted EBITDA (Non-GAAP)	986	956
Deduct:
Equity in earnings of unconsolidated entities	158	158
Interest and dividend income	10	8
Adjusted OIBDA (Non-GAAP)	818	790
Deduct:
Depreciation, amortization and accretion	656	700
Expenses related to strategic alternatives review	8	—
Loss on impairment of licenses	—	3
(Gain) loss on asset disposals, net	17	19
(Gain) loss on sale of business and other exit costs, net	—	(1)
(Gain) loss on license sales and exchanges, net	(2)	—
Operating income (GAAP)	$139	$69

Index to MD&A

TDS TELECOM	2023	2022
(Dollars in millions)
Net income (loss) (GAAP)	$(483)	$53
Add back or deduct:
Income tax expense (benefit)	(26)	23
Interest expense	(8)	(7)
Depreciation, amortization and accretion	245	215
EBITDA (Non-GAAP)	(272)	284
Add back or deduct:
Loss on impairment of goodwill	547	—
(Gain) loss on asset disposals, net	10	7
Adjusted EBITDA (Non-GAAP)	285	291
Deduct:
Interest and dividend income	4	2
Other, net	2	1
Adjusted OIBDA (Non-GAAP)	279	288
Deduct:
Depreciation, amortization and accretion	245	215
Loss on impairment of goodwill	547	—
(Gain) loss on asset disposals, net	10	7
Operating income (loss) (GAAP)	$(523)	$66
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

	2023	2022
(Dollars in millions)
Cash flows from operating activities (GAAP)	$1,142	$1,155
Cash paid for additions to property, plant and equipment	(1,211)	(1,161)
Cash paid for software license agreements	(66)	(23)
Free cash flow (Non-GAAP)	$(135)	$(29)
Goodwill impairment, net of tax
The following non-GAAP financial measure isolates the total effects on net income of the current period Loss on impairment of goodwill at TDS Telecom, including tax impacts. TDS believes this measure may be useful to investors and other users of its financial information to assist in comparing the current period financial results with periods that were not impacted by such a charge.

	2023	2022
(Dollars in millions)
Net loss attributable to TDS common shareholders (GAAP)	$(569)	$(7)
Adjustments:
Loss on impairment of goodwill	547	—
Deferred tax benefit on the tax-amortizable portion of the impaired Goodwill	(36)	—
Subtotal of Non-GAAP adjustments	511	—
Net loss attributable to TDS common shareholders excluding goodwill impairment charge (Non-GAAP)	$(58)	$(7)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See section entitled "Market Risk" in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data
Financial Statements
Telephone and Data Systems, Inc.
Consolidated Statement of Operations

Year Ended December 31,	2023	2022	2021
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$4,169	$4,240	$4,216
Equipment and product sales	991	1,173	1,113
Total operating revenues	5,160	5,413	5,329

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	1,240	1,245	1,267
Cost of equipment and products	1,094	1,320	1,205
Selling, general and administrative	1,753	1,768	1,677
Depreciation, amortization and accretion	915	929	895
Loss on impairment of intangible assets	547	3	—
(Gain) loss on asset disposals, net	27	27	26
(Gain) loss on sale of business and other exit costs, net	—	(1)	(2)
(Gain) loss on license sales and exchanges, net	(2)	—	—
Total operating expenses	5,574	5,291	5,068

Operating income (loss)	(414)	122	261

Investment and other income (expense)
Equity in earnings of unconsolidated entities	159	159	182
Interest and dividend income	20	17	11
Interest expense	(244)	(174)	(232)
Other, net	2	1	(1)
Total investment and other income (expense)	(63)	3	(40)

Income (loss) before income taxes	(477)	125	221
Income tax expense	10	53	33
Net income (loss)	(487)	72	188
Less: Net income attributable to noncontrolling interests, net of tax	13	10	32
Net income (loss) attributable to TDS shareholders	(500)	62	156
TDS Preferred Share dividends	69	69	39
Net income (loss) attributable to TDS common shareholders	$(569)	$(7)	$117

Basic weighted average shares outstanding	113	114	115
Basic earnings (loss) per share attributable to TDS common shareholders	$(5.05)	$(0.07)	$1.03

Diluted weighted average shares outstanding	113	114	116
Diluted earnings (loss) per share attributable to TDS common shareholders	$(5.06)	$(0.07)	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Net income (loss)	$(487)	$72	$188
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Net actuarial gains (losses)	8	(4)	9
Amortization of prior service cost and unrecognized net gain	—	4	4
	8	—	13
Change in deferred income taxes	(2)	—	(4)
Change related to retirement plan, net of tax	6	—	9
Net change in accumulated other comprehensive income (loss)	6	—	9
Comprehensive income (loss)	(481)	72	197
Less: Net income attributable to noncontrolling interests, net of tax	13	10	32
Comprehensive income (loss) attributable to TDS shareholders	$(494)	$62	$165
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(487)	$72	$188
Add (deduct) adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, amortization and accretion	915	929	895
Bad debts expense	111	138	60
Stock-based compensation expense	41	42	49
Deferred income taxes, net	8	47	52
Equity in earnings of unconsolidated entities	(159)	(159)	(182)
Distributions from unconsolidated entities	150	145	180
Loss on impairment of intangible assets	547	3	—
(Gain) loss on asset disposals, net	27	27	26
(Gain) loss on sale of business and other exit costs, net	—	(1)	(2)
(Gain) loss on license sales and exchanges, net	(2)	—	—
Other operating activities	8	10	61
Changes in assets and liabilities from operations
Accounts receivable	2	(69)	(22)
Equipment installment plans receivable	(20)	(199)	(116)
Inventory	61	(90)	(25)
Accounts payable	(99)	32	(69)
Customer deposits and deferred revenues	(8)	48	43
Accrued taxes	50	127	(49)
Other assets and liabilities	(3)	53	14
Net cash provided by operating activities	1,142	1,155	1,103

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(1,211)	(1,161)	(1,131)
Cash paid for licenses and other intangible assets	(130)	(614)	(1,308)
Advance payments for license acquisitions	—	—	(20)
Other investing activities	14	(8)	(3)
Net cash used in investing activities	(1,327)	(1,783)	(2,462)

Cash flows from financing activities
Issuance of long-term debt	1,081	1,154	1,543
Repayment of long-term debt	(723)	(332)	(2,081)
Issuance of short-term debt	—	110	—
Repayment of short-term debt	(60)	(50)	—
Issuance of TDS Preferred Shares	—	—	1,110
TDS Common Shares reissued for benefit plans, net of tax payments	(3)	(4)	(5)
UScellular Common Shares reissued for benefit plans, net of tax payments	(6)	(5)	(16)
Repurchase of TDS Common Shares	(6)	(40)	(8)
Repurchase of UScellular Common Shares	—	(43)	(31)
Dividends paid to TDS shareholders	(153)	(151)	(119)
Payment of debt and equity issuance costs	(5)	(2)	(62)
Distributions to noncontrolling interests	(3)	(3)	(3)
Cash paid for software license agreements	(66)	(23)	(9)
Other financing activities	—	2	2
Net cash provided by financing activities	56	613	321

Net decrease in cash, cash equivalents and restricted cash	(129)	(15)	(1,038)

Cash, cash equivalents and restricted cash
Beginning of period	399	414	1,452
End of period	$270	$399	$414
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets

December 31,	2023	2022
(Dollars in millions)
Current assets
Cash and cash equivalents	$236	$360
Accounts receivable
Customers and agents, less allowances of $70 and $74, respectively	992	1,069
Other, less allowances of $4 and $3, respectively	82	112
Inventory, net	208	268
Prepaid expenses	86	102
Income taxes receivable	4	59
Other current assets	52	58
Total current assets	1,660	2,028

Assets held for sale	15	26

Licenses	4,702	4,699

Goodwill	—	547

Other intangible assets, net of accumulated amortization of $106 and $112, respectively	183	204

Investments in unconsolidated entities	505	495

Property, plant and equipment
In service and under construction	15,612	14,971
Less: Accumulated depreciation and amortization	10,550	10,211
Property, plant and equipment, net	5,062	4,760

Operating lease right-of-use assets	987	995

Other assets and deferred charges	807	796

Total assets[1]	$13,921	$14,550
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity

December 31,	2023	2022
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$26	$19
Accounts payable	360	506
Customer deposits and deferred revenues	277	285
Accrued interest	12	12
Accrued taxes	43	46
Accrued compensation	149	144
Short-term operating lease liabilities	147	146
Other current liabilities	170	356
Total current liabilities	1,184	1,514

Deferred liabilities and credits
Deferred income tax liability, net	975	969
Long-term operating lease liabilities	890	908
Other deferred liabilities and credits	784	813

Long-term debt, net	4,080	3,731

Commitments and contingencies

Noncontrolling interests with redemption features	12	12

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 113 shares (7 Series A Common and 106 Common Shares) and 112 shares (7 Series A Common and 105 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,558	2,551
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, 0.0444 shares outstanding (0.0168 Series UU and 0.0276 Series VV)	1,074	1,074
Treasury shares, at cost, 20 and 21 Common Shares, respectively	(465)	(481)
Accumulated other comprehensive income	11	5
Retained earnings	2,023	2,699
Total TDS shareholders’ equity	5,202	5,849

Noncontrolling interests	794	754

Total equity	5,996	6,603

Total liabilities and equity[1]	$13,921	$14,550
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of December 31, 2023 and 2022, include assets held by consolidated variable interest entities (VIEs) of $1,188 million and $1,236 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of December 31, 2023 and 2022, include certain liabilities of consolidated VIEs of $23 million for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 15 — Variable Interest Entities for additional information.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2022	$1	$2,551	$1,074	$(481)	$5	$2,699	$5,849	$754	$6,603
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(500)	(500)	—	(500)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	13	13
Other comprehensive income	—	—	—	—	6	—	6	—	6
TDS Common and Series A Common share dividends ($0.74 per share)	—	—	—	—	—	(83)	(83)	—	(83)
TDS Preferred share dividends ($1,656 per Series UU share and $1,500 per Series VV share)	—	—	—	—	—	(70)	(70)	—	(70)
Repurchase of Common Shares	—	—	—	(6)	—	—	(6)	—	(6)
Dividend reinvestment plan	—	1	—	3	—	(1)	3	—	3
Incentive and compensation plans	—	19	—	19	—	(22)	16	—	16
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(13)	—	—	—	—	(13)	30	17
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
December 31, 2023	$1	$2,558	$1,074	$(465)	$11	$2,023	$5,202	$794	$5,996
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2021	$1	$2,496	1,074	$(461)	$5	$2,812	$5,927	$807	$6,734
Net income attributable to TDS shareholders	—	—	—	—	—	62	62	—	62
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	9	9
TDS Common and Series A Common Share dividends ($0.72 per share)	—	—	—	—	—	(82)	(82)	—	(82)
TDS Preferred share dividends ($1,656 per Series UU share and $1,500 per Series VV share)	—	—	—	—	—	(69)	(69)	—	(69)
Repurchase of Common Shares	—	—	—	(40)	—	—	(40)	—	(40)
Dividend reinvestment plan	—	2	—	3	—	(3)	2	—	2
Incentive and compensation plans	—	18	—	17	—	(21)	14	—	14
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	35	—	—	—	—	35	(59)	(24)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
December 31, 2022	$1	$2,551	$1,074	$(481)	$5	$2,699	$5,849	$754	$6,603
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

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
Nature of Operations
Telephone and Data Systems, Inc. (TDS) is a diversified telecommunications company providing high-quality communications services to customers with 4.6 million retail wireless connections and 1.2 million broadband, video and voice connections at December 31, 2023. TDS conducts all of its wireless operations through its 83%-owned subsidiary, United States Cellular Corporation (UScellular). TDS provides broadband, video and voice services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom).
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

December 31,	2023	2022
(Dollars in millions)
Cash and cash equivalents	$236	$360
Restricted cash included in Other current assets	34	39
Cash, cash equivalents and restricted cash in the statement of cash flows	$270	$399
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

Index to Financial Statements and Supplementary Data
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
Cloud-Hosted Arrangements
TDS' cloud-hosted arrangements that are service contracts consist primarily of software used to perform administrative functions. Implementation costs related to TDS' cloud-hosted arrangements, which are recorded in Prepaid expenses and Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

December 31,	2023	2022
(Dollars in millions)
Implementation costs, gross	$117	$109
Accumulated amortization	(68)	(49)
Implementation costs, net	$49	$60
These costs are amortized over the period of the service contract, which is generally three to five years. Amortization of implementation costs was $18 million, $19 million and $17 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was included in Selling, general and administrative expenses.
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
UScellular performs its annual impairment assessment of wireless spectrum licenses as of November 1 of each year or more frequently if there are events or circumstances that cause UScellular to believe it is more likely than not that the carrying value of wireless spectrum licenses exceeds fair value. For purposes of its impairment test, UScellular has one unit of accounting.
UScellular performed a quantitative assessment in 2023 and a qualitative assessment in 2022 to determine whether the wireless spectrum licenses were impaired. Based on the impairment assessments performed, UScellular did not have an impairment of its wireless spectrum licenses in 2023 or 2022. The events and circumstances related to the strategic alternatives review of UScellular may require an impairment assessment of the wireless spectrum licenses in the future. See Note 7 — Intangible Assets for additional details related to wireless spectrum licenses.
Goodwill
TDS had Goodwill as a result of past business acquisitions. TDS performs its annual impairment assessment of Goodwill as of November 1 of each year or more frequently if there are events or circumstances that cause TDS to believe it is more likely than not that the carrying value of individual reporting units exceeds their respective fair values. Goodwill impairment loss will be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.
For purposes of conducting its Goodwill impairment test, TDS Telecom has one reporting unit. TDS Telecom performed a quantitative impairment assessment in 2023 and a qualitative impairment assessment in 2022. Based on the annual impairment assessments performed, TDS Telecom recorded a loss on impairment of $547 million in 2023. TDS Telecom did not have an impairment of its Goodwill in 2022.
See Note 7 — Intangible Assets for additional details related to Goodwill.

Index to Financial Statements and Supplementary Data
Other intangible assets
TDS Telecom has definite-lived franchise rights as a result of past acquisitions of cable businesses. Franchise rights are intangible assets that provide their holder with the right to operate a business in a certain geographical location as sanctioned by the franchiser, usually a government agency. Franchise rights are generally granted for ten years and may be renewed for additional terms upon approval by the granting authority. TDS anticipates that future renewals of its franchise rights will be granted. TDS reviews franchise rights for impairment whenever events or changes in circumstances indicate that the assets might be impaired. TDS re-evaluates the useful life used for amortization of franchise rights each year to determine if changes in technology or other business changes would warrant a revision of its remaining useful life. Franchise rights are included in Other intangible assets in the Consolidated Balance Sheet.
TDS Telecom has definite-lived internet protocol addresses, which are required for customers to connect to the internet. TDS re-evaluates the useful life used for amortization of internet protocol addresses each year to determine if changes in technology would warrant a revision of its useful life. Internet protocol addresses are included in Other intangible assets in the Consolidated Balance Sheet.
See Note 7 — Intangible Assets for additional details related to Other intangible assets.
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
Useful lives of specific assets are reviewed throughout the year to determine if changes in technology or other business changes would warrant accelerating the depreciation of those specific assets. There were no material changes to the assigned useful lives of the various categories of property, plant and equipment in 2023, 2022 or 2021. However, in 2023, 2022 and 2021, depreciation for certain specific assets was accelerated due to changes in technology. See Note 9 — Property, Plant and Equipment for additional details related to useful lives.
Impairment of Long-Lived Assets
TDS reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired. UScellular and TDS Telecom each have one asset group for purposes of assessing property, plant and equipment for impairment based on the integrated nature of its network, assets and operations. The cash flows generated by each of these groups is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. It is possible that any outcomes of the strategic alternatives review could change the composition of UScellular's long-lived assets, how UScellular may derive cash flows from these assets and may result in uncertainty related to asset recoverability. This may impact UScellular's asset groups for purposes of assessing property, plant and equipment for impairment and may require an impairment assessment to be performed which may result in the need to write down certain long-lived assets in the near term.
Leases
A lease is generally present in a contract if the lessee controls the use of identified property, plant or equipment for a period of time in exchange for consideration. See Note 10 — Leases for additional details related to leases.

Index to Financial Statements and Supplementary Data
Agent Liabilities
UScellular has relationships with agents, which are independent businesses that obtain customers for UScellular. At December 31, 2023 and 2022, UScellular had accrued $50 million and $53 million, respectively, in agent related liabilities. These amounts are included in Other current liabilities in the Consolidated Balance Sheet.
Debt Issuance Costs
Debt issuance costs include underwriters’ and legal fees and other charges related to issuing and renewing various borrowing instruments and other long-term agreements and are amortized over the respective term of each instrument. Debt issuance costs related to TDS’ and UScellular's revolving credit agreements and UScellular's receivables securitization and repurchase agreements are recorded in Other assets and deferred charges in the Consolidated Balance Sheet. All other debt issuance costs are presented as an offset to the related debt obligation in the Consolidated Balance Sheet.
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
Advertising Costs
TDS expenses advertising costs as incurred. Advertising costs totaled $208 million, $196 million and $203 million in 2023, 2022 and 2021, respectively.
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
Stock-Based Compensation and Other Plans
TDS has established long-term incentive plans, dividend reinvestment plans, and a non-employee director compensation plan. The dividend reinvestment plan of TDS is not considered a compensatory plan, and therefore recognition of compensation costs for grants made under this plan is not required. All other plans are considered compensatory plans; therefore, recognition of costs for grants made under these plans is required.
TDS recognizes stock compensation expense based upon the fair value of the specific awards granted using established valuation methodologies. The amount of stock compensation cost recognized on a straight-line basis is based on the portion of the award that is expected to vest over the requisite service period, which generally represents the vesting period. Stock-based compensation cost recognized has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 18 — Stock-Based Compensation for additional information.

Index to Financial Statements and Supplementary Data
Recent Development
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. During 2023, TDS incurred third-party expenses of $13 million related to the strategic alternatives review, which are included in Selling, general and administrative expenses. At this time, TDS cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.
Note 2 Revenue Recognition
Nature of goods and services
The following is a description of principal activities from which TDS generates its revenues.

Services and products	Nature, timing of satisfaction of performance obligations, and significant payment terms

Wireless services	Wireless service includes voice, messaging and data services. Revenue is recognized in Service revenues as wireless service is provided to the customer. Wireless services generally are billed and paid in advance on a monthly basis.

Wireless devices and accessories	UScellular offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones and routers for purchase by its customers, as well as accessories. UScellular also sells wireless devices to agents and other third-party distributors for resale. UScellular frequently discounts wireless devices sold to new and current customers. UScellular also offers customers the option to purchase certain devices and accessories under installment contracts whereby they pay over a specified time period. For certain equipment installment plans, after a specified period of time, the customer may have the right to upgrade to a new device. Such upgrades require the customer to enter into an equipment installment contract for the new device, and transfer the existing device to UScellular. UScellular recognizes revenue in Equipment and product sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery.

Wireless roaming	UScellular receives roaming revenues when other wireless carriers’ customers use UScellular’s wireless systems. UScellular recognizes revenue in Service revenues when the roaming service is provided.

Wireless Eligible Telecommunications Carrier (ETC) Revenues	Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive support payments from the Universal Service Fund if they provide specified services in “high cost” areas. ETC revenues recognized in the reporting period represent the amounts which UScellular is entitled to receive for such period, as determined and approved in connection with UScellular’s designation as an ETC in various states.

Wireless tower rents	UScellular receives tower rental revenues when another carrier leases tower space on a UScellular-owned tower. UScellular recognizes revenue in Service revenues in the period during which the services are provided.

Activation fees	TDS charges its end customers activation fees in connection with the sale of certain services and equipment. Activation fees are deferred and recognized over the period benefited.

Wireline and cable services	Wireline and cable services include broadband, video and voice services. Revenue is recognized in Service revenues as service is provided to the customer. Wireline and cable services are generally billed and paid in advance on a monthly basis.

Wholesale revenues	Wholesale revenues include network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom’s network, special access services and state and federal support payments, including ACAM. Wholesale revenues are recorded as the related service is provided.

IT hardware sales	TDS recognizes equipment revenue when it no longer has any requirements to perform, when title has passed and when the products are accepted by the customer.

Hosted and managed services	HMS Service revenues consist of cloud and hosting solutions, managed services, Enterprise Resource Planning (ERP) application management, colocation services, and IT hardware and related maintenance and professional services. Revenues related to these services are recognized as services are provided.

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

Index to Financial Statements and Supplementary Data
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
Multiple Performance Obligations
UScellular and TDS Telecom each sell bundled service and equipment offerings. In these instances, TDS recognizes its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof. TDS estimates the standalone selling price of the device or accessory to be its retail price excluding discounts. TDS estimates the standalone selling price of service to be the price offered to customers on month-to-month contracts.
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
Amounts Collected from Customers and Remitted to Governmental Authorities
TDS records amounts collected from customers and remitted to governmental authorities on a net basis within a liability account if the amount is assessed upon the customer and TDS merely acts as an agent in collecting the amount on behalf of the imposing governmental authority. If the amount is assessed upon TDS, then amounts collected from customers are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $89 million, $88 million and $95 million for 2023, 2022 and 2021, respectively.
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Year Ended December 31, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[1]	$2,742	$—	$—	$2,742
Inbound roaming	32	—	—	32
Residential	—	700	—	700
Commercial	—	155	—	155
Wholesale	—	169	—	169
Other service	169	—	75	244
Service revenues from contracts with customers	2,943	1,024	75	4,042
Equipment and product sales	862	1	128	991
Total revenues from contracts with customers[2]	$3,805	$1,025	$203	$5,033

Index to Financial Statements and Supplementary Data

Year Ended December 31, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,793	$—	$—	$2,793
Inbound roaming	67	—	—	67
Residential	—	669	—	669
Commercial	—	173	—	173
Wholesale	—	173	—	173
Other service	172	—	73	245
Service revenues from contracts with customers	3,032	1,015	73	4,120
Equipment and product sales	1,044	1	128	1,173
Total revenues from contracts with customers[2]	$4,076	$1,016	$201	$5,293

Year Ended December 31, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[3,4]	$2,757	$—	$—	$2,757
Inbound roaming	110	—	—	110
Residential	—	641	—	641
Commercial	—	183	—	183
Wholesale	—	178	—	178
Other service[2]	165	—	73	238
Service revenues from contracts with customers	3,032	1,002	73	4,107
Equipment and product sales	1,007	1	105	1,113
Total revenues from contracts with customers[2]	$4,039	$1,003	$178	$5,220
Numbers may not foot due to rounding.
1UScellular recorded an adjustment to correct a prior period error related to the recognition of discounts for certain Prepaid customers, which decreased Service revenue by $5 million in 2023. This adjustment was not material to any of the periods impacted.
2Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the amounts in this table only include revenue resulting from contracts with customers.
3For 2021, amounts have been adjusted to reclassify $8 million of Internet of Things (IoT) and Reseller revenues from Retail service to Other service.
4UScellular recorded an adjustment to correct a prior period error related to the timing of recognition of regulatory fee billings which increased Service revenue by $9 million in 2021. This adjustment was not material to any of the periods impacted.
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

December 31,	2023	2022
(Dollars in millions)
Contract assets	$14	$12
Contract liabilities	$380	$395

Revenue recognized related to contract liabilities existing at January 1, 2023 was $262 million for the year ended December 31, 2023.
Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of December 31, 2023, and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
2024	$362
2025	161
Thereafter	73
Total	$596
Contract Cost Assets
TDS expects that commission fees paid as a result of obtaining contracts are recoverable, and therefore TDS defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. TDS also incurs fulfillment costs, such as installation costs, where there is an expectation that a future benefit will be realized. Deferred commission fees and fulfillment costs are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Contract cost asset balances, which are recorded in Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

December 31,	2023	2022
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$143	$144
Fulfillment costs
Installation costs	6	8
Total contract cost assets	$149	$152
Amortization of contract cost assets was $107 million, $113 million and $116 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.
Note 3 Fair Value Measurements
As of December 31, 2023 and 2022, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
The provisions of GAAP establish a fair value hierarchy that contains three levels for inputs used in fair value measurements. Level 1 inputs include quoted market prices for identical assets or liabilities in active markets. Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets. Level 3 inputs are unobservable. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile, and therefore Level 3 assets are not necessarily higher risk than Level 2 assets or Level 1 assets.

Index to Financial Statements and Supplementary Data
TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	December 31, 2023		December 31, 2022
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,097	$1,500	$899
Institutional	2	536	451	536	395
Other	2	2,103	2,103	1,753	1,753
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of term loan credit agreements, receivables securitization agreement and export credit financing agreements. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.52% to 7.96% and 3.52% to 8.28% at December 31, 2023 and 2022, respectively.
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
The following table summarizes equipment installment plan receivables.

December 31,	2023	2022
(Dollars in millions)
Equipment installment plan receivables, gross	$1,151	$1,211
Allowance for credit losses	(90)	(96)
Equipment installment plan receivables, net	$1,061	$1,115

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$577	$646
Other assets and deferred charges (Non-current portion)	484	469
Equipment installment plan receivables, net	$1,061	$1,115
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
The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	December 31, 2023					December 31, 2022
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$977	$88	$16	$4	$1,085	$1,016	$98	$22	$5	$1,141
Billed — current	35	5	2	1	43	41	5	2	—	48
Billed — past due	12	7	3	1	23	13	6	2	1	22
Total	$1,024	$100	$21	$6	$1,151	$1,070	$109	$26	$6	$1,211

Index to Financial Statements and Supplementary Data
The balance of the equipment installment plan receivables as of December 31, 2023 on a gross basis by year of origination were as follows:

	2021	2022	2023	Total
(Dollars in millions)
Lowest Risk	$49	$404	$571	$1,024
Lower Risk	3	30	67	100
Slight Risk	—	4	17	21
Higher Risk	—	1	5	6
Total	$52	$439	$660	$1,151
The write-offs, net of recoveries for the year ended December 31, 2023 on a gross basis by year of origination were as follows:

	2021	2022	2023	Total
(Dollars in millions)
Write-offs, net of recoveries	$13	$45	$17	$75
Activity for the years ended December 31, 2023 and 2022, in the allowance for credit losses for equipment installment plan receivables was as follows:

	2023	2022
(Dollars in millions)
Allowance for credit losses, beginning of year	$96	$72
Bad debts expense	69	100
Write-offs, net of recoveries	(75)	(76)
Allowance for credit losses, end of year	$90	$96

Note 5 Income Taxes
TDS’ current income taxes balances at December 31, 2023 and 2022, were as follows:

December 31,	2023	2022
(Dollars in millions)
Federal income taxes receivable	$1	$56
Net state income taxes receivable	3	3
Income tax expense (benefit) is summarized as follows:

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Current
Federal	$(1)	$1	$2
State	3	5	(21)
Deferred
Federal	(10)	32	59
State	18	15	(7)
Total income tax expense (benefit)	$10	$53	$33

Index to Financial Statements and Supplementary Data
A reconciliation of TDS’ income tax expense computed at the statutory rate to the reported income tax expense, and the statutory federal income tax rate to TDS’ effective income tax rate is as follows:

Year Ended December 31,	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in millions)
Statutory federal income tax expense and rate	$(100)	21.0%	$26	21.0%	$47	21.0%
State income taxes, net of federal benefit[1]	16	(3.4)	16	12.8	(23)	(10.3)
Change in federal valuation allowance[2]	8	(1.7)	7	5.7	7	3.1
Goodwill impairment[3]	83	(17.4)	—	—	—	—
Nondeductible compensation	7	(1.4)	7	5.6	6	2.9
Tax credits	(3)	0.6	(2)	(1.9)	(2)	(0.8)
Other differences, net	(1)	0.2	(1)	(0.6)	(2)	(0.8)
Total income tax expense (benefit) and rate	$10	(2.1)%	$53	42.6%	$33	15.1%
1State income taxes, net of federal benefit, include changes in unrecognized tax benefits as well as adjustments to state valuation allowances. State taxes in 2021 are a net benefit due primarily to the reduction of tax accruals resulting from expirations of state statute of limitations for prior tax years.
2Change in federal valuation allowance is due primarily to annual interest expense from partnership investments that carryforward but may not be realized.
3Goodwill impairment reflects the federal tax effect of the portion of the impaired goodwill that is not amortizable for income tax purposes. See Note 7 — Intangible Assets for additional information related to the goodwill impairment.
Significant components of TDS’ deferred income tax assets and liabilities at December 31, 2023 and 2022, were as follows:

December 31,	2023	2022
(Dollars in millions)
Deferred tax assets
Net operating loss (NOL) carryforwards	$284	$250
Lease liabilities	260	265
Contract liabilities	61	63
Interest expense carryforwards	133	74
Asset retirement obligation	123	116
Other	98	129
Total deferred tax assets	959	897
Less valuation allowance	(216)	(177)
Net deferred tax assets	743	720
Deferred tax liabilities
Property, plant and equipment	841	805
Licenses/intangibles	410	419
Partnership investments	181	173
Lease assets	242	245
Other	44	43
Total deferred tax liabilities	1,718	1,685
Net deferred income tax liability	$975	$965

Presented in the Consolidated Balance Sheet as:
Deferred income tax liability, net	$975	$969
Other assets and deferred charges	—	(4)
Net deferred income tax liability	$975	$965

Index to Financial Statements and Supplementary Data
At December 31, 2023, TDS and certain subsidiaries had $420 million of federal NOL carryforwards (generating a $88 million deferred tax asset) available to offset future taxable income. The federal NOL carryforwards generally expire between 2024 and 2037, with the exception of federal NOLs generated after 2017, which do not expire. TDS and certain subsidiaries had $4,050 million of state NOL carryforwards (generating a $195 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards expire between 2024 and 2043. A valuation allowance was established for certain federal and state NOL carryforwards since it is more likely than not that a portion of such carryforwards will expire before they can be utilized.
At December 31, 2023, TDS and certain subsidiaries had $523 million of federal interest expense carryforwards (generating a $110 million deferred tax asset) available to offset future taxable income. The federal interest expense carryforwards do not expire. TDS and certain subsidiaries had $556 million of state interest expense carryforwards (generating a $23 million deferred tax asset) available to offset future taxable income. The state interest expense carryforwards generally do not expire. A valuation allowance was established for certain federal and state interest expense carryforwards since it is more likely than not that a portion of such carryforwards will not be utilized.
A summary of TDS' deferred tax asset valuation allowance is as follows:

	2023	2022	2021
(Dollars in millions)
Balance at beginning of year	$177	$149	$158
Charged to Income tax expense	39	28	(9)
Balance at end of year	$216	$177	$149
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022	2021
(Dollars in millions)
Unrecognized tax benefits balance at beginning of year	$38	$37	$54
Additions for tax positions of current year	10	6	8
Additions for tax positions of prior years	—	1	—
Reductions for tax positions of prior years	(2)	—	(3)
Reductions for settlements of tax positions	—	—	(2)
Reductions for lapses in statutes of limitations	(6)	(6)	(20)
Unrecognized tax benefits balance at end of year	$40	$38	$37
Unrecognized tax benefits are included in Accrued taxes and Other deferred liabilities and credits in the Consolidated Balance Sheet. If these benefits were recognized at each respective year end period, they would have reduced income tax expense in 2023, 2022 and 2021 by $31 million, $30 million and $30 million, respectively, net of the federal benefit from state income taxes.
TDS recognizes accrued interest and penalties related to unrecognized tax benefits in Income tax expense (benefit). The amounts charged to income tax expense related to interest and penalties resulted in nominal expense in 2023 and 2022, and a benefit of $10 million in 2021. Net accrued liabilities for interest and penalties were $13 million at both December 31, 2023 and 2022, and are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
TDS and its subsidiaries file federal and state income tax returns. With limited exceptions, TDS is no longer subject to federal and state income tax audits for the years prior to 2020.
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

Index to Financial Statements and Supplementary Data
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

Year Ended December 31,	2023	2022	2021
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to TDS common shareholders used in basic earnings (loss) per share	$(569)	$(7)	$117
Adjustments to compute diluted earnings (loss):
Noncontrolling interest adjustment	(1)	(1)	(1)
Net income (loss) attributable to TDS common shareholders used in diluted earnings (loss) per share	$(570)	$(8)	$116

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	106	107	108
Series A Common Shares	7	7	7
Total	113	114	115

Effects of dilutive securities	—	—	1
Weighted average number of shares used in diluted earnings (loss) per share	113	114	116

Basic earnings (loss) per share attributable to TDS common shareholders	$(5.05)	$(0.07)	$1.03

Diluted earnings (loss) per share attributable to TDS common shareholders	$(5.06)	$(0.07)	$1.00
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 6 million, 5 million and 4 million for 2023, 2022 and 2021, respectively.
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
Auction 107
In February 2021, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 254 wireless spectrum licenses in the 3.7-3.98 GHz bands (Auction 107) for $1,283 million. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021. The wireless spectrum licenses from Auction 107 were granted by the FCC in July 2021. Additionally, UScellular was obligated to pay approximately $179 million in total from 2021 through 2025 related to relocation costs and accelerated relocation incentive payments. Such additional costs were accrued and capitalized at the time the licenses were granted, and are adjusted as necessary as the estimated obligation changes. UScellular paid $122 million, $8 million and $36 million related to the additional costs for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, the remaining estimated payments of approximately $13 million are included in Other current liabilities in the Consolidated Balance Sheet. At December 31, 2022, the remaining estimated payments of approximately $133 million and $8 million were included in Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. UScellular received full access to the spectrum in the third quarter of 2023.
Auction 110
In January 2022, the FCC announced by way of public notice that UScellular was the provisional winning bidder for 380 wireless spectrum licenses in the 3.45-3.55 GHz band (Auction 110) for $580 million. UScellular paid $20 million of this amount in 2021 and the remainder in the first quarter of 2022. The wireless spectrum licenses from Auction 110 were granted by the FCC in May 2022.
TDS Telecom Goodwill Impairment Assessment
TDS Telecom had recorded Goodwill as a result of past business acquisitions. For purposes of the 2023 and 2022 Goodwill impairment test, TDS Telecom had one reporting unit.

Index to Financial Statements and Supplementary Data
2023 Impairment Test
Rising interest rates and liquidity constraints have caused TDS Telecom to slow the pace of its fiber deployment and reduce or defer planned capital expenditures in future years, which also defers the related revenue generation from these projects. In addition, TDS Telecom is facing increasing competitive pressures in its Incumbent Wireline markets. Consequently, TDS Telecom reset its long-range forecast in the fourth quarter of 2023, and performed a quantitative impairment assessment as of November 1, 2023.
The discounted cash flow and guideline public company approaches were used to value the reporting unit, weighted at 75% and 25%, respectively. The discounted cash flow approach develops an indication of fair value using various inputs and considers current economic factors as well as risks specific to the industry and the reporting unit. The guideline public company method develops an estimate of fair value by calculating market pricing multiples for selected publicly traded companies that are comparable to the reporting unit. The multiples are applied to the appropriate financial measure of the reporting unit to estimate the reporting unit's fair value.
The results of the goodwill impairment test indicated that the carrying value of the TDS Telecom reporting unit exceeded its fair value. Therefore, TDS recognized a loss on impairment of goodwill of $547 million to reduce the carrying value of Goodwill for the reporting unit to zero in the fourth quarter of 2023.
2022 Impairment Test
TDS Telecom performed a qualitative impairment assessment in 2022, which analyzed company, industry and economic trends, and concluded that it was more likely than not that the fair value of the TDS Telecom reporting unit exceeded its carrying value, and accordingly no Goodwill impairment was recorded in 2022.
The Goodwill balance of TDS Telecom was $547 million at December 31, 2022, net of accumulated impairment losses of $29 million recorded in prior periods.

Other intangible assets
Activity related to TDS' Other intangible assets is presented below.

	December 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
(Dollars in millions)
Franchise rights	$255	$(102)	$153	$255	$(85)	$170
Customer lists	—	—	—	26	(25)	1
Internet protocol addresses	34	(4)	29	34	(2)	32
Other	1	—	1	1	—	1
Total	$290	$(106)	$183	$316	$(112)	$204
Numbers may not foot due to rounding.
Amortization expense for intangible assets was $22 million, $21 million and $21 million for the years ended December 31, 2023, 2022 and 2021, respectively. Based on the current balance of finite-lived intangible assets, the estimated amortization expense is $19 million for each of the years 2024 through 2028.

Index to Financial Statements and Supplementary Data
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

December 31,	2023	2022
(Dollars in millions)
Equity method investments:
Capital contributions, loans, advances and adjustments	$115	$115
Cumulative share of income	2,775	2,615
Cumulative share of distributions	(2,413)	(2,262)
Total equity method investments	477	468
Measurement alternative method investments	19	18
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$505	$495
The following tables, which are based on unaudited information provided in part by third parties, summarize the combined assets, liabilities and equity, and results of operations of TDS’ equity method investments:

December 31,	2023	2022
(Dollars in millions)
Assets
Current	$1,038	$1,106
Noncurrent	6,440	6,486
Total assets	$7,478	$7,592

Liabilities and Equity
Current liabilities	$765	$767
Noncurrent liabilities	1,156	1,249
Partners’ capital and shareholders’ equity	5,557	5,576
Total liabilities and equity	$7,478	$7,592

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Results of Operations
Revenues	$7,304	$7,303	$7,127
Operating expenses	5,704	5,684	5,152
Operating income	1,600	1,619	1,975
Other income (expense), net	(30)	(19)	14
Net income	$1,570	$1,600	$1,989

Index to Financial Statements and Supplementary Data
Note 9 Property, Plant and Equipment
TDS’ Property, plant and equipment in service and under construction, and related accumulated depreciation and amortization, as of December 31, 2023 and 2022, were as follows:

December 31,	Useful Lives (Years)	2023	2022
(Dollars in millions)
Land	N/A	$67	$63
Buildings	5-40	542	532
Leasehold and land improvements	1-30	1,598	1,538
Cable and wire	15-40	2,928	2,609
Network and switching equipment	3-10	2,717	2,706
Cell site equipment	7-30	4,381	4,248
Office furniture and equipment	3-10	272	296
Other operating assets and equipment	1-12	240	200
System development	1-7	2,214	2,070
Work in process	N/A	653	709
Total property, plant and equipment, gross		15,612	14,971
Accumulated depreciation and amortization		(10,550)	(10,211)
Total property, plant and equipment, net		$5,062	$4,760
Depreciation and amortization expense totaled $865 million, $882 million and $851 million in 2023, 2022 and 2021, respectively.
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
Variable lease expense occurs when, subsequent to the lease commencement, lease payments are made that were not originally included in the lease liability calculation. TDS’ variable lease payments include lease payment escalations that are tied to an index, real estate taxes, and additional payments linked to performance. The incremental changes are recorded as variable lease expense and are not included in the right-of-use assets or lease liabilities.
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
The following table shows the components of lease cost included in the Consolidated Statement of Operations:

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Operating lease cost	$207	$206	$198
Variable lease cost	13	12	10
Total	$220	$218	$208

Index to Financial Statements and Supplementary Data
The following table shows supplemental cash flow information related to lease activities:

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$213	$204	$204
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$168	$125	$188
The table below shows a weighted-average analysis for lease terms and discount rates for operating leases:

December 31,	2023	2022
Weighted Average Remaining Lease Term	12 years	12 years
Weighted Average Discount Rate	4.3%	3.9%
The maturities of lease liabilities are as follows:

Operating Leases
(Dollars in millions)
2024	$187
2025	178
2026	143
2027	120
2028	97
Thereafter	696
Total lease payments[1]	$1,421
Less: Imputed interest	384
Present value of lease liabilities	$1,037
1    Lease payments exclude $28 million of legally binding lease payments for leases signed but not yet commenced.
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
The following table shows the components of lease income which are included in Service revenues in the Consolidated Statement of Operations:

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Operating lease income	$127	$120	$109

Index to Financial Statements and Supplementary Data
The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
2024	$97
2025	88
2026	67
2027	37
2028	22
Thereafter	25
Total future lease maturities	$336
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
In 2023 and 2022, UScellular and TDS Telecom performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the reviews and other changes in asset retirement obligations during 2023 and 2022, were as follows:

	2023	2022
(Dollars in millions)
Balance at beginning of year	$524	$469
Additional liabilities accrued	10	19
Revisions in estimated cash outflows	(3)	11
Disposition of assets	(4)	(1)
Accretion expense	29	26
Balance at end of year	$556	$524
Note 12 Debt
Revolving Credit Agreements
At December 31, 2023, TDS and UScellular had revolving credit agreements available for general corporate purposes. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026.
The following table summarizes the revolving credit agreements as of December 31, 2023:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$400	$300
Letters of credit outstanding	$1	$—
Amount borrowed	$100	$—
Amount available for use	$299	$300
Borrowings under the TDS and UScellular revolving credit agreements bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%. TDS and UScellular may select a borrowing period of either one, two, three or six months (or other period of twelve months or less if requested by TDS or UScellular and approved by the lenders). TDS’ and UScellular’s credit spread and commitment fees on their revolving credit agreements may be subject to increase if their current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised.
In January 2024, TDS borrowed $25 million under its revolving credit agreement.

Index to Financial Statements and Supplementary Data
Term Loan Agreements
The following tables summarizes the term loan credit agreements as of December 31, 2023:

TDS:	Term Loan 1	Term Loan 2	Total
(Dollars in millions)
Maximum borrowing capacity	$200	$300	$500
Amount borrowed and outstanding	$196	$296	$492
Amount borrowed and repaid	$4	$4	$8
Amount available for use	$—	$—	$—
Interest rate	SOFR plus 2.10%	SOFR plus 2.60%
Maturity date	July 2028	July 2031
Quarterly installments	$0.5 million from December 2021 to maturity date	$0.75 million from December 2022 to September 2026; $2 million from December 2026 to maturity date

UScellular:	Term Loan 1	Term Loan 2	Term Loan 3	Total
(Dollars in millions)
Maximum borrowing capacity	$300	$300	$200	$800
Amount borrowed and outstanding	$292	$293	$198	$783
Amount borrowed and repaid	$8	$7	$2	$17
Amount available for use	$—	$—	$—	$—
Interest rate	SOFR plus 1.60%	SOFR plus 2.10%	SOFR plus 2.60%
Maturity date	July 2026	July 2028	July 2031
Quarterly installments	$2 million from March 2023 to December 2023; $4 million from March 2024 to December 2025; $8 million from March 2026 to maturity date	$0.75 million from December 2021 to maturity date	$0.5 million from December 2022 to September 2026; $1 million from December 2026 to maturity date
Secured Term Loan Agreement
In September 2023, TDS entered into a $300 million senior secured term loan credit agreement. The maturity date of the agreement is the earlier of (i) September 2026 and (ii) the date that is 91 days prior to the scheduled maturity date of TDS' existing revolving credit agreement (which maturity date is currently July 2026). The agreement requires TDS to make prepayments of the outstanding borrowings to the extent TDS receives cash proceeds in excess of prescribed thresholds from certain transactions as more fully described in the agreement. Borrowings under the agreement bear interest at a rate of SOFR plus 2.00%, which increases at certain dates throughout the term of the agreement. During 2023, TDS borrowed the full amount of $300 million available under the agreement.
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
Export Credit Financing Agreements
At December 31, 2023, TDS had a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in December 2027. During 2023, TDS borrowed $100 million under the agreement. As of December 31, 2023, the outstanding borrowings were $150 million, which is the full amount available under the agreement.

Index to Financial Statements and Supplementary Data
At December 31, 2023, UScellular had a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in January 2027. As of December 31, 2023, UScellular has borrowed the full amount available under the agreement.
Receivables Securitization Agreement
At December 31, 2023, UScellular, through its subsidiaries, had a $450 million receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. In September 2023, UScellular amended the agreement to extend the maturity date to September 2025. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.15%. During 2023, UScellular borrowed $315 million and repaid $440 million under the agreement. As of December 31, 2023, the outstanding borrowings under the agreement were $150 million and the unused borrowing capacity was $300 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of December 31, 2023, the USCC Master Note Trust held $304 million of assets available to be pledged as collateral for the receivables securitization agreement.
In connection with entering into the receivables securitization agreement in 2017, UScellular formed a wholly-owned subsidiary, USCC Master Note Trust (Trust), which qualifies as a bankruptcy remote entity. Under the terms of the agreement, UScellular, through its subsidiaries, transfers eligible equipment installment receivables to the Trust. The Trust then utilizes the transferred assets as collateral for notes payables issued to third-party financial institutions. Since UScellular retains effective control of the transferred assets in the Trust, any activity associated with this receivables securitization agreement will be treated as a secured borrowing. Therefore, TDS will continue to report equipment installment receivables and any related balances on the Consolidated Balance Sheet. Cash received from borrowings under the receivables securitization agreement will be reported as Debt. Refer to Note 15 — Variable Interest Entities for additional information.
In January 2024, UScellular repaid $50 million under the agreement.
Repurchase Agreement
At December 31, 2023, UScellular, through a subsidiary (the repo subsidiary), had a repurchase agreement to borrow up to $200 million, subject to the availability of eligible equipment installment plan receivables and the agreement of the lender. In January 2023, UScellular amended the repurchase agreement to extend the expiration date to January 2024. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.35%. As of December 31, 2022, the outstanding borrowings under the agreement were $60 million and were included in Other current liabilities in the Consolidated Balance Sheet. During 2023, the repo subsidiary repaid $60 million under the agreement. As of December 31, 2023, there were no outstanding borrowings under the agreement and the unused borrowing capacity was $200 million, which was restricted from being borrowed due to covenants within the TDS and UScellular credit agreements that limit secured borrowings on an enterprise-wide basis. As of December 31, 2023, UScellular held $669 million of assets available for inclusion in the repurchase facility; these assets are distinct from the assets held by the USCC Master Note Trust for UScellular's receivables securitization agreement.
The UScellular repurchase agreement expired in January 2024.
Debt Covenants and Other
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. In March 2023, the agreements were amended to require TDS and UScellular to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of December 31, 2023 with all such financial covenants.
In connection with UScellular’s revolving credit agreements, UScellular term loan agreements and the UScellular export credit financing agreement, TDS and UScellular entered into subordination agreements together with the administrative agents for the lenders under each agreement. Pursuant to these subordination agreements, (a) any consolidated funded indebtedness from UScellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness from UScellular to TDS (other than “refinancing indebtedness” as defined in the subordination agreements) in excess of $105 million and (ii) refinancing indebtedness in excess of $250 million will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under each agreement. As of December 31, 2023, UScellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to each agreement pursuant to the subordination agreements.
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

Index to Financial Statements and Supplementary Data
Other Long-Term Debt
Long-term debt as of December 31, 2023 and 2022, was as follows:

				December 31, 2023			December 31, 2022
	Issuance date	Maturity date	Call date (any time on or after)	Principal Amount	Less Unamortized discount and debt issuance costs	Total	Principal Amount	Less Unamortized discount and debt issuance costs	Total
(Dollars in millions)
UScellular Unsecured Senior Notes
6.70%	Dec 2003 and June 2004	Dec 2033	Dec 2003 and June 2004	$544	$11	$533	$544	$11	$533
6.25%	Aug 2020	Sep 2069	Sep 2025	500	17	483	500	17	483
5.50%	Dec 2020	Mar 2070	Mar 2026	500	17	483	500	17	483
5.50%	May 2021	Jun 2070	Jun 2026	500	16	484	500	16	484
UScellular Term Loans				783	4	779	796	6	790
TDS Term Loans				492	4	488	497	4	493
TDS Secured Term Loan				300	3	297	—	—	—
UScellular EIP Securitization				150	—	150	275	—	275
TDS Export Credit Financing				150	—	150	50	—	50
UScellular Export Credit Financing				150	1	149	150	1	149
TDS Revolving Credit				100	—	100	—	—	—
Finance lease obligations				6	—	6	7	—	7
Other long-term notes				4	—	4	3	—	3
Total long-term debt				$4,179	$73	$4,106	$3,822	$72	$3,750
Long-term debt, current						$26			$19
Long-term debt, noncurrent						$4,080			$3,731
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
Interest on the Senior Notes outstanding at December 31, 2023, is payable quarterly, with the exception of UScellular's 6.7% Senior Notes for which interest is payable semi-annually.
The annual requirements for principal payments on long-term debt are approximately $26 million, $26 million, $676 million, $319 million and $482 million for the years 2024 through 2028, respectively. These amounts do not include payments on the $150 million of outstanding borrowings under the receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in October 2025. Principal repayments are not scheduled but are instead based on actual receivable collections.
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

Index to Financial Statements and Supplementary Data
Note 13 Employee Benefit Plans
Defined Contribution Plans
TDS sponsors a qualified noncontributory defined contribution pension plan. The plan provides benefits for certain employees of TDS Corporate, TDS Telecom and UScellular. Under this plan, pension costs are calculated separately for each participant and are funded annually. Total pension costs were $16 million, $17 million and $16 million in 2023, 2022 and 2021, respectively. In addition, TDS sponsors a defined contribution retirement savings plan (401(k) plan). Total costs incurred from TDS’ contributions to the 401(k) plan were $29 million, $28 million and $27 million in 2023, 2022 and 2021, respectively.
TDS also sponsors an unfunded nonqualified deferred supplemental executive retirement plan for certain employees to offset the reduction of benefits caused by the limitation on annual employee compensation under the tax laws.
Other Post-Retirement Benefits
TDS sponsors a defined benefit post-retirement plan that provides medical benefits to retirees and that covers certain employees of TDS Corporate and TDS Telecom, which is not significant to TDS’ financial position or operating results. The plan is contributory, with retiree contributions adjusted annually. TDS recognizes the funded status of the plan as a component of Other assets and deferred charges in the Consolidated Balance Sheet as of December 31, 2023 and 2022. Changes in the funded status are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet before affecting such amounts for income taxes to the extent that such changes are not recognized in earnings as a component of net periodic benefit cost.
The post-retirement benefit fund invests mainly in mutual funds that hold U.S. equities, international equities, and debt securities. The post-retirement benefit fund does not hold any debt or equity securities issued by TDS, UScellular or any related parties. The fair value of the plan assets of the post-retirement benefit fund was $71 million and $66 million as of December 31, 2023 and 2022, respectively. The total plan benefit obligations were $39 million and $44 million as of December 31, 2023 and 2022, respectively. Therefore, the total funded status was an asset of $32 million and $22 million as of December 31, 2023 and 2022, respectively.
TDS is not required to set aside current funds for its future retiree health insurance benefits. The decision to contribute to the plan assets is based upon several factors, including the funded status of the plan, market conditions, alternative investment opportunities, tax benefits and other circumstances. In accordance with applicable income tax regulations, annual contributions to fund the costs of future retiree medical benefits may not exceed certain thresholds. TDS has not determined whether it will make a contribution to the plan in 2024.
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
TDS had no material accruals with respect to legal proceedings and unasserted claims as of both December 31, 2023 and 2022.

Index to Financial Statements and Supplementary Data
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
Note 15 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP, and is therefore deemed the primary beneficiary. TDS reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2022.
UScellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the Trust, collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, UScellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of UScellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that UScellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, UScellular is deemed to have a controlling financial interest in the SPEs, and therefore consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables. Refer to Note 12 — Debt, Receivables Securitization Agreement for additional details regarding the securitization agreement for which these entities were established.
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

December 31,	2023	2022
(Dollars in millions)
Assets
Cash and cash equivalents	$24	$29
Accounts receivable	631	700
Inventory, net	4	4
Other current assets	30	36
Licenses	639	638
Property, plant and equipment, net	123	115
Operating lease right-of-use assets	43	41
Other assets and deferred charges	494	478
Total assets	$1,988	$2,041

Liabilities
Current liabilities	$34	$92
Long-term operating lease liabilities	38	36
Other deferred liabilities and credits	26	28
Total liabilities[1]	$98	$156
1Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 12 — Debt for additional information.
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the TDS financial statements under the variable interest model.
TDS’ total investment in these unconsolidated entities was $6 million and $4 million at December 31, 2023 and 2022, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $306 million, $282 million and $36 million during 2023, 2022 and 2021, respectively; of which $271 million in 2023 and $249 million in 2022 are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provides the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. The put option has not been exercised.

Index to Financial Statements and Supplementary Data
Note 16 Noncontrolling Interests
The following schedule discloses the effects of Net income (loss) attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Net income (loss) attributable to TDS shareholders	$(500)	$62	$156
Transfers (to) from noncontrolling interests
Change in TDS’ Capital in excess of par value from UScellular's issuance of UScellular shares	(33)	(19)	(49)
Change in TDS’ Capital in excess of par value from UScellular’s repurchases of UScellular shares	—	35	17
Net transfers (to) from noncontrolling interests	(33)	16	(32)
Net income (loss) attributable to TDS shareholders after transfers (to) from noncontrolling interests	$(533)	$78	$124
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
The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships on December 31, 2023, net of estimated liquidation costs, is $21 million. This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships at December 31, 2023, was $6 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets in the consolidated partnerships. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets of these subsidiaries is reflected in the consolidated financial statements.
Note 17 Shareholders’ Equity
Common Stock
Series A Common Shares are convertible on a share-for-share basis into Common Shares. In matters other than the election of directors, each Series A Common Share is entitled to ten votes per share, compared to one vote for each Common Share. The Series A Common Shares are entitled to elect eight directors, and the Common Shares elect four. TDS has reserved 7,518,000 Common Shares at December 31, 2023, for possible issuance upon conversion of Series A Common Shares.
On August 2, 2013, the Board of Directors of TDS authorized a $250 million stock repurchase program for the purchase of TDS Common Shares from time to time pursuant to open market purchases, block transactions, private purchases or otherwise, depending on market conditions. This authorization does not have an expiration date. As of December 31, 2023, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $132 million.
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. As of December 31, 2023, the total cumulative amount of Common Shares authorized to be purchased is 1,927,000. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date.

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
Dividends on the Preferred Shares, when declared, are payable quarterly at a rate equal to 6.625% per year for the Series UU Preferred Shares and 6.000% for the Series VV Preferred Shares. As of December 31, 2023, there were no dividends in arrears. The Preferred Shares rank senior to TDS’ Common Shares and junior to all of TDS’ existing and future indebtedness outstanding under TDS’ credit facilities and unsecured senior notes. The Series VV Preferred Shares rank on parity with the Series UU Preferred Shares. Upon voluntary or involuntary liquidation, holders of Preferred Shares are entitled to a liquidating distribution of $25,000 per Preferred Share after satisfaction of liabilities and obligations to creditors. The Preferred Shares have voting rights only if certain limited conditions are met.
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
Tax-Deferred Savings Plan
At December 31, 2023, TDS has reserved 941,000 Common Shares for issuance under the TDS Tax-Deferred Savings Plan, a qualified profit‑sharing plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. Participating employees have the option of investing their contributions and TDS’ contributions in a TDS Common Share fund, a UScellular Common Share fund or certain unaffiliated funds.

Index to Financial Statements and Supplementary Data
Note 18 Stock-Based Compensation
TDS Consolidated
The following table summarizes stock-based compensation expense recognized during 2023, 2022 and 2021:

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Stock option awards	$—	$1	$2
Restricted stock unit awards	32	28	29
Performance share unit awards	7	11	16
Awards under Non-Employee Director compensation plan	2	2	2
Total stock-based compensation, before income taxes	41	42	49
Income tax benefit	(10)	(11)	(12)
Total stock-based compensation expense, net of income taxes	$31	$31	$37
At December 31, 2023, unrecognized compensation cost for all stock‑based compensation awards was $69 million and is expected to be recognized over a weighted average period of 1.8 years.
The following table provides a summary of the classification of stock-based compensation expense included in the Consolidated Statement of Operations for the years ended:

December 31,	2023	2022	2021
(Dollars in millions)
Selling, general and administrative expense	$36	$36	$44
Cost of services expense	5	6	5
Total stock-based compensation expense	$41	$42	$49
TDS’ tax benefits realized from the vesting of awards totaled $7 million in 2023.
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
TDS had reserved 19,750,000 Common Shares at December 31, 2023, for equity awards granted and to be granted under the TDS Long-Term Incentive Plans in effect. At December 31, 2023, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
TDS has also established a Non-Employee Directors’ compensation plan under which it has reserved 500,000 TDS Common Shares at December 31, 2023, for issuance as compensation to members of the Board of Directors who are not employees of TDS.
TDS uses treasury stock to satisfy requirements for shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plans – Restricted Stock Units
TDS grants restricted stock unit awards to key employees that vest after three years or one-third graded vesting each year. Each outstanding restricted stock unit is convertible into one Common Share Award. The restricted stock unit awards currently outstanding were granted in 2021, 2022 and 2023 and vest in 2024, 2025 and 2026.
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

Index to Financial Statements and Supplementary Data
A summary of TDS nonvested restricted stock units and changes during 2023 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,824,000	$18.16
Granted	2,473,000	$5.23
Vested	(532,000)	$17.24
Forfeited	(130,000)	$10.89
Nonvested at December 31, 2023	3,635,000	$9.76
The total fair values as of the respective vesting dates of restricted stock units vested during 2023, 2022 and 2021 were $4 million, $7 million and $11 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2023, 2022 and 2021 was $5.23, $15.34 and $23.34, respectively.
Long-Term Incentive Plans – Performance Share Units
TDS grants performance share units to certain TDS employees. The performance share units generally vest after three years. For the 2021 and 2022 grants, each recipient may be entitled to shares of TDS common stock equal to 0% to 200% of a communicated target award depending on the achievement of predetermined performance-based and market-based operating targets over three years. Performance-based operating targets for the 2021 and 2022 TDS grants vary by business unit and may include Total Revenue, Return on Capital and Adjusted EBITDA. Market-based operating targets are measured against TDS’ total shareholder return relative to a defined peer group.
For the 2023 TDS grants, each recipient may be entitled to shares of TDS common stock equal to 0% to 160% or 0% to 150% of a communicated target award depending on the achievement of predetermined performance-based operating targets over the performance period, which is a one-year period from January 1, 2023 to December 31, 2023, and, for certain grants, a market-based operating target over the performance period, which is a three-year period from January 1, 2023 to December 31, 2025. The performance-based operating targets for the 2023 TDS grants vary by business unit and may include UScellular’s 2023 Performance Award Payout Percentage, TDS Telecom’s 2023 Performance Award Payout Percentage, Total Revenue, Return on Capital and Adjusted EBITDA. The market-based operating target is measured against TDS’ total shareholder return relative to a defined peer group.
Performance shares accumulate dividend equivalents, which are forfeitable if the performance metrics are not achieved. If the predetermined performance-based and market-based operating targets are met, the units granted in 2021, 2022 and 2023 will vest in 2024, 2025 and 2026, respectively.
TDS estimates fair value of performance-based operating targets using TDS’ closing stock price on the date of grant. An estimate of the number of performance units expected to vest based upon achieving the performance-based operating targets is made and the fair value is expensed on a straight-line basis over the requisite service period. Each reporting period during the performance period these estimates are reviewed and stock compensation expense is adjusted accordingly to reflect the new estimates of total units expected to vest. If any part of the performance share units do not vest as a result of the established performance-based operating targets not being achieved, the related stock compensation expense is reversed.
TDS estimates the market-based operating target’s fair value using an internally developed valuation model. This estimated fair value approximated TDS’ closing stock price at the date of grant for market-based share units granted in 2023, 2022 and 2021. This market-based operating target value determined at the date of grant is expensed on a straight-line basis over the requisite service period and the stock compensation expense is not adjusted during the performance period for the subsequent changes in the value of the market-based unit awards and will not be reversed even if the market-based operating target is not achieved.
During 2023, TDS’ Long-Term Incentive Compensation Committee elected to apply an additional discretionary amount of 35% to the 2020 grant's final payout for the performance-based operating targets. This modification resulted in $2 million of incremental expense recognized in 2023.

Index to Financial Statements and Supplementary Data
A summary of TDS nonvested performance share units and changes during 2023 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,349,000	$19.81
Granted	1,343,000	$7.14
Vested	(391,000)	$19.15
Change in units based on approved performance factors	10,000	$19.15
Forfeited	(216,000)	$16.79
Accumulated dividend equivalents	106,000	$13.21
Nonvested at December 31, 2023	2,201,000	$12.17
The total fair value of performance share units that vested during 2023, 2022 and 2021 was $5 million, $5 million and $3 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2023, 2022 and 2021 was $7.14, $17.42 and $25.36, respectively.
Long-Term Incentive Plan – Stock Options
TDS' last stock option grant occurred in 2021.
Stock options granted to key employees are exercisable over a specified period not in excess of ten years. Stock options generally vest over periods up to three years from the date of grant. Stock options outstanding at December 31, 2023, expire between 2024 and 2031. The exercise price of options equals the market value of TDS common stock on the date of grant.
TDS estimated the fair value of stock options granted in 2021 using the Black-Scholes valuation model and the assumptions shown in the table below:

2021
Expected life	6.3 years
Expected annual volatility rate	36.6%
Dividend yield	2.8%
Risk-free interest rate	1.1%
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
A summary of TDS stock options (total and portion exercisable) and changes during 2023 is presented in the tables and narrative below.

Common Share Options	Number of Options	Weighted Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2022	3,098,000	$26.37
Exercised	(7,000)	$19.15
Forfeited	(18,000)	$22.66
Expired	(556,000)	$25.02
Outstanding at December 31, 2023	2,517,000	$26.72	$—	3.5
(2,280,000 exercisable)		$26.86	$—	3.1
The weighted average grant date fair value per share of the TDS stock options granted in 2021 was $6.86. The aggregate intrinsic value at December 31, 2023, presented in the table above represents the total pre-tax intrinsic value (the difference between TDS’ closing stock prices and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all options been exercised on December 31, 2023.

Index to Financial Statements and Supplementary Data
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
Compensation of Non-Employee Directors
TDS issued 81,000, 51,000 and 50,000 Common Shares under its Non-Employee Director plan in 2023, 2022 and 2021, respectively.
Dividend Reinvestment Plans
TDS had reserved 2,111,000 Common Shares at December 31, 2023, for issuance under Automatic Dividend Reinvestment and Stock Purchase Plans and 92,000 Series A Common Shares for issuance under the Series A Common Share Automatic Dividend Reinvestment Plan. These plans enabled holders of TDS’ Common Shares to reinvest cash dividends in Common Shares and holders of Series A Common Shares to reinvest cash dividends in Series A Common Shares. The purchase price of the shares is 95% of the market value, based on the average of the daily high and low sales prices for TDS’ Common Shares on the New York Stock Exchange for the ten trading days preceding the date on which the purchase is made. These plans are considered non-compensatory plans; therefore, no compensation expense is recognized for stock issued under these plans.
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
Under the UScellular Long-Term Incentive Plans, UScellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At December 31, 2023, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
Under the Non-Employee Director compensation plan, UScellular may grant Common Shares to members of the Board of Directors who are not employees of UScellular or TDS.
At December 31, 2023, UScellular had reserved 13,769,000 Common Shares for equity awards granted and to be granted under the Long-Term Incentive Plans and 500,000 Common Shares for issuance under the Non-Employee Director compensation plan.
UScellular uses treasury stock to satisfy requirements for Common Shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plans – Restricted Stock Units
UScellular grants restricted stock unit awards to key employees that generally vest after three years or one-third graded vesting each year. Each outstanding restricted stock unit is convertible into one Common Share Award. The restricted stock unit awards currently outstanding were granted in 2021, 2022 and 2023 and vest in 2024, 2025 and 2026.
UScellular estimates the fair value of restricted stock units based on the closing market price of UScellular shares on the date of grant. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
A summary of UScellular nonvested restricted stock units and changes during 2023 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	2,000,000	$31.84
Granted	1,286,000	$21.15
Vested	(526,000)	$28.73
Forfeited	(212,000)	$28.93
Nonvested at December 31, 2023	2,548,000	$27.26
The total fair value of restricted stock units that vested during 2023, 2022 and 2021 was $12 million, $9 million and $22 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2023, 2022 and 2021 was $21.15, $30.35 and $36.68, respectively.

Index to Financial Statements and Supplementary Data
Long-Term Incentive Plans – Performance Share Units
Beginning in 2017, UScellular granted performance share units to key employees. The performance share units generally vest after three years.
During 2023, UScellular’s Long-Term Incentive Compensation Committee adopted resolutions to apply a 75% floor, and allow for an additional discretionary amount up to a maximum of 100%, for the performance based operating target for the 2021 and 2022 grants. These modifications resulted in additional expense recognized in 2023 of $3 million and $1 million for the 2021 and 2022 grants, respectively.
For the 2021 and 2022 grants, each recipient may be entitled to shares of UScellular common stock equal to 75% to 200% of a communicated target award depending on the achievement of a predetermined Return on Capital target over the performance period, which is a three-year period beginning on January 1 in the year of grant to December 31 of the third year. For the 2023 grants, each recipient may be entitled to shares of UScellular common stock equal to 0% to 150% of a communicated target award depending on the achievement of a predetermined Return on Capital target over the performance period, which is a one-year period beginning on January 1 in the year of grant to December 31 in the year of grant. The performance share units currently outstanding were granted in 2021, 2022 and 2023 and will vest in 2024, 2025 and 2026, respectively.
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
A summary of UScellular’s nonvested performance share units and changes during 2023 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,248,000	$32.51
Granted	643,000	$21.26
Vested	(300,000)	$28.41
Forfeited	(134,000)	$26.53
Nonvested at December 31, 2023	1,457,000	$27.37
The total fair value of performance share units that vested during 2023, 2022 and 2021 was $7 million, $6 million and $22 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2023, 2022 and 2021 was $21.26, $31.35 and $37.67, respectively.
Long-Term Incentive Plans – Stock Options
UScellular's last stock option grant occurred in 2016.
Stock options outstanding, and the related weighted average exercise price, at December 31, 2023 and 2022 were 112,000 units at $44.34 and 348,000 units at $42.41, respectively. All stock options are exercisable and expire between 2024 and 2026.
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
Compensation of Non-Employee Directors
UScellular issued 36,000, 22,000 and 20,000 Common Shares in 2023, 2022 and 2021, respectively, under its Non-Employee Director compensation plan.

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
Financial data for TDS’ reportable segments for 2023, 2022 and 2021, is as follows. See Note 1 — Summary of Significant Accounting Policies for additional information.

Year Ended or as of December 31, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$3,044	$1,027	$98	$4,169
Equipment and product sales	862	1	128	991
Total operating revenues	3,906	1,028	226	5,160
Cost of services (excluding Depreciation, amortization and accretion reported below)	740	423	77	1,240
Cost of equipment and products	988	—	106	1,094
Selling, general and administrative	1,368	326	59	1,753
Depreciation, amortization and accretion	656	245	14	915
Loss on impairment of intangible assets	—	547	—	547
(Gain) loss on asset disposals, net	17	10	—	27
(Gain) loss on license sales and exchanges, net	(2)	—	—	(2)
Operating income (loss)	139	(523)	(30)	(414)
Equity in earnings of unconsolidated entities	158	—	1	159
Interest and dividend income	10	4	6	20
Interest expense	(196)	8	(56)	(244)
Other, net	—	2	—	2
Income (loss) before income taxes	111	(509)	(79)	(477)
Income tax expense (benefit)	53	(26)	(17)	10
Net income (loss)	58	(483)	(62)	(487)
Add back:
Depreciation, amortization and accretion	656	245	14	915
Expenses related to strategic alternatives review	8	—	5	13
Loss on impairment of intangible assets	—	547	—	547
(Gain) loss on asset disposals, net	17	10	—	27
(Gain) loss on license sales and exchanges, net	(2)	—	—	(2)
Interest expense	196	(8)	56	244
Income tax expense (benefit)	53	(26)	(17)	10
Adjusted EBITDA[1]	$986	$285	$(4)	$1,267

Investments in unconsolidated entities	$461	$4	$40	$505
Total assets	$10,750	$2,864	$307	$13,921
Capital expenditures	$611	$577	$9	$1,197

Index to Financial Statements and Supplementary Data

Year Ended or as of December 31, 2022	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$3,125	$1,019	$96	$4,240
Equipment and product sales	1,044	1	128	1,173
Total operating revenues	4,169	1,020	224	5,413
Cost of services (excluding Depreciation, amortization and accretion reported below)	755	418	72	1,245
Cost of equipment and products	1,216	1	103	1,320
Selling, general and administrative	1,408	313	47	1,768
Depreciation, amortization and accretion	700	215	14	929
Loss on impairment of intangible assets	3	—	—	3
(Gain) loss on asset disposals, net	19	7	1	27
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Operating income (loss)	69	66	(13)	122
Equity in earnings of unconsolidated entities	158	—	1	159
Interest and dividend income	8	2	7	17
Interest expense	(163)	7	(18)	(174)
Other, net	—	1	—	1
Income (loss) before income taxes	72	76	(23)	125
Income tax expense (benefit)	37	23	(7)	53
Net income (loss)	35	53	(16)	72
Add back:
Depreciation, amortization and accretion	700	215	14	929
Loss on impairment of intangible assets	3	—	—	3
(Gain) loss on asset disposals, net	19	7	1	27
(Gain) loss on sale of business and other exit costs, net	(1)	—	—	(1)
Interest expense	163	(7)	18	174
Income tax expense (benefit)	37	23	(7)	53
Adjusted EBITDA[1]	$956	$291	$10	$1,257

Investments in unconsolidated entities	$452	$4	$39	$495
Total assets	$11,119	$3,056	$375	$14,550
Capital expenditures	$717	$556	$12	$1,285

Index to Financial Statements and Supplementary Data

Year Ended or as of December 31, 2021	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$3,115	$1,005	$96	$4,216
Equipment and product sales	1,007	1	105	1,113
Total operating revenues	4,122	1,006	201	5,329
Cost of services (excluding Depreciation, amortization and accretion reported below)	790	404	73	1,267
Cost of equipment and products	1,118	1	86	1,205
Selling, general and administrative	1,345	291	41	1,677
Depreciation, amortization and accretion	678	198	19	895
(Gain) loss on asset disposals, net	23	2	1	26
(Gain) loss on sale of business and other exit costs, net	(2)	—	—	(2)
Operating income (loss)	170	110	(19)	261
Equity in earnings of unconsolidated entities	179	—	3	182
Interest and dividend income	6	1	4	11
Interest expense	(175)	5	(62)	(232)
Other, net	—	(1)	—	(1)
Income (loss) before income taxes	180	114	(73)	221
Income tax expense (benefit)	20	24	(11)	33
Net income (loss)	160	90	(62)	188
Add back:
Depreciation, amortization and accretion	678	198	19	895
(Gain) loss on asset disposals, net	23	2	1	26
(Gain) loss on sale of business and other exit costs, net	(2)	—	—	(2)
Interest expense	175	(5)	62	232
Income tax expense (benefit)	20	24	(11)	33
Adjusted EBITDA[1]	$1,054	$310	$8	$1,372

Investments in unconsolidated entities	$439	$4	$36	$479
Total assets	$10,341	$2,645	$507	$13,493
Capital expenditures	$780	$411	$10	$1,201
Numbers may not foot due to rounding.
1Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. Adjusted EBITDA is defined as net income, adjusted for the items set forth in the reconciliation above. TDS believes Adjusted EBITDA is a useful measure of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented above as it provides additional relevant and useful information to investors and other users of TDS' financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance.

Index to Financial Statements and Supplementary Data
Note 20 Supplemental Cash Flow Disclosures
Following are supplemental cash flow disclosures regarding interest paid and income taxes paid.

Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Interest paid	$235	$164	$177
Income taxes paid, net of (refunds received)	(50)	(119)	6
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

TDS:
Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Common Shares withheld	338,000	225,000	223,000

Aggregate value of Common Shares withheld	$3	$4	$5

Cash disbursements for payment of taxes	$(3)	$(4)	$(5)

UScellular:
Year Ended December 31,	2023	2022	2021
(Dollars in millions)
Common Shares withheld	347,000	154,000	438,000

Aggregate value of Common Shares withheld	$9	$5	$16

Cash disbursements for payment of taxes	$(6)	$(5)	$(16)
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $25 million, $130 million and $22 million for the years ended 2023, 2022 and 2021, respectively. At December 31, 2023, liabilities of $68 million and $36 million related to software license agreements were recorded to Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. At December 31, 2022, liabilities of $65 million and $76 million related to software license agreements were recorded to Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet.
Note 21 Certain Relationships and Related Transactions
Sidley Austin LLP is the principal law firm of TDS and its subsidiaries: Walter C.D. Carlson, a trustee and beneficiary of a voting trust that controls TDS, the non-executive Chair of the Board and member of the Board of Directors of TDS and a director of UScellular, a subsidiary of TDS is Senior Counsel at Sidley Austin LLP; and John P. Kelsh, the General Counsel and/or an Assistant Secretary of TDS and certain other subsidiaries of TDS is a partner at Sidley Austin LLP. Walter C.D. Carlson does not provide legal services to TDS or its subsidiaries. TDS, UScellular and their subsidiaries incurred legal costs from Sidley Austin LLP of $16 million, $8 million and $10 million in 2023, 2022 and 2021, respectively.
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

Index to Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Telephone and Data Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Telephone and Data Systems, Inc. and its subsidiaries (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Index to Financial Statements and Supplementary Data
Revenue Recognition - Retail Service and Equipment and Product Sales Revenue for the UScellular segment
As described in Note 2 to the consolidated financial statements, the Company generates revenues from retail services through the sale of wireless services including voice, messaging, and data services, as well as revenues from equipment and product sales through the sale of wireless devices and accessories. The Company recognizes wireless service revenue as the wireless service is provided to the customer. Wireless services are generally billed and paid in advance on a monthly basis. The Company offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones, and routers for use by its customers. The Company also sells wireless devices to agents and other third-party distributors for resale. The Company also offers customers the option to purchase certain devices and accessories under installment contracts over a specified time period. The Company recognizes revenue in equipment and product sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery. The UScellular segment’s retail service and equipment and product sales revenue was $2,742 million and $862 million, respectively, for the year ended December 31, 2023.
The principal consideration for our determination that performing procedures relating to revenue recognition - retail service and equipment and product sales revenue for the UScellular segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the retail service and equipment and product sales revenue recognition processes. These procedures also included, among others, (i) testing whether the criteria for recognition of retail service and equipment and product sales revenue had been met by obtaining and inspecting invoices, shipping documents, where applicable, and cash receipts from customers for a sample of revenue transactions, (ii) testing discounts and rebates for a sample of transactions, (iii) evaluating the allocation of the transaction price to the performance obligations, where applicable, (iv) recalculating the appropriateness of the retail service and equipment and product sales revenue recognized based on the terms of each arrangement for a sample of transactions, and (v) confirming a sample of outstanding customer invoice balances as of December 31, 2023, and obtaining and inspecting source documents, such as invoices, sales contracts, shipping documents, and subsequent cash receipts, for confirmations not returned.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 16, 2024

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
As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that TDS’ disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level.
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
Under the supervision and with the participation of TDS’ management, including its principal executive officer and principal financial officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that TDS maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of TDS’ internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in TDS’ internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2023, none of TDS’ directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated by reference from Proxy Statement sections entitled “Election of Directors,” “Corporate Governance” and “Executive Officers."
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

4.7(a)
Master Indenture for asset-backed notes by and among USCC Master Note Trust, USCC Services, LLC and U.S. Bank National Association, as Indenture Trustee, dated December 20, 2017, is hereby incorporated by reference to Exhibit 4.1 to UScellular’s Current Report on Form 8-K dated December 20, 2017.

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

4.8(a)
Amended and Restated Series 2017-VFN Indenture Supplement by and among USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, and U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated October 23, 2020.

4.8(b)
Supplemental Indenture No. 2 by and among USCC Master Note Trust, USCC Services LLC, U.S. Bank National Association, as Indenture Trustee, dated October 23, 2020, is hereby incorporated by reference to Exhibit 4.2 from UScellular's Current Report on Form 8-K dated October 23, 2020.

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

4.9(a)
Amended and Restated Credit Agreement, among TDS, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of July 30, 2021, is hereby incorporated by reference to Exhibit 4.5 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2021.

4.9(b)
First Amendment to Amended and Restated Credit Agreement, among TDS, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.2 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.9(c)
Second Amendment to Amended and Restated Credit Agreement, among TDS, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.2 to TDS' Quarterly Report on Form 10-Q for the period ended September 30, 2023.

4.10(a)
First Amended and Restated Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated July 20, 2021.

4.10(b)
First Amendment to First Amended and Restated Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.1 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.10(c)
Second Amendment to First Amended and Restated Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.1 to TDS' Quarterly Report on Form 10-Q for the period ended September 30, 2023.

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

4.11(c)
Second Amendment to Third Amended and Restated Credit Agreement, among UScellular, CoBank, ACB, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.2 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.11(d)
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

4.12(c)
Second Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.12(d)
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

4.17(a)
Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Current Report on Form 8-K dated December 9, 2021.

4.17(b)
First Amendment to Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.17(c)
Second Amendment to Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.3 to UScellular's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

4.18(a)
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

4.18(b)
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

4.18(c)
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

4.19(a)
Credit Agreement, between TDS as Borrower and Export Development Canada as Lender, dated as of November 9, 2022, including the form of subsidiary Guaranty, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated November 9, 2022.

4.19(b)
First Amendment to Credit Agreement, between TDS as Borrower and Export Development Canada as Lender, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.3 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.19(c)
Second Amendment to Credit Agreement, between TDS as Borrower and Export Development Canada as Lender, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.3 to TDS' Quarterly Report on Form 10-Q for the period ended September 30, 2023.

4.20
Senior Secured Credit Agreement among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of September 28, 2023, including the form of Guaranty and Security Agreement is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated September 28, 2023.

4.21	Description of TDS' Securities is hereby incorporated by reference to Exhibit 4.20 to TDS' Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.19
Performance Guaranty and Parent Undertaking Agreement by UScellular in favor of the Guaranteed Parties defined therein, dated December 20, 2017, is hereby incorporated by reference to Exhibit 10.2 to UScellular’s Current Report on Form 8-K dated December 20, 2017.

10.20
Amended and Restated Trust Agreement between USCC Receivables Funding LLC, as transferor, and Wilmington Trust, National Association, as Trustee, is hereby incorporated by reference to Exhibit 10.3 to UScellular’s Current Report on Form 8-K dated December 20, 2017.

10.21*
TDS 2020 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the TDS definitive proxy statement dated April 8, 2020, which was filed with the SEC on Schedule 14A on April 8, 2020.

10.22(a)*
Letter Agreement between UScellular and Laurent C. Therivel dated June 1, 2020, is hereby incorporated by reference to Exhibit 10.6 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.22(b)*	Addendum to Letter Agreement between UScellular and Laurent C. Therivel, is hereby incorporated by reference from Exhibit 10.1 to UScellular's Current Report on Form 8-K filed on May 25, 2023.

10.23(a)
Amended and Restated Series 2017-VFN Note Purchase Agreement by and among USCC Receivables Funding LLC, as Transferor, USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, UScellular as Performance Guarantor, and Royal Bank of Canada, as Administrative Agent for owners of the notes, dated October 23, 2020, is hereby incorporated by reference to Exhibit 10.1 from UScellular's Current Report on Form 8-K dated October 23, 2020.

10.23(b)
Amendment No. 1 to Amended and Restated Series 2017-VFN Note Purchase Agreement by and among USCC Receivables Funding LLC, as Transferor, USCC Master Note Trust, as Issuer, USCC Services, LLC, as Servicer, UScellular as Performance Guarantor, and Royal Bank of Canada, as Administrative Agent for owners of the notes, dated June 29, 2021, is hereby incorporated by reference to Exhibit 10.3 from UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2021.

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

10.23(e)
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

10.30*
Form of TDS 2020 Long-Term Incentive Plan 2021 Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.7 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.31*	Form of TDS 2011 Long-Term Incentive Plan Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.8 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.32*	Form of TDS 2020 Long-Term Incentive Plan Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.9 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2022.

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

10.38*
United States Cellular Corporation 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the UScellular definitive proxy statement dated April 5, 2022, which was filed with the SEC on Schedule 14A on April 5, 2022.

10.39*
Form of UScellular 2013 Long-Term Incentive Plan 2022 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.40*
Form of UScellular 2013 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.3 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.41*
Form of TDS 2020 Long-Term Incentive Plan 2022 Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.5 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.42*
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

10.45*	UScellular 2023 Officer Annual Incentive Plan effective January 1, 2023, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated April 4, 2023.

10.46*
Form of TDS 2022 Long-Term Incentive Plan 2023 Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.47*
Form of TDS 2022 Long-Term Incentive Plan 2023 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.48*
Form of UScellular 2022 Long-Term Incentive Plan 2023 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.49*
Form of UScellular 2022 Long-Term Incentive Plan 2023 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.50*
Amendment to the United States Cellular Corporation 2022 Long-Term Incentive Plan Award Agreements is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated December 4, 2023.

10.51*
Amendment to the United States Cellular Corporation 2013 Long-Term Incentive Plan, as Amended, Award Agreements is hereby incorporated by reference to Exhibit 10.2 to UScellular's Current Report on Form 8-K dated December 4, 2023.

21	Subsidiaries of TDS.

23	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

97	Policy on Recoupment and Forfeiture of Incentive Compensation

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement

**	Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated under the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.

By:	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr.
President and Chief Executive Officer
(principal executive officer)

Date:	February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Vicki L. Villacrez
Vicki L. Villacrez
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	February 16, 2024

By:	/s/ Anita J. Kroll
Anita J. Kroll
Vice President - Controller and Chief Accounting Officer
(principal accounting officer)

Date:	February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter C. D. Carlson	Director	February 16, 2024
Walter C. D. Carlson

/s/ LeRoy T. Carlson, Jr.	Director	February 16, 2024
LeRoy T. Carlson, Jr.

/s/ James W. Butman	Director	February 16, 2024
James W. Butman

/s/ Prudence E. Carlson	Director	February 16, 2024
Prudence E. Carlson

/s/ Letitia G. Carlson, M.D.	Director	February 16, 2024
Letitia G. Carlson, M.D.

/s/ Kimberly D. Dixon	Director	February 16, 2024
Kimberly D. Dixon

/s/ George W. Off	Director	February 16, 2024
George W. Off

/s/ Christopher D. O’Leary	Director	February 16, 2024
Christopher D. O’Leary

/s/ Wade Oosterman	Director	February 16, 2024
Wade Oosterman

/s/ Vicki L. Villacrez	Director	February 16, 2024
Vicki L. Villacrez

/s/ Dirk S. Woessner	Director	February 16, 2024
Dirk S. Woessner