Form 10-Q
period 2024-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2024-05-03
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2024, is 106 million Common Shares, $.01 par value, and 7 million Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2024

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three months ended March 31, 2024, to the three months ended March 31, 2023. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2023. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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

TDS Mission and Strategy
TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its associates, and its communities. In pursuing this mission, TDS seeks to grow its businesses, create opportunities for its associates, support the communities it serves, and build value over the long term for its shareholders. Since its founding, TDS has been committed to bringing high-quality communications services to rural and underserved communities. TDS continues to make progress on developing and enhancing its Environmental, Social and Governance (ESG) program, including the publication of the most recent TDS ESG Report in July 2023, which is available on the TDS website.
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
TDS plans to build shareholder value by continuing to execute on its strategies to build strong, competitive businesses providing high-quality, data-focused services and products. Strategic efforts include:
▪UScellular offers economical and competitively priced service plans and devices to its customers and is focused on increasing revenues from sales of related products such as device protection plans and from services such as fixed wireless home internet. In addition, UScellular is focused on increasing tower rent revenues and expanding its solutions available to business and government customers.
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology. 5G technology helps address customers’ growing demand for data services and creates opportunities for new services requiring high speed and reliability as well as low latency. UScellular's initial 5G deployment in 2019-2022 predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023, UScellular continued to invest in 5G with a focus on deployment of mid-band spectrum, which largely overlaps areas already covered with low-band 5G service. During 2024, UScellular is continuing the multi-year deployment of 5G mid-band spectrum. 5G service deployed over mid-band spectrum further enhances speed and capacity for UScellular's mobility and fixed wireless services.
▪UScellular assesses its existing wireless interests on an ongoing basis with a goal of maximizing the value of its assets and operational profitability. As part of this strategy, UScellular may seek attractive opportunities to acquire and divest wireless spectrum as deemed necessary.
▪TDS Telecom strives to provide high-quality broadband services in its markets with the ability to provide value-added bundling with video and voice service options. TDS Telecom focuses on driving growth by investing in fiber deployment primarily in its expansion markets and also in its incumbent and cable markets that have historically utilized copper and coaxial cable technologies.
▪TDS Telecom seeks to grow its operations by creating clusters of markets in attractive, growing locations and may seek to acquire and/or divest of assets to support its strategy.
Strategic Alternatives Review
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. During the three months ended March 31, 2024, TDS incurred third-party expenses of $11 million related to the strategic alternatives review. At this time, TDS cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.

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
▪Cable Markets – markets where TDS provides service as the cable provider using coaxial cable and fiber technologies.
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
▪Incumbent Markets – markets where TDS is positioned as the traditional local telephone company.
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

Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the three months ended March 31, 2024, to the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
(Dollars in millions)
Operating revenues
UScellular	$950	$986	(4)%
TDS Telecom	266	253	5%
All other[1]	46	64	(29)%
Total operating revenues	1,262	1,303	(3)%
Operating expenses
UScellular	899	960	(6)%
TDS Telecom	240	245	(2)%
All other[1]	56	69	(20)%
Total operating expenses	1,195	1,274	(6)%
Operating income (loss)
UScellular	51	26	94%
TDS Telecom	27	8	N/M
All other[1]	(11)	(5)	(83)%
Total operating income	67	29	N/M
Investment and other income (expense)
Equity in earnings of unconsolidated entities	42	44	(3)%
Interest and dividend income	5	5	(4)%
Interest expense	(57)	(53)	(9)%
Other, net	1	—	N/M
Total investment and other expense	(9)	(4)	N/M

Income before income taxes	58	25	N/M
Income tax expense	20	13	49%

Net income	38	12	N/M
Less: Net income attributable to noncontrolling interests, net of tax	9	4	N/M
Net income attributable to TDS shareholders	29	8	N/M
TDS Preferred Share dividends	17	17	—
Net income (loss) attributable to TDS common shareholders	$12	$(9)	N/M

Adjusted OIBDA (Non-GAAP)[2]	$318	$272	17%
Adjusted EBITDA (Non-GAAP)[2]	$366	$321	14%
Capital expenditures[3]	$219	$343	(36)%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $16 million and $20 million for the three months ended March 31, 2024 and 2023, respectively. See Note 6 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased for the three months ended March 31, 2024 due primarily to borrowings under the TDS secured term loan and revolving credit agreements and interest rate increases on variable rate debt, partially offset by a decrease in the average principal balance outstanding on the receivables securitization agreement and higher capitalized interest. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense increased for the three months ended March 31, 2024 due primarily to the increase in Income before income taxes.
TDS calculated income taxes for the three months ended March 31, 2024, based on an estimated year-to-date tax rate. The effective tax rates are expected to vary in subsequent interim periods in 2024 due to fluctuations in Income before income taxes.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
UScellular noncontrolling public shareholders’	$3	$2
Noncontrolling shareholders’ or partners’	6	2
Net income attributable to noncontrolling interests, net of tax	$9	$4
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

$400
$300
$200
$100
$0
$12
$321
$38
$366
Q1
2023
Q1
2024
Net income
Adjusted EBITDA*

Three Months Ended
Net income increased due primarily to lower operating expenses, partially offset by lower operating revenues and higher interest and income tax expenses. Adjusted EBITDA increased due primarily to lower operating expenses, partially offset by lower operating revenues.
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

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.5 million retail connections including 4.1 million postpaid and 0.4 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,300 associates
▪Owns 4,382 towers
▪Operates 6,995 cell sites in service

Operational Overview — UScellular

As of March 31,	2024	2023
Retail Connections – End of Period
Postpaid	4,051,000	4,223,000
Prepaid	436,000	470,000
Total	4,487,000	4,693,000

	Q1 2024	Q1 2023	Q1 2024 vs. Q1 2023
Postpaid Activity and Churn
Gross Additions
Handsets	63,000	93,000	(32)%
Connected Devices	43,000	44,000	(2)%
Total Gross Additions	106,000	137,000	(23)%
Net Additions (Losses)
Handsets	(47,000)	(25,000)	(88)%
Connected Devices	3,000	1,000	N/M
Total Net Additions (Losses)	(44,000)	(24,000)	(83)%
Churn
Handsets	1.03%	1.06%
Connected Devices	2.52%	2.78%
Total Churn	1.22%	1.27%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three months ended March 31, 2024, when compared to the same period last year due to lower gross additions as a result of continued aggressive industry-wide competition and a decrease in the pool of available customers.
Total postpaid connected device net additions increased for the three months ended March 31, 2024, when compared to the same period last year due to higher demand for fixed wireless home internet as well as a decrease in hotspot churn.
UScellular decommissioned its 3G Code Division Multiple Access (CDMA) network in the first quarter of 2024. Total net additions (losses) for the three months ended March 31, 2024 exclude a one-time adjustment to remove 11,000 connections that were dependent on the CDMA network.
Postpaid Revenue

	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
Average Revenue Per User (ARPU)	$51.96	$50.66	3%
Average Revenue Per Account (ARPA)	$132.00	$130.77	1%
Postpaid ARPU increased for the three months ended March 31, 2024, when compared to the same period last year, due to a decrease in promotional discounts, an increase in cost recovery surcharges, favorable plan and product offering mix, and an increase in device protection plan revenues.
Postpaid ARPA increased slightly for the three months ended March 31, 2024, when compared to the same period last year, due to the impacts to Postpaid ARPU, partially offset by a decrease in the number of connections per account.

Financial Overview — UScellular
The following discussion and analysis compares financial results for the three months ended March 31, 2024, to the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
(Dollars in millions)
Retail service	$678	$691	(2)%
Tower rental	25	25	3%
Other	51	51	(1)%
Service revenues	754	767	(2)%
Equipment sales	196	219	(10)%
Total operating revenues	950	986	(4)%

System operations (excluding Depreciation, amortization and accretion reported below)	182	182	—
Cost of equipment sold	216	253	(14)%
Selling, general and administrative	331	345	(4)%
Depreciation, amortization and accretion	165	170	(2)%
(Gain) loss on asset disposals, net	6	10	(43)%
(Gain) loss on license sales and exchanges, net	(1)	—	N/M
Total operating expenses	899	960	(6)%

Operating income	$51	$26	94%

Net income	$24	$14	64%
Adjusted OIBDA (Non-GAAP)[1]	$228	$206	11%
Adjusted EBITDA (Non-GAAP)[1]	$272	$252	8%
Capital expenditures[2]	$131	$208	(37)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2024 and 2023
(Dollars in millions)

Service revenues consist of:
▪Retail Service - Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Tower Rental - Revenues from third-party leases of tower space
▪Other Service - Amounts received from the Federal USF, inbound roaming, miscellaneous other service revenues and Internet of Things (IoT)
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three months ended March 31, 2024, primarily as result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Equipment sales revenues decreased for the three months ended March 31, 2024, due primarily to a decline in smartphone devices sold due to lower gross additions and upgrades, partially offset by a higher average price of new smartphone sales.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable wireless companies. UScellular expects promotional aggressiveness by traditional carriers and pricing pressures from cable wireless companies to continue into the foreseeable future. Operating revenues and Operating income have been negatively impacted in current and prior periods, and are expected to be negatively impacted in future periods, by competitive promotional offers to new and existing customers.
Total operating expenses
Total operating expenses for the three months ended March 31, 2023, include $10 million of severance and related expenses associated with the second quarter of 2023 reduction in workforce. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
System operations expenses
System operations expenses were flat for the three months ended March 31, 2024, due primarily to decreases in customer usage and employee expenses, which include the second quarter of 2023 reduction in workforce, partially offset by an increase in roaming expense. The increase in roaming expense was driven by an increase in usage partially offset by a decrease in roaming rates.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended March 31, 2024, due primarily to a decline in smartphone upgrades and gross additions, partially offset by a higher average cost per unit sold.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three months ended March 31, 2024, due primarily to decreases in employee-related expenses, which include the impact of the second quarter of 2023 reduction in workforce, commissions, and advertising expense, partially offset by a $7 million increase related to the strategic alternatives review expenses.

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

OPERATIONS

TDS Telecom headquarters, Madison, WI

TDS Telecom operations

▪Serves 1.2 million connections in 32 states
▪Employs approximately 3,400 associates

Operational Overview — TDS Telecom
Total Service Address Mix
As of March 31,

TDS Telecom increased its service addresses 12% from a year ago to 1.7 million as of March 31, 2024 through network expansion.

TDS Telecom offers 1Gig+ service to 73% of its total footprint as of March 31, 2024, compared to 67% a year ago.

As of March 31,	2024	2023	2024 vs. 2023
Residential connections
Broadband
Incumbent	245,100	247,900	(1)%
Expansion	100,400	62,800	60%
Cable	202,400	204,700	(1)%
Total Broadband	547,900	515,400	6%
Video	128,800	132,600	(3)%
Voice	279,400	289,200	(3)%
Total Residential Connections	956,100	937,200	2%
Commercial connections	206,200	229,800	(10)%
Total connections	1,162,200	1,167,000	—
Numbers may not foot due to rounding.
Total residential broadband connections increased by 8,100 during the three months ended March 31, 2024, due primarily to net additions of 6,400 as well as certain other adjustments.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connections declines, partially offset by broadband connection growth.
A majority of TDS Telecom's residential customers take advantage of bundling options as 54% of customers subscribe to more than one service.

Residential Broadband Connections by Speed
As of March 31,
Residential broadband customers continue to choose higher speeds with 78% taking speeds of 100 Mbps or greater and 17% choosing 1Gig+.

Residential Revenue per Connection

Total residential revenue per connection increased 7% for the three months ended March 31, 2024, due to price increases and product mix changes, partially offset by promotional activity.

Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the three months ended March 31, 2024, to the three months ended March 31, 2023.

	Three Months Ended March 31,
	2024	2023	2024 vs. 2023
(Dollars in millions)
Residential
Incumbent	$90	$86	4%
Expansion	26	15	71%
Cable	70	68	3%
Total residential	185	169	10%
Commercial	37	41	(9)%
Wholesale	44	43	3%
Total service revenues	266	253	5%
Equipment revenues	—	—	(35)%
Total operating revenues	266	253	5%

Cost of services (excluding Depreciation, amortization and accretion reported below)	98	104	(6)%
Cost of equipment and products	—	—	15%
Selling, general and administrative	75	80	(6)%
Depreciation, amortization and accretion	65	59	10%
(Gain) loss on asset disposals, net	2	1	60%
Total operating expenses	240	245	(2)%

Operating income	$27	$8	N/M

Net income	$24	$8	N/M
Adjusted OIBDA (Non-GAAP)[1]	$93	$68	37%
Adjusted EBITDA (Non-GAAP)[1]	$95	$69	38%
Capital expenditures[2]	$87	$130	(33)%
N/M - Percentage change not meaningful
Numbers may not foot due to rounding.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2024 and 2023
(Dollars in millions)

Residential revenues consist of:
•Broadband services
•Video services, including IPTV, traditional cable programming and satellite offerings
•Voice services
Commercial revenues consist of:
•High-speed and dedicated business internet services
•Video services
•Voice services
Wholesale revenues consist of:
•Network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom's networks
•Federal and state regulatory support, including E-ACAM

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three months ended March 31, 2024, due primarily to price increases and growth in broadband connections, partially offset by promotional activity and a decline in video and voice connections.

Commercial revenues decreased for the three months ended March 31, 2024, due primarily to declining connections in CLEC markets.

Cost of services
Cost of services decreased for the three months ended March 31, 2024, due primarily to a decrease in employee-related expenses and lower plant and maintenance costs, partially offset by higher video programming costs.

Selling, general and administrative
Selling, general and administrative expenses decreased for the three months ended March 31, 2024, due primarily to a decrease in employee-related expenses and lower advertising and marketing costs.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three months ended March 31, 2024, due primarily to capital expenditures on new fiber assets and customer premise equipment.

Liquidity and Capital Resources
Sources of Liquidity
TDS and its subsidiaries operate capital-intensive businesses. TDS incurred negative free cash flow in the three months ended March 31, 2024, has incurred negative free cash flow in prior periods, and may continue to incur negative free cash flow in future periods. In the past, TDS’ existing cash and investment balances, funds available under its financing agreements, preferred share offerings, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets, pay dividends and to fund acquisitions. There is no assurance that this will be the case in the future.
TDS believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its day-to-day operating needs and debt service requirements. In addition, TDS retains the ability, as described below, to reduce its capital and operating expenditures to lower its funding needs.
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

In addition to Cash and cash equivalents, TDS and UScellular had available undrawn borrowing capacity from the following debt facilities at March 31, 2024. See the Financing section below for further details.

	TDS	UScellular
(Dollars in millions)
Revolving Credit Agreement	$199	$300
Receivables Securitization Agreement	—	310
Total available undrawn borrowing capacity	$199	$610
Financing
Revolving Credit Agreements
TDS has a revolving credit agreement with maximum borrowing capacity of $400 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the three months ended March 31, 2024, TDS borrowed $100 million under the agreement. As of March 31, 2024, the outstanding borrowings under the agreement were $200 million, and the unused borrowing capacity was $199 million.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. During the three months ended March 31, 2024, UScellular borrowed $40 million and repaid $50 million under the agreement. As of March 31, 2024, the outstanding borrowings under the agreement were $140 million and the unused borrowing capacity was $310 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
In April 2024, UScellular repaid an additional $75 million under the agreement.
Term Loan Agreement
In May 2024, TDS entered into a $375 million unsecured term loan credit agreement. At closing, $300 million was drawn, less original issue discount, and the remaining $75 million may be drawn until November 2025. The maturity date of the agreement is May 2029.
Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and UScellular are required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe that they were in compliance as of March 31, 2024 with all such financial covenants.
The term loan agreement entered into in May 2024 requires TDS to comply with certain affirmative and negative covenants, which includes a financial covenant that may restrict the borrowing capacity available. TDS is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.50 to 1.00 from April 1, 2024 through March 31, 2025; 4.25 to 1.00 from April 1, 2025 and thereafter.
Other Long-Term Financing
TDS has an effective shelf registration statement on Form S-3 to issue senior or subordinated securities, common shares, preferred shares and depositary shares.
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares.
See Note 7 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2024 and 2023, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the three months ended March 31, 2024 and 2023, were $131 million and $208 million, respectively.
Capital expenditures for the full year 2024 are expected to be between $550 million and $650 million. These expenditures are expected to be used principally for the following purposes:
▪Enhance and maintain UScellular's network capacity and coverage, including continued deployment of 5G with a focus on mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the three months ended March 31, 2024 and 2023, were $87 million and $130 million, respectively.
Capital expenditures for the full year 2024 are expected to be between $310 million and $340 million. These expenditures are expected to be used principally for the following purposes:
▪Continue to expand fiber deployment primarily in expansion markets;
▪Support broadband growth and success-based spending; and
▪Maintain and enhance existing infrastructure including build-out requirements of state broadband and E-ACAM programs.

TDS intends to finance its capital expenditures for 2024 using primarily Cash flows from operating activities, existing cash balances and additional debt financing from its existing agreements and/or other forms of available financing.
Acquisitions, Divestitures and Exchanges
TDS may be engaged in negotiations (subject to all applicable regulations) relating to the acquisition, divestiture or exchange of companies, properties, assets, wireless spectrum licenses and other possible businesses. In general, TDS may not disclose such transactions until there is a definitive agreement.
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

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities with a goal of creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, TDS may need to delay or reduce certain investments, dividend payments or sell assets. Refer to Liquidity and Capital Resources within this MD&A for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS' cash flow activities for the three months ended March 31, 2024 and 2023.
2024 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $8 million. Net cash provided by operating activities was $224 million due to net income of $38 million adjusted for non-cash items of $258 million, distributions received from unconsolidated entities of $22 million, and changes in working capital items which decreased net cash by $94 million. The working capital changes were primarily driven by payment of associate bonuses and timing of vendor payments, partially offset by reduced receivable and inventory balances.
Cash flows used for investing activities were $246 million, due primarily to payments for property, plant and equipment of $235 million.
Cash flows provided by financing activities were $30 million, due primarily to $100 million borrowed under the TDS revolving credit agreement and a $40 million borrowing under the UScellular receivables securitization agreement. These were partially offset by $57 million in repayments on the UScellular receivables securitization agreement and the TDS and UScellular term loan agreements, the payment of $39 million in dividends and cash paid for software license agreements of $9 million.
2023 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $90 million. Net cash provided by operating activities was $46 million due to net income of $12 million adjusted for non-cash items of $240 million, distributions received from unconsolidated entities of $20 million, and changes in working capital items which decreased net cash by $226 million. The working capital changes were primarily driven by timing of vendor payments and payment of associate bonuses, partially offset by a decrease in customer and agent receivable balances.
Cash flows used for investing activities were $334 million, which included payments for property, plant and equipment of $331 million.
Cash flows provided by financing activities were $198 million, due primarily to $115 million borrowed under the UScellular receivables securitization agreement, $100 million borrowed under the TDS revolving credit agreement, and $100 million borrowed under the TDS export credit agreement. These were partially offset by a $60 million repayment on the UScellular EIP receivables repurchase agreement, the payment of $38 million in dividends and cash paid for software license agreements of $8 million.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2024 were as follows:
Accounts payable
Accounts payable decreased $58 million due primarily to vendor payment timing differences.
Accrued compensation
Accrued compensation decreased $90 million due primarily to associate bonus payments in March 2024.

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
EBITDA, Adjusted EBITDA and Adjusted OIBDA
EBITDA, Adjusted EBITDA and Adjusted OIBDA are defined as Net income (loss) adjusted for the items set forth in the reconciliation below. EBITDA, Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income (loss) or Cash flows from operating activities, as indicators of cash flows or as measures of liquidity. TDS does not intend to imply that any such items set forth in the reconciliation below are infrequent or unusual; such items may occur in the future.
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

	Three Months Ended March 31,
TDS - CONSOLIDATED	2024	2023
(Dollars in millions)
Net income (GAAP)	$38	$12
Add back:
Income tax expense	20	13
Interest expense	57	53
Depreciation, amortization and accretion	234	232
EBITDA (Non-GAAP)	349	310
Add back or deduct:
Expenses related to strategic alternatives review	11	—
(Gain) loss on asset disposals, net	7	11
(Gain) loss on license sales and exchanges, net	(1)	—
Adjusted EBITDA (Non-GAAP)	366	321
Deduct:
Equity in earnings of unconsolidated entities	42	44
Interest and dividend income	5	5
Other, net	1	—
Adjusted OIBDA (Non-GAAP)	318	272
Deduct:
Depreciation, amortization and accretion	234	232
Expenses related to strategic alternatives review	11	—
(Gain) loss on asset disposals, net	7	11
(Gain) loss on license sales and exchanges, net	(1)	—
Operating income (GAAP)	$67	$29

	Three Months Ended March 31,
UScellular	2024	2023
(Dollars in millions)
Net income (GAAP)	$24	$14
Add back:
Income tax expense	28	11
Interest expense	43	47
Depreciation, amortization and accretion	165	170
EBITDA (Non-GAAP)	260	242
Add back or deduct:
Expenses related to strategic alternatives review	7	—
(Gain) loss on asset disposals, net	6	10
(Gain) loss on license sales and exchanges, net	(1)	—
Adjusted EBITDA (Non-GAAP)	272	252
Deduct:
Equity in earnings of unconsolidated entities	42	44
Interest and dividend income	2	2
Adjusted OIBDA (Non-GAAP)	228	206
Deduct:
Depreciation, amortization and accretion	165	170
Expenses related to strategic alternatives review	7	—
(Gain) loss on asset disposals, net	6	10
(Gain) loss on license sales and exchanges, net	(1)	—
Operating income (GAAP)	$51	$26

	Three Months Ended March 31,
TDS TELECOM	2024	2023
(Dollars in millions)
Net income (GAAP)	$24	$8
Add back:
Income tax expense	7	3
Interest expense	(2)	(2)
Depreciation, amortization and accretion	65	59
EBITDA (Non-GAAP)	93	68
Add back or deduct:
(Gain) loss on asset disposals, net	2	1
Adjusted EBITDA (Non-GAAP)	95	69
Deduct:
Interest and dividend income	1	1
Other, net	1	—
Adjusted OIBDA (Non-GAAP)	93	68
Deduct:
Depreciation, amortization and accretion	65	59
(Gain) loss on asset disposals, net	2	1
Operating income (GAAP)	$27	$8
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

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Cash flows from operating activities (GAAP)	$224	$46
Cash paid for additions to property, plant and equipment	(235)	(331)
Cash paid for software license agreements	(9)	(8)
Free cash flow (Non-GAAP)	$(20)	$(293)

Application of Critical Accounting Policies and Estimates
TDS prepares its consolidated financial statements in accordance with GAAP. TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements included in TDS' Form 10-K for the year ended December 31, 2023. TDS’ application of critical accounting policies and estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in TDS’ Form 10-K for the year ended December 31, 2023.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2023 and in this Form 10-Q. Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2023, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business, financial condition or results of operations.
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

Financial Risk Factors
▪Uncertainty in TDS’ or UScellular's future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in TDS’ or UScellular's performance or market conditions, changes in TDS’ or UScellular's credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which has required and is expected in the future to require TDS to reduce or delay its construction, development or acquisition programs, reduce the amount of wireless spectrum licenses acquired, divest assets or businesses, and/or reduce or cease share repurchases and/or the payment of common shareholder dividends.
▪TDS has a significant amount of indebtedness which could adversely affect its financial performance and in turn adversely affect its ability to make payments on its indebtedness, comply with terms of debt covenants and incur additional debt.
▪TDS has entered into a Senior Secured Credit Agreement that imposes certain restrictions on its business and operations that may affect its ability to operate its business and make payments on its indebtedness.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2023, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2023, may not be the only risks that could affect TDS. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Form 10-K for the year ended December 31, 2023.
Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of March 31, 2024, approximately 50% of TDS' long-term debt was in fixed-rate senior notes and approximately 50% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at March 31, 2024.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2024	$26	7.2%
2025	26	7.2%
2026	772	7.1%
2027	319	7.0%
2028	481	7.4%
Thereafter	2,499	6.3%
Total	$4,123	6.7%
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
2Represents the weighted average stated interest rates at March 31, 2024, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of March 31, 2024.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,044	$1,043
Equipment and product sales	218	260
Total operating revenues	1,262	1,303

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	298	305
Cost of equipment and products	233	287
Selling, general and administrative	424	439
Depreciation, amortization and accretion	234	232
(Gain) loss on asset disposals, net	7	11
(Gain) loss on license sales and exchanges, net	(1)	—
Total operating expenses	1,195	1,274

Operating income	67	29

Investment and other income (expense)
Equity in earnings of unconsolidated entities	42	44
Interest and dividend income	5	5
Interest expense	(57)	(53)
Other, net	1	—
Total investment and other expense	(9)	(4)

Income before income taxes	58	25
Income tax expense	20	13
Net income	38	12
Less: Net income attributable to noncontrolling interests, net of tax	9	4
Net income attributable to TDS shareholders	29	8
TDS Preferred Share dividends	17	17
Net income (loss) attributable to TDS common shareholders	$12	$(9)

Basic weighted average shares outstanding	113	113
Basic earnings (loss) per share attributable to TDS common shareholders	$0.11	$(0.08)

Diluted weighted average shares outstanding	117	113
Diluted earnings (loss) per share attributable to TDS common shareholders	$0.10	$(0.08)
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Cash flows from operating activities
Net income	$38	$12
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	234	232
Bad debts expense	31	27
Stock-based compensation expense	14	3
Deferred income taxes, net	14	9
Equity in earnings of unconsolidated entities	(42)	(44)
Distributions from unconsolidated entities	22	20
(Gain) loss on asset disposals, net	7	11
(Gain) loss on license sales and exchanges, net	(1)	—
Other operating activities	1	2
Changes in assets and liabilities from operations
Accounts receivable	27	22
Equipment installment plans receivable	2	1
Inventory	24	—
Accounts payable	(35)	(162)
Customer deposits and deferred revenues	6	(9)
Accrued taxes	4	1
Accrued interest	9	9
Other assets and liabilities	(131)	(88)
Net cash provided by operating activities	224	46

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(235)	(331)
Cash paid for intangible assets	(11)	(5)
Other investing activities	—	2
Net cash used in investing activities	(246)	(334)

Cash flows from financing activities
Issuance of long-term debt	140	316
Repayment of long-term debt	(57)	(5)
Repayment of short-term debt	—	(60)
Tax payments for TDS stock-based compensation awards	(1)	(2)
Repurchase of TDS Common Shares	—	(3)
Dividends paid to TDS shareholders	(39)	(38)
Distributions to noncontrolling interests	(2)	(1)
Cash paid for software license agreements	(9)	(8)
Other financing activities	(2)	(1)
Net cash provided by financing activities	30	198

Net increase (decrease) in cash, cash equivalents and restricted cash	8	(90)

Cash, cash equivalents and restricted cash
Beginning of period	270	399
End of period	$278	$309
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2024	December 31, 2023
(Dollars in millions)
Current assets
Cash and cash equivalents	$249	$236
Accounts receivable
Customers and agents, less allowances of $66 and $70, respectively	955	992
Other, less allowances of $3 and $4, respectively	81	82
Inventory, net	184	208
Prepaid expenses	107	86
Income taxes receivable	3	4
Other current assets	49	52
Total current assets	1,628	1,660

Assets held for sale	—	15

Licenses	4,720	4,702

Other intangible assets, net of accumulated amortization of $111 and $106, respectively	178	183

Investments in unconsolidated entities	526	505

Property, plant and equipment
In service and under construction	14,452	15,612
Less: Accumulated depreciation and amortization	9,400	10,550
Property, plant and equipment, net	5,052	5,062

Operating lease right-of-use assets	979	987

Other assets and deferred charges	783	807

Total assets[1]	$13,866	$13,921
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2024	December 31, 2023
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$26	$26
Accounts payable	302	360
Customer deposits and deferred revenues	284	277
Accrued interest	21	12
Accrued taxes	44	43
Accrued compensation	59	149
Short-term operating lease liabilities	147	147
Other current liabilities	148	170
Total current liabilities	1,031	1,184

Deferred liabilities and credits
Deferred income tax liability, net	988	975
Long-term operating lease liabilities	883	890
Other deferred liabilities and credits	780	784

Long-term debt, net	4,164	4,080

Commitments and contingencies

Noncontrolling interests with redemption features	16	12

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 113 shares (7 Series A Common and 106 Common Shares)
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,570	2,558
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, 0.0444 shares outstanding (0.0168 Series UU and 0.0276 Series VV)	1,074	1,074
Treasury shares, at cost, 20 Common Shares	(460)	(465)
Accumulated other comprehensive income	11	11
Retained earnings	2,008	2,023
Total TDS shareholders' equity	5,204	5,202

Noncontrolling interests	800	794

Total equity	6,004	5,996

Total liabilities and equity[1]	$13,866	$13,921
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of March 31, 2024 and December 31, 2023, include assets held by consolidated variable interest entities (VIEs) of $1,115 million and $1,188 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of March 31, 2024 and December 31, 2023, include certain liabilities of consolidated VIEs of $23 million, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 8 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2023	$1	$2,558	$1,074	$(465)	$11	$2,023	$5,202	$794	$5,996
Net income attributable to TDS shareholders	—	—	—	—	—	29	29	—	29
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	4	4
TDS Common and Series A Common share dividends ($0.190 per share)	—	—	—	—	—	(22)	(22)	—	(22)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Dividend reinvestment plan	—	—	—	1	—	—	1	—	1
Incentive and compensation plans	—	1	—	4	—	(5)	—	—	—
Adjust investment in subsidiaries for issuances and other compensation plans	—	11	—	—	—	—	11	3	14
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
March 31, 2024	$1	$2,570	$1,074	$(460)	$11	$2,008	$5,204	$800	$6,004

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
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended March 31, 2024, are UScellular and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 10 — Business Segment Information for summary financial information on each business segment.
Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2023.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of March 31, 2024 and December 31, 2023, its results of operations, cash flows and changes in equity for the three months ended March 31, 2024 and 2023. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2024 and 2023, equaled net income. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2023.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $4 million and $5 million for the three months ended March 31, 2024 and 2023, respectively.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 7 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	March 31, 2024	December 31, 2023
(Dollars in millions)
Cash and cash equivalents	$249	$236
Restricted cash included in Other current assets	29	34
Cash, cash equivalents and restricted cash in the statement of cash flows	$278	$270
Strategic Alternatives Review
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies have decided to initiate a process to explore a range of strategic alternatives for UScellular. During the three months ended March 31, 2024, TDS incurred third-party expenses of $11 million related to the strategic alternatives review, which are included in Selling, general and administrative expenses. At this time, TDS cannot predict the ultimate outcome of such process or estimate the potential impact of such process on the financial statements.

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Three Months Ended March 31, 2024	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$678	$—	$—	$678
Residential	—	185	—	185
Commercial	—	37	—	37
Wholesale	—	43	—	43
Other service	51	—	18	69
Service revenues from contracts with customers	729	265	18	1,012
Equipment and product sales	196	—	22	218
Total revenues from contracts with customers	925	266	40	1,230
Operating lease income	25	1	6	32
Total operating revenues	$950	$266	$46	$1,262

Three Months Ended March 31, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$691	$—	$—	$691
Residential	—	169	—	169
Commercial	—	41	—	41
Wholesale	—	42	—	42
Other service	51	—	18	69
Service revenues from contracts with customers	742	252	18	1,012
Equipment and product sales	219	—	41	260
Total revenues from contracts with customers	961	252	59	1,272
Operating lease income	25	1	5	31
Total operating revenues	$986	$253	$64	$1,303
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

	March 31, 2024	December 31, 2023
(Dollars in millions)
Contract assets	$12	$14
Contract liabilities	$380	$380
Revenue recognized related to contract liabilities existing at January 1, 2024 was $151 million for the three months ended March 31, 2024.
Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2024 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2024	$320
2025	173
Thereafter	91
Total	$584
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

	March 31, 2024	December 31, 2023
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$143	$143
Fulfillment costs
Installation costs	6	6
Total contract cost assets	$149	$149
Amortization of contract cost assets was $25 million and $28 million for the three months ended March 31, 2024, and 2023 respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.
Note 3 Fair Value Measurements
As of March 31, 2024 and December 31, 2023, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
The provisions of GAAP establish a fair value hierarchy that contains three levels for inputs used in fair value measurements. Level 1 inputs include quoted market prices for identical assets or liabilities in active markets. Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets. Level 3 inputs are unobservable. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile and, therefore Level 3 assets are not necessarily higher risk than Level 2 assets or Level 1 assets.

TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	March 31, 2024		December 31, 2023
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt
Retail	2	$1,500	$1,109	$1,500	$1,097
Institutional	2	536	435	536	451
Other	2	2,187	2,187	2,103	2,103
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of “Retail” Long-term debt was estimated using market prices for UScellular Senior Notes, which are traded on the New York Stock Exchange. TDS’ “Institutional” debt consists of UScellular’s 6.7% Senior Notes which are traded over the counter. TDS’ “Other” debt consists of term loan credit agreements, receivables securitization agreement and export credit financing agreements. TDS estimated the fair value of its Institutional and Other debt through a discounted cash flow analysis using the interest rates or estimated yield to maturity for each borrowing, which ranged from 3.52% to 7.93% and 3.52% to 7.96% at March 31, 2024 and December 31, 2023, respectively.
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
The following table summarizes equipment installment plan receivables.

	March 31, 2024	December 31, 2023
(Dollars in millions)
Equipment installment plan receivables, gross	$1,120	$1,151
Allowance for credit losses	(88)	(90)
Equipment installment plan receivables, net	$1,032	$1,061

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$570	$577
Other assets and deferred charges (Non-current portion)	462	484
Equipment installment plan receivables, net	$1,032	$1,061
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

	March 31, 2024					December 31, 2023
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$957	$84	$15	$4	$1,060	$977	$88	$16	$4	$1,085
Billed — current	38	4	1	—	43	35	5	2	1	43
Billed — past due	9	5	2	1	17	12	7	3	1	23
Total	$1,004	$93	$18	$5	$1,120	$1,024	$100	$21	$6	$1,151

The balance of the equipment installment plan receivables as of March 31, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	2024	Total
(Dollars in millions)
Lowest Risk	$18	$328	$510	$148	$1,004
Lower Risk	1	20	56	16	93
Slight Risk	—	2	10	6	18
Higher Risk	—	1	3	1	5
Total	$19	$351	$579	$171	$1,120
The write-offs, net of recoveries for the three months ended March 31, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	Total
(Dollars in millions)
Write-offs, net of recoveries	$1	$8	$15	$24
Activity for the three months ended March 31, 2024 and 2023, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2024	March 31, 2023
(Dollars in millions)
Allowance for credit losses, beginning of period	$90	$96
Bad debts expense	22	18
Write-offs, net of recoveries	(24)	(20)
Allowance for credit losses, end of period	$88	$94
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
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

	Three Months Ended March 31,
	2024	2023
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to TDS common shareholders	$12	$(9)

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	106	106
Series A Common Shares	7	7
Total	113	113

Effects of dilutive securities	4	—
Weighted average number of shares used in diluted earnings (loss) per share	117	113

Basic earnings (loss) per share attributable to TDS common shareholders	$0.11	$(0.08)

Diluted earnings (loss) per share attributable to TDS common shareholders	$0.10	$(0.08)

Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 2 million and 4 million for the three months ended March 31, 2024 and 2023, respectively.
Note 6 Investments in Unconsolidated Entities
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

	March 31, 2024	December 31, 2023
(Dollars in millions)
Equity method investments	$497	$477
Measurement alternative method investments	20	19
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$526	$505
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended March 31,
	2024	2023
(Dollars in millions)
Revenues	$1,849	$1,809
Operating expenses	1,421	1,366
Operating income	428	443
Other income (expense), net	(9)	(16)
Net income	$419	$427
Note 7 Debt
Revolving Credit Agreements
TDS has a revolving credit agreement with maximum borrowing capacity of $400 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the three months ended March 31, 2024, TDS borrowed $100 million under its revolving credit agreement. Borrowings under the TDS revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%. As of March 31, 2024, the outstanding borrowings under the agreement were $200 million, and the unused borrowing capacity was $199 million.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.15%. During the three months ended March 31, 2024, UScellular borrowed $40 million and repaid $50 million under its receivables securitization agreement. As of March 31, 2024, the outstanding borrowings under the agreement were $140 million and the unused borrowing capacity was $310 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of March 31, 2024, the USCC Master Note Trust held $233 million of assets available to be pledged as collateral for the receivables securitization agreement.
In April 2024, UScellular repaid an additional $75 million under the agreement.

Term Loan Agreement
In May 2024, TDS entered into a $375 million unsecured term loan credit agreement. At closing, $300 million was drawn, less original issue discount, and the remaining $75 million may be drawn until November 2025. The maturity date of the agreement is May 2029. The agreement requires TDS to make prepayments of the outstanding borrowings to the extent TDS receives cash proceeds in excess of prescribed thresholds from certain transactions as more fully described in the agreement. Borrowings under the agreement bear interest at a rate of SOFR plus 7.00%. Quarterly payments of the outstanding borrowings multiplied by 0.25% are required beginning in September 2024, with the amount increasing if the remaining available capacity is drawn.
Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and UScellular are required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 through March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of March 31, 2024 with all such financial covenants.
The term loan agreement entered into in May 2024 requires TDS to comply with certain affirmative and negative covenants, which includes a financial covenant that may restrict the borrowing capacity available. TDS is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.50 to 1.00 from April 1, 2024 through March 31, 2025; 4.25 to 1.00 from April 1, 2025 and thereafter.
Note 8 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. TDS reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and TDS’ Form 10-K for the year ended December 31, 2023.
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31, 2024	December 31, 2023
(Dollars in millions)
Assets
Cash and cash equivalents	$30	$24
Accounts receivable	619	631
Inventory, net	3	4
Other current assets	26	30
Licenses	639	639
Property, plant and equipment, net	119	123
Operating lease right-of-use assets	44	43
Other assets and deferred charges	471	494
Total assets	$1,951	$1,988

Liabilities
Current liabilities	$34	$34
Long-term operating lease liabilities	38	38
Other deferred liabilities and credits	26	26
Total liabilities[1]	$98	$98
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 7 – Debt for additional information.
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the TDS financial statements under the variable interest model.
TDS’ total investment in these unconsolidated entities was $6 million at both March 31, 2024 and December 31, 2023, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $207 million for both the three months ended March 31, 2024 and 2023, of which $187 million in 2024 and $193 million in 2023, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
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

Note 9 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Three Months Ended March 31,	2024	2023
(Dollars in millions)
Net income attributable to TDS shareholders	$29	$8
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(1)	(3)
Net transfers (to) from noncontrolling interests	(1)	(3)
Net income attributable to TDS shareholders after transfers (to) from noncontrolling interests	$28	$5

Note 10 Business Segment Information
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
Financial data for TDS’ reportable segments for the three month periods ended, or as of March 31, 2024 and 2023, is as follows. See Note 1 — Basis of Presentation for additional information.

Three Months Ended or as of March 31, 2024	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$754	$266	$24	$1,044
Equipment and product sales	196	—	22	218
Total operating revenues	950	266	46	1,262
Cost of services (excluding Depreciation, amortization and accretion reported below)	182	98	18	298
Cost of equipment and products	216	—	17	233
Selling, general and administrative	331	75	18	424
Depreciation, amortization and accretion	165	65	4	234
(Gain) loss on asset disposals, net	6	2	(1)	7
(Gain) loss on license sales and exchanges, net	(1)	—	—	(1)
Operating income (loss)	51	27	(11)	67
Equity in earnings of unconsolidated entities	42	—	—	42
Interest and dividend income	2	1	2	5
Interest expense	(43)	2	(16)	(57)
Other, net	—	1	—	1
Income (loss) before income taxes	52	31	(25)	58
Income tax expense (benefit)	28	7	(15)	20
Net income (loss)	24	24	(10)	38
Add back:
Depreciation, amortization and accretion	165	65	4	234
Expenses related to strategic alternatives review	7	—	4	11
(Gain) loss on asset disposals, net	6	2	(1)	7
(Gain) loss on license sales and exchanges, net	(1)	—	—	(1)
Interest expense	43	(2)	16	57
Income tax expense (benefit)	28	7	(15)	20
Adjusted EBITDA[1]	$272	$95	$(1)	$366

Investments in unconsolidated entities	$482	$4	$40	$526
Total assets	$10,704	$2,892	$270	$13,866
Capital expenditures	$131	$87	$1	$219

Three Months Ended or as of March 31, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$767	$253	$23	$1,043
Equipment and product sales	219	—	41	260
Total operating revenues	986	253	64	1,303
Cost of services (excluding Depreciation, amortization and accretion reported below)	182	104	19	305
Cost of equipment and products	253	—	34	287
Selling, general and administrative	345	80	14	439
Depreciation, amortization and accretion	170	59	3	232
(Gain) loss on asset disposals, net	10	1	—	11
Operating income (loss)	26	8	(5)	29
Equity in earnings of unconsolidated entities	44	—	—	44
Interest and dividend income	2	1	2	5
Interest expense	(47)	2	(8)	(53)
Income (loss) before income taxes	25	11	(11)	25
Income tax expense (benefit)	11	3	(1)	13
Net income (loss)	14	8	(10)	12
Add back:
Depreciation, amortization and accretion	170	59	3	232
(Gain) loss on asset disposals, net	10	1	—	11
Interest expense	47	(2)	8	53
Income tax expense	11	3	(1)	13
Adjusted EBITDA[1]	$252	$69	$—	$321

Investments in unconsolidated entities	$477	$4	$38	$519
Total assets	$10,997	$3,141	$401	$14,539
Capital expenditures	$208	$130	$5	$343
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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Legal Proceedings
Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2023. There have been no material changes to such information since December 31, 2023.

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2024.
The maximum dollar value of shares that may yet be purchased under this program was $132 million as of March 31, 2024. There were no purchases made by or on behalf of TDS, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.
Other Information
Term Loan Agreement
On May 1, 2024 (Effective Date), Telephone and Data Systems, Inc. (TDS) entered into a $375 million unsecured Credit Agreement (Credit Agreement) among TDS as Borrower, the lenders from time to time party thereto, Oaktree Fund Administration, LLC, as Administrative Agent, and Oaktree Capital Management, L.P., as sole lead arranger and sole bookrunner.
The Credit Agreement provides TDS with an initial loan of $300 million, less original issue discount, on the Effective Date (the Initial Loan) and a delayed draw term loan credit facility, available until November 3, 2025, in an aggregate principal amount at any time outstanding not to exceed $75 million. The proceeds will be used for general corporate purposes including the advancement of TDS Telecom's fiber build program. Borrowings under the delayed draw term loan credit facility are available for up to 18 months after the effective date of the Credit Agreement, subject to TDS’ Consolidated Leverage Ratio (as described below) being equal to or less than 4.00 to 1.00 after giving effect to such loans on a pro forma basis.
Borrowings under the Credit Agreement bear interest at a secured overnight financing rate (SOFR) plus 7.00%. Prepayments of the loans under the Credit Agreement are subject to the payment of the then applicable prepayment fee amount.
As more fully described in the Credit Agreement, the financial covenant described below is included in the Credit Agreement:
•Consolidated Leverage Ratio (the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA) may not be greater than the following as of the end of any fiscal quarter:
◦April 1, 2024 through and including March 31, 2025: 4.50 to 1.00
◦April 1, 2025 and thereafter: 4.25 to 1.00

The indebtedness under the Credit Agreement is unsecured and is not guaranteed by any subsidiary of TDS. The Credit Agreement includes representations and warranties, covenants, events of default and other terms and conditions that are substantially similar to TDS' existing term loan and revolving credit agreements or otherwise customary for similar unsecured credit facilities.
The Credit Agreement requires TDS to make prepayments of the outstanding indebtedness thereunder to the extent of the net cash proceeds from the receipt of cash dividends or distributions in excess of $1,000,000,000 resulting from any disposition by United States Cellular Corporation or any of United States Cellular Corporation’s subsidiaries, subject to certain limitations and exceptions.
Upon the occurrence and during the continuance of an event of default under the Credit Agreement, including upon the occurrence of a Change of Control, as such term is defined in the Credit Agreement, of TDS, the required lenders and the Administrative Agent may require all borrowings outstanding under the Credit Agreement to be repaid.
Quarterly principal payments of the outstanding borrowings on the Initial Loan amount multiplied by 0.25% are required beginning in September 2024. Commencing with the first full fiscal quarter following the initial borrowing of the delayed draw amount, quarterly principal payments of the outstanding borrowings on the delayed draw multiplied by 0.25% will be required. The maturity date of the Credit Agreement is May 1, 2029.
The foregoing brief description does not purport to be complete and is qualified in its entirety by reference to the copy of the Credit Agreement attached hereto as Exhibit 4.1, which is incorporated herein by reference.
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, none of TDS’ directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents

Exhibit 4.1	Credit Agreement among TDS, Oaktree Fund Administration, LLC, as administrative agent, and the other lenders thereto, dated as of May 1, 2024.

Exhibit 10.1
United States Cellular Corporation 2024 Officer Annual Incentive Plan effective January 1, 2024, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 14, 2024.

Exhibit 10.2
Form of UScellular 2022 Long-Term Incentive Plan 2024 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2024.

Exhibit 10.3
Form of UScellular 2022 Long-Term Incentive Plan 2024 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.3 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2024.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	28	-	32
		Notes to Consolidated Financial Statements	34	-	43

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4.	Controls and Procedures	45

Part II.	Other Information

	Item 1.	Legal Proceedings	45

	Item1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

	Item 5.	Other Information	46

	Item 6.	Exhibits	47

Signatures			49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 3, 2024	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	May 3, 2024	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)