Form 10-Q
period 2024-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2024-08-02
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2024, is 106 million Common Shares, $.01 par value, and 7 million Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2024

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and six months ended June 30, 2024, to the three and six months ended June 30, 2023. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2023. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
General
TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide as of June 30, 2024. TDS provides wireless services through its 82%-owned subsidiary, United States Cellular Corporation (UScellular). TDS also provides broadband, video and voice services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS operates entirely in the United States.
During the second quarter of 2024, TDS and UScellular modified their reporting structure due to the planned disposal of the UScellular wireless operations and, as a result, disaggregated the UScellular operations into two reportable segments - Wireless and Towers. This presentation reflects how TDS' and UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. Prior periods have been updated to conform to the new reportable segments. See Note 12 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.

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
TDS’ historical long-term strategy has been to re-invest the majority of its operating capital in its businesses to strengthen their competitive positions and financial performance, while also returning value to TDS shareholders primarily through the payment of a regular quarterly cash dividend. In the second quarter of 2024, TDS reset its approach to capital allocation and declared dividends at approximately 20% of the previous level for TDS Common and Series A shares. This shift in approach is expected to free up additional capital that can be used to support TDS' fiber program, among other purposes.
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
▪UScellular seeks to grow revenue in its Towers segment primarily through increasing third-party colocations on existing towers through providing unique tower locations, attractive terms and streamlined implementation to third-party wireless operators.
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
Announced Transaction and Strategic Alternatives Review
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustment as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The transaction is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

The strategic alternatives review process is ongoing as UScellular seeks to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement. During the three and six months ended June 30, 2024, TDS incurred third-party expenses of $21 million and $33 million, respectively, related to the strategic alternatives review.

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
▪Colocations – represents instances where a third-party wireless carrier rents or leases space on a company-owned tower.
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
▪Tower Tenancy Rate – average number of tenants that lease space on company-owned towers, measured on a per-tower basis.
▪Universal Service Fund (USF) – a system of telecommunications collected fees and support payments managed by the Federal Communications Commission (FCC) intended to promote universal access to telecommunications services in the United States.
▪Video Connections – represents the individual customers provided video services.
▪Voice Connections – refers to the individual circuits connecting a customer to TDS' central office facilities that provide voice services or the billable number of lines into a building for voice services.

Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the three and six months ended June 30, 2024, to the three and six months ended June 30, 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Operating revenues
UScellular	$927	$957	(3)%	$1,877	$1,942	(3)%
TDS Telecom	267	257	4%	534	510	5%
All other[1]	44	53	(19)%	89	118	(24)%
Total operating revenues	1,238	1,267	(2)%	2,500	2,570	(3)%
Operating expenses
UScellular	891	923	(3)%	1,789	1,881	(5)%
TDS Telecom	248	251	(1)%	488	496	(1)%
All other[1]	60	60	(2)%	117	131	(11)%
Total operating expenses	1,199	1,234	(3)%	2,394	2,508	(5)%
Operating income (loss)
UScellular	36	34	6%	88	61	44%
TDS Telecom	19	7	N/M	46	15	N/M
All other[1]	(16)	(8)	N/M	(28)	(14)	N/M
Total operating income	39	33	17%	106	62	72%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	39	38	3%	82	82	—
Interest and dividend income	7	6	28%	12	11	13%
Interest expense	(73)	(62)	(18)%	(131)	(116)	(14)%
Other, net	1	—	N/M	2	1	N/M
Total investment and other expense	(26)	(18)	(42)%	(35)	(22)	(62)%

Income before income taxes	13	15	(13)%	71	40	77%
Income tax expense	6	15	(57)%	26	28	(8)%

Net income	7	—	N/M	45	12	N/M
Less: Net income attributable to noncontrolling interests, net of tax	4	2	N/M	13	6	N/M
Net income attributable to TDS shareholders	3	(2)	N/M	32	6	N/M
TDS Preferred Share dividends	17	17	—	35	35	—
Net income (loss) attributable to TDS common shareholders	$(14)	$(19)	24%	$(3)	$(29)	91%

Adjusted OIBDA (Non-GAAP)[2]	$310	$263	18%	$629	$534	18%
Adjusted EBITDA (Non-GAAP)[2]	$357	$307	17%	$725	$628	15%
Capital expenditures[3]	$244	$278	(12)%	$464	$621	(25)%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $17 million and $18 million for the three months ended June 30, 2024 and 2023, respectively and $33 million and $38 million for the six months ended June 30, 2024 and 2023, respectively. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased for the three and six months ended June 30, 2024 due primarily to an increase in borrowings under the TDS term loan agreements, partially offset by a decrease in the average principal balance outstanding on the receivables securitization agreement. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased for the three months ended June 30, 2024 due primarily to state valuation allowance adjustments recorded in the second quarter of 2023 that reduced the net value of deferred tax assets.
Income tax expense decreased for the six months ended June 30, 2024 due primarily to state valuation allowance adjustments recorded in the second quarter of 2023 that reduced the net value of deferred tax assets, partially offset by an increase in Income before income taxes.
TDS calculated income taxes for the three and six months ended June 30, 2024, based on an estimated year-to-date tax rate. The effective tax rates are expected to vary in subsequent interim periods in 2024 due primarily to fluctuations in Income before income taxes, as well as tax impacts of sales of businesses expected to close later in 2024.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)
UScellular noncontrolling public shareholders’	$3	$1	$6	$3
Noncontrolling shareholders’ or partners’	1	1	7	3
Net income attributable to noncontrolling interests, net of tax	$4	$2	$13	$6
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

$800
$700
$600
$500
$400
$300
$200
$100
$0
$—
$307
$7
$357
$12
$628
$45
$725
Q2 2023
Q2 2024
YTD 2023
YTD 2024
Net income
Adjusted EBITDA*

Three Months Ended
Net income increased due primarily to lower operating and income tax expenses, partially offset by lower operating revenues and higher interest expense. Adjusted EBITDA increased due primarily to lower operating expenses, partially offset by lower operating revenues.
Six Months Ended
Net income increased due primarily to lower operating expenses, partially offset by lower operating revenues and higher interest expense. Adjusted EBITDA increased due primarily to lower operating expenses, partially offset by lower operating revenues.
*Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

UScellular OPERATIONS
Business Overview
UScellular provides wireless service throughout its footprint, and leases tower space to third-party carriers on UScellular-owned towers. UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus. UScellular is an 82%-owned subsidiary of TDS.

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.5 million retail connections including approximately 4.0 million postpaid and 0.4 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,300 associates
▪Owns 4,388 towers
▪Operates 6,990 cell sites in service

Financial Overview — UScellular
The following discussion and analysis compares financial results for the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Operating Revenues
Wireless	$902	$932	(3)%	$1,826	$1,892	(3)%
Towers	58	57	3%	116	113	3%
Intra-company eliminations	(33)	(32)	(4)%	(65)	(63)	(3)%
Total operating revenues	927	957	(3)%	1,877	1,942	(3)%

Operating expenses
Wireless	885	916	(3)%	1,779	1,868	(5)%
Towers	39	39	1%	75	76	(1)%
Intra-company eliminations	(33)	(32)	(4)%	(65)	(63)	(3)%
Total operating expenses	891	923	(3)%	1,789	1,881	(5)%

Operating income	$36	$34	6%	$88	$61	44%

Net income	$18	$5	N/M	$42	$20	N/M
Adjusted OIBDA (Non-GAAP)[1]	$227	$198	14%	$456	$404	13%
Adjusted EBITDA (Non-GAAP)[1]	$268	$239	13%	$542	$491	10%
Capital expenditures[2]	$165	$143	15%	$295	$351	(16)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Wireless Operations

As of June 30,	2024	2023
Retail Connections – End of Period
Postpaid	4,027,000	4,194,000
Prepaid	439,000	462,000
Total	4,466,000	4,656,000

	Q2 2024	Q2 2023	Q2 2024 vs. Q2 2023	YTD 2024	YTD 2023	YTD 2024 vs. YTD 2023
Postpaid Activity and Churn
Gross Additions
Handsets	73,000	83,000	(12)%	136,000	176,000	(23)%
Connected Devices	44,000	42,000	5%	87,000	85,000	2%
Total Gross Additions	117,000	125,000	(6)%	223,000	261,000	(15)%
Net Additions (Losses)
Handsets	(29,000)	(29,000)	—	(76,000)	(54,000)	(41)%
Connected Devices	5,000	1,000	N/M	9,000	1,000	N/M
Total Net Additions (Losses)	(24,000)	(28,000)	14%	(67,000)	(53,000)	(26)%
Churn
Handsets	0.97%	1.01%		1.00%	1.03%
Connected Devices	2.47%	2.65%		2.50%	2.72%
Total Churn	1.16%	1.21%		1.19%	1.24%
N/M - Percentage change not meaningful
Total postpaid handset net losses were flat for the three months ended June 30, 2024, when compared to the same period last year due to lower gross additions as a result of a decrease in the pool of available customers and continued aggressive industry-wide competition. This was offset by lower defections as a result of improvements in churn.
Total postpaid handset net losses increased for the six months ended June 30, 2024 when compared to the same period last year due to lower gross additions as a result of a decrease in the pool of available customers and continued aggressive industry-wide competition.
Total postpaid connected device net additions increased for the three and six months ended June 30, 2024, when compared to the same period last year due to higher demand for fixed wireless home internet as well as a decrease in tablet, hotspot and home phone defections as a result of improvements in churn.
Postpaid Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Average Revenue Per User (ARPU)	$51.45	$50.64	2%	$51.69	$50.64	2%
Average Revenue Per Account (ARPA)	$130.41	$130.19	—	$131.18	$130.49	1%
Postpaid ARPU increased for the three and six months ended June 30, 2024, when compared to the same period last year, due to favorable plan and product offering mix and an increase in cost recovery surcharges.
Postpaid ARPA increased slightly for the three and six months ended June 30, 2024, when compared to the same period last year, due to the impacts to Postpaid ARPU, partially offset by a decrease in the number of connections per account.

Financial Overview — Wireless
The following discussion and analysis compares financial results for the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Retail service	$666	$686	(3)%	$1,344	$1,378	(2)%
Other	52	49	7%	102	99	3%
Service revenues	718	735	(2)%	1,446	1,477	(2)%
Equipment sales	184	197	(6)%	380	415	(9)%
Total operating revenues	902	932	(3)%	1,826	1,892	(3)%

System operations (excluding Depreciation, amortization and accretion reported below)	194	203	(4)%	390	398	(2)%
Cost of equipment sold	211	228	(7)%	427	480	(11)%
Selling, general and administrative	313	333	(6)%	637	670	(5)%
Depreciation, amortization and accretion	154	149	3%	308	307	—
(Gain) loss on asset disposals, net	5	3	40%	10	13	(23)%
(Gain) loss on license sales and exchanges, net	8	—	N/M	7	—	N/M
Total operating expenses	885	916	(3)%	1,779	1,868	(5)%

Operating income	$17	$16	5%	$47	$24	97%

Adjusted OIBDA (Non-GAAP)[1]	$196	$168	16%	$392	$344	14%
Adjusted EBITDA (Non-GAAP)[1]	$196	$168	16%	$392	$344	14%
Capital expenditures[2]	$160	$140	13%	$286	$346	(17)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2024 and 2023
(Dollars in millions)
Operating Revenues
Six Months Ended June 30, 2024 and 2023
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three and six months ended June 30, 2024, primarily as result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Equipment sales revenues decreased for the three and six months ended June 30, 2024, due primarily to a decline in smartphone devices sold due to lower upgrade and gross additions, partially offset by a higher average price of new smartphone sales.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable wireless companies. UScellular expects promotional aggressiveness by traditional carriers and pricing pressures from cable wireless companies to continue into the foreseeable future. Operating revenues and Operating income have been negatively impacted in current and prior periods, and are expected to be negatively impacted in future periods.

Total operating expenses
Total operating expenses for the six months ended June 30, 2023 include $9 million of severance and related expenses associated with a reduction in workforce that was recorded in the first quarter of 2023. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
System operations expenses
System operations expenses decreased for the three and six months ended June 30, 2024, due primarily to decreases in customer usage and maintenance, utilities, and cell site expenses, partially offset by an increase in roaming expense primarily driven by an increase in outbound roaming usage.
Cost of equipment sold
Cost of equipment sold decreased for the three and six months ended June 30, 2024, due primarily to a decline in smartphone upgrades and gross additions, partially offset by a higher average cost per unit sold.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three and six months ended June 30, 2024, due to decreases in various general and administrative expenses, sales related expenses and bad debts expense, partially offset by an increase related to the strategic alternatives review expenses of $12 million and $20 million, respectively.

Towers Operations

As of June 30,	2024	2023	2024 vs. 2023
Owned towers	4,388	4,341	1%
Number of colocations	2,392	2,458	(3)%
Tower tenancy rate	1.55	1.57	(1)%
Number of colocations
Number of colocations decreased for the period ended June 30, 2024 when compared to the same period last year due to an increase in terminations, partially offset by new tenant and equipment change executions.

Financial Overview — Towers
The following discussion and analysis compares financial results for the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Third-party revenues	$25	$25	1%	$51	$50	2%
Intra-company revenues	33	32	4%	65	63	3%
Total tower revenues	58	57	3%	116	113	3%

System operations (excluding Depreciation, amortization and accretion reported below)	19	19	(1)%	37	37	1%
Selling, general and administrative	9	8	8%	16	16	(3)%
Depreciation, amortization and accretion	11	12	(5)%	21	23	(5)%
(Gain) loss on asset disposals, net	—	—	N/M	1	—	N/M
Total operating expenses	39	39	1%	75	76	(1)%

Operating income	$19	$18	7%	$41	$37	10%

Adjusted OIBDA (Non-GAAP)[1]	$31	$30	6%	$64	$60	7%
Adjusted EBITDA (Non-GAAP)[1]	$31	$30	6%	$64	$60	7%
Capital expenditures	$5	$3	N/M	$9	$5	89%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
Key components of changes in the statement of operations line items were as follows:
Intra-company revenues
Intra-company revenues increased for the three and six months ended June 30, 2024, primarily as a result of an increase in the intra-company rate charged by Towers to Wireless.
Upon closing of the transaction to dispose of the wireless operations and select spectrum assets to T-Mobile, UScellular expects an increase in Third-party revenues that will be recognized under the Master License Agreement that will go into effect under the Securities Purchase Agreement. However, at such time Intra-company revenues would cease, resulting in significantly lower Total tower revenues in periods following the close.

Total operating expenses
Total operating expenses were relatively flat for the three and six months ended June 30, 2024.
Upon closing of the transaction to dispose of the wireless operations and select spectrum assets to T-Mobile, UScellular expects expenses may be incurred to effect the separation including costs to decommission certain towers and record remaining ground lease obligations on such decommissioned towers. These factors and other uncertainties in how the ongoing tower operations will be supported in the long-term may significantly impact operating expenses recorded in periods following the close.

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

Operational Overview — TDS Telecom
Total Service Address Mix
As of June 30,

TDS Telecom increased its service addresses 10% from a year ago to 1.7 million as of June 30, 2024 through network expansion.
TDS Telecom offers 1Gig+ service to 73% of its total footprint as of June 30, 2024, compared to 68% a year ago.

As of June 30,	2024	2023	2024 vs. 2023
Residential connections
Broadband
Incumbent	243,700	249,200	(2)%
Expansion	107,800	70,200	53%
Cable	198,500	204,200	(3)%
Total Broadband	550,000	523,600	5%
Video	124,800	132,300	(6)%
Voice	275,600	288,200	(4)%
Total Residential Connections	950,400	944,100	1%
Commercial connections	201,500	223,300	(10)%
Total connections	1,152,000	1,167,400	(1)%
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connections declines, partially offset by broadband connection growth.
Many of TDS Telecom's residential customers take advantage of bundling options as 53% of customers subscribe to more than one service.

Residential Broadband Connections by Speed
As of June 30,
Residential broadband customers continue to choose higher speeds with 79% taking speeds of 100 Mbps or greater and 19% choosing 1Gig+.

Residential Revenue per Connection

Total residential revenue per connection increased 5% for the three months ended June 30, 2024, and 6% for the six months ended June 30, 2024 due primarily to price increases.

Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the three and six months ended June 30, 2024, to the three and six months ended June 30, 2023.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Residential
Incumbent	$90	$89	1%	$180	$175	3%
Expansion	28	18	60%	54	33	65%
Cable	69	68	1%	138	136	2%
Total residential	186	175	7%	372	344	8%
Commercial	37	39	(6)%	74	80	(8)%
Wholesale	44	43	2%	88	86	2%
Total service revenues	267	257	4%	534	510	5%
Equipment revenues	—	—	19%	—	—	(12)%
Total operating revenues	267	257	4%	534	510	5%

Cost of services (excluding Depreciation, amortization and accretion reported below)	98	108	(9)%	196	212	(8)%
Cost of equipment and products	—	—	(28)%	—	—	(7)%
Selling, general and administrative	80	81	(2)%	155	162	(4)%
Depreciation, amortization and accretion	67	60	11%	131	119	10%
(Gain) loss on asset disposals, net	4	2	N/M	6	3	N/M
Total operating expenses	248	251	(1)%	488	496	(1)%

Operating income	$19	$7	N/M	$46	$15	N/M

Net income	$18	$7	N/M	$42	$15	N/M
Adjusted OIBDA (Non-GAAP)[1]	$89	$68	31%	$183	$136	34%
Adjusted EBITDA (Non-GAAP)[1]	$91	$70	32%	$187	$139	35%
Capital expenditures[2]	$78	$132	(41)%	$164	$262	(37)%
N/M - Percentage change not meaningful
Numbers may not foot due to rounding.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2024 and 2023
(Dollars in millions)
Operating Revenues
Six Months Ended June 30, 2024 and 2023
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three and six months ended June 30, 2024, due primarily to price increases and growth in broadband connections, partially offset by a decline in video and voice connections.
Commercial revenues decreased for the three and six months ended June 30, 2024, due primarily to declining connections in CLEC markets.
Cost of services
Cost of services decreased for the three and six months ended June 30, 2024, due primarily to a decrease in employee-related expenses and lower plant and maintenance costs, partially offset by higher video programming costs.
Selling, general and administrative
Selling, general and administrative expenses decreased for the three and six months ended June 30, 2024, due primarily to a decrease in employee-related expenses and lower advertising and marketing costs.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three and six months ended June 30, 2024, due primarily to capital expenditures on new fiber assets.

Liquidity and Capital Resources
Sources of Liquidity
TDS and its subsidiaries operate capital-intensive businesses. In the past, TDS’ existing cash and investment balances, funds available under its financing agreements, preferred share offerings, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets, pay dividends and to fund acquisitions. There is no assurance that this will be the case in the future. TDS has incurred negative free cash flow at times in past periods, and this could occur in future periods.
TDS believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its day-to-day operating needs and debt service requirements. In addition, TDS retains the ability, as described below, to reduce its capital and operating expenditures at TDS Telecom to lower its funding needs.
TDS may require substantial additional funding for, among other uses, capital expenditures, making additional investments including new technologies, fiber deployments and E-ACAM builds, acquisitions of providers of telecommunications services, agreements to purchase goods or services, leases, repurchases of shares, or payment of dividends. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, issue equity securities, or to divest assets in order to fund potential expenditures. TDS' liquidity would be adversely affected if it is unable to obtain short or long-term financing on acceptable terms.
TDS will continue to monitor the rapidly changing business and market conditions and is taking and intends to take appropriate actions, as necessary, to meet its liquidity needs. Specifically, TDS Telecom has elected to divest of certain non-strategic assets as well as slow the pace of its fiber deployment and reduce or defer planned capital expenditures as a means to lower its funding needs. It is possible that TDS Telecom will be required, if it is unable to access capital on acceptable terms, to substantially reduce its plans for fiber deployment, in both the short and long-term.
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

In addition to Cash and cash equivalents, TDS and UScellular had available undrawn borrowing capacity from the following debt facilities at June 30, 2024. See the Financing section below for further details.

	TDS	UScellular
(Dollars in millions)
Revolving Credit Agreement	$399	$300
Term Loan Agreements	75	—
Receivables Securitization Agreement	—	448
Total available undrawn borrowing capacity	$474	$748
Financing
Revolving Credit Agreements
TDS has a revolving credit agreement with maximum borrowing capacity of $400 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the six months ended June 30, 2024, TDS borrowed $100 million and repaid $200 million under the agreement. As of June 30, 2024, there were no outstanding borrowings and the unused borrowing capacity was $399 million.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. During the six months ended June 30, 2024, UScellular borrowed $40 million and repaid $188 million under the agreement. As of June 30, 2024, the outstanding borrowings under the agreement were $2 million and the unused borrowing capacity was $448 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
Term Loan Agreement
In May 2024, TDS entered into a $375 million unsecured term loan credit agreement. At closing, $300 million was drawn, less original issue discount, and the remaining $75 million may be drawn until November 2025. The maturity date of the agreement is May 2029.
Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and UScellular are required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe that they were in compliance as of June 30, 2024 with all such financial covenants.
The term loan agreement entered into in May 2024 requires TDS to comply with certain affirmative and negative covenants, which includes a financial covenant that may restrict the borrowing capacity available. TDS is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.50 to 1.00 from April 1, 2024 through March 31, 2025; 4.25 to 1.00 from April 1, 2025 and thereafter. TDS believes that it was in compliance as of June 30, 2024 with such financial covenant.
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
Credit Ratings
Following the execution of the Securities Purchase Agreement in May 2024, Moody’s placed TDS and UScellular's issuer credit ratings on a review for downgrade. There was no change to the Ba1 rating issued by Moody’s in October 2023. At the same time, Fitch Ratings placed TDS and UScellular’s issuer credit ratings on rating watch negative. There was no change to the BB+ rating issued by Fitch Ratings in October 2023. There was no change to the Standard & Poor’s credit ratings or outlook.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2024 and 2023, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the six months ended June 30, 2024 and 2023, were $295 million and $351 million, respectively.
Capital expenditures for the full year 2024 are expected to be between $550 million and $650 million. These expenditures are expected to be used principally for the following purposes:
▪Enhance and maintain UScellular's network capacity and coverage, including continued deployment of 5G with a focus on network deployment that uses mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the six months ended June 30, 2024 and 2023, were $164 million and $262 million, respectively.
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
Acquisitions and Divestitures
TDS may be engaged in negotiations (subject to all applicable regulations) relating to the acquisition and divestiture of companies, properties, assets and other possible businesses. In general, TDS does not disclose such transactions until there is a definitive agreement.
See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to divestitures.
The strategic alternatives review process is ongoing as UScellular seeks to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement.
Other Obligations
TDS will require capital for future spending on existing contractual obligations, including long-term debt obligations; preferred stock dividend obligations; lease commitments; commitments for device purchases, network facilities and transport services; agreements for software licensing; long-term marketing programs; and other agreements to purchase goods or services. TDS has taken and expects to continue to take steps to reduce and defer capital expenditures to lower its funding needs. Refer to Liquidity and Capital Resources within this MD&A for additional information.

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

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and properties and to construct and upgrade communications networks and facilities with a goal of creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, TDS may need to delay or reduce certain investments, dividend payments or sell assets. Refer to Liquidity and Capital Resources within this MD&A and Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS' cash flow activities for the six months ended June 30, 2024 and 2023.
2024 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $76 million. Net cash provided by operating activities was $626 million due to net income of $45 million adjusted for non-cash items of $509 million, distributions received from unconsolidated entities of $80 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which decreased net cash by $8 million. The working capital changes were primarily driven by payment of associate bonuses and timing of vendor payments, partially offset by reduced inventory balances.
Cash flows used for investing activities were $465 million, due primarily to payments for property, plant and equipment of $451 million.
Cash flows used for financing activities were $85 million, due primarily to $300 million borrowed under TDS term loan agreements, $100 million borrowed under the TDS revolving credit agreement and a $40 million borrowing under the UScellular receivables securitization agreement. These were partially offset by $200 million in repayments on the TDS revolving credit agreement, $188 million in repayments on the UScellular receivables securitization agreement, the payment of $61 million in dividends and cash paid for software license agreements of $21 million.
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
Cash flows provided by financing activities were $9 million, due primarily to $115 million borrowed under the UScellular receivables securitization agreement, $175 million borrowed under the TDS revolving credit agreement, and $100 million borrowed under the TDS export credit agreement. These were mostly offset by a $150 million repayment on the UScellular receivables securitization agreement, a $60 million repayment on the UScellular EIP receivables repurchase agreement, a $50 million repayment on the TDS revolving credit agreement, the payment of $76 million in dividends and cash paid for software license agreements of $20 million.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2024 were as follows:
Inventory, net
Inventory, net decreased $60 million due primarily to the sell through of inventory on hand which was elevated at the end of 2023 to support holiday promotions and ensure adequate device supply.
Assets held for sale
Assets held for sale increased $105 million due primarily to the expected sale of OneNeck IT Solutions LLC and OneNeck Data Center Holdings LLC. See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information.
Accrued compensation
Accrued compensation decreased $55 million due primarily to associate bonus payments in March 2024.
Liabilities held for sale
Liabilities held for sale increased $34 million due primarily to the expected sale of OneNeck IT Solutions LLC and OneNeck Data Center Holdings LLC. See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of UScellular, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and/or Operating income. Income and expense items below Operating income are not provided at the individual segment level for UScellular Wireless and UScellular Towers; therefore, the reconciliations begin with EBITDA and the most directly comparable GAAP measure is Operating income rather than Net income at the segment level.

	Three Months Ended June 30,		Six Months Ended June 30,
TDS - CONSOLIDATED	2024	2023	2024	2023
(Dollars in millions)
Net income (GAAP)	$7	$—	$45	$12
Add back:
Income tax expense	6	15	26	28
Interest expense	73	62	131	116
Depreciation, amortization and accretion	233	225	467	456
EBITDA (Non-GAAP)	319	302	669	612
Add back or deduct:
Expenses related to strategic alternatives review	21	—	33	—
(Gain) loss on asset disposals, net	9	5	16	16
(Gain) loss on license sales and exchanges, net	8	—	7	—
Adjusted EBITDA (Non-GAAP)	357	307	725	628
Deduct:
Equity in earnings of unconsolidated entities	39	38	82	82
Interest and dividend income	7	6	12	11
Other, net	1	—	2	1
Adjusted OIBDA (Non-GAAP)	310	263	629	534
Deduct:
Depreciation, amortization and accretion	233	225	467	456
Expenses related to strategic alternatives review	21	—	33	—
(Gain) loss on asset disposals, net	9	5	16	16
(Gain) loss on license sales and exchanges, net	8	—	7	—
Operating income (GAAP)	$39	$33	$106	$62

	Three Months Ended June 30,		Six Months Ended June 30,
UScellular	2024	2023	2024	2023
(Dollars in millions)
Net income (GAAP)	$18	$5	$42	$20
Add back:
Income tax expense	14	19	41	29
Interest expense	45	51	91	99
Depreciation, amortization and accretion	165	161	329	330
EBITDA (Non-GAAP)	242	236	503	478
Add back or deduct:
Expenses related to strategic alternatives review	13	—	21	—
(Gain) loss on asset disposals, net	5	3	11	13
(Gain) loss on license sales and exchanges, net	8	—	7	—
Adjusted EBITDA (Non-GAAP)	268	239	542	491
Deduct:
Equity in earnings of unconsolidated entities	38	38	80	82
Interest and dividend income	3	3	6	5
Adjusted OIBDA (Non-GAAP)	227	198	456	404
Deduct:
Depreciation, amortization and accretion	165	161	329	330
Expenses related to strategic alternatives review	13	—	21	—
(Gain) loss on asset disposals, net	5	3	11	13
(Gain) loss on license sales and exchanges, net	8	—	7	—
Operating income (GAAP)	$36	$34	$88	$61

	Three Months Ended June 30,		Six Months Ended June 30,
UScellular Wireless	2024	2023	2024	2023
(Dollars in millions)
EBITDA (Non-GAAP)	$171	$165	$355	$331
Add back or deduct:
Expenses related to strategic alternatives review	12	—	20	—
(Gain) loss on asset disposals, net	5	3	10	13
(Gain) loss on license sales and exchanges, net	8	—	7	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	196	168	392	344
Deduct:
Depreciation, amortization and accretion	154	149	308	307
Expenses related to strategic alternatives review	12	—	20	—
(Gain) loss on asset disposals, net	5	3	10	13
(Gain) loss on license sales and exchanges, net	8	—	7	—
Operating income (GAAP)	$17	$16	$47	$24

	Three Months Ended June 30,		Six Months Ended June 30,
UScellular Towers	2024	2023	2024	2023
(Dollars in millions)
EBITDA (Non-GAAP)	$30	$30	$62	$60
Add back or deduct:
Expenses related to strategic alternatives review	1	—	1	—
(Gain) loss on asset disposals	—	—	1	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	31	30	64	60
Deduct:
Depreciation, amortization and accretion	11	12	21	23
Expenses related to strategic alternatives review	1	—	1	—
(Gain) loss on asset disposals, net	—	—	1	—
Operating income (GAAP)	$19	$18	$41	$37

	Three Months Ended June 30,		Six Months Ended June 30,
TDS TELECOM	2024	2023	2024	2023
(Dollars in millions)
Net income (GAAP)	$18	$7	$42	$15
Add back:
Income tax expense	3	3	10	5
Interest expense	—	(2)	(2)	(4)
Depreciation, amortization and accretion	67	60	131	119
EBITDA (Non-GAAP)	88	68	181	136
Add back or deduct:
(Gain) loss on asset disposals, net	4	2	6	3
Adjusted EBITDA (Non-GAAP)	91	70	187	139
Deduct:
Interest and dividend income	1	1	2	2
Other, net	1	—	2	1
Adjusted OIBDA (Non-GAAP)	89	68	183	136
Deduct:
Depreciation, amortization and accretion	67	60	131	119
(Gain) loss on asset disposals, net	4	2	6	3
Operating income (GAAP)	$19	$7	$46	$15
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

	Six Months Ended June 30,
	2024	2023
(Dollars in millions)
Cash flows from operating activities (GAAP)	$626	$514
Cash paid for additions to property, plant and equipment	(451)	(629)
Cash paid for software license agreements	(21)	(20)
Free cash flow (Non-GAAP)	$154	$(135)

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
Announced Transaction and Strategic Alternatives Review Risk Factors
▪TDS and UScellular entered into a Securities Purchase Agreement dated as of May 24, 2024 with T-Mobile US, Inc. and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. There is no guarantee that the transactions contemplated by the Securities Purchase Agreement will be able to be consummated or that UScellular will be able to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement.
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
▪TDS receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on TDS’ business, financial condition or results of operations.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2023, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2023, may not be the only risks that could affect TDS. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing and other than the risk factors set forth below, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2023.
TDS and UScellular entered into a Securities Purchase Agreement dated as of May 24, 2024 with T-Mobile US, Inc. and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. There is no guarantee that the transactions contemplated by the Securities Purchase Agreement will be able to be consummated or that UScellular will be able to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. As part of this review, on May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of the Securities Purchase Agreement pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile (the Transactions). The Transactions are expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
The Transactions may not be completed on the terms or timeline currently contemplated, or at all, as UScellular may be unable to satisfy the conditions or obtain the approvals required to consummate the Transactions. In addition, UScellular may be unable to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement.
The uncertainty regarding the Transactions and continued strategic alternatives review process could result in: a diversion of management's attention from UScellular's existing business; a failure to achieve financial and operating objectives; adverse effects on UScellular's financial condition or results of operations; a failure to retain key personnel, customers, business partners or contracts; and volatility in TDS' and UScellular's stock price.
In addition, the strategic alternatives review process has already resulted in the incurrence of significant expense - this is expected to continue. The execution of the Securities Purchase Agreement impacted UScellular's units of accounting and asset groups for purposes of assessing wireless spectrum licenses and property, plant and equipment for impairment, but did not require an impairment assessment to be performed. There may be future events that could require an impairment assessment to be performed which may result in an impairment. There can be no assurance that such comprehensive process, which is ongoing, will result in the Transactions or any strategic alternative of any kind being successfully completed or that the process or any outcomes of the process will not have an adverse impact on UScellular's business or financial statements.
TDS receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on TDS’ business, financial condition or results of operations.
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high-cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high-cost support for service to high-cost areas in 2023. While there is uncertainty, UScellular expects that regulatory support payments will likely decline in future periods, and there is no assurance that UScellular will qualify for future regulatory support programs. TDS Telecom also received support under the Connect America Fund support program. The ACAM and E-ACAM programs have build-out requirements that may not be met, which would result in penalties, loss of support and/or deferral of future revenues. In 2023, TDS Telecom received $110 million under all federal regulatory support programs. There is no assurance that regulatory support payments will continue for TDS Telecom, and no assurance that TDS Telecom will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on TDS’ business, financial condition or operating results and cash flows. Adding to this uncertainty are a series of court cases challenging the constitutionality of the universal service fund program that establishes and administers these regulatory support payments. On July 24, 2024, differing from earlier decisions at the Sixth and Eleventh Circuits, the U.S. Court of Appeals for the Fifth Circuit sitting in en banc review ruled that the universal service fund program is unconstitutional as currently administered, and remanded the case to the FCC. Parties may seek review of the Fifth Circuit decision in the Supreme Court and congressional action reforming the universal service funding program is also possible. This ruling may have significant adverse effects on the funding that each of UScellular and TDS Telecom receives from programs like high-cost support and E-ACAM. Additionally, the decision may have significant adverse effects on federal government supported programs that many of UScellular’s and TDS Telecom’s customers benefit from.

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including USF fees and common carrier regulatory fees. The division of services between interstate services and intrastate services, including the divisions associated with Federal USF fees, is a matter of interpretation and in the future may be contested by the FCC or state authorities. The FCC in the future also may change the basis on which Federal USF fees are charged. The Federal government and many states also apply transaction-based taxes to sales of telecommunications services and products and to purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on telecommunications services. The applicability of these surcharges and fees to TDS’ services is uncertain in many cases and periodically, state and federal regulators may increase or change the surcharges and fees TDS currently pays. In some instances, TDS passes through these charges to its customers. However, Congress, the FCC, state regulatory agencies or state legislatures may limit the ability to pass through transaction-based tax liabilities, regulatory surcharges and regulatory fees imposed on TDS to customers. TDS may or may not be able to recover some or all of those taxes from its customers and the amount of taxes may deter demand for its services or increase its cost to provide service.

Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of June 30, 2024, approximately 50% of TDS' long-term debt was in fixed-rate senior notes and approximately 50% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at June 30, 2024.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2024	$14	7.7%
2025	29	7.7%
2026	579	7.2%
2027	322	6.8%
2028	485	7.5%
Thereafter	2,787	7.0%
Total	$4,216	7.1%
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
2Represents the weighted average stated interest rates at June 30, 2024, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2024.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,034	$1,041	$2,078	$2,084
Equipment and product sales	204	226	422	486
Total operating revenues	1,238	1,267	2,500	2,570

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	296	316	595	622
Cost of equipment and products	227	252	460	538
Selling, general and administrative	426	436	849	876
Depreciation, amortization and accretion	233	225	467	456
(Gain) loss on asset disposals, net	9	5	16	16
(Gain) loss on license sales and exchanges, net	8	—	7	—
Total operating expenses	1,199	1,234	2,394	2,508

Operating income	39	33	106	62

Investment and other income (expense)
Equity in earnings of unconsolidated entities	39	38	82	82
Interest and dividend income	7	6	12	11
Interest expense	(73)	(62)	(131)	(116)
Other, net	1	—	2	1
Total investment and other expense	(26)	(18)	(35)	(22)

Income before income taxes	13	15	71	40
Income tax expense	6	15	26	28
Net income	7	—	45	12
Less: Net income attributable to noncontrolling interests, net of tax	4	2	13	6
Net income (loss) attributable to TDS shareholders	3	(2)	32	6
TDS Preferred Share dividends	17	17	35	35
Net income (loss) attributable to TDS common shareholders	$(14)	$(19)	$(3)	$(29)

Basic weighted average shares outstanding	114	113	113	113
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.13)	$(0.17)	$(0.02)	$(0.25)

Diluted weighted average shares outstanding	114	113	113	113
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.13)	$(0.17)	$(0.03)	$(0.25)
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
(Dollars in millions)
Cash flows from operating activities
Net income	$45	$12
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	467	456
Bad debts expense	51	53
Stock-based compensation expense	29	14
Deferred income taxes, net	16	22
Equity in earnings of unconsolidated entities	(82)	(82)
Distributions from unconsolidated entities	80	78
(Gain) loss on asset disposals, net	16	16
(Gain) loss on license sales and exchanges, net	7	—
Other operating activities	5	4
Changes in assets and liabilities from operations
Accounts receivable	6	19
Equipment installment plans receivable	5	7
Inventory	54	52
Accounts payable	(14)	(124)
Customer deposits and deferred revenues	7	(9)
Accrued taxes	7	56
Accrued interest	5	(1)
Other assets and liabilities	(78)	(59)
Net cash provided by operating activities	626	514

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(451)	(629)
Cash paid for intangible assets	(15)	(8)
Other investing activities	1	8
Net cash used in investing activities	(465)	(629)

Cash flows from financing activities
Issuance of long-term debt	440	391
Repayment of long-term debt	(401)	(209)
Repayment of short-term debt	—	(60)
Tax payments for TDS stock-based compensation awards	(10)	(3)
Tax payments for UScellular stock-based compensation awards	(12)	(6)
Repurchase of TDS Common Shares	—	(6)
Dividends paid to TDS shareholders	(61)	(76)
Payment of debt issuance costs	(16)	—
Distributions to noncontrolling interests	(3)	(2)
Cash paid for software license agreements	(21)	(20)
Other financing activities	(1)	—
Net cash provided by (used in) financing activities	(85)	9

Net increase (decrease) in cash, cash equivalents and restricted cash	76	(106)

Cash, cash equivalents and restricted cash
Beginning of period	270	399
End of period	$346	$293
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2024	December 31, 2023
(Dollars in millions)
Current assets
Cash and cash equivalents	$322	$236
Accounts receivable
Customers and agents, less allowances of $66 and $70, respectively	951	992
Other, less allowances of $2 and $4, respectively	86	82
Inventory, net	148	208
Prepaid expenses	88	86
Income taxes receivable	4	4
Other current assets	42	52
Total current assets	1,641	1,660

Assets held for sale	120	15

Licenses	4,724	4,702

Other intangible assets, net of accumulated amortization of $116 and $106, respectively	173	183

Investments in unconsolidated entities	507	505

Property, plant and equipment
In service and under construction	14,224	15,612
Less: Accumulated depreciation and amortization	9,236	10,550
Property, plant and equipment, net	4,988	5,062

Operating lease right-of-use assets	966	987

Other assets and deferred charges	753	807

Total assets[1]	$13,872	$13,921
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2024	December 31, 2023
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$29	$26
Accounts payable	327	360
Customer deposits and deferred revenues	282	277
Accrued interest	17	12
Accrued taxes	43	43
Accrued compensation	94	149
Short-term operating lease liabilities	145	147
Other current liabilities	149	170
Total current liabilities	1,086	1,184

Liabilities held for sale	34	—

Deferred liabilities and credits
Deferred income tax liability, net	992	975
Long-term operating lease liabilities	873	890
Other deferred liabilities and credits	786	784

Long-term debt, net	4,103	4,080

Commitments and contingencies

Noncontrolling interests with redemption features	16	12

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 113 shares (7 Series A Common and 106 Common Shares)
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,542	2,558
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, 0.0444 shares outstanding (0.0168 Series UU and 0.0276 Series VV)	1,074	1,074
Treasury shares, at cost, 19 and 20 Common Shares, respectively	(437)	(465)
Accumulated other comprehensive income	11	11
Retained earnings	1,957	2,023
Total TDS shareholders' equity	5,148	5,202

Noncontrolling interests	834	794

Total equity	5,982	5,996

Total liabilities and equity[1]	$13,872	$13,921
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of June 30, 2024 and December 31, 2023, include assets held by consolidated variable interest entities (VIEs) of $1,057 million and $1,188 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of June 30, 2024 and December 31, 2023, include certain liabilities of consolidated VIEs of $23 million, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 10 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
March 31, 2024	$1	$2,570	$1,074	$(460)	$11	$2,008	$5,204	$800	$6,004
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	3	3	—	3
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	4	4
TDS Common and Series A Common share dividends ($0.040 per share)	—	—	—	—	—	(5)	(5)	—	(5)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Incentive and compensation plans	—	4	—	23	—	(32)	(5)	—	(5)
Adjust investment in subsidiaries for issuances and other compensation plans	—	(32)	—	—	—	—	(32)	31	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
June 30, 2024	$1	$2,542	$1,074	$(437)	$11	$1,957	$5,148	$834	$5,982

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
March 31, 2023	$1	$2,552	$1,074	$(474)	$5	$2,658	$5,816	$759	$6,575
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(2)	(2)	—	(2)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	2	2
TDS Common and Series A Common share dividends ($0.185 per share)	—	—	—	—	—	(21)	(21)	—	(21)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Repurchase of Common Shares	—	—	—	(3)	—	—	(3)	—	(3)
Dividend reinvestment plan	—	—	—	1	—	(1)	—	—	—
Incentive and compensation plans	—	4	—	10	—	(11)	3	—	3
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(24)	—	—	—	—	(24)	25	1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
June 30, 2023	$1	$2,532	$1,074	$(466)	$5	$2,606	$5,752	$785	$6,537

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2023	$1	$2,558	$1,074	$(465)	$11	$2,023	$5,202	$794	$5,996
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	32	32	—	32
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	8	8
TDS Common and Series A Common share dividends ($0.230 per share)	—	—	—	—	—	(26)	(26)	—	(26)
TDS Preferred share dividends ($828 per Series UU share and $750 per Series VV share)	—	—	—	—	—	(35)	(35)	—	(35)
Dividend reinvestment plan	—	—	—	1	—	—	1	—	1
Incentive and compensation plans	—	5	—	27	—	(37)	(5)	—	(5)
Adjust investment in subsidiaries for issuances and other compensation plans	—	(21)	—	—	—	—	(21)	34	13
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
June 30, 2024	$1	$2,542	$1,074	$(437)	$11	$1,957	$5,148	$834	$5,982

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2022	$1	$2,551	$1,074	$(481)	$5	$2,699	$5,849	$754	$6,603
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	6	6	—	6
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	6	6
TDS Common and Series A Common share dividends ($0.370 per share)	—	—	—	—	—	(42)	(42)	—	(42)
TDS Preferred share dividends ($828 per Series UU share and $750 per Series VV share)	—	—	—	—	—	(35)	(35)	—	(35)
Repurchase of Common Shares	—	—	—	(6)	—	—	(6)	—	(6)
Dividend reinvestment plan	—	—	—	2	—	—	2	—	2
Incentive and compensation plans	—	8	—	19	—	(22)	5	—	5
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(27)	—	—	—	—	(27)	27	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
June 30, 2023	$1	$2,532	$1,074	$(466)	$5	$2,606	$5,752	$785	$6,537

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
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2024, are UScellular Wireless, UScellular Towers and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 12 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of June 30, 2024 and December 31, 2023, its results of operations and changes in equity for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2024 and 2023, doesn't materially differ from net income. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2023.
Change in Reportable Segments
During the second quarter of 2024, TDS and UScellular modified their reporting structure due to the planned disposal of the UScellular wireless operations and, as a result, disaggregated the UScellular operations into two reportable segments - Wireless and Towers. This presentation reflects how TDS' and UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. Prior periods have been updated to conform to the new reportable segments. See Note 12 — Business Segment Information for additional information about TDS' segments.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $8 million and $11 million for the six months ended June 30, 2024 and 2023, respectively.
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

	June 30, 2024	December 31, 2023
(Dollars in millions)
Cash and cash equivalents	$322	$236
Restricted cash included in Other current assets	24	34
Cash, cash equivalents and restricted cash in the statement of cash flows	$346	$270

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Three Months Ended June 30, 2024	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$666	$—	$—	$666
Residential	—	186	—	186
Commercial	—	37	—	37
Wholesale	—	43	—	43
Other service	52	—	18	70
Service revenues from contracts with customers	718	266	18	1,002
Equipment and product sales	184	—	20	204
Total revenues from contracts with customers[1]	902	266	38	1,206
Operating lease income[1]	25	1	6	32
Total operating revenues	$927	$267	$44	$1,238

Three Months Ended June 30, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$686	$—	$—	$686
Residential	—	175	—	175
Commercial	—	39	—	39
Wholesale	—	42	—	42
Other service	49	—	18	67
Service revenues from contracts with customers	735	256	18	1,009
Equipment and product sales	197	—	29	226
Total revenues from contracts with customers[1]	932	256	47	1,235
Operating lease income[1]	25	1	6	32
Total operating revenues	$957	$257	$53	$1,267

Six Months Ended June 30, 2024	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,344	$—	$—	$1,344
Residential	—	372	—	372
Commercial	—	74	—	74
Wholesale	—	86	—	86
Other service	102	—	36	138
Service revenues from contracts with customers	1,446	532	36	2,014
Equipment and product sales	380	—	42	422
Total revenues from contracts with customers[1]	1,826	532	78	2,436
Operating lease income[1]	51	2	11	64
Total operating revenues	$1,877	$534	$89	$2,500

Six Months Ended June 30, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,378	$—	$—	$1,378
Residential	—	344	—	344
Commercial	—	80	—	80
Wholesale	—	84	—	84
Other service	99	—	37	136
Service revenues from contracts with customers	1,477	508	37	2,022
Equipment and product sales	415	—	71	486
Total revenues from contracts with customers[1]	1,892	508	108	2,508
Operating lease income[1]	50	2	10	62
Total operating revenues	$1,942	$510	$118	$2,570

Numbers may not foot due to rounding.
1UScellular's Total revenues from contracts with customers represents revenues related to the Wireless segment and Operating lease income represents revenues related to the Towers segment.
Contract Balances
The following table provides balances for contract assets from contracts with customers, which are recorded in Other current assets and Other assets and deferred charges in the Consolidated Balance Sheet, and contract liabilities from contracts with customers, which are recorded in Customer deposits and deferred revenues, Other deferred liabilities and credits and Liabilities held for sale in the Consolidated Balance Sheet.

	June 30, 2024	December 31, 2023
(Dollars in millions)
Contract assets	$11	$14
Contract liabilities	$379	$380
Revenue recognized related to contract liabilities existing at January 1, 2024 was $186 million for the six months ended June 30, 2024.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2024 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.
A significant portion of TDS Telecom's residential revenue is derived from customers who may generally cancel their subscriptions at any time without penalty. For these contracts, the amount of revenue related to unsatisfied performance obligations is not necessarily indicative of the future revenue to be recognized from TDS Telecom's existing customer base and therefore is excluded from these estimates.

Service Revenues
(Dollars in millions)
Remainder of 2024	$265
2025	194
Thereafter	136
Total	$595
Contract Cost Assets
TDS expects that commission fees paid as a result of obtaining contracts are recoverable, and therefore TDS defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. TDS also incurs fulfillment costs, such as installation costs, where there is an expectation that a future benefit will be realized. Deferred commission fees and fulfillment costs are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Contract cost asset balances, which are recorded in Other assets and deferred charges and Assets held for sale in the Consolidated Balance Sheet, were as follows:

	June 30, 2024	December 31, 2023
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$144	$143
Fulfillment costs
Installation costs	6	6
Total contract cost assets	$150	$149
Amortization of contract cost assets was $25 million and $50 million for the three and six months ended June 30, 2024, respectively, and $27 million and $55 million for the three and six months ended June 30, 2023, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of June 30, 2024 and December 31, 2023, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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
As of June 30, 2024 UScellular recorded a net written call option at fair value, which was considered Level 3 within the fair value hierarchy. See Note 7 — Divestitures for additional information.
TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	June 30, 2024		December 31, 2023
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt	2	$4,176	$3,977	$4,139	$3,651
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of Long-term debt was estimated using various methods, including quoted market prices and discounted cash flow analyses.
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
The following table summarizes equipment installment plan receivables.

	June 30, 2024	December 31, 2023
(Dollars in millions)
Equipment installment plan receivables, gross	$1,101	$1,151
Allowance for credit losses	(85)	(90)
Equipment installment plan receivables, net	$1,016	$1,061

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$578	$577
Other assets and deferred charges (Non-current portion)	438	484
Equipment installment plan receivables, net	$1,016	$1,061

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

	June 30, 2024					December 31, 2023
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$960	$65	$12	$5	$1,042	$977	$88	$16	$4	$1,085
Billed — current	39	3	1	—	43	35	5	2	1	43
Billed — past due	10	4	1	1	16	12	7	3	1	23
Total	$1,009	$72	$14	$6	$1,101	$1,024	$100	$21	$6	$1,151
The balance of the equipment installment plan receivables as of June 30, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	2024	Total
(Dollars in millions)
Lowest Risk	$3	$259	$462	$285	$1,009
Lower Risk	—	11	32	29	72
Slight Risk	—	1	6	7	14
Higher Risk	—	—	3	3	6
Total	$3	$271	$503	$324	$1,101
The write-offs, net of recoveries for the six months ended June 30, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	2024	Total
(Dollars in millions)
Write-offs, net of recoveries	$(1)	$13	$25	$1	$38
Activity for the six months ended June 30, 2024 and 2023, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2024	June 30, 2023
(Dollars in millions)
Allowance for credit losses, beginning of period	$90	$96
Bad debts expense	33	35
Write-offs, net of recoveries	(38)	(39)
Allowance for credit losses, end of period	$85	$92
Note 5 Income Taxes
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2024 was 49.0% and 36.6%, respectively. These effective tax rates reflect the impacts of recurring tax adjustments including nondeductible interest and compensation expenses.
The effective tax rate on Income before income taxes for the three and six months ended June 30, 2023 was 99.9% and 70.8%, respectively. These effective tax rates were higher than normal due primarily to the relatively low amount of Income before income taxes which increased the effective tax rate impact of recurring tax adjustments including nondeductible interest and compensation expenses, as well as discrete increases in state valuation allowances which reduced the net value of deferred tax assets.

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
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to TDS shareholders	$(14)	$(19)	$(3)	$(29)

Weighted average number of shares used in basic and diluted earnings (loss) per share:
Common Shares	107	106	106	106
Series A Common Shares	7	7	7	7
Total	114	113	113	113

Basic earnings (loss) per share attributable to TDS common shareholders	$(0.13)	$(0.17)	$(0.02)	$(0.25)

Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.13)	$(0.17)	$(0.03)	$(0.25)
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 6 million for both the three and six months ended June 30, 2024, and 5 million for both the three and six months ended June 30, 2023.
Note 7 Divestitures
UScellular
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustment as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The transaction is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. UScellular expects to present the wireless operations and select spectrum assets sold to T-Mobile as discontinued operations if and when the accounting criteria is met.
The strategic alternatives review process is ongoing as UScellular seeks to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement. During the three and six months ended June 30, 2024, TDS incurred third-party expenses of $21 million and $33 million, respectively, related to the strategic alternatives review, which are included in Selling, general and administrative expenses.
As a result of executing the Securities Purchase Agreement, UScellular re-considered its unit of accounting for wireless spectrum licenses and bifurcated the historical single unit of accounting into two units of accounting – wireless spectrum licenses to be sold under the Securities Purchase Agreement and wireless spectrum licenses to be retained. UScellular also assessed whether an impairment test of its wireless spectrum licenses was required and determined that it is more likely than not that the carrying value of the wireless spectrum licenses in both units of accounting continues to exceed their respective fair values.

UScellular also assessed whether the execution of the Securities Purchase Agreement constituted a significant change in the way it expects to operate its long-lived assets. Specifically, given the Securities Purchase Agreement, and UScellular's plan to divest of its wireless operations, UScellular expects to generate cash flows from the wireless operations separately from the retained business. Therefore, UScellular bifurcated the historical single asset group into two asset groups – wireless and towers. UScellular also assessed whether an impairment test of its long-lived assets was required and determined that there was no triggering event present that may require a recoverability test.
As part of the transaction, UScellular entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and UScellular has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106 million. The call option notice period started on May 24, 2024, and the put exercise period starts at the close of the broader transaction. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. At inception, UScellular will account for this instrument as a net written call option and will record such option at fair value each reporting period unless/until such option is exercised or terminated. UScellular estimated the fair value of the net written call option at $8 million as of June 30, 2024, which was recorded to Other deferred liabilities and credits in the Consolidated Balance Sheet and (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.
TDS Telecom
On May 31, 2024, TDS Telecom entered into an agreement with a third-party to sell certain incumbent markets in Virginia for a purchase price of $31 million. The transaction is expected to close in the third quarter of 2024, subject to customary regulatory approvals and closing conditions. The assets and liabilities of the markets being sold have been classified as held for sale in the Consolidated Balance Sheet as of June 30, 2024.
Other
On May 31, 2024, TDS entered into an agreement to sell its wholly-owned subsidiaries OneNeck IT Solutions LLC and OneNeck Data Center Holdings LLC (collectively, OneNeck) to a third-party for a purchase price, subject to adjustment as specified in the agreement, of $101 million, with an additional $9 million of contingent proceeds. The transaction is expected to close in the third quarter of 2024, subject to customary regulatory approvals and closing conditions. The assets and liabilities of OneNeck have been classified as held for sale in the Consolidated Balance Sheet as of June 30, 2024.
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

	June 30, 2024	December 31, 2023
(Dollars in millions)
Equity method investments	$478	$477
Measurement alternative method investments	20	19
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$507	$505
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in millions)
Revenues	$1,828	$1,770	$3,677	$3,579
Operating expenses	1,419	1,363	2,840	2,729
Operating income	409	407	837	850
Other income (expense), net	8	8	(1)	(8)
Net income	$417	$415	$836	$842

Note 9 Debt
Revolving Credit Agreements
TDS has a revolving credit agreement with maximum borrowing capacity of $400 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the six months ended June 30, 2024, TDS borrowed $100 million and repaid $200 million under its revolving credit agreement. Borrowings under the TDS revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%. As of June 30, 2024, there were no outstanding borrowings and the unused borrowing capacity was $399 million.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.15%. During the six months ended June 30, 2024, UScellular borrowed $40 million and repaid $188 million under its receivables securitization agreement. As of June 30, 2024, the outstanding borrowings under the agreement were $2 million and the unused borrowing capacity was $448 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of June 30, 2024, the USCC Master Note Trust held $177 million of assets available to be pledged as collateral for the receivables securitization agreement.
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
Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and UScellular are required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of June 30, 2024 with all such financial covenants.
The term loan agreement entered into in May 2024 requires TDS to comply with certain affirmative and negative covenants, which includes a financial covenant that may restrict the borrowing capacity available. TDS is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.50 to 1.00 from April 1, 2024 through March 31, 2025; 4.25 to 1.00 from April 1, 2025 and thereafter. TDS believes that it was in compliance as of June 30, 2024 with such financial covenant.

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

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30, 2024	December 31, 2023
(Dollars in millions)
Assets
Cash and cash equivalents	$36	$24
Accounts receivable	625	631
Inventory, net	3	4
Other current assets	21	30
Licenses	639	639
Property, plant and equipment, net	116	123
Operating lease right-of-use assets	44	43
Other assets and deferred charges	449	494
Total assets	$1,933	$1,988

Liabilities
Current liabilities	$32	$34
Long-term operating lease liabilities	39	38
Other deferred liabilities and credits	26	26
Total liabilities[1]	$97	$98
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
TDS’ total investment in these unconsolidated entities was $6 million at both June 30, 2024 and December 31, 2023, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $250 million and $238 million during the six months ended June 30, 2024 and 2023, respectively, of which $219 million in 2024 and $217 million in 2023, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
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

Note 11 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Six Months Ended June 30,	2024	2023
(Dollars in millions)
Net income attributable to TDS shareholders	$32	$6
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(42)	(33)
Net transfers (to) from noncontrolling interests	(42)	(33)
Net income attributable to TDS shareholders after transfers (to) from noncontrolling interests	$(10)	$(27)

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
During the second quarter of 2024, TDS and UScellular modified their reporting structure due to the planned disposal of the UScellular wireless operations and, as a result, disaggregated the UScellular operations into two reportable segments - Wireless and Towers. This presentation reflects how TDS' and UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. The Towers segment records rental revenue and the Wireless segment records a related expense when the Wireless segment uses company-owned towers to locate its network equipment, using estimated market pricing - this revenue and expense is eliminated in consolidation. Prior periods have been updated to conform to the new reportable segments.

Financial data for TDS’ reportable segments for the three and six month periods ended, or as of June 30, 2024 and 2023, is as follows. See Note 1 — Basis of Presentation for additional information.

	UScellular
Three Months Ended or as of June 30, 2024	Wireless	Towers	Intra-company eliminations	UScellular Total	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$718	$58	$(33)	$743	$267	$24	$1,034
Equipment and product sales	184	—	—	184	—	20	204
Total operating revenues	902	58	(33)	927	267	44	1,238
Cost of services (excluding Depreciation, amortization and accretion reported below)	194	19	(33)	180	98	18	296
Cost of equipment and products	211	—	—	211	—	16	227
Selling, general and administrative	313	9	—	322	80	24	426
Depreciation, amortization and accretion	154	11	—	165	67	1	233
(Gain) loss on asset disposals, net	5	—	—	5	4	—	9
(Gain) loss on license sales and exchanges, net	8	—	—	8	—	—	8
Operating income (loss)	17	19	—	36	19	(16)	39
Equity in earnings of unconsolidated entities[1]				38	—	1	39
Interest and dividend income[1]				3	1	3	7
Interest expense[1]				(45)	—	(28)	(73)
Other, net[1]				—	1	—	1
Income (loss) before income taxes				32	21	(40)	13
Income tax expense (benefit)[1]				14	3	(11)	6
Net income (loss)				18	18	(29)	7
Add back:
Depreciation, amortization and accretion	154	11	—	165	67	1	233
Expenses related to strategic alternatives review	12	1	—	13	—	8	21
(Gain) loss on asset disposals, net	5	—	—	5	4	—	9
(Gain) loss on license sales and exchanges, net	8	—	—	8	—	—	8
Interest expense[1]				45	—	28	73
Income tax expense (benefit)[1]				14	3	(11)	6
Adjusted EBITDA[2]	$196	$31	$—	$268	$91	$(2)	$357

Investments in unconsolidated entities[1]				$461	$4	$42	$507
Total assets[3]				$10,639	$2,898	$335	$13,872
Capital expenditures	$160	$5	$—	$165	$78	$1	$244

	UScellular
Three Months Ended or as of June 30, 2023	Wireless	Towers	Intra-company eliminations	UScellular Total	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$735	$57	$(32)	$760	$257	$24	$1,041
Equipment and product sales	197	—	—	197	—	29	226
Total operating revenues	932	57	(32)	957	257	53	1,267
Cost of services (excluding Depreciation, amortization and accretion reported below)	203	19	(32)	190	108	18	316
Cost of equipment and products	228	—	—	228	—	24	252
Selling, general and administrative	333	8	—	341	81	14	436
Depreciation, amortization and accretion	149	12	—	161	60	4	225
(Gain) loss on asset disposals, net	3	—	—	3	2	—	5
Operating income (loss)	16	18	—	34	7	(8)	33
Equity in earnings of unconsolidated entities[1]				38	—	—	38
Interest and dividend income[1]				3	1	2	6
Interest expense[1]				(51)	2	(13)	(62)
Income (loss) before income taxes				24	10	(19)	15
Income tax expense (benefit)[1]				19	3	(7)	15
Net income (loss)				5	7	(12)	—
Add back:
Depreciation, amortization and accretion	149	12	—	161	60	4	225
(Gain) loss on asset disposals, net	3	—	—	3	2	—	5
Interest expense[1]				51	(2)	13	62
Income tax expense[1]				19	3	(7)	15
Adjusted EBITDA[2]	$168	$30	$—	$239	$70	$(2)	$307

Investments in unconsolidated entities[1]				$457	$4	$39	$500
Total assets[3]				$10,889	$3,219	$298	$14,406
Capital expenditures	$140	$3	$—	$143	$132	$3	$278

	UScellular
Six Months Ended or as of June 30, 2024	Wireless	Towers	Intra-company eliminations	UScellular Total	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,446	$116	$(65)	$1,497	$534	$47	$2,078
Equipment and product sales	380	—	—	380	—	42	422
Total operating revenues	1,826	116	(65)	1,877	534	89	2,500
Cost of services (excluding Depreciation, amortization and accretion reported below)	390	37	(65)	362	196	37	595
Cost of equipment and products	427	—	—	427	—	33	460
Selling, general and administrative	637	16	—	653	155	41	849
Depreciation, amortization and accretion	308	21	—	329	131	7	467
(Gain) loss on asset disposals, net	10	1	—	11	6	(1)	16
(Gain) loss on license sales and exchanges, net	7	—	—	7	—	—	7
Operating income (loss)	47	41	—	88	46	(28)	106
Equity in earnings of unconsolidated entities[1]				80	—	2	82
Interest and dividend income[1]				6	2	4	12
Interest expense[1]				(91)	2	(42)	(131)
Other, net[1]				—	2	—	2
Income (loss) before income taxes				83	52	(64)	71
Income tax expense (benefit)[1]				41	10	(25)	26
Net income (loss)				42	42	(39)	45
Add back:
Depreciation, amortization and accretion	308	21	—	329	131	7	467
Expenses related to strategic alternatives review	20	1	—	21	—	12	33
(Gain) loss on asset disposals, net	10	1	—	11	6	(1)	16
(Gain) loss on license sales and exchanges, net	7	—	—	7	—	—	7
Interest expense[1]				91	(2)	42	131
Income tax expense (benefit)[1]				41	10	(25)	26
Adjusted EBITDA[2]	$392	$64	$—	$542	$187	$(4)	$725

Capital expenditures	$286	$9	$—	$295	$164	$5	$464

	UScellular
Six Months Ended or as of June 30, 2023	Wireless	Towers	Intra-company eliminations	UScellular Total	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$1,477	$113	$(63)	$1,527	$510	$47	$2,084
Equipment and product sales	415	—	—	415	—	71	486
Total operating revenues	1,892	113	(63)	1,942	510	118	2,570
Cost of services (excluding Depreciation, amortization and accretion reported below)	398	37	(63)	372	212	38	622
Cost of equipment and products	480	—	—	480	—	58	538
Selling, general and administrative	670	16	—	686	162	28	876
Depreciation, amortization and accretion	307	23	—	330	119	7	456
(Gain) loss on asset disposals, net	13	—	—	13	3	—	16
Operating income (loss)	24	37	—	61	15	(14)	62
Equity in earnings of unconsolidated entities[1]				82	—	—	82
Interest and dividend income[1]				5	2	4	11
Interest expense[1]				(99)	4	(21)	(116)
Other, net[1]				—	1	—	1
Income (loss) before income taxes				49	21	(30)	40
Income tax expense (benefit)[1]				29	5	(6)	28
Net income (loss)				20	15	(23)	12
Add back:
Depreciation, amortization and accretion	307	23	—	330	119	7	456
(Gain) loss on asset disposals, net	13	—	—	13	3	—	16
Interest expense[1]				99	(4)	21	116
Income tax expense (benefit)[1]				29	5	(6)	28
Adjusted EBITDA[2]	$344	$60	$—	$491	$139	$(2)	$628

Capital expenditures	$346	$5	$—	$351	$262	$8	$621
Numbers may not foot due to rounding.
1Income and expense items below Operating income are not provided at the individual segment level for Wireless and Towers. These items are not included in the evaluation of operating performance of the segments, and therefore are reported for "UScellular Total".
2Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. Adjusted EBITDA is defined as net income, adjusted for the items set forth in the reconciliation above. TDS believes Adjusted EBITDA is a useful measure of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented above as they provide additional relevant and useful information to investors and other users of TDS' financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance.
3Assets are not provided at the individual segment level for Wireless and Towers. The UScellular segments operate under a common capital structure, and management has historically considered its assets collectively as part of a combined wireless network.

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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Legal Proceedings
On May 2, 2023, a putative stockholder class action was filed against TDS and UScellular and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed on September 1, 2023, which names TDS, UScellular, and certain current UScellular officers and directors as defendants, and alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the potential class period) regarding, among other things, UScellular’s business strategies to address subscriber demand, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified monetary damages.
On June 18, 2024, a stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against UScellular, certain TDS and UScellular directors and officers, and nominal defendant TDS. The derivative lawsuit takes issue with the same public statements made between May 6, 2022 and November 3, 2022, alleging that the fact that the statements were made was a breach of fiduciary duty on the part of the officer and director defendants, and bringing claims for indemnification and contribution against the officer and director defendants and UScellular. In addition to indemnification and contribution, the plaintiff seeks money damages and the implementation of certain governance proposals.
TDS is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. TDS intends to contest plaintiffs’ claims vigorously on the merits.
Refer to the disclosure under Legal Proceedings in TDS’ Form 10-K for the year ended December 31, 2023, for additional information. Other than as described above, there have been no material changes to such information since December 31, 2023.
Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2024.
The maximum dollar value of shares that may yet be purchased under this program was $132 million as of June 30, 2024. There were no purchases made by or on behalf of TDS, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, none of TDS’ directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents

Exhibit 2.1*
Securities Purchase Agreement, dated as of May 24, 2024, among Telephone and Data Systems, Inc., United States Cellular Corporation, USCC Wireless Holdings, LLC and T-Mobile US, Inc., is hereby incorporated by reference to Exhibit 2.1 to TDS' Current Report on Form 8-K filed May 28, 2024.

Exhibit 10.1	Form of TDS 2022 Long-Term Incentive Plan 2024 Performance Share Award Agreement.

Exhibit 10.2	Form of TDS 2022 Long-Term Incentive Plan 2024 Restricted Stock Unit Award Agreement.

Exhibit 10.3
Amendment Number One to the Telephone and Data Systems, Inc. 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the TDS definitive proxy statement dated April 19, 2024, which was filed with the SEC on Schedule 14A on April 19, 2024.

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
*Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits, schedules and similar attachments have been omitted; exhibits, schedules and other attachments will be provided to the Securities and Exchange Commission upon request.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	37	-	41
		Notes to Consolidated Financial Statements	45	-	57

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	32

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

	Item 4.	Controls and Procedures	62

Part II.	Other Information

	Item 1.	Legal Proceedings	62

	Item1A.	Risk Factors	34

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

	Item 5.	Other Information	63

	Item 6.	Exhibits	64

Signatures			66

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 2, 2024	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	August 2, 2024	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)