Form 10-Q/A
period 2024-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2024-08-05
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 is being filed to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the Securities and Exchange Commission on August 2, 2024 (the “Original Form 10-Q”) for the sole purpose of correcting a typographical error in the second sentence of the third paragraph of Note 7 – Divestitures in the Notes to Consolidated Financial Statements.
This sentence has been corrected in the Form 10-Q/A to read as follows: “UScellular also assessed whether an impairment test of its wireless spectrum licenses was required and determined that it is more likely than not that the fair value of the wireless spectrum licenses in both units of accounting continues to exceed their respective carrying values.”
No other changes have been made to the Original Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the filing of the Original Form 10-Q.

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
As a result of executing the Securities Purchase Agreement, UScellular re-considered its unit of accounting for wireless spectrum licenses and bifurcated the historical single unit of accounting into two units of accounting – wireless spectrum licenses to be sold under the Securities Purchase Agreement and wireless spectrum licenses to be retained. UScellular also assessed whether an impairment test of its wireless spectrum licenses was required and determined that it is more likely than not that the fair value of the wireless spectrum licenses in both units of accounting continues to exceed their respective carrying values.

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