Form 10-Q
period 2024-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2024-11-01
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2024, is 106 million Common Shares, $.01 par value, and 7 million Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2024

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and nine months ended September 30, 2024, to the three and nine months ended September 30, 2023. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2023. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
The accounting policies of TDS conform to accounting principles generally accepted in the United States of America (GAAP). However, TDS uses certain “non-GAAP financial measures” in the MD&A and the business segment information. A discussion of the reasons TDS determines these metrics to be useful and reconciliations of these measures to their most directly comparable measures determined in accordance with GAAP are included in the disclosure under the heading Supplemental Information Relating to Non-GAAP Financial Measures within the MD&A of this report.
General
TDS is a diversified telecommunications company that provides high-quality communications services to approximately 6 million connections nationwide as of September 30, 2024. TDS provides wireless services through its 83%-owned subsidiary, United States Cellular Corporation (UScellular). TDS also provides broadband, video and voice services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS operates entirely in the United States.
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

TDS Mission and Strategy
TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its people, and its communities. In pursuing this mission, TDS seeks to grow its businesses, create opportunities for its associates, support the communities it serves, and build value over the long term for its shareholders. Since its founding, TDS has been committed to bringing high-quality communications services to rural and underserved communities. TDS continues to make progress on developing and enhancing its Environmental, Social and Governance (ESG) program, including the publication of the most recent TDS ESG Report in August 2024, which is available on the TDS website.
TDS’ historical long-term strategy has been to re-invest the majority of its operating capital in its businesses to strengthen their competitive positions and financial performance, while also returning value to TDS shareholders primarily through the payment of a regular quarterly cash dividend. In the second quarter of 2024, TDS reset its approach to capital allocation and declared dividends in both the second and third quarters of 2024 at approximately 20% of the first quarter of 2024 dividend for TDS Common and Series A shares. This shift in approach is expected to free up additional capital that can be used to support TDS' fiber program, among other purposes.
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
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology to help address customers’ growing demand for data services and create opportunities for new services requiring high speed and reliability as well as low latency. In 2019-2023, UScellular focused on 5G coverage and predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023 and 2024, UScellular has focused on deploying 5G over its mid-band spectrum, largely overlapping areas already covered with low-band 5G service to enhance speed and capacity for UScellular’s mobility and fixed wireless services. Investments in the next several years are expected to be focused on continued mid-band spectrum deployment to enhance speed and capacity needs, building on the existing 5G coverage across UScellular’s footprint.
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
Announced Transactions and Strategic Alternatives Review
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustment as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement that will become effective at the closing date, which provides T-Mobile with an exclusive license to use certain UScellular spectrum assets at no cost for up to one-year for the purpose of providing continued, uninterrupted service to customers. The transactions are expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of September 30, 2024, UScellular's book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.

The strategic alternatives review process is ongoing as UScellular seeks to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement or the Verizon Purchase Agreement.

TDS incurred third-party expenses related to the announced transactions and strategic alternatives review of $11 million and $43 million for the three and nine months ended September 30, 2024, respectively, and $4 million for both the three and nine months ended September 30, 2023.

Significant Financial Matter
Net loss attributable to TDS common shareholders was $83 million and $86 million for the three and nine months ended September 30, 2024, respectively. Such net losses include a non-cash charge related to the UScellular impairment of certain wireless spectrum licenses in the amount of $136 million ($102 million, net of tax impacts), which was recorded during the three months ended September 30, 2024. The conclusion that this impairment was required was made in connection with the review and preparation of the September 30, 2024 financial statements. See Note 8 — Intangible Assets for a detailed discussion regarding this impairment. Refer to Supplemental Information to Non-GAAP Financial Measures within this MD&A for a reconciliation of the wireless spectrum license impairment, net of tax.

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

Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2024, to the three and nine months ended September 30, 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Operating revenues
UScellular	$922	$963	(4)%	$2,799	$2,906	(4)%
TDS Telecom	263	256	2%	797	767	4%
All other[1]	39	59	(33)%	128	175	(27)%
Total operating revenues	1,224	1,278	(4)%	3,724	3,848	(3)%
Operating expenses
UScellular	1,012	906	12%	2,802	2,789	—
TDS Telecom	252	256	(1)%	741	752	(1)%
All other[1]	40	68	(43)%	154	197	(22)%
Total operating expenses	1,304	1,230	6%	3,697	3,738	(1)%
Operating income (loss)
UScellular	(90)	57	N/M	(3)	117	N/M
TDS Telecom	10	—	N/M	56	15	N/M
All other[1]	—	(9)	N/M	(26)	(22)	(18)%
Total operating income (loss)	(80)	48	N/M	27	110	(76)%
Investment and other income (expense)
Equity in earnings of unconsolidated entities	43	40	9%	125	122	3%
Interest and dividend income	8	5	51%	20	16	25%
Interest expense	(76)	(62)	(22)%	(208)	(178)	(17)%
Other, net	1	—	N/M	3	1	N/M
Total investment and other expense	(24)	(17)	(41)%	(60)	(39)	(52)%

Income (loss) before income taxes	(104)	31	N/M	(33)	71	N/M
Income tax expense (benefit)	(25)	27	N/M	1	55	(98)%

Net income (loss)	(79)	4	N/M	(34)	16	N/M
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(13)	4	N/M	—	10	N/M
Net income (loss) attributable to TDS shareholders	(66)	—	N/M	(34)	6	N/M
TDS Preferred Share dividends	17	17	—	52	52	—
Net income (loss) attributable to TDS common shareholders	$(83)	$(17)	N/M	$(86)	$(46)	(86)%

Adjusted OIBDA (Non-GAAP)[2]	$297	$283	5%	$925	$817	13%
Adjusted EBITDA (Non-GAAP)[2]	$349	$328	6%	$1,073	$956	12%
Capital expenditures[3]	$199	$285	(30)%	$663	$906	(27)%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $16 million and $14 million for the three months ended September 30, 2024 and 2023, respectively and $48 million and $52 million for the nine months ended September 30, 2024 and 2023, respectively. See Note 9 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased for the three and nine months ended September 30, 2024 due primarily to an increase in borrowings under the TDS term loan agreements, partially offset by a decrease in the average principal balance outstanding on the receivables securitization agreement. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased for the three and nine months ended September 30, 2024 due primarily to the deferred tax benefit on the impairment of certain wireless spectrum licenses recorded in the third quarter of 2024.
TDS calculated income taxes for the three and nine months ended September 30, 2024, based on an estimated year-to-date tax rate. The effective tax rates are expected to vary in the fourth quarter and the annual period of 2024 due primarily to fluctuations in Income before income taxes, the impairment of wireless spectrum licenses in the third quarter of 2024, and tax impacts of divestiture activities. See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information.
Net income (loss) attributable to noncontrolling interests, net of tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions)
UScellular noncontrolling public shareholders’	$(14)	$4	$(8)	$7
Noncontrolling shareholders’ or partners’	1	—	8	3
Net income (loss) attributable to noncontrolling interests, net of tax	$(13)	$4	$—	$10
Net income (loss) attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

$1,200
$1,000
$800
$600
$400
$200
$0
$-200
$4
$328
$(79)
$349
$16
$956
$(34)
$1,073
Q3 2023
Q3 2024
YTD 2023
YTD 2024
Net income (loss)
Adjusted EBITDA*

Three Months Ended
Net income (loss) decreased due primarily to the impairment of UScellular wireless spectrum licenses and lower operating revenues, partially offset by lower cash operating and tax expenses. Adjusted EBITDA increased due primarily to lower operating expenses, partially offset by lower operating revenues.
Nine Months Ended
Net income (loss) decreased due primarily to the impairment of UScellular wireless spectrum licenses as well as lower operating revenues and higher interest expense, partially offset by lower cash operating and tax expenses. Adjusted EBITDA increased due primarily to lower operating expenses, partially offset by lower operating revenues.
*Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

UScellular OPERATIONS
Business Overview
UScellular provides wireless service throughout its footprint, and leases tower space to third-party carriers on UScellular-owned towers. UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a community focus. UScellular is an 83%-owned subsidiary of TDS.

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.5 million retail connections including 4.0 million postpaid and 0.5 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,200 associates
▪Owns 4,407 towers
▪Operates 7,007 cell sites in service

Financial Overview — UScellular
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Operating Revenues
Wireless	$896	$938	(4)%	$2,722	$2,831	(4)%
Towers	59	57	2%	175	170	3%
Intra-company eliminations	(33)	(32)	(3)%	(98)	(95)	(3)%
Total operating revenues	922	963	(4)%	2,799	2,906	(4)%

Operating expenses
Wireless	1,005	900	12%	2,784	2,770	1%
Towers	40	38	4%	116	114	1%
Intra-company eliminations	(33)	(32)	(3)%	(98)	(95)	(3)%
Total operating expenses	1,012	906	12%	2,802	2,789	—

Operating income (loss)	$(90)	$57	N/M	$(3)	$117	N/M

Net income (loss)	$(78)	$23	N/M	$(37)	$43	N/M
Adjusted OIBDA (Non-GAAP)[1]	$222	$220	1%	$678	$624	9%
Adjusted EBITDA (Non-GAAP)[1]	$269	$263	3%	$810	$753	8%
Capital expenditures[2]	$120	$111	8%	$415	$462	(10)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Wireless Operations

As of September 30,	2024	2023
Retail Connections – End of Period
Postpaid	3,999,000	4,159,000
Prepaid	452,000	462,000
Total	4,451,000	4,621,000

	Q3 2024	Q3 2023	Q3 2024 vs. Q3 2023	YTD 2024	YTD 2023	YTD 2024 vs. YTD 2023
Postpaid Activity and Churn
Gross Additions
Handsets	84,000	84,000	—	220,000	260,000	(15)%
Connected Devices	39,000	44,000	(11)%	126,000	129,000	(2)%
Total Gross Additions	123,000	128,000	(4)%	346,000	389,000	(11)%
Net Additions (Losses)
Handsets	(28,000)	(38,000)	26%	(104,000)	(92,000)	(13)%
Connected Devices	—	3,000	N/M	9,000	4,000	N/M
Total Net Additions (Losses)	(28,000)	(35,000)	20%	(95,000)	(88,000)	(8)%
Churn
Handsets	1.07%	1.11%		1.02%	1.06%
Connected Devices	2.47%	2.64%		2.49%	2.69%
Total Churn	1.25%	1.30%		1.21%	1.26%
N/M - Percentage change not meaningful
Total postpaid handset net losses decreased for the three months ended September 30, 2024, when compared to the same period last year due primarily to lower defections as a result of improvements in churn.
Total postpaid handset net losses increased for the nine months ended September 30, 2024 when compared to the same period last year due to lower gross additions as a result of a decrease in the pool of available customers and continued aggressive industry-wide competition. This was partially offset by lower defections as a result of improvements in churn.
Total postpaid connected device net additions decreased for the three months ended September 30, 2024, when compared to the same period last year due to lower demand for home internet and connected watches. This was offset by a decrease in tablet churn.
Total postpaid connected device net additions increased for the nine months ended September 30, 2024, when compared to the same period last year due to a decrease in tablet, hotspot and home phone defections as a result of improvements in churn.
Postpaid Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Average Revenue Per User (ARPU)	$52.04	$51.11	2%	$51.81	$50.81	2%
Average Revenue Per Account (ARPA)	$131.81	$130.91	1%	$131.39	$130.64	1%
Postpaid ARPU and ARPA increased for the three and nine months ended September 30, 2024, when compared to the same period last year, due to an increase in favorable plan and product offering mix and cost recovery surcharges.

Financial Overview — Wireless
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Retail service	$669	$687	(3)%	$2,014	$2,065	(2)%
Other	52	50	5%	154	149	4%
Service revenues	721	737	(2)%	2,168	2,214	(2)%
Equipment sales	175	201	(13)%	554	617	(10)%
Total operating revenues	896	938	(4)%	2,722	2,831	(4)%

System operations (excluding Depreciation, amortization and accretion reported below)	193	199	(3)%	582	597	(2)%
Cost of equipment sold	203	228	(11)%	630	708	(11)%
Selling, general and administrative	316	324	(3)%	953	995	(4)%
Depreciation, amortization and accretion	155	148	5%	466	456	2%
Loss on impairment of licenses	136	—	N/M	136	—	N/M
(Gain) loss on asset disposals, net	4	1	N/M	13	14	(1)%
(Gain) loss on license sales and exchanges, net	(2)	—	N/M	4	—	N/M
Total operating expenses	1,005	900	12%	2,784	2,770	1%

Operating income (loss)	$(109)	$38	N/M	$(62)	$61	N/M

Adjusted OIBDA (Non-GAAP)[1]	$191	$190	1%	$583	$534	9%
Adjusted EBITDA (Non-GAAP)[1]	$191	$190	1%	$583	$534	9%
Capital expenditures[2]	$114	$106	7%	$400	$452	(12)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2024 and 2023
(Dollars in millions)
Operating Revenues
Nine Months Ended September 30, 2024 and 2023
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three and nine months ended September 30, 2024, primarily as a result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Equipment sales revenues decreased for the three months ended September 30, 2024, due primarily to a decline in smartphone devices sold due to lower upgrades.
Equipment sales revenues decreased for the nine months ended September 30, 2024, due primarily to a decline in smartphone devices sold due to lower upgrades and gross additions, partially offset by a higher average price of new smartphone sales.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable wireless companies. UScellular expects promotional aggressiveness by traditional carriers to continue and pricing pressures from cable wireless companies and new entrants to increase into the foreseeable future. Additionally, other wireless service providers have more developed networks and coverage as well as lower costs per subscriber than UScellular, which has negatively affected and may continue to negatively affect UScellular's ability to compete over time. Operating revenues and Operating income (loss) have been negatively impacted by these factors in current and prior periods, and are expected to be negatively impacted in future periods.

Total operating expenses
Total operating expenses for the nine months ended September 30, 2023 include $9 million of severance and related expenses associated with a reduction in workforce that was recorded in the first quarter of 2023. These severance expenses are included in System operations expenses and Selling, general and administrative expenses.
System operations expenses
System operations expenses decreased for the three and nine months ended September 30, 2024, due primarily to a decrease in expenses driven by the shutdown of the 3G Code Division Multiple Access (CDMA) network in the first quarter of 2024, partially offset by increases in outbound roaming usage and maintenance, utilities, and cell site expenses.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended September 30, 2024, due primarily to a decline in smartphone devices sold due to lower upgrades.
Cost of equipment sold decreased for the nine months ended September 30, 2024, due primarily to a decline in smartphone devices sold due to lower upgrades and gross additions, partially offset by a higher average price of new smartphone sales.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2024, due to decreases in various general and administrative expenses, sales related expenses and bad debts expense, partially offset by an increase related to the strategic alternatives review expenses of $4 million and $23 million, respectively.
Loss on impairment of licenses
Loss on impairment of licenses increased for the three and nine months ended September 30, 2024, due to the impairment of certain wireless spectrum licenses recorded during the third quarter of 2024. See Note 8 — Intangible Assets for a detailed discussion regarding this impairment.

Towers Operations

As of September 30,	2024	2023	2024 vs. 2023
Owned towers	4,407	4,356	1%
Number of colocations	2,418	2,406	—
Tower tenancy rate	1.55	1.55	—
Number of colocations
Number of colocations increased for the period ended September 30, 2024 when compared to the same period last year due to an increase in new tenant and equipment change executions partially offset by terminations.

Financial Overview — Towers
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Third-party revenues	$26	$25	1%	$77	$75	2%
Intra-company revenues	33	32	3%	98	95	3%
Total tower revenues	59	57	2%	175	170	3%

System operations (excluding Depreciation, amortization and accretion reported below)	20	18	10%	58	55	4%
Selling, general and administrative	8	9	(14)%	24	25	(7)%
Depreciation, amortization and accretion	12	11	7%	33	34	(1)%
(Gain) loss on asset disposals, net	—	—	N/M	1	—	N/M
Total operating expenses	40	38	4%	116	114	1%

Operating income	$19	$19	(1)%	$59	$56	7%

Adjusted OIBDA (Non-GAAP)[1]	$31	$30	3%	$95	$90	6%
Adjusted EBITDA (Non-GAAP)[1]	$31	$30	3%	$95	$90	6%
Capital expenditures	$6	$5	33%	$15	$10	61%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
Key components of changes in the statement of operations line items were as follows:
Intra-company revenues
Intra-company revenues increased for the three and nine months ended September 30, 2024, primarily as a result of an increase in the intra-company rate charged by Towers to Wireless and an increase in the number of owned towers.
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

Total operating expenses
Total operating expenses increased for the three and nine months ended September 30, 2024 due primarily to increases in System operations expenses as a result of increases in cell site ground rent and maintenance expenses.
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

OPERATIONS

TDS Telecom headquarters, Madison, WI

TDS Telecom operations

▪Serves 1.1 million connections in 32 states
▪Employs approximately 3,400 associates

Operational Overview — TDS Telecom
Total Service Address Mix
As of September 30,

TDS Telecom increased its service addresses 9% from a year ago to 1.8 million as of September 30, 2024 through network expansion.
TDS Telecom offers 1Gig+ service to 74% of its total footprint as of September 30, 2024, compared to 69% a year ago.

As of September 30,	2024	2023	2024 vs. 2023
Residential connections
Broadband
Incumbent	241,500	248,800	(3)%
Expansion	115,300	79,400	45%
Cable	195,900	204,400	(4)%
Total Broadband	552,700	532,600	4%
Video	122,100	132,400	(8)%
Voice	271,300	284,000	(4)%
Total Residential Connections	946,100	949,000	—
Commercial connections	197,200	217,400	(9)%
Total connections	1,143,300	1,166,400	(2)%
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connections declines, partially offset by broadband connection growth.

Residential Broadband Connections by Speed
As of September 30,
Residential broadband customers continue to choose higher speeds with 79% taking speeds of 100 Mbps or greater and 20% choosing 1Gig+.

Residential Revenue per Connection

Total residential revenue per connection increased 5% and 6% for the three and nine months ended September 30, 2024, respectively, due primarily to price increases.

Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2024, to the three and nine months ended September 30, 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
(Dollars in millions)
Residential
Incumbent	$90	$89	1%	$269	$264	2%
Expansion	29	20	46%	83	52	58%
Cable	67	68	(2)%	206	204	1%
Total residential	186	177	5%	558	521	7%
Commercial	36	38	(4)%	110	118	(7)%
Wholesale	40	42	(3)%	128	127	1%
Total service revenues	262	256	2%	796	766	4%
Equipment revenues	—	—	(6)%	1	1	(10)%
Total operating revenues	263	256	2%	797	767	4%

Cost of services (excluding Depreciation, amortization and accretion reported below)	101	107	(6)%	297	319	(7)%
Cost of equipment and products	—	—	26%	1	—	4%
Selling, general and administrative	81	82	(1)%	236	244	(3)%
Depreciation, amortization and accretion	68	61	11%	199	180	11%
(Gain) loss on asset disposals, net	3	6	(52)%	8	8	—
Total operating expenses	252	256	(1)%	741	752	(1)%

Operating income	$10	$—	N/M	$56	$15	N/M

Net income	$9	$4	N/M	$51	$19	N/M
Adjusted OIBDA (Non-GAAP)[1]	$81	$67	20%	$263	$203	30%
Adjusted EBITDA (Non-GAAP)[1]	$83	$68	21%	$269	$207	30%
Capital expenditures[2]	$78	$172	(55)%	$242	$434	(44)%
N/M - Percentage change not meaningful
Numbers may not foot due to rounding.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2024 and 2023
(Dollars in millions)
Numbers may not foot due to rounding.
Operating Revenues
Nine Months Ended September 30, 2024 and 2023
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for the three and nine months ended September 30, 2024, due primarily to price increases and growth in broadband connections, partially offset by a decline in video and voice connections.
Commercial revenues decreased for the three and nine months ended September 30, 2024, due primarily to declining connections in CLEC markets.
Cost of services
Cost of services decreased for the three and nine months ended September 30, 2024, due primarily to a decrease in employee-related expenses and lower plant and maintenance costs.
Selling, general and administrative
Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2024, due primarily to a decrease in employee-related expenses.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three and nine months ended September 30, 2024, due primarily to capital expenditures on new fiber assets.

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
TDS may require substantial additional funding for, among other uses, capital expenditures, making additional investments including new technologies, fiber deployments and E-ACAM builds, agreements to purchase goods or services, leases, repurchases of shares, or payment of dividends. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, issue equity securities, or to divest assets in order to fund potential expenditures. TDS' liquidity would be adversely affected if it is unable to obtain short or long-term financing on acceptable terms.
TDS will continue to monitor the rapidly changing business and market conditions and is taking and intends to take appropriate actions, as necessary, to meet its liquidity needs. Due to its smaller scale, UScellular has higher costs per subscriber than its competitors and is balancing the timing of investments, such as its 5G deployment, with liquidity considerations. TDS Telecom has entered into and may continue to enter into agreements to divest of certain non-strategic assets, including in certain cases the associated E-ACAM build-out obligations, as well as slow the pace of and reprioritze its fiber deployment plans and reduce or defer planned capital expenditures as a means to lower its funding needs and meet its obligations. It is possible that TDS Telecom will be required, if it is unable to access capital on acceptable terms, to substantially reduce its plans for fiber deployment, in both the short and long-term.
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

In addition to Cash and cash equivalents, TDS and UScellular had available undrawn borrowing capacity from the following debt facilities at September 30, 2024. See the Financing section below for further details.

	TDS	UScellular
(Dollars in millions)
Revolving Credit Agreement	$399	$300
Term Loan Agreements	75	—
Receivables Securitization Agreement	—	448
Total available undrawn borrowing capacity	$474	$748
Financing
Revolving Credit Agreements
TDS has a revolving credit agreement with maximum borrowing capacity of $400 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the nine months ended September 30, 2024, TDS borrowed $100 million and repaid $200 million under the agreement. As of September 30, 2024, there were no outstanding borrowings and the unused borrowing capacity was $399 million.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. During the nine months ended September 30, 2024, UScellular borrowed $40 million and repaid $188 million under the agreement. As of September 30, 2024, the outstanding borrowings under the agreement were $2 million and the unused borrowing capacity was $448 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.
Term Loan Agreements
In May 2024, TDS entered into a $375 million unsecured term loan credit agreement. At closing, $300 million was drawn, less original issue discount, and the remaining $75 million may be drawn until November 2025. The maturity date of the agreement is May 2029. As of September 30, 2024, the outstanding borrowings under the agreement were $299 million.
In October 2024, UScellular repaid $40 million under its term loan agreement due July 2026.
Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and UScellular are required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe that they were in compliance as of September 30, 2024 with all such financial covenants.
The term loan agreement entered into in May 2024 requires TDS to comply with certain affirmative and negative covenants, which includes a financial covenant that may restrict the borrowing capacity available. TDS is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.50 to 1.00 from April 1, 2024 through March 31, 2025; 4.25 to 1.00 from April 1, 2025 and thereafter. TDS believes that it was in compliance as of September 30, 2024 with such financial covenant.
Other Long-Term Financing
TDS has an effective shelf registration statement on Form S-3 to issue senior or subordinated securities, common shares, preferred shares and depositary shares.
UScellular has an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares.
See Note 11 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.
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

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2024 and 2023, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the nine months ended September 30, 2024 and 2023, were $415 million and $462 million, respectively.
Capital expenditures for the full year 2024 are expected to be between $550 million and $600 million. These expenditures are expected to be used principally for the following purposes:
▪Continued deployment of 5G with a focus on network deployment that uses mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the nine months ended September 30, 2024 and 2023, were $242 million and $434 million, respectively.
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
Divestitures
TDS is engaged and may in the future be engaged in negotiations (subject to all applicable regulations) relating to the divestiture of companies, properties and assets. In general, TDS does not disclose such transactions until there is a definitive agreement.
See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to divestitures.
Other Obligations
TDS will require capital for future spending on existing contractual obligations, including long-term debt obligations; preferred stock dividend obligations; lease commitments; commitments for device purchases, network facilities and transport services; E-ACAM obligations; agreements for software licensing; long-term marketing programs; and other agreements to purchase goods or services. TDS has taken and expects to continue to take steps to reduce and defer capital expenditures to lower its funding needs. Refer to Liquidity and Capital Resources within this MD&A for additional information.
Variable Interest Entities
TDS consolidates certain “variable interest entities” as defined under GAAP. See Note 12 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods to fund their operations.

Common Share Repurchase Program
During the nine months ended September 30, 2024, UScellular repurchased 474,074 Common Shares for $26 million at an average cost per share of $54.94. As of September 30, 2024, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 1,452,867.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and to construct and upgrade communications networks and facilities with a goal of creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, TDS may need to delay or reduce certain investments, dividend payments or sell assets. Refer to Liquidity and Capital Resources within this MD&A and Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS' cash flow activities for the nine months ended September 30, 2024 and 2023.
2024 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $202 million. Net cash provided by operating activities was $933 million due to net loss of $34 million adjusted for non-cash items of $841 million, distributions received from unconsolidated entities of $106 million, including $37 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $20 million. The working capital changes were primarily driven by reduced receivable and inventory balances, partially offset by payments of associate bonuses and agent rebates and commissions.
Cash flows used for investing activities were $580 million, due primarily to payments for property, plant and equipment of $655 million partially offset by proceeds received from the divestiture of the hosted and managed services (HMS) operations. See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information.
Cash flows used for financing activities were $151 million, due primarily to $300 million borrowed under TDS term loan agreements, $100 million borrowed under the TDS revolving credit agreement and a $40 million borrowing under the UScellular receivables securitization agreement. These were partially offset by $200 million in repayments on the TDS revolving credit agreement, $188 million in repayments on the UScellular receivables securitization agreement, the payment of $83 million in dividends, cash paid for software license agreements of $32 million and the repurchase of $26 million of UScellular Common Shares.
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
Cash flows used by financing activities were $107 million, due primarily to $385 million in repayments on the UScellular receivables securitization agreement, $265 million in repayments on the TDS revolving credit agreement, a $60 million repayment on the UScellular EIP receivables repurchase agreement, the payment of $114 million in dividends and cash paid for software license agreements of $29 million. These were partially offset by $300 million borrowed under the TDS secured term loan agreement, $265 million borrowed under the TDS revolving credit agreement, $115 million borrowed under the UScellular receivables securitization agreement and $100 million borrowed under the TDS export credit agreement.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2024 were as follows:
Inventory, net
Inventory, net decreased $41 million due primarily to the sell through of inventory on hand which was elevated at the end of 2023 to support holiday promotions and ensure adequate device supply.
Accrued compensation
Accrued compensation decreased $42 million due primarily to associate bonus payments in March 2024.
Other current liabilities
Other current liabilities decreased $38 million due primarily to decreases in agent rebate and commission liabilities as a result of lower sales volume and payments of Auction 107 relocation fees.

Supplemental Information Relating to Non-GAAP Financial Measures
TDS sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with GAAP to evaluate the performance of its business. Specifically, TDS has referred to the following measures in this report:
▪EBITDA
▪Adjusted EBITDA
▪Adjusted OIBDA
▪Free cash flow
▪Licenses impairment, net of tax

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of UScellular, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income (loss) and/or Operating income (loss). Income and expense items below Operating income (loss) are not provided at the individual segment level for UScellular Wireless and UScellular Towers; therefore, the reconciliations begin with EBITDA and the most directly comparable GAAP measure is Operating income (loss) rather than Net income (loss) at the segment level.

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS - CONSOLIDATED	2024	2023	2024	2023
(Dollars in millions)
Net income (loss) (GAAP)	$(79)	$4	$(34)	$16
Add back:
Income tax expense (benefit)	(25)	27	1	55
Interest expense	76	62	208	178
Depreciation, amortization and accretion	238	225	704	681
EBITDA (Non-GAAP)	210	318	879	930
Add back or deduct:
Expenses related to strategic alternatives review	11	4	43	4
Loss on impairment of licenses	136	—	136	—
(Gain) loss on asset disposals, net	6	6	23	22
(Gain) loss on sale of business and other exit costs, net	(12)	—	(12)	—
(Gain) loss on license sales and exchanges, net	(2)	—	4	—
Adjusted EBITDA (Non-GAAP)	349	328	1,073	956
Deduct:
Equity in earnings of unconsolidated entities	43	40	125	122
Interest and dividend income	8	5	20	16
Other, net	1	—	3	1
Adjusted OIBDA (Non-GAAP)	297	283	925	817
Deduct:
Depreciation, amortization and accretion	238	225	704	681
Expenses related to strategic alternatives review	11	4	43	4
Loss on impairment of licenses	136	—	136	—
(Gain) loss on asset disposals, net	6	6	23	22
(Gain) loss on sale of business and other exit costs, net	(12)	—	(12)	—
(Gain) loss on license sales and exchanges, net	(2)	—	4	—
Operating income (loss) (GAAP)	$(80)	$48	$27	$110

	Three Months Ended September 30,		Nine Months Ended September 30,
UScellular	2024	2023	2024	2023
(Dollars in millions)
Net income (loss) (GAAP)	$(78)	$23	$(37)	$43
Add back:
Income tax expense (benefit)	(14)	27	29	56
Interest expense	49	50	137	147
Depreciation, amortization and accretion	167	159	499	490
EBITDA (Non-GAAP)	124	259	628	736
Add back or deduct:
Expenses related to strategic alternatives review	7	3	28	3
Loss on impairment of licenses	136	—	136	—
(Gain) loss on asset disposals, net	4	1	14	14
(Gain) loss on license sales and exchanges, net	(2)	—	4	—
Adjusted EBITDA (Non-GAAP)	269	263	810	753
Deduct:
Equity in earnings of unconsolidated entities	43	40	123	121
Interest and dividend income	4	3	9	8
Adjusted OIBDA (Non-GAAP)	222	220	678	624
Deduct:
Depreciation, amortization and accretion	167	159	499	490
Expenses related to strategic alternatives review	7	3	28	3
Loss on impairment of licenses	136	—	136	—
(Gain) loss on asset disposals, net	4	1	14	14
(Gain) loss on license sales and exchanges, net	(2)	—	4	—
Operating income (loss) (GAAP)	$(90)	$57	$(3)	$117

	Three Months Ended September 30,		Nine Months Ended September 30,
UScellular Wireless	2024	2023	2024	2023
(Dollars in millions)
EBITDA (Non-GAAP)	$46	$186	$404	$517
Add back or deduct:
Expenses related to strategic alternatives review	7	3	26	3
Loss on impairment of licenses	136	—	136	—
(Gain) loss on asset disposals, net	4	1	13	14
(Gain) loss on license sales and exchanges, net	(2)	—	4	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	191	190	583	534
Deduct:
Depreciation, amortization and accretion	155	148	466	456
Expenses related to strategic alternatives review	7	3	26	3
Loss on impairment of licenses	136	—	136	—
(Gain) loss on asset disposals, net	4	1	13	14
(Gain) loss on license sales and exchanges, net	(2)	—	4	—
Operating income (loss) (GAAP)	$(109)	$38	$(62)	$61

	Three Months Ended September 30,		Nine Months Ended September 30,
UScellular Towers	2024	2023	2024	2023
(Dollars in millions)
EBITDA (Non-GAAP)	$31	$30	$92	$90
Add back or deduct:
Expenses related to strategic alternatives review	—	—	2	—
(Gain) loss on asset disposals	—	—	1	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	31	30	95	90
Deduct:
Depreciation, amortization and accretion	12	11	33	34
Expenses related to strategic alternatives review	—	—	2	—
(Gain) loss on asset disposals, net	—	—	1	—
Operating income (GAAP)	$19	$19	$59	$56

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS TELECOM	2024	2023	2024	2023
(Dollars in millions)
Net income (GAAP)	$9	$4	$51	$19
Add back:
Income tax expense	4	—	15	6
Interest expense	(1)	(2)	(4)	(6)
Depreciation, amortization and accretion	68	61	199	180
EBITDA (Non-GAAP)	80	63	261	199
Add back or deduct:
(Gain) loss on asset disposals, net	3	6	8	8
Adjusted EBITDA (Non-GAAP)	83	68	269	207
Deduct:
Interest and dividend income	1	1	4	3
Other, net	1	—	3	1
Adjusted OIBDA (Non-GAAP)	81	67	263	203
Deduct:
Depreciation, amortization and accretion	68	61	199	180
(Gain) loss on asset disposals, net	3	6	8	8
Operating income (GAAP)	$10	$—	$56	$15
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

	Nine Months Ended September 30,
	2024	2023
(Dollars in millions)
Cash flows from operating activities (GAAP)	$933	$923
Cash paid for additions to property, plant and equipment	(655)	(906)
Cash paid for software license agreements	(32)	(29)
Free cash flow (Non-GAAP)	$246	$(12)

Licenses impairment, net of tax
The following non-GAAP financial measure isolates the total effects on net income of the current period Loss on impairment of licenses at UScellular, including tax impacts. TDS believes this measure may be useful to investors and other users of its financial information to assist in comparing the current period financial results with periods that were not impacted by such a charge.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions)
Net loss attributable to TDS common shareholders (GAAP)	$(83)	$(17)	$(86)	$(46)
Adjustments:
Loss on impairment of licenses	136	—	136	—
Deferred tax benefit on the tax-amortizable portion of the impaired licenses	(34)	—	(34)	—
UScellular noncontrolling public shareholders' portion of the impaired licenses	(17)	—	(17)	—
Subtotal of Non-GAAP adjustments	85	—	85	—
Net income (loss) attributable to TDS common shareholders excluding licenses impairment charge (Non-GAAP)	$2	$(17)	$(1)	$(46)

Application of Critical Accounting Policies and Estimates
TDS prepares its consolidated financial statements in accordance with GAAP. TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 10 — Leases in the Notes to Consolidated Financial Statements included in TDS' Form 10-K for the year ended December 31, 2023. TDS’ application of critical accounting policies and estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in TDS’ Form 10-K for the year ended December 31, 2023 and updated below based on developments since the TDS Form 10-K was filed.
Wireless Spectrum License Impairment – UScellular
Wireless spectrum licenses represent a significant component of TDS' consolidated assets. Wireless spectrum licenses are considered to be indefinite-lived assets, and therefore, are not amortized but are tested for impairment annually or more frequently if there are events or circumstances that cause UScellular to believe that their carrying values exceed their fair values. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
As a result of executing the Securities Purchase Agreement with T-Mobile during the second quarter of 2024, UScellular bifurcated its historical single unit of accounting into two units of accounting – wireless spectrum licenses to be sold under the Securities Purchase Agreement and wireless spectrum licenses to be retained. During the third quarter of 2024, UScellular’s efforts to monetize its spectrum assets not subject to the Securities Purchase Agreement provided new evidence that the highest and best use of the retained spectrum to current buyers would be in separate tranches. As a result, UScellular further divided its wireless spectrum licenses units of accounting from one retained unit into eleven units, resulting in twelve total units of accounting. UScellular concluded that there were events and circumstances in the third quarter of 2024 that caused UScellular to believe the carrying values of five of the units of accounting may exceed their respective fair values (i.e. triggering event), and accordingly a quantitative impairment assessment was performed for those units. There was no triggering event for the other units of accounting.
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the five units tested, using a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The midpoint of the range was established as the estimate of fair value for each unit of accounting. Based on this valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136 million impairment was recorded to Loss on impairment of licenses in the Consolidated Statement of Operations within UScellular’s Wireless segment during the third quarter of 2024. The impairment loss was substantially all related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161 million as of September 30, 2024 after the impairment loss. The impairment loss is driven by the change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.

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
Announced Transactions and Strategic Alternatives Review Risk Factors
▪TDS and UScellular entered into a Securities Purchase Agreement dated as of May 24, 2024 with T-Mobile and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. In addition, UScellular, and certain subsidiaries of UScellular, entered into the Verizon Purchase Agreement on October 17, 2024 to sell certain wireless spectrum licenses. There is no guarantee that the transactions contemplated by the Securities Purchase Agreement or the Verizon Purchase Agreement will be able to be consummated or that UScellular will be able to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement or the Verizon Purchase Agreement.
Operational Risk Factors
▪Intense competition involving products, services, pricing, promotions and network speed and technologies could adversely affect TDS’ revenues or increase its costs to compete.
▪TDS’ smaller scale relative to larger competitors that may have greater financial and other resources than TDS has caused and could continue to cause TDS to be unable to compete successfully, which has adversely affected and could continue to adversely affect its business, financial condition or results of operations.
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
TDS and UScellular entered into a Securities Purchase Agreement dated as of May 24, 2024 with T-Mobile and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. In addition, UScellular, and certain subsidiaries of UScellular, entered into the Verizon Purchase Agreement on October 17, 2024 to sell certain wireless spectrum licenses. There is no guarantee that the transactions contemplated by the Securities Purchase Agreement or the Verizon Purchase Agreement will be able to be consummated or that UScellular will be able to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement or the Verizon Purchase Agreement.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. As part of this review, on May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of the Securities Purchase Agreement pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement that will become effective at the closing date, which provides T-Mobile with an exclusive license to use certain UScellular spectrum assets at no cost for up to one-year for the purpose of providing continued, uninterrupted service to customers.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into the Verizon Purchase Agreement to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close.
The transactions resulting from the strategic alternatives review are subject to regulatory approval, which UScellular may not be able to obtain on the terms or timeline currently contemplated, or at all. Similarly, UScellular may not be able to satisfy the other closing conditions applicable to each of the transactions, which in the case of the Verizon transaction include the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. In addition, UScellular may be unable to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement or the Verizon Purchase Agreement.
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
In addition, the strategic alternatives review process has already resulted in the incurrence of significant expense - this is expected to continue. The execution of the Securities Purchase Agreement impacted UScellular's units of accounting and asset groups for purposes of assessing wireless spectrum licenses and property, plant and equipment for impairment, but did not require an impairment assessment to be performed during the second quarter of 2024. During the third quarter of 2024, there were events and circumstances that impacted the units of accounting for purposes of assessing wireless spectrum licenses for impairment. UScellular performed a quantitative impairment assessment on certain units of accounting and recorded an impairment in the third quarter of 2024. There may be future events that could require an impairment assessment to be performed which may result in additional impairments. There can be no assurance that such comprehensive process, which is ongoing, will result in the transactions or any strategic alternative of any kind being successfully completed or that the process or any outcomes of the process will not have an adverse impact on UScellular's business or financial statements.

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
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high-cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high-cost support for service to high-cost areas in 2023. While there is uncertainty, UScellular expects regulatory support payments to decline in future periods, and there is no assurance that UScellular will qualify for future regulatory support programs. TDS Telecom also received support under the Connect America Fund support program. The ACAM and E-ACAM programs have build-out requirements that may not be met, which would result in penalties, loss of support and/or deferral of future revenues. In 2023, TDS Telecom received $110 million under all federal regulatory support programs. There is no assurance that regulatory support payments will continue for TDS Telecom, and no assurance that TDS Telecom will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on TDS’ business, financial condition or operating results and cash flows. Adding to this uncertainty are a series of court cases challenging the constitutionality of the universal service fund program that establishes and administers these regulatory support payments. On July 24, 2024, differing from earlier decisions at the Sixth and Eleventh Circuits, the U.S. Court of Appeals for the Fifth Circuit sitting in en banc review ruled that the universal service fund program is unconstitutional as currently administered, and remanded the case to the FCC. The FCC has filed a petition for certiorari with the Supreme Court. In addition, a working group within Congress is considering legislative reform of the universal service funding program, but has not yet released legislative text. This ruling may have significant adverse effects on the funding that each of UScellular and TDS Telecom receives from programs like USF high-cost support and E-ACAM. Additionally, the ruling may have significant adverse effects on federal government supported programs that many of UScellular’s and TDS Telecom’s customers benefit from.
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
As of September 30, 2024, approximately 50% of TDS' long-term debt was in fixed-rate senior notes and approximately 50% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at September 30, 2024.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2024	$7	7.3%
2025	29	7.3%
2026	579	6.8%
2027	322	6.7%
2028	485	7.0%
Thereafter	2,786	6.9%
Total	$4,208	6.9%
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
2Represents the weighted average stated interest rates at September 30, 2024, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2024.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,027	$1,043	$3,105	$3,128
Equipment and product sales	197	235	619	720
Total operating revenues	1,224	1,278	3,724	3,848

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	295	311	890	933
Cost of equipment and products	221	256	681	794
Selling, general and administrative	422	432	1,271	1,308
Depreciation, amortization and accretion	238	225	704	681
Loss on impairment of licenses	136	—	136	—
(Gain) loss on asset disposals, net	6	6	23	22
(Gain) loss on sale of business and other exit costs, net	(12)	—	(12)	—
(Gain) loss on license sales and exchanges, net	(2)	—	4	—
Total operating expenses	1,304	1,230	3,697	3,738

Operating income (loss)	(80)	48	27	110

Investment and other income (expense)
Equity in earnings of unconsolidated entities	43	40	125	122
Interest and dividend income	8	5	20	16
Interest expense	(76)	(62)	(208)	(178)
Other, net	1	—	3	1
Total investment and other expense	(24)	(17)	(60)	(39)

Income (loss) before income taxes	(104)	31	(33)	71
Income tax expense (benefit)	(25)	27	1	55
Net income (loss)	(79)	4	(34)	16
Less: Net income (loss) attributable to noncontrolling interests, net of tax	(13)	4	—	10
Net income (loss) attributable to TDS shareholders	(66)	—	(34)	6
TDS Preferred Share dividends	17	17	52	52
Net loss attributable to TDS common shareholders	$(83)	$(17)	$(86)	$(46)

Basic weighted average shares outstanding	114	113	114	113
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.73)	$(0.16)	$(0.75)	$(0.41)

Diluted weighted average shares outstanding	114	113	114	113
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.73)	$(0.16)	$(0.75)	$(0.41)
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(34)	$16
Add (deduct) adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, amortization and accretion	704	681
Bad debts expense	72	77
Stock-based compensation expense	48	27
Deferred income taxes, net	(15)	38
Equity in earnings of unconsolidated entities	(125)	(122)
Distributions from unconsolidated entities	106	97
Loss on impairment of licenses	136	—
(Gain) loss on asset disposals, net	23	22
(Gain) loss on sale of business and other exit costs, net	(12)	—
(Gain) loss on license sales and exchanges, net	4	—
Other operating activities	6	4
Changes in assets and liabilities from operations
Accounts receivable	33	11
Equipment installment plans receivable	12	20
Inventory	37	87
Accounts payable	3	(36)
Customer deposits and deferred revenues	(3)	(15)
Accrued taxes	16	72
Accrued interest	13	8
Other assets and liabilities	(91)	(64)
Net cash provided by operating activities	933	923

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(655)	(906)
Cash paid for licenses	(17)	(24)
Cash received from divestitures	91	—
Other investing activities	1	8
Net cash used in investing activities	(580)	(922)

Cash flows from financing activities
Issuance of long-term debt	440	781
Repayment of long-term debt	(408)	(664)
Repayment of short-term debt	—	(60)
Tax payments for TDS stock-based compensation awards	(10)	(3)
Tax payments for UScellular stock-based compensation awards	(11)	(6)
Repurchase of TDS Common Shares	—	(6)
Repurchase of UScellular Common Shares	(26)	—
Dividends paid to TDS shareholders	(83)	(114)
Payment of debt issuance costs	(16)	(4)
Distributions to noncontrolling interests	(4)	(2)
Cash paid for software license agreements	(32)	(29)
Other financing activities	(1)	—
Net cash used in financing activities	(151)	(107)

Net increase (decrease) in cash, cash equivalents and restricted cash	202	(106)

Cash, cash equivalents and restricted cash
Beginning of period	270	399
End of period	$472	$293
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2024	December 31, 2023
(Dollars in millions)
Current assets
Cash and cash equivalents	$451	$236
Accounts receivable
Customers and agents, less allowances of $64 and $70, respectively	929	992
Other, less allowances of $2 and $4, respectively	68	82
Inventory, net	167	208
Prepaid expenses	88	86
Income taxes receivable	3	4
Other current assets	40	52
Total current assets	1,746	1,660

Assets held for sale	17	15

Licenses	4,586	4,702

Other intangible assets, net of accumulated amortization of $121 and $106, respectively	168	183

Investments in unconsolidated entities	524	505

Property, plant and equipment
In service and under construction	14,409	15,612
Less: Accumulated depreciation and amortization	9,422	10,550
Property, plant and equipment, net	4,987	5,062

Operating lease right-of-use assets	970	987

Other assets and deferred charges	728	807

Total assets[1]	$13,726	$13,921
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2024	December 31, 2023
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$29	$26
Accounts payable	334	360
Customer deposits and deferred revenues	270	277
Accrued interest	26	12
Accrued taxes	49	43
Accrued compensation	107	149
Short-term operating lease liabilities	151	147
Other current liabilities	132	170
Total current liabilities	1,098	1,184

Liabilities held for sale	7	—

Deferred liabilities and credits
Deferred income tax liability, net	961	975
Long-term operating lease liabilities	862	890
Other deferred liabilities and credits	812	784

Long-term debt, net	4,097	4,080

Commitments and contingencies

Noncontrolling interests with redemption features	16	12

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 113 shares (7 Series A Common and 106 Common Shares)
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,557	2,558
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, 0.0444 shares outstanding (0.0168 Series UU and 0.0276 Series VV)	1,074	1,074
Treasury shares, at cost, 19 and 20 Common Shares, respectively	(433)	(465)
Accumulated other comprehensive income	11	11
Retained earnings	1,865	2,023
Total TDS shareholders' equity	5,075	5,202

Noncontrolling interests	798	794

Total equity	5,873	5,996

Total liabilities and equity[1]	$13,726	$13,921
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of September 30, 2024 and December 31, 2023, include assets held by consolidated variable interest entities (VIEs) of $1,018 million and $1,188 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of September 30, 2024 and December 31, 2023, include certain liabilities of consolidated VIEs of $22 million and $23 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 12 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
June 30, 2024	$1	$2,542	$1,074	$(437)	$11	$1,957	$5,148	$834	$5,982
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(66)	(66)	—	(66)
Net income (loss) attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	(13)	(13)
TDS Common and Series A Common share dividends ($0.040 per share)	—	—	—	—	—	(5)	(5)	—	(5)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Incentive and compensation plans	—	6	—	4	—	(4)	6	—	6
Adjust investment in subsidiaries for issuances and other compensation plans	—	9	—	—	—	—	9	(23)	(14)
September 30, 2024	$1	$2,557	$1,074	$(433)	$11	$1,865	$5,075	$798	$5,873

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
June 30, 2023	$1	$2,532	$1,074	$(466)	$5	$2,606	$5,752	$785	$6,537
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	6	6
TDS Common and Series A Common share dividends ($0.185 per share)	—	—	—	—	—	(21)	(21)	—	(21)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Dividend reinvestment plan	—	—	—	1	—	(1)	—	—	—
Incentive and compensation plans	—	6	—	—	—	—	6	—	6
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	6	—	—	—	—	6	1	7
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
September 30, 2023	$1	$2,544	$1,074	$(465)	$5	$2,567	$5,726	$791	$6,517

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2023	$1	$2,558	$1,074	$(465)	$11	$2,023	$5,202	$794	$5,996
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(34)	(34)	—	(34)
Net income (loss) attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	(5)	(5)
TDS Common and Series A Common share dividends ($0.270 per share)	—	—	—	—	—	(31)	(31)	—	(31)
TDS Preferred share dividends ($1,242 per Series UU share and $1,125 per Series VV share)	—	—	—	—	—	(52)	(52)	—	(52)
Dividend reinvestment plan	—	—	—	1	—	—	1	—	1
Incentive and compensation plans	—	11	—	31	—	(41)	1	—	1
Adjust investment in subsidiaries for issuances and other compensation plans	—	(12)	—	—	—	—	(12)	12	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
September 30, 2024	$1	$2,557	$1,074	$(433)	$11	$1,865	$5,075	$798	$5,873

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2022	$1	$2,551	$1,074	$(481)	$5	$2,699	$5,849	$754	$6,603
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	6	6	—	6
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	10	10
TDS Common and Series A Common share dividends ($0.555 per share)	—	—	—	—	—	(62)	(62)	—	(62)
TDS Preferred share dividends ($1,242 per Series UU share and $1,125 per Series VV share)	—	—	—	—	—	(52)	(52)	—	(52)
Repurchase of Common Shares	—	—	—	(6)	—	—	(6)	—	(6)
Dividend reinvestment plan	—	1	—	3	—	(2)	2	—	2
Incentive and compensation plans	—	13	—	19	—	(22)	10	—	10
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(21)	—	—	—	—	(21)	29	8
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
September 30, 2023	$1	$2,544	$1,074	$(465)	$5	$2,567	$5,726	$791	$6,517
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
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2024, are UScellular Wireless, UScellular Towers and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes the operations of TDS’ wholly-owned hosted and managed services (HMS) subsidiary, which operates under the OneNeck IT Solutions brand, and its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). HMS’ and Suttle-Straus’ financial results were not significant to TDS’ operations. The HMS operations were sold to a third-party on September 3, 2024. See Note 7 — Divestitures for additional information. All of TDS’ segments operate only in the United States. See Note 14 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of September 30, 2024 and December 31, 2023, its results of operations and changes in equity for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2024 and 2023, doesn't materially differ from net income. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2023.
Change in Reportable Segments
During the second quarter of 2024, TDS and UScellular modified their reporting structure due to the planned disposal of the UScellular wireless operations and, as a result, disaggregated the UScellular operations into two reportable segments - Wireless and Towers. This presentation reflects how TDS' and UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. Prior periods have been updated to conform to the new reportable segments. See Note 14 — Business Segment Information for additional information about TDS' segments.
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $11 million and $18 million for the nine months ended September 30, 2024 and 2023, respectively.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 11 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	September 30, 2024	December 31, 2023
(Dollars in millions)
Cash and cash equivalents	$451	$236
Restricted cash included in Other current assets	21	34
Cash, cash equivalents and restricted cash in the statement of cash flows	$472	$270

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Three Months Ended September 30, 2024	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$669	$—	$—	$669
Residential	—	186	—	186
Commercial	—	36	—	36
Wholesale	—	40	—	40
Other service	52	—	13	65
Service revenues from contracts with customers	721	262	13	996
Equipment and product sales	175	—	22	197
Total revenues from contracts with customers[1]	896	262	35	1,193
Operating lease income[1]	26	1	4	31
Total operating revenues	$922	$263	$39	$1,224

Three Months Ended September 30, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$687	$—	$—	$687
Residential	—	177	—	177
Commercial	—	38	—	38
Wholesale	—	41	—	41
Other service	50	—	19	69
Service revenues from contracts with customers	737	255	19	1,012
Equipment and product sales	201	—	34	235
Total revenues from contracts with customers[1]	938	256	53	1,247
Operating lease income[1]	25	1	5	31
Total operating revenues	$963	$256	$59	$1,278

Nine Months Ended September 30, 2024	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,014	$—	$—	$2,014
Residential	—	558	—	558
Commercial	—	110	—	110
Wholesale	—	126	—	126
Other service	154	—	49	203
Service revenues from contracts with customers	2,168	794	49	3,011
Equipment and product sales	554	1	64	619
Total revenues from contracts with customers[1]	2,722	794	113	3,630
Operating lease income[1]	77	2	15	94
Total operating revenues	$2,799	$797	$128	$3,724

Nine Months Ended September 30, 2023	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,065	$—	$—	$2,065
Residential	—	521	—	521
Commercial	—	118	—	118
Wholesale	—	125	—	125
Other service	149	—	55	204
Service revenues from contracts with customers	2,214	763	55	3,033
Equipment and product sales	617	1	102	720
Total revenues from contracts with customers[1]	2,831	764	157	3,753
Operating lease income[1]	75	3	17	95
Total operating revenues	$2,906	$767	$175	$3,848

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

	September 30, 2024	December 31, 2023
(Dollars in millions)
Contract assets	$10	$14
Contract liabilities	$359	$380
Revenue recognized related to contract liabilities existing at January 1, 2024 was $222 million for the nine months ended September 30, 2024.

Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of September 30, 2024 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.
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

Service Revenues
(Dollars in millions)
Remainder of 2024	$177
2025	191
Thereafter	140
Total	$508
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

	September 30, 2024	December 31, 2023
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$142	$143
Fulfillment costs
Installation costs	2	6
Total contract cost assets	$144	$149
Amortization of contract cost assets was $24 million and $74 million for the three and nine months ended September 30, 2024, respectively, and $27 million and $82 million for the three and nine months ended September 30, 2023, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of September 30, 2024 and December 31, 2023, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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
As of September 30, 2024 UScellular recorded a net written call option at fair value, which was considered Level 3 within the fair value hierarchy. See Note 7 — Divestitures for additional information.
TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	September 30, 2024		December 31, 2023
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt	2	$4,169	$4,100	$4,139	$3,651
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
The following table summarizes equipment installment plan receivables.

	September 30, 2024	December 31, 2023
(Dollars in millions)
Equipment installment plan receivables, gross	$1,075	$1,151
Allowance for credit losses	(80)	(90)
Equipment installment plan receivables, net	$995	$1,061

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$578	$577
Other assets and deferred charges (Non-current portion)	417	484
Equipment installment plan receivables, net	$995	$1,061

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

	September 30, 2024					December 31, 2023
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$934	$68	$13	$5	$1,020	$977	$88	$16	$4	$1,085
Billed — current	34	3	1	—	38	35	5	2	1	43
Billed — past due	10	4	2	1	17	12	7	3	1	23
Total	$978	$75	$16	$6	$1,075	$1,024	$100	$21	$6	$1,151
The balance of the equipment installment plan receivables as of September 30, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	2024	Total
(Dollars in millions)
Lowest Risk	$1	$189	$395	$393	$978
Lower Risk	—	8	26	41	75
Slight Risk	—	1	4	11	16
Higher Risk	—	—	2	4	6
Total	$1	$198	$427	$449	$1,075
The write-offs, net of recoveries for the nine months ended September 30, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	2024	Total
(Dollars in millions)
Write-offs, net of recoveries	$(1)	$15	$34	$6	$54
Activity for the nine months ended September 30, 2024 and 2023, in the allowance for credit losses for equipment installment plan receivables was as follows:

	September 30, 2024	September 30, 2023
(Dollars in millions)
Allowance for credit losses, beginning of period	$90	$96
Bad debts expense	44	47
Write-offs, net of recoveries	(54)	(58)
Allowance for credit losses, end of period	$80	$85
Note 5 Income Taxes
The effective tax rate on Income before income (loss) taxes for the three and nine months ended September 30, 2024 was 24.2% and (2.5)%, respectively. These effective tax rates reflect the impacts of recurring tax adjustments including nondeductible interest and compensation expenses as well as the discrete impact of the impairment of certain wireless spectrum licenses and tax impacts of divesting the HMS operations.
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
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to TDS common shareholders used in basic earnings (loss) per share	$(83)	$(17)	$(86)	$(46)
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	—	(1)	—	—
Net income (loss) attributable to TDS shareholders	$(83)	$(18)	$(86)	$(46)

Weighted average number of shares used in basic and diluted earnings (loss) per share:
Common Shares	107	106	107	106
Series A Common Shares	7	7	7	7
Total	114	113	114	113

Basic earnings (loss) per share attributable to TDS common shareholders	$(0.73)	$(0.16)	$(0.75)	$(0.41)

Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.73)	$(0.16)	$(0.75)	$(0.41)
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 5 million and 6 million for the three and nine months ended September 30, 2024, respectively, and 6 million and 5 million for the three and nine months ended September 30, 2023, respectively.

Note 7 Divestitures
UScellular
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustment as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement that will become effective at the closing date, which provides T-Mobile with an exclusive license to use certain UScellular spectrum assets at no cost for up to one-year for the purpose of providing continued, uninterrupted service to customers. UScellular expects to present the wireless operations and select spectrum assets sold to T-Mobile as discontinued operations if and when the accounting criteria is met. The transactions are expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of September 30, 2024, UScellular's book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.

The strategic alternatives review process is ongoing as UScellular seeks to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement or the Verizon Purchase Agreement.

TDS incurred third-party expenses related to the announced transactions and strategic alternatives review of $11 million and $43 million for the three and nine months ended September 30, 2024, respectively, and $4 million for both the three and nine months ended September 30, 2023, which are included in Selling, general and administrative expenses.
UScellular also assessed whether the execution of the Securities Purchase Agreement constituted a significant change in the way it expects to operate its long-lived assets. Specifically, given the Securities Purchase Agreement, and UScellular's plan to divest of its wireless operations, UScellular expects to generate cash flows from the wireless operations separately from the retained business. Therefore, in the second quarter of 2024, UScellular bifurcated the historical single asset group into two asset groups – wireless and towers. At that time, UScellular also assessed whether an impairment test of its long-lived assets was required and determined that there was no triggering event present due to the factors just described that required a recoverability test to be performed. In the third quarter of 2024, UScellular re-assessed whether an impairment test of its long-lived assets was required considering the wireless spectrum license impairment and determined that there was no triggering event that required a recoverability test to be performed.
As part of the transaction, UScellular entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and UScellular has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106 million. The call option notice period started on May 24, 2024, and the put exercise period starts at the close of the broader transaction. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. UScellular accounts for this instrument as a net written call option and records such option at fair value each reporting period unless/until such option is exercised or terminated. UScellular estimated the fair value of the net written call option at $6 million as of September 30, 2024, which was recorded to Other deferred liabilities and credits in the Consolidated Balance Sheet. The change in fair value is recorded to (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.
TDS Telecom
On May 31, 2024, TDS Telecom entered into an agreement with a third-party to sell certain incumbent markets in Virginia for a purchase price of $31 million. The assets and liabilities of the markets being sold have been classified as held for sale in the Consolidated Balance Sheet as of September 30, 2024. The transaction is expected to close in the fourth quarter of 2024, subject to customary closing conditions.
On August 19, 2024, TDS Telecom entered into agreements with third-parties to sell certain assets and liabilities of its cable operations in Texas for a price of $26 million. The assets and liabilities of the operations being sold have been classified as held for sale in the Consolidated Balance Sheet as of September 30, 2024. The transaction is expected to close in the fourth quarter of 2024, subject to customary closing conditions.

Other
On May 31, 2024, TDS entered into an agreement to sell its HMS operations, which operated through wholly-owned subsidiaries OneNeck IT Solutions LLC and OneNeck Data Center Holdings LLC to a third-party for a purchase price, subject to adjustment as specified in the agreement, of $101 million, with an additional $9 million of contingent proceeds. The transaction closed on September 3, 2024, and TDS received proceeds of $91 million and recognized a book gain of $12 million in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.
Note 8 Intangible Assets
Wireless Spectrum License Impairment – UScellular
Wireless spectrum licenses represent a significant component of TDS' consolidated assets. Wireless spectrum licenses are considered to be indefinite-lived assets, and therefore, are not amortized but are tested for impairment annually or more frequently if there are events or circumstances that cause UScellular to believe that their carrying values exceed their fair values. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
As a result of executing the Securities Purchase Agreement with T-Mobile during the second quarter of 2024, UScellular bifurcated its historical single unit of accounting into two units of accounting – wireless spectrum licenses to be sold under the Securities Purchase Agreement and wireless spectrum licenses to be retained. During the third quarter of 2024, UScellular’s efforts to monetize its spectrum assets not subject to the Securities Purchase Agreement provided new evidence that the highest and best use of the retained spectrum to current buyers would be in separate tranches. As a result, UScellular further divided its wireless spectrum licenses units of accounting from one retained unit into eleven units, resulting in twelve total units of accounting. UScellular concluded that there were events and circumstances in the third quarter of 2024 that caused UScellular to believe the carrying values of five of the units of accounting may exceed their respective fair values (i.e. triggering event), and accordingly a quantitative impairment assessment was performed for those units. There was no triggering event for the other units of accounting.
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the five units tested, using a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The midpoint of the range was established as the estimate of fair value for each unit of accounting. Based on this valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136 million impairment was recorded to Loss on impairment of licenses in the Consolidated Statement of Operations within UScellular’s Wireless segment during the third quarter of 2024. The impairment loss was substantially all related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161 million as of September 30, 2024, after the impairment loss. The impairment loss is driven by the change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.

Note 9 Investments in Unconsolidated Entities
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

	September 30, 2024	December 31, 2023
(Dollars in millions)
Equity method investments	$495	$477
Measurement alternative method investments	20	19
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$524	$505
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Dollars in millions)
Revenues	$1,884	$1,812	$5,561	$5,390
Operating expenses	1,470	1,426	4,311	4,154
Operating income	414	386	1,250	1,236
Other income (expense), net	—	(13)	—	(21)
Net income	$414	$373	$1,250	$1,215
Note 10 Asset Retirement Obligations
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
During the three months ended September 30, 2024, UScellular and TDS Telecom performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the reviews and other changes in asset retirement obligations during the nine months ended September 30, 2024 were as follows:

Asset Retirement Obligations
(Dollars in millions)
Balance at December 31, 2023	$556
Additional liabilities accrued	24
Revisions in estimated cash outflows	9
Disposition of assets	(7)
Accretion expense	22
Balance at September 30, 2024	$604

Note 11 Debt
Revolving Credit Agreements
TDS has a revolving credit agreement with maximum borrowing capacity of $400 million. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During the nine months ended September 30, 2024, TDS borrowed $100 million and repaid $200 million under its revolving credit agreement. Borrowings under the TDS revolving credit agreement bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.60%. As of September 30, 2024, there were no outstanding borrowings and the unused borrowing capacity was $399 million.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.15%. During the nine months ended September 30, 2024, UScellular borrowed $40 million and repaid $188 million under its receivables securitization agreement. As of September 30, 2024, the outstanding borrowings under the agreement were $2 million and the unused borrowing capacity was $448 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of September 30, 2024, the USCC Master Note Trust held $132 million of assets available to be pledged as collateral for the receivables securitization agreement.
Term Loan Agreements
In May 2024, TDS entered into a $375 million unsecured term loan credit agreement. At closing, $300 million was drawn, less original issue discount, and the remaining $75 million may be drawn until November 2025. The maturity date of the agreement is May 2029. The agreement requires TDS to make prepayments of the outstanding borrowings to the extent TDS receives cash proceeds in excess of prescribed thresholds from certain transactions as more fully described in the agreement. Borrowings under the agreement bear interest at a rate of SOFR plus 7.00%. Quarterly payments of the outstanding borrowings multiplied by 0.25% were required beginning in September 2024, with the amount increasing if the remaining available capacity is drawn. As of September 30, 2024, the outstanding borrowings under the agreement were $299 million.
In October 2024, UScellular repaid $40 million under its term loan agreement due July 2026.
Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and UScellular are required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of September 30, 2024 with all such financial covenants.
The term loan agreement entered into in May 2024 requires TDS to comply with certain affirmative and negative covenants, which includes a financial covenant that may restrict the borrowing capacity available. TDS is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.50 to 1.00 from April 1, 2024 through March 31, 2025; 4.25 to 1.00 from April 1, 2025 and thereafter. TDS believes that it was in compliance as of September 30, 2024 with such financial covenant.

Note 12 Variable Interest Entities
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

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30, 2024	December 31, 2023
(Dollars in millions)
Assets
Cash and cash equivalents	$49	$24
Accounts receivable	626	631
Inventory, net	4	4
Other current assets	17	30
Licenses	639	639
Property, plant and equipment, net	113	123
Operating lease right-of-use assets	44	43
Other assets and deferred charges	427	494
Total assets	$1,919	$1,988

Liabilities
Current liabilities	$33	$34
Long-term operating lease liabilities	39	38
Other deferred liabilities and credits	25	26
Total liabilities[1]	$97	$98
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 11 – Debt for additional information.
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the TDS financial statements under the variable interest model.
TDS’ total investment in these unconsolidated entities was $5 million and $6 million at September 30, 2024 and December 31, 2023, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $295 million and $276 million during the nine months ended September 30, 2024 and 2023, respectively, of which $253 million in 2024 and $244 million in 2023, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
The limited partnership agreement of Advantage Spectrum also provided the general partner with a put option whereby the general partner may require the limited partner, a subsidiary of UScellular, to purchase its interest in the limited partnership. The put option was not exercised during the exercise period.
Note 13 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Nine Months Ended September 30,	2024	2023
(Dollars in millions)
Net income (loss) attributable to TDS shareholders	$(34)	$6
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(43)	(33)
Net transfers (to) from noncontrolling interests	(43)	(33)
Net income (loss) attributable to TDS shareholders after transfers (to) from noncontrolling interests	$(77)	$(27)

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

Financial data for TDS’ reportable segments for the three and nine month periods ended, or as of September 30, 2024 and 2023, is as follows. See Note 1 — Basis of Presentation for additional information.

	UScellular
Three Months Ended or as of September 30, 2024	Wireless	Towers	Intra-company eliminations	UScellular Total	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$721	$59	$(33)	$747	$262	$18	$1,027
Equipment and product sales	175	—	—	175	—	22	197
Total operating revenues	896	59	(33)	922	263	39	1,224
Cost of services (excluding Depreciation, amortization and accretion reported below)	193	20	(33)	180	101	14	295
Cost of equipment and products	203	—	—	203	—	18	221
Selling, general and administrative	316	8	—	324	81	17	422
Depreciation, amortization and accretion	155	12	—	167	68	3	238
Loss on impairment of licenses	136	—	—	136	—	—	136
(Gain) loss on asset disposals, net	4	—	—	4	3	(1)	6
(Gain) loss on sale of business and other exit costs, net	—	—	—	—	—	(12)	(12)
(Gain) loss on license sales and exchanges, net	(2)	—	—	(2)	—	—	(2)
Operating income (loss)	(109)	19	—	(90)	10	—	(80)
Equity in earnings of unconsolidated entities[1]				43	—	—	43
Interest and dividend income[1]				4	1	3	8
Interest expense[1]				(49)	1	(28)	(76)
Other, net[1]				—	1	—	1
Income (loss) before income taxes				(92)	14	(26)	(104)
Income tax expense (benefit)[1]				(14)	4	(15)	(25)
Net income (loss)				(78)	9	(10)	(79)
Add back:
Depreciation, amortization and accretion	155	12	—	167	68	3	238
Expenses related to strategic alternatives review	7	—	—	7	—	4	11
Loss on impairment of licenses	136	—	—	136	—	—	136
(Gain) loss on asset disposals, net	4	—	—	4	3	(1)	6
(Gain) loss on sale of business and other exit costs, net	—	—	—	—	—	(12)	(12)
(Gain) loss on license sales and exchanges, net	(2)	—	—	(2)	—	—	(2)
Interest expense[1]				49	(1)	28	76
Income tax expense (benefit)[1]				(14)	4	(15)	(25)
Adjusted EBITDA[2]	$191	$31	$—	$269	$83	$(3)	$349

Investments in unconsolidated entities[1]				$478	$4	$42	$524
Total assets[3]				$10,516	$2,923	$287	$13,726
Capital expenditures	$114	$6	$—	$120	$78	$1	$199

	UScellular
Three Months Ended or as of September 30, 2023	Wireless	Towers	Intra-company eliminations	UScellular Total	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$737	$57	$(32)	$762	$256	$25	$1,043
Equipment and product sales	201	—	—	201	—	34	235
Total operating revenues	938	57	(32)	963	256	59	1,278
Cost of services (excluding Depreciation, amortization and accretion reported below)	199	18	(32)	185	107	19	311
Cost of equipment and products	228	—	—	228	—	28	256
Selling, general and administrative	324	9	—	333	82	17	432
Depreciation, amortization and accretion	148	11	—	159	61	5	225
(Gain) loss on asset disposals, net	1	—	—	1	6	(1)	6
Operating income (loss)	38	19	—	57	—	(9)	48
Equity in earnings of unconsolidated entities[1]				40	—	—	40
Interest and dividend income[1]				3	1	1	5
Interest expense[1]				(50)	2	(14)	(62)
Income (loss) before income taxes				50	4	(23)	31
Income tax expense (benefit)[1]				27	—	—	27
Net income (loss)				23	4	(23)	4
Add back:
Depreciation, amortization and accretion	148	11	—	159	61	5	225
Expenses related to strategic alternatives review	3	—	—	3	—	1	4
(Gain) loss on asset disposals, net	1	—	—	1	6	(1)	6
Interest expense[1]				50	(2)	14	62
Income tax expense[1]				27	—	—	27
Adjusted EBITDA[2]	$190	$30	$—	$263	$68	$(3)	$328

Investments in unconsolidated entities[1]				$477	$4	$39	$520
Total assets[3]				$10,749	$3,315	$350	$14,414
Capital expenditures	$106	$5	$—	$111	$172	$2	$285

	UScellular
Nine Months Ended or as of September 30, 2024	Wireless	Towers	Intra-company eliminations	UScellular Total	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,168	$175	$(98)	$2,245	$796	$64	$3,105
Equipment and product sales	554	—	—	554	1	64	619
Total operating revenues	2,722	175	(98)	2,799	797	128	3,724
Cost of services (excluding Depreciation, amortization and accretion reported below)	582	58	(98)	542	297	51	890
Cost of equipment and products	630	—	—	630	1	50	681
Selling, general and administrative	953	24	—	977	236	58	1,271
Depreciation, amortization and accretion	466	33	—	499	199	6	704
Loss on impairment of licenses	136	—	—	136	—	—	136
(Gain) loss on asset disposals, net	13	1	—	14	8	1	23
(Gain) loss on sale of business and other exit costs, net	—	—	—	—	—	(12)	(12)
(Gain) loss on license sales and exchanges, net	4	—	—	4	—	—	4
Operating income (loss)	(62)	59	—	(3)	56	(26)	27
Equity in earnings of unconsolidated entities[1]				123	—	2	125
Interest and dividend income[1]				9	4	7	20
Interest expense[1]				(137)	4	(75)	(208)
Other, net[1]				—	3	—	3
Income (loss) before income taxes				(8)	66	(91)	(33)
Income tax expense (benefit)[1]				29	15	(43)	1
Net income (loss)				(37)	51	(48)	(34)
Add back:
Depreciation, amortization and accretion	466	33	—	499	199	6	704
Expenses related to strategic alternatives review	26	2	—	28	—	15	43
Loss on impairment of licenses	136	—	—	136	—	—	136
(Gain) loss on asset disposals, net	13	1	—	14	8	1	23
(Gain) loss on sale of business and other exit costs, net	—	—	—	—	—	(12)	(12)
(Gain) loss on license sales and exchanges, net	4	—	—	4	—	—	4
Interest expense[1]				137	(4)	75	208
Income tax expense (benefit)[1]				29	15	(43)	1
Adjusted EBITDA[2]	$583	$95	$—	$810	$269	$(6)	$1,073

Capital expenditures	$400	$15	$—	$415	$242	$6	$663

	UScellular
Nine Months Ended or as of September 30, 2023	Wireless	Towers	Intra-company eliminations	UScellular Total	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Operating revenues
Service	$2,214	$170	$(95)	$2,289	$766	$73	$3,128
Equipment and product sales	617	—	—	617	1	102	720
Total operating revenues	2,831	170	(95)	2,906	767	175	3,848
Cost of services (excluding Depreciation, amortization and accretion reported below)	597	55	(95)	557	319	57	933
Cost of equipment and products	708	—	—	708	—	86	794
Selling, general and administrative	995	25	—	1,020	244	44	1,308
Depreciation, amortization and accretion	456	34	—	490	180	11	681
(Gain) loss on asset disposals, net	14	—	—	14	8	—	22
Operating income (loss)	61	56	—	117	15	(22)	110
Equity in earnings of unconsolidated entities[1]				121	—	1	122
Interest and dividend income[1]				8	3	5	16
Interest expense[1]				(147)	6	(37)	(178)
Other, net[1]				—	1	—	1
Income (loss) before income taxes				99	25	(53)	71
Income tax expense (benefit)[1]				56	6	(7)	55
Net income (loss)				43	19	(46)	16
Add back:
Depreciation, amortization and accretion	456	34	—	490	180	11	681
Expenses related to strategic alternatives review	3	—	—	3	—	1	4
(Gain) loss on asset disposals, net	14	—	—	14	8	—	22
Interest expense[1]				147	(6)	37	178
Income tax expense (benefit)[1]				56	6	(7)	55
Adjusted EBITDA[2]	$534	$90	$—	$753	$207	$(4)	$956

Capital expenditures	$452	$10	$—	$462	$434	$10	$906
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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
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
Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2024.
The maximum dollar value of shares that may yet be purchased under this program was $132 million as of September 30, 2024. There were no purchases made by or on behalf of TDS, and no open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of TDS’ directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

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

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	40	-	44
		Notes to Consolidated Financial Statements	48	-	61

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	34

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

	Item 4.	Controls and Procedures	66

Part II.	Other Information

	Item 1.	Legal Proceedings	66

	Item1A.	Risk Factors	37

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

	Item 5.	Other Information	67

	Item 6.	Exhibits	68

Signatures			70

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	November 1, 2024	/s/ LeRoy T. Carlson, Jr.
LeRoy T. Carlson, Jr. President and Chief Executive Officer (principal executive officer)

Date:	November 1, 2024	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)