Form 10-K
period 2024-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2025-02-21
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
As of June 28, 2024, the aggregate market values of the registrant’s Common Shares and Series A Common Shares held by non-affiliates were approximately $2 billion and less than $1 million, respectively. For purposes hereof, Telephone and Data Systems, Inc. (TDS) has assumed that each director and executive officer is an affiliate, and no party who has filed a Schedule 13G is an affiliate. The June 28, 2024 closing price of the Common Shares was $20.73 as reported by the New York Stock Exchange. Because trading in the Series A Common Shares is infrequent, the registrant has assumed for purposes hereof that each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares are convertible on a share-for-share basis into Common Shares.
The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2025, is 107 million Common Shares, $.01 par value, and 7 million Series A Common Shares, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 30, 2025, for the 2025 Annual Meeting of Shareholders scheduled to be held May 22, 2025, are herein incorporated by reference into Parts II and III of this report.

PART I
Item 1. Business
Telephone and Data Systems, Inc. (TDS) provides high-quality communications services to customers with 4.4 million retail wireless connections and 1.1 million broadband, video and voice connections at December 31, 2024. TDS conducts wireless operations through its majority-owned subsidiary, United States Cellular Corporation (UScellular). As of December 31, 2024, TDS owned 83% of the combined total of the outstanding Common Shares and Series A Common Shares of UScellular and controlled 96% of the combined voting power of both classes of UScellular common stock. TDS provides broadband, video, voice and wireless services through its wholly-owned subsidiary TDS Telecommunications LLC (TDS Telecom). TDS Common Shares trade under the ticker symbol “TDS” on the New York Stock Exchange (NYSE). UScellular Common Shares trade on the NYSE under the ticker symbol “USM.”
Under listing standards of the NYSE, TDS is a “controlled company” as such term is defined by the NYSE. TDS is a controlled company because over 50% of the voting power for the election of a majority of the directors of TDS is held by the trustees of the TDS Voting Trust.
During the second quarter of 2024, TDS and UScellular modified their reporting structure due to the planned disposal of the UScellular wireless operations and, as a result, disaggregated the UScellular operations into two reportable segments – Wireless and Towers. TDS has three reportable segments: UScellular Wireless, UScellular Towers and TDS Telecom. TDS operations also include the operations of its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). TDS' wholly-owned hosted and managed services (HMS) subsidiary, which operated under the OneNeck IT Solutions brand was sold to a third-party on September 3, 2024. See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information. HMS' and Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS' segments operate entirely in the United States. See Note 20 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.
The map below highlights TDS’ consolidated areas of operations:

UScellular operations
TDS Telecom operations
TDS headquarters, Chicago, IL

UScellular OPERATIONS
General
UScellular provides wireless telecommunications services to customers with 4.4 million retail connections in portions of 21 states collectively representing a total population of 33 million. UScellular operates in two reportable segments – Wireless and Towers. All of its wireless operating markets are in the United States.
Operating Strategy, Recent Developments and Community Focus
UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service and competitive devices, plans and pricing - all provided with a community focus.
UScellular operates a regional wireless network. UScellular’s interests in wireless spectrum licenses include both direct interests whereby UScellular is the licensee and investment interests in entities which are licensees; together, these direct and investment interests involve operating and non-operating wireless spectrum licenses covering portions of 30 states and a total population of approximately 51 million as of December 31, 2024.
UScellular owns and operates towers which support UScellular's wireless network. UScellular also leases space on its owned towers to other wireless service providers. As of December 31, 2024, UScellular owned 4,409 towers with 2,444 third-party colocations.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustments, as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The purchase price includes $100 million contingent on the satisfaction of certain financial and operational metrics. The purchase price also includes $400 million allocated to certain wireless spectrum licenses held by entities in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entities that UScellular does not currently own. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that will become effective at the closing date, which provide T-Mobile with an exclusive license to use certain UScellular spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The sale of the wireless business to T-Mobile is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of December 31, 2024, the book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.
On November 6, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc., to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of December 31, 2024, the book value of the wireless spectrum licenses to be sold was $859 million. The transaction is subject to regulatory approval and other customary closing conditions and substantially all of the licenses subject to the transaction are contingent on the closing of the T-Mobile transaction. The purchase price includes $232 million allocated to certain wireless spectrum licenses that are held by an entity in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entity that UScellular does not currently own.
The strategic alternatives review process is ongoing as UScellular works toward closing the transactions signed during 2024, including the T-Mobile, Verizon and AT&T transactions and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.
As part of its business development strategy, UScellular may periodically be engaged in negotiations relating to strategic partnerships and/or the acquisition, exchange or disposition of companies, strategic properties, spectrum licenses and/or investment interests.

UScellular has a longstanding commitment to supporting its local communities through donations and volunteerism. UScellular focuses its Corporate Social Responsibility program on addressing gaps in STEM (Science, Technology, Engineering and Math) education and connecting tomorrow’s innovators with the resources they need today to help shape their future opportunities. UScellular serves its local communities through exclusive partnerships with acclaimed national nonprofit partners. In 2024, UScellular continued exploring ways to leverage its assets, brand, partnerships, and resources to close the digital divide with a focus on helping to ensure youth in its markets have reliable and fast internet access in school and at home through the After School Access Project. In addition, UScellular continues to participate in the TDS Environmental, Social and Governance (ESG) program. UScellular believes in serving as a good steward of the environment and enacting governance practices that align with its corporate values and commitment to its customers, associates, communities and shareholders.
Customers, Services, Products and Seasonality
Customers. UScellular focuses on consumer, business and government customers located in its operating markets. These customers are served primarily through UScellular’s retail stores and digital platform, as well as its direct and indirect sales channels.
Services. UScellular provides a wide variety of wireless services accessible on a broad range of devices. Customers can obtain wireless services on a postpaid or prepaid basis. A single account may include monthly wireless services for a variety of handsets, connected devices and IoT Solutions. A postpaid connection represents an individual line of service for a device for which a customer is generally billed one month in advance for a monthly access charge in return for access to and usage of network services. UScellular’s prepaid service enables individuals to obtain services without credit verification by paying for all services in advance. Approximately 90% of retail connections were postpaid connections as of December 31, 2024.
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
UScellular offers home and business internet throughout the footprint via fixed wireless access. Options include an in-home self-installed device and a self-installation device mounted on the external side of a window.
UScellular offers advanced wireless solutions to consumers and business and government customers including an expansive suite of connected Internet of things (IoT) solutions and software applications across the categories of monitor and control (e.g., sensors and cameras), business automation/operations (e.g., e-forms, office solutions), communication (e.g., enterprise messaging, unified communications, primary and back-up internet connectivity for business continuity), fleet/asset/video management solutions, security solutions, private cellular networks (PCN) and custom and bespoke end-to-end IoT solutions et al. The business organization also offers an extensive selection of professional and managed services including staff augmentation, IPX services, and SIM management. Lastly, for first responders, UScellular offers a suite of critical connectivity solutions that includes Wireless Priority Services (WPS) and Quality Priority and Preemption (QPP) options.
Products. UScellular offers a comprehensive range of devices such as smartphones and other handsets, tablets, wearables, mobile hotspots, fixed wireless home internet, and IoT devices. In addition, UScellular also offers a wide range of accessories, including wireless essentials such as cases, screen protectors, cables, chargers, memory cards and consumer electronics such as Bluetooth audio, wi-fi enabled cameras, and networking products. UScellular allows customers to purchase certain devices and accessories on installment plans, allowing for customers to pay over a specified period of time.
UScellular also offers services that enable customers to replace or repair their devices, including the Device Protection+ program, which provides as soon as next-day delivery of a replacement device for damaged, lost and stolen devices, and AppleCare services for Apple iOS customers. UScellular's Device Protection+ Advanced program also includes local or on-demand repair for eligible devices. In addition, UScellular offers a Trade-In program through which UScellular acquires customers' used equipment in exchange for promotional or bill credit.
UScellular purchases devices and accessory products from a number of original equipment manufacturers and distributors. UScellular manages relationships with its suppliers to ensure its customers have access to the industry's latest devices, to obtain best possible pricing, and to identify opportunities for promotional support from its suppliers. UScellular contracts with third-party providers for its product warehousing, distribution and direct customer fulfillment activities. UScellular also contracts with third-party providers for its device service programs.
Seasonality. Seasonality in operating expenses may cause operating income to vary from quarter to quarter. UScellular’s operating expenses tend to be higher in the fourth quarter due to increased marketing and promotional activities during the holiday season.
Sales and Distribution Channels
UScellular supports a multi-faceted distribution program, including retail sales, direct sales, telesales, ecommerce, and indirect sales including resellers, independent agents and a third-party national retailer.

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
UScellular has relationships with exclusive and non-exclusive agents (collectively “agents”), which are independent businesses that obtain and service customers for UScellular on a commission basis. UScellular’s agents are generally in the business of selling wireless devices, wireless service plans and other related products to consumer and business and government customers. UScellular provides support and training to its agents to increase customer satisfaction and to ensure a consistent customer experience.
UScellular also maintains a relationship with a large national retailer, selling postpaid and prepaid devices and similar to the agents, this national retailer obtains and services UScellular postpaid and prepaid customers on a commission basis.
Competition
The wireless telecommunication industry is highly competitive. UScellular competes directly with several wireless service providers in each of its markets. In general, there are at least four competitors across UScellular's service area, including to a varying degree: the national wireless companies - Verizon Communications Inc., AT&T Inc., T-Mobile US, Inc., and Dish Network Corporation, cable wireless, which predominantly includes Comcast Corporation and Charter Communications, Inc., and mobile virtual network operators (MVNOs). In addition, UScellular competes with other companies that use alternative communication technology and services to provide similar services and products.
Since each of these competitors has access to comparable technology and facilities, competition among wireless service providers for customers is principally on the basis of types of services and products offered, price, brand, network quality, network speed and responsiveness of customer service. Types of services and products include non–wireless related services such as content offerings that are bundled with wireless services.
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
5G technology helps address customers’ growing demand for data services and enhanced services, including high-speed fixed wireless home internet services, requiring high speed and reliability as well as low latency. UScellular supports mobility and fixed wireless services through a combination of low-band, mid-band and high-band spectrum. In 2019-2023, UScellular focused on 5G coverage and predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023 and 2024, UScellular has focused on deploying 5G over its mid-band spectrum, largely overlapping areas already covered with low-band 5G service to enhance speed and capacity for UScellular's mobility and fixed wireless services. As of December 31, 2024, mid-band spectrum is deployed on sites that covered nearly 50% of data and voice traffic.
UScellular also operates a 4G LTE network including VoLTE technology, which allows customers to utilize a 4G LTE enabled mobile device for voice and data services, including high-definition voice and simultaneous voice and data sessions.
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
Towers. UScellular owns and leases cell towers to provide service to its customers throughout its footprint. UScellular receives tower rental revenues when another carrier leases tower space on a UScellular owned tower. As of December 31, 2024, there were 7,010 cell sites in service of which UScellular owned 4,409.

TDS TELECOM OPERATIONS
General
TDS Telecom provides communications services to 1.1 million connections in 31 states through its high-quality fiber, coaxial and copper networks. TDS Telecom operates in one reportable segment, and its operating markets are located in a mix of small to mid-sized urban, suburban and rural communities throughout the United States.
Operating Strategy and Community Focus
TDS Telecom invests in high-quality networks, services and products, with the constant focus on delivering outstanding customer service. Through its investments, TDS Telecom intends to improve its broadband services and extend its footprint. TDS Telecom intends to augment that broadband growth by bundling with video, voice, wireless and other value-added services. TDS Telecom seeks to be the preferred broadband provider by offering fiber-rich networks, high-quality products and services, and a seamless customer experience.
A key strategic initiative for TDS Telecom is investing in fiber to provide broadband speeds of up to 8 Gigabits per second (Gbps). Fiber builds allow TDS Telecom to deliver more robust residential and commercial products in its markets that have historically utilized copper technologies and to target attractive, growing markets to increase its total footprint. In 2024, TDS Telecom continued to expand its footprint through fiber investments in Wisconsin and the Pacific Northwest. TDS Telecom may seek to grow its operations through additional investments in fiber and through the acquisition of and/or partnership with businesses that support and complement its existing markets or by creating entirely new clusters of markets in attractive locations. To optimize its portfolio, TDS is exploring opportunities to divest certain markets.
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
In order to provide IP-based services, TDS Telecom has developed and deployed an inter-regional data routing infrastructure using owned and leased fiber capacity which allows it to leverage its 400-gigabit core network. This configuration, along with the continued development of an IP network that interconnects substantially all the existing service territories, provides redundancy and allows for next generation IP service offerings.
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
Customers, Services and Products
Residential. TDS Telecom residential customer operations provide high-speed broadband, video, voice and wireless services. These services are bundled at competitive prices to encourage cross-selling within the customer base and to attract and retain customers.
•Broadband: TDS Telecom offers reliable high-speed internet connections and whole-home Wi-Fi through fiber-rich networks. In certain non-fiber markets, TDS Telecom has deployed fiber-to-the-node and copper-based vectoring/pair bonding technology to increase data speeds reaching up to 100 Mbps. DOCSIS 3.1 technology is utilized across nearly all cable markets and offers speeds of up to 1 Gbps. Whole-home Wi-Fi, security, and support services are available to enhance customers’ high-speed internet experience.
•Video: TDS Telecom provides advanced home TV entertainment combined with a digital video recording (DVR) service. TDS Telecom offers TDS TV+, an integrated cloud TV platform that combines linear and on-demand programming, mobile device interfaces, personalized recommendations, and network-based DVR. In certain markets, TDS Telecom partners with a satellite TV provider to offer digital television. TDS video connections are declining due to rising prices and the industry-wide trend toward cord-cutting.
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

•Wireless: TDS introduced MVNO plans offering wireless services to customers in certain service areas. TDS’ MVNO offerings are reliant on third parties to deliver wireless service to these customers. TDS currently offers By-the-Gig and Unlimited data plans.
Commercial. TDS Telecom commercial customer operations provide secure and reliable broadband, IP-based services, and hosted voice and video collaboration services to small- and medium-sized businesses. TDS Telecom's commercial service focus is to lead with broadband bundled with a voice product and video solution.
Wholesale. TDS Telecom’s wholesale operations include carrying data and voice traffic on TDS Telecom's networks from other interexchange carriers. Federal Connect America Fund (CAF), including ACAM, E-ACAM, and state Universal Service Fund (USF) revenues, which support the cost of providing communication services in underserved high-cost areas, are also included in wholesale service revenues.
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
Sales and Distribution Channels. TDS Telecom operates and uses sales contact centers, direct sales forces including third-party direct sales, retail stores, sales agents and an online platform to sell services and products.
Customer Service. TDS Telecom manages customer retention by focusing on outstanding customer service through extensive training of front-line sales and support associates.
Competition
TDS Telecom faces broadband, video, voice and wireless competition from wireline providers, cable providers, fiber overbuilders, VoIP providers, satellite providers, wireless providers and providers using other emerging technologies.
TDS Telecom continues to improve the efficiency of its cost structure to enhance its ability to compete with price-based initiatives from competitors. In addition to price, TDS Telecom competes based on a variety of factors including the reliability of its network, faster broadband speeds, the diversity and range of its product offerings and its focus on outstanding customer service.

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
TDS Telecom’s other operations are subject to similar but reduced regulation compared to ILECs.
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

HUMAN CAPITAL RESOURCES
Company and Culture
TDS had approximately 7,900 full-time and part-time associates as of December 31, 2024. The culture at TDS is based upon the fundamental belief that TDS’ long-term success is inextricably tied to associate engagement and high ethical standards. TDS’ Code of Conduct sets forth expectations for ethical behavior across the enterprise and provides the guiding principles by which all associates must abide in all business activities. TDS provides a competitive wage and benefits package, a safe workplace, and an environment where associates feel engaged and a sense of belonging. TDS periodically surveys its associates to understand the level of associate engagement and overall job satisfaction. TDS sponsors Associate Resource Groups, open to all associates, to promote dynamic community experiences that align with TDS' vision and values, increase associate engagement and empowerment, and support professional development. TDS endeavors to encourage a broad range of thoughts, ideas and the innovation needed to move the business forward.
Training
Since its founding, TDS has been committed to associate development, including for emerging and existing leaders, which is critical to its success. TDS provides job specific, safety, and fraud awareness training for all associates – and also offers programs that further develop its associates including educational assistance, developmental assignments, and mentoring programs.
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

Item 1A. Risk Factors
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
SAFE HARBOR CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include those set forth below under “Risk Factors” in this Form 10-K. Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. The reader should carefully consider the following risk factors and other information contained in, or incorporated by reference into, this Form 10-K to understand the material risks relating to TDS’ business, financial condition or results of operations.
Announced Transactions and Strategic Alternatives Review Risk Factors
1)TDS and UScellular entered into a Securities Purchase Agreement dated as of May 24, 2024 with T-Mobile and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. In addition, UScellular, and certain subsidiaries of UScellular, entered into the Verizon Purchase Agreement on October 17, 2024, and the AT&T Purchase Agreement on November 6, 2024 to sell certain wireless spectrum licenses. There is no guarantee that the transactions contemplated by the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement will be able to be consummated or that UScellular will be able to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement. Costs and uncertainties related to the transactions could have adverse effects on TDS’ financial condition or results of operations.
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. As part of this review, on May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of the Securities Purchase Agreement pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that will become effective at the closing date, which provide T-Mobile with an exclusive license to use certain UScellular spectrum assets and leases at no cost for up to one-year for the purpose of providing continued, uninterrupted service to customers.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into the Verizon Purchase Agreement to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close.
On November 6, 2024, UScellular, and certain subsidiaries of UScellular, entered into the AT&T Purchase Agreement to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close.
The transactions resulting from the strategic alternatives review are subject to regulatory approval, which UScellular may not be able to obtain on the terms or timeline currently contemplated, or at all. Similarly, UScellular may not be able to satisfy the other closing conditions applicable to each of the transactions, which in the case of the Verizon and AT&T transactions include the closing of the T-Mobile transaction and, for the Verizon transaction, the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. The T-Mobile and AT&T transactions include certain wireless spectrum licenses that are held by entities in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entities that UScellular does not currently own.

The uncertainty regarding the transactions and continued strategic alternatives review process could result in: a diversion of management's attention from UScellular's existing business; a failure to achieve financial and operating objectives; adverse effects on TDS' financial condition or results of operations; a failure to retain key personnel, customers, business partners or contracts; and volatility in TDS' and UScellular's stock price.
The strategic alternatives review process has already resulted in the incurrence of significant expense primarily related to legal and financial advisors - this is expected to continue. Further, as a result of changes to its spectrum units of accounting, UScellular recognized a significant impairment on its spectrum assets during 2024 and there may be further events and circumstances that occur which may result in additional impairments for the spectrum that is retained, or for the spectrum that is pending sale if such sales do not close as expected.
There can be no assurance that the strategic alternatives review process, which is ongoing, will result in the transactions or any strategic alternative of any kind being successfully completed or that the process or any outcomes of the process will not have an adverse impact on UScellular's business or financial statements. In addition, UScellular may be unable to find buyers at mutually agreeable prices for its spectrum assets not subject to the recent transactions, including the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.
See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to the T-Mobile, Verizon and AT&T transactions, including the uncertainty related to certain portions of the transaction proceeds.
2)If the T-Mobile, Verizon and AT&T transactions are not consummated, substantial changes will be required to the manner in which UScellular’s wireless business is conducted, and we expect there will be a material adverse effect on TDS' financial condition and results of operations.
If the T-Mobile, Verizon and AT&T transactions are not consummated, UScellular would continue to operate its wireless business in an environment of intensifying competitive pressures and limited capital resources. In that scenario, UScellular would be required to develop and implement new strategic plans. The continued operation of the wireless business with its lack of scale and structural disadvantages under these conditions will result in a material adverse effect on TDS' customers, financial condition and results of operations.
In addition, if the T-Mobile, Verizon and AT&T transactions are not consummated, the funds contemplated to be received as a result of such transactions would not be available for investment in other UScellular businesses, repayment of debt or the payment of dividends to UScellular stockholders, including TDS. TDS, in turn, would not have access to any such dividend payments, if and as declared by the UScellular Board of Directors, for investment in its other businesses, repayment of debt or other corporate purposes.
Further, if the T-Mobile, Verizon and AT&T transactions are not consummated, the stock price of TDS and UScellular likely would decline to the extent that the current market price reflects an assumption that the transactions will be completed.
3)If the T-Mobile, Verizon and AT&T transactions are consummated, substantial costs will be triggered and substantial changes will be required to the manner in which UScellular’s remaining business is conducted, which could have a material adverse effect on TDS' financial condition and results of operations.
The successful consummation of the T-Mobile, Verizon and AT&T transactions will trigger substantial costs and require significant changes to the manner in which the UScellular business is operated. In addition, UScellular would, following the closing of the T-Mobile, Verizon and AT&T transactions, be subject to certain business risks that it does not currently face.
In terms of costs, UScellular expects that the closing of the transaction will trigger or accelerate the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs, restructuring expenses and other wind down costs. Additionally, following the close of the T-Mobile transaction, it is uncertain which towers T-Mobile will choose to locate on, and therefore, it is unknown how many and which towers with no tenants will remain in UScellular's tower portfolio. UScellular expects to incur significant decommissioning costs for certain towers that UScellular elects to retire, and such decommissioning costs are also expected to include remaining obligations under related ground leases. These costs are expected to have a significant impact on TDS' cash flows and financial statements.
If the transactions from the strategic alternatives process are successfully completed, the remaining UScellular business, which includes the tower business, interests in certain non-operating equity method investments and wireless spectrum licenses not included in the announced transactions, will be of a significantly smaller scale than its current operations. This could produce operational, cost and borrowing disadvantages relative to its current operations.
At the T-Mobile closing, UScellular and T-Mobile will enter into a Master License Agreement, pursuant to which, among other things, T-Mobile will lease space on certain additional UScellular-owned towers for a minimum of 15 years and extend the term of certain existing leases to 15 years. If T-Mobile fails to meet its obligations to UScellular, it would likely have an adverse impact on TDS' business and financial statements.

In addition, if the transactions are successfully completed, UScellular will retain certain wireless spectrum licenses with FCC build-out requirements that have not yet been satisfied. Such licenses would require significant investments to deploy and if the sale of its wireless operations is completed, UScellular would no longer have an existing wireless business to operate the retained spectrum. Additionally, if the T-Mobile transaction is successfully completed, but the Verizon and AT&T transactions are not completed, UScellular would retain additional wireless spectrum licenses with no existing wireless business to operate the spectrum. As renewal of all wireless spectrum licenses is predicated upon their initial and continued operation in accordance with FCC requirements, such licenses could be subject to forfeiture should UScellular not incur significant expenses to operate the spectrum or engage another carrier to do so. Further, UScellular could fail to monetize remaining spectrum assets including the wireless spectrum licenses that are subject to a Put/Call Agreement with T-Mobile as it is uncertain if the call option will be exercised or if the conditions required to exercise the put option will occur. All of these events could have a significant adverse effect on TDS' financial condition and results of operation.
See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to the Put/Call Agreement.
Operational Risk Factors
4)A delay or failure by TDS to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network, support and other systems and infrastructure as well as renew wireless spectrum licenses, could adversely affect its operations.
TDS’ business plan includes significant construction activities and enhancements to its network, support and other systems and infrastructure. TDS also has the obligation to continue to maintain operation of wireless spectrum licenses that are currently deployed, as well as, FCC build-out requirements for certain wireless spectrum licenses that have not yet been satisfied. Such licenses require significant investments to deploy and the incurrence of ongoing network expenses to operate, as renewal of all wireless spectrum licenses is predicated upon their initial and continued operation in accordance with FCC requirements. Failure to continue to operate a wireless spectrum license or failure to initiate the operation of a spectrum license by the respective FCC build-out deadline could result in forfeiture of such license which could have a material adverse effect on TDS' business, financial condition or results of operations. Additionally, the deployment of new wireless technologies, including the continued deployment of 5G, will require substantial investments in TDS' wireless network. Also, as TDS continues to build out and enhance its network, TDS must, among other things, continue to:
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
Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, labor availability, inflation or other pressures on costs, technical resources, system performance or system adequacy, could delay implementation and deployment of new technologies, delay expansion of operations and product capabilities in new or existing markets or result in increased costs. Failure to successfully deploy new technologies, including the continued deployment of 5G, and/or build-out and enhance TDS’ network, support facilities and other systems and infrastructure in a cost-effective manner, and in a manner that satisfies consumers' expectations for quality and coverage, has adversely affected and could continue to adversely affect TDS’ business, business prospects, financial condition or results of operations.
TDS’ wireline and cable businesses are devoting a substantial amount of capital for fiber builds in its markets using a combination of internal and third-party construction crews. TDS is also often reliant on third parties for items such as franchises, utility locates and easements, aerial attachments and other permits. Difficulties with third-party performance could cause delays or additional costs. Any difficulties in supply chain constraints, labor shortages, project management, engineering or construction resources, or difficulties in build activities, including inadvertently damaging other utility lines or pipes, could delay construction and expansion of operations, cause reputational harm or result in increased costs. Continued delays, incremental delays or failure to complete its deployment activities could weaken TDS' competitive position in certain of its markets, causing TDS to modify its deployment plans or write-off investments, which could have an adverse effect on TDS’ business, business prospects, financial condition or results of operations.
5)Intense competition involving products, services, pricing, promotions and network speed and technologies could adversely affect TDS’ revenues or increase its costs to compete.
Competition in the wireless industry is intense and is expected to increase in intensity into the foreseeable future due to multiple factors such as increasing market penetration, introduction of new products, new competitors, increasing promotional aggressiveness and changing prices. There is competition in service plan pricing; handsets and other devices; promotional discounts; network quality, coverage, speed and technologies, including 5G technology; distribution; new entrants; bundled services, such as home internet and wireless; and other categories. In particular, wireless competition includes aggressive service plan and device pricing, including pricing for unlimited plans, which could result in switching activity and churn and limit TDS’ ability to monetize future growth in data usage. In addition, competition based on network speed may increase as customer demand for higher speeds increases. These competitive factors have and are expected to continue to result in losses of retail connections, may cause the prices for certain services and products to decline and the costs to compete to increase.

TDS’ wireless competitors include national or global telecommunications and cable wireless companies that are larger than TDS, possess greater financial and other resources, possess more extensive coverage areas and more spectrum within their coverage areas, and market other services with their communications services that TDS does not offer. TDS and its competitors are actively marketing their deployment of 5G and, as a result, continue to raise consumer awareness of the technology. If TDS continues to not keep pace with its competitors in deploying 5G or other comparable offerings, or if TDS' deployment of 5G technology does not result in significant incremental revenues, TDS' financial condition, results of operations and ability to do business could continue to be adversely affected. In addition, new technologies, services and products that are more commercially effective than the technologies, services and products offered by TDS may be developed and create new sources of competition. Further, new technologies may be proprietary such that TDS is not able to adopt such technologies. There can be no assurance that TDS will be able to compete successfully in this environment.
Sources of competition to TDS’ wireless business typically include at least four competing wireless telecommunications service providers across TDS' service area, wireline telecommunications service providers, cable wireless companies, resellers (including MVNOs), and providers of alternative telecommunications services. In particular, competition from cable wireless companies has increased in recent periods and is expected to increase into the foreseeable future, as they have continued to expand their presence in the wireless industry and have offered more competitive pricing. Many of TDS’ wireless and other competitors have substantially greater financial, technical, marketing, sales, purchasing and distribution resources than TDS.
Competition in the tower industry is also challenging, as TDS competes with public and private tower companies, private equity sponsored tower companies, and owners of non-communications sites such as utility towers, rooftop structures, water towers, and other alternative structures. Many of these competitors are larger than TDS, have greater financial and other resources, have more advantageous tower locations than TDS, have greater capacity on their towers, and have more scale and coverage nationwide than TDS – such factors could result in an inability to acquire or build additional towers, difficulty in leasing tower space or renewing leases, or cause lease revenue to decline in the future.
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
TDS’ wireline business introduced MVNO plans offering wireless services to customers in its service areas. TDS’ MVNO offerings are reliant on third parties to deliver adequate wireless service to these customers and may not be able to successfully compete with wireless options provided by other industry competitors who have access to greater scale and financial resources than TDS. There is no guarantee that these MVNO plans will attract or retain broadband customers.
6)TDS’ lack of scale and structural disadvantages, particularly in the wireless business, relative to larger competitors that may have greater financial and other resources than TDS has caused and could continue to cause TDS to be unable to compete successfully, which has adversely affected and could continue to adversely affect its business, financial condition or results of operations.
TDS has lack of scale and structural disadvantages, particularly in the wireless business, compared to larger competitors. TDS may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than TDS, which has adversely affected and could continue to adversely affect TDS’ revenues and costs of doing business. Specifically, TDS’ lack of scale and structural disadvantages, particularly in the wireless business, relative to most of its competitors could have the following impacts, among others:
▪Low profit margins and returns on investment that are below TDS’ cost of capital;
▪Increased operating and capital expenditure costs due to lack of leverage with vendors and dispersed geography;
▪Higher costs per wireless subscriber;
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
7)Changes in roaming practices or other factors could cause TDS’ roaming revenues to decline from current levels, roaming expenses to increase from current levels and/or impact TDS’ ability to service its customers in geographic areas where TDS does not have its own network, which could have an adverse effect on TDS’ business, financial condition or results of operations.
TDS’ revenues include roaming revenues related to the use of TDS’ network by other wireless carriers’ customers who travel within TDS’ coverage areas. Changes in FCC rules or actions, industry practices or the network footprints of carriers could have an adverse effect on TDS’ roaming revenues. For example, the expansion of other carriers' network coverage in TDS' footprint and/or lower roaming rates with other carriers has decreased and is expected to continue to decrease roaming revenues for TDS.
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
8)An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.
TDS’ businesses are highly technical and competition for skilled talent in the telecommunications industry is intense. Due to competition, limited supply, and/or rising wage levels for qualified management, technical, sales and other personnel, there can be no assurance that TDS will be able to continue to attract and/or retain people of outstanding potential for the development of its business. In addition, a person's expectation of an in-office, remote or hybrid working model could negatively affect talent acquisition and retention. The loss of existing key personnel due to competition, wage levels and/or retirements, the failure to recruit highly skilled personnel in a timely and cost-effective manner, the inability to foster and maintain an inclusive work environment, or failure to maintain its commitment to environmental and social responsibility could have an adverse effect on TDS’ business, financial condition or results of operations.
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

9)Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, cost increases, churn from customer switching activity and other factors, could have an adverse effect on TDS’ business, financial condition or results of operations.
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
▪Increases in ground lease rates for owned towers;
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
10)A failure by TDS to obtain access to adequate radio spectrum to meet current or anticipated future needs and/or to accurately predict future needs for radio spectrum could have an adverse effect on TDS’ business, financial condition or results of operations.
TDS’ wireless business depends on the ability to use portions of the radio spectrum licensed by the FCC. TDS could fail to obtain access to sufficient spectrum capacity, including spectrum needed to support future technologies, in new or existing markets, whether through FCC auctions or other transactions, to meet the anticipated spectrum requirements associated with increased demand for existing services, especially increases in customer demand for data services and network speed, and to enable deployment of next-generation services. TDS believes that this increased demand for data services and network speed reflects a trend that will continue for the foreseeable future. Data usage, including usage under unlimited plans, could exceed current forecasts resulting in a need for increased investment in spectrum or other network components. TDS could fail to accurately forecast its future spectrum requirements considering changes in plan offerings, customer usage patterns, spectrum build-out and technology requirements and the expanded demands of new services. Such a failure could have an adverse impact on the quality of TDS’ services or TDS’ ability to roll out such future services in some markets, could require that TDS curtail existing services to make spectrum available for next-generation services, or TDS could be effectively capped in increasing market share. As spectrum constrained providers gain customers, they use up their network capacity. Since they lack spectrum, they can respond to demand only by adding cell sites, which is capital intensive, adds fixed operating costs, is limited by zoning considerations, and ultimately may not be cost effective. Further, a spectrum constrained provider will generally not be able to achieve the data speeds that other competitors with more spectrum are able to provide.
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
11)Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business.
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
12)Complexities associated with deploying new technologies present substantial risk and TDS’ investments in unproven technologies may not produce the benefits that TDS expects.
TDS' wireless business is deploying 5G technology in its network and has launched commercial 5G services in portions of substantially all of its markets. The continued deployment of 5G technology will require substantial additional investments in TDS' wireless networks to remain competitive in the industry. Transition to 5G or other new technologies involves significant time, cost and risk, and anticipated products and revenues may not be realized. Due to its lack of scale, TDS’ wireless business has higher costs per subscriber than its larger competitors and is balancing the timing of investments, such as its 5G deployment, with liquidity constraints. Furthermore, the wireless business experiences rapid changes in technology and services and products. If TDS fails to effectively deploy new wireless technologies, services or products on a timely basis, this could have an adverse impact on TDS’ business, financial condition and results of operations.
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
13)Costs, integration problems or other factors associated with acquisitions, divestitures or exchanges of properties or wireless spectrum licenses and/or expansion of TDS’ businesses could have an adverse effect on TDS’ business, financial condition or results of operations.
TDS has entered into and may continue to enter into agreements to divest of companies, businesses, wireless spectrum and other assets. TDS may also be engaged in the acquisition, divestitures or exchange of companies, businesses, strategic properties, wireless spectrum or other assets. TDS may change the markets in which it operates and the services that it provides through such acquisitions, divestitures and/or exchanges. In general, TDS may not disclose the negotiation of such transactions until a definitive agreement has been reached. These transactions commonly involve a number of risks, including:
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
14)Difficulties involving third parties with which TDS does business, including changes in TDS’ relationships with or financial or operational difficulties, including supply chain disruptions, of key suppliers or independent agents and third-party national retailers who market TDS’ services, could adversely affect TDS’ business, financial condition or results of operations.
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
Operation of TDS’ supply chain and management of its device inventory and network equipment, including customer premise equipment, require accurate forecasting of customer growth and demand. If overall demand for devices or the mix of demand for devices is significantly different than TDS’ expectations, TDS could face inadequate or excess supplies of particular models of devices. This could result in lost sales opportunities or an excess supply of device inventory that may need to be written down, depreciated, or disposed of for a loss. If network equipment is not available or requires extended lead times due to supply chain challenges, or if overall demand for services or the mix of demand for services is significantly different than TDS' expectations, TDS may not be able to adequately maintain a network that supports customer demand. Also, if TDS fails to accurately forecast customer usage and network demands, TDS may have excess supply of network equipment inventory that may need to be written down, depreciated or disposed at a loss. Further, TDS' supply chain could be disrupted unexpectedly by raw material shortages, wars, natural disasters, disease or other factors. Supply chain disruptions may result in limited component availability, constraints on certain devices and network equipment, extended lead times, delayed construction and additional uncertainty.
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
15)A failure by TDS to maintain flexible and capable telecommunication networks or information technologies, or a material disruption thereof, could have an adverse effect on TDS’ business, financial condition or results of operations.
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
Financial Risk Factors
16)Uncertainty in TDS’ or UScellular's future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in TDS’ or UScellular's performance or market conditions, changes in TDS’ or UScellular's credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which has required and is expected in the future to require TDS to reduce or delay its construction, development or acquisition programs, divest assets or businesses, and/or reduce or cease share repurchases and/or the payment of common shareholder dividends.
TDS and its subsidiaries operate capital-intensive businesses. Historically, TDS has used internally-generated funds and also has obtained substantial funds from external sources for general corporate purposes. In the past, TDS’ existing cash and investment balances, funds available under its financing agreements, and cash flows from operating and certain investing and financing activities, including sales of assets or businesses, provided sufficient liquidity and financial flexibility for TDS to meet its normal day-to-day operating needs and debt service requirements, to finance the build-out and enhancement of markets and to fund acquisitions. There is no assurance that this will be the case in the future. TDS expects to fund its current fiber plans and E-ACAM builds through its plans and actions to reallocate capital among its businesses and investments, including seeking to obtain funding from planned and potential future divestitures. TDS’ liquidity would be adversely affected if, among other things, cash flows from operations significantly decline, TDS is unable to implement cost reduction initiatives, TDS is unable to obtain short or long-term financing on acceptable terms, TDS is not able to comply with certain debt covenants or TDS is unsuccessful in negotiating related consents, waivers, or amendments, interest rates increase, TDS makes significant spectrum license purchases, TDS makes significant capital investments, TDS makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) and other minority-owned partnerships discontinue or significantly reduce distributions compared to historical levels, or Federal USF and/or other regulatory support payments decline. TDS' liquidity may also be adversely affected by changes in the liquidity of UScellular that impact UScellular's or TDS' ability to comply with certain debt covenants or if UScellular or TDS is unsuccessful in negotiating related consents, waivers, or amendments. These or other developments at UScellular may negatively affect TDS' ability to obtain short or long-term financing on acceptable terms or obtain favorable terms and conditions from third-party vendors.
TDS’ credit rating currently is sub-investment grade. TDS has incurred negative free cash flow (defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment and less Cash paid for software license agreements) at times in past periods, and this could occur in future periods. TDS may require substantial additional capital for, among other uses, capital expenditures, acquisitions, investments in new technologies and fiber deployments, the repurchase of shares, and the payment of dividends. There can be no assurance that sufficient funds will continue to be available to TDS or its subsidiaries on terms or at prices acceptable to TDS. Insufficient cash flows from operating activities, changes in TDS' credit ratings, defaults of the terms of debt or credit agreements, uncertainty of access to capital, deterioration in the capital markets, reduced regulatory capital at banks which in turn limits their ability to lend, other changes in the performance of TDS or in market conditions or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could require TDS to reduce its capital expenditure, acquisition and business development programs, reduce the development of wireless spectrum licenses, divest assets, reduce or cease share repurchases and/or the payment of dividends. Due to its lack of scale, UScellular has higher costs per subscriber than its competitors and is balancing the timing of investments, such as its 5G deployment, with liquidity constraints. TDS Telecom has entered into and may continue to enter into agreements to divest of certain non-strategic assets, including in certain cases, the associated E-ACAM build-out obligations, as well as, slow the pace of and reprioritize its fiber deployment plans and reduce or defer planned capital expenditures as a means to lower its funding needs and meet its obligations. TDS cannot provide assurance that circumstances that could have a material adverse effect on its liquidity or capital resources will not occur.
UScellular's credit rating from nationally recognized credit agencies may impact TDS' credit rating as, given UScellular's ownership structure, the rating agencies often consider rating actions related to TDS and UScellular in tandem. To the extent that UScellular's credit rating is downgraded, it may adversely affect TDS' credit rating, which could result in the impacts described above.

17)TDS has a significant amount of indebtedness which could adversely affect its financial performance and in turn adversely affect its ability to make payments on its indebtedness, comply with terms of debt covenants and incur additional debt.
TDS has a significant amount of indebtedness and may need to incur additional indebtedness. TDS’ level of indebtedness could have important consequences. For example, it (i) may limit TDS’ ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to its debt securities by rating organizations are revised downward; (ii) will require TDS to dedicate a substantial portion of its cash flow from operations to the payment of interest and principal on its debt, thereby reducing the funds available to TDS for other purposes including expansion through acquisitions, capital expenditures, acquisition of wireless spectrum licenses, payment of dividends, marketing spending and expansion of its business; and (iii) may limit TDS’ flexibility to adjust to changing business and market conditions and make TDS more vulnerable to a downturn in general economic conditions as compared to TDS’ competitors. TDS’ ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control. A substantial portion of TDS' debt is subject to variable interest rates, which causes TDS to be vulnerable to unfavorable changes in market interest rates.
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
18)TDS has entered into a Senior Secured Credit Agreement that imposes certain restrictions on its business and operations that may affect its ability to operate its business and make payments on its indebtedness.
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
19)TDS’ assets and revenue are concentrated primarily in the U.S. telecommunications industry. Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.
The U.S. telecommunications industry is facing significant change and an uncertain operating environment. TDS’ focus on the U.S. telecommunications industry, together with its lack of scale relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification. This could have an adverse effect on TDS’ ability to attain and sustain long-term, profitable revenue growth and could have an adverse effect on its business, financial condition or results of operations.

20)TDS has significant investments in entities that it does not control. Losses in the value of such investments could have an adverse effect on TDS’ financial condition or results of operations.
TDS has significant investments in entities that it does not control, including equity investments and interests in certain variable interest entities. TDS’ interests in such entities do not provide TDS with control over the business strategy, financial goals, network build-out plans or other operational aspects of these entities. TDS cannot provide assurance that these entities will operate in a manner that will increase or maintain the value of TDS’ investments, that TDS’ proportionate share of income from these investments will continue at the current level in the future or that TDS will not incur losses from the holding of such investments. Losses in the values of such investments or a reduction in income from these investments could adversely affect TDS’ financial condition or results of operations. In addition, certain investments have historically contributed significant cash flows to TDS and a reduction or suspension of such cash flows could adversely affect TDS’ cash flows and financial condition.
Regulatory, Legal and Governance Risk Factors
21)Failure by TDS to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect TDS’ business, financial condition or results of operations.
TDS’ operations are subject to varying degrees of regulation by the FCC, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies. Changes in the administration of the various regulatory agencies and legislative bodies are resulting in and could continue to result in different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, trade policies, tariffs on imported goods, climate change and workforce-related practices. New or amended regulatory requirements could increase TDS’ costs and divert resources from other initiatives. Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact TDS’ operations by, among other things, restricting energy consumption or access to grid electricity, permitting greater competition or limiting TDS’ ability to engage in certain sales or marketing activities, or retention and recruitment of skilled resources. New regulatory mandates or enforcement may require unexpected or increased capital expenditures, lost revenues, higher operating expenses or other changes. Court decisions and rulemakings could have a substantial impact on TDS’ operations, including rulemakings on broadband access to the internet, intercarrier access compensation, state and federal support funding, court decisions regarding the FCC's universal service fund program, and treatment of VoIP traffic or unbundled network elements or, more broadly, the scope of authority of the federal agencies that regulate TDS. Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’ ability to respond to new regulations. Further, wireless spectrum licenses and cable franchise rights are subject to renewal by a granting authority and could be revoked in the event of a violation of applicable laws or regulatory requirements. Also, the FCC recently renewed its decision to regulate Broadband Internet Access Service (BIAS), including reclassifying BIAS as a telecommunications service under Title II of the Communications Act and mobile BIAS as a commercial mobile radio service. However, the Sixth Circuit Court of Appeals struck down the FCC’s Order, halting implementation. Some state legislators and regulators are seeking to or have already enacted state net neutrality laws and regulations, and it is unclear whether more states will seek to do so. Interpretation and application of these rules and of rules relating to other recent NPRMs issued by the FCC (for example, with respect to digital discrimination), including conflicts between federal and state laws, may result in additional costs for compliance and may limit opportunities to derive profits from certain business practices or resources.
TDS attempts to timely and fully comply with all regulatory requirements. However, TDS is unable to predict the future actions of the various legislative and regulatory bodies that govern TDS, and such actions could have adverse effects on TDS’ business.

22)TDS receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on TDS’ business, financial condition or results of operations.
Telecommunications companies may be designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high-cost” areas. UScellular has been designated as an ETC in certain states and received $92 million in high-cost support for service to high-cost areas in 2024. While there is uncertainty, UScellular expects regulatory support payments to decline in future periods, and there is no assurance that UScellular will qualify for future regulatory support programs. TDS Telecom also received support under the Connect America Fund support program. The ACAM and E-ACAM programs have build-out requirements that may not be met, which would result in penalties, loss of support and/or deferral of future revenues. In 2024, TDS Telecom received $114 million under all federal regulatory support programs. There is no assurance that regulatory support payments will continue for TDS Telecom, and no assurance that TDS Telecom will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on TDS’ business, financial condition or operating results and cash flows. Adding to this uncertainty are a series of court cases challenging the constitutionality of the universal service fund program that establishes and administers these regulatory support payments. On July 24, 2024, differing from earlier decisions at the Sixth and Eleventh Circuits, the U.S. Court of Appeals for the Fifth Circuit ruled the universal service fund program is unconstitutional as currently administered, and remanded the case to the FCC. On November 22, 2024, the Supreme Court granted the FCC's petition for certiorari to review the U.S. Court of Appeals for the Fifth Circuit ruling. TDS anticipates oral arguments to occur in the end of March 2025 and that the court could potentially release a decision in mid-2025. This ruling may have significant adverse effects on the funding that UScellular and TDS Telecom receives from programs like USF high-cost support and E-ACAM. Additionally, the ruling may have significant adverse effects on federal government supported programs that many of UScellular’s and TDS Telecom’s customers benefit from. In addition, a working group within Congress is considering legislative reform of the universal service funding program, but has not yet released legislative text. In addition, any change in the approval by the federal government to spending programs such as USF and E-ACAM could have a significant adverse impact on TDS’ cash flows and financial condition.
Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services, including USF fees and common carrier regulatory fees. The division of services between interstate services and intrastate services, including the divisions associated with Federal USF fees, is a matter of interpretation and in the future may be contested by the FCC or state authorities. The FCC in the future also may change the basis on which Federal USF fees are charged. The Federal government and many states also apply transaction-based taxes to sales of telecommunications services and products and to purchases of telecommunications services from various carriers. In addition, state regulators and local governments have imposed and may continue to impose various surcharges, taxes and fees on telecommunications services. The applicability of these surcharges and fees to TDS’ services is uncertain in many cases and periodically, state and federal regulators may increase or change the surcharges and fees TDS currently pays. In some instances, TDS passes through these charges to its customers. However, Congress, the FCC, state regulatory agencies or state legislatures may limit the ability to pass through transaction-based tax liabilities, regulatory surcharges and regulatory fees imposed on TDS to customers. TDS may or may not be able to recover some or all those taxes from its customers and the amount of taxes may deter demand for its services or increase its cost to provide service.
23)Settlements, judgments, restraints on its current or future manner of doing business and/or costs resulting from pending and future legal and policy proceedings could have an adverse effect on TDS’ business, financial condition or results of operations.
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
See Note 15 — Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information related to legal proceedings.

24)The possible development of adverse precedent in litigation or conclusions in professional or environmental studies to the effect that potentially harmful emissions from devices or network equipment, including but not limited to radio frequencies emitted by wireless signals or due to contamination from network cabling, may cause harmful health or environmental consequences, including cancer, tumors or otherwise harmful impacts, or may interfere with various electronic medical devices or frequencies used by other industries, could have an adverse effect on TDS’ wireless and/or wireline business, financial condition or results of operations.
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
25)Claims of infringement of intellectual property and proprietary rights of others, primarily involving patent infringement claims, could prevent TDS from using necessary technology to provide products or services or subject TDS to expensive intellectual property litigation or monetary penalties, which could have an adverse effect on TDS’ business, financial condition or results of operations.
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
26)Certain matters, such as control by the TDS Voting Trust and provisions in the TDS Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of TDS or have other consequences.
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
General Risk Factors
27)TDS has experienced, and in the future expects to experience, cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on TDS' business, financial condition or results of operations.
TDS experiences cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events, including denial of service attacks which may cause TDS' services to be disrupted or unavailable to customers. The number of associates working remotely increases risks associated with data handling and vulnerability management. The rapid evolution and increased adoption of artificial intelligence technologies may intensify TDS' cybersecurity risk. TDS maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches. Although to date TDS has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks including ransomware. Recently, companies in the telecommunications industry have been the subject of targeted cybersecurity attacks, which may increase the risk for TDS. If TDS’ or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if TDS’ or its vendors’ security is breached or otherwise compromised, TDS could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate billings, inaccurate financial reporting, and significant costs to remedy the problems. If TDS’ or its vendors’ systems become unavailable or suffer a security breach of customer or other data, TDS may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. TDS continues to experience denial of service attacks. Although TDS has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future. See Item 1C. Cybersecurity of this Form 10-K for additional information.
28)Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede TDS’ access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS’ business, financial condition or results of operations.
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
29)The impact of public health emergencies on TDS' business is uncertain, but depending on duration and severity could have a material adverse effect on TDS' business, financial condition or results of operations.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
The TDS information security program is based on a defense-in-depth approach and aligns with the National Institute of Standards and Technology (NIST) cybersecurity framework. Security control and maturity assessments are conducted periodically leveraging this standard. TDS also leverages internal and external auditors and consultants to perform independent assessments and tests of security controls. The assessment results are used to drive continuous improvement in the TDS cybersecurity control environment, as well as to manage potential data security risks of third-party service providers.
TDS identifies risks across the threat and vulnerability landscape using various commercial, government, vendor and publicly available information sources and tools. Risks related to third-party providers who have access to TDS data and systems are identified, assessed and managed through a formal third-party risk assessment process. Third-parties who access sensitive company or customer information are contractually obligated to meet specific privacy and security requirements. The TDS security operations program includes active monitoring of the internal data environment and regular assessment of the environments of third-party service providers who manage sensitive data. In addition, TDS security leaders conduct regular cyber incident simulations to ensure preparedness in the event of a cyber-attack and further test potential risks. Identified risks are evaluated against a risk classification framework to direct remediation, mitigation and management efforts based on severity. Cybersecurity risks are integrated into the TDS Enterprise Risk Management (ERM) program with updates provided on a quarterly basis.
The TDS Chief Information Security Officer (CISO) and UScellular Senior Vice President of Information Technology are responsible for assessing and managing cybersecurity risks. Each has over twenty years of experience at the company, encompassing network engineering, information technology and cyber security. Management has a depth of cybersecurity experience focused on increasing the organization's resilience to security threats and stays current on new developments through continuing education and monitoring of the cybersecurity landscape. As part of their accountability for incident response, significant incidents are communicated to an internal committee including the Chief Financial Officer and general counsel to assess their materiality and if materiality is confirmed it is reported by the defined process. To date TDS has not identified nor become aware of any cybersecurity incidents that individually or in aggregate have materially affected or are reasonably likely to materially affect the company, including its business strategy, results of operations, or financial condition.
The full Board of Directors engages in oversight of TDS' cybersecurity risks. The Board of Directors receives regular updates from management on technology and security updates and TDS’ assessment of cybersecurity threats and mitigation plans. The TDS CISO and UScellular Senior Vice President of Information Technology provide the full Board of Directors an annual update and discussion of the cybersecurity program. The TDS Audit Committee oversees the processes over internal controls and financial reporting that includes controls and procedures that are designed to ensure that significant cybersecurity incidents are communicated to both senior management and the Audit Committee. The Audit Committee meets with the TDS CISO and UScellular Senior Vice President of Information Technology at least two times per year. Cybersecurity is also discussed with the Technology Advisory Group of the Board of Directors as warranted, typically on an annual basis.

Item 2. Properties
TDS has properties located throughout the United States. As of December 31, 2024, TDS’ gross investment in property, plant and equipment was as follows:

UScellular’s local business offices, cell sites, cell site equipment, connectivity centers, data centers, call centers and retail stores are located primarily in UScellular’s operating markets. These properties are either owned or leased by UScellular, one of its subsidiaries, or the partnership, limited liability company or corporation which holds the license issued by the FCC.
TDS Telecom owns or leases its physical assets consisting of cable and telephone distribution networks, headends, network electronic equipment, customer premise equipment, land and buildings.
Parent and Other fixed assets consist of assets, which are either owned or leased, at TDS Corporate and Suttle-Straus.

As of December 31, 2024, the gross investment in property, plant and equipment was $8,387 million at UScellular, $5,890 million at TDS Telecom and $85 million at Parent & Other. See Note 10 — Property, Plant and Equipment in the Notes to Consolidated Financial Statements for additional information.

Item 3. Legal Proceedings
For more information related to legal proceedings, see Note 15 — Commitments and Contingencies in the Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
TDS' Common Shares are listed on the New York Stock Exchange under the symbol “TDS.” As of January 31, 2025, the last trading day of the month, TDS Common Shares were held by 1,490 record owners, and the Series A Common Shares were held by 64 record owners.
TDS paid dividends per outstanding share of $0.19 in the first quarter of 2024 and $0.04 in each of the second, third and fourth quarters of 2024. TDS paid quarterly dividends per outstanding share of $0.185 in 2023 and $0.180 in 2022. TDS has paid cash dividends on its common stock since 1974. It is uncertain at this time how the outcome of the ongoing strategic alternatives review process for UScellular, TDS' available opportunities to reinvest in its businesses, or TDS' ongoing liquidity needs, may impact the decisions of the TDS Board of Directors regarding the declaration of future dividends.
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

Note: Cumulative total return assumes reinvestment of dividends.

	2019	2020	2021	2022	2023	2024
TDS Common Shares (NYSE: TDS)	$100	$75.69	$84.84	$46.43	$86.50	$163.50
S&P 500 Index	100	118.40	152.39	124.79	157.59	197.02
Dow Jones U.S. Telecommunications Index	100	94.08	85.93	80.99	83.83	108.72
The comparison above assumes $100.00 invested at the close of trading on the last trading day of 2019, in TDS Common Shares, S&P 500 Index and the Dow Jones U.S. Telecommunications Index.

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
Issuer Purchases of Equity Securities
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the fourth quarter of 2024.
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
The maximum dollar value of shares that may yet be purchased under this program was $132 million as of December 31, 2024. There were no purchases made by or on behalf of TDS, or any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the fourth quarter of 2024.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to MD&A

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following Management’s Discussion and Analysis (MD&A) should be read in conjunction with the audited consolidated financial statements and notes of Telephone and Data Systems, Inc. (TDS) for the year ended December 31, 2024, and with the description of TDS’ business included herein. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
General
TDS is a diversified telecommunications company that provides high-quality communications services to approximately 5.5 million connections nationwide. TDS provides wireless services and leases tower space to third-party carriers on owned towers through its 83%-owned subsidiary, United States Cellular Corporation (UScellular). TDS also provides broadband, video, voice and wireless services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS operates entirely in the United States.
During the second quarter of 2024, TDS and UScellular modified their reporting structure due to the planned disposal of the UScellular wireless operations and, as a result, disaggregated the UScellular operations into two reportable segments – Wireless and Towers. This presentation reflects how TDS' and UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. Prior periods have been updated to conform to the new reportable segments. See Note 20 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.

2024 Operating Revenues by Segment

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
TDS’ historical long-term strategy has been to re-invest the majority of its operating capital in its businesses to strengthen their competitive positions and financial performance, while also returning value to TDS shareholders primarily through the payment of a regular quarterly cash dividend. In the second quarter of 2024, TDS reset its approach to capital allocation and declared dividends in the second, third, and fourth quarters of 2024 at approximately 20% of the first quarter of 2024 dividend for TDS Common and Series A shares. This shift in approach is expected to free up additional capital that can be used to support TDS' fiber program, among other purposes. It is uncertain at this time how the outcome of the ongoing strategic alternatives review process for UScellular, TDS' available opportunities to reinvest in its businesses, or TDS' ongoing liquidity needs, may impact the decisions of the TDS Board of Directors regarding the declaration of future dividends.
Announced Transactions and Strategic Alternatives Review
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustments, as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The purchase price includes $100 million contingent on the satisfaction of certain financial and operational metrics. The purchase price also includes $400 million allocated to certain wireless spectrum licenses held by entities in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entities that UScellular does not currently own. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that will become effective at the closing date, which provide T-Mobile with an exclusive license to use certain UScellular spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The sale of the wireless business to T-Mobile is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
To effect the disposition and wind down of the wireless operations in accordance with the terms of the Securities Purchase Agreement, UScellular expects that if the closing of the transaction were to occur that such closing will trigger or accelerate the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs, restructuring expenses and other wind down costs. UScellular also expects to incur significant decommissioning costs for certain towers that UScellular elects to retire, and such decommissioning costs are also expected to include remaining obligations under related ground leases. These costs are expected to have a significant impact on TDS' financial statements.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of December 31, 2024, UScellular's book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.
On November 6, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of December 31, 2024, UScellular's book value of the wireless spectrum licenses to be sold was $859 million. The transaction is subject to regulatory approval and other customary closing conditions and substantially all of the licenses subject to the transaction are contingent on the closing of the T-Mobile transaction. The purchase price includes $232 million allocated to certain wireless spectrum licenses that are held by an entity in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entity that UScellular does not currently own.
The strategic alternatives review process is ongoing as UScellular works toward closing the transactions signed during 2024, including the T-Mobile, Verizon and AT&T transactions and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.
TDS incurred third-party expenses related to the announced transactions and strategic alternatives review of $56 million and $13 million for the years ended December 31, 2024 and 2023, respectively.

Index to MD&A
Significant Financial Matters
Net loss attributable to TDS common shareholders was $97 million and $569 million for the years ended December 31, 2024 and 2023, respectively. The net loss in 2024 includes a non-cash charge related to the UScellular impairment of certain wireless spectrum licenses in the amount of $136 million ($102 million, net of tax), which was recorded during the three months ended September 30, 2024. The net loss in 2023 includes a non-cash charge related to the TDS Telecom Goodwill impairment of $547 million ($511 million, net of tax), which was recorded during the three months ended December 31, 2023. The conclusions that impairments were required in 2024 and 2023 were made in connection with the review and preparation of the financial statements. See Note 8 — Intangible Assets for a detailed discussion regarding the impairments. Refer to Supplemental Information to Non-GAAP Financial Measures within this MD&A for a reconciliation of the Intangible assets impairment, net of tax.

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
▪Expansion Markets – markets utilizing fiber networks in areas where TDS does not serve as the cable or incumbent service provider.
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

Index to MD&A
Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the year ended December 31, 2024, to the year ended December 31, 2023 and omits discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in TDS' Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024, for that discussion.

Year Ended December 31,	2024	2023	2024 vs. 2023
(Dollars in millions)
Operating revenues
UScellular	$3,770	$3,906	(3)%
TDS Telecom	1,061	1,028	3%
All other[1]	133	226	(41)%
Total operating revenues	4,964	5,160	(4)%
Operating expenses
UScellular	3,782	3,767	—
TDS Telecom	956	1,551	(38)%
All other[1]	163	256	(36)%
Total operating expenses	4,901	5,574	(12)%
Operating income (loss)
UScellular	(12)	139	N/M
TDS Telecom	105	(523)	N/M
All other[1]	(30)	(30)	(1)%
Total operating income (loss)	63	(414)	N/M
Investment and other income (expense)
Equity in earnings of unconsolidated entities	164	159	3%
Interest and dividend income	27	20	36%
Interest expense	(279)	(244)	(15)%
Other, net	5	2	N/M
Total investment and other income (expense)	(83)	(63)	(33)%

Income (loss) before income taxes	(20)	(477)	96%
Income tax expense	6	10	(34)%

Net income (loss)	(26)	(487)	95%
Less: Net income attributable to noncontrolling interests, net of tax	2	13	(90)%
Net income (loss) attributable to TDS shareholders	(28)	(500)	94%
TDS Preferred Share dividends	69	69	—
Net income (loss) attributable to TDS common shareholders	$(97)	$(569)	83%

Adjusted OIBDA (Non-GAAP)[2]	$1,164	$1,086	7%
Adjusted EBITDA (Non-GAAP)[2]	$1,360	$1,267	7%
Capital expenditures[3]	$906	$1,197	(24)%
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

Index to MD&A
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $62 million and $65 million for 2024 and 2023, respectively. See Note 9 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased in 2024 due primarily to an increase in borrowings under the TDS term loan agreements, partially offset by a decrease in the average principal balance outstanding on the receivables securitization agreement. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased in 2024 due primarily to the deferred tax impact of the wireless spectrum license impairment charge recorded in the third quarter of 2024 and a decrease in state tax expense in 2024, partially offset by the deferred tax impact of the Goodwill impairment recorded in the fourth quarter of 2023.
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.
Net income attributable to noncontrolling interests, net of tax

Year Ended December 31,	2024	2023
(Dollars in millions)
UScellular noncontrolling public shareholders’	$(7)	$9
Noncontrolling shareholders’ or partners’	9	4
Net income attributable to noncontrolling interests, net of tax	$2	$13
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

Net loss decreased in 2024 due to lower operating expenses and impairment losses, partially offset by lower operating revenues. Adjusted EBITDA increased in 2024 due primarily to lower operating expenses, partially offset by lower operating revenues.
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

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.4 million retail connections including 4.0 million postpaid and 0.4 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,100 associates
▪Owns 4,409 towers
▪Operates 7,010 cell sites in service

Index to MD&A
UScellular Mission and Strategy
UScellular’s mission is to connect its customers to what matters most to them. This includes providing wireless communication services which enhance consumers’ lives, increase the competitiveness of local businesses, and improve the efficiency of government operations in the markets UScellular serves.
UScellular’s strategy is to attract and retain customers by providing a high-quality network, outstanding customer service, and competitive devices, plans and pricing - all provided with a local community focus. Strategic efforts include:
▪UScellular offers economical and competitively priced wireless service plans and devices to its customers and is focused on increasing revenues from sales of related products such as device protection plans and from services such as fixed wireless home internet. In addition, UScellular is focused on expanding its solutions available to business and government customers.
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

Index to MD&A
Financial Overview — UScellular
The following discussion and analysis compares financial results for the year ended December 31, 2024 to the year ended December 31, 2023 and the year ended December 31, 2023 to the year ended December 31, 2022.

Year Ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
(Dollars in millions)
Operating Revenues
Wireless	$3,667	$3,805	$4,076	(4)%	(7)%
Towers	234	228	216	3%	5%
Intra-company eliminations	(131)	(127)	(123)	(3)%	(3)%
Total operating revenues	3,770	3,906	4,169	(3)%	(6)%

Operating expenses
Wireless	3,757	3,743	4,075	—	(8)%
Towers	156	151	148	3%	2%
Intra-company eliminations	(131)	(127)	(123)	(3)%	(3)%
Total operating expenses	3,782	3,767	4,100	—	(8)%

Operating income (loss)	$(12)	$139	$69	N/M	N/M

Net income (loss)	$(32)	$58	$35	N/M	67%
Adjusted OIBDA (Non-GAAP)[1]	$845	$818	$790	3%	4%
Adjusted EBITDA (Non-GAAP)[1]	$1,018	$986	$956	3%	3%
Capital expenditures[2]	$577	$611	$717	(6)%	(15)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Index to MD&A
Wireless Operations

Retail Connections Composition
As of December 31, 2024
10%
90%
Postpaid
Prepaid

As of December 31,	2024	2023	2022
Retail Connections – End of Period
Postpaid	3,985,000	4,106,000	4,247,000
Prepaid	448,000	451,000	493,000
Total	4,433,000	4,557,000	4,740,000

Year Ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Postpaid Activity and Churn
Gross Additions
Handsets	314,000	339,000	397,000	(7)%	(15)%
Connected Devices	172,000	178,000	162,000	(3)%	10%
Total Gross Additions	486,000	517,000	559,000	(6)%	(8)%
Net Additions (Losses)
Handsets	(123,000)	(145,000)	(110,000)	15%	(32)%
Connected Devices	14,000	7,000	(23,000)	100%	N/M
Total Net Additions (Losses)	(109,000)	(138,000)	(133,000)	21%	(4)%
Churn
Handsets	1.04%	1.10%	1.12%
Connected Devices	2.53%	2.77%	2.95%
Total Churn	1.23%	1.31%	1.34%
N/M - Percentage change not meaningful
2024-2023 Commentary
Total postpaid handset net losses decreased in 2024 due primarily to lower defections as a result of improvements in churn, partially offset by lower gross additions as a result of continued aggressive industry-wide competition and a decrease in the pool of available customers.
Total postpaid connected device net additions increased in 2024 due primarily to a decrease in tablet, home phone, and mobile hotspot defections as a result of improvements in churn.
UScellular decommissioned its 3G Code Division Multiple Access (CDMA) network in 2024. Total net additions (losses) for the year ended December 31, 2024 exclude a one-time adjustment to remove 11,000 connections that were dependent on the CDMA network.
2023-2022 Commentary
Total postpaid handset net losses increased in 2023 due primarily to lower gross additions resulting from aggressive industry-wide competition.
Total postpaid connected device net additions increased in 2023 due primarily to higher demand for fixed wireless home internet as well as decreases in tablet and mobile hotspot churn.

Index to MD&A
Postpaid Revenue

Year Ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Average Revenue Per User (ARPU)	$51.79	$51.01	$50.14	2%	2%
Average Revenue Per Account (ARPA)	$131.32	$130.91	$130.39	—	—
2024-2023 Commentary
Postpaid ARPU increased in 2024 due to an increase in favorable plan and product offering mix and an increase in cost recovery surcharges.
Postpaid ARPA was relatively flat in 2024 due to the impacts to Postpaid ARPU, offset by a decrease in the number of connections per account.
2023-2022 Commentary
Postpaid ARPU increased in 2023 due to favorable plan and product offering mix and an increase in device protection plan revenues, partially offset by an increase in promotional discounts.
Postpaid ARPA was relatively flat in 2023 due to the impacts to Postpaid ARPU, offset by a decrease in the number of connections per account.

Index to MD&A
Financial Overview — Wireless
The following discussion and analysis compares financial results for the year ended December 31, 2024, to the year ended December 31, 2023 and the year ended December 31, 2023, to the year ended December 31, 2022.

Year Ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
(Dollars in millions)
Retail service[1]	$2,674	$2,742	$2,793	(2)%	(2)%
Other	210	201	239	5%	(16)%
Service revenues	2,884	2,943	3,032	(2)%	(3)%
Equipment sales	783	862	1,044	(9)%	(17)%
Total operating revenues	3,667	3,805	4,076	(4)%	(7)%

System operations (excluding Depreciation, amortization and accretion reported below)	777	794	807	(2)%	(2)%
Cost of equipment sold	906	988	1,216	(8)%	(19)%
Selling, general and administrative	1,298	1,334	1,376	(3)%	(3)%
Depreciation, amortization and accretion	620	610	655	1%	(7)%
Loss on impairment of licenses	136	—	3	N/M	N/M
(Gain) loss on asset disposals, net	17	19	19	(11)%	3%
(Gain) loss on sale of business and other exit costs, net	—	—	(1)	N/M	N/M
(Gain) loss on license sales and exchanges, net	3	(2)	—	N/M	N/M
Total operating expenses	3,757	3,743	4,075	—	(8)%

Operating income (loss)	$(90)	$62	$1	N/M	N/M

Adjusted OIBDA (Non-GAAP)[2]	$719	$697	$677	3%	3%
Adjusted EBITDA (Non-GAAP)[2]	$719	$697	$677	3%	3%
Capital expenditures[3]	$554	$580	$689	(5)%	(16)%
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

Index to MD&A

Operating Revenues
(Dollars in millions)
Service revenues consist of:
▪Retail Service – Postpaid and prepaid charges for voice, data and value-added services and cost recovery surcharges
▪Other Service – Amounts received from the Federal USF, inbound roaming, miscellaneous other service revenues and Internet of Things (IoT)
Equipment revenues consist of:
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
2024-2023 Commentary
Total operating revenues
Retail service revenues decreased in 2024 primarily as a result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Equipment sales revenues decreased in 2024, due primarily to a decline in smartphone devices sold due to lower upgrades and gross additions, partially offset by a higher average price of new smartphone sales.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable wireless companies. UScellular expects promotional aggressiveness by traditional carriers to continue and pricing pressures from cable wireless companies and new entrants to increase into the foreseeable future. Additionally, other larger wireless service providers have more developed networks and coverage as well as lower costs per subscriber than UScellular, which has negatively affected and may continue to negatively affect UScellular's ability to compete over time. Operating revenues and Operating income (loss) have been negatively impacted by these factors in current and prior periods, and are expected to be negatively impacted in future periods.
System operations expenses
System operations expenses decreased in 2024, due primarily to a decrease in expenses driven by the shutdown of the 3G Code Division Multiple Access (CDMA) network in the first quarter of 2024, partially offset by increases in outbound roaming usage and maintenance, utilities, and cell site expenses.

Index to MD&A
Cost of equipment sold
Cost of equipment sold decreased in 2024, due primarily to a decline in smartphone devices sold due to lower upgrades and gross additions, partially offset by a higher average cost of new smartphone sales.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased in 2024, due primarily to decreases in various general and administrative and sales related expenses, partially offset by an increase in the strategic alternatives review expenses of $27 million.
Loss on impairment of licenses
Loss on impairment of licenses increased in 2024 due to the wireless spectrum license impairment charge recorded during the third quarter of 2024. See Note 8 — Intangible Assets for a detailed discussion regarding this impairment.
2023-2022 Commentary
Total operating revenues
Retail service revenues decreased in 2023 primarily as a result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU as previously discussed in the Operational Overview section.
Other service revenues decreased in 2023, resulting from decreases in inbound roaming revenues, primarily driven by lower data revenues resulting from lower rates.
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

Index to MD&A
Towers Operations

As of December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Owned towers	4,409	4,373	4,336	1%	1%
Number of colocations	2,444	2,390	2,401	2%	—
Tower tenancy rate	1.55	1.55	1.55	—	—
2024-2023 Commentary
Number of colocations
Number of colocations increased in 2024 due to an increase in new tenant and equipment change executions partially offset by terminations. Colocation terminations decreased in 2024 compared to 2023 in part due to a decrease in legacy Sprint colocation terminations which decreased from 44 to 21 year over year.
Financial Overview — Towers
The following discussion and analysis compares financial results for the year ended December 31, 2024, to the year ended December 31, 2023 and the year ended December 31, 2023, to the year ended December 31, 2022.

Year Ended December 31,	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
(Dollars in millions)
Third-party revenues	$103	$101	$93	2%	8%
Intra-company revenues	131	127	123	3%	3%
Total tower revenues	234	228	216	3%	5%

System operations (excluding Depreciation, amortization and accretion reported below)	78	73	71	6%	2%
Selling, general and administrative	32	34	32	(5)%	7%
Depreciation, amortization and accretion	45	46	45	(1)%	1%
(Gain) loss on asset disposals, net	1	(2)	—	N/M	N/M
Total operating expenses	156	151	148	3%	2%

Operating income	$78	$77	$68	2%	13%

Adjusted OIBDA (Non-GAAP)[1]	$126	$121	$113	4%	7%
Adjusted EBITDA (Non-GAAP)[1]	$126	$121	$113	4%	7%
Capital expenditures	$23	$31	$28	(24)%	9%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
Key components of changes in the statement of operations line items were as follows:
2024-2023 Commentary
Total tower revenues
Total tower revenues increased in 2024 due primarily to an increase in intra-company revenues primarily as a result of an increase in the intra-company rate charged by Towers to Wireless and an increase in the number of owned towers.
Upon closing of the transaction to dispose of the wireless operations and select spectrum assets to T-Mobile, UScellular expects an increase in Third-party revenues that will be recognized under the Master License Agreement that will go into effect under the Securities Purchase Agreement. However, at such time Intra-company revenues would cease, resulting in significantly lower Tower revenues in the periods following the close.

Index to MD&A
Total operating expenses
Total operating expenses increased in 2024 due to an increase in System operations expenses as a result of increases in cell site ground rent and maintenance expenses.
Upon and following closing of the transaction to dispose of the wireless operations and select spectrum assets to T-Mobile, UScellular expects expenses may be incurred to affect the separation including costs to decommission certain towers and record remaining ground lease obligations on such decommissioned towers. These factors and other uncertainties in how the ongoing tower operations will be supported in the long-term may significantly impact operating expenses recorded in periods following the close.
Capital expenditures
Total capital expenditures decreased in 2024 due primarily to a decrease in the number of owned towers placed into service to support UScellular's wireless network.
2023-2022 Commentary
Total tower revenues
Total tower revenues increased in 2023 due primarily to an increase in third-party revenues primarily as a result of new colocator agreements and rent escalations.
Capital expenditures
Total capital expenditures increased in 2023 due primarily to an increase in the leasehold improvements on owned towers and an increase in perpetual easements and outright land purchases.

Index to MD&A

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom owns, operates and invests in high-quality networks, services and products in a mix of small to mid-sized urban, suburban and rural communities throughout the United States. TDS Telecom is a wholly-owned subsidiary of TDS and provides a wide range of broadband, video, voice and wireless communications services to residential, commercial and wholesale customers, with the constant focus on delivering outstanding customer service.
The following MD&A omits discussion of 2023 compared to 2022. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in TDS' Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024, for that discussion.

OPERATIONS

TDS Telecom headquarters, Madison, WI
TDS Telecom operations

▪Serves 1.1 million connections in 31 states.
▪Employs approximately 3,300 associates.

Index to MD&A
TDS Telecom Mission and Strategy
TDS Telecom's mission is to create a better world by providing high-quality communications services to connect people and businesses, support education, and strengthen communities.
TDS Telecom seeks to be the preferred broadband provider by offering fiber-rich networks, high-quality products and services, and a seamless customer experience. TDS Telecom's strategic efforts include:
▪TDS Telecom strives to provide high-quality broadband services in its markets with the ability to provide value-added bundling with video, voice and wireless service options. TDS Telecom focuses on driving growth by investing in fiber deployment.
▪TDS Telecom seeks to grow its operations by creating clusters of markets in attractive, growing locations and may seek to acquire and/or divest of assets to support its strategy.

Index to MD&A
Operational Overview — TDS Telecom
Total Service Address Mix
As of December 31,

TDS Telecom increased its service addresses 6% from a year ago to 1.8 million as of December 31, 2024, through network expansion. 44% of incumbent service addresses are served by fiber.
TDS Telecom offers 1Gig+ service to 74% of its total footprint as of December 31, 2024, compared to 72% a year ago.

As of December 31,	2024	2023	2024 vs. 2023
Residential connections
Broadband
Incumbent Fiber	118,500	110,100	8%
Incumbent Copper	116,900	134,700	(13)%
Expansion Fiber	126,100	92,200	37%
Cable	191,500	202,900	(6)%
Total Broadband	553,000	539,800	2%
Video	121,000	131,500	(8)%
Voice	261,600	281,600	(7)%
Total Residential Connections	935,600	952,900	(2)%
Commercial connections	190,500	210,200	(9)%
Total connections	1,126,100	1,163,100	(3)%
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connections declines, partially offset by broadband connection growth.
Divestitures in the fourth quarter of 2024 resulted in a decrease of 15,700 connections.

Index to MD&A

Residential Broadband Connections by Speed
As of December 31,

Residential broadband customers continue to take higher speeds with 81% taking speeds of 100 Mbps or greater and 22% choosing 1Gig+.

Residential Revenue per Connection
For the year ended December 31,

Total residential revenue per connection increased 5% for 2024, due primarily to price increases. Price increases are expected to moderate in 2025 relative to 2024.

Index to MD&A
Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the year ended December 31, 2024, to the year ended December 31, 2023.

Year Ended December 31,	2024	2023	2024 vs. 2023
(Dollars in millions)
Residential
Incumbent	$355	$352	1%
Expansion	114	75	52%
Cable	270	273	(1)%
Total residential	740	700	6%
Commercial	148	155	(5)%
Wholesale	173	172	—
Total service revenues	1,060	1,027	3%
Equipment revenues	1	1	(3)%
Total operating revenues	1,061	1,028	3%

Cost of services (excluding Depreciation, amortization and accretion reported below)	400	423	(5)%
Cost of equipment and products	1	—	58%
Selling, general and administrative	320	326	(2)%
Depreciation, amortization and accretion	271	245	10%
Loss on impairment of intangible assets	1	547	(100)%
(Gain) loss on asset disposals, net	12	10	28%
(Gain) loss on sale of business and other exit costs, net	(49)	—	N/M
Total operating expenses	956	1,551	(38)%

Operating income (loss)	$105	$(523)	N/M

Net income (loss)	$85	$(483)	N/M
Adjusted OIBDA (Non-GAAP)[1]	$340	$279	22%
Adjusted EBITDA (Non-GAAP)[1]	$350	$285	23%
Capital expenditures[2]	$324	$577	(44)%
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
•Wireless services
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues increased for 2024 due primarily to price increases and growth in broadband connections, partially offset by a decline in voice and video connections.

Commercial revenues decreased for 2024 due primarily to declining connections in CLEC markets, partially offset by increases in ad revenue.

Cost of services
Cost of services decreased for 2024 due primarily to lower employee-related expenses, plant and maintenance costs, costs to provide legacy services, and information processing costs, partially offset by higher video programming costs.

Selling, general and administrative
Selling, general and administrative expenses decreased for 2024 due primarily to decreases in employee-related expenses and professional fees, partially offset by higher property taxes and IT infrastructure costs.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for 2024 due primarily to increased capital expenditures on new fiber assets and customer premise equipment.
Loss on impairment of intangible assets
During the fourth quarter of 2023, TDS Telecom recorded a $547 million loss on impairment of Goodwill. See Note 8 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information.

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
TDS believes that existing cash and investment balances, funds available under its financing agreements, its ability to obtain future external financing, potential dispositions and expected cash flows from operating and investing activities will provide sufficient liquidity for TDS to meet its day-to-day operating needs and debt service requirements. In addition, TDS retains the ability, as described below, to reduce its capital expenditures to lower its funding needs.
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
TDS will continue to monitor the rapidly changing business and market conditions and is taking and intends to take appropriate actions, as necessary, to meet its liquidity needs. Due to its lack of scale and structural disadvantages, UScellular has higher costs per subscriber than its competitors and is balancing the timing of investments, such as its continued 5G deployment, with liquidity considerations. TDS Telecom has entered into and may continue to enter into agreements to divest of certain non-strategic assets, including in certain cases the associated E-ACAM build-out obligations, as well as slow the pace of and reprioritize its fiber deployment plans and reduce or defer planned capital expenditures as a means to lower its funding needs and meet its obligations. It is possible that TDS Telecom will be required, if it is unable to access capital on acceptable terms, to substantially reduce its plans for fiber deployment, in both the short and long-term, which may result in fewer opportunities to deploy fiber as competitors continue their deployments.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal. TDS does not have direct access to UScellular cash.

Cash and Cash Equivalents
(Dollars in millions)

The majority of TDS’ Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

Index to MD&A
In addition to Cash and cash equivalents, TDS and UScellular had available undrawn borrowing capacity from the following debt facilities at December 31, 2024. See the Financing section below for further details.

	TDS	UScellular
(Dollars in millions)
Revolving Credit Agreement	$399	$300
Term Loan Agreements	75	—
Receivables Securitization Agreement	—	448
Total available undrawn borrowing capacity	$474	$748
Financing
Revolving Credit Agreements
TDS and UScellular have unsecured revolving credit agreements with maximum borrowing capacities of $400 million and $300 million, respectively. Amounts under the revolving credit agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. During 2024, TDS borrowed $100 million and repaid $200 million under its revolving credit agreement. As of December 31, 2024, TDS' and UScellular’s unused borrowing capacity was $399 million and $300 million, respectively.
Unsecured Term Loan Agreements
TDS has unsecured term loan agreements with maximum borrowing capacities of $500 million. The maturity dates for the agreements range from July 2028 to July 2031. As of December 31, 2024, TDS has borrowed the full amounts available under the agreements and the outstanding borrowings were $487 million.
In May 2024, TDS entered into a $375 million unsecured term loan credit agreement. At closing, $300 million was drawn, less original issue discount, and the remaining $75 million may be drawn until November 2025. The maturity date of the agreement is May 2029. As of December 31, 2024, the outstanding borrowings under the agreement were $298 million.
UScellular has unsecured term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the agreements range from July 2026 to July 2031. During 2024, UScellular repaid $40 million, in addition to required quarterly installments, under its unsecured term loan agreement due July 2026. As of December 31, 2024, UScellular has borrowed the full amount available under the agreements and the outstanding borrowings were $723 million.
Secured Term Loan Agreement
TDS has a $300 million senior secured term loan credit agreement. In February 2025, TDS amended the agreement to extend the maturity date to the earlier of (i) September 2026 and (ii) the scheduled maturity date of TDS' existing revolving credit agreement (which maturity date is currently July 2026). As of December 31, 2024, the outstanding borrowings under the agreement were $300 million, which is the full amount available under the agreement.
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
Export Credit Financing Agreements
TDS and UScellular each have a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. The maturity date for the TDS agreement is December 2027 and for the UScellular agreement is January 2027. As of December 31, 2024, TDS and UScellular have both borrowed the full amount available under the agreements.
Receivables Securitization Agreement
UScellular, through its subsidiaries, has a receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. During 2024, UScellular borrowed $40 million and repaid $188 million under the agreement. As of December 31, 2024, the outstanding borrowings under the agreement were $2 million and classified as Current portion of long-term debt in the Consolidated Balance Sheet, and the unused borrowing capacity was $448 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.

Index to MD&A
Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and UScellular are required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 to March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe that they were in compliance as of December 31, 2024 with all such financial covenants.
The term loan agreement entered into in May 2024 requires TDS to comply with certain affirmative and negative covenants, which includes a financial covenant that may restrict the borrowing capacity available. TDS is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.50 to 1.00 from April 1, 2024 through March 31, 2025; 4.25 to 1.00 from April 1, 2025 and thereafter. TDS believes that it was in compliance as of December 31, 2024 with such financial covenant.
TDS believes that it and/or its subsidiaries were in compliance as of December 31, 2024, with all covenants and other requirements set forth in the TDS and UScellular long-term debt indentures. TDS and UScellular have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.
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
See Note 13 — Debt in the Notes to Consolidated Financial Statements for additional information related to the financing agreements.
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
TDS and UScellular are rated as sub-investment grade issuers. The TDS and UScellular issuer credit ratings as of December 31, 2024, and the dates such ratings were issued were as follows:

Rating Agency	Rating	Outlook
Moody's (issued May 2024)	Ba1	rating under review
Standard & Poor's (issued August 2023)	BB	watch-developing outlook
Fitch Ratings (issued May 2024)	BB+	rating watch negative
The TDS and UScellular credit ratings may be impacted in the future based on the outcomes of the T-Mobile, Verizon and AT&T transactions and the remaining UScellular business, among other factors.

Index to MD&A
Capital Requirements
The discussion below is intended to highlight some of the significant cash outlays expected during 2025 and beyond and to highlight the spending incurred in current and prior years for these items. This discussion does not include cash required to fund normal operations, and is not a comprehensive list of capital requirements. Significant cash requirements that are not routine or in the normal course of business could arise from time to time.
Capital Expenditures
TDS makes substantial investments to acquire, construct and upgrade telecommunications networks and facilities to remain competitive and as a basis for creating long-term value for shareholders. In recent years, changes in technology have required substantial investments in TDS’ networks to remain competitive; this is expected to continue in 2025 and future years with the continued deployment of 5G technology for UScellular, and the continued deployment of fiber for TDS Telecom.
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, in 2024, 2023 and 2022 were as follows:

Capital Expenditures
(Dollars in millions)

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$1,285
$1,197
$906
2022
2023
2024
UScellular Wireless
UScellular Towers
TDS Telecom
Corporate and Other

UScellular’s capital expenditures were $577 million, $611 million and $717 million in 2024, 2023 and 2022, respectively. In 2024, UScellular's capital expenditures were used for the following purposes:

•Continue to deploy 5G using mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
•Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures were $324 million, $577 million and $556 million in 2024, 2023 and 2022, respectively. In 2024, these capital expenditures were used for the following purposes:
•Continue to expand fiber deployment primarily in expansion markets;
•Support broadband growth and success-based spending; and
•Maintain and enhance existing infrastructure including build-out requirements of state broadband and E-ACAM programs.

TDS Telecom's capital expenditures for 2025 are expected to be between $375 million and $425 million. These expenditures are expected to be used for similar purposes as those listed above.

TDS intends to finance its capital expenditures for 2025 using primarily Cash flows from operating activities, existing cash balances and additional debt financing from its existing agreements and/or other forms of available financing.
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

Index to MD&A
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
Variable Interest Entities
TDS consolidates certain “variable interest entities” as defined under GAAP. See Note 16 — Variable Interest Entities in the Notes to Consolidated Financial Statements for additional information related to these variable interest entities. TDS may elect to make additional capital contributions and/or advances to these variable interest entities in future periods to fund their operations.
Common Share Repurchase Programs
TDS had no share repurchases during 2024. As of December 31, 2024, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $132 million.
During 2024, UScellular repurchased 939,999 Common Shares for $55 million at an average cost per share of $58.06. At December 31, 2024, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 986,942.
Depending on its future financial performance, construction, development and acquisition programs, and available sources of financing, TDS and UScellular may not have sufficient liquidity or capital resources to make share repurchases. Therefore, there is no assurance that TDS and UScellular will make any share repurchases in the future.
For additional information related to the current TDS and UScellular repurchase authorizations, see Note 18 — Shareholders’ Equity in the Notes to Consolidated Financial Statements.
Dividends
TDS paid quarterly dividends per outstanding share of $0.19 in the first quarter of 2024 and $0.04 in each of the second, third and fourth quarters of 2024. TDS paid quarterly dividends per outstanding share of $0.185 in 2023 and $0.180 in 2022. It is uncertain at this time how the outcome of the ongoing strategic alternatives review process for UScellular, TDS' available opportunities to reinvest in its businesses, or TDS' ongoing liquidity needs, may impact the decisions of the TDS Board of Directors regarding the declaration of future dividends.
TDS paid quarterly dividends per outstanding Series UU depositary share (each representing 1/1,000th of a Preferred Share) of $0.414 in 2024, 2023 and 2022.
TDS paid quarterly dividends per outstanding Series VV depositary share (each representing 1/1,000th of a Preferred Share) of $0.375 in 2024, 2023 and 2022.

Index to MD&A
Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and to construct and upgrade communications networks and facilities with a goal of creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, TDS may need to delay or reduce certain investments, dividend payments or sell assets. Refer to Liquidity and Capital Resources within this MD&A and Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS’ cash flow activities in 2024 and 2023. For a discussion of 2022, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in TDS' Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024.
2024 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $114 million. Net cash provided by operating activities was $1,145 million due to net loss of $26 million adjusted for non-cash items of $1,070 million and distributions received from unconsolidated entities of $169 million, including $75 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $68 million. The working capital changes were primarily driven by an increase in receivable balances and the timing of vendor payments, partially offset by reduced inventory balances.
Distributions from certain equity method investments operated by Verizon are expected to include incremental discrete amounts in 2025 related to proceeds received by Verizon in the tower transaction with Vertical Bridge that closed in December 2024. The process of administering these distributions is in progress and it is uncertain whether such incremental discrete amounts will result in an increase in total distributions from these partnerships in 2025 relative to 2024 given that the final amount of the incremental distributions is not known, and total distributions are dependent upon the operations of the underlying operating companies, and the general partners’ decisions on the amount and timing of any distributions, among other factors.
Cash flows used for investing activities were $754 million, due primarily to payments for property, plant and equipment of $884 million and payments for wireless spectrum licenses of $20 million, partially offset by cash received from divestitures of $147 million.
Cash flows used for financing activities were $277 million, due primarily to $200 million in repayments on the TDS revolving credit agreement, $188 million in repayments on the UScellular receivables securitization agreement, $67 million in repayments on the TDS and UScellular term loan agreements, payment of $104 million in dividends, cash paid for software licenses of $67 million and the repurchase of $54 million of UScellular Common Shares. These were partially offset by $300 million borrowed under the TDS term loan agreements, $100 million borrowed under the TDS revolving credit agreement and $40 million borrowed under the receivables securitization agreement.
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
Accounts payable
Accounts payable decreased $80 million due primarily to vendor payment timing differences and the divestiture of the hosted and managed (HMS) operations. See Note 7 — Divestitures in the Notes to Consolidated Financial Statements for additional information.
Other current liabilities
Other current liabilities decreased $32 million due primarily to payments related to software license agreements.

Index to MD&A
Application of Critical Accounting Policies and Estimates
TDS prepares its consolidated financial statements in accordance with GAAP. TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 11 — Leases in the Notes to Consolidated Financial Statements.
Management believes the application of the following critical accounting policies and the estimates required by such application reflect its most significant judgments and estimates used in the preparation of TDS’ consolidated financial statements.
Wireless Spectrum License Impairment – UScellular
Wireless spectrum licenses represent a significant component of UScellular’s consolidated assets. Wireless spectrum licenses, including those with FCC build-out requirements that have not yet been satisfied, are considered to be indefinite-lived assets, and therefore, are not amortized but are tested for impairment annually or more frequently if there are events or circumstances that cause UScellular to believe that their carrying values exceed their fair values. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
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
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the five units tested, using a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The midpoint of the range was established as the estimate of fair value for each unit of accounting. Based on this valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136 million impairment was recorded to Loss on impairment of licenses in the Consolidated Statement of Operations within UScellular’s Wireless segment during the third quarter of 2024. Substantially all of the impairment loss related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161 million after the impairment loss. The impairment loss is driven by the change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
For purposes of its annual impairment test as of November 1, 2024, UScellular performed a qualitative test for all twelve of its units of accounting. The test considered several factors, including the results of the quantitative impairment assessment performed in the third quarter of 2024 as well as purchase prices of executed agreements to sell certain wireless spectrum licenses and other market factors. Based on these assessments, UScellular concluded that it was more likely than not that the fair value of each unit of accounting exceeded its respective carrying value. Therefore, no quantitative impairment evaluation was completed.
For purposes of its 2023 impairment test, UScellular had one unit of accounting and used a quantitative market approach to value the wireless spectrum license portfolio. The wireless spectrum licenses were pooled by band, and a range of values was established using industry benchmarks, FCC auction data, and precedent transactions. The midpoint of the range was established as the point estimate for the value of each band, and the sum of the band values was used as the point estimate value of UScellular's wireless spectrum license unit of accounting. Based on this valuation, the fair value of the wireless spectrum licenses exceeded the respective carrying value by 17% and there was no impairment of wireless spectrum licenses.
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

Index to MD&A
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
See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.
Regulatory Matters
5G Fund
On October 27, 2020, the FCC adopted rules creating the 5G Fund for Rural America, which will distribute up to $9 billion over ten years to bring 5G wireless broadband connectivity to rural America. The 5G Fund will be implemented through a two-phase competitive process, using multiround auctions to award support. The winning bidders will be required to meet certain minimum speed requirements and interim and final deployment milestones. The order provides that the 5G Fund be in lieu of the previously proposed fund (the Phase II Connect America Mobility Fund) for the development of 4G LTE. The order also provides that over time a growing percentage of the legacy support a carrier receives must be used for 5G deployment. On September 22, 2023, the FCC adopted a Further Notice of Proposed Rulemaking (FNPRM) to continue implementation of the 5G Fund. The FCC sought comment on, among other things, the definition of areas eligible for 5G Fund support, adjustment factors and metrics used to identify winning bids, and the potential inclusion of cybersecurity and supply chain management requirements for those receiving 5G Fund support. On August 29, 2024, the FCC adopted new rules to move forward with targeted investments in the deployment of advanced, 5G mobile wireless broadband services in rural communities through the 5G Fund auction process. The start date of the auction was not announced.
UScellular cannot predict at this time when the 5G Fund auction will occur, when the phase down period for its existing legacy support from the Federal USF will commence, or whether the 5G Fund auction will provide opportunities to UScellular to offset any loss in existing support.
Spectrum Auctions
On February 24, 2021, the FCC announced by way of Public Notice that UScellular was the provisional winning bidder of 254 wireless spectrum licenses in the 3.7-3.98 GHz bands for $1,283 million in Auction 107. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021 and the wireless spectrum licenses were granted by the FCC in July 2021. Additionally, UScellular was obligated to pay relocation costs and accelerated relocation incentive payments of $8 million, $122 million, $8 million and $36 million in the years ended December 31, 2024, 2023, 2022 and 2021, respectively. Such additional costs were estimated, accrued and capitalized at the time the licenses were granted and have been adjusted as such costs were finalized. UScellular received full access to the spectrum in the third quarter of 2023.
FCC Enhanced Alternative Connect America Cost Model (E-ACAM)
On July 24, 2023, the FCC released an order adopting the E-ACAM program for the purpose of supporting widespread deployment of 100/20 Mbps service speeds in eligible rural areas. The program is offered and extended to carriers currently receiving ACAM or legacy rate-of-return support.
On September 28, 2023, TDS Telecom notified the FCC of its decision to accept 24 of the 25 state offers received for E-ACAM support. The enhanced program will help enable TDS Telecom to deploy high-speed internet to approximately 300,000 locations, including those eligible for E-ACAM support and those passed along the route. Starting in 2024, TDS Telecom expects to receive support of approximately $90 million per year for 15 years in exchange for meeting the 100/20 Mbps service requirement. The support replaces the prior ACAM program support received for the 24 states where TDS Telecom has wireline operations. On October 30, 2023, the Wireline Competition Bureau issued a public notice authorizing the Universal Service Administrative Company to disburse the appropriate amounts. TDS Telecom will incur capital expenditures over the next several years to meet its obligations to serve the required locations with 100/20 Mbps service.

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
Announced Transaction and Strategic Alternatives Review Risk Factors
▪TDS and UScellular entered into a Securities Purchase Agreement dated as of May 24, 2024 with T-Mobile and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile. In addition, UScellular, and certain subsidiaries of UScellular, entered into the Verizon Purchase Agreement on October 17, 2024, and the AT&T Purchase Agreement on November 6, 2024 to sell certain wireless spectrum licenses. There is no guarantee that the transactions contemplated by the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement will be able to be consummated or that UScellular will be able to find buyers at mutually agreeable prices for its spectrum assets not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement. Costs and uncertainties related to the transactions could have adverse effects on TDS’ financial condition or results of operations.
▪If the T-Mobile, Verizon and AT&T transactions are not consummated, substantial changes will be required to the manner in which UScellular’s wireless business is conducted, and we expect there will be a material adverse effect on TDS' financial condition and results of operations.
▪If the T-Mobile, Verizon and AT&T transactions are consummated, substantial costs will be triggered and substantial changes will be required to the manner in which UScellular’s remaining business is conducted, which could have a material adverse effect on TDS' financial condition and results of operations.
Operational Risk Factors
▪A delay or failure by TDS to complete significant network construction and systems implementation activities as part of its plans to improve the quality, coverage, capabilities and capacity of its network, support and other systems and infrastructure as well as renew wireless spectrum licenses, could adversely affect its operations.
▪Intense competition involving products, services, pricing, promotions and network speed and technologies could adversely affect TDS’ revenues or increase its costs to compete.
▪TDS’ lack of scale and structural disadvantages, particularly in the wireless business, relative to larger competitors that may have greater financial and other resources than TDS has caused and could continue to cause TDS to be unable to compete successfully, which has adversely affected and could continue to adversely affect its business, financial condition or results of operations.
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
▪Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, cost increases, churn from customer switching activity and other factors, could have an adverse effect on TDS’ business, financial condition or results of operations.

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
Financial Risk Factors
▪Uncertainty in TDS’ or UScellular's future cash flow and liquidity or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in TDS’ or UScellular's performance or market conditions, changes in TDS’ or UScellular's credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which has required and is expected in the future to require TDS to reduce or delay its construction, development or acquisition programs, divest assets or businesses, and/or reduce or cease share repurchases and/or the payment of common shareholder dividends.
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
▪Settlements, judgments, restraints on its current or future manner of doing business and/or costs resulting from pending and future legal and policy proceedings could have an adverse effect on TDS’ business, financial condition or results of operations.
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

Index to MD&A
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

Index to MD&A
Market Risk
Long-Term Debt
As of December 31, 2024, approximately 50% of TDS' long-term debt was in fixed-rate senior notes and approximately 50% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations and the related weighted average interest rates by maturity dates at December 31, 2024:

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
2025	$31	6.7%
2026	539	6.3%
2027	322	6.1%
2028	485	6.5%
2029	299	11.4%
Thereafter	2,488	6.2%
Total	$4,164	6.6%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments, and unamortized discounts related to UScellular's 6.7% Senior Notes. The 2025 amount includes repayment of $2 million of outstanding borrowings under the receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in October 2025. If the T-Mobile transaction is consummated, TDS expects to repay outstanding borrowings under certain long-term debt obligations. See Note 13 — Debt in the Notes to Consolidated Financial Statements for additional information.
2Represents the weighted average stated interest rates at December 31, 2024, for debt maturing in the respective periods.
Fair Value of Long-Term Debt
At December 31, 2024 and 2023, the estimated fair value of long-term debt obligations, excluding lease obligations, the current portion of such long-term debt and debt financing costs, was $4,015 million and $3,651 million, respectively, and the book value was $4,119 million and $4,139 million, respectively. See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Supplemental Information Relating to Non-GAAP Financial Measures
TDS sometimes uses information derived from consolidated financial information but not presented in its financial statements prepared in accordance with GAAP to evaluate the performance of its business. Certain of these measures are considered “non-GAAP financial measures” under U.S. Securities and Exchange Commission Rules. Specifically, TDS has referred to the following measures in this Form 10-K Report:
▪EBITDA
▪Adjusted EBITDA
▪Adjusted OIBDA
▪Free cash flow
▪Intangible assets impairment, net of tax

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
Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. See Note 20 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of UScellular, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income (loss) and/or Operating income (loss). Income and expense items below Operating income (loss) are not provided at the individual segment level for Wireless and Towers; therefore, the reconciliations begin with EBITDA and the most directly comparable GAAP measure is Operating income (loss) rather than Net income (loss) at the segment level.

Index to MD&A

TDS - CONSOLIDATED	2024	2023	2022
(Dollars in millions)
Net income (loss) (GAAP)	$(26)	$(487)	$72
Add back:
Income tax expense	6	10	53
Interest expense	279	244	174
Depreciation, amortization and accretion	943	915	929
EBITDA (Non-GAAP)	1,202	682	1,228
Add back or deduct:
Expenses related to strategic alternatives review	56	13	—
Loss on impairment of intangible assets	137	547	3
(Gain) loss on asset disposals, net	30	27	27
(Gain) loss on sale of business and other exit costs, net	(68)	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Adjusted EBITDA (Non-GAAP)	1,360	1,267	1,257
Deduct:
Equity in earnings of unconsolidated entities	164	159	159
Interest and dividend income	27	20	17
Other, net	5	2	1
Adjusted OIBDA (Non-GAAP)	1,164	1,086	1,080
Deduct:
Depreciation, amortization and accretion	943	915	929
Expenses related to strategic alternatives review	56	13	—
Loss on impairment of intangible assets	137	547	3
(Gain) loss on asset disposals, net	30	27	27
(Gain) loss on sale of business and other exit costs, net	(68)	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Operating income (loss) (GAAP)	$63	$(414)	$122

UScellular	2024	2023	2022
(Dollars in millions)
Net income (loss) (GAAP)	$(32)	$58	$35
Add back:
Income tax expense	10	53	37
Interest expense	183	196	163
Depreciation, amortization and accretion	665	656	700
EBITDA (Non-GAAP)	826	963	935
Add back or deduct:
Expenses related to strategic alternatives review	35	8	—
Loss on impairment of licenses	136	—	3
(Gain) loss on asset disposals, net	18	17	19
(Gain) loss on sale of business and other exit costs, net	—	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Adjusted EBITDA (Non-GAAP)	1,018	986	956
Deduct:
Equity in earnings of unconsolidated entities	161	158	158
Interest and dividend income	12	10	8
Adjusted OIBDA (Non-GAAP)	845	818	790
Deduct:
Depreciation, amortization and accretion	665	656	700
Expenses related to strategic alternatives review	35	8	—
Loss on impairment of licenses	136	—	3
(Gain) loss on asset disposals, net	18	17	19
(Gain) loss on sale of business and other exit costs, net	—	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Operating income (loss) (GAAP)	$(12)	$139	$69

Index to MD&A

UScellular Wireless	2024	2023	2022
(Dollars in millions)
EBITDA (Non-GAAP)	$530	$672	$656
Add back or deduct:
Expenses related to strategic alternatives review	33	8	—
Loss on impairment of licenses	136	—	3
(Gain) loss on asset disposals, net	17	19	19
(Gain) loss on sale of business and other exit costs, net	—	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	719	697	677
Deduct:
Depreciation, amortization and accretion	620	610	655
Expenses related to strategic alternatives review	33	8	—
Loss on impairment of licenses	136	—	3
(Gain) loss on asset disposals, net	17	19	19
(Gain) loss on sale of business and other exit costs, net	—	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Operating income (loss) (GAAP)	$(90)	$62	$1

UScellular Towers	2024	2023	2022
(Dollars in millions)
EBITDA (Non-GAAP)	$123	$123	$113
Add back or deduct:
Expenses related to strategic alternatives review	2	—	—
(Gain) loss on asset disposals	1	(2)	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	126	121	113
Deduct:
Depreciation, amortization and accretion	45	46	45
Expenses related to strategic alternatives review	2	—	—
(Gain) loss on asset disposals, net	1	(2)	—
Operating income (GAAP)	$78	$77	$68

Index to MD&A

TDS TELECOM	2024	2023	2022
(Dollars in millions)
Net income (loss) (GAAP)	$85	$(483)	$53
Add back or deduct:
Income tax expense (benefit)	35	(26)	23
Interest expense	(5)	(8)	(7)
Depreciation, amortization and accretion	271	245	215
EBITDA (Non-GAAP)	385	(272)	284
Add back or deduct:
Loss on impairment of intangible assets	1	547	—
(Gain) loss on asset disposals, net	12	10	7
(Gain) loss on sale of business and other exit costs, net	(49)	—	—
Adjusted EBITDA (Non-GAAP)	350	285	291
Deduct:
Interest and dividend income	5	4	2
Other, net	4	2	1
Adjusted OIBDA (Non-GAAP)	340	279	288
Deduct:
Depreciation, amortization and accretion	271	245	215
Loss on impairment of intangible assets	1	547	—
(Gain) loss on asset disposals, net	12	10	7
(Gain) loss on sale of business and other exit costs, net	(49)	—	—
Operating income (loss) (GAAP)	$105	$(523)	$66
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

	2024	2023	2022
(Dollars in millions)
Cash flows from operating activities (GAAP)	$1,145	$1,142	$1,155
Cash paid for additions to property, plant and equipment	(884)	(1,211)	(1,161)
Cash paid for software license agreements	(67)	(66)	(23)
Free cash flow (Non-GAAP)	$194	$(135)	$(29)

Index to MD&A
Intangible assets impairment, net of tax
The following non-GAAP financial measure isolates the total effects on net income of the Loss on impairment of intangible assets at TDS Telecom and UScellular, including tax impacts. TDS believes this measure may be useful to investors and other users of its financial information to assist in comparing financial results with periods that were not impacted by impairment charges.

	2024	2023	2022
(Dollars in millions)
Net income (loss) attributable to TDS common shareholders (GAAP)	$(97)	$(569)	$(7)
Adjustments:
Loss on impairment of intangible assets	137	547	3
Deferred tax benefit on the tax-amortizable portion of the impaired intangible assets	(34)	(36)	—
UScellular noncontrolling public shareholders' portion of the impaired intangible assets	(18)	—	—
Subtotal of Non-GAAP adjustments	85	511	3
Net income (loss) attributable to TDS common shareholders excluding intangible assets impairment charge (Non-GAAP)	$(12)	$(58)	$(4)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See section entitled "Market Risk" in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data
Financial Statements
Telephone and Data Systems, Inc.
Consolidated Statement of Operations

Year Ended December 31,	2024	2023	2022
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$4,110	$4,169	$4,240
Equipment and product sales	854	991	1,173
Total operating revenues	4,964	5,160	5,413

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	1,174	1,240	1,245
Cost of equipment and products	961	1,094	1,320
Selling, general and administrative	1,721	1,753	1,768
Depreciation, amortization and accretion	943	915	929
Loss on impairment of intangible assets	137	547	3
(Gain) loss on asset disposals, net	30	27	27
(Gain) loss on sale of business and other exit costs, net	(68)	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Total operating expenses	4,901	5,574	5,291

Operating income (loss)	63	(414)	122

Investment and other income (expense)
Equity in earnings of unconsolidated entities	164	159	159
Interest and dividend income	27	20	17
Interest expense	(279)	(244)	(174)
Other, net	5	2	1
Total investment and other income (expense)	(83)	(63)	3

Income (loss) before income taxes	(20)	(477)	125
Income tax expense	6	10	53
Net income (loss)	(26)	(487)	72
Less: Net income attributable to noncontrolling interests, net of tax	2	13	10
Net income (loss) attributable to TDS shareholders	(28)	(500)	62
TDS Preferred Share dividends	69	69	69
Net income (loss) attributable to TDS common shareholders	$(97)	$(569)	$(7)

Basic weighted average shares outstanding	114	113	114
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.85)	$(5.05)	$(0.07)

Diluted weighted average shares outstanding	114	113	114
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.85)	$(5.06)	$(0.07)
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Net income (loss)	$(26)	$(487)	$72
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Net actuarial gains (losses)	10	8	(4)
Amortization of prior service cost and unrecognized net gain	(1)	—	4
	9	8	—
Change in deferred income taxes	(2)	(2)	—
Change related to retirement plan, net of tax	7	6	—
Net change in accumulated other comprehensive income	7	6	—
Comprehensive income (loss)	(19)	(481)	72
Less: Net income attributable to noncontrolling interests, net of tax	2	13	10
Comprehensive income (loss) attributable to TDS shareholders	$(21)	$(494)	$62
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Cash flows from operating activities
Net income (loss)	$(26)	$(487)	$72
Add (deduct) adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, amortization and accretion	943	915	929
Bad debts expense	106	111	138
Stock-based compensation expense	71	41	42
Deferred income taxes, net	3	8	47
Equity in earnings of unconsolidated entities	(164)	(159)	(159)
Distributions from unconsolidated entities	169	150	145
Loss on impairment of intangible assets	137	547	3
(Gain) loss on asset disposals, net	30	27	27
(Gain) loss on sale of business and other exit costs, net	(68)	—	(1)
(Gain) loss on license sales and exchanges, net	3	(2)	—
Other operating activities	9	8	10
Changes in assets and liabilities from operations
Accounts receivable	(10)	2	(69)
Equipment installment plans receivable	(37)	(20)	(199)
Inventory	20	61	(90)
Accounts payable	(40)	(99)	32
Customer deposits and deferred revenues	9	(8)	48
Accrued taxes	(4)	50	127
Other assets and liabilities	(6)	(3)	53
Net cash provided by operating activities	1,145	1,142	1,155

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(884)	(1,211)	(1,161)
Cash paid for licenses and other intangible assets	(20)	(130)	(614)
Cash received from divestitures	147	1	8
Other investing activities	3	13	(16)
Net cash used in investing activities	(754)	(1,327)	(1,783)

Cash flows from financing activities
Issuance of long-term debt	440	1,081	1,154
Repayment of long-term debt	(456)	(723)	(332)
Issuance of short-term debt	—	—	110
Repayment of short-term debt	—	(60)	(50)
TDS Common Shares reissued for stock-based compensation awards, net of tax payments	(2)	(3)	(4)
UScellular Common Shares reissued for stock-based compensation awards, net of tax payments	(11)	(6)	(5)
Repurchase of TDS Common Shares	—	(6)	(40)
Repurchase of UScellular Common Shares	(54)	—	(43)
Dividends paid to TDS shareholders	(104)	(153)	(151)
Payment of debt and equity issuance costs	(16)	(5)	(2)
Distributions to noncontrolling interests	(5)	(3)	(3)
Cash paid for software license agreements	(67)	(66)	(23)
Other financing activities	(2)	—	2
Net cash provided by (used in) financing activities	(277)	56	613

Net increase (decrease) in cash, cash equivalents and restricted cash	114	(129)	(15)

Cash, cash equivalents and restricted cash
Beginning of period	270	399	414
End of period	$384	$270	$399
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets

December 31,	2024	2023
(Dollars in millions)
Current assets
Cash and cash equivalents	$364	$236
Accounts receivable
Customers and agents, less allowances of $68 and $70, respectively	962	992
Other, less allowances of $2 and $4, respectively	79	82
Inventory, net	183	208
Prepaid expenses	72	86
Income taxes receivable	2	4
Other current assets	33	52
Total current assets	1,695	1,660

Assets held for sale	—	15

Licenses	4,588	4,702

Other intangible assets, net of accumulated amortization of $128 and $106, respectively	161	183

Investments in unconsolidated entities	500	505

Property, plant and equipment
In service and under construction	14,363	15,612
Less: Accumulated depreciation and amortization	9,369	10,550
Property, plant and equipment, net	4,994	5,062

Operating lease right-of-use assets	982	987

Other assets and deferred charges	762	807

Total assets[1]	$13,682	$13,921
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity

December 31,	2024	2023
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$31	$26
Accounts payable	280	360
Customer deposits and deferred revenues	283	277
Accrued interest	16	12
Accrued taxes	39	43
Accrued compensation	150	149
Short-term operating lease liabilities	153	147
Other current liabilities	138	170
Total current liabilities	1,090	1,184

Deferred liabilities and credits
Deferred income tax liability, net	981	975
Long-term operating lease liabilities	867	890
Other deferred liabilities and credits	809	784

Long-term debt, net	4,051	4,080

Commitments and contingencies

Noncontrolling interests with redemption features	16	12

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 114 shares (7 Series A Common and 107 Common Shares) and 113 shares (7 Series A Common and 106 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,574	2,558
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, 0.0444 shares outstanding (0.0168 Series UU and 0.0276 Series VV)	1,074	1,074
Treasury shares, at cost, 19 and 20 Common Shares, respectively	(425)	(465)
Accumulated other comprehensive income	18	11
Retained earnings	1,849	2,023
Total TDS shareholders’ equity	5,091	5,202

Noncontrolling interests	777	794

Total equity	5,868	5,996

Total liabilities and equity[1]	$13,682	$13,921
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of December 31, 2024 and 2023, include assets held by consolidated variable interest entities (VIEs) of $983 million and $1,188 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of December 31, 2024 and 2023, include certain liabilities of consolidated VIEs of $24 million and $23 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 16 — Variable Interest Entities for additional information.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2023	$1	$2,558	$1,074	$(465)	$11	$2,023	$5,202	$794	$5,996
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(28)	(28)	—	(28)
Net income (loss) attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	7	—	7	—	7
TDS Common and Series A Common share dividends ($0.31 per share)	—	—	—	—	—	(35)	(35)	—	(35)
TDS Preferred share dividends ($1,656 per Series UU share and $1,500 per Series VV share)	—	—	—	—	—	(69)	(69)	—	(69)
Dividend reinvestment plan	—	—	—	1	—	—	1	—	1
Incentive and compensation plans	—	17	—	39	—	(42)	14	—	14
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(1)	—	—	—	—	(1)	(10)	(11)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
December 31, 2024	$1	$2,574	$1,074	$(425)	$18	$1,849	$5,091	$777	$5,868
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2022	$1	$2,551	1,074	$(481)	$5	$2,699	$5,849	$754	$6,603
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(500)	(500)	—	(500)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	13	13
Other comprehensive income	—	—	—	—	6	—	6	—	6
TDS Common and Series A Common Share dividends ($0.74 per share)	—	—	—	—	—	(83)	(83)	—	(83)
TDS Preferred share dividends ($1,656 per Series UU share and $1,500 per Series VV share)	—	—	—	—	—	(70)	(70)	—	(70)
Repurchase of Common Shares	—	—	—	(6)	—	—	(6)	—	(6)
Dividend reinvestment plan	—	1	—	3	—	(1)	3	—	3
Incentive and compensation plans	—	19	—	19	—	(22)	16	—	16
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(13)	—	—	—	—	(13)	30	17
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
December 31, 2023	$1	$2,558	$1,074	$(465)	$11	$2,023	$5,202	$794	$5,996
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2021	$1	$2,496	$1,074	$(461)	$5	$2,812	$5,927	$807	$6,734
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	62	62	—	62
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	9	9
TDS Common and Series A Common Share dividends ($0.72 per share)	—	—	—	—	—	(82)	(82)	—	(82)
TDS Preferred share dividends ($1,656 per Series UU share and $1,500 per Series VV share)	—	—	—	—	—	(69)	(69)	—	(69)
Repurchase of Common Shares	—	—	—	(40)	—	—	(40)	—	(40)
Dividend reinvestment plan	—	2	—	3	—	(3)	2	—	2
Incentive and compensation plans	—	18	—	17	—	(21)	14	—	14
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	35	—	—	—	—	35	(59)	(24)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
December 31, 2022	$1	$2,551	$1,074	$(481)	$5	$2,699	$5,849	$754	$6,603
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Nature of Operations
Telephone and Data Systems, Inc. (TDS) is a diversified telecommunications company providing high-quality communications services to customers with 4.4 million retail wireless connections and 1.1 million broadband, video and voice connections at December 31, 2024. TDS conducts wireless operations through its 83%-owned subsidiary, United States Cellular Corporation (UScellular). TDS provides broadband, video, voice and wireless services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom).
TDS has the following reportable segments: UScellular Wireless, UScellular Towers and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). TDS' wholly-owned hosted and managed services (HMS) subsidiary, which operated under the OneNeck IT Solutions brand, was sold to a third-party on September 3, 2024. See Note 7 — Divestitures for additional information. HMS' and Suttle-Straus' financial results were not significant to TDS' operations. All of TDS’ segments operate entirely in the United States. See Note 20 — Business Segment Information for summary financial information on each business segment.
Change in Reportable Segments
During the second quarter of 2024, TDS and UScellular modified their reporting structure due to the planned disposal of the UScellular wireless operations and, as a result, disaggregated the UScellular operations into two reportable segments – Wireless and Towers. This presentation reflects how TDS' and UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. Prior periods have been updated to conform to the new reportable segments. See Note 20 — Business Segment Information for additional information about TDS' segments.
Principles of Consolidation
The accounting policies of TDS conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including UScellular and TDS Telecom. In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that requires consolidation into the TDS financial statements under GAAP. See Note 16 — Variable Interest Entities for additional information relating to TDS’ VIEs. Intercompany accounts and transactions have been eliminated.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less. Cash and cash equivalents subject to contractual restrictions are classified as restricted cash. Restricted cash primarily consists of balances required under the receivables securitization agreement. See Note 13 — Debt for additional information related to the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

December 31,	2024	2023
(Dollars in millions)
Cash and cash equivalents	$364	$236
Restricted cash included in Other current assets	20	34
Cash, cash equivalents and restricted cash in the statement of cash flows	$384	$270

Index to Financial Statements and Supplementary Data
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
Cloud-Hosted Arrangements
TDS' cloud-hosted arrangements that are service contracts consist primarily of software used to perform administrative functions. Implementation costs related to TDS' cloud-hosted arrangements, which are recorded in Prepaid expenses and Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

December 31,	2024	2023
(Dollars in millions)
Implementation costs, gross	$134	$117
Accumulated amortization	(91)	(68)
Implementation costs, net	$43	$49
These costs are amortized over the period of the service contract, which is generally three to five years. Amortization of implementation costs was $22 million, $18 million and $19 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included in Selling, general and administrative expenses.
Licenses
Licenses consist of direct and incremental costs incurred in acquiring Federal Communications Commission (FCC) wireless spectrum licenses that generally provide UScellular with the exclusive right to utilize designated radio spectrum within specific geographic service areas to provide wireless service. Although wireless spectrum licenses are issued for a fixed period of time, generally ten years, or in some cases twelve or fifteen years, the FCC has granted license renewals routinely and at a nominal cost. The wireless spectrum licenses held by UScellular expire at various dates. UScellular believes that it is probable that its future wireless spectrum license renewal applications will be granted. UScellular applies a consistent treatment to its wireless spectrum licenses with FCC build-out requirements that have not yet been satisfied as UScellular believes it is reasonable to assume that such requirements will be met by the FCC imposed deadlines. UScellular determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the wireless spectrum licenses. Therefore, UScellular has determined that wireless spectrum licenses are indefinite-lived intangible assets.
UScellular performs its annual impairment assessment of wireless spectrum licenses as of November 1 of each year or more frequently if there are events or circumstances that cause UScellular to believe it is more likely than not that the carrying value of wireless spectrum licenses exceeds fair value. For purposes of its impairment test, UScellular had twelve units of accounting in 2024 and one unit of accounting in 2023.
UScellular performed a quantitative impairment assessment in the third quarter of 2024 and a qualitative impairment assessment as of its annual testing date of November 1, 2024 to determine whether the wireless spectrum licenses were impaired. Based on the impairment assessment performed during the third quarter of 2024, an impairment of wireless spectrum licenses was recorded. There was no further quantitative assessment or impairment indicated in the fourth quarter of 2024. See Note 8 — Intangible Assets for additional details related to the wireless spectrum license impairment. In 2023, UScellular performed a quantitative assessment and concluded that there was no impairment of wireless spectrum licenses.

Index to Financial Statements and Supplementary Data
Other intangible assets
TDS Telecom has definite-lived franchise rights as a result of past acquisitions of cable businesses. Franchise rights are intangible assets that provide their holder with the right to operate a business in a certain geographical location as sanctioned by the franchiser, usually a government agency. Franchise rights are generally granted for ten years and may be renewed for additional terms upon approval by the granting authority. TDS anticipates that future renewals of its franchise rights will be granted. TDS reviews franchise rights for impairment whenever events or changes in circumstances indicate that the assets might be impaired. TDS re-evaluates the useful life used for amortization of franchise rights each year or whenever events or circumstances warrant to determine if changes in technology or other business changes which may require a revision of its remaining useful life. During 2024, TDS changed its estimated useful life for franchise rights from 15 years to 12 years. Franchise rights are included in Other intangible assets in the Consolidated Balance Sheet.
TDS Telecom has definite-lived internet protocol addresses, which are required for customers to connect to the internet. TDS re-evaluates the useful life used for amortization of internet protocol addresses each year or whenever events or circumstances warrant to determine if changes in technology would warrant a revision of its useful life. Internet protocol addresses are included in Other intangible assets in the Consolidated Balance Sheet.
See Note 8 — Intangible Assets for additional details related to Other intangible assets.
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
Software licenses that qualify for capitalization as an asset are accounted for as the acquisition of an asset and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition.
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
Useful lives of specific assets are reviewed throughout the year to determine if changes in technology or other business changes would warrant accelerating the depreciation of those specific assets. There were no material changes to the assigned useful lives of the various categories of property, plant and equipment in 2024, 2023 or 2022. See Note 10 — Property, Plant and Equipment for additional details related to useful lives.
Impairment of Long-Lived Assets
TDS reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Due to its plan to divest of its wireless operations, UScellular expects to generate cash flows from the wireless operations separately from the retained business and during 2024, bifurcated the historical single asset group into two asset groups – wireless and towers. See Note 7 — Divestitures for additional information. It is possible that any outcomes of the strategic alternatives review could change the composition of UScellular's long-lived assets, how UScellular may derive cash flows from these assets and may result in uncertainty related to asset recoverability. This may impact UScellular's asset groups for purposes of assessing property, plant and equipment for impairment and may require an impairment assessment to be performed which may result in the need to write down certain long-lived assets in the near term. TDS Telecom has one asset group based on the integrated nature of its network, assets and operations.

Index to Financial Statements and Supplementary Data
Leases
A lease is generally present in a contract if the lessee controls the use of identified property, plant or equipment for a period of time in exchange for consideration. See Note 11 — Leases for additional details related to leases.
Agent Liabilities
UScellular has relationships with agents, which are independent businesses that obtain customers for UScellular. At December 31, 2024 and 2023, UScellular had accrued $44 million and $50 million, respectively, in agent related liabilities. These amounts are included in Other current liabilities in the Consolidated Balance Sheet.
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
Asset Retirement Obligations
TDS records asset retirement obligations for the fair value of legal obligations associated with asset retirements and a corresponding increase in the carrying amount of the related long-lived asset in the period in which the obligations are incurred. In periods subsequent to initial measurement, TDS recognizes changes in the liability resulting from the passage of time and updates to the timing or the amount of the original estimates. The liability is accreted to its estimated settlement date value over the period to the estimated settlement date. The change in the carrying amount of the long-lived asset is depreciated over the average remaining life of the related asset. See Note 12 — Asset Retirement Obligations for additional information.
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
Advertising Costs
TDS expenses advertising costs as incurred. Advertising costs totaled $207 million, $208 million and $196 million in 2024, 2023 and 2022, respectively.
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
TDS recognizes stock compensation expense based upon the estimated fair value of the specific awards granted on a straight-line basis over the requisite service period, which generally represents the vesting period. Stock-based compensation cost recognized has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See Note 19 — Stock-Based Compensation for additional information.

Index to Financial Statements and Supplementary Data
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires more detailed information about specific types of expenses included in the expense captions presented on the face of the Consolidated Statement of Operations. ASU 2024-03 is effective on a prospective or retrospective basis for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. TDS is evaluating the impact this ASU will have on its financial statement disclosures.
Note 2 Revenue Recognition
Nature of goods and services
The following is a description of principal activities from which TDS generates its revenues.

Services and products	Nature, timing of satisfaction of performance obligations, and significant payment terms

Wireless services	Wireless service includes voice, messaging and data services. Revenue is recognized in Service revenues as wireless service is provided to the customer. Wireless services generally are billed and paid in advance on a monthly basis.

Wireless devices and accessories	UScellular offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots and routers for purchase by its customers, as well as accessories. UScellular also sells wireless devices to agents and other third-party distributors for resale. UScellular frequently discounts wireless devices sold to new and current customers. UScellular also offers customers the option to purchase certain devices and accessories under installment contracts whereby they pay over a specified time period. For certain equipment installment plans, after a specified period of time, the customer may have the right to upgrade to a new device. Such upgrades require the customer to enter into an equipment installment contract for the new device, and transfer the existing device to UScellular. UScellular recognizes revenue in Equipment and product sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery.

Wireless roaming	UScellular receives roaming revenues when other wireless carriers’ customers use UScellular’s wireless systems. UScellular recognizes revenue in Service revenues when the roaming service is provided.

Wireless Eligible Telecommunications Carrier (ETC) Revenues	Telecommunications companies may be designated by states, or in some cases by the FCC, as an ETC to receive support payments from the Universal Service Fund if they provide specified services in “high cost” areas. ETC revenues recognized in the reporting period represent the amounts which UScellular is entitled to receive for such period, as determined and approved in connection with UScellular’s designation as an ETC in various states.

Tower rents	UScellular receives tower rental revenues when another carrier leases tower space on a UScellular-owned tower. UScellular recognizes revenue in Service revenues in the period during which the services are provided. Tower rental revenues are generally billed and paid in advance on a monthly basis.

Activation fees	TDS charges its end customers activation fees in connection with the sale of certain services and equipment. Activation fees are deferred and recognized over the period benefited.

Wireline and cable services	Wireline and cable services include broadband, video, and voice services. Revenue is recognized in Service revenues as service is provided to the customer. Wireline and cable services are generally billed and paid in advance on a monthly basis.

Wholesale revenues	Wholesale revenues include network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom’s network, special access services and state and federal support payments, including E-ACAM. Wholesale revenues are recorded as the related service is provided.

IT hardware sales[1]	TDS recognizes equipment revenue when it no longer has any requirements to perform, when title has passed and when the products are accepted by the customer.

Hosted and managed services[1]	HMS Service revenues consist of cloud and hosting solutions, managed services, Enterprise Resource Planning (ERP) application management, colocation services, and IT hardware and related maintenance and professional services. Revenues related to these services are recognized as services are provided.
1The HMS operations were sold to a third-party on September 3, 2024. See Note 7 — Divestitures for additional information.

Index to Financial Statements and Supplementary Data
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
From time to time, UScellular may offer certain promotions to incentivize customers to switch to, or to purchase additional services from, UScellular. Under these types of promotions, an eligible customer may receive an incentive in the form of a discount off additional services purchased shown as a credit to the customer’s monthly bill. UScellular accounts for the future discounts as material rights at the time of the initial transaction by allocating and deferring revenue based on the relative proportion of the future discounts in comparison to the aggregate initial purchase. The deferred revenue is recognized as service revenue in future periods.
Amounts Collected from Customers and Remitted to Governmental Authorities
TDS records amounts collected from customers and remitted to governmental authorities on a net basis within a liability account if the amount is assessed upon the customer and TDS merely acts as an agent in collecting the amount on behalf of the imposing governmental authority. If the amount is assessed upon TDS, then amounts collected from customers are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $76 million, $89 million and $88 million for 2024, 2023 and 2022, respectively.
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for certain TDS reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Year Ended December 31, 2024	UScellular Wireless	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,674	$—	$—	$2,674
Residential	—	740	—	740
Commercial	—	148	—	148
Wholesale	—	169	—	169
Other service	210	—	48	258
Service revenues from contracts with customers	2,884	1,057	48	3,989
Equipment and product sales	783	1	70	854
Total revenues from contracts with customers[1]	$3,667	$1,058	$118	$4,843

Index to Financial Statements and Supplementary Data

Year Ended December 31, 2023	UScellular Wireless	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service[2]	$2,742	$—	$—	$2,742
Residential	—	700	—	700
Commercial	—	155	—	155
Wholesale	—	169	—	169
Other service	201	—	75	276
Service revenues from contracts with customers	2,943	1,024	75	4,042
Equipment and product sales	862	1	128	991
Total revenues from contracts with customers[1]	$3,805	$1,025	$203	$5,033

Year Ended December 31, 2022	UScellular Wireless	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$2,793	$—	$—	$2,793
Residential	—	669	—	669
Commercial	—	173	—	173
Wholesale	—	173	—	173
Other service	239	—	73	312
Service revenues from contracts with customers	3,032	1,015	73	4,120
Equipment and product sales	1,044	1	128	1,173
Total revenues from contracts with customers[1]	$4,076	$1,016	$201	$5,293
Numbers may not foot due to rounding.
1Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the amounts in this table only include revenue resulting from contracts with customers.
2UScellular recorded an adjustment to correct a prior period error related to the recognition of discounts for certain Prepaid customers, which decreased Service revenue by $5 million in 2023. This adjustment was not material to any of the periods impacted.
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

December 31,	2024	2023
(Dollars in millions)
Contract assets	$8	$14
Contract liabilities	$382	$380

Revenue recognized related to contract liabilities existing at January 1, 2024 was $256 million for the year ended December 31, 2024.

Index to Financial Statements and Supplementary Data
Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of December 31, 2024, and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.

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

Service Revenues
(Dollars in millions)
2025	$341
2026	115
Thereafter	67
Total	$523
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

December 31,	2024	2023
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$145	$143
Fulfillment costs
Installation costs	2	6
Total contract cost assets	$147	$149
Amortization of contract cost assets was $98 million, $107 million and $113 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.
Note 3 Fair Value Measurements
As of December 31, 2024 and 2023, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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
As of December 31, 2024, UScellular recorded a net written call option at fair value, which was considered Level 3 within the fair value hierarchy. See Note 7 — Divestitures for additional information.

Index to Financial Statements and Supplementary Data
TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	December 31, 2024		December 31, 2023
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt	2	$4,119	$4,015	$4,139	$3,651
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
The following table summarizes equipment installment plan receivables.

December 31,	2024	2023
(Dollars in millions)
Equipment installment plan receivables, gross	$1,110	$1,151
Allowance for credit losses	(82)	(90)
Equipment installment plan receivables, net	$1,028	$1,061

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$592	$577
Other assets and deferred charges (Non-current portion)	436	484
Equipment installment plan receivables, net	$1,028	$1,061
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
The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	December 31, 2024					December 31, 2023
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$955	$77	$13	$5	$1,050	$977	$88	$16	$4	$1,085
Billed — current	36	4	1	1	42	35	5	2	1	43
Billed — past due	10	5	2	1	18	12	7	3	1	23
Total	$1,001	$86	$16	$7	$1,110	$1,024	$100	$21	$6	$1,151

Index to Financial Statements and Supplementary Data
The balance of the equipment installment plan receivables as of December 31, 2024 on a gross basis by year of origination were as follows:

	2022	2023	2024	Total
(Dollars in millions)
Lowest Risk	$131	$332	$538	$1,001
Lower Risk	6	22	58	86
Slight Risk	1	3	12	16
Higher Risk	—	1	6	7
Total	$138	$358	$614	$1,110
The write-offs, net of recoveries for the year ended December 31, 2024 on a gross basis by year of origination were as follows:

	2021	2022	2023	2024	Total
(Dollars in millions)
Write-offs, net of recoveries	$(1)	$18	$40	$16	$73
Activity for the years ended December 31, 2024 and 2023, in the allowance for credit losses for equipment installment plan receivables was as follows:

	2024	2023
(Dollars in millions)
Allowance for credit losses, beginning of year	$90	$96
Bad debts expense	65	69
Write-offs, net of recoveries	(73)	(75)
Allowance for credit losses, end of year	$82	$90

Note 5 Income Taxes
TDS’ current income taxes balances at December 31, 2024 and 2023, were as follows:

December 31,	2024	2023
(Dollars in millions)
Federal income taxes receivable (payable)	$(1)	$1
Net state income taxes receivable	2	3
Income tax expense (benefit) is summarized as follows:

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Current
Federal	$3	$(1)	$1
State	—	3	5
Deferred
Federal	(5)	(10)	32
State	8	18	15
Total income tax expense (benefit)	$6	$10	$53

Index to Financial Statements and Supplementary Data
A reconciliation of TDS’ income tax expense computed at the statutory rate to the reported income tax expense, and the statutory federal income tax rate to TDS’ effective income tax rate is as follows:

Year Ended December 31,	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in millions)
Statutory federal income tax expense and rate	$(4)	21.0%	$(100)	21.0%	$26	21.0%
State income taxes, net of federal benefit[1]	6	(32.4)	16	(3.4)	16	12.8
Change in federal valuation allowance[2]	20	(99.1)	8	(1.7)	7	5.7
Goodwill impairment[3]	—	—	83	(17.4)	—	—
Sale of businesses	(15)	74.0	—	—	—	—
Nondeductible compensation	3	(13.5)	7	(1.4)	7	5.6
Tax credits	(2)	11.7	(3)	0.6	(2)	(1.9)
Other differences, net	(2)	4.2	(1)	0.2	(1)	(0.6)
Total income tax expense (benefit) and rate	$6	(34.1)%	$10	(2.1)%	$53	42.6%
1State income taxes, net of federal benefit, include changes in unrecognized tax benefits as well as adjustments to state valuation allowances. State taxes in 2022 and 2023 include discrete valuation allowance adjustments that did not recur in 2024.
2Change in federal valuation allowance is due primarily to capital losses from the sale of businesses and annual interest expense from partnership investments that carryforward but may not be realized.
3Goodwill impairment reflects the federal tax effect of the portion of the impaired goodwill that is not amortizable for income tax purposes. See Note 8 — Intangible Assets for additional information related to the goodwill impairment.
Significant components of TDS’ deferred income tax assets and liabilities at December 31, 2024 and 2023, were as follows:

December 31,	2024	2023
(Dollars in millions)
Deferred tax assets
Net operating loss (NOL) carryforwards	$268	$284
Lease liabilities	253	260
Contract liabilities	60	61
Interest expense carryforwards	176	133
Asset retirement obligation	136	123
Other	109	98
Total deferred tax assets	1,002	959
Less valuation allowance	(266)	(216)
Net deferred tax assets	736	743
Deferred tax liabilities
Property, plant and equipment	817	841
Licenses/intangibles	423	410
Partnership investments	191	181
Lease assets	238	242
Other	48	44
Total deferred tax liabilities	1,717	1,718
Net deferred income tax liability	$981	$975

Index to Financial Statements and Supplementary Data
At December 31, 2024, TDS and certain subsidiaries had $234 million of federal NOL carryforwards (generating a $49 million deferred tax asset) available to offset future taxable income, subject to certain limitations. The federal NOL carryforwards generally expire between 2025 and 2037, with the exception of federal NOLs generated after 2017, which do not expire. TDS and certain subsidiaries had $4,526 million of state NOL carryforwards (generating a $218 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards generally expire between 2025 and 2044. A valuation allowance was established for certain federal and state NOL carryforwards since it is more likely than not that a portion of such carryforwards will expire before they can be utilized.
At December 31, 2024, TDS and certain subsidiaries had $696 million of federal interest expense carryforwards (generating a $146 million deferred tax asset) available to offset future taxable income. The federal interest expense carryforwards do not expire. TDS and certain subsidiaries had $742 million of state interest expense carryforwards (generating a $30 million deferred tax asset) available to offset future taxable income. The state interest expense carryforwards generally do not expire. A valuation allowance was established for certain federal and state interest expense carryforwards since it is more likely than not that a portion of such carryforwards will not be utilized.
A summary of TDS' deferred tax asset valuation allowance is as follows:

	2024	2023	2022
(Dollars in millions)
Balance at beginning of year	$216	$177	$149
Charged to Income tax expense	54	39	28
Charged to (Gain) loss on sale of business and other exit costs, net	(4)	—	—
Balance at end of year	$266	$216	$177
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
(Dollars in millions)
Unrecognized tax benefits balance at beginning of year	$40	$38	$37
Additions for tax positions of current year	7	10	6
Additions for tax positions of prior years	—	—	1
Reductions for tax positions of prior years	(7)	(2)	—
Reductions for lapses in statutes of limitations	(7)	(6)	(6)
Unrecognized tax benefits balance at end of year	$33	$40	$38
Unrecognized tax benefits are included in Other deferred liabilities and credits in the Consolidated Balance Sheet. If these benefits were recognized at each respective year end period, they would have reduced income tax expense by $26 million, $31 million and $30 million in 2024, 2023 and 2022, respectively, net of the federal benefit from state income taxes.
TDS recognizes accrued interest and penalties related to unrecognized tax benefits in Income tax expense (benefit). The amounts charged to income tax expense related to interest and penalties were immaterial in 2024, 2023 and 2022. Net accrued liabilities for interest and penalties were $13 million at December 31, 2024 and 2023, and are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
TDS and its subsidiaries file federal and state income tax returns. With limited exceptions, TDS is no longer subject to federal and state income tax audits for the years prior to 2021.

Index to Financial Statements and Supplementary Data
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
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

Year Ended December 31,	2024	2023	2022
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to TDS common shareholders used in basic earnings (loss) per share	$(97)	$(569)	$(7)
Adjustments to compute diluted earnings (loss):
Noncontrolling interest adjustment	—	(1)	(1)
Net income (loss) attributable to TDS common shareholders used in diluted earnings (loss) per share	$(97)	$(570)	$(8)

Weighted average number of shares used in basic and diluted earnings (loss) per share:
Common Shares	107	106	107
Series A Common Shares	7	7	7
Weighted average number of shares used in basic and diluted earnings (loss) per share	114	113	114

Basic earnings (loss) per share attributable to TDS common shareholders	$(0.85)	$(5.05)	$(0.07)

Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.85)	$(5.06)	$(0.07)
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 6 million, 6 million and 5 million for 2024, 2023 and 2022, respectively.
Note 7 Divestitures
UScellular
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustments, as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The purchase price includes $100 million contingent on the satisfaction of certain financial and operational metrics. The purchase price also includes $400 million allocated to certain wireless spectrum licenses held by entities in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entities that UScellular does not currently own. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that will become effective at the closing date, which provide T-Mobile with an exclusive license to use certain UScellular spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. UScellular expects to present the wireless operations and select spectrum assets sold to T-Mobile as discontinued operations if and when the accounting criteria is met. The sale of the wireless business to T-Mobile is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

Index to Financial Statements and Supplementary Data
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of December 31, 2024, UScellular's book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.
On November 6, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of December 31, 2024, UScellular's book value of the wireless spectrum licenses to be sold was $859 million. The transaction is subject to regulatory approval and other customary closing conditions and substantially all of the licenses subject to the transaction are contingent on the closing of the T-Mobile transaction. The purchase price includes $232 million allocated to certain wireless spectrum licenses that are held by an entity in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entity that UScellular does not currently own.
The strategic alternatives review process is ongoing as UScellular works toward closing the transactions signed during 2024, including the T-Mobile, Verizon and AT&T transactions and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.
TDS incurred third-party expenses related to the announced transactions and strategic alternatives review of $56 million and $13 million for the years ended December 31, 2024 and 2023, respectively, which are included in Selling, general and administrative expenses.
UScellular also assessed whether the execution of the Securities Purchase Agreement constituted a significant change in the way it expects to operate its long-lived assets. Specifically, given the Securities Purchase Agreement, and UScellular's plan to divest of its wireless operations, UScellular expects to generate cash flows from the wireless operations separately from the retained business. Therefore, in the second quarter of 2024, UScellular bifurcated the historical single asset group into two asset groups – wireless and towers. At that time, UScellular also assessed whether an impairment test of its long-lived assets was required and determined that there was no triggering event present due to the factors just described that required a recoverability test to be performed. In the third quarter of 2024, UScellular re-assessed whether an impairment test of its long-lived assets was required considering the wireless spectrum license impairment and determined that there was no triggering event that required a recoverability test to be performed. No additional changes were made to its asset groups nor were any triggering events identified during the fourth quarter of 2024.
As part of the transaction, UScellular entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and UScellular has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106 million. The call option notice period started on May 24, 2024, and the put exercise period starts at the close of the broader transaction. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. UScellular accounts for this instrument as a net written call option and records such option at fair value each reporting period unless/until such option is exercised or terminated. UScellular estimated the fair value of the net written call option at $5 million as of December 31, 2024, which was recorded to Other current liabilities in the Consolidated Balance Sheet. The change in fair value is recorded to (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.
TDS Telecom
On May 31, 2024, TDS Telecom entered into an agreement with a third-party to sell certain incumbent markets in Virginia for a purchase price of $31 million. The transaction closed on November 1, 2024, and TDS Telecom recognized a book gain of $22 million in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.
On August 19, 2024, TDS Telecom entered into agreements with third-parties to sell certain assets and liabilities of its cable operations in Texas for a price of $27 million, which includes the value of non-cash consideration related to the sale and leaseback of fiber. The transactions closed on November 15, 2024, and TDS Telecom recognized a book gain of $27 million in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.
Other
On May 31, 2024, TDS entered into an agreement to sell its HMS operations, which operated through wholly-owned subsidiaries OneNeck IT Solutions LLC and OneNeck Data Center Holdings LLC, to a third-party for a purchase price, subject to adjustment as specified in the agreement, of $101 million, with an additional $9 million of contingent proceeds. The transaction closed on September 3, 2024, and TDS received proceeds of $91 million and recognized a book gain of $19 million in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.

Index to Financial Statements and Supplementary Data
Note 8 Intangible Assets
Licenses
Prior to 2009, TDS accounted for UScellular’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS’ Licenses. Consequently, UScellular's Licenses on a stand-alone basis do not equal the TDS consolidated Licenses related to UScellular.
Auction 107
On February 24, 2021, the FCC announced by way of Public Notice that UScellular was the provisional winning bidder of 254 wireless spectrum licenses in the 3.7-3.98 GHz bands for $1,283 million in Auction 107. UScellular paid $30 million of this amount in 2020 and the remainder in March 2021 and the wireless spectrum licenses were granted by the FCC in July 2021. Additionally, UScellular was obligated to pay relocation costs and accelerated relocation incentive payments of $8 million, $122 million, $8 million and $36 million in the years ended December 31, 2024, 2023, 2022 and 2021, respectively. Such additional costs were estimated, accrued and capitalized at the time the licenses were granted and have been adjusted as such costs were finalized. UScellular received full access to the spectrum in the third quarter of 2023.
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
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the five units tested, using a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The midpoint of the range was established as the estimate of fair value for each unit of accounting. Based on this valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136 million impairment was recorded to Loss on impairment of licenses in the Consolidated Statement of Operations within UScellular’s Wireless segment during the third quarter of 2024. Substantially all of the impairment loss related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161 million after the impairment loss. The impairment loss is driven by the change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
UScellular performed a qualitative impairment assessment as of its annual testing date of November 1, 2024 to determine whether the wireless spectrum licenses were impaired. Based on the impairment assessment performed, there was no further quantitative assessment performed or impairment indicated in the fourth quarter of 2024.
TDS Telecom Goodwill Impairment Assessment
TDS Telecom had recorded Goodwill as a result of past business acquisitions. For purposes of the 2023 Goodwill impairment test, TDS Telecom had one reporting unit.

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

Index to Financial Statements and Supplementary Data
The results of the goodwill impairment test indicated that the carrying value of the TDS Telecom reporting unit exceeded its fair value. Therefore, TDS recognized a loss on impairment of goodwill of $547 million to reduce the carrying value of Goodwill for the reporting unit to zero in the fourth quarter of 2023.
Other intangible assets
Activity related to TDS' Other intangible assets is presented below.

	December 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
(Dollars in millions)
Franchise rights	$255	$(121)	$134	$255	$(102)	$153
Internet protocol addresses	34	(7)	26	34	(4)	29
Other	1	—	1	1	—	1
Total	$290	$(128)	$161	$290	$(106)	$183
Numbers may not foot due to rounding.
Amortization expense for intangible assets was $22 million, $22 million and $21 million for the years ended December 31, 2024, 2023 and 2022, respectively. Based on the current balance of finite-lived intangible assets, the estimated amortization expense is $29 million for each of the years 2025 through 2029.
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

December 31,	2024	2023
(Dollars in millions)
Equity method investments:
Capital contributions, loans, advances and adjustments	$115	$115
Cumulative share of income	2,939	2,775
Cumulative share of distributions	(2,582)	(2,413)
Total equity method investments	472	477
Measurement alternative method investments	19	19
Investments recorded using the net asset value practical expedient	9	9
Total investments in unconsolidated entities	$500	$505
The following tables, which are based on unaudited information provided in part by third parties, summarize the combined assets, liabilities and equity, and results of operations of TDS’ equity method investments:

December 31,	2024	2023
(Dollars in millions)
Assets
Current	$1,264	$1,038
Noncurrent	6,577	6,440
Total assets	$7,841	$7,478

Liabilities and Equity
Current liabilities	$860	$765
Noncurrent liabilities	1,636	1,156
Partners’ capital and shareholders’ equity	5,345	5,557
Total liabilities and equity	$7,841	$7,478

Index to Financial Statements and Supplementary Data

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Results of Operations
Revenues	$7,574	$7,304	$7,303
Operating expenses	5,950	5,704	5,684
Operating income	1,624	1,600	1,619
Other income (expense), net	(3)	(30)	(19)
Net income	$1,621	$1,570	$1,600
Note 10 Property, Plant and Equipment
TDS’ Property, plant and equipment in service and under construction, and related accumulated depreciation and amortization, as of December 31, 2024 and 2023, were as follows:

December 31,	Useful Lives (Years)	2024	2023
(Dollars in millions)
Land	N/A	$65	$67
Buildings	15-40	420	542
Leasehold and land improvements	1-30	1,651	1,598
Cable and wire	15-40	3,191	2,928
Network and switching equipment	1-10	2,241	2,717
Cell site equipment	7-30	3,492	4,381
Office furniture and equipment	3-10	242	272
Other operating assets and equipment	1-12	240	240
System development	1-7	2,267	2,214
Work in process	N/A	554	653
Total property, plant and equipment, gross		14,363	15,612
Accumulated depreciation and amortization		(9,369)	(10,550)
Total property, plant and equipment, net		$4,994	$5,062
Depreciation and amortization expense totaled $891 million, $865 million and $882 million in 2024, 2023 and 2022, respectively.
Note 11 Leases
Lessee Agreements
TDS’ most significant leases are for land and tower spaces, network facilities, retail spaces, and offices, substantially all of which are classified as operating leases. Many of TDS' leases include renewal and early termination options. Lease terms include options to extend or terminate when it is reasonably certain that TDS will exercise the option.
TDS has recognized a right-of-use asset and a corresponding lease liability that represents the present value of TDS’ obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate, which was determined using a portfolio approach based on TDS' unsecured rates, adjusted to approximate the rates at which TDS would be required to borrow on a collateralized basis over a term similar to the recognized lease term.
Lease and nonlease components are accounted for separately and the cost of nonlease components (e.g., utilities and common area maintenance) are typically expensed as incurred at their relative standalone price.
TDS recognizes variable lease expense related to lease payments that were not originally included in the lease liability calculation, which primarily relate to lease payment escalations that are tied to an index, real estate taxes, and additional payments linked to performance.
The following table shows the components of lease cost included in the Consolidated Statement of Operations:

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Operating lease cost	$213	$207	$206
Variable lease cost	14	13	12
Total	$227	$220	$218

Index to Financial Statements and Supplementary Data
The following table shows supplemental cash flow information related to lease activities:

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$224	$213	$204
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$178	$168	$125
The table below shows a weighted-average analysis for lease terms and discount rates for operating leases:

December 31,	2024	2023
Weighted Average Remaining Lease Term	13 years	12 years
Weighted Average Discount Rate	4.7%	4.3%
The maturities of lease liabilities are as follows:

Operating Leases
(Dollars in millions)
2025	$195
2026	168
2027	143
2028	121
2029	91
Thereafter	720
Total lease payments[1]	$1,438
Less: Imputed interest	418
Present value of lease liabilities	$1,020
1    Lease payments exclude $27 million of legally binding lease payments for leases signed but not yet commenced.
Lessor Agreements
TDS’ most significant lessor leases are for tower space, all of which are classified as operating leases. Many of TDS’ leases include renewal and early termination options. Lease terms include options to extend or terminate when it is reasonably certain that the lessee will exercise the option.
Lessor agreements with lease and nonlease components are generally accounted for separately.
TDS recognizes variable lease income related to lease payments that were not originally included in the lease receivable calculation, which primarily relate to lease payment escalations that are tied to an index.
The following table shows the components of lease income which are included in Service revenues in the Consolidated Statement of Operations:

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Operating lease income	$121	$127	$120

Index to Financial Statements and Supplementary Data
The maturities of expected lease payments to be received are as follows:

Operating Leases
(Dollars in millions)
2025	$89
2026	79
2027	61
2028	47
2029	27
Thereafter	19
Total future lease maturities	$322
Note 12 Asset Retirement Obligations
UScellular is subject to asset retirement obligations associated with certain cell sites, land, switching offices, retail stores and office locations.
TDS Telecom owns poles, cable and wire and certain buildings and also leases office space and property used for housing central office switching equipment and fiber cable. These assets and leases often have removal or remediation requirements.
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
In 2024 and 2023, UScellular and TDS Telecom performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the reviews and other changes in asset retirement obligations during 2024 and 2023, were as follows:

	2024	2023
(Dollars in millions)
Balance at beginning of year	$556	$524
Additional liabilities accrued	25	10
Revisions in estimated cash outflows	9	(3)
Disposition of assets	(11)	(4)
Accretion expense	29	29
Balance at end of year	$608	$556
Note 13 Debt
Revolving Credit Agreements
At December 31, 2024, TDS and UScellular had unsecured revolving credit agreements available for general corporate purposes. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026.
The following table summarizes the unsecured revolving credit agreements as of December 31, 2024:

	TDS	UScellular
(Dollars in millions)
Maximum borrowing capacity	$400	$300
Letters of credit outstanding	$1	$—
Amount borrowed and outstanding	$—	$—
Amount available for use	$399	$300
During 2024, TDS borrowed $100 million and repaid $200 million under its revolving credit agreement.
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

Index to Financial Statements and Supplementary Data
Unsecured Term Loan Agreements
The following tables summarizes the unsecured term loan credit agreements as of December 31, 2024:

TDS	Term Loan 1	Term Loan 2	Term Loan 3[1]	Total
(Dollars in millions)
Maximum borrowing capacity	$200	$300	$375	$875
Amount borrowed and outstanding	$194	$293	$298	$785
Amount borrowed and repaid	$6	$7	$2	$15
Amount available for use	$—	$—	$75	$75
Interest rate	SOFR plus 2.10%	SOFR plus 2.60%	SOFR plus 7.00%
Maturity date	July 2028	July 2031	May 2029
Quarterly installments	$0.5 million from December 2021 to maturity date	$0.75 million from December 2022 to September 2026; $2 million from December 2026 to maturity date	Outstanding borrowings multiplied by 0.25% from September 2024 to maturity date
1TDS entered into an unsecured term loan credit agreement in May 2024. The agreement requires TDS to make prepayments of the outstanding borrowings to the extent TDS receives cash proceeds in excess of prescribed thresholds from certain transactions as more fully described in the agreement.

UScellular	Term Loan 1[1]	Term Loan 2	Term Loan 3	Total
(Dollars in millions)
Maximum borrowing capacity	$300	$300	$200	$800
Amount borrowed and outstanding	$237	$290	$196	$723
Amount borrowed and repaid	$63	$10	$4	$77
Amount available for use	$—	$—	$—	$—
Interest rate	SOFR plus 1.60%	SOFR plus 2.10%	SOFR plus 2.60%
Maturity date	July 2026	July 2028	July 2031
Quarterly installments	$4 million from March 2024 to December 2025; $8 million from March 2026 to maturity date	$0.75 million from December 2021 to maturity date	$0.5 million from December 2022 to September 2026; $1 million from December 2026 to maturity date
1During 2024, UScellular repaid $40 million, in addition to required quarterly installments, under its term loan agreement due July 2026.
Secured Term Loan Agreement
At December 31, 2024, TDS had a $300 million senior secured term loan credit agreement. In February 2025, TDS amended the agreement to extend the maturity date to the earlier of (i) September 2026 and (ii) the scheduled maturity date of TDS' existing revolving credit agreement (which maturity date is currently July 2026). The agreement requires TDS to make prepayments of the outstanding borrowings to the extent TDS receives cash proceeds in excess of prescribed thresholds from certain transactions as more fully described in the agreement. Borrowings under the agreement bear interest at a rate of SOFR plus 2.00%, which increases at certain dates throughout the term of the agreement. As of December 31, 2024, TDS has borrowed the full amount available under the agreement.
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

Index to Financial Statements and Supplementary Data
Export Credit Financing Agreements
At December 31, 2024, TDS and UScellular had $150 million term loan credit facilities with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings for the agreements bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in December 2027 for TDS and January 2027 for UScellular. As of December 31, 2024, TDS and UScellular have both borrowed the full amount available under the agreement.
Receivables Securitization Agreement
At December 31, 2024, UScellular, through its subsidiaries, had a $450 million receivables securitization agreement that permits securitized borrowings using its equipment installment plan receivables. Amounts under the agreement may be borrowed, repaid and reborrowed from time to time until September 2025. Unless the agreement is amended to extend the maturity date, repayments based on receivable collections commence in October 2025. The outstanding borrowings bear interest at a rate of the lender's cost of funds (which has historically tracked closely to SOFR) plus 1.15%. During 2024, UScellular borrowed $40 million and repaid $188 million under the agreement. As of December 31, 2024, the outstanding borrowings under the agreement were $2 million and classified as Current portion of long-term debt in the Consolidated Balance Sheet, and the unused borrowing capacity was $448 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. As of December 31, 2024, the USCC Master Note Trust held $94 million of assets available to be pledged as collateral for the receivables securitization agreement.
In connection with entering into the receivables securitization agreement in 2017, UScellular formed a wholly-owned subsidiary, USCC Master Note Trust (Trust), which qualifies as a bankruptcy remote entity. Under the terms of the agreement, UScellular, through its subsidiaries, transfers eligible equipment installment receivables to the Trust. The Trust then utilizes the transferred assets as collateral for notes payables issued to third-party financial institutions. Since UScellular retains effective control of the transferred assets in the Trust, any activity associated with this receivables securitization agreement will be treated as a secured borrowing. Therefore, TDS will continue to report equipment installment receivables and any related balances on the Consolidated Balance Sheet. Cash received from borrowings under the receivables securitization agreement will be reported as Debt. Refer to Note 16 — Variable Interest Entities for additional information.
Debt Covenants and Other
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and UScellular are required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.25 to 1.00 from January 1, 2023 to March 31, 2024; 4.00 to 1.00 from April 1, 2024 through March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of December 31, 2024 with all such financial covenants.
The TDS term loan agreement with maturity date May 2029 requires TDS to comply with certain affirmative and negative covenants, which includes a financial covenant that may restrict the borrowing capacity available. TDS is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.50 to 1.00 from April 1, 2024 through March 31, 2025; 4.25 to 1.00 from April 1, 2025 and thereafter. TDS believes that it was in compliance as of December 31, 2024 with such financial covenant.
In connection with UScellular’s revolving credit agreements, UScellular term loan agreements and the UScellular export credit financing agreement, TDS and UScellular entered into subordination agreements together with the administrative agents for the lenders under each agreement. Pursuant to these subordination agreements, (a) any consolidated funded indebtedness from UScellular to TDS will be unsecured and (b) any (i) consolidated funded indebtedness from UScellular to TDS (other than “refinancing indebtedness” as defined in the subordination agreements) in excess of $105 million and (ii) refinancing indebtedness in excess of $250 million will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under each agreement. As of December 31, 2024, UScellular had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to each agreement pursuant to the subordination agreements.
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

Index to Financial Statements and Supplementary Data
Other Long-Term Debt
Long-term debt as of December 31, 2024 and 2023, was as follows:

				December 31, 2024			December 31, 2023
	Issuance date	Maturity date	Call date (any time on or after)	Principal Amount	Less Unamortized discount and debt issuance costs	Total	Principal Amount	Less Unamortized discount and debt issuance costs	Total
(Dollars in millions)
UScellular Unsecured Senior Notes
6.70%	Dec 2003 and June 2004	Dec 2033	Dec 2003 and June 2004	$544	$10	$534	$544	$11	$533
6.25%	Aug 2020	Sep 2069	Sep 2025	500	17	483	500	17	483
5.50%	Dec 2020	Mar 2070	Mar 2026	500	17	483	500	17	483
5.50%	May 2021	Jun 2070	Jun 2026	500	16	484	500	16	484
UScellular Unsecured Term Loans				723	4	719	783	4	779
TDS Unsecured Term Loans				785	16	769	492	4	488
TDS Secured Term Loan				300	2	298	300	3	297
UScellular EIP Securitization				2	—	2	150	—	150
TDS Export Credit Financing				150	—	150	150	—	150
UScellular Export Credit Financing				150	—	150	150	1	149
TDS Revolving Credit				—	—	—	100	—	100
Finance lease obligations				7	—	7	6	—	6
Other long-term notes				3	—	3	4	—	4
Total long-term debt				$4,164	$82	$4,082	$4,179	$73	$4,106
Long-term debt, current						$31			$26
Long-term debt, noncurrent						$4,051			$4,080
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
Interest on the Senior Notes outstanding at December 31, 2024, is payable quarterly, with the exception of UScellular's 6.7% Senior Notes for which interest is payable semi-annually.
The annual requirements for principal payments on long-term debt are approximately $31 million, $539 million, $322 million, $485 million and $299 million for the years 2025 through 2029, respectively. The 2025 amount includes repayment of $2 million of outstanding borrowings under the receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in October 2025. If the T-Mobile transaction is consummated, TDS expects to repay outstanding borrowings under certain long-term debt obligations.
The covenants associated with TDS and its subsidiaries’ long-term debt obligations, among other things, restrict TDS’ ability, subject to certain exclusions, to incur additional liens and enter into certain transactions.
UScellular’s long-term debt notes do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in UScellular’s credit rating.

Index to Financial Statements and Supplementary Data
Note 14 Employee Benefit Plans
Defined Contribution Plans
TDS sponsors a qualified noncontributory defined contribution pension plan that provides benefits for certain employees of TDS Corporate, TDS Telecom and UScellular. Under this plan, pension costs are calculated separately for each participant and are funded annually. Total pension costs were $17 million, $16 million and $17 million in 2024, 2023 and 2022, respectively. In addition, TDS sponsors a defined contribution retirement savings plan (401(k) plan). Total costs incurred from TDS’ contributions to the 401(k) plan were $28 million, $29 million and $28 million in 2024, 2023 and 2022, respectively.
TDS also sponsors an unfunded nonqualified deferred supplemental executive retirement plan for certain employees to offset the reduction of benefits caused by the limitation on annual employee compensation under the tax laws.
Other Post-Retirement Benefits
TDS sponsors a defined benefit post-retirement plan that provides medical benefits to retirees and that covers certain employees of TDS Corporate and TDS Telecom, which is not significant to TDS’ financial position or operating results. The plan is contributory, with retiree contributions adjusted annually. TDS recognizes the funded status of the plan as a component of Other assets and deferred charges in the Consolidated Balance Sheet as of December 31, 2024 and 2023. Changes in the funded status are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet before affecting such amounts for income taxes to the extent that such changes are not recognized in earnings as a component of net periodic benefit cost.
The post-retirement benefit fund invests mainly in mutual funds that hold U.S. equities, international equities, and debt securities. The post-retirement benefit fund does not hold any debt or equity securities issued by TDS, UScellular or any related parties. The fair value of the plan assets of the post-retirement benefit fund was $84 million and $71 million as of December 31, 2024 and 2023, respectively. The total plan benefit obligations were $39 million as of both December 31, 2024 and 2023. Therefore, the total funded status was an asset of $45 million and $32 million as of December 31, 2024 and 2023, respectively.
TDS is not required to set aside current funds for its future retiree health insurance benefits. The decision to contribute to the plan assets is based upon several factors, including the funded status of the plan, market conditions, alternative investment opportunities, tax benefits and other circumstances. In accordance with applicable income tax regulations, annual contributions to fund the costs of future retiree medical benefits may not exceed certain thresholds. TDS does not expect to make a contribution to the plan in 2025, unless its funding needs change.
Note 15 Commitments and Contingencies
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
Legal Proceedings
TDS is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts. TDS had no material accruals with respect to legal proceedings and unasserted claims as of both December 31, 2024 and 2023.
In April 2018, the United States Department of Justice (DOJ) notified TDS that it was conducting inquiries of UScellular and TDS under the federal False Claims Act relating to UScellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. UScellular is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from two civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed TDS and UScellular that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. In March 2023, the District Court for the District of Columbia granted UScellular’s motions to dismiss both actions. The private party plaintiffs appealed the district court’s orders granting the motions to dismiss. On February 11, 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the dismissal of one matter, while the second matter remains pending before the appellate court. TDS and UScellular believe that UScellular’s arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, TDS cannot predict the outcome of the matter remaining before the appellate court.

Index to Financial Statements and Supplementary Data
On May 2, 2023, a putative stockholder class action was filed against TDS and UScellular and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed on September 1, 2023, which names TDS, UScellular, and certain current UScellular officers and directors as defendants, and alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the potential class period) regarding, among other things, UScellular’s business strategies to address subscriber demand, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified money damages.
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
On January 31, 2025, a second stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and UScellular directors and officers, and nominal defendant TDS. The derivative lawsuit makes similar claims as in the derivative lawsuit filed in 2024, and seeks similar relief.
TDS is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. TDS intends to contest plaintiffs’ claims vigorously on the merits.
Note 16 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP, and is therefore deemed the primary beneficiary. TDS reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-K.
UScellular formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the USCC Master Note Trust (Trust), collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, UScellular wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of UScellular, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that UScellular has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, UScellular is deemed to have a controlling financial interest in the SPEs, and therefore consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables. Refer to Note 13 — Debt, Receivables Securitization Agreement for additional details regarding the securitization agreement for which these entities were established.
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

Index to Financial Statements and Supplementary Data
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

December 31,	2024	2023
(Dollars in millions)
Assets
Cash and cash equivalents	$51	$24
Accounts receivable	639	631
Inventory, net	5	4
Other current assets	16	30
Licenses	639	639
Property, plant and equipment, net	113	123
Operating lease right-of-use assets	46	43
Other assets and deferred charges	446	494
Total assets	$1,955	$1,988

Liabilities
Current liabilities	$34	$34
Long-term operating lease liabilities	39	38
Other deferred liabilities and credits	27	26
Total liabilities[1]	$100	$98
1Total liabilities does not include amounts borrowed under the receivables securitization agreement. See Note 13 — Debt for additional information.
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the TDS financial statements under the variable interest model.
TDS’ total investment in these unconsolidated entities was $5 million and $6 million at December 31, 2024 and 2023, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $331 million, $306 million and $282 million during 2024, 2023 and 2022, respectively; of which $285 million, $271 million and $249 million, in 2024, 2023 and 2022, respectively are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
Note 17 Noncontrolling Interests
The following schedule discloses the effects of Net income (loss) attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Net income (loss) attributable to TDS shareholders	$(28)	$(500)	$62
Transfers (to) from noncontrolling interests
Change in TDS’ Capital in excess of par value from UScellular's issuance of UScellular shares	(43)	(33)	(19)
Change in TDS’ Capital in excess of par value from UScellular’s repurchases of UScellular shares	(4)	—	35
Net transfers (to) from noncontrolling interests	(47)	(33)	16
Net income (loss) attributable to TDS shareholders after transfers (to) from noncontrolling interests	$(75)	$(533)	$78

Index to Financial Statements and Supplementary Data
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
The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships on December 31, 2024, net of estimated liquidation costs, is $21 million. This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships at December 31, 2024, was $6 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets and operations of the consolidated partnerships. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets and operations of these subsidiaries is reflected in the consolidated financial statements.
Note 18 Shareholders’ Equity
Common Stock
Series A Common Shares are convertible on a share-for-share basis into Common Shares. In matters other than the election of directors, each Series A Common Share is entitled to ten votes per share, compared to one vote for each Common Share. The Series A Common Shares are entitled to elect eight directors, and the Common Shares elect four. TDS has reserved 7,534,000 Common Shares at December 31, 2024, for possible issuance upon conversion of Series A Common Shares.
On August 2, 2013, the Board of Directors of TDS authorized a $250 million stock repurchase program for the purchase of TDS Common Shares from time to time pursuant to open market purchases, block transactions, private purchases or otherwise, depending on market conditions. This authorization does not have an expiration date. As of December 31, 2024, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $132 million.
In November 2009, UScellular announced by Form 8-K that the Board of Directors of UScellular authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the UScellular Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. During 2024, UScellular repurchased 939,999 Common Shares for $55 million at an average cost per share of $58.06. As of December 31, 2024, the total cumulative amount of Common Shares authorized to be purchased is 986,942. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date.
Preferred Stock
In March 2021, TDS issued 16,800 shares of TDS’ 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock (Preferred Shares) for $25,000 per Preferred Share. The Preferred Shares were issued to a depositary to facilitate the issuance of 16,800,000 depositary shares (Depositary Shares), each representing 1/1,000th of a Preferred Share.
In August 2021, TDS issued 27,600 shares of TDS’ 6.000% Series VV Preferred Shares for $25,000 per Preferred Share. The Preferred Shares were issued to a depositary to facilitate the issuance of 27,600,000 Depositary Shares, each representing 1/1,000th of a Preferred Share.
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

Index to Financial Statements and Supplementary Data
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
Tax-Deferred Savings Plan
At December 31, 2024, TDS has reserved 916,000 Common Shares for issuance under the TDS Tax-Deferred Savings Plan, a qualified profit‑sharing plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. Participating employees have the option of investing their contributions in a TDS Common Share fund, a UScellular Common Share fund or certain unaffiliated funds.
Note 19 Stock-Based Compensation
TDS Consolidated
The following table summarizes stock-based compensation expense recognized during 2024, 2023 and 2022:

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Stock option awards	$—	$—	$1
Restricted stock unit awards	41	32	28
Performance share unit awards	28	7	11
Awards under Non-Employee Director compensation plan	2	2	2
Total stock-based compensation, before income taxes	71	41	42
Income tax benefit	(18)	(10)	(11)
Total stock-based compensation expense, net of income taxes	$53	$31	$31
At December 31, 2024, unrecognized compensation cost for all stock‑based compensation awards was $64 million and is expected to be recognized over a weighted average period of 1.7 years.
The following table provides a summary of the classification of stock-based compensation expense included in the Consolidated Statement of Operations for the years ended:

December 31,	2024	2023	2022
(Dollars in millions)
Selling, general and administrative expense	$63	$36	$36
Cost of services expense	8	5	6
Total stock-based compensation expense	$71	$41	$42
TDS’ tax benefits realized from the vesting of awards totaled $18 million in 2024.
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

Index to Financial Statements and Supplementary Data
TDS had reserved 24,798,000 Common Shares at December 31, 2024, for equity awards granted and to be granted under the TDS Long-Term Incentive Plans in effect. At December 31, 2024, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
TDS has also established a Non-Employee Directors’ compensation plan under which it has reserved 451,000 TDS Common Shares at December 31, 2024, for issuance as compensation to members of the Board of Directors who are not employees of TDS.
TDS uses treasury stock to satisfy requirements for shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plans – Restricted Stock Units
TDS grants restricted stock unit awards to key employees that vest after three years or one-third graded vesting each year. Each outstanding restricted stock unit is convertible into one Common Share Award. The restricted stock unit awards currently outstanding were granted in 2022, 2023 and 2024 and vest in 2025, 2026 and 2027.
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
A summary of TDS nonvested restricted stock units and changes during 2024 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	3,635,000	$9.76
Granted	717,000	$20.12
Vested	(1,357,000)	$12.87
Forfeited	(319,000)	$11.50
Nonvested at December 31, 2024	2,676,000	$11.75
The total fair values as of the respective vesting dates of restricted stock units vested during 2024, 2023 and 2022 were $28 million, $4 million and $7 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2024, 2023 and 2022 was $20.12, $5.23 and $15.34, respectively.
Long-Term Incentive Plans – Performance Share Units
TDS grants performance share units to certain TDS employees that generally vest after three years. For the 2022 grants, each recipient may be entitled to shares of TDS common stock equal to 0% to 200% of a communicated target award depending on the achievement of predetermined performance-based and market-based operating targets over three years. Performance-based operating targets for the 2022 TDS grants vary by business unit and may include Total Revenue, Return on Capital and Adjusted EBITDA. Market-based operating targets are measured against TDS’ total shareholder return relative to a defined peer group.
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
For the 2024 TDS grants, each recipient may be entitled to shares of TDS common stock equal to 0% to 192% or 0% to 200% of a communicated target award depending on the achievement of predetermined performance-based operating targets over the performance period, which is a one or two-year period from January 1, 2024 to December 31, 2024 or 2025, and, for certain grants, a market-based operating target over the performance period, which is a three-year period from January 1, 2024 to December 31, 2026. The performance-based operating targets for the 2024 TDS grants vary by business unit and may include UScellular’s 2024 Performance Award Payout Percentage, TDS Telecom’s 2024 Performance Award Payout Percentage, Total Revenue, Broadband Net Additions and Adjusted EBITDA. The market-based operating target is measured against TDS’ total shareholder return relative to a defined peer group.
Performance shares accumulate dividend equivalents, which are forfeitable if the performance metrics are not achieved. If the predetermined performance-based and market-based operating targets are met, the units granted in 2022, 2023 and 2024 will vest in 2025, 2026 and 2027, respectively.

Index to Financial Statements and Supplementary Data
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
TDS estimates the market-based operating target’s fair value using an internally developed valuation model. This estimated fair value approximated TDS’ closing stock price at the date of grant for market-based share units granted in 2024, 2023 and 2022. This market-based operating target value determined at the date of grant is expensed on a straight-line basis over the requisite service period and the stock compensation expense is not adjusted during the performance period for the subsequent changes in the value of the market-based unit awards and will not be reversed even if the market-based operating target is not achieved.
TDS modified certain performance share unit awards in 2023, which resulted in the recognition of $2 million of incremental expense in 2023.
A summary of TDS nonvested performance share units and changes during 2024 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	2,201,000	$12.17
Granted	468,000	$20.26
Vested	(192,000)	$23.61
Change in units based on approved performance factors	69,000	$23.76
Forfeited	(500,000)	$16.80
Accumulated dividend equivalents	31,000	$11.22
Nonvested at December 31, 2024	2,077,000	$12.48
The total fair value of performance share units that vested during 2024, 2023 and 2022 was $3 million, $5 million and $5 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2024, 2023 and 2022 was $20.26, $7.14 and $17.42, respectively.
Long-Term Incentive Plan – Stock Options
TDS' last stock option grant occurred in 2021. Stock options outstanding at December 31, 2024, expire between 2025 and 2031.
A summary of TDS stock options and changes during 2024 is presented in the tables and narrative below.

Common Share Options	Number of Options	Weighted Average Exercise Prices	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2023	2,517,000	$26.72
Exercised	(357,000)	$25.69
Forfeited	(4,000)	$25.36
Expired	(543,000)	$26.88
Outstanding at December 31, 2024	1,613,000	$26.90	$12	2.9
(1,613,000 exercisable)		$26.90	$12	2.9
The aggregate intrinsic value at December 31, 2024, presented in the table above represents the total pre-tax intrinsic value (the difference between TDS’ closing stock prices and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all options been exercised on December 31, 2024.
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
Compensation of Non-Employee Directors
TDS issued 49,000, 81,000 and 51,000 Common Shares under its Non-Employee Director plan in 2024, 2023 and 2022, respectively.

Index to Financial Statements and Supplementary Data
Dividend Reinvestment Plans
TDS had reserved 2,075,000 Common Shares at December 31, 2024, for issuance under Automatic Dividend Reinvestment and Stock Purchase Plans and 561,000 Series A Common Shares for issuance under the Series A Common Share Automatic Dividend Reinvestment Plan. These plans enabled holders of TDS’ Common Shares to reinvest cash dividends in Common Shares and holders of Series A Common Shares to reinvest cash dividends in Series A Common Shares. The purchase price of the shares is 95% of the market value, based on the average of the daily high and low sales prices for TDS’ Common Shares on the New York Stock Exchange for the ten trading days preceding the date on which the purchase is made. These plans are considered non-compensatory plans; therefore, no compensation expense is recognized for stock issued under these plans.
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
Under the UScellular Long-Term Incentive Plans, UScellular may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees. At December 31, 2024, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
Under the Non-Employee Director compensation plan, UScellular may grant Common Shares to members of the Board of Directors who are not employees of UScellular or TDS.
At December 31, 2024, UScellular had reserved 13,035,000 Common Shares for equity awards granted and to be granted under the Long-Term Incentive Plans and 480,000 Common Shares for issuance under the Non-Employee Director compensation plan.
UScellular uses treasury stock to satisfy requirements for Common Shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plans – Restricted Stock Units
UScellular grants restricted stock unit awards to key employees that generally vest after two years, three years or one-third graded vesting each year. Each outstanding restricted stock unit is convertible into one Common Share Award. The restricted stock unit awards currently outstanding were granted in 2022, 2023 and 2024 and vest in 2025, 2026 and 2027.
UScellular modified certain restricted stock unit awards in 2024, which resulted in the recognition of $4 million of incremental expense in 2024.
UScellular estimates the fair value of restricted stock units based on the closing market price of UScellular shares on the date of grant. The fair value is then recognized as compensation cost on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
A summary of UScellular nonvested restricted stock units and changes during 2024 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	2,548,000	$27.26
Granted	728,000	$35.67
Vested	(782,000)	$31.98
Forfeited	(56,000)	$27.68
Nonvested at December 31, 2024	2,438,000	$29.01
The total fair value of restricted stock units that vested during 2024, 2023 and 2022 was $28 million, $12 million and $9 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2024, 2023 and 2022 was $35.67, $21.15 and $30.35, respectively.
Long-Term Incentive Plans – Performance Share Units
UScellular grants performance share units to key employees that generally vest after three years.
UScellular modified certain performance share unit awards in 2023, which resulted in the recognition of $10 million and $4 million of incremental expense in 2024 and 2023, respectively.

Index to Financial Statements and Supplementary Data
UScellular modified certain performance share unit awards in 2024, which resulted in the recognition of $6 million of incremental expense in 2024.
For the 2022 grants, each recipient may be entitled to shares of UScellular common stock equal to 75% to 200% of a communicated target award depending on the achievement of a predetermined Return on Capital target over the performance period, which is a three-year period from January 1, 2022 to December 31, 2024. For the 2023 grants, each recipient may be entitled to shares of UScellular common stock equal to 0% to 150% of a communicated target award depending on the achievement of a predetermined Return on Capital target over the performance period, which is a one-year period from January 1, 2023 to December 31, 2023. For the 2024 grants, each recipient may be entitled to shares of UScellular common stock equal to 0% to 175% of a communicated target award depending on the achievement of predetermined Return on Capital and Simple Free Cash Flow targets over the performance period, which is a one-year period from January 1, 2024 to December 31, 2024. The performance share units currently outstanding were granted in 2022, 2023 and 2024 and will vest in 2025, 2026 and 2027, respectively.
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
A summary of UScellular’s nonvested performance share units and changes during 2024 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,457,000	$27.37
Granted	409,000	$36.59
Vested	(263,000)	$20.06
Change in units based on approved performance factors	114,000	$23.06
Forfeited	(109,000)	$21.35
Nonvested at December 31, 2024	1,608,000	$31.91
The total fair value of performance share units that vested during 2024, 2023 and 2022 was $9 million, $7 million and $6 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2024, 2023 and 2022 was $36.59, $21.26 and $31.35, respectively.
Long-Term Incentive Plans – Stock Options
UScellular's last stock option grant occurred in 2016.
Stock options outstanding, and the related weighted average exercise price, at December 31, 2024 and 2023 were 41,000 units at $45.51 and 112,000 units at $44.34, respectively. All stock options are exercisable and expire between 2025 and 2026.
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
Compensation of Non-Employee Directors
UScellular issued 20,000, 36,000 and 22,000 Common Shares in 2024, 2023 and 2022, respectively, under its Non-Employee Director compensation plan.

Index to Financial Statements and Supplementary Data
Note 20 Business Segment Information
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
During the second quarter of 2024, TDS and UScellular modified their reporting structure due to the planned disposal of the UScellular wireless operations and, as a result, disaggregated the UScellular operations into two reportable segments – Wireless and Towers. This presentation reflects how TDS' and UScellular's chief operating decision maker allocates resources and evaluates operating performance following this strategic shift. UScellular Wireless generates its revenues by providing wireless services and equipment. UScellular Towers generates its revenues by leasing tower space on UScellular-owned towers to other wireless carriers. TDS Telecom generates its revenues by providing broadband, video, voice and wireless services. The Towers segment records rental revenue and the Wireless segment records a related expense when the Wireless segment uses company-owned towers to locate its network equipment, using estimated market pricing - this revenue and expense is eliminated in consolidation. Prior periods have been updated to conform to the new reportable segments.
Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is the segment measure of profit or loss reported to the chief operating decision maker for purposes of assessing the segments' performance and making capital allocation decisions. Adjusted EBITDA is a non-GAAP financial measure that shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of UScellular. TDS believes Adjusted EBITDA is a useful measure of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of TDS' financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance. TDS’ chief operating decision maker is its President and Chief Executive Officer.
Financial data for TDS’ reportable segments for 2024, 2023 and 2022, is as follows. See Note 1 — Summary of Significant Accounting Policies for additional information.

Index to Financial Statements and Supplementary Data

Year Ended December 31, 2024	UScellular Wireless	UScellular Towers	TDS Telecom	Total
(Dollars in millions)
Revenues from external customers	$3,667	$103	$1,057	$4,827
Intersegment revenues	—	131	4	135
	3,667	234	1,061	4,962
Reconciliation of revenue:
All Other revenues[1]				137
Elimination of intersegment revenues				(135)
Total operating revenues				$4,964

Less[2]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	777	78	400
Cost of equipment and products	906	—	1
Selling, general and administrative	1,298	32	320
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(33)	(2)	—
Other segment items	—	—	(9)
Segment Adjusted EBITDA (Non-GAAP)	$719	$126	$350	$1,195

Reconciliation of Segment Adjusted EBITDA to Income (loss) before income taxes:
All Other income (loss) before income taxes[1]				(118)
Depreciation, amortization and accretion				(936)
Expenses related to strategic alternatives review (included in Selling, general and administrative)				(35)
Loss on impairment of intangible assets				(137)
Loss on asset disposals, net				(30)
Gain on sale of business and other exit costs, net				49
Loss on license sales and exchanges, net				(3)
Equity earnings of unconsolidated entities				161
Interest and dividend income				12
Interest expense				(178)
Income (loss) before income taxes				$(20)

Other segment disclosures
Year Ended or as of December 31, 2024	UScellular Wireless	UScellular Towers	TDS Telecom	Segment Total	UScellular	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(620)	$(45)	$(271)	$(936)		$(7)	$(943)
Loss on impairment of intangible assets	(136)	—	(1)	(137)		—	(137)
Loss on asset disposals, net	(17)	(1)	(12)	(30)		—	(30)
Gain on sale of business and other exit costs, net	—	—	49	49		19	68
Loss on license sales and exchanges, net	(3)	—	—	(3)		—	(3)

Investments in unconsolidated entities[3]			4	4	454	42	500
Total assets[4]			2,911	2,911	10,449	322	13,682
Capital expenditures	$554	$23	$324	$901		$5	$906

Index to Financial Statements and Supplementary Data

Year Ended December 31, 2023	UScellular Wireless	UScellular Towers	TDS Telecom	Total
(Dollars in millions)
Revenues from external customers	$3,805	$101	$1,024	$4,930
Intersegment revenues	—	127	4	131
	3,805	228	1,028	5,061
Reconciliation of revenue:
All Other revenues[1]				230
Elimination of intersegment revenues				(131)
Total operating revenues				$5,160

Less[2]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	794	73	423
Cost of equipment and products	988	—	—
Selling, general and administrative	1,334	34	326
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(8)	—	—
Other segment items	—	—	(6)
Segment Adjusted EBITDA (Non-GAAP)	$697	$121	$285	$1,103

Reconciliation of Segment Adjusted EBITDA to Income (loss) before income taxes:
All Other income (loss) before income taxes[1]				(79)
Depreciation, amortization and accretion				(901)
Expenses related to strategic alternatives review (included in Selling, general and administrative)				(8)
Loss on impairment of intangible assets				(547)
Loss on asset disposals, net				(27)
Gain on license sales and exchanges, net				2
Equity earnings of unconsolidated entities				158
Interest and dividend income				10
Interest expense				(188)
Income (loss) before income taxes				$(477)

Other segment disclosures
Year Ended or as of December 31, 2023	UScellular Wireless	UScellular Towers	TDS Telecom	Segment Total	UScellular	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(610)	$(46)	$(245)	$(901)		$(14)	$(915)
Loss on impairment of intangible assets	—	—	(547)	(547)		—	(547)
Gain (loss) on asset disposals, net	(19)	2	(10)	(27)		—	(27)
Gain on license sales and exchanges, net	2	—	—	2		—	2

Investments in unconsolidated entities[3]			4	4	461	40	505
Total assets[4]			2,864	2,864	10,750	307	13,921
Capital expenditures	$580	$31	$577	$1,188		$9	$1,197

Index to Financial Statements and Supplementary Data

Year Ended December 31, 2022	UScellular Wireless	UScellular Towers	TDS Telecom	Total
(Dollars in millions)
Revenues from external customers	$4,076	$93	$1,016	$5,185
Intersegment revenues	—	123	4	127
	4,076	216	1,020	5,312
Reconciliation of revenue:
All Other revenues[1]				228
Elimination of intersegment revenues				(127)
Total operating revenues				$5,413

Less[2]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	807	71	418
Cost of equipment and products	1,216	—	1
Selling, general and administrative	1,376	32	313
Other segment items	—	—	(3)
Segment Adjusted EBITDA (Non-GAAP)	$677	$113	$291	$1,081

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]				(23)
Depreciation, amortization and accretion				(915)
Loss on impairment of intangible assets				(3)
Loss on asset disposals, net				(26)
Gain on sale of business and other exit costs, net				1
Equity earnings of unconsolidated entities				158
Interest and dividend income				8
Interest expense				(156)
Income before income taxes				$125

Other segment disclosures
Year Ended or as of December 31, 2022	UScellular Wireless	UScellular Towers	TDS Telecom	Segment Total	UScellular	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(655)	$(45)	$(215)	$(915)		$(14)	$(929)
Loss on impairment of intangible assets	(3)	—	—	(3)		—	(3)
Loss on asset disposals, net	(19)	—	(7)	(26)		(1)	(27)
Gain on sale of business and other exit costs, net	1	—	—	1		—	1

Investments in unconsolidated entities[3]			4	4	452	39	495
Total assets[4]			3,056	3,056	11,119	375	14,550
Capital expenditures	$689	$28	$556	$1,273		$12	$1,285
Numbers may not foot due to rounding.
1"All Other" represents TDS' non-reportable other business activities that do not meet the quantitative thresholds for being a reportable segment.
2The significant segment expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
3This item is not included in the evaluation of operating performance of the Wireless and Towers segments, and therefore is reported as "UScellular".
4Assets are not provided at the individual segment level for Wireless and Towers, and therefore is reported for "UScellular". The UScellular segments operate under a common capital structure, and management has historically considered its assets collectively as part of a combined wireless network.

Index to Financial Statements and Supplementary Data
Note 21 Supplemental Cash Flow Disclosures
Following are supplemental cash flow disclosures regarding interest paid and income taxes paid.

Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Interest paid	$265	$235	$164
Income taxes paid, net of (refunds received)	4	(50)	(119)
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

TDS:
Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Common Shares withheld	565,000	338,000	225,000

Aggregate value of Common Shares withheld	$11	$3	$4

Cash receipts upon exercise of stock options	9	—	—
Cash disbursements for payment of taxes	(11)	(3)	(4)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(2)	$(3)	$(4)

UScellular:
Year Ended December 31,	2024	2023	2022
(Dollars in millions)
Common Shares withheld	363,000	347,000	154,000

Aggregate value of Common Shares withheld	$13	$9	$5

Cash receipts upon exercise of stock options	2	—	—
Cash disbursements for payment of taxes	(13)	(6)	(5)
Net cash receipts (disbursements) from exercise of stock options and vesting of other stock awards	$(11)	$(6)	$(5)
Software License Agreements
Certain software licenses are recorded as acquisitions of property, plant and equipment and the incurrence of a liability to the extent that the license fees are not fully paid at acquisition, and are treated as non-cash activity in the Consolidated Statement of Cash Flows. Such acquisitions of software licenses that are not reflected as Cash paid for additions to property, plant and equipment were $28 million, $25 million and $130 million for the years ended 2024, 2023 and 2022, respectively. At December 31, 2024, liabilities of $45 million and $19 million related to software license agreements were recorded to Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet. At December 31, 2023, liabilities of $68 million and $36 million related to software license agreements were recorded to Other current liabilities and Other deferred liabilities and credits, respectively, in the Consolidated Balance Sheet.

Index to Financial Statements and Supplementary Data
Note 22 Certain Relationships and Related Transactions
Sidley Austin LLP performs legal services for TDS and its subsidiaries: Walter C. D. Carlson, TDS President and Chief Executive Officer as of February 1, 2025, a trustee and beneficiary of a voting trust that controls TDS, the executive Chair of the Board and member of the Board of Directors of TDS and a director of UScellular, a subsidiary of TDS, was formerly Senior Counsel at Sidley Austin LLP until January 31, 2025. John P. Kelsh, the General Counsel and/or an Assistant Secretary of TDS and certain subsidiaries of TDS is a partner at Sidley Austin LLP. Walter C. D. Carlson did not provide legal services to TDS or its subsidiaries. TDS, UScellular and their subsidiaries incurred legal costs from Sidley Austin LLP of $19 million, $16 million and $8 million in 2024, 2023 and 2022, respectively.
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

Index to Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Telephone and Data Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Telephone and Data Systems, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Index to Financial Statements and Supplementary Data
Revenue Recognition - Retail Service and Equipment and Product Sales Revenue for the UScellular segment
As described in Note 2 to the consolidated financial statements, the Company generates revenues from retail services through the sale of wireless services including voice, messaging, and data services, as well as revenues from equipment and product sales through the sale of wireless devices and accessories. The Company recognizes wireless service revenue as the wireless service is provided to the customer. Wireless services are generally billed and paid in advance on a monthly basis. The Company offers a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots, home phones, and routers for use by its customers. The Company also sells wireless devices to agents and other third-party distributors for resale. The Company also offers customers the option to purchase certain devices and accessories under installment contracts over a specified time period. The Company recognizes revenue in equipment and product sales revenues when control of the device or accessory is transferred to the customer, agent or third-party distributor, which is generally upon delivery. The UScellular Wireless segment’s retail service and equipment and product sales revenue was $2,674 million and $783 million, respectively, for the year ended December 31, 2024.
The principal consideration for our determination that performing procedures relating to revenue recognition - retail service and equipment and product sales revenue for the UScellular segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the retail service and equipment and product sales revenue recognition processes. These procedures also included, among others, (i) testing whether the criteria for recognition of retail service and equipment and product sales revenue had been met by obtaining and inspecting invoices, shipping documents, where applicable, and cash receipts from customers for a sample of revenue transactions, (ii) testing discounts and rebates for a sample of transactions, (iii) evaluating the allocation of the transaction price to the performance obligations, where applicable, (iv) recalculating the appropriateness of the retail service and equipment and product sales revenue recognized based on the terms of each arrangement for a sample of transactions, and (v) confirming a sample of outstanding customer invoice balances as of December 31, 2024, and obtaining and inspecting source documents, such as invoices, sales contracts, shipping documents, and subsequent cash receipts, for confirmations not returned.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 21, 2025

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
As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that TDS’ disclosure controls and procedures were effective as of December 31, 2024, at the reasonable assurance level.
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
Under the supervision and with the participation of TDS’ management, including its principal executive officer and principal financial officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2024, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that TDS maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of TDS’ internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in TDS’ internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, none of TDS’ directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated by reference from Proxy Statement sections entitled “Election of Directors,” “Corporate Governance” and “Executive Officers."
TDS has adopted an Insider Trading and Confidentiality Policy governing the purchase, sale, and other dispositions of TDS’ securities by directors, officers, and employees of TDS that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. It is also TDS' policy that TDS will not trade in TDS securities in violation of insider trading laws, rules and regulations, and any applicable listing standards. A copy of the policy is filed as Exhibit 19 to this Form 10-K.
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

2.1**
Securities Purchase Agreement, dated as of May 24, 2024, among Telephone and Data Systems, Inc., United States Cellular Corporation, USCC Wireless Holdings, LLC and T-Mobile US, Inc., is hereby incorporated by reference to Exhibit 2.1 to TDS' Current Report on Form 8-K dated May 24, 2024.

3.1	TDS’ Restated Certificate of Incorporation, dated January 24, 2012, is hereby incorporated by reference to Exhibit 1 to TDS’ Registration Statement on Form 8-A/A dated January 24, 2012.

3.2	TDS Amended and Restated Bylaws, as amended on January 24, 2025, are hereby incorporated by reference to Exhibit 3.1 to TDS' Current Report on Form 8-K dated January 24, 2025.

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

4.1	TDS’ Restated Certificate of Incorporation is hereby incorporated as Exhibit 3.1.

4.2	TDS Amended and Restated Bylaws, as amended on January 24, 2025, are hereby incorporated as Exhibit 3.2.

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

4.20(a)
Senior Secured Credit Agreement among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of September 28, 2023, including the form of Guaranty and Security Agreement is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated September 28, 2023.

4.20(b)	First Amendment to Senior Secured Credit Agreement among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of February 6, 2025.

4.21
Credit Agreement among TDS, Oaktree Fund Administration, LLC, as administrative agent, and the other lenders thereto, dated as of May 1, 2024, is hereby incorporated by reference to Exhibit 4.1 to TDS' Quarterly report on Form 10-Q for the period ended March 31, 2024.

4.22	Description of TDS' Securities is hereby incorporated by reference to Exhibit 4.20 to TDS' Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.4*
TDS’ Compensation Plan for Non-Employee Directors, dated March 24, 2023, is hereby incorporated by reference to Exhibit A to TDS' Notice of Annual Meeting of Shareholders and Proxy Statement dated April 5, 2023, which was filed with the SEC on Schedule 14A on April 5, 2023.

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

10.25*	Form of TDS 2011 Long-Term Incentive Plan Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.8 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.26*	Form of TDS 2020 Long-Term Incentive Plan Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.9 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.27*
Form of UScellular 2013 Long-Term Incentive Plan 2020 Restricted Stock Award Agreement for the President and CEO is hereby incorporated by reference to Exhibit 10.4 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.28*
Form of UScellular 2013 Long-Term Incentive Plan 2020 Accomplishment Award Agreement for the President and CEO is hereby incorporated by reference to Exhibit 10.8 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.29(a)*
Telephone and Data Systems, Inc. 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit B to the TDS definitive proxy statement dated April 19, 2024, which was filed with the SEC on Schedule 14A on April 19, 2024.

10.29(b)*
Amendment Number One to the Telephone and Data Systems, Inc. 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the TDS definitive proxy statement dated April 19, 2024, which was filed with the SEC on Schedule 14A on April 19, 2024.

10.30*
United States Cellular Corporation 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the UScellular definitive proxy statement dated April 5, 2022, which was filed with the SEC on Schedule 14A on April 5, 2022.

10.31*
Form of UScellular 2013 Long-Term Incentive Plan 2022 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.32*
Form of UScellular 2013 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.3 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.33*
Form of TDS 2020 Long-Term Incentive Plan 2022 Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.5 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.34*
Form of TDS 2020 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.6 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.35*
Form of TDS 2022 Long-Term Incentive Plan 2022 Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.7 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.36*
Form of TDS 2022 Long-Term Incentive Plan 2022 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.8 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2022.

10.37*
Form of TDS 2022 Long-Term Incentive Plan 2023 Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.38*
Form of TDS 2022 Long-Term Incentive Plan 2023 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.39*
Form of UScellular 2022 Long-Term Incentive Plan 2023 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.40*
Form of UScellular 2022 Long-Term Incentive Plan 2023 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.41*
Amendment to the United States Cellular Corporation 2022 Long-Term Incentive Plan Award Agreements is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated December 4, 2023.

10.42*
Amendment to the United States Cellular Corporation 2013 Long-Term Incentive Plan, as Amended, Award Agreements is hereby incorporated by reference to Exhibit 10.2 to UScellular's Current Report on Form 8-K dated December 4, 2023.

10.43*	UScellular 2024 Officer Annual Incentive Plan effective January 1, 2024, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated March 14, 2024.

10.44*
Form of UScellular 2022 Long-Term Incentive Plan 2024 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2024.

10.45*
Form of UScellular 2022 Long-Term Incentive Plan 2024 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.3 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2024.

10.46*
Form of TDS 2022 Long-Term Incentive Plan 2024 Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.1 to TDS's Quarterly Report on Form 10-Q for the period ended June 30, 2024.

10.47*
Form of TDS 2022 Long-Term Incentive Plan 2024 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2024.

10.48*	UScellular 2025 Officer Annual Incentive Plan effective January 1, 2025, is hereby incorporated by reference to Exhibit 10.1 to UScellular's Current Report on Form 8-K dated January 15, 2025.

10.49
License Purchase Agreement, dated as of October 17, 2024, among UScellular, and certain subsidiaries of UScellular, and Verizon Communications Inc., is hereby incorporated by reference to Annex A to UScellular's Schedule 14C Information Statement filed on January 23, 2025.

10.5
License Purchase Agreement, dated as of November 6, 2024, among UScellular, and certain subsidiaries of UScellular, and New Cingular Wireless PCS, LLC, is hereby incorporated by reference to Annex A to UScellular's Schedule 14C Information Statement filed on January 23, 2025.

19	Insider Trading and Confidentiality Policy

21	Subsidiaries of TDS.

23	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

97	Policy on Recoupment and Forfeiture of Incentive Compensation, is hereby incorporated by reference to Exhibit 97 to TDS' Annual Report on Form 10-K for the year ended December 31, 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

*	Indicates a management contract or compensatory plan or arrangement

**	Portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K promulgated under the Exchange Act.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.

By:	/s/ Walter C. D. Carlson
Walter C. D. Carlson
President and Chief Executive Officer
(principal executive officer)

Date:	February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Vicki L. Villacrez
Vicki L. Villacrez
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	February 21, 2025

By:	/s/ Anita J. Kroll
Anita J. Kroll
Vice President - Controller and Chief Accounting Officer
(principal accounting officer)

Date:	February 21, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter C. D. Carlson	Director	February 21, 2025
Walter C. D. Carlson

/s/ LeRoy T. Carlson, Jr.	Director	February 21, 2025
LeRoy T. Carlson, Jr.

/s/ James W. Butman	Director	February 21, 2025
James W. Butman

/s/ Prudence E. Carlson	Director	February 21, 2025
Prudence E. Carlson

/s/ Letitia G. Carlson, M.D.	Director	February 21, 2025
Letitia G. Carlson, M.D.

/s/ Kimberly D. Dixon	Director	February 21, 2025
Kimberly D. Dixon

/s/ George W. Off	Director	February 21, 2025
George W. Off

/s/ Christopher D. O’Leary	Director	February 21, 2025
Christopher D. O’Leary

/s/ Wade Oosterman	Director	February 21, 2025
Wade Oosterman

/s/ Napoleon B. Rutledge, Jr.	Director	February 21, 2025
Napoleon B. Rutledge, Jr.

/s/ Vicki L. Villacrez	Director	February 21, 2025
Vicki L. Villacrez

/s/ Dirk S. Woessner	Director	February 21, 2025
Dirk S. Woessner