Form 10-Q
period 2025-03-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2025-05-02
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2025, is 107 million Common Shares, $.01 par value, and 7 million Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2025

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three months ended March 31, 2025, to the three months ended March 31, 2024. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2024. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
General
TDS is a diversified telecommunications company that provides high-quality communications services to approximately 5.5 million connections nationwide as of March 31, 2025. TDS provides wireless services and leases tower space to third-party carriers on owned towers through its 83%-owned subsidiary, United States Cellular Corporation (UScellular). TDS also provides broadband, video, voice and wireless services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS operates entirely in the United States. See Note 11 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.

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
TDS’ historical long-term strategy has been to re-invest the majority of its operating capital in its businesses to strengthen their competitive positions and financial performance, while also returning value to TDS shareholders.
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
▪UScellular continues to enhance its network capabilities, including by deploying 5G technology to help address customers’ growing demand for data services and create opportunities for new services requiring high speed and reliability as well as low latency. Investments are focused on continued mid-band spectrum deployment to enhance speed and capacity needs, building on the existing 5G coverage across UScellular’s footprint.
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
Following the conclusion of the strategic alternatives review process for UScellular, TDS expects to focus its strategic efforts on its remaining businesses. TDS also expects to have additional opportunities to invest further in its remaining businesses, improve its liquidity and return value to its shareholders.
Announced Transactions and Strategic Alternatives Review
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustments, as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The purchase price includes $100 million contingent on the satisfaction of certain financial and operational targets prior to close; based on projected performance against such targets through an expected mid-year 2025 close, UScellular does not expect to receive most of this contingent consideration. The purchase price also includes $400 million allocated to certain wireless spectrum licenses held by entities in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entities that UScellular does not currently own. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that will become effective at the closing date, which provide T-Mobile with an exclusive license to use certain UScellular spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The sale of the wireless operations to T-Mobile is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.
TDS and UScellular expect that if the closing of the T-Mobile transaction were to occur that such closing will trigger or accelerate the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs, restructuring expenses and other wind down costs. In periods following the close of the T-Mobile transaction, UScellular also expects to incur significant decommissioning costs for certain towers that UScellular elects to retire, and such decommissioning costs are also expected to include remaining obligations under related ground leases. These costs are expected to have a significant impact on TDS' financial statements.
On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of March 31, 2025, UScellular's book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.

On November 6, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of March 31, 2025, UScellular's book value of the wireless spectrum licenses to be sold was $859 million. The transaction is subject to regulatory approval and other customary closing conditions and substantially all of the licenses subject to the transaction are contingent on the closing of the T-Mobile transaction. The purchase price includes $232 million allocated to certain wireless spectrum licenses that are held by an entity in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entity that UScellular does not currently own.
The strategic alternatives review process is ongoing as UScellular works toward closing the transactions signed during 2024, including the T-Mobile, Verizon and AT&T transactions and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.
TDS incurred third-party expenses related to the announced transactions and strategic alternatives review of $16 million and $11 million for the three months ended March 31, 2025 and 2024, respectively.
Other
TDS continues to monitor developments related to proposed increases in tariffs on imported goods and the impacts it may have on TDS operations and financial results. An increase in future tariffs may impact the price of procured goods and services, such as devices and network equipment. TDS is working closely with its suppliers to determine the impacts of any potential tariffs, and assess potential modifications or exemptions. The outcome of the potential tariff increases could negatively impact TDS operations and financial results in future periods.

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
▪Residential Fiber Churn Rate – represents the percentage of incumbent and expansion fiber connections that disconnected service each month. These rates represent the average monthly churn rate for each respective period.
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

Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the three months ended March 31, 2025, to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
(Dollars in millions)
Operating revenues
UScellular	$891	$950	(6)%
TDS Telecom	257	266	(3)%
All other[1]	6	46	(87)%
Total operating revenues	1,154	1,262	(9)%
Operating expenses
UScellular	850	899	(5)%
TDS Telecom	258	240	7%
All other[1]	11	56	(77)%
Total operating expenses	1,119	1,195	(6)%
Operating income (loss)
UScellular	41	51	(19)%
TDS Telecom	—	27	N/M
All other[1]	(6)	(11)	38%
Total operating income	35	67	(49)%
Other income (expense)
Equity in earnings of unconsolidated entities	37	42	(14)%
Interest and dividend income	6	5	28%
Interest expense	(61)	(57)	(3)%
Other, net	3	1	N/M
Total other expense	(15)	(9)	(46)%

Income before income taxes	20	58	(65)%
Income tax expense	8	20	(57)%

Net income	12	38	(69)%
Less: Net income attributable to noncontrolling interests, net of tax	5	9	(49)%
Net income attributable to TDS shareholders	7	29	(74)%
TDS Preferred Share dividends	17	17	—
Net income (loss) attributable to TDS common shareholders	$(10)	$12	N/M

Adjusted OIBDA (Non-GAAP)[2]	$287	$318	(10)%
Adjusted EBITDA (Non-GAAP)[2]	$333	$366	(9)%
Capital expenditures[3]	$112	$219	(49)%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $15 million and $16 million for the three months ended March 31, 2025 and 2024, respectively. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased for the three months ended March 31, 2025 due primarily to an increase in borrowings under the TDS term loan agreements, partially offset by a decrease in the average principal balance outstanding on the TDS revolving credit agreement, the UScellular term loan agreements and the receivables securitization agreement. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased for the three months ended March 31, 2025 due primarily to the decrease in Income before income taxes.
TDS calculated income taxes for the three months ended March 31, 2025, based on an estimated year-to-date tax rate. The effective tax rates are expected to vary in subsequent interim periods in 2025 due to fluctuations in Income (loss) before income taxes.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
UScellular noncontrolling public shareholders’	$3	$3
Noncontrolling shareholders’ or partners’	2	6
Net income attributable to noncontrolling interests, net of tax	$5	$9
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of UScellular’s net income, the noncontrolling shareholders’ or partners’ share of certain UScellular subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

$400
$300
$200
$100
$0
$366
$333
$38
$12
Q1
2024
Q1
2025
Net income
Adjusted EBITDA*

Three Months Ended
Net income and Adjusted EBITDA decreased due primarily to lower operating revenues, partially offset by lower operating and tax expenses.

*Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

UScellular OPERATIONS
Business Overview
UScellular provides wireless service throughout its footprint, and leases tower space to third-party carriers on UScellular-owned towers. UScellular is an 83%-owned subsidiary of TDS.

OPERATIONS

UScellular headquarters, Chicago, IL
UScellular operations

▪Serves customers with 4.4 million retail connections including approximately 3.9 million postpaid and 0.4 million prepaid connections
▪Operates in 21 states
▪Employs approximately 4,100 associates
▪Owns 4,413 towers
▪Operates 7,009 cell sites in service

Financial Overview — UScellular
The following discussion and analysis compares financial results for the three months ended March 31, 2025, to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
(Dollars in millions)
Operating Revenues
Wireless	$864	$925	(7)%
Towers	61	58	5%
Intra-company eliminations	(34)	(33)	(3)%
Total operating revenues	891	950	(6)%

Operating expenses
Wireless	844	896	(6)%
Towers	40	36	11%
Intra-company eliminations	(34)	(33)	(3)%
Total operating expenses	850	899	(5)%

Operating income	$41	$51	(19)%

Net income	$20	$24	(17)%
Adjusted OIBDA (Non-GAAP)[1]	$215	$228	(6)%
Adjusted EBITDA (Non-GAAP)[1]	$254	$272	(7)%
Capital expenditures[2]	$53	$131	(60)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Wireless Operations

As of March 31,	2025	2024
Retail Connections – End of Period
Postpaid	3,946,000	4,051,000
Prepaid	431,000	436,000
Total	4,377,000	4,487,000

	Q1 2025	Q1 2024	Q1 2025 vs. Q1 2024
Postpaid Activity and Churn
Gross Additions
Handsets	68,000	63,000	8%
Connected Devices	37,000	43,000	(14)%
Total Gross Additions	105,000	106,000	(1)%
Net Additions (Losses)
Handsets	(38,000)	(47,000)	19%
Connected Devices	(1,000)	3,000	N/M
Total Net Additions (Losses)	(39,000)	(44,000)	11%
Churn
Handsets	1.03%	1.03%
Connected Devices	2.40%	2.52%
Total Churn	1.21%	1.22%
N/M - Percentage change not meaningful
Total postpaid handset net losses decreased for the three months ended March 31, 2025, when compared to the same period last year due primarily to an increase in gross additions and a decrease in defections as a result of increased promotional spend.
Total postpaid connected device net losses increased for the three months ended March 31, 2025 when compared to the same period last year due to lower gross additions for home internet, partially offset by a decrease in tablet churn.
Postpaid Revenue

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
Average Revenue Per User (ARPU)	$52.06	$51.96	—
Average Revenue Per Account (ARPA)	$132.25	$132.00	—

Financial Overview — Wireless
The following discussion and analysis compares financial results for the three months ended March 31, 2025, to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
(Dollars in millions)
Retail service	$660	$678	(3)%
Other	54	51	8%
Service revenues	714	729	(2)%
Equipment sales	150	196	(24)%
Total operating revenues	864	925	(7)%

System operations (excluding Depreciation, amortization and accretion reported below)	191	197	(3)%
Cost of equipment sold	178	216	(18)%
Selling, general and administrative	322	324	—
Depreciation, amortization and accretion	152	154	(2)%
(Gain) loss on asset disposals, net	2	6	(73)%
(Gain) loss on license sales and exchanges, net	(1)	(1)	18%
Total operating expenses	844	896	(6)%

Operating income	$20	$29	(30)%

Adjusted OIBDA (Non-GAAP)[1]	$182	$195	(7)%
Adjusted EBITDA (Non-GAAP)[1]	$182	$195	(7)%
Capital expenditures[2]	$51	$127	(60)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2025 and 2024
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three months ended March 31, 2025, primarily as a result of a decrease in average postpaid and prepaid connections.
Equipment sales revenues decreased for the three months ended March 31, 2025, due primarily to a decline in smartphone devices sold due to lower upgrades as well as a lower average price of new smartphone sales.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable wireless companies. UScellular expects promotional aggressiveness by traditional carriers to continue and pricing pressures from cable wireless companies and new entrants to increase into the foreseeable future. Additionally, other wireless service providers have more developed networks and coverage as well as lower costs per subscriber than UScellular, which has negatively affected and may continue to negatively affect UScellular's ability to compete over time. Operating revenues and Operating income have been negatively impacted by these factors in current and prior periods, and are expected to be negatively impacted in future periods.
System operations expenses
System operations expenses decreased for the three months ended March 31, 2025, due primarily to a decrease in expenses driven by the shutdown of the 3G Code Division Multiple Access (CDMA) network in the first quarter of 2024.
Cost of equipment sold
Cost of equipment sold decreased for the three months ended March 31, 2025, due primarily to a decline in smartphone devices sold due to lower upgrades.

Towers Operations

As of March 31,	2025	2024	2025 vs. 2024
Owned towers	4,413	4,382	1%
Number of colocations	2,469	2,397	3%
Tower tenancy rate	1.56	1.55	1%
Number of colocations
Number of colocations increased for the period ended March 31, 2025 when compared to the same period last year due to an increase in new tenant and equipment change executions partially offset by terminations.

Financial Overview — Towers
The following discussion and analysis compares financial results for the three months ended March 31, 2025, to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
(Dollars in millions)
Third-party revenues	$27	$25	6%
Intra-company revenues	34	33	3%
Total tower revenues	61	58	5%

System operations (excluding Depreciation, amortization and accretion reported below)	19	18	4%
Selling, general and administrative	10	7	33%
Depreciation, amortization and accretion	11	11	5%
Total operating expenses	40	36	11%

Operating income	$21	$22	(5)%

Adjusted OIBDA (Non-GAAP)[1]	$33	$33	(1)%
Adjusted EBITDA (Non-GAAP)[1]	$33	$33	(1)%
Capital expenditures	$2	$4	(42)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
Key components of changes in the statement of operations line items were as follows:
Total tower revenues
Third-party revenues increased for the three months ended March 31, 2025, primarily as a result of new colocations and escalators on renewed leases.
Intra-company revenues increased for the three months ended March 31, 2025, primarily as a result of rent escalations and an increase in the number of owned towers.
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

Total operating expenses
Total operating expenses increased for the three months ended March 31, 2025 due primarily to increases in selling, general and administrative expenses as a result of an increase in bad debts expense due to payments received on aged receivables in the first quarter of 2024.
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

OPERATIONS

TDS Telecom headquarters, Madison, WI
TDS Telecom operations

▪Serves 1.1 million connections in 31 states
▪Employs approximately 3,300 associates

Operational Overview — TDS Telecom
Total Service Address Mix
As of March 31,

TDS Telecom increased its service addresses 6% from a year ago to 1.8 million as of March 31, 2025 through footprint expansion. TDS Telecom serves 44% of incumbent service addresses with fiber.
TDS Telecom offers 1Gig+ service to 74% of its total footprint as of March 31, 2025, compared to 73% a year ago.

As of March 31,	2025	2024	2025 vs. 2024
Residential connections
Broadband
Incumbent Fiber	119,700	109,800	9%
Incumbent Copper	112,600	135,300	(17)%
Expansion Fiber	133,200	100,400	33%
Cable	190,200	202,400	(6)%
Total Broadband	555,800	547,900	1%
Video	118,700	128,800	(8)%
Voice	256,900	279,400	(8)%
Total Residential Connections	931,400	956,100	(3)%
Commercial connections	187,600	206,200	(9)%
Total connections	1,119,000	1,162,200	(4)%

Total residential broadband net adds	2,800	6,400

Residential fiber churn	0.9%	1.0%
Total residential broadband churn	1.3%	1.4%
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connections declines, partially offset by broadband connection growth.
Q1 2024 total connections include 18,100 subscribers that were part of the 2024 divestitures.

Residential Broadband Connections by Speed
As of March 31,
Residential broadband customers continue to take higher speeds with 82% on 100 Mbps or higher products and 24% on 1Gig+ products.

Residential Revenue per Connection

Total residential revenue per connection increased 2% for the three months ended March 31, 2025, due primarily to price increases.

Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the three months ended March 31, 2025, to the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024	2025 vs. 2024
(Dollars in millions)
Residential
Incumbent	$86	$90	(5)%
Expansion	34	26	33%
Cable	64	70	(8)%
Total residential	184	185	(1)%
Commercial	35	37	(6)%
Wholesale	39	44	(12)%
Total service revenues	257	266	(3)%
Equipment revenues	—	—	23%
Total operating revenues	257	266	(3)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	101	98	3%
Cost of equipment and products	—	—	47%
Selling, general and administrative	83	75	10%
Depreciation, amortization and accretion	71	65	10%
(Gain) loss on asset disposals, net	2	2	(9)%
Total operating expenses	258	240	7%

Operating income	$—	$27	N/M

Net income	$4	$24	(85)%
Adjusted OIBDA (Non-GAAP)[1]	$73	$93	(22)%
Adjusted EBITDA (Non-GAAP)[1]	$76	$95	(20)%
Capital expenditures[2]	$59	$87	(32)%
N/M - Percentage change not meaningful
Numbers may not foot due to rounding.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended March 31, 2025 and 2024
(Dollars in millions)

Residential revenues consist of:
•Broadband services
•Video services, including IPTV, traditional cable programming and satellite offerings
•Voice services
•Wireless services
Commercial revenues consist of:
•High-speed and dedicated business internet services
•Video services
•Voice services
Wholesale revenues consist of:
•Network access services primarily related to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom's networks
•Federal and state regulatory support, including E-ACAM

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues decreased for the three months ended March 31, 2025, due primarily to a decline in legacy markets and divestitures, partially offset by growth in expansion markets and price increases.
Commercial revenues decreased for the three months ended March 31, 2025, due primarily to declining connections in CLEC markets.
Wholesale revenues decreased for the three months ended March 31, 2025, due primarily to a discrete reserve adjustment and the continued decline of special access circuits.
Cost of services
Cost of services increased for the three months ended March 31, 2025, due primarily to an increase in employee-related expenses, partially offset by lower video programming costs.
Selling, general and administrative
Selling, general and administrative expenses increased for the three months ended March 31, 2025, due primarily to a cumulative stock-based compensation adjustment, increase in other employee-related expenses, and advertising costs.
Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three months ended March 31, 2025, due primarily to capital expenditures on new fiber assets.

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
TDS may require substantial additional funding for, among other uses, capital expenditures, making additional investments including new technologies, fiber deployments and E-ACAM builds, agreements to purchase goods or services, leases, repurchases of shares, or payment of dividends. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, issue equity securities, or to divest assets in order to fund potential expenditures. TDS' liquidity would be adversely affected if it is unable to obtain short or long-term financing with acceptable terms.
TDS will continue to monitor the rapidly changing business and market conditions and is reducing costs and intends to take other appropriate actions, as necessary, to meet its liquidity needs. Due to its lack of scale and structural disadvantages, UScellular has higher costs per subscriber than its competitors and is balancing the timing of investments, such as its continued 5G deployment, with liquidity considerations. TDS Telecom has entered into and may continue to enter into agreements to divest of certain non-strategic assets, including in certain cases the associated E-ACAM build-out obligations, as well as slow the pace of and reprioritize its fiber deployment plans and reduce or defer planned capital expenditures as a means to lower its funding needs and meet its obligations. It is possible that TDS Telecom will be required, if it is unable to access capital on acceptable terms, to substantially reduce its plans for fiber deployment, in both the short and long-term, which may result in fewer opportunities to deploy fiber as competitors continue their deployments.
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

In addition to Cash and cash equivalents, TDS and UScellular had available undrawn borrowing capacity from the following debt facilities at March 31, 2025.

	TDS	UScellular
(Dollars in millions)
Revolving Credit Agreement	$399	$300
Term Loan Agreements	75	—
Receivables Securitization Agreement	—	448
Total available undrawn borrowing capacity	$474	$748
Financing
Revolving Credit Agreements
TDS and UScellular have unsecured revolving credit agreements with maximum borrowing capacities of $400 million and $300 million, respectively. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. As of March 31, 2025, there were no outstanding borrowings under the agreements, and TDS' and UScellular's unused borrowing capacity was $399 million and $300 million, respectively.
In April 2025, TDS and UScellular amended the revolving credit agreements to extend the maturity dates to July 2027 and allow for permitted dispositions, as specified in the amendments. The amendments also include a provision that will be triggered upon the sale of the UScellular wireless operations to T-Mobile, which accelerates the maturity date to the earliest of (i) 270 days following the consummation of the sale of the UScellular wireless operations to T-Mobile, (ii) the date on which UScellular receives net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $1.1 billion, or (iii) July 20, 2027. Additionally, the amendment to the UScellular revolving credit agreement includes a provision that will be triggered upon UScellular receiving net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $500 million, which provision would automatically reduce the maximum borrowing capacity of the UScellular revolving credit agreement from $300 million to $150 million five business days after UScellular's receipt of such net proceeds.
Unsecured Term Loan Agreements
TDS has unsecured term loan agreements with maximum borrowing capacities of $875 million. The maturity dates for the agreements range from July 2028 to July 2031. As of March 31, 2025, the outstanding borrowings were $783 million and the unused borrowing capacity was $75 million.
UScellular has unsecured term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the agreements range from July 2026 to July 2031. As of March 31, 2025, UScellular has borrowed the full amount available under the agreements and the outstanding borrowings were $718 million.
In April 2025, UScellular amended its $300 million unsecured term loan agreement due July 2026 to extend the maturity date to July 2027 and allow for permitted dispositions, as specified in the amendment.
Secured Term Loan Agreement
TDS has a secured term loan agreement with maximum borrowing capacity of $300 million. In February 2025, TDS amended the agreement to extend the maturity date to the earlier of (i) September 2026 and (ii) the scheduled maturity date of TDS' existing revolving credit agreement (which had a then existing maturity date of July 2026, which has since been extended as described above). As of March 31, 2025, the outstanding borrowings under the agreement were $300 million, which is the full amount available under the agreement.
In April 2025, TDS amended the secured term loan agreement to extend the maturity date to the earliest of (i) 270 days following the consummation of the sale of the UScellular wireless operations to T-Mobile, (ii) the date on which UScellular receives net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $1.1 billion, or (iii) July 20, 2027, and to allow for permitted dispositions, as specified in the amendment.
Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and UScellular are required to maintain the Consolidated Leverage Ratio, based on gross debt, as of the end of any fiscal quarter at a level not to exceed the following: 4.00 to 1.00 from April 1, 2024 through and including March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of March 31, 2025 with all such financial covenants.

The TDS $375 million term loan agreement with a maturity date of May 2029 requires TDS to comply with certain affirmative and negative covenants, which includes a financial covenant that may restrict the borrowing capacity available. TDS is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.50 to 1.00 from April 1, 2024 through and including March 31, 2025; 4.25 to 1.00 from April 1, 2025 and thereafter. TDS believes that it was in compliance as of March 31, 2025 with such financial covenant.
In April 2025, the TDS and UScellular revolving credit agreements, UScellular $300 million unsecured term loan agreement and TDS $300 million secured term loan agreement were amended to require, upon the consummation of the sale of the UScellular wireless operations to T-Mobile, TDS and UScellular to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the three months ended March 31, 2025 and 2024, were as follows:

Capital Expenditures
(Dollars in millions)

UScellular’s capital expenditures for the three months ended March 31, 2025 and 2024, were $53 million and $131 million, respectively.
In 2019-2023, UScellular focused capital expenditures on 5G coverage and predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023 and 2024, UScellular focused on deploying 5G over its mid-band spectrum, largely overlapping areas already covered with low-band 5G service to enhance speed and capacity for UScellular’s mobility and fixed wireless services. Capital expenditures decreased by $78 million or 60% in line with the expectations that continued 5G deployment in 2025 will focus on adding speed and capacity to existing areas.
Capital expenditures for the full year 2025 are expected to be used principally for the following purposes:
▪Continue to deploy 5G using mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by current customers; and
▪Invest in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the three months ended March 31, 2025 and 2024, were $59 million and $87 million, respectively.
Capital expenditures for the full year 2025 are expected to be between $375 million and $425 million. These expenditures are expected to be used principally for the following purposes:
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
See Note 6 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to divestitures.

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
Common Share Repurchase Program
During the three months ended March 31, 2025, UScellular repurchased 328,835 Common Shares for $21 million at an average cost per share of $63.49. As of March 31, 2025, the total cumulative amount of UScellular Common Shares authorized to be repurchased is 658,107.

Dividends
TDS paid quarterly dividends per outstanding share of $0.04 and $0.19 in the first quarter of 2025 and 2024, respectively. It is uncertain at this time how the outcome of the ongoing strategic alternatives review process for UScellular, TDS' available opportunities to reinvest in its businesses, or TDS' ongoing liquidity needs, may impact the decisions of the TDS Board of Directors regarding the declaration of future dividends.

TDS paid quarterly dividends per outstanding Series UU depositary share (each representing 1/1,000th of a Preferred Share) of $0.414 in the first quarter of 2025 and 2024.

TDS paid quarterly dividends per outstanding Series VV depositary share (each representing 1/1,000th of a Preferred Share) of $0.375 in the first quarter of 2025 and 2024.

UScellular has not paid any cash dividends in recent periods and currently intends to retain all earnings for use in UScellular’s business. However, UScellular expects the agreement with T-Mobile combined with various wireless spectrum license transactions that were announced to deliver substantial proceeds. When the T-Mobile transaction closes, which is subject to regulatory approval, UScellular expects the UScellular Board of Directors to declare the first of potentially several, special dividends to UScellular shareholders.

Consolidated Cash Flow Analysis
TDS operates a capital-intensive business. TDS makes substantial investments to acquire wireless spectrum licenses and to construct and upgrade communications networks and facilities with a goal of creating long-term value for shareholders. In recent years, rapid changes in technology and new opportunities have required substantial investments in potentially revenue‑enhancing and cost-saving upgrades to TDS’ networks. Revenues from certain of these investments are long-term and in some cases are uncertain. To meet its cash-flow needs, TDS may need to delay or reduce certain investments, dividend payments or sell assets. Refer to Liquidity and Capital Resources within this MD&A and Note 6 — Divestitures in the Notes to Consolidated Financial Statements for additional information. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. The following discussion summarizes TDS' cash flow activities for the three months ended March 31, 2025 and 2024.
2025 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $13 million. Net cash provided by operating activities was $186 million due to net income of $12 million adjusted for non-cash items of $257 million, distributions received from unconsolidated entities of $11 million and changes in working capital items which decreased net cash by $94 million. The working capital changes were primarily driven by payments of associate bonuses, wages and other benefits, prepaid maintenance and timing of vendor payments, partially offset by reduced receivable balances.
Cash flows used for investing activities were $123 million, due primarily to payments for property, plant and equipment of $129 million, partially offset by cash received from divestitures of $8 million.
Cash flows used for financing activities were $76 million, due primarily to the payment of $22 million in dividends, the repurchase of $21 million UScellular Common Shares, tax payments, net of cash receipts, for TDS and UScellular stock-based compensation awards of $13 million, cash paid for software license agreements of $10 million and repayments on the TDS and UScellular term loan agreements of $7 million.
2024 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $8 million. Net cash provided by operating activities was $224 million due to net income of $38 million adjusted for non-cash items of $258 million, distributions received from unconsolidated entities of $22 million, and changes in working capital items which decreased net cash by $94 million. The working capital changes were primarily driven by payment of associate bonuses, wages and other benefits, prepaid maintenance and timing of vendor payments, partially offset by reduced receivable and inventory balances.
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

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2025 were as follows:
Prepaid expenses
Prepaid expenses increased $26 million due primarily to payments made for software and equipment maintenance.
Accrued compensation
Accrued compensation decreased $88 million due primarily to associate bonus payments in March 2025.

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

	Three Months Ended March 31,
TDS - CONSOLIDATED	2025	2024
(Dollars in millions)
Net income (GAAP)	$12	$38
Add back:
Income tax expense	8	20
Interest expense	61	57
Depreciation, amortization and accretion	234	234
EBITDA (Non-GAAP)	315	349
Add back or deduct:
Expenses related to strategic alternatives review	16	11
(Gain) loss on asset disposals, net	4	7
(Gain) loss on sale of business and other exit costs, net	(1)	—
(Gain) loss on license sales and exchanges, net	(1)	(1)
Adjusted EBITDA (Non-GAAP)	333	366
Deduct:
Equity in earnings of unconsolidated entities	37	42
Interest and dividend income	6	5
Other, net	3	1
Adjusted OIBDA (Non-GAAP)	287	318
Deduct:
Depreciation, amortization and accretion	234	234
Expenses related to strategic alternatives review	16	11
(Gain) loss on asset disposals, net	4	7
(Gain) loss on sale of business and other exit costs, net	(1)	—
(Gain) loss on license sales and exchanges, net	(1)	(1)
Operating income (GAAP)	$35	$67

	Three Months Ended March 31,
UScellular	2025	2024
(Dollars in millions)
Net income (GAAP)	$20	$24
Add back:
Income tax expense	20	28
Interest expense	40	43
Depreciation, amortization and accretion	163	165
EBITDA (Non-GAAP)	243	260
Add back or deduct:
Expenses related to strategic alternatives review	10	7
(Gain) loss on asset disposals, net	2	6
(Gain) loss on license sales and exchanges, net	(1)	(1)
Adjusted EBITDA (Non-GAAP)	254	272
Deduct:
Equity in earnings of unconsolidated entities	36	42
Interest and dividend income	3	2
Adjusted OIBDA (Non-GAAP)	215	228
Deduct:
Depreciation, amortization and accretion	163	165
Expenses related to strategic alternatives review	10	7
(Gain) loss on asset disposals, net	2	6
(Gain) loss on license sales and exchanges, net	(1)	(1)
Operating income (GAAP)	$41	$51

	Three Months Ended March 31,
UScellular Wireless	2025	2024
(Dollars in millions)
EBITDA (Non-GAAP)	$172	$183
Add back or deduct:
Expenses related to strategic alternatives review	9	7
(Gain) loss on asset disposals, net	2	6
(Gain) loss on license sales and exchanges, net	(1)	(1)
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	182	195
Deduct:
Depreciation, amortization and accretion	152	154
Expenses related to strategic alternatives review	9	7
(Gain) loss on asset disposals, net	2	6
(Gain) loss on license sales and exchanges, net	(1)	(1)
Operating income (GAAP)	$20	$29

	Three Months Ended March 31,
UScellular Towers	2025	2024
(Dollars in millions)
EBITDA (Non-GAAP)	$32	$33
Add back or deduct:
Expenses related to strategic alternatives review	1	—
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	33	33
Deduct:
Depreciation, amortization and accretion	11	11
Expenses related to strategic alternatives review	1	—
Operating income (GAAP)	$21	$22

	Three Months Ended March 31,
TDS TELECOM	2025	2024
(Dollars in millions)
Net income (GAAP)	$4	$24
Add back:
Income tax expense	1	7
Interest expense	(1)	(2)
Depreciation, amortization and accretion	71	65
EBITDA (Non-GAAP)	75	93
Add back or deduct:
(Gain) loss on asset disposals, net	2	2
Adjusted EBITDA (Non-GAAP)	76	95
Deduct:
Interest and dividend income	1	1
Other, net	2	1
Adjusted OIBDA (Non-GAAP)	73	93
Deduct:
Depreciation, amortization and accretion	71	65
(Gain) loss on asset disposals, net	2	2
Operating income (GAAP)	$—	$27
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

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Cash flows from operating activities (GAAP)	$186	$224
Cash paid for additions to property, plant and equipment	(129)	(235)
Cash paid for software license agreements	(10)	(9)
Free cash flow (Non-GAAP)	$47	$(20)

Application of Critical Accounting Policies and Estimates
TDS prepares its consolidated financial statements in accordance with GAAP. TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies, Note 2 — Revenue Recognition and Note 11 — Leases in the Notes to Consolidated Financial Statements included in TDS' Form 10-K for the year ended December 31, 2024. TDS’ application of critical accounting policies and estimates is discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in TDS’ Form 10-K for the year ended December 31, 2024.

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2024 and in this Form 10-Q. Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the Risk Factors in TDS’ Form 10-K for the year ended December 31, 2024, the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business, financial condition or results of operations.
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

Risk Factors
In addition to the information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2024, which could materially affect TDS’ business, financial condition or future results. The risks described in this Form 10-Q and the Form 10-K for the year ended December 31, 2024, may not be the only risks that could affect TDS. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results. Subject to the foregoing, TDS has not identified for disclosure any material changes to the risk factors as previously disclosed in TDS’ Annual Report on Form 10-K for the year ended December 31, 2024.

Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As of March 31, 2025, approximately 50% of TDS' long-term debt was in fixed-rate senior notes and approximately 50% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at March 31, 2025.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2025	$24	6.7%
2026	539	6.3%
2027	321	6.0%
2028	485	6.5%
2029	299	11.1%
Thereafter	2,489	6.2%
Total	$4,157	6.6%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to UScellular's 6.7% Senior Notes. The 2025 amount includes repayment of $2 million of outstanding borrowings under the UScellular receivables securitization agreement. If the maturity date of the facility is not extended, principal repayments begin in October 2025. If the T-Mobile transaction is consummated, TDS expects to repay outstanding borrowings under certain long-term debt obligations.
2Represents the weighted average stated interest rates at March 31, 2025, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of March 31, 2025.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$997	$1,044
Equipment and product sales	157	218
Total operating revenues	1,154	1,262

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	276	298
Cost of equipment and products	182	233
Selling, general and administrative	425	424
Depreciation, amortization and accretion	234	234
(Gain) loss on asset disposals, net	4	7
(Gain) loss on sale of business and other exit costs, net	(1)	—
(Gain) loss on license sales and exchanges, net	(1)	(1)
Total operating expenses	1,119	1,195

Operating income	35	67

Other income (expense)
Equity in earnings of unconsolidated entities	37	42
Interest and dividend income	6	5
Interest expense	(61)	(57)
Other, net	3	1
Total other expense	(15)	(9)

Income before income taxes	20	58
Income tax expense	8	20
Net income	12	38
Less: Net income attributable to noncontrolling interests, net of tax	5	9
Net income attributable to TDS shareholders	7	29
TDS Preferred Share dividends	17	17
Net income (loss) attributable to TDS common shareholders	$(10)	$12

Basic weighted average shares outstanding	115	113
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.09)	$0.11

Diluted weighted average shares outstanding	115	117
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.09)	$0.10
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Cash flows from operating activities
Net income	$12	$38
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	234	234
Bad debts expense	21	31
Stock-based compensation expense	28	14
Deferred income taxes, net	7	14
Equity in earnings of unconsolidated entities	(37)	(42)
Distributions from unconsolidated entities	11	22
(Gain) loss on asset disposals, net	4	7
(Gain) loss on sale of business and other exit costs, net	(1)	—
(Gain) loss on license sales and exchanges, net	(1)	(1)
Other operating activities	2	1
Changes in assets and liabilities from operations
Accounts receivable	1	27
Equipment installment plans receivable	38	2
Inventory	—	24
Accounts payable	(17)	(35)
Customer deposits and deferred revenues	(7)	6
Accrued taxes	1	4
Accrued interest	9	9
Other assets and liabilities	(119)	(131)
Net cash provided by operating activities	186	224

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(129)	(235)
Cash paid for licenses	(2)	(11)
Cash received from divestitures	8	—
Net cash used in investing activities	(123)	(246)

Cash flows from financing activities
Issuance of long-term debt	—	140
Repayment of long-term debt	(8)	(57)
Tax payments, net of cash receipts, for TDS stock-based compensation awards	(6)	(1)
Tax payments, net of cash receipts, for UScellular stock-based compensation awards	(7)	—
Repurchase of UScellular Common Shares	(21)	—
Dividends paid to TDS shareholders	(22)	(39)
Distributions to noncontrolling interests	(2)	(2)
Cash paid for software license agreements	(10)	(9)
Other financing activities	—	(2)
Net cash provided by (used in) financing activities	(76)	30

Net increase (decrease) in cash, cash equivalents and restricted cash	(13)	8

Cash, cash equivalents and restricted cash
Beginning of period	384	270
End of period	$371	$278
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	March 31, 2025	December 31, 2024
(Dollars in millions)
Current assets
Cash and cash equivalents	$348	$364
Accounts receivable
Customers and agents, less allowances of $61 and $68, respectively	921	962
Other, less allowances of $2 and $2, respectively	83	79
Inventory, net	182	183
Prepaid expenses	98	72
Income taxes receivable	3	2
Other current assets	38	33
Total current assets	1,673	1,695

Assets held for sale	14	—

Licenses	4,590	4,588

Other intangible assets, net of accumulated amortization of $135 and $128, respectively	154	161

Investments in unconsolidated entities	527	500

Property, plant and equipment
In service and under construction	14,357	14,363
Less: Accumulated depreciation and amortization	9,486	9,369
Property, plant and equipment, net	4,871	4,994

Operating lease right-of-use assets	978	982

Other assets and deferred charges	729	762

Total assets[1]	$13,536	$13,682
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	March 31, 2025	December 31, 2024
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$35	$31
Accounts payable	247	280
Customer deposits and deferred revenues	276	283
Accrued interest	25	16
Accrued taxes	41	39
Accrued compensation	62	150
Short-term operating lease liabilities	151	153
Other current liabilities	123	138
Total current liabilities	960	1,090

Liabilities held for sale	5	—

Deferred liabilities and credits
Deferred income tax liability, net	987	981
Long-term operating lease liabilities	867	867
Other deferred liabilities and credits	807	809

Long-term debt, net	4,042	4,051

Commitments and contingencies

Noncontrolling interests with redemption features	16	16

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 114 shares (7 Series A Common and 107 Common Shares)
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,581	2,574
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, 0.0444 shares outstanding (0.0168 Series UU and 0.0276 Series VV)	1,074	1,074
Treasury shares, at cost, 18 and 19 Common Shares, respectively	(414)	(425)
Accumulated other comprehensive income	18	18
Retained earnings	1,818	1,849
Total TDS shareholders' equity	5,078	5,091

Noncontrolling interests	774	777

Total equity	5,852	5,868

Total liabilities and equity[1]	$13,536	$13,682
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of March 31, 2025 and December 31, 2024, include assets held by consolidated variable interest entities (VIEs) of $1,023 million and $983 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of March 31, 2025 and December 31, 2024, include certain liabilities of consolidated VIEs of $23 million and $24 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 9 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2024	$1	$2,574	$1,074	$(425)	$18	$1,849	$5,091	$777	$5,868
Net income attributable to TDS shareholders	—	—	—	—	—	7	7	—	7
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	5	5
TDS Common and Series A Common share dividends ($0.04 per share)	—	—	—	—	—	(5)	(5)	—	(5)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Incentive and compensation plans	—	11	—	11	—	(16)	6	—	6
Adjust investment in subsidiaries for issuances and other compensation plans	—	(4)	—	—	—	—	(4)	(6)	(10)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
March 31, 2025	$1	$2,581	$1,074	$(414)	$18	$1,818	$5,078	$774	$5,852

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2023	$1	$2,558	$1,074	$(465)	$11	$2,023	$5,202	$794	$5,996
Net income attributable to TDS shareholders	—	—	—	—	—	29	29	—	29
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	4	4
TDS Common and Series A Common share dividends ($0.190 per share)	—	—	—	—	—	(22)	(22)	—	(22)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Dividend reinvestment plan	—	—	—	1	—	—	1	—	1
Incentive and compensation plans	—	1	—	4	—	(5)	—	—	—
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	11	—	—	—	—	11	3	14
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
March 31, 2024	$1	$2,570	$1,074	$(460)	$11	$2,008	$5,204	$800	$6,004

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
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended March 31, 2025, are UScellular Wireless, UScellular Towers and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 11 — Business Segment Information for summary financial information on each business segment.
Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2024.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of March 31, 2025 and December 31, 2024, its results of operations, cash flows and changes in equity for the three months ended March 31, 2025 and 2024. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three months ended March 31, 2025 and 2024, doesn't materially differ from net income. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2024.
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

	March 31, 2025	December 31, 2024
(Dollars in millions)
Cash and cash equivalents	$348	$364
Restricted cash included in Other current assets	23	20
Cash, cash equivalents and restricted cash in the statement of cash flows	$371	$384

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Three Months Ended March 31, 2025	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$660	$—	$—	$660
Residential	—	184	—	184
Commercial	—	35	—	35
Wholesale	—	38	—	38
Other service	54	—	(2)	52
Service revenues from contracts with customers	714	256	(2)	969
Equipment and product sales	150	—	7	157
Total revenues from contracts with customers[1]	864	256	5	1,126
Operating lease income[1]	27	1	—	28
Total operating revenues	$891	$257	$5	$1,154

Three Months Ended March 31, 2024	UScellular	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$678	$—	$—	$678
Residential	—	185	—	185
Commercial	—	37	—	37
Wholesale	—	43	—	43
Other service	51	—	18	69
Service revenues from contracts with customers	729	265	18	1,012
Equipment and product sales	196	—	22	218
Total revenues from contracts with customers[1]	925	266	40	1,230
Operating lease income[1]	25	1	6	32
Total operating revenues	$950	$266	$46	$1,262
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

	March 31, 2025	December 31, 2024
(Dollars in millions)
Contract assets	$7	$8
Contract liabilities	$372	$382
Revenue recognized related to contract liabilities existing at January 1, 2025 was $160 million for the three months ended March 31, 2025.
Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of March 31, 2025 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.
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

Service Revenues
(Dollars in millions)
Remainder of 2025	$288
2026	130
Thereafter	84
Total	$502
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

	March 31, 2025	December 31, 2024
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$142	$145
Fulfillment costs
Installation costs	2	2
Total contract cost assets	$144	$147
Amortization of contract cost assets was $25 million for both the three months ended March 31, 2025, and 2024, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of March 31, 2025 and December 31, 2024, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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
As of March 31, 2025, UScellular recorded a net written call option at fair value, which was considered Level 3 within the fair value hierarchy. See Note 6 — Divestitures for additional information.
TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	March 31, 2025		December 31, 2024
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt	2	$4,108	$4,017	$4,119	$4,015
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
The following table summarizes equipment installment plan receivables.

	March 31, 2025	December 31, 2024
(Dollars in millions)
Equipment installment plan receivables, gross	$1,054	$1,110
Allowance for credit losses	(78)	(82)
Equipment installment plan receivables, net	$976	$1,028

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$567	$592
Other assets and deferred charges (Non-current portion)	409	436
Equipment installment plan receivables, net	$976	$1,028

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

	March 31, 2025					December 31, 2024
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$898	$76	$13	$6	$993	$955	$77	$13	$5	$1,050
Billed — current	38	4	1	—	43	36	4	1	1	42
Billed — past due	10	5	2	1	18	10	5	2	1	18
Total	$946	$85	$16	$7	$1,054	$1,001	$86	$16	$7	$1,110
The balance of the equipment installment plan receivables as of March 31, 2025 on a gross basis by year of origination were as follows:

	2022	2023	2024	2025	Total
(Dollars in millions)
Lowest Risk	$82	$271	$475	$118	$946
Lower Risk	4	17	48	16	85
Slight Risk	—	2	9	5	16
Higher Risk	—	1	5	1	7
Total	$86	$291	$537	$140	$1,054
The write-offs, net of recoveries for the three months ended March 31, 2025 on a gross basis by year of origination were as follows:

	2022	2023	2024	2025	Total
(Dollars in millions)
Write-offs, net of recoveries	$1	$5	$13	$—	$19
Activity for the three months ended March 31, 2025 and 2024, in the allowance for credit losses for equipment installment plan receivables was as follows:

	March 31, 2025	March 31, 2024
(Dollars in millions)
Allowance for credit losses, beginning of period	$82	$90
Bad debts expense	15	22
Write-offs, net of recoveries	(19)	(24)
Allowance for credit losses, end of period	$78	$88

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
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

	Three Months Ended March 31,
	2025	2024
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to TDS common shareholders	$(10)	$12

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	108	106
Series A Common Shares	7	7
Total	115	113

Effects of dilutive securities	—	4
Weighted average number of shares used in diluted earnings (loss) per share	115	117

Basic earnings (loss) per share attributable to TDS common shareholders	$(0.09)	$0.11

Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.09)	$0.10
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 4 million and 2 million for the three months ended March 31, 2025, and 2024, respectively.
Note 6 Divestitures
UScellular
On August 4, 2023, TDS and UScellular announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for UScellular. On May 28, 2024, UScellular announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, UScellular, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, UScellular has agreed to sell its wireless operations and select spectrum assets to T-Mobile for a purchase price, subject to adjustments as specified in the Securities Purchase Agreement, of $4,400 million, which is payable in a combination of cash and the assumption of up to approximately $2,000 million in debt. The purchase price includes $100 million contingent on the satisfaction of certain financial and operational targets prior to close; based on projected performance against such targets through an expected mid-year 2025 close, UScellular does not expect to receive most of this contingent consideration. The purchase price also includes $400 million allocated to certain wireless spectrum licenses held by entities in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entities that UScellular does not currently own. The Securities Purchase Agreement also contemplates, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that will become effective at the closing date, which provide T-Mobile with an exclusive license to use certain UScellular spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. UScellular expects to present the wireless operations and select spectrum assets sold to T-Mobile as discontinued operations if and when the accounting criteria is met. The sale of the wireless operations to T-Mobile is expected to close in mid-2025, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions.

On October 17, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of March 31, 2025, UScellular's book value of the wireless spectrum licenses to be sold was $586 million. The transaction is subject to regulatory approval and other customary closing conditions, and is contingent on the closing of the T-Mobile transaction and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.

On November 6, 2024, UScellular, and certain subsidiaries of UScellular, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of March 31, 2025, UScellular's book value of the wireless spectrum licenses to be sold was $859 million. The transaction is subject to regulatory approval and other customary closing conditions and substantially all of the licenses subject to the transaction are contingent on the closing of the T-Mobile transaction. The purchase price includes $232 million allocated to certain wireless spectrum licenses that are held by an entity in which UScellular is a non-controlling limited partner. The closing with respect to these wireless spectrum licenses is contingent upon UScellular's purchase, which is pending receipt of regulatory approval, of the remaining equity in the entity that UScellular does not currently own.
The strategic alternatives review process is ongoing as UScellular works toward closing the transactions signed during 2024, including the T-Mobile, Verizon and AT&T transactions and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement or the AT&T Purchase Agreement.

TDS incurred third-party expenses related to the announced transactions and strategic alternatives review of $16 million and $11 million for the three months ended March 31, 2025 and 2024, respectively, which are included in Selling, general and administrative expenses.
As part of the transaction, UScellular entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and UScellular has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106 million. The call option notice period started on May 24, 2024, and the put exercise period starts at the close of the broader transaction. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. UScellular accounts for this instrument as a net written call option and records such option at fair value each reporting period unless/until such option is exercised or terminated. UScellular estimated the fair value of the net written call option at $4 million as of March 31, 2025, which was recorded to Other current liabilities in the Consolidated Balance Sheet. The change in fair value is recorded to (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.
TDS Telecom
In February 2025, TDS Telecom entered into agreements with third-parties to sell certain incumbent markets in Colorado for a purchase price of $18 million. The assets and liabilities of the markets being sold have been classified as held for sale in the Consolidated Balance Sheet as of March 31, 2025. The transactions are expected to close in 2025, subject to customary closing conditions.
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

	March 31, 2025	December 31, 2024
(Dollars in millions)
Equity method investments	$498	$472
Measurement alternative method investments	21	19
Investments recorded using the net asset value practical expedient	8	9
Total investments in unconsolidated entities	$527	$500

The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended March 31,
	2025	2024
(Dollars in millions)
Revenues	$1,916	$1,849
Operating expenses	1,523	1,421
Operating income	393	428
Other income (expense), net	(12)	(9)
Net income	$381	$419
Note 8 Debt
Revolving Credit Agreements
TDS and UScellular have unsecured revolving credit agreements with maximum borrowing capacities of $400 million and $300 million, respectively. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity in July 2026. As of March 31, 2025, there were no outstanding borrowings under the agreements, and TDS' and UScellular's unused borrowing capacity was $399 million and $300 million, respectively.
In April 2025, TDS and UScellular amended the revolving credit agreements to extend the maturity dates to July 2027 and allow for permitted dispositions, as specified in the amendments. The amendments also include a provision that will be triggered upon the sale of the UScellular wireless operations to T-Mobile, which accelerates the maturity date to the earliest of (i) 270 days following the consummation of the sale of the UScellular wireless operations to T-Mobile, (ii) the date on which UScellular receives net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $1.1 billion, or (iii) July 20, 2027. Additionally, the amendment to the UScellular revolving credit agreement includes a provision that will be triggered upon UScellular receiving net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $500 million, which provision would automatically reduce the maximum borrowing capacity of the UScellular revolving credit agreement from $300 million to $150 million five business days after UScellular's receipt of such net proceeds.
Unsecured Term Loan Agreements
TDS has unsecured term loan agreements with maximum borrowing capacities of $875 million. The maturity dates for the agreements range from July 2028 to July 2031. As of March 31, 2025, the outstanding borrowings were $783 million and the unused borrowing capacity was $75 million.
UScellular has unsecured term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the agreements range from July 2026 to July 2031. As of March 31, 2025, UScellular has borrowed the full amount available under the agreements and the outstanding borrowings were $718 million.
In April 2025, UScellular amended its $300 million unsecured term loan agreement due July 2026 to extend the maturity date to July 2027 and allow for permitted dispositions, as specified in the amendment.
Secured Term Loan Agreement
TDS has a secured term loan agreement with maximum borrowing capacity of $300 million. In February 2025, TDS amended the agreement to extend the maturity date to the earlier of (i) September 2026 and (ii) the scheduled maturity date of TDS' existing revolving credit agreement (which had a then existing maturity date of July 2026, which has since been extended as described above). As of March 31, 2025, the outstanding borrowings under the agreement were $300 million, which is the full amount available under the agreement.
In April 2025, TDS amended the secured term loan agreement to extend the maturity date to the earliest of (i) 270 days following the consummation of the sale of the UScellular wireless operations to T-Mobile, (ii) the date on which UScellular receives net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $1.1 billion, or (iii) July 20, 2027, and to allow for permitted dispositions, as specified in the amendment.

Debt Covenants
The TDS and UScellular revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the UScellular receivables securitization agreement require TDS or UScellular, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and UScellular are required to maintain the Consolidated Leverage Ratio, based on gross debt, as of the end of any fiscal quarter at a level not to exceed the following: 4.00 to 1.00 from April 1, 2024 through and including March 31, 2025; 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and UScellular are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and UScellular believe they were in compliance as of March 31, 2025 with all such financial covenants.
The TDS $375 million term loan agreement with a maturity date of May 2029 requires TDS to comply with certain affirmative and negative covenants, which includes a financial covenant that may restrict the borrowing capacity available. TDS is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed the following: 4.50 to 1.00 from April 1, 2024 through and including March 31, 2025; 4.25 to 1.00 from April 1, 2025 and thereafter. TDS believes that it was in compliance as of March 31, 2025 with such financial covenant.
In April 2025, the TDS and UScellular revolving credit agreements, UScellular $300 million unsecured term loan agreement and TDS $300 million secured term loan agreement were amended to require, upon the consummation of the sale of the UScellular wireless operations to T-Mobile, TDS and UScellular to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
Note 9 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. TDS reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and TDS’ Form 10-K for the year ended December 31, 2024.
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

The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	March 31, 2025	December 31, 2024
(Dollars in millions)
Assets
Cash and cash equivalents	$37	$51
Accounts receivable	614	639
Inventory, net	4	5
Other current assets	19	16
Licenses	639	639
Property, plant and equipment, net	108	113
Operating lease right-of-use assets	46	46
Other assets and deferred charges	417	446
Total assets	$1,884	$1,955

Liabilities
Current liabilities	$33	$34
Long-term operating lease liabilities	39	39
Other deferred liabilities and credits	26	27
Total liabilities[1]	$98	$100
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement.
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the TDS financial statements under the variable interest model.
TDS’ total investment in these unconsolidated entities was $5 million at both March 31, 2025 and December 31, 2024, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $36 million and $207 million during the three months ended March 31, 2025 and 2024, respectively, of which $31 million in 2025 and $187 million in 2024, are related to USCC EIP LLC as discussed above. TDS may agree to make additional capital contributions and/or advances to these or other VIEs and/or to their general partners to provide additional funding for their operations or the development of wireless spectrum licenses granted in various auctions. TDS may finance such amounts with a combination of cash on hand, borrowings under its revolving credit or receivables securitization agreements and/or other long-term debt. There is no assurance that TDS will be able to obtain additional financing on commercially reasonable terms or at all to provide such financial support.
Note 10 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in UScellular on TDS’ equity:

Three Months Ended March 31,	2025	2024
(Dollars in millions)
Net income attributable to TDS shareholders	$7	$29
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from UScellular's issuance of UScellular shares	(16)	(1)
Change in TDS' Capital in excess of par value from UScellular's repurchases of UScellular shares	(3)	—
Net transfers (to) from noncontrolling interests	(19)	(1)
Net income (loss) attributable to TDS shareholders after transfers (to) from noncontrolling interests	$(12)	$28

Note 11 Business Segment Information
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
The reportable segments are billed for services they receive from TDS, consisting primarily of information processing, accounting, finance, and general management services. Such billings are based on expenses specifically identified to the reportable segments and on allocations of common expenses. Management believes the method used to allocate common expenses is reasonable and that all expenses and costs applicable to the reportable segments are reflected in the accompanying business segment information.
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

Financial data for TDS’ reportable segments for the three months ended March 31, 2025 and 2024, is as follows.

Three Months Ended March 31, 2025	UScellular Wireless	UScellular Towers	TDS Telecom	Total
(Dollars in millions)
Revenues from external customers	$864	$27	$256	$1,147
Intersegment revenues	—	34	1	35
	864	61	257	1,182
Reconciliation of revenue:
All Other revenues[1]				7
Elimination of intersegment revenues				(35)
Total operating revenues				$1,154

Less[2]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	191	19	101
Cost of equipment and products	178	—	—
Selling, general and administrative	322	10	83
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(9)	(1)	—
Other segment items	—	—	(3)
Segment Adjusted EBITDA (Non-GAAP)	$182	$33	$76	$291

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]				(25)
Depreciation, amortization and accretion				(234)
Expenses related to strategic alternatives review (included in Selling, general and administrative)				(10)
Loss on asset disposals, net				(4)
Gain on license sales and exchanges, net				1
Equity earnings of unconsolidated entities				36
Interest and dividend income				3
Interest expense				(38)
Income before income taxes				$20

Other segment disclosures
Three Months Ended or as of March 31, 2025	UScellular Wireless	UScellular Towers	TDS Telecom	Segment Total	UScellular	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(152)	$(11)	$(71)	$(234)		$—	$(234)
Loss on asset disposals, net	(2)	—	(2)	(4)		—	(4)
Gain on sale of business and other exit costs, net	—	—	—	—		1	1
Gain on license sales and exchanges, net	1	—	—	1		—	1

Investments in unconsolidated entities[3]			4	4	479	44	527
Total assets[4]			2,906	2,906	10,365	265	13,536
Capital expenditures	$51	$2	$59	$112		$—	$112

Three Months Ended March 31, 2024	UScellular Wireless	UScellular Towers	TDS Telecom	Total
(Dollars in millions)
Revenues from external customers	$925	$25	$265	$1,215
Intersegment revenues	—	33	1	34
	925	58	266	1,249
Reconciliation of revenue:
All Other revenues[1]				47
Elimination of intersegment revenues				(34)
Total operating revenues				$1,262

Less[2]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	197	18	98
Cost of equipment and products	216	—	—
Selling, general and administrative	324	7	75
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(7)	—	—
Other segment items	—	—	(2)
Segment Adjusted EBITDA (Non-GAAP)	$195	$33	$95	$323

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]				(25)
Depreciation, amortization and accretion				(230)
Expenses related to strategic alternatives review (included in Selling, general and administrative)				(7)
Loss on asset disposals, net				(8)
Gain on license sales and exchanges, net				1
Equity earnings of unconsolidated entities				42
Interest and dividend income				2
Interest expense				(41)
Income before income taxes				$58

Other segment disclosures
Three Months Ended or as of March 31, 2024	UScellular Wireless	UScellular Towers	TDS Telecom	Segment Total	UScellular	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(154)	$(11)	$(65)	$(230)		$(4)	$(234)
Gain (loss) on asset disposals, net	(6)	—	(2)	(8)		1	(7)
Gain on license sales and exchanges, net	1	—	—	1		—	1

Investments in unconsolidated entities[3]			4	4	482	40	526
Total assets[4]			2,892	2,892	10,704	270	13,866
Capital expenditures	$127	$4	$87	$218		$1	$219
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
3This item is not included in the evaluation of operating performance of the Wireless and Towers segments, and therefore is reported for "UScellular".
4Assets are not provided at the individual segment level for Wireless and Towers, and therefore are reported for "UScellular". The UScellular segments operate under a common capital structure, and management has historically considered its assets collectively as part of a combined wireless network.

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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified TDS that it was conducting inquiries of UScellular and TDS under the federal False Claims Act relating to UScellular’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. UScellular is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from two civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed TDS and UScellular that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. In March 2023, the District Court for the District of Columbia granted UScellular’s motions to dismiss both actions. The private party plaintiffs appealed the district court’s orders granting the motions to dismiss. On February 11, 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the dismissal of one matter. In that matter, the private party plaintiffs petitioned the D.C. Circuit to rehear the appeal, but on April 8, 2025, the appellate court denied the petitions. The second matter remains pending before the appellate court. TDS and UScellular believe that UScellular’s arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, TDS cannot predict the outcome of the matter remaining before the appellate court.
On May 2, 2023, a putative stockholder class action was filed against TDS and UScellular and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed on September 1, 2023, which names TDS, UScellular, and certain current UScellular officers and directors as defendants, and alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the potential class period) regarding, among other things, UScellular’s business strategies to address subscriber demand, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified money damages. On November 1, 2024, the court issued a Memorandum Opinion and Order granting in part and denying in part the defendants' motion to dismiss the lawsuit. On February 28, 2025, the parties reached a settlement in principle, which they are in the process of finalizing.
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
On January 31, 2025, a second stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and UScellular directors and officers, and nominal defendant TDS. The derivative lawsuit makes similar claims as in the derivative lawsuit filed in 2024, and seeks similar relief. On April 1, 2025, the parties in both Cook County derivative suits jointly filed a motion seeking to consolidate the two lawsuits. The motion remains pending before the court.
On March 4, 2025, a third stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois against certain TDS and UScellular directors and officers, and nominal defendant TDS. The derivative lawsuit makes similar claims as those in the Cook County derivative lawsuits, and in addition alleges claims against the director and officer defendants for violations of Section 10(b) of the Securities Exchange Act of 1934, and seeks similar relief to the Cook County derivative lawsuits.
TDS is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. TDS intends to contest plaintiffs’ claims vigorously on the merits.

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the first quarter of 2025.
The maximum dollar value of shares that may yet be purchased under this program was $132 million as of March 31, 2025. There were no purchases made by or on behalf of TDS, or any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of TDS’ directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents

Exhibit 2.1*
Letter Agreement, dated March 25, 2025, related to the Securities Purchase Agreement, dated as of May 24, 2024, among Telephone and Data Systems, Inc., United States Cellular Corporation, USCC Wireless Holdings, LLC and T-Mobile US, Inc.

Exhibit 3.1	TDS Amended and Restated Bylaws, as amended on March 13, 2025, are hereby incorporated by reference to Exhibit 3.1 to TDS' Current Report on Form 8-K dated March 14, 2025.

Exhibit 4.1	Second Amendment to Senior Secured Credit Agreement, among TDS, Wells Fargo Bank National Association, as administrative agent, and the other lenders thereto, dated as of April 17, 2025.

Exhibit 4.2	Third Amendment to First Amended and Restated Credit Agreement, among TDS, Wells Fargo Bank, National Association, as administrative agent, and the other lenders thereto, dated as of April 17, 2025.

Exhibit 4.3
Third Amendment to Senior Term Loan Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of April 17, 2025, is hereby incorporated by reference to Exhibit 4.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Exhibit 4.4
Fourth Amendment to First Amended and Restated Credit Agreement, among UScellular, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of April 17, 2025, is hereby incorporated by reference to Exhibit 4.2 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Exhibit 10.1
Form of UScellular 2022 Long-Term Incentive Plan 2025 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Exhibit 10.2
Form of UScellular 2022 Long-Term Incentive Plan 2025 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to UScellular's Quarterly Report on Form 10-Q for the period ended March 31, 2025.

Exhibit 10.3	TDS 2025 Executive Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated March 14, 2025.

Exhibit 10.4	Amendment Number Four to the Telephone and Data Systems, Inc. Supplemental Executive Retirement Plan.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.
*Pursuant to Item 601(b)(2) of Regulation S-K, certain portions of this letter have been omitted and will be provided to the Securities and Exchange Commission upon request.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	35	-	39
		Notes to Consolidated Financial Statements	41	-	51

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	54

Part II.	Other Information

	Item 1.	Legal Proceedings	55

	Item1A.	Risk Factors	33

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

	Item 5.	Other Information	57

	Item 6.	Exhibits	58

Signatures			60

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	May 2, 2025	/s/ Walter C. D. Carlson
Walter C. D. Carlson President and Chief Executive Officer (principal executive officer)

Date:	May 2, 2025	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)