Form 10-Q
period 2025-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2025-08-11
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2025, is 108 million Common Shares, $.01 par value, and 7 million Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2025

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and six months ended June 30, 2025, to the three and six months ended June 30, 2024. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2024. Certain numbers included herein are rounded to millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
As of June 30, 2025, United States Cellular Corporation (UScellular) is a 82.5%-owned subsidiary of TDS. On August 1, 2025, UScellular changed its name to Array Digital Infrastructure, Inc. (Array). Array is used throughout this report even when referring to historical periods.
General
TDS is a diversified telecommunications company that provides high-quality communications services. Array leases and offers tower space to third-party tenants on owned towers, holds noncontrolling interests in wireless operating companies and holds certain wireless spectrum licenses not included in the sale of its wireless operations, which was divested on August 1, 2025. TDS also provides broadband, video, voice and wireless services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS operates entirely in the United States. See Note 11 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.

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
TDS plans to build shareholder value by continuing to execute on its strategies to build strong, competitive businesses providing high-quality, data-focused services and products. Strategic efforts include:
▪Array seeks to grow revenue in its Towers operations primarily through increasing third-party colocations on existing towers through providing unique tower locations, attractive terms and streamlined implementation to third-party wireless operators.
▪Array also holds noncontrolling interests in wireless operating companies that generate material amounts of income and cash distributions. Further, Array holds wireless spectrum that is subject to sale agreements described below, and additional wireless spectrum not subject to pending sale agreements that Array seeks to opportunistically monetize.
▪Through July 31, 2025, Array provided wireless communication services; these operations were disposed of on August 1, 2025, as discussed further below.
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
Following the conclusion of the strategic alternatives review process for Array, TDS expects to focus its strategic efforts on its remaining businesses. TDS also expects to have additional opportunities to invest further in its remaining businesses, improve its liquidity and return value to its shareholders.
Announced Transactions and Strategic Alternatives Review
On August 4, 2023, TDS and Array announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for Array. On May 28, 2024, Array announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, Array, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, Array agreed to sell its wireless operations and select spectrum assets to T-Mobile. The Securities Purchase Agreement also contemplated, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that would become effective at the closing date, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The sale of the wireless operations to T-Mobile was subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. As of June 30, 2025, the transaction did not meet the accounting criteria to be presented as discontinued operations. Regulatory approval was received in July 2025 and the closing occurred on August 1, 2025, as discussed further below.
On October 17, 2024, Array, and certain subsidiaries of Array, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of June 30, 2025, Array's book value of the wireless spectrum licenses to be sold was $586 million. The transaction is expected to close in the third quarter of 2026, subject to regulatory approval and other customary closing conditions, and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.
On November 6, 2024, Array, and certain subsidiaries of Array, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of June 30, 2025, Array's book value of the wireless spectrum licenses to be sold was $860 million. The transaction is expected to close in 2025, subject to regulatory approval and other customary closing conditions.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon and AT&T spectrum transactions signed during 2024, and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.
TDS incurred third-party expenses related to the announced transactions and strategic alternatives review of $16 million and $32 million for the three and six months ended June 30, 2025, respectively and $21 million and $33 million for the three and six months ended June 30, 2024, respectively.

Subsequent Events
The following events occurred subsequent to June 30, 2025 and are not reflected in the financial results, statements, or footnotes (unless otherwise explicitly stated) for the three and six months ended June 30, 2025.
•On July 14, 2025, Array completed the acquisition of King Street Wireless, Inc. and Sunshine Spectrum, Inc. for a total purchase price of $17 million, of which $10 million was paid in prior periods and $7 million was paid at time of closing. Following the acquisitions, King Street Wireless, King Street Wireless, Inc., Advantage Spectrum and Sunshine Spectrum, Inc., are no longer classified as variable interest entities (VIEs). The acquisitions result in the expected realization of certain deferred tax assets, and therefore TDS expects to record a reduction to valuation allowance on deferred tax assets and associated discrete income tax benefit of approximately $50 million during the three months ending September 30, 2025.
•On July 31, 2025, Array terminated the receivables securitization agreement. In addition, the USCC Master Note Trust, a special purpose entity used to facilitate securitized borrowings using equipment installment plan receivables, was dissolved and, therefore, the entity will no longer be classified as a VIE.
•On August 1, 2025, the sale of the wireless operations to T-Mobile closed and Array received cash proceeds of $2,629 million. TDS expects a cash income tax liability on the T-Mobile transaction of between $125 million and $175 million. The transaction included a debt exchange offer whereby debt issued by Array could be exchanged for debt issued by T-Mobile, which reduced the cash portion of the purchase price. The cash portion of the purchase price was also reduced by unearned contingent consideration of $89 million as well as other purchase price adjustments outlined in the Securities Purchase Agreement. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. Array expects to record exit and disposal costs and recognize a loss on the transaction that will be based on the carrying value of net assets sold as of the close date. As of June 30, 2025, the carrying value of the net assets sold to T-Mobile was approximately $2,400 million.
•The debt exchange offering period concluded on August 1, 2025 and resulted in the exchange of $1,680 million of long-term debt comprised of the following Array notes: $489 million of 6.7% Senior Notes, $394 million of 6.25% Senior Notes, $402 million of 5.5% March 2070 Senior Notes and $395 million of 5.5% June 2070 Senior Notes. As a result, on August 1, 2025, after the debt exchange, Array retained $364 million of senior notes, consisting of $55 million 6.7% Senior Notes, $106 million 6.25% Senior Notes, $98 million 5.5% March 2070 Senior Notes, and $105 million 5.5% June 2070 Senior Notes. The unamortized discount and debt issuance costs related to the exchanged debt was $48 million and will be recorded as interest expense during the three months ending September 30, 2025.
•On August 1, 2025, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array, for a minimum of 15 years, space on a minimum of 2,015 existing or to-be-constructed towers owned by Array. The MLA also provided that T-Mobile extend the license term for approximately 600 towers owned by Array for a new 15-year term commencing on August 1, 2025. In addition, the MLA provides terms and conditions for T-Mobile, at its option, to revert certain equipment back to Array and would make Array responsible for any decommissioning, remediation, restoration, or disposal costs of such assets.
•The closing of the T-Mobile transaction triggered the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs, restructuring expenses and other wind down costs. In future periods, Array also may incur significant decommissioning costs for certain towers and equipment, and such decommissioning costs may also include remaining obligations under related ground leases. These costs may have a significant impact on Array's financial statements in future periods.
•On August 1, 2025, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which will be payable on August 19, 2025. TDS, which owns 82.5% of the equity of Array as of June 30, 2025, will receive its pro-rata share of the special dividend.
•On August 1, 2025, certain wireless service companies in Iowa that are not consolidated into the Array financial statements but are accounted for as equity method investments sold specific wireless assets and wireless customers to T-Mobile under separate asset purchase agreements. Array expects to receive a distribution from these transactions in August 2025.
•On August 4, 2025, Array repaid the entire outstanding borrowings under all of its term loan agreements and export credit financing agreement of $863 million. Array expects to draw $325 million from its term loan agreement in August 2025.
Other
TDS continues to monitor developments related to proposed increases in tariffs on imported goods and the impacts they may have on TDS operations and financial results. An increase in future tariffs may impact the price of procured goods and services, such as devices and network equipment. TDS is working closely with its suppliers to determine the impacts of any potential tariffs, and assess potential modifications or exemptions. The outcome of the potential tariff increases could negatively impact TDS operations and financial results in future periods.

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
▪Connected Devices – non-handset devices that connect directly to the Array network. Connected devices include products such as tablets, wearables, modems, fixed wireless, and hotspots.
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
▪Retail Connections – individual lines of service associated with each device activated by a postpaid or prepaid customer. Connections are associated with all types of devices that connect directly to the Array network.
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

Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the three and six months ended June 30, 2025, to the three and six months ended June 30, 2024. The financial results include the wireless operations that were sold to T-Mobile on August 1, 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in millions)
Operating revenues
Array	$916	$927	(1)%	$1,807	$1,877	(4)%
TDS Telecom	265	267	(1)%	522	534	(2)%
All other[1]	5	44	(88)%	12	89	(88)%
Total operating revenues	1,186	1,238	(4)%	2,341	2,500	(6)%
Operating expenses
Array	881	891	(1)%	1,731	1,789	(3)%
TDS Telecom	251	248	1%	508	488	4%
All other[1]	14	60	(77)%	28	117	(77)%
Total operating expenses	1,146	1,199	(4)%	2,267	2,394	(5)%
Operating income (loss)
Array	35	36	(4)%	76	88	(13)%
TDS Telecom	14	19	(27)%	14	46	(70)%
All other[1]	(9)	(16)	45%	(16)	(28)	42%
Total operating income	40	39	2%	74	106	(30)%
Other income (expense)
Equity in earnings of unconsolidated entities	43	39	9%	79	82	(3)%
Interest and dividend income	6	7	(18)%	13	12	1%
Interest expense	(70)	(73)	5%	(129)	(131)	2%
Other, net	2	1	N/M	5	2	N/M
Total other expense	(19)	(26)	28%	(32)	(35)	8%

Income before income taxes	21	13	61%	42	71	(41)%
Income tax expense	3	6	(46)%	12	26	(54)%

Net income	18	7	N/M	30	45	(34)%
Less: Net income attributable to noncontrolling interests, net of tax	6	4	61%	11	13	(16)%
Net income attributable to TDS shareholders	12	3	N/M	19	32	(41)%
TDS Preferred Share dividends	17	17	—	35	35	—
Net income (loss) attributable to TDS common shareholders	$(5)	$(14)	60%	$(16)	$(3)	N/M

Adjusted OIBDA (Non-GAAP)[2]	$289	$310	(7)%	$576	$629	(8)%
Adjusted EBITDA (Non-GAAP)[2]	$340	$357	(5)%	$673	$725	(7)%
Capital expenditures[3]	$170	$244	(30)%	$282	$464	(39)%
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

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS’ share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. TDS’ investment in the Los Angeles SMSA Limited Partnership (LA Partnership) contributed pre-tax income of $20 million and $17 million for the three months ended June 30, 2025 and 2024, respectively and $35 million and $33 million for the six months ended June 30, 2025 and 2024, respectively. See Note 7 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense decreased for the three and six months ended June 30, 2025 due primarily to a decrease in the average principal balance outstanding on the Array term loan and receivables securitization agreements and the TDS revolving credit agreement, partially offset by an increase in borrowings under the TDS term loan agreements and lower capitalized interest. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense
Income tax expense decreased for the three and six months ended June 30, 2025, due primarily to excess stock compensation deductions for awards vesting in the current period.
TDS calculated income taxes for the three and six months ended June 30, 2025, based on an estimated year-to-date tax rate. The effective tax rates are expected to vary in subsequent interim periods in 2025 due to fluctuations in Income (loss) before income taxes.
On July 4, 2025, H.R.1 – the One big beautiful bill Act (OBBBA) was enacted into law. The OBBBA makes several impactful changes, including 100% bonus depreciation for qualifying assets, domestic research cost expensing, and increasing the business interest expense limitation threshold. TDS expects these changes to result in favorable deferral of cash taxes in future periods.
Net income attributable to noncontrolling interests, net of tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in millions)
Array noncontrolling public shareholders’	$5	$3	$9	$6
Noncontrolling shareholders’ or partners’	1	1	2	7
Net income attributable to noncontrolling interests, net of tax	$6	$4	$11	$13
Net income attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of Array’s net income, the noncontrolling shareholders’ or partners’ share of certain Array subsidiaries’ net income and other TDS noncontrolling interests.

Earnings
(Dollars in millions)

$800
$700
$600
$500
$400
$300
$200
$100
$0
$7
$357
$18
$340
$45
$725
$30
$673
Q2 2024
Q2 2025
YTD 2024
YTD 2025
Net income
Adjusted EBITDA*

Three Months Ended
Net income increased due primarily to lower operating and tax expenses and higher equity in earnings of unconsolidated entities, partially offset by lower operating revenues.
Adjusted EBITDA decreased due primarily to lower operating revenues, partially offset by lower operating expenses and higher equity in earnings of unconsolidated entities
Six Months Ended
Net income decreased due primarily to lower operating revenues, partially offset by lower operating and tax expenses.
Adjusted EBITDA decreased due primarily to lower operating revenues, partially offset by lower operating expenses.
*Represents a non-GAAP financial measure. Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.

Array OPERATIONS
Business Overview
Array leases and offers tower space to third-party tenants on 4,418 Array-owned towers, holds noncontrolling interests in wireless operating companies and holds certain wireless spectrum licenses not included in the sale of its wireless operations, which was divested on August 1, 2025. As of June 30, 2025, Array is an 82.5%-owned subsidiary of TDS.
Financial Overview — Array
The following discussion and analysis compares financial results for the three and six months ended June 30, 2025, to the three and six months ended June 30, 2024. The financial results include the wireless operations that were sold to T-Mobile on August 1, 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in millions)
Operating Revenues
Wireless	$888	$902	(1)%	$1,751	$1,826	(4)%
Towers	62	58	7%	123	116	6%
Intra-company eliminations	(34)	(33)	(3)%	(67)	(65)	(3)%
Total operating revenues	916	927	(1)%	1,807	1,877	(4)%

Operating expenses
Wireless	874	885	(1)%	1,717	1,779	(3)%
Towers	41	39	5%	81	75	8%
Intra-company eliminations	(34)	(33)	(3)%	(67)	(65)	(3)%
Total operating expenses	881	891	(1)%	1,731	1,789	(3)%

Operating income	$35	$36	(4)%	$76	$88	(13)%

Net income	$32	$18	77%	$52	$42	24%
Adjusted OIBDA (Non-GAAP)[1]	$208	$227	(9)%	$422	$456	(7)%
Adjusted EBITDA (Non-GAAP)[1]	$254	$268	(6)%	$506	$542	(7)%
Capital expenditures[2]	$80	$165	(52)%	$132	$295	(55)%
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Wireless Operations

As of June 30,	2025	2024
Retail Connections – End of Period
Postpaid	3,904,000	4,027,000
Prepaid	429,000	439,000
Total	4,333,000	4,466,000

	Q2 2025	Q2 2024	Q2 2025 vs. Q2 2024	YTD 2025	YTD 2024	YTD 2025 vs. YTD 2024
Postpaid Activity and Churn
Gross Additions
Handsets	70,000	73,000	(4)%	138,000	136,000	1%
Connected Devices	39,000	44,000	(11)%	76,000	87,000	(13)%
Total Gross Additions	109,000	117,000	(7)%	214,000	223,000	(4)%
Net Additions (Losses)
Handsets	(44,000)	(29,000)	(52)%	(82,000)	(76,000)	(8)%
Connected Devices	2,000	5,000	(60)%	1,000	9,000	(89)%
Total Net Additions (Losses)	(42,000)	(24,000)	(75)%	(81,000)	(67,000)	(21)%
Churn
Handsets	1.12%	0.97%		1.08%	1.00%
Connected Devices	2.36%	2.47%		2.38%	2.50%
Total Churn	1.29%	1.16%		1.25%	1.19%
N/M - Percentage change not meaningful
Total postpaid handset net losses increased for the three and six months ended June 30, 2025, when compared to the same period last year due to higher defections as a result of elevated churn and aggressive industry-wide competition.
Total postpaid connected device net additions decreased for the three and six months ended June 30, 2025 when compared to the same period last year due to lower gross additions for home internet and connected watches, partially offset by higher gross additions for tablets and a decrease in mobile hotspot defections.
Postpaid Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Average Revenue Per User (ARPU)	$51.91	$51.45	1%	$51.98	$51.69	1%
Average Revenue Per Account (ARPA)	$131.89	$130.41	1%	$132.07	$131.18	1%

Financial Overview — Wireless
The following discussion and analysis compares financial results for the three and six months ended June 30, 2025, to the three and six months ended June 30, 2024. The financial results include the wireless operations that were sold to T-Mobile on August 1, 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in millions)
Retail service	$652	$666	(2)%	$1,312	$1,344	(2)%
Other	56	52	7%	109	102	7%
Service revenues	708	718	(1)%	1,421	1,446	(2)%
Equipment sales	180	184	(2)%	330	380	(13)%
Total operating revenues	888	902	(1)%	1,751	1,826	(4)%

System operations (excluding Depreciation, amortization and accretion reported below)	197	194	1%	387	390	(1)%
Cost of equipment sold	209	211	(1)%	387	427	(9)%
Selling, general and administrative	319	313	2%	643	637	1%
Depreciation, amortization and accretion	151	154	(2)%	302	308	(2)%
(Gain) loss on asset disposals, net	2	5	(59)%	3	10	(66)%
(Gain) loss on license sales and exchanges, net	(4)	8	N/M	(5)	7	N/M
Total operating expenses	874	885	(1)%	1,717	1,779	(3)%

Operating income	$14	$17	(21)%	$34	$47	(27)%

Adjusted OIBDA (Non-GAAP)[1]	$174	$196	(11)%	$355	$392	(9)%
Adjusted EBITDA (Non-GAAP)[1]	$174	$196	(11)%	$355	$392	(9)%
Capital expenditures[2]	$77	$160	(52)%	$127	$286	(55)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2025 and 2024
(Dollars in millions)
Operating Revenues
Six Months Ended June 30, 2025 and 2024
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
▪Sales of wireless devices and related accessories to new and existing customers, agents, and third-party distributors

Key components of changes in the statement of operations line items were as follows:
Total operating revenues
Retail service revenues decreased for the three and six months ended June 30, 2025, primarily as a result of a decrease in average postpaid and prepaid connections, partially offset by an increase in Postpaid ARPU.
Equipment sales revenues decreased for the six months ended June 30, 2025, primarily driven by a lower volume of upgrades.
Wireless service providers have been aggressive promotionally and on price to attract and retain customers. This includes both traditional carriers and cable wireless companies. Additionally, other wireless service providers have more developed networks and coverage as well as lower costs per subscriber than Array, which has negatively affected Array's ability to compete over time. Operating revenues and Operating income have been negatively impacted by these factors in current and prior periods.
System operations expenses
System operations expenses increased for the three months ended June 30, 2025, due primarily to an increase in maintenance, utilities, and cell site expenses, partially offset by decreases in customer usage and roaming expenses.
System operations expenses decreased for the six months ended June 30, 2025, due primarily to a decrease in expenses driven by the shutdown of the 3G Code Division Multiple Access (CDMA) network in the first quarter of 2024 partially offset by an increase in maintenance, utilities, and cell site expenses.

Cost of equipment sold
Cost of equipment sold decreased for the six months ended June 30, 2025, due primarily to a decline in smartphone devices sold partially offset by a higher average cost per unit sold.
(Gain) loss on license sales and exchanges, net
(Gain) loss on license sales and exchanges increased for the three and six months ended June 30, 2025, due to the write-off of the liability associated with the Put/Call Agreement with T-Mobile in 2025.

Towers Operations

As of June 30,	2025	2024	2025 vs. 2024
Owned towers	4,418	4,388	1%
Number of colocations	2,527	2,392	6%
Tower tenancy rate	1.57	1.55	2%
Financial Overview — Towers
The following discussion and analysis compares financial results for the three and six months ended June 30, 2025, to the three and six months ended June 30, 2024.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in millions)
Third-party revenues	$28	$25	12%	$56	$51	9%
Intra-company revenues	34	33	3%	67	65	3%
Total tower revenues	62	58	7%	123	116	6%

System operations (excluding Depreciation, amortization and accretion reported below)	20	19	6%	39	37	5%
Selling, general and administrative	9	9	(1)%	18	16	14%
Depreciation, amortization and accretion	12	11	7%	23	21	6%
(Gain) loss on asset disposals, net	—	—	14%	1	1	60%
Total operating expenses	41	39	5%	81	75	8%

Operating income	$21	$19	11%	$42	$41	2%

Adjusted OIBDA (Non-GAAP)[1]	$34	$31	9%	$67	$64	4%
Adjusted EBITDA (Non-GAAP)[1]	$34	$31	9%	$67	$64	4%
Capital expenditures	$3	$5	(51)%	$5	$9	(47)%
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
Key components of changes in the statement of operations line items were as follows:
Total tower revenues
Third-party revenues increased for the three and six months ended June 30, 2025, primarily as a result of new colocations, escalators on renewed leases and inbound colocation application revenues.
Intra-company revenues increased for the three and six months ended June 30, 2025, primarily as a result of rent escalations and an increase in the number of owned towers.
As of the August 1, 2025 closing of the transaction to dispose of the wireless operations and select spectrum assets to T-Mobile, Array expects an increase in Third-party revenues that will be recognized under the MLA that has been executed in connection with the Securities Purchase Agreement. However, as of August 1, 2025, Intra-company revenues have ceased, which will significantly lower tower rental revenues in future periods.
Total operating expenses
Total operating expenses increased for the three and six months ended June 30, 2025 due primarily to increases in System operations expense as a result of increases in cell site rent and maintenance expenses. Selling, general and administrative expenses increased for the six months ended June 30, 2025 due primarily to increases in bad debts expense due to payments received on aged receivables in the first quarter of 2024.

Upon and following closing of the transaction to dispose of the wireless operations and select spectrum assets to T-Mobile on August 1, 2025, Array expects costs may be incurred in the remainder of 2025 and the next several years related to the separation including costs to decommission certain towers and record remaining ground lease obligations on such decommissioned towers. Further, Array expects to incur expenses related to the wind-down of Array's wireless operations after the sale of such operations to T-Mobile, and continuing expenses to execute strategic alternatives, including closing of the pending spectrum sales to Verizon and AT&T, and initiatives to opportunistically monetize Array's remaining wireless spectrum. These factors and other uncertainties may significantly impact operating expenses and cash flows recorded in periods following the close.

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

Operational Overview — TDS Telecom
Total Service Address Mix
As of June 30,

TDS Telecom increased its service addresses 5% from a year ago to 1.8 million as of June 30, 2025 through footprint expansion. TDS Telecom serves 45% of incumbent service addresses with fiber.
TDS Telecom offers 1Gig+ service to 75% of its total footprint as of June 30, 2025, compared to 73% a year ago.

As of June 30,	2025	2024	2025 vs. 2024
Residential connections
Broadband
Incumbent Fiber	121,200	113,100	7%
Incumbent Copper	106,500	130,600	(18)%
Expansion Fiber	141,800	107,800	32%
Cable	188,200	198,500	(5)%
Total Broadband	557,700	550,000	1%
Video	116,500	124,800	(7)%
Voice	248,700	275,600	(10)%
Wireless	1,600	—	N/M
Total Residential Connections	924,500	950,400	(3)%
Commercial connections	184,300	201,500	(9)%
Total connections	1,108,800	1,152,000	(4)%

Total residential fiber net adds	10,300	10,700
Total residential broadband net adds	3,900	2,100

Residential fiber churn	1.1%	1.2%
Total residential broadband churn	1.5%	1.7%
N/M - Percentage change not meaningful
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connections declines, partially offset by broadband connection growth.
Q2 2024 total connections include 23,700 connections that were part of subsequent divestitures.

Residential Broadband Connections by Speed
As of June 30,
Residential broadband customers continue to take higher speeds with 83% on 100 Mbps or higher products and 26% on 1Gig+ products.

Residential Revenue per Connection

Total residential revenue per connection increased 1% for the three and six months ended June 30, 2025, due primarily to price increases.

Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the three and six months ended June 30, 2025, to the three and six months ended June 30, 2024.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in millions)
Residential
Incumbent	$85	$90	(6)%	$170	$180	(5)%
Expansion	37	28	31%	71	54	32%
Cable	62	69	(10)%	126	138	(9)%
Total residential	183	186	(2)%	367	372	(1)%
Commercial	35	37	(6)%	69	74	(6)%
Wholesale	47	44	7%	85	88	(3)%
Total service revenues	265	267	(1)%	522	534	(2)%
Equipment revenues	—	—	(14)%	—	—	2%
Total operating revenues	265	267	(1)%	522	534	(2)%

Cost of services (excluding Depreciation, amortization and accretion reported below)	97	98	(1)%	198	196	1%
Cost of equipment and products	—	—	(6)%	—	—	25%
Selling, general and administrative	83	80	3%	166	155	7%
Depreciation, amortization and accretion	73	67	10%	145	131	10%
(Gain) loss on asset disposals, net	6	4	61%	8	6	39%
(Gain) loss on sale of business and other exit costs, net	(8)	—	N/M	(8)	—	N/M
Total operating expenses	251	248	1%	508	488	4%

Operating income	$14	$19	(27)%	$14	$46	(70)%

Net income	$16	$18	(10)%	$20	$42	(53)%
Adjusted OIBDA (Non-GAAP)[1]	$85	$89	(5)%	$158	$183	(13)%
Adjusted EBITDA (Non-GAAP)[1]	$89	$91	(3)%	$165	$187	(12)%
Capital expenditures[2]	$90	$78	16%	$149	$164	(9)%
N/M - Percentage change not meaningful
Numbers may not foot due to rounding.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2025 and 2024
(Dollars in millions)

Operating Revenues
Six Months Ended June 30, 2025 and 2024
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues decreased for the three and six months ended June 30, 2025, due primarily to a decline in legacy markets and divestitures, partially offset by growth in expansion markets and price increases.
Commercial revenues decreased for the three and six months ended June 30, 2025, due primarily to declining connections in CLEC markets.
Wholesale revenues increased for the three months ended due primarily to discrete reserve adjustments, partially offset by continued decline of special access circuits and decreased for the six months ended June 30, 2025, due primarily to the continued decline of special access circuits, partially offset by discrete reserve adjustments.
The 2024 and 2025 divestitures contributed a decrease of $4 million in operating revenues from the comparable three months ended June 30, 2024 and a decrease of $8 million in operating revenues from the comparable six months ended June 30, 2024.

Cost of services
Cost of services remained consistent for the three months ended June 30, 2025, and increased for the six months ended June 30, 2025 due primarily to an increase in employee-related expenses, partially offset by lower video programming and maintenance costs.
Selling, general and administrative
Selling, general and administrative expenses increased for the three and six months ended June 30, 2025, due primarily to an increase in employee-related expenses and advertising costs.
Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three and six months ended June 30, 2025, due primarily to capital expenditures on fiber assets.

Liquidity and Capital Resources
Sources of Liquidity
TDS believes that existing cash and investment balances, distributions from unconsolidated entities, funds available under its financing agreements, its ability to obtain future external financing, expected and potential dispositions, dividends and expected cash flows from operating activities will provide sufficient liquidity for TDS to meet its day-to-day operating needs and debt service requirements. In addition, TDS retains the ability, as described below, to reduce its capital expenditures to lower its funding needs.
TDS may require substantial additional funding for, among other uses, capital expenditures, fiber deployments and E-ACAM builds, making additional investments including acquisition of land, land easements or additional towers, agreements to purchase goods or services, leases, repurchases of shares, or payment of dividends. It may be necessary from time to time to increase the size of its existing credit facilities, to amend existing or put in place new credit agreements, to obtain other forms of financing, issue equity securities, or to divest assets in order to fund potential expenditures. TDS' liquidity would be adversely affected if it is unable to obtain short or long-term financing with acceptable terms.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal. TDS does not have direct access to Array cash.

Cash and Cash Equivalents
(Dollars in millions)

The majority of TDS’ Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

In addition to Cash and cash equivalents, TDS and Array had available undrawn borrowing capacity from the following debt facilities at June 30, 2025.

	TDS	Array
(Dollars in millions)
Revolving Credit Agreement	$399	$300
Term Loan Agreements	75	800
Receivables Securitization Agreement	—	450
Total available undrawn borrowing capacity	$474	$1,550
Financing
Revolving Credit Agreements
TDS and Array have unsecured revolving credit agreements with maximum borrowing capacities of $400 million and $300 million, respectively. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity. In April 2025, TDS and Array amended the revolving credit agreements to extend the maturity dates to July 2027 and allow for permitted dispositions, as specified in the amendments. The amendments also include a provision that was triggered upon the sale of the Array wireless operations to T-Mobile, which occurred on August 1, 2025, which accelerated the maturity date to the earliest of (i) 270 days following the consummation of the sale of the Array wireless operations to T-Mobile, (ii) the date on which Array receives net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $1.1 billion, or (iii) July 20, 2027. Additionally, the amendment to the Array revolving credit agreement includes a provision that will be triggered upon Array receiving net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $500 million, which provision would automatically reduce the maximum borrowing capacity of the Array revolving credit agreement from $300 million to $150 million five business days after Array's receipt of such net proceeds. As of June 30, 2025, there were no outstanding borrowings under the agreements, and TDS' and Array's unused borrowing capacity was $399 million and $300 million, respectively.
Unsecured Term Loan Agreements
At June 30, 2025, TDS had unsecured term loan agreements with $781 million of principal outstanding and unused borrowing capacity of $75 million. On August 1, 2025, TDS terminated the commitment for the $75 million unused borrowing capacity. In August 2025, TDS expects to repay the entire outstanding borrowings under these term loans.
At June 30, 2025, Array had unsecured term loan agreements with $713 million of principal outstanding. On August 4, 2025, Array repaid the entire outstanding borrowings under these term loans.
In June 2025, Array entered into an amendment to its term loan agreement with CoBank, ACB for an additional $800 million of borrowing capacity. The term loan may be drawn prior to November 1, 2025; amounts not drawn by that time will cease to be available. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%. Array expects to draw $325 million under the amended agreement in August 2025.
Secured Term Loan Agreement
TDS has a secured term loan agreement with maximum borrowing capacity of $300 million. In February 2025, TDS amended the agreement to extend the maturity date to the earlier of (i) September 2026 and (ii) the scheduled maturity date of TDS' existing revolving credit agreement (which had a then existing maturity date of July 2026, which has since been extended as described above). In April 2025, TDS amended the secured term loan agreement to extend the maturity date to the earliest of (i) 270 days following the consummation of the sale of the Array wireless operations to T-Mobile, (ii) the date on which Array receives net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $1.1 billion, or (iii) July 20, 2027, and to allow for permitted dispositions, as specified in the amendment. As of June 30, 2025, the outstanding borrowings under the agreement were $300 million, which is the full amount available under the agreement. In August 2025, TDS expects to repay the entire outstanding borrowings under its secured term loan agreement.
Export Credit Financing Agreements
At June 30, 2025, TDS and Array each have a term loan credit facility with Export Development Canada with $150 million of principal outstanding. On August 4, 2025, Array repaid the entire outstanding borrowings under its agreement.

Receivables Securitization Agreement
Array, through its subsidiaries, had a receivables securitization agreement that permitted securitized borrowings using its equipment installment plan receivables. During the six months ended June 30, 2025, Array repaid $2 million under the agreement. As of June 30, 2025, there were no outstanding borrowings under the agreement, and the unused borrowing capacity was $450 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement. On July 31, 2025, Array terminated the receivables securitization agreement.
Debt Covenants
The TDS and Array revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the Array receivables securitization agreement require TDS or Array, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and Array are required to maintain the Consolidated Leverage Ratio, based on gross debt, as of the end of any fiscal quarter at a level not to exceed 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and Array are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and Array believe they were in compliance as of June 30, 2025 with all such financial covenants.

The TDS $375 million term loan agreement with a maturity date of May 2029 requires TDS to comply with certain affirmative and negative covenants, which includes a financial covenant that may restrict the borrowing capacity available. TDS is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed 4.25 to 1.00 from April 1, 2025 and thereafter. TDS believes that it was in compliance as of June 30, 2025 with such financial covenant.
In April 2025, the TDS and Array revolving credit agreements, Array $300 million unsecured term loan agreement and TDS $300 million secured term loan agreement were amended to require, upon the consummation of the sale of the Array wireless operations to T-Mobile, TDS and Array to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
In June 2025, the TDS export credit financing agreement was amended to require, upon the consummation of the sale of the Array wireless operations to T-Mobile, TDS to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
In June 2025, the Array term loan agreement with CoBank, ACB was amended to require, upon the consummation of the sale of the Array wireless operations to T-Mobile, Array to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
See Note 8 — Debt and Note 12 — Subsequent Events in the Notes to Consolidated Financial Statements for additional information related to financing activities.
Credit Ratings
On August 1, 2025, Standard & Poor’s updated the TDS and Array issuer credit ratings from BB to BBB- with a stable outlook. On August 8, 2025, Moody’s confirmed the TDS and Array Ba1 issuer credit ratings and changed the outlook to stable.

Capital Expenditures
Capital expenditures (i.e., additions to property, plant and equipment and system development expenditures; excludes wireless spectrum license additions), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2025 and 2024, were as follows:

Capital Expenditures
(Dollars in millions)

Array’s capital expenditures for the six months ended June 30, 2025 and 2024, were $132 million and $295 million, respectively.
In 2019-2023, Array focused capital expenditures on 5G coverage and predominantly used low-band spectrum to launch 5G services in portions of substantially all of its markets. During 2023 and 2024, Array focused on deploying 5G over its mid-band spectrum, largely overlapping areas already covered with low-band 5G service to enhance speed and capacity for Array’s mobility and fixed wireless services. Capital expenditures decreased by $163 million or 55% in line with the expectations that continued 5G deployment in 2025 focused on adding speed and capacity to existing areas.
Capital expenditures for the full year 2025 were used principally for the following purposes:
▪Continued deployment of 5G using mid-band spectrum to provide additional speed and capacity to accommodate increased data usage by wireless customers; and
▪Investment in information technology to support existing and new services and products.

TDS Telecom’s capital expenditures for the six months ended June 30, 2025 and 2024, were $149 million and $164 million, respectively.
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

TDS intends to finance its capital expenditures for 2025 using primarily Cash flows from operating activities, dividends and existing cash balances.
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
Other Obligations
TDS will require capital for future spending on existing contractual obligations, including long-term debt obligations; preferred stock dividend obligations; lease commitments; E-ACAM obligations; agreements for software licensing; long-term marketing programs; and other agreements to purchase products or services. TDS has taken steps to reduce and defer capital expenditures to lower its funding needs. Refer to Liquidity and Capital Resources within this MD&A for additional information.
Common Share Repurchase Program
During the six months ended June 30, 2025, Array repurchased 328,835 Common Shares for $21 million at an average cost per share of $63.49. As of June 30, 2025, the total cumulative amount of Array Common Shares authorized to be repurchased is 658,107.

Dividends
TDS paid quarterly dividends per outstanding share of $0.04 and $0.19 in the second quarter of 2025 and 2024, respectively. It is uncertain at this time how the outcome of the strategic review process for Array, TDS' available opportunities to reinvest in its businesses, or TDS' ongoing liquidity needs, may impact the decisions of the TDS Board of Directors regarding the declaration of future dividends.

TDS paid quarterly dividends per outstanding Series UU depositary share (each representing 1/1,000th of a Preferred Share) of $0.414 in the second quarter of 2025 and 2024.

TDS paid quarterly dividends per outstanding Series VV depositary share (each representing 1/1,000th of a Preferred Share) of $0.375 in the second quarter of 2025 and 2024.

Array has not paid any regular cash dividends in recent periods. In conjunction with the close of the transaction of the sale of Array's wireless operations to T-Mobile on August 1, 2025, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which will be payable on August 19, 2025. TDS, which owns 82.5% of the equity of Array as of June 30, 2025, will receive its pro-rata share of the special dividend. Array expects its pending sales of spectrum licenses to AT&T and Verizon, which are subject to regulatory approvals and customary closing conditions, to deliver substantial proceeds and expects its Board of Directors to declare special dividends upon closure of these transactions. The Array Board of Directors may declare regular cash dividends after the close of these transactions.

Consolidated Cash Flow Analysis
The following discussion summarizes Array's cash flow activities for the six months ended June 30, 2025 and 2024. Cash flows may fluctuate from quarter to quarter and year to year due to seasonality, timing and other factors. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.
2025 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $175 million. Net cash provided by operating activities was $607 million due to net income of $30 million adjusted for non-cash items of $488 million and distributions received from unconsolidated entities of $88 million, including $34 million in distributions from the LA Partnership. Distributions from certain equity method investments operated by Verizon included a special distribution of $25 million related to proceeds received by Verizon managed entities related to Verizon's tower transaction with Vertical Bridge that closed in December 2024. The changes in working capital items increased net cash by $1 million. The working capital changes were primarily driven by reduced inventory and receivable balances, partially offset by payment of associate bonuses.
Cash flows used for investing activities were $264 million, due primarily to payments for property, plant and equipment of $286 million, partially offset by cash received from divestitures of $24 million.
Cash flows used for financing activities were $168 million, due primarily to tax withholdings, net of cash receipts, for TDS and Array stock-based compensation awards of $61 million, the payment of $44 million in dividends, the repurchase of Array Common Shares of $21 million, cash paid for software license agreements of $20 million and repayments on long-term debt agreements of $17 million.
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
Cash flows provided by financing activities were $85 million, due primarily to $300 million borrowed under the TDS term loan agreements, $100 million borrowed under the TDS revolving credit agreement and a $40 million borrowing under the Array receivables securitization agreement. These were partially offset by $200 million in repayments on the TDS revolving credit agreement, $188 million in repayments on the Array receivables securitization agreement, the payment of $61 million in dividends and cash paid for software license agreements of $21 million.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2025 were as follows:
Inventory, net
Inventory, net decreased $53 million due primarily to the sell through of inventory on hand and relatively higher balances at December 31, 2024 due to seasonality.
Accrued compensation
Accrued compensation decreased $53 million due primarily to associate bonus payments in March 2025.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as they provide additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of Array, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income and/or Operating income. Income and expense items below Operating income are not provided at the individual segment level for Array Wireless and Array Towers; therefore, the reconciliations begin with EBITDA and the most directly comparable GAAP measure is Operating income rather than Net income at the segment level.

	Three Months Ended June 30,		Six Months Ended June 30,
TDS - CONSOLIDATED	2025	2024	2025	2024
(Dollars in millions)
Net income (GAAP)	$18	$7	$30	$45
Add back:
Income tax expense	3	6	12	26
Interest expense	70	73	129	131
Depreciation, amortization and accretion	236	233	472	467
EBITDA (Non-GAAP)	327	319	643	669
Add back or deduct:
Expenses related to strategic alternatives review	16	21	32	33
(Gain) loss on asset disposals, net	9	9	12	16
(Gain) loss on sale of business and other exit costs, net	(8)	—	(9)	—
(Gain) loss on license sales and exchanges, net	(4)	8	(5)	7
Adjusted EBITDA (Non-GAAP)	340	357	673	725
Deduct:
Equity in earnings of unconsolidated entities	43	39	79	82
Interest and dividend income	6	7	13	12
Other, net	2	1	5	2
Adjusted OIBDA (Non-GAAP)	289	310	576	629
Deduct:
Depreciation, amortization and accretion	236	233	472	467
Expenses related to strategic alternatives review	16	21	32	33
(Gain) loss on asset disposals, net	9	9	12	16
(Gain) loss on sale of business and other exit costs, net	(8)	—	(9)	—
(Gain) loss on license sales and exchanges, net	(4)	8	(5)	7
Operating income (GAAP)	$40	$39	$74	$106

	Three Months Ended June 30,		Six Months Ended June 30,
Array	2025	2024	2025	2024
(Dollars in millions)
Net income (GAAP)	$32	$18	$52	$42
Add back:
Income tax expense	4	14	24	41
Interest expense	45	45	84	91
Depreciation, amortization and accretion	163	165	325	329
EBITDA (Non-GAAP)	244	242	485	503
Add back or deduct:
Expenses related to strategic alternatives review	12	13	22	21
(Gain) loss on asset disposals, net	2	5	4	11
(Gain) loss on license sales and exchanges, net	(4)	8	(5)	7
Adjusted EBITDA (Non-GAAP)	254	268	506	542
Deduct:
Equity in earnings of unconsolidated entities	42	38	78	80
Interest and dividend income	4	3	6	6
Adjusted OIBDA (Non-GAAP)	208	227	422	456
Deduct:
Depreciation, amortization and accretion	163	165	325	329
Expenses related to strategic alternatives review	12	13	22	21
(Gain) loss on asset disposals, net	2	5	4	11
(Gain) loss on license sales and exchanges, net	(4)	8	(5)	7
Operating income (GAAP)	$35	$36	$76	$88

	Three Months Ended June 30,		Six Months Ended June 30,
Array Wireless	2025	2024	2025	2024
(Dollars in millions)
EBITDA (Non-GAAP)	$165	$171	$336	$355
Add back or deduct:
Expenses related to strategic alternatives review	11	12	21	20
(Gain) loss on asset disposals, net	2	5	3	10
(Gain) loss on license sales and exchanges, net	(4)	8	(5)	7
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	174	196	355	392
Deduct:
Depreciation, amortization and accretion	151	154	302	308
Expenses related to strategic alternatives review	11	12	21	20
(Gain) loss on asset disposals, net	2	5	3	10
(Gain) loss on license sales and exchanges, net	(4)	8	(5)	7
Operating income (GAAP)	$14	$17	$34	$47

	Three Months Ended June 30,		Six Months Ended June 30,
Array Towers	2025	2024	2025	2024
(Dollars in millions)
EBITDA (Non-GAAP)	$33	$30	$65	$62
Add back or deduct:
Expenses related to strategic alternatives review	1	1	1	1
(Gain) loss on asset disposals	—	—	1	1
Adjusted EBITDA and Adjusted OIBDA (Non-GAAP)	34	31	67	64
Deduct:
Depreciation, amortization and accretion	12	11	23	21
Expenses related to strategic alternatives review	1	1	1	1
(Gain) loss on asset disposals, net	—	—	1	1
Operating income (GAAP)	$21	$19	$42	$41

	Three Months Ended June 30,		Six Months Ended June 30,
TDS TELECOM	2025	2024	2025	2024
(Dollars in millions)
Net income (GAAP)	$16	$18	$20	$42
Add back:
Income tax expense	2	3	3	10
Interest expense	(1)	—	(2)	(2)
Depreciation, amortization and accretion	73	67	145	131
EBITDA (Non-GAAP)	90	88	165	181
Add back or deduct:
(Gain) loss on asset disposals, net	6	4	8	6
(Gain) loss on sale of business and other exit costs, net	(8)	—	(8)	—
Adjusted EBITDA (Non-GAAP)	89	91	165	187
Deduct:
Interest and dividend income	2	1	3	2
Other, net	2	1	4	2
Adjusted OIBDA (Non-GAAP)	85	89	158	183
Deduct:
Depreciation, amortization and accretion	73	67	145	131
(Gain) loss on asset disposals, net	6	4	8	6
(Gain) loss on sale of business and other exit costs, net	(8)	—	(8)	—
Operating income (GAAP)	$14	$19	$14	$46
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

	Six Months Ended June 30,
	2025	2024
(Dollars in millions)
Cash flows from operating activities (GAAP)	$607	$626
Cash paid for additions to property, plant and equipment	(286)	(451)
Cash paid for software license agreements	(20)	(21)
Free cash flow (Non-GAAP)	$301	$154

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

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in this Form 10-Q. Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business, financial condition or results of operations.
Announced Transactions and Strategic Alternatives Review Risk Factors
▪Closing of the T-Mobile transaction occurred on August 1, 2025, and will require substantial changes to the manner in which Array’s remaining business is conducted, which could have a material adverse effect on Array's financial condition and results of operations.
▪Array and certain subsidiaries of Array entered into the Verizon Purchase Agreement on October 17, 2024 and the AT&T Purchase Agreement on November 6, 2024 to sell certain wireless spectrum licenses. There is no guarantee that the transactions contemplated by the Verizon Purchase Agreement or the AT&T Purchase Agreement will be consummated. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
Operational Risk Factors
▪An inability to monetize the remaining spectrum assets as well as the ongoing costs to retain the spectrum could adversely affect TDS’ operations.
▪A delay or failure by TDS to complete significant network construction and systems implementation activities as part of its plans to improve the quality and capacity of its network, support and other systems and infrastructure, could adversely affect its operations.
▪Increasing competition in the tower and wireline industries could adversely affect TDS’ revenues, negatively impact future growth and increase its costs to compete.
▪A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry and the loss or financial difficulties of such tenants may adversely affect Array’s business, financial condition, results of operations and future growth. Array will be particularly reliant on its relationship with T-Mobile. Lower demand for wireless services, negative trends in the wireless industry or changes in customer business models may decrease the revenues Array receives from its tenants, which could adversely affect Array’s business, financial condition, results of operations and future growth.
▪TDS’ lack of scale relative to larger competitors that may have greater financial and other resources than TDS could cause TDS to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.
▪Inability to protect TDS’ real estate rights, with respect to land leases, could have an adverse effect on TDS’ business, financial condition or results of operations.
▪TDS’ business, financial condition or results of operations may be adversely impacted by extreme weather events, climate-related events, natural disasters, including wildfires, and other unforeseen events.
▪An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.
▪Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, cost increases and other factors, could have an adverse effect on TDS’ business, financial condition or results of operations.

▪Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business.
▪Costs, integration problems or other factors associated with acquisitions or divestitures and/or expansion of TDS’ businesses could have an adverse effect on TDS’ business, financial condition or results of operations.
▪Difficulties involving third parties TDS does business with, including changes in the relationship with TDS or financial or operational difficulties, including supply chain disruptions of key suppliers, could adversely affect TDS’ business, financial condition or results of operations.
▪A failure by TDS to maintain flexible and capable telecommunication networks or information technologies, or a material disruption thereof, could have an adverse effect on TDS’ business, financial condition or results of operations.
Financial Risk Factors
▪Uncertainty in TDS’ or Array's future cash flow and liquidity, its level of indebtedness or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in TDS’ or Array's performance or market conditions, changes in TDS’ or Array's credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which may require TDS to reduce or delay its construction, development or acquisition programs, divest assets, and/or reduce or cease share repurchases and/or the payment of common shareholder dividends.
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
▪TDS has significant investments in wireless operating entities that it does not control. Losses in the value of such investments could have an adverse effect on TDS’ financial condition, cash flows or results of operations.
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

Risk Factors
Due to the close of the T-Mobile transaction, the risk factors discussed in Part I, “Item 1A. Risk Factors” in TDS’ Form 10-K for the year ended December 31, 2024 have been updated as disclosed below. Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations. The risks described in this Form 10-Q may not be the only risks that could affect TDS. Additional unidentified or unrecognized risks and uncertainties could materially adversely affect TDS’ business, financial condition and/or operating results.
Announced Transactions and Strategic Alternatives Review Risk Factors
1)Closing of the T-Mobile transaction occurred on August 1, 2025, and will require substantial changes to the manner in which Array’s remaining business is conducted, which could have a material adverse effect on Array's financial condition and results of operations.
The successful closing of the T-Mobile transaction on August 1, 2025 will require significant changes to the manner in which the Array business is operated. The remaining Array business, which includes the tower business, non-controlling interests in certain wireless operating companies and wireless spectrum licenses, certain of which are subject to other sale agreements, is of a significantly smaller scale than its historical operations. This could produce operational, cost and borrowing disadvantages relative to its historical operations.
Upon receipt of regulatory approval, TDS and Array accelerated the recognition of certain cash and non-cash obligations related to employee compensation, severance and stock awards. Additional significant costs that include contingent advisory fees, income tax expense, administrative costs, restructuring expenses and other wind down costs are anticipated to be recorded upon and following the close on August 1, 2025. Significant additional transaction costs related to pending and potential future spectrum sales, ongoing restructuring expenses and wind down costs are expected to be incurred into the foreseeable future as the strategic alternatives process is completed. Additionally, it is uncertain which towers T-Mobile will choose to permanently locate on, and therefore, it is unknown how many and which towers with no tenants will remain in Array's tower portfolio. Array may incur significant decommissioning costs for certain towers that Array elects to retire, and such decommissioning costs are also expected to include remaining obligations under related ground leases for certain towers. These decommissioning costs may have a significant adverse impact on TDS’ future cash flows and financial statements.
At the closing of the T-Mobile transaction, Array and T-Mobile entered into a MLA, pursuant to which, among other things, T-Mobile will lease space on certain additional Array-owned towers for a minimum of 15 years and also commit to 15 year minimum extensions of existing leases for Array-owned towers. As a result, Array’s business is substantially dependent upon T-Mobile, and if T-Mobile fails to meet its obligations under these leases to Array, this would have a significant adverse impact on TDS’ business and financial statements.
See Note 6 — Divestitures and Note 12 — Subsequent Events in the Notes to Consolidated Financial Statements for additional information.
2)Array and certain subsidiaries of Array entered into the Verizon Purchase Agreement on October 17, 2024 and the AT&T Purchase Agreement on November 6, 2024 to sell certain wireless spectrum licenses. There is no guarantee that the transactions contemplated by the Verizon Purchase Agreement or the AT&T Purchase Agreement will be consummated. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
On October 17, 2024, Array, and certain subsidiaries of Array, entered into the Verizon Purchase Agreement to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close.
On November 6, 2024, Array, and certain subsidiaries of Array, entered into the AT&T Purchase Agreement to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close.
The Verizon and AT&T transactions are subject to regulatory approval, which Array may not be able to obtain on the terms or timeline currently contemplated, or at all. Similarly, Array may not be able to satisfy the other closing conditions applicable to each of the transactions, which in the case of the Verizon transaction, includes the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. If the Verizon and AT&T transactions are not consummated, the funds contemplated to be received as a result of such transactions will not be available for investment in Array’s business, repayment of debt, or dividends to Array stockholders, including TDS. Further, TDS’ and Array’s stock price likely would decline to the extent that the current market price reflects an assumption that these transactions will be completed. The uncertainty regarding the Verizon and AT&T transactions and the continued efforts to monetize the remaining spectrum assets could result in adverse effects on TDS’ financial condition or results of operations and volatility in TDS’ and Array's stock price.
The strategic alternatives review process has already resulted in the incurrence of significant expense primarily related to legal and financial advisors - this is expected to continue. Further, as a result of changes to its spectrum units of accounting, Array recognized a significant impairment on its spectrum assets during 2024 and expects further events and circumstances may result in additional impairments for the spectrum that is retained after the close of the T-Mobile transaction, including the spectrum that is pending sale if such sales do not close as expected.

There can be no assurance that the strategic alternatives review process, which is ongoing, will result in the transactions with Verizon and AT&T being successfully completed, or successful monetization of other remaining spectrum, or that these processes or any outcomes of these processes will not have an adverse impact on TDS’ business or financial statements.
See Note 6 — Divestitures in the Notes to Consolidated Financial Statements for additional information related to the Verizon and AT&T transactions.
Operational Risk Factors
3)An inability to monetize the remaining spectrum assets as well as the ongoing costs to retain the spectrum could adversely affect TDS’ operations.
Array may be unable to find buyers at mutually agreeable prices for its spectrum assets not subject to the pending Verizon and AT&T transactions. Further, the opportunity to monetize the remaining spectrum assets will depend on a variety of factors, including industry data usage, availability of new spectrum through FCC spectrum auctions and the potential disposition of other wireless businesses.
In addition, most of the remaining spectrum licenses not subject to the Verizon and AT&T transactions have FCC build-out requirements that have not yet been fully satisfied. Compliance with such requirements would require significant investments and Array no longer has an existing wireless business to operate the retained spectrum. Additionally, if the Verizon and AT&T transactions are not completed, Array would retain additional wireless spectrum licenses with no wireless business to operate the spectrum. As renewal of all wireless spectrum licenses is predicated upon their initial and continued operation in accordance with FCC requirements, such licenses could be subject to forfeiture if Array does not incur significant costs and expenses to operate the spectrum prior to renewal or engage another carrier to do so. All of these events could have a significant adverse effect on TDS’ financial condition, cash flows, and results of operations.
4)A delay or failure by TDS to complete significant network construction and systems implementation activities as part of its plans to improve the quality and capacity of its network, support and other systems and infrastructure, could adversely affect its operations.
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

Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, labor availability, inflation or other pressures on costs, technical resources, system performance or system adequacy, could delay expansion of operations and product capabilities in new or existing markets or result in increased costs. Failure to successfully build-out and enhance TDS’ network, support facilities and other systems and infrastructure in a cost-effective manner, and in a manner that satisfies consumers' expectations for quality could adversely affect TDS’ business, business prospects, financial condition or results of operations.
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
5)Increasing competition in the tower and wireline industries could adversely affect TDS’ revenues, negatively impact future growth and increase its costs to compete.
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

Competition in the tower industry is robust, as Array competes with public and private tower companies, private equity sponsored tower companies, and owners of non-communications sites such as utility towers, rooftop structures, water towers, and other alternative structures. Many of these competitors are larger than Array, have greater financial and other resources, have more advantageous tower locations than Array, have greater capacity on their towers, and have more scale nationwide than Array. Such factors could result in an inability to acquire or build additional towers, difficulty in leasing tower space or renewing leases, or cause lease revenue to decline in the future. Specifically, Array could be negatively impacted by the following factors, among others:
▪Increased pressure on pricing resulting from increased tenant churn or reduced tenancy rates;
▪Low profit margins and returns on investment that are below Array’s cost of capital;
▪Increased operating and capital expenditure costs due to inflation and other factors; and
▪Limited opportunities for strategic partnerships.

6)A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry and the loss or financial difficulties of such tenants may adversely affect Array’s business, financial condition, results of operations and future growth. Array will be particularly reliant on its relationship with T-Mobile. Lower demand for wireless services, negative trends in the wireless industry or changes in customer business models may decrease the revenues Array receives from its tenants, which could adversely affect Array’s business, financial condition, results of operations and future growth.
A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry including Verizon, AT&T, Echostar Communications, and particularly T-Mobile (collectively, large carriers). As it relates to the large carriers, a reduction in the demand for tower leasing, reduced capital expenditures or operating expenses on networks, financial difficulties, or other business factors at such large carriers, may adversely affect Array’s revenues, results of operations, cash flows, financial condition, liquidity and future growth. If the large carriers or other current or potential tenants are unable to raise adequate capital to fund their business plans or encounter capital constraints, they may reduce spending, file for bankruptcy, or consolidate, reduce or terminate operations, which could adversely affect the demand for leasing space on towers and negatively impact both Array’s current revenue and cash flows, as well as future growth opportunities. Array’s revenues may be adversely affected by negative trends in the wireless industry, changes in the business model of its tenants or reduced demand for its large carriers’ services among their end users. Specifically, Array’s business, financial condition, revenues, liquidity, results of operations and future growth may be adversely affected by the following factors, among others:
▪The overall size and growth rate of Array’s tenant base;
▪Demand for or usage of wireless services, particularly data services;
▪Delays or failures of FCC spectrum auctions and wireless carriers ability to deploy new spectrum;
▪Emergence of new technologies that reduce the need for towers;
▪Lack of use cases to monetize new 6G technologies that require deploying equipment on towers;
▪Consolidation, co-location and/or spectrum sharing by wireless carriers that reduces the need for towers;
▪Wireless carriers may change the mix of their network investments away from tower related investments;
▪Economic downturn that results in wireless carriers reducing network capital expenditures; and
▪Large carriers exercise of pricing power to reduce tower rents

7)TDS’ lack of scale relative to larger competitors that may have greater financial and other resources than TDS could cause TDS to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.
TDS has lack of scale compared to larger competitors. TDS may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources or that offer more services than TDS, and this could adversely affect TDS’ revenues and costs of doing business. Specifically, TDS’ lack of scale relative to most of its competitors could have the following impacts, among others:
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
▪Vendors may deem TDS non-strategic and not develop or sell services and products to TDS;
▪Limited access to intellectual property; and
▪Other limited opportunities such as for software development or third-party distribution.

8)Inability to protect TDS’ real estate rights, with respect to land leases, could have an adverse effect on TDS’ business, financial condition or results of operations.
A significant number of Array’s towers are located on land subject to operating leases. For various reasons, landowners may not     want to renew their ground agreements with Array, may lose rights to their land, or may transfer their land interests to other parties, including ground lease aggregators, which could adversely affect Array’s ability to renew ground agreements, or to renew such ground agreements on commercially viable terms and/or terms that are significantly less favorable than those that have historically been in place. Array’s inability to protect rights to the land under its towers, or its inability to lease such land on commercially viable terms and/or terms that are significantly less favorable than those that have historically been in place, may have a material adverse effect on TDS’ business, cash flows, results of operations or financial condition.
9)TDS’ business, financial condition or results of operations may be adversely impacted by extreme weather events, climate-related events, natural disasters, including wildfires, and other unforeseen events.
Array’s towers and TDS Telecom’s network are subject to risks from unforeseen events such as extreme weather events, wildfires or natural disasters (including as a result of any potential effects of climate change), or Array’s towers may collapse for any number of reasons, including structural deficiencies. In the event Array’s towers or TDS Telecom’s network are adversely impacted by an unforeseen event, customers may not be obligated or willing to pay for their services while Array and TDS Telecom may be required to continue paying related fixed expenses, including expenses for ground leases and other property interests. Any such unforeseen event impacting a material portion of Array’s towers or TDS Telecom’s network could, among other things, interrupt or delay service to customers, damage or delay deployment of new towers, damage network equipment, or could result in legal claims or penalties, reputational damage, negative market perception, or costly response measures, which could adversely affect TDS’ business, cash flows, financial condition or results of operations. In addition, Array has energy sources on certain of its tower sites and TDS Telecom has electrical lines on certain of its poles, and any unforeseen event may cause damage to surrounding property. Array and TDS Telecom maintain insurance to cover the estimated cost of replacing damaged towers and damage to surrounding property and network equipment, but there can be no assurances that such coverage will be adequate to cover exposure from such events.
10)An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.
TDS’ ability to sustain and grow its business and execute on its strategy requires TDS, in part, to attract, recruit and retain qualified and experienced associates, including key management personnel and other talent. Due to competition, limited supply, and/or rising wage levels for qualified management, technical and other personnel, there can be no assurance that TDS will be able to attract and/or retain people of outstanding potential for leadership and development of its business. The loss of existing key personnel due to competition, wage levels and/or retirements, the failure to recruit highly skilled personnel in a timely and cost-effective manner, the failure of the leadership transition following the close of the T-Mobile transaction, or the failure to have effective succession planning, could have an adverse effect on TDS’ business, financial condition or results of operations.
11)Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, cost increases and other factors, could have an adverse effect on TDS’ business, financial condition or results of operations.
Changes in any of several factors could have an adverse effect on TDS’ business, financial condition or results of operations. These factors include, but are not limited to:
▪Consumer preferences, including internet speed;
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

12)Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business.
The telecommunications industry is experiencing significant changes in technologies and services expected by customers, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences. Advances in technology could change the amount of tower space needed by wireless companies. Also, high-speed wireless networks (wireless broadband) represent a risk for TDS’ wireline and cable businesses as customers may elect to substitute their wireline or cable broadband connection with wireless broadband. Further, fixed-mobile bundled services that combine wireline broadband services with mobile services represent a competitive threat. If the trend toward bundling continues, TDS is at a competitive disadvantage compared to larger competitors, including cable companies, the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such bundling. Future technological changes or advancements may enable other technologies to equal or exceed TDS’ current levels of service and render its system infrastructure obsolete. TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business.
13)Costs, integration problems or other factors associated with acquisitions or divestitures and/or expansion of TDS’ businesses could have an adverse effect on TDS’ business, financial condition or results of operations.
In addition to the transactions described above, TDS has entered into and may continue to enter into agreements to acquire or divest certain assets. TDS may change the markets in which it operates and the services that it provides through such acquisitions or divestitures. In general, TDS may not disclose the negotiation of such transactions until a definitive agreement has been reached. These transactions commonly involve a number of risks, including:
▪Identification of assets for acquisition, and/or the selection of TDS’ assets for divestiture;
▪Competition for acquisition targets and the ability to acquire at reasonable prices;
▪Inability to make acquisitions that would achieve sufficient scale or substantial benefit to be competitive with competitors with greater scale;
▪Possible lack of buyers for assets that TDS desires to divest and the ability to divest such assets at reasonable prices;
▪Ability to negotiate favorable terms and conditions for acquisitions and divestitures;
▪Significant expenditures associated with acquisitions and divestitures;
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
▪Difficulty of integrating and managing the technologies, services, products, operations and personnel of the acquired businesses, or of separating such matters for divested businesses or assets;
▪Diversion of management’s attention;
▪Disruption of ongoing business;
▪Impact on TDS’ cash and available credit lines for use in financing future growth and working capital needs;
▪Inability to retain key personnel;
▪Inability to successfully incorporate acquired assets and rights into TDS’ service offerings; and
▪Possible conditions to, or lack of, approval by the FCC, the Federal Trade Commission and/or the Department of Justice.

No assurance can be given that TDS will be successful with respect to any of its future acquisition or divestiture strategies or initiatives.
14)Difficulties involving third parties TDS does business with, including changes in the relationship with TDS or financial or operational difficulties, including supply chain disruptions of key suppliers, could adversely affect TDS’ business, financial condition or results of operations.
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
Operation of TDS’ supply chain and management of its network equipment, including customer premise equipment, require accurate forecasting of customer growth and demand. If network equipment is not available or requires extended lead times due to supply chain challenges, or if overall demand for services or the mix of demand for services is significantly different than TDS' expectations, TDS may not be able to adequately maintain a network that supports customer demand. Also, if TDS fails to accurately forecast customer usage and network demands, TDS may have excess supply of network equipment inventory that may need to be written down, depreciated or disposed at a loss. Further, TDS' supply chain could be disrupted unexpectedly by raw material shortages, wars, natural disasters, disease or other factors. Supply chain disruptions may result in constraints on network equipment, extended lead times, delayed construction and additional uncertainty.

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
The increased provision of data services, has introduced significant demands on TDS’ network and also has increased complexities related to network management which creates an increased level of risk related to quality of service and data speeds. This is due to the fact that many customers increasingly rely on data communications to execute and validate transactions. As a result, redundancy and geographical diversity of TDS’ network facilities are critical to providing uninterrupted service. Also, the speed of repair and maintenance procedures in the event of network interruptions is critical to maintaining customer satisfaction. TDS’ ability to maintain high-quality, uninterrupted service to its customers is critical, particularly given the increasingly competitive environment and customers’ ability to choose other service providers.
In addition, TDS’ networks and information technologies and the networks and information technologies of vendors on which TDS relies are subject to damage or interruption due to various events, including power outages, computer, network and telecommunications failures, computer viruses, security breaches, hackers and other cybersecurity risks, catastrophic events, natural disasters, severe weather, adverse climate changes, errors or unauthorized actions by employees and vendors, flawed conversion of systems, disruptive technologies and technology changes.
Financial Risk Factors
16)Uncertainty in TDS’ or Array's future cash flow and liquidity, its level of indebtedness or the inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in TDS’ or Array's performance or market conditions, changes in TDS’ or Array's credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which may require TDS to reduce or delay its construction, development or acquisition programs, divest assets, and/or reduce or cease share repurchases and/or the payment of common shareholder dividends.
TDS’ ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control. A portion of TDS’ debt is subject to variable interest rates, which causes TDS to be vulnerable to unfavorable changes in market interest rates.
TDS expects to fund its current fiber plans and E-ACAM builds through its plans and actions to reallocate capital among its businesses and investments, including seeking to obtain funding from planned and potential future divestitures. TDS’ liquidity would be adversely affected if, among other things, cash flows from operations significantly decline from anticipated levels, TDS is unable to implement cost reduction initiatives, TDS is unable to obtain short or long-term financing on acceptable terms, TDS is not able to comply with certain debt covenants or TDS is unsuccessful in negotiating related consents, waivers, or amendments, interest rates increase, TDS makes significant capital investments, TDS makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) and other minority-owned investment interests discontinue or significantly reduce distributions compared to historical levels, or E-ACAM and/or other regulatory support payments decline. TDS' liquidity may also be adversely affected by changes in the liquidity of Array that impact Array's or TDS' ability to comply with certain debt covenants or if Array or TDS is unsuccessful in negotiating related consents, waivers, or amendments. These or other developments at Array may negatively affect TDS' ability to obtain short or long-term financing on acceptable terms or obtain favorable terms and conditions from third-party vendors.
The TDS and Array revolving credit agreements, the TDS and Array term loan agreements, and the TDS export credit financing agreement require TDS or Array, as applicable, to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of TDS and Array, there is a risk that TDS and/or Array could fail to satisfy the required covenants. Restrictions with such debt instruments may limit TDS’ operating and financial flexibility. TDS’ and Array’s restrictions contained in debt instruments and/or possible breaches of covenants, defaults, and acceleration of indebtedness could have an adverse effect on TDS’ business, financial condition, revenues, results of operations and cash flows.

TDS’ credit ratings from nationally recognized credit agencies or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which could impact TDS’ business operations. Given Array’s ownership structure, the rating agencies often consider rating actions related to TDS and Array in tandem. To the extent that Array’s credit rating is downgraded, it may adversely affect TDS’ credit rating, which could impact TDS’ liquidity.
17)TDS has entered into a Senior Secured Credit Agreement that imposes certain restrictions on its business and operations that may affect its ability to operate its business and make payments on its indebtedness.
TDS entered into a senior secured credit agreement on September 28, 2023 (the Senior Secured Credit Agreement). The Senior Secured Credit Agreement provides TDS with a $300 million secured term loan credit facility for general corporate purposes. Pursuant to the Senior Secured Credit Agreement, TDS granted a perfected security interest in certain assets of TDS, including, without limitation, and subject to customary exceptions, (i) 26,417,915 fully paid and nonassessable Common Shares, par value $1 per share, of Array, (ii) equity interests in certain wholly-owned subsidiaries of TDS and (iii) all or substantially all of TDS’ personal property that does not constitute equity interests. The Senior Secured Credit Agreement is also secured by a perfected security interest in certain assets of certain wholly-owned subsidiaries of TDS that are also guarantors of the indebtedness incurred under the Senior Secured Credit Agreement, including, without limitation, and subject to customary exceptions, (i) equity interests in certain wholly-owned subsidiaries of such subsidiaries and (ii) all or substantially all of the personal property of such guarantor subsidiaries that does not consist of equity interests.
The Senior Secured Credit Agreement includes representations and warranties, covenants, events of default and other terms and conditions that are substantially similar to TDS’ existing term loan and revolving credit agreements. Under the Senior Secured Credit Agreement, TDS is required to comply with certain financial covenants. Depending on the actual financial performance of TDS, there is a risk that TDS could fail to satisfy the required financial covenants. A failure to comply with the financial covenants in the Senior Secured Credit Agreement could result in an event of default, which, if not cured or waived could have a material adverse effect on TDS' business, financial condition, and profitability. Upon the occurrence and during the continuance of an event of default under the Senior Secured Credit Agreement, the lenders and certain parties to the Senior Secured Credit Agreement may require all borrowings outstanding under the Senior Secured Credit Agreement to be due and payable. Further, upon the occurrence of and during the continuance of an event of default, such parties may exercise remedies with respect to the collateral securing the Senior Secured Credit Agreement, which remedies may include foreclosing upon, credit bidding and/or liquidating such collateral. If TDS' indebtedness were to be accelerated, there can be no assurance that the assets would be sufficient to repay such indebtedness in full. In August 2025, TDS expects to repay the entire outstanding borrowings under its secured term loan agreement.
18)TDS’ assets and revenue are concentrated primarily in the U.S. telecommunications industry. Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.
TDS’ focus on the U.S. telecommunications industry, together with its lack of scale relative to larger competitors with greater resources within the industry, may represent increased risk for investors due to the lack of diversification. This could have an adverse effect on TDS’ ability to attain and sustain long-term, profitable revenue growth and could have an adverse effect on its business, financial condition, cash flows, or results of operations.
19)TDS has significant investments in wireless operating entities that it does not control. Losses in the value of such investments could have an adverse effect on TDS’ financial condition, cash flows or results of operations.
TDS has significant investments in wireless operating entities that it does not control. TDS’ interests in such entities do not provide TDS with control over the business strategy, financial goals, network build-out plans or other operational aspects of these entities. TDS cannot provide assurance that these entities will operate in a manner that will increase or maintain the value of TDS’ investments, that TDS’ proportionate share of income from these investments will continue at the current level in the future or that TDS will not incur losses from the holding of such investments. Losses in the values of such investments or a reduction in income and distributions from these investments could adversely affect TDS’ financial condition, cash flows or results of operations.
Regulatory, Legal and Governance Risk Factors
20)Failure by TDS to timely or fully comply with any existing applicable legislative and/or regulatory requirements or changes thereto could adversely affect TDS’ business, financial condition or results of operations.
TDS’ operations are subject to varying degrees of regulation by the FCC, FAA, state public utility commissions and other federal, state and local regulatory agencies and legislative bodies. Both the FAA and the FCC regulate the construction, modification, and maintenance of towers and structures that support antennas used for wireless communications and radio and television broadcasts. FAA and FCC regulations govern construction, lighting, painting, marking and registration of towers. Certain proposals to construct new towers, or to modify or add new equipment to existing towers, may require review by the FAA to ensure that the tower will not present a hazard to air navigation. Array bears certain responsibilities under these regulations, including notifying the FAA of any lighting outages. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities and may subject Array to significant indemnification liability to its customers against any such failure to comply.

In addition, changes in the administration of the various regulatory agencies and legislative bodies are resulting in and could continue to result in different policies with respect to many federal laws and regulations, including but not limited to changes to fiscal and tax policies, trade policies, tariffs on imported goods, climate change and workforce-related practices. New or amended regulatory requirements could increase TDS’ costs and divert resources from other initiatives. Adverse decisions, increased regulation, or changes to existing regulation by regulatory bodies could negatively impact TDS’ operations. New regulatory mandates or enforcement may result in lost revenues, higher operating expenses, unexpected or increased capital expenditures, or other changes. Litigation and different objectives among federal and state regulators could create uncertainty and delay TDS’ ability to respond to new regulations. Further, wireless spectrum licenses and cable franchise rights are subject to renewal by a granting authority and could be revoked in the event of a violation of applicable laws or regulatory requirements
TDS attempts to timely and fully comply with all regulatory requirements. However, TDS is unable to predict the future actions of the various legislative and regulatory bodies that govern TDS, and such actions could have adverse effects on TDS’ business.
21)TDS receives significant regulatory support, and is also subject to numerous surcharges and fees from federal, state and local governments – the applicability and the amount of the support and fees are subject to uncertainty, including the ability to pass through certain fees to customers, and this uncertainty could have an adverse effect on TDS’ business, financial condition or results of operations.
TDS Telecom has been designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if they provide specified services in “high-cost” areas. TDS Telecom also received support under the Connect America Fund support program. The ACAM and E-ACAM programs have build-out requirements that may not be met, which would result in penalties, loss of support and/or deferral of future revenues. There is no assurance that regulatory support payments will continue for TDS Telecom, and no assurance that TDS Telecom will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on TDS’ business, financial condition or operating results and cash flows. On July 24, 2024, differing from earlier decisions at the Sixth and Eleventh Circuits, the U.S. Court of Appeals for the Fifth Circuit ruled the universal service fund program is unconstitutional as currently administered, and remanded the case to the FCC. On November 22, 2024, the Supreme Court granted the FCC's petition for certiorari to review the U.S. Court of Appeals for the Fifth Circuit ruling. On June 27, 2025, the U.S. Supreme Court ruled in favor of the constitutionality of the Federal Universal Service Fund program. This ruling provides predictability and future clarity on funding that TDS Telecom receives for federal government spending programs such as E-ACAM.
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
22)Settlements, judgments, restraints on its current or future manner of doing business and/or costs resulting from pending and future legal and policy proceedings could have an adverse effect on TDS’ business, financial condition or results of operations.
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
23)Certain matters, such as control by the TDS Voting Trust and provisions in the TDS Restated Certificate of Incorporation, may serve to discourage or make more difficult a change in control of TDS or have other consequences.
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
General Risk Factors
24)TDS has experienced, and in the future expects to experience, cyber-attacks or other breaches of network or information technology security of varying degrees on a regular basis, which could have an adverse effect on TDS' business, financial condition or results of operations.
TDS has historically experienced, and in the future expects to experience, cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events. The number of associates working remotely increases risks associated with data handling and vulnerability management. The rapid evolution and increased adoption of artificial intelligence technologies may intensify TDS' cybersecurity risk. TDS maintains administrative, technical and physical controls, as well as other preventative actions, to reduce the risk of security breaches. Although to date TDS has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks including ransomware. Recently, companies in the telecommunications industry have been the subject of targeted cybersecurity attacks, which may increase the risk for TDS. If TDS’ or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if TDS’ or its vendors’ security is breached or otherwise compromised, TDS could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate financial reporting, and significant costs to remedy the problems. If TDS’ or its vendors’ systems become unavailable or suffer a security breach of customer or other data, TDS may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. TDS continues to experience denial of service attacks. Although TDS has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future.

25)Disruption in credit or other financial markets, a deterioration of U.S. or global economic conditions or other events could, among other things, impede TDS’ access to or increase the cost of financing its operating and investment activities and/or result in reduced revenues and lower operating income and cash flows, which would have an adverse effect on TDS’ business, financial condition or results of operations.
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
As of June 30, 2025, approximately 50% of TDS' long-term debt was in fixed-rate senior notes and approximately 50% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at June 30, 2025.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in millions)
Remainder of 2025	$15	6.8%
2026	46	6.5%
2027	814	6.2%
2028	485	6.5%
2029	299	11.1%
Thereafter	2,487	6.2%
Total	$4,146	6.6%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to Array's 6.7% Senior Notes. The debt exchange offer with T-Mobile concluded on August 1, 2025 and resulted in the exchange of $1,680 million of long-term debt. On August 4, 2025, Array repaid the entire outstanding borrowings under all of its term loan agreements of $713 million and the entire outstanding borrowings under its export credit financing agreement of $150 million. In August 2025, TDS expects to repay outstanding borrowings under certain long-term debt obligations.
2Represents the weighted average stated interest rates at June 30, 2025, for debt maturing in the respective periods.
See Note 3 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2025.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars and shares in millions, except per share amounts)
Operating revenues
Service	$1,000	$1,034	$1,997	$2,078
Equipment and product sales	186	204	344	422
Total operating revenues	1,186	1,238	2,341	2,500

Operating expenses
Cost of services (excluding Depreciation, amortization and accretion reported below)	279	296	555	595
Cost of equipment and products	213	227	396	460
Selling, general and administrative	421	426	846	849
Depreciation, amortization and accretion	236	233	472	467
(Gain) loss on asset disposals, net	9	9	12	16
(Gain) loss on sale of business and other exit costs, net	(8)	—	(9)	—
(Gain) loss on license sales and exchanges, net	(4)	8	(5)	7
Total operating expenses	1,146	1,199	2,267	2,394

Operating income	40	39	74	106

Other income (expense)
Equity in earnings of unconsolidated entities	43	39	79	82
Interest and dividend income	6	7	13	12
Interest expense	(70)	(73)	(129)	(131)
Other, net	2	1	5	2
Total other expense	(19)	(26)	(32)	(35)

Income before income taxes	21	13	42	71
Income tax expense	3	6	12	26
Net income	18	7	30	45
Less: Net income attributable to noncontrolling interests, net of tax	6	4	11	13
Net income attributable to TDS shareholders	12	3	19	32
TDS Preferred Share dividends	17	17	35	35
Net income (loss) attributable to TDS common shareholders	$(5)	$(14)	$(16)	$(3)

Basic weighted average shares outstanding	115	114	115	113
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.05)	$(0.13)	$(0.14)	$(0.02)

Diluted weighted average shares outstanding	115	114	115	113
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.05)	$(0.13)	$(0.15)	$(0.03)
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
(Dollars in millions)
Cash flows from operating activities
Net income	$30	$45
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	472	467
Bad debts expense	45	51
Stock-based compensation expense	44	29
Deferred income taxes, net	2	16
Equity in earnings of unconsolidated entities	(79)	(82)
Distributions from unconsolidated entities	88	80
(Gain) loss on asset disposals, net	12	16
(Gain) loss on sale of business and other exit costs, net	(9)	—
(Gain) loss on license sales and exchanges, net	(5)	7
Other operating activities	6	5
Changes in assets and liabilities from operations
Accounts receivable	(29)	6
Equipment installment plans receivable	44	5
Inventory	52	54
Accounts payable	(1)	(14)
Customer deposits and deferred revenues	(14)	7
Accrued taxes	4	7
Accrued interest	(1)	5
Other assets and liabilities	(54)	(78)
Net cash provided by operating activities	607	626

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(286)	(451)
Cash paid for licenses	(4)	(15)
Cash received from divestitures	24	—
Other investing activities	2	1
Net cash used in investing activities	(264)	(465)

Cash flows from financing activities
Issuance of long-term debt	—	440
Repayment of long-term debt	(17)	(401)
Tax withholdings, net of cash receipts, for TDS stock-based compensation awards	(25)	(10)
Tax withholdings, net of cash receipts, for Array stock-based compensation awards	(36)	(12)
Repurchase of Array Common Shares	(21)	—
Dividends paid to TDS shareholders	(44)	(61)
Payment of debt issuance costs	(2)	(16)
Distributions to noncontrolling interests	(2)	(3)
Cash paid for software license agreements	(20)	(21)
Other financing activities	(1)	(1)
Net cash used in financing activities	(168)	(85)

Net increase in cash, cash equivalents and restricted cash	175	76

Cash, cash equivalents and restricted cash
Beginning of period	384	270
End of period	$559	$346

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2025	December 31, 2024
(Dollars in millions)
Current assets
Cash and cash equivalents	$540	$364
Accounts receivable
Customers and agents, less allowances of $58 and $68, respectively	920	962
Other, less allowances of $2 and $2, respectively	86	79
Inventory, net	130	183
Prepaid expenses	76	72
Income taxes receivable	2	2
Other current assets	32	33
Total current assets	1,786	1,695

Licenses	4,592	4,588

Other intangible assets, net of accumulated amortization of $143 and $128, respectively	146	161

Investments in unconsolidated entities	493	500

Property, plant and equipment
In service and under construction	14,468	14,363
Less: Accumulated depreciation and amortization	9,660	9,369
Property, plant and equipment, net	4,808	4,994

Operating lease right-of-use assets	975	982

Other assets and deferred charges	726	762

Total assets[1]	$13,526	$13,682
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2025	December 31, 2024
(Dollars and shares in millions, except per share amounts)
Current liabilities
Current portion of long-term debt	$37	$31
Accounts payable	268	280
Customer deposits and deferred revenues	270	283
Accrued interest	15	16
Accrued taxes	39	39
Accrued compensation	97	150
Short-term operating lease liabilities	148	153
Other current liabilities	127	138
Total current liabilities	1,001	1,090

Deferred liabilities and credits
Deferred income tax liability, net	982	981
Long-term operating lease liabilities	867	867
Other deferred liabilities and credits	815	809

Long-term debt, net	4,030	4,051

Commitments and contingencies

Noncontrolling interests with redemption features	16	16

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290 shares (25 Series A Common and 265 Common Shares)
Issued 133 shares (7 Series A Common and 126 Common Shares)
Outstanding 115 shares (7 Series A Common and 108 Common Shares) and 114 shares (7 Series A Common and 107 Common Shares), respectively
Par Value ($0.01 per share)	1	1
Capital in excess of par value	2,535	2,574
Preferred Shares, 0.279 shares authorized, par value $0.01 per share, 0.0444 shares outstanding (0.0168 Series UU and 0.0276 Series VV)	1,074	1,074
Treasury shares, at cost, 18 and 19 Common Shares, respectively	(389)	(425)
Accumulated other comprehensive income	18	18
Retained earnings	1,765	1,849
Total TDS shareholders' equity	5,004	5,091

Noncontrolling interests	811	777

Total equity	5,815	5,868

Total liabilities and equity[1]	$13,526	$13,682
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of June 30, 2025 and December 31, 2024, include assets held by consolidated variable interest entities (VIEs) of $850 million and $983 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of June 30, 2025 and December 31, 2024, include certain liabilities of consolidated VIEs of $24 million and $24 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 9 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
March 31, 2025	$1	$2,581	$1,074	$(414)	$18	$1,818	$5,078	$774	$5,852
Net income attributable to TDS shareholders	—	—	—	—	—	12	12	—	12
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	6	6
TDS Common and Series A Common share dividends ($0.04 per share)	—	—	—	—	—	(5)	(5)	—	(5)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Incentive and compensation plans	—	4	—	25	—	(43)	(14)	—	(14)
Adjust investment in subsidiaries for issuances and other compensation plans	—	(50)	—	—	—	—	(50)	31	(19)
June 30, 2025	$1	$2,535	$1,074	$(389)	$18	$1,765	$5,004	$811	$5,815

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
March 31, 2024	$1	$2,570	$1,074	$(460)	$11	$2,008	$5,204	$800	$6,004
Net income attributable to TDS shareholders	—	—	—	—	—	3	3	—	3
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	4	4
TDS Common and Series A Common share dividends ($0.04 per share)	—	—	—	—	—	(5)	(5)	—	(5)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17)	(17)	—	(17)
Incentive and compensation plans	—	4	—	23	—	(32)	(5)	—	(5)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(32)	—	—	—	—	(32)	31	(1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
June 30, 2024	$1	$2,542	$1,074	$(437)	$11	$1,957	$5,148	$834	$5,982

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2024	$1	$2,574	$1,074	$(425)	$18	$1,849	$5,091	$777	$5,868
Net income attributable to TDS shareholders	—	—	—	—	—	19	19	—	19
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	11	11
TDS Common and Series A Common share dividends ($0.08 per share)	—	—	—	—	—	(9)	(9)	—	(9)
TDS Preferred share dividends ($828 per Series UU share and $750 per Series VV share)	—	—	—	—	—	(35)	(35)	—	(35)
Incentive and compensation plans	—	15	—	36	—	(59)	(8)	—	(8)
Adjust investment in subsidiaries for issuances and other compensation plans	—	(54)	—	—	—	—	(54)	25	(29)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
June 30, 2025	$1	$2,535	$1,074	$(389)	$18	$1,765	$5,004	$811	$5,815

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in millions, except per share amounts)
December 31, 2023	$1	$2,558	$1,074	$(465)	$11	$2,023	$5,202	$794	$5,996
Net income attributable to TDS shareholders	—	—	—	—	—	32	32	—	32
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	8	8
TDS Common and Series A Common share dividends ($0.23 per share)	—	—	—	—	—	(26)	(26)	—	(26)
TDS Preferred share dividends ($828 per Series UU share and $750 per Series VV share)	—	—	—	—	—	(35)	(35)	—	(35)
Dividend reinvestment plan	—	—	—	1	—	—	1	—	1
Incentive and compensation plans	—	5	—	27	—	(37)	(5)	—	(5)
Adjust investment in subsidiaries for issuances and other compensation plans	—	(21)	—	—	—	—	(21)	34	13
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
June 30, 2024	$1	$2,542	$1,074	$(437)	$11	$1,957	$5,148	$834	$5,982

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements
Note 1 Basis of Presentation
The accounting policies of Telephone and Data Systems, Inc. (TDS) conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. United States Cellular Corporation (UScellular) is a 82.5%-owned subsidiary of TDS. On August 1, 2025, UScellular changed its name to Array Digital Infrastructure, Inc. (Array). Array is used throughout this report even when referring to historical periods. The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including Array and TDS’ wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that requires consolidation into the TDS financial statements under GAAP. Intercompany accounts and transactions have been eliminated.
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended June 30, 2025, are Array Wireless, Array Towers and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 11 — Business Segment Information for summary financial information on each business segment.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of June 30, 2025 and December 31, 2024, its results of operations and changes in equity for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2025 and 2024, doesn't materially differ from net income. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2024.
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

	June 30, 2025	December 31, 2024
(Dollars in millions)
Cash and cash equivalents	$540	$364
Restricted cash included in Other current assets	19	20
Cash, cash equivalents and restricted cash in the statement of cash flows	$559	$384

Note 2 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Three Months Ended June 30, 2025	Array	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$652	$—	$—	$652
Residential	—	183	—	183
Commercial	—	35	—	35
Wholesale	—	46	—	46
Other service	56	—	(1)	55
Service revenues from contracts with customers	708	264	(1)	971
Equipment and product sales	180	—	6	186
Total revenues from contracts with customers[1]	888	264	5	1,157
Operating lease income[1]	28	1	—	29
Total operating revenues	$916	$265	$5	$1,186

Three Months Ended June 30, 2024	Array	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$666	$—	$—	$666
Residential	—	186	—	186
Commercial	—	37	—	37
Wholesale	—	43	—	43
Other service	52	—	18	70
Service revenues from contracts with customers	718	266	18	1,002
Equipment and product sales	184	—	20	204
Total revenues from contracts with customers[1]	902	266	38	1,206
Operating lease income[1]	25	1	6	32
Total operating revenues	$927	$267	$44	$1,238

Six Months Ended June 30, 2025	Array	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,312	$—	$—	$1,312
Residential	—	367	—	367
Commercial	—	69	—	69
Wholesale	—	84	—	84
Other service	109	—	(1)	108
Service revenues from contracts with customers	1,421	520	(1)	1,940
Equipment and product sales	330	—	14	344
Total revenues from contracts with customers[1]	1,751	521	13	2,284
Operating lease income[1]	56	1	—	57
Total operating revenues	$1,807	$522	$13	$2,341

Six Months Ended June 30, 2024	Array	TDS Telecom	Corporate, Eliminations and Other	Total
(Dollars in millions)
Revenues from contracts with customers:
Type of service:
Retail service	$1,344	$—	$—	$1,344
Residential	—	372	—	372
Commercial	—	74	—	74
Wholesale	—	86	—	86
Other service	102	—	36	138
Service revenues from contracts with customers	1,446	532	36	2,014
Equipment and product sales	380	—	42	422
Total revenues from contracts with customers[1]	1,826	532	78	2,436
Operating lease income[1]	51	2	11	64
Total operating revenues	$1,877	$534	$89	$2,500
Numbers may not foot due to rounding.
1Array's Total revenues from contracts with customers represents revenues related to the Wireless segment and Operating lease income represents revenues related to the Towers segment.

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

	June 30, 2025	December 31, 2024
(Dollars in millions)
Contract assets	$6	$8
Contract liabilities	$366	$382
Revenue recognized related to contract liabilities existing at January 1, 2025 was $198 million for the six months ended June 30, 2025.
Transaction price allocated to the remaining performance obligations
The following table includes estimated service revenues expected to be recognized related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period. These estimates represent service revenues to be recognized when services are delivered to customers pursuant to service plan contracts and under certain roaming agreements with other carriers. These estimates are based on contracts in place as of June 30, 2025 and may vary from actual results. As practical expedients, revenue related to contracts of less than one year, generally month-to-month contracts, and contracts with a fixed per-unit price and variable quantity, are excluded from these estimates.
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

Service Revenues
(Dollars in millions)
Remainder of 2025	$232
2026	147
Thereafter	107
Total	$486
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

	June 30, 2025	December 31, 2024
(Dollars in millions)
Costs to obtain contracts
Sales commissions	$143	$145
Fulfillment costs
Installation costs	2	2
Total contract cost assets	$145	$147
Amortization of contract cost assets was $26 million and $51 million for the three and six months ended June 30, 2025, respectively, and $25 million and $50 million for the three and six months ended June 30, 2024, respectively, and was included in Selling, general and administrative expenses and Cost of services expenses.

Note 3 Fair Value Measurements
As of June 30, 2025 and December 31, 2024, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	June 30, 2025		December 31, 2024
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in millions)
Long-term debt	2	$4,097	$3,927	$4,119	$4,015
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of Long-term debt was estimated using various methods, including quoted market prices and discounted cash flow analyses.
The fair values of Cash and cash equivalents and restricted cash approximate their book values due to the short-term nature of these financial instruments.
Note 4 Equipment Installment Plans
Array sells devices to customers under equipment installment plans over a specified time period. For certain equipment installment plans, after a specified period of time or amount of payments, the customer may have the right to upgrade to a new device and have the remaining unpaid equipment installment contract balance waived, subject to certain conditions, including trading in the original device in good working condition and signing a new equipment installment contract.
The following table summarizes equipment installment plan receivables.

	June 30, 2025	December 31, 2024
(Dollars in millions)
Equipment installment plan receivables, gross	$1,032	$1,110
Allowance for credit losses	(75)	(82)
Equipment installment plan receivables, net	$957	$1,028

Net balance presented in the Consolidated Balance Sheet as:
Accounts receivable — Customers and agents (Current portion)	$551	$592
Other assets and deferred charges (Non-current portion)	406	436
Equipment installment plan receivables, net	$957	$1,028

Array uses various inputs to evaluate the credit profiles of its customers, including internal data, information from credit bureaus and other sources. From this evaluation, a credit class is assigned to the customer that determines the number of eligible lines, the amount of credit available, and the down payment requirement, if any. These credit classes are grouped into four credit categories: lowest risk, lower risk, slight risk and higher risk. A customer's assigned credit class is reviewed periodically and a change is made, if appropriate. An equipment installment plan billed amount is considered past due if not paid within 30 days. The balance and aging of the equipment installment plan receivables on a gross basis by credit category were as follows:

	June 30, 2025					December 31, 2024
	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total	Lowest Risk	Lower Risk	Slight Risk	Higher Risk	Total
(Dollars in millions)
Unbilled	$883	$68	$12	$6	$969	$955	$77	$13	$5	$1,050
Billed — current	39	4	1	1	45	36	4	1	1	42
Billed — past due	11	5	1	1	18	10	5	2	1	18
Total	$933	$77	$14	$8	$1,032	$1,001	$86	$16	$7	$1,110
The balance of the equipment installment plan receivables as of June 30, 2025 on a gross basis by year of origination were as follows:

	2022	2023	2024	2025	Total
(Dollars in millions)
Lowest Risk	$40	$214	$420	$259	$933
Lower Risk	2	12	34	29	77
Slight Risk	—	1	6	7	14
Higher Risk	—	—	5	3	8
Total	$42	$227	$465	$298	$1,032
The write-offs, net of recoveries for the six months ended June 30, 2025 on a gross basis by year of origination were as follows:

	2022	2023	2024	2025	Total
(Dollars in millions)
Write-offs, net of recoveries	$2	$8	$26	$1	$37
Activity for the six months ended June 30, 2025 and 2024, in the allowance for credit losses for equipment installment plan receivables was as follows:

	June 30, 2025	June 30, 2024
(Dollars in millions)
Allowance for credit losses, beginning of period	$82	$90
Bad debts expense	30	33
Write-offs, net of recoveries	(37)	(38)
Allowance for credit losses, end of period	$75	$85

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
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars and shares in millions, except per share amounts)
Net income (loss) attributable to TDS common shareholders	$(5)	$(14)	$(16)	$(3)

Weighted average number of shares used in basic and diluted earnings (loss) per share:
Common Shares	108	107	108	106
Series A Common Shares	7	7	7	7
Total	115	114	115	113

Basic earnings (loss) per share attributable to TDS common shareholders	$(0.05)	$(0.13)	$(0.14)	$(0.02)

Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.05)	$(0.13)	$(0.15)	$(0.03)
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 3 million and 4 million for the three and six months ended June 30, 2025, respectively, and 6 million for both the three and six months ended June 30, 2024.
Note 6 Divestitures
Array
On August 4, 2023, TDS and Array announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for Array. On May 28, 2024, Array announced that its Board of Directors unanimously approved the execution of a Securities Purchase Agreement (Securities Purchase Agreement) by and among TDS, Array, T-Mobile US, Inc. (T-Mobile) and USCC Wireless Holdings, LLC, pursuant to which, among other things, Array agreed to sell its wireless operations and select spectrum assets to T-Mobile. The Securities Purchase Agreement also contemplated, among other things, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements that would become effective at the closing date, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The sale of the wireless operations to T-Mobile was subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. As of June 30, 2025, the transaction did not meet the accounting criteria to be presented as discontinued operations.
On October 17, 2024, Array, and certain subsidiaries of Array, entered into a License Purchase Agreement (Verizon Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000 million. As of June 30, 2025, Array's book value of the wireless spectrum licenses to be sold was $586 million. The transaction is expected to close in the third quarter of 2026, subject to regulatory approval and other customary closing conditions, and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.

On November 6, 2024, Array, and certain subsidiaries of Array, entered into a License Purchase Agreement (AT&T Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018 million, subject to certain purchase price adjustments. As of June 30, 2025, Array's book value of the wireless spectrum licenses to be sold was $860 million. The transaction is expected to close in 2025, subject to regulatory approval and other customary closing conditions.

The strategic alternatives review process is ongoing as Array works toward closing the Verizon and AT&T spectrum transactions signed during 2024, and continues to seek to opportunistically monetize its spectrum assets that are not subject to the Securities Purchase Agreement, the Verizon Purchase Agreement, or the AT&T Purchase Agreement.

TDS incurred third-party expenses related to the announced transactions and strategic alternatives review of $16 million and $32 million for the three and six months ended June 30, 2025, respectively, and $21 million and $33 million for the three and six months ended June 30, 2024, respectively, which are included in Selling, general and administrative expenses.
As part of the transaction, Array entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and Array has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106 million. The call option notice period started on May 24, 2024, and the put exercise period starts at the close of the broader transaction. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. Array accounts for this instrument as a net written call option and records such option at fair value each reporting period unless/until such option is exercised or terminated. As of June 30, 2025, Array wrote off the entire fair value of the net written call option. The change in fair value is recorded to (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations.
TDS Telecom
In February 2025, TDS Telecom entered into agreements with third-parties to sell certain incumbent markets in Colorado for a purchase price of $18 million. The transactions closed on June 2, 2025, and TDS Telecom recognized a book gain of $8 million in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.
See Note 12 — Subsequent Events for additional information related to divestitures.
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

	June 30, 2025	December 31, 2024
(Dollars in millions)
Equity method investments	$464	$472
Measurement alternative method investments	21	19
Investments recorded using the net asset value practical expedient	8	9
Total investments in unconsolidated entities	$493	$500
The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Dollars in millions)
Revenues	$1,939	$1,828	$3,855	$3,677
Operating expenses	1,516	1,419	3,040	2,840
Operating income	423	409	815	837
Other income (expense), net	(3)	8	(15)	(1)
Net income	$420	$417	$800	$836

Note 8 Debt
Revolving Credit Agreements
TDS and Array have unsecured revolving credit agreements with maximum borrowing capacities of $400 million and $300 million, respectively. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity. In April 2025, TDS and Array amended the revolving credit agreements to extend the maturity dates to July 2027 and allow for permitted dispositions, as specified in the amendments. The amendments also include a provision that was triggered upon the sale of the Array wireless operations to T-Mobile, which occurred on August 1, 2025, which accelerated the maturity date to the earliest of (i) 270 days following the consummation of the sale of the Array wireless operations to T-Mobile, (ii) the date on which Array receives net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $1.1 billion, or (iii) July 20, 2027. Additionally, the amendment to the Array revolving credit agreement includes a provision that will be triggered upon Array receiving net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $500 million, which provision would automatically reduce the maximum borrowing capacity of the Array revolving credit agreement from $300 million to $150 million five business days after Array's receipt of such net proceeds. As of June 30, 2025, there were no outstanding borrowings under the agreements, and TDS' and Array's unused borrowing capacity was $399 million and $300 million, respectively.
Unsecured Term Loan Agreements
TDS had unsecured term loan agreements with maximum borrowing capacities of $875 million. The maturity dates for the agreements range from July 2028 to July 2031. As of June 30, 2025, the outstanding borrowings were $781 million and the unused borrowing capacity was $75 million.
Array had unsecured term loan agreements with maximum borrowing capacities of $800 million. The maturity dates for the agreements range from July 2027 to July 2031. In April 2025, Array amended its $300 million unsecured term loan agreement due July 2026 to extend the maturity date to July 2027 and allow for permitted dispositions, as specified in the amendment. As of June 30, 2025, Array has borrowed the full amount available under the agreements and the outstanding borrowings were $713 million.
In June 2025, Array entered into an amendment to its term loan agreement with CoBank, ACB for an additional $800 million of borrowing capacity. The term loan may be drawn prior to November 1, 2025; amounts not drawn by that time will cease to be available. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%.
Secured Term Loan Agreement
TDS had a secured term loan agreement with maximum borrowing capacity of $300 million. In February 2025, TDS amended the agreement to extend the maturity date to the earlier of (i) September 2026 and (ii) the scheduled maturity date of TDS' existing revolving credit agreement (which had a then existing maturity date of July 2026, which has since been extended as described above). In April 2025, TDS amended the secured term loan agreement to extend the maturity date to the earliest of (i) 270 days following the consummation of the sale of the Array wireless operations to T-Mobile, (ii) the date on which Array receives net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $1.1 billion, or (iii) July 20, 2027, and to allow for permitted dispositions, as specified in the amendment. As of June 30, 2025, the outstanding borrowings under the agreement were $300 million, which is the full amount available under the agreement.
Export Credit Financing Agreements
TDS and Array each had a $150 million term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan facility agreement. In June 2025, TDS amended its agreement to allow for permitted dispositions, as specified in the amendment. The maturity date for the TDS agreement is December 2027 and for the Array agreement is January 2027. As of June 30, 2025, TDS and Array have both borrowed the full amount available under the agreements.
Receivables Securitization Agreement
Array, through its subsidiaries, had a receivables securitization agreement that permitted securitized borrowings using its equipment installment plan receivables. During the six months ended June 30, 2025, Array repaid $2 million under the agreement. As of June 30, 2025, there were no outstanding borrowings under the agreement, and the unused borrowing capacity was $450 million, subject to sufficient collateral to satisfy the asset borrowing base provisions of the agreement.

Debt Covenants
The TDS and Array revolving credit agreements, term loan agreements including the secured term loan, export credit financing agreements and the Array receivables securitization agreement require TDS or Array, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and Array are required to maintain the Consolidated Leverage Ratio, based on gross debt, as of the end of any fiscal quarter at a level not to exceed 3.75 to 1.00 from April 1, 2025 and thereafter. TDS and Array are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and Array believe they were in compliance as of June 30, 2025 with all such financial covenants.
The TDS $375 million term loan agreement with a maturity date of May 2029 requires TDS to comply with certain affirmative and negative covenants, which includes a financial covenant that may restrict the borrowing capacity available. TDS is required to maintain the Consolidated Leverage Ratio as of the end of any fiscal quarter at a level not to exceed 4.25 to 1.00 from April 1, 2025 and thereafter. TDS believes that it was in compliance as of June 30, 2025 with such financial covenant.
In April 2025, the TDS and Array revolving credit agreements, Array $300 million unsecured term loan agreement and TDS $300 million secured term loan agreement were amended to require, upon the consummation of the sale of the Array wireless operations to T-Mobile, TDS and Array to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
In June 2025, the TDS export credit financing agreement was amended to require, upon the consummation of the sale of the Array wireless operations to T-Mobile, TDS to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
In June 2025, the Array term loan agreement with CoBank, ACB was amended to require, upon the consummation of the sale of the Array wireless operations to T-Mobile, Array to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00.
See Note 12 — Subsequent Events for additional information related to financing activities.
Note 9 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. TDS reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q.
Array formed USCC EIP LLC (Seller/Sub-Servicer), USCC Receivables Funding LLC (Transferor) and the USCC Master Note Trust (Trust), collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Under a Receivables Sale Agreement, Array wholly-owned, majority-owned and unconsolidated entities, collectively referred to as “affiliated entities”, transfer device equipment installment plan contracts to the Seller/Sub-Servicer. The Seller/Sub-Servicer aggregates device equipment installment plan contracts, and performs servicing, collection and all other administrative activities related to accounting for the equipment installment plan contracts. The Seller/Sub-Servicer sells the eligible equipment installment plan receivables to the Transferor, a bankruptcy remote entity, which subsequently sells the receivables to the Trust. The Trust, which is bankruptcy remote and isolated from the creditors of Array, will be responsible for issuing asset-backed variable funding notes (Notes), which are collateralized by the equipment installment plan receivables owned by the Trust. Given that Array has the power to direct the activities of these SPEs, and that these SPEs lack sufficient equity to finance their activities, Array is deemed to have a controlling financial interest in the SPEs, and therefore consolidates them. All transactions with third parties (e.g., issuance of the asset-backed variable funding notes) will be accounted for as a secured borrowing due to the pledging of equipment installment plan contracts as collateral, significant continuing involvement in the transferred assets, subordinated interests of the cash flows, and continued evidence of control of the receivables. See Note 12 — Subsequent Events for additional information related to the SPEs.
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
These particular VIEs are collectively referred to as designated entities. The power to direct the activities that most significantly impact the economic performance of these VIEs is shared. Specifically, the general partner of these VIEs has the exclusive right to manage, operate and control the limited partnerships and make all decisions to carry on the business of the partnerships. The general partner of each partnership needs the consent of the limited partner, an indirect TDS subsidiary, to sell or lease certain wireless spectrum licenses, to make certain large expenditures, admit other partners or liquidate the limited partnerships. Although the power to direct the activities of these VIEs is shared, TDS has the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS is the primary beneficiary of the VIEs. Therefore, in accordance with GAAP, these VIEs are consolidated into the TDS financial statements. See Note 12 — Subsequent Events for additional information related to the designated entities.

TDS also consolidates other VIEs that are limited partnerships that provide wireless service. A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner. For certain limited partnerships, Array is the general partner and manages the operations. In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner. Therefore, these limited partnerships also are recognized as VIEs and are consolidated into the TDS financial statements under the variable interest model.
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30, 2025	December 31, 2024
(Dollars in millions)
Assets
Cash and cash equivalents	$24	$51
Accounts receivable	599	639
Inventory, net	3	5
Other current assets	15	16
Licenses	639	639
Property, plant and equipment, net	104	113
Operating lease right-of-use assets	45	46
Other assets and deferred charges	415	446
Total assets	$1,844	$1,955

Liabilities
Current liabilities	$34	$34
Long-term operating lease liabilities	39	39
Other deferred liabilities and credits	26	27
Total liabilities[1]	$99	$100
1    Total liabilities does not include amounts borrowed under the receivables securitization agreement.
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the TDS financial statements under the variable interest model.
TDS’ total investment in these unconsolidated entities was $4 million and $6 million at June 30, 2025 and December 31, 2024, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities. See Note 12 — Subsequent Events for additional information related to Investments in unconsolidated entities.
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $6 million and $250 million during the six months ended June 30, 2025 and 2024, respectively, of which $219 million in 2024, are related to USCC EIP LLC as discussed above.

Note 10 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in Array on TDS’ equity:

Six Months Ended June 30,	2025	2024
(Dollars in millions)
Net income attributable to TDS shareholders	$19	$32
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from Array's issuance of Array shares	(75)	(42)
Change in TDS' Capital in excess of par value from Array's repurchases of Array shares	(3)	—
Net transfers (to) from noncontrolling interests	(78)	(42)
Net income (loss) attributable to TDS shareholders after transfers (to) from noncontrolling interests	$(59)	$(10)
Note 11 Business Segment Information
TDS has the following reportable segments: Array Wireless, Array Towers and TDS Telecom. Array Wireless generates its revenues by providing wireless services and equipment. Array Towers generates its revenues by leasing tower space on Array-owned towers to other wireless carriers. TDS Telecom generates its revenues by providing broadband, video, voice and wireless services. The Towers segment records rental revenue and the Wireless segment records a related expense when the Wireless segment uses company-owned towers to locate its network equipment, using estimated market pricing - this revenue and expense is eliminated in consolidation.
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
Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is the segment measure of profit or loss reported to the chief operating decision maker for purposes of assessing the segments' performance and making capital allocation decisions. Adjusted EBITDA is a non-GAAP financial measure that shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of Array. TDS believes Adjusted EBITDA is a useful measure of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of TDS' financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance. TDS’ chief operating decision maker is its President and Chief Executive Officer.

Financial data for TDS’ reportable segments for the three and six months ended June 30, 2025 and 2024, is as follows.

Three Months Ended June 30, 2025	Array Wireless	Array Towers	TDS Telecom	Total
(Dollars in millions)
Revenues from external customers	$888	$28	$264	$1,180
Intersegment revenues	—	34	1	35
	888	62	265	1,215
Reconciliation of revenue:
All Other revenues[1]				6
Elimination of intersegment revenues				(35)
Total operating revenues				$1,186

Less[2]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	197	20	97
Cost of equipment and products	209	—	—
Selling, general and administrative	319	9	83
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(11)	(1)	—
Other segment items	—	—	(3)
Segment Adjusted EBITDA (Non-GAAP)	$174	$34	$89	$297

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]				(33)
Depreciation, amortization and accretion				(236)
Expenses related to strategic alternatives review (included in Selling, general and administrative)				(12)
Loss on asset disposals, net				(8)
Gain on sale of business and other exit costs, net				8
Gain on license sales and exchanges, net				4
Equity earnings of unconsolidated entities				42
Interest and dividend income				4
Interest expense				(44)
Income before income taxes				$21

Other segment disclosures
Three Months Ended or as of June 30, 2025	Array Wireless	Array Towers	TDS Telecom	Segment Total	Array	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(151)	$(12)	$(73)	$(236)		$—	$(236)
Loss on asset disposals, net	(2)	—	(6)	(8)		(1)	(9)
Gain on sale of business and other exit costs, net	—	—	8	8		—	8
Gain on license sales and exchanges, net	4	—	—	4		—	4

Investments in unconsolidated entities[3]			4	4	$444	45	493
Total assets[4]			2,903	2,903	$10,377	246	13,526
Capital expenditures	$77	$3	$90	$170		$—	$170

Three Months Ended June 30, 2024	Array Wireless	Array Towers	TDS Telecom	Total
(Dollars in millions)
Revenues from external customers	$902	$25	$266	$1,193
Intersegment revenues	—	33	1	34
	902	58	267	1,227
Reconciliation of revenue:
All Other revenues[1]				45
Elimination of intersegment revenues				(34)
Total operating revenues				$1,238

Less[2]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	194	19	98
Cost of equipment and products	211	—	—
Selling, general and administrative	313	9	80
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(12)	(1)	—
Other segment items	—	—	(2)
Segment Adjusted EBITDA (Non-GAAP)	$196	$31	$91	$318

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]				(40)
Depreciation, amortization and accretion				(232)
Expenses related to strategic alternatives review (included in Selling, general and administrative)				(13)
Loss on asset disposals, net				(9)
Loss on license sales and exchanges, net				(8)
Equity earnings of unconsolidated entities				38
Interest and dividend income				3
Interest expense				(45)
Income before income taxes				$13

Other segment disclosures
Three Months Ended or as of June 30, 2024	Array Wireless	Array Towers	TDS Telecom	Segment Total	Array	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(154)	$(11)	$(67)	$(232)		$(1)	$(233)
Loss on asset disposals, net	(5)	—	(4)	(9)		—	(9)
Loss on license sales and exchanges, net	(8)	—	—	(8)		—	(8)

Investments in unconsolidated entities[3]			4	4	$461	42	507
Total assets[4]			2,898	2,898	$10,639	335	13,872
Capital expenditures	$160	$5	$78	$243		$1	$244

Six Months Ended June 30, 2025	Array Wireless	Array Towers	TDS Telecom	Total
(Dollars in millions)
Revenues from external customers	$1,751	$56	$520	$2,327
Intersegment revenues	—	67	2	69
	1,751	123	522	2,396
Reconciliation of revenue:
All Other revenues[1]				14
Elimination of intersegment revenues				(69)
Total operating revenues				$2,341

Less[2]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	387	39	198
Cost of equipment and products	387	—	—
Selling, general and administrative	643	18	166
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(21)	(1)	—
Other segment items	—	—	(7)
Segment Adjusted EBITDA (Non-GAAP)	$355	$67	$165	$587

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]				(57)
Depreciation, amortization and accretion				(470)
Expenses related to strategic alternatives review (included in Selling, general and administrative)				(22)
Loss on asset disposals, net				(12)
Gain on sale of business and other exit costs, net				8
Gain on license sales and exchanges, net				5
Equity earnings of unconsolidated entities				78
Interest and dividend income				6
Interest expense				(82)
Income before income taxes				$42

Other segment disclosures
Six Months Ended June 30, 2025	Array Wireless	Array Towers	TDS Telecom	Segment Total	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(302)	$(23)	$(145)	$(470)	$(2)	$(472)
Loss on asset disposals, net	(3)	(1)	(8)	(12)	—	(12)
Gain on sale of business and other exit costs, net	—	—	8	8	1	9
Gain on license sales and exchanges, net	5	—	—	5	—	5

Capital expenditures	$127	$5	$149	$281	$1	$282

Six Months Ended June 30, 2024	Array Wireless	Array Towers	TDS Telecom	Total
(Dollars in millions)
Revenues from external customers	$1,826	$51	$532	$2,409
Intersegment revenues	—	65	2	67
	1,826	116	534	2,476
Reconciliation of revenue:
All Other revenues[1]				91
Elimination of intersegment revenues				(67)
Total operating revenues				$2,500

Less[2]:
Cost of services (excluding Depreciation, amortization and accretion reported below)	390	37	196
Cost of equipment and products	427	—	—
Selling, general and administrative	637	16	155
Expenses related to strategic alternatives review (included in Selling, general and administrative)	(20)	(1)	—
Other segment items	—	—	(4)
Segment Adjusted EBITDA (Non-GAAP)	$392	$64	$187	$643

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]				(64)
Depreciation, amortization and accretion				(460)
Expenses related to strategic alternatives review (included in Selling, general and administrative)				(21)
Loss on asset disposals, net				(17)
Loss on license sales and exchanges, net				(7)
Equity earnings of unconsolidated entities				80
Interest and dividend income				6
Interest expense				(88)
Income before income taxes				$71

Other segment disclosures
Six Months Ended June 30, 2024	Array Wireless	Array Towers	TDS Telecom	Segment Total	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(308)	$(21)	$(131)	$(460)	$(7)	$(467)
Gain (loss) on asset disposals, net	(10)	(1)	(6)	(17)	1	(16)
Loss on license sales and exchanges, net	(7)	—	—	(7)	—	(7)

Capital expenditures	$286	$9	$164	$459	$5	$464
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
3This item is not included in the evaluation of operating performance of the Wireless and Towers segments, and therefore is reported for "Array".
4Assets are not provided at the individual segment level for Wireless and Towers, and therefore are reported for "Array". The Array segments operate under a common capital structure, and management has historically considered its assets collectively as part of a combined wireless network.

Note 12 Subsequent Events
The following events occurred subsequent to June 30, 2025 and are not reflected in the financial results, statements, or footnotes (unless otherwise explicitly stated) for the three and six months ended June 30, 2025.
▪On July 11, 2025, TDS Telecom entered into an agreement with a third-party to sell incumbent markets in Oklahoma for a purchase price of $43 million. The transaction is expected to close in 2025, subject to customary regulatory approvals and closing conditions.
▪On July 14, 2025, Array completed the acquisition of King Street Wireless, Inc. and Sunshine Spectrum, Inc. for a total purchase price of $17 million, of which $10 million was paid in prior periods and $7 million was paid at time of closing. Following the acquisitions, King Street Wireless, King Street Wireless, Inc., Advantage Spectrum and Sunshine Spectrum, Inc., are no longer classified as variable interest entities (VIEs). The acquisitions result in the expected realization of certain deferred tax assets, and therefore TDS expects to record a reduction to valuation allowance on deferred tax assets and associated discrete income tax benefit of approximately $50 million during the three months ending September 30, 2025.
▪On July 31, 2025, Array terminated the receivables securitization agreement. In addition, the USCC Master Note Trust, a special purpose entity used to facilitate securitized borrowings using equipment installment plan receivables, was dissolved and, therefore, the entity will no longer be classified as a VIE.
▪On August 1, 2025, the sale of the wireless operations to T-Mobile closed and Array received cash proceeds of $2,629 million. TDS expects a cash income tax liability on the T-Mobile transaction of between $125 million and $175 million. The transaction included a debt exchange offer whereby debt issued by Array could be exchanged for debt issued by T-Mobile, which reduced the cash portion of the purchase price. The cash portion of the purchase price was also reduced by unearned contingent consideration of $89 million as well as other purchase price adjustments outlined in the Securities Purchase Agreement. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. Array expects to record exit and disposal costs and recognize a loss on the transaction that will be based on the carrying value of net assets sold as of the close date. As of June 30, 2025, the carrying value of the net assets sold to T-Mobile was approximately $2,400 million.
▪The debt exchange offering period concluded on August 1, 2025 and resulted in the exchange of $1,680 million of long-term debt comprised of the following Array notes: $489 million of 6.7% Senior Notes, $394 million of 6.25% Senior Notes, $402 million of 5.5% March 2070 Senior Notes and $395 million of 5.5% June 2070 Senior Notes. As a result, on August 1, 2025, after the debt exchange, Array retained $364 million of senior notes, consisting of $55 million 6.7% Senior Notes, $106 million 6.25% Senior Notes, $98 million 5.5% March 2070 Senior Notes, and $105 million 5.5% June 2070 Senior Notes. The unamortized discount and debt issuance costs related to the exchanged debt was $48 million and will be recorded as interest expense during the three months ending September 30, 2025.
▪On August 1, 2025, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array, for a minimum of 15 years, space on a minimum of 2,015 existing or to-be-constructed towers owned by Array. The MLA also provided that T-Mobile extend the license term for approximately 600 towers owned by Array for a new 15-year term commencing on August 1, 2025. In addition, the MLA provides terms and conditions for T-Mobile, at its option, to revert certain equipment back to Array and would make Array responsible for any decommissioning, remediation, restoration, or disposal costs of such assets.
▪The closing of the T-Mobile transaction triggered the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs, restructuring expenses and other wind down costs. In future periods, Array also may incur significant decommissioning costs for certain towers and equipment, and such decommissioning costs may also include remaining obligations under related ground leases. These costs may have a significant impact on Array's financial statements in future periods.
▪On August 1, 2025, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which will be payable on August 19, 2025. TDS, which owns 82.5% of the equity of Array as of June 30, 2025, will receive its pro-rata share of the special dividend.
▪On August 1, 2025, certain wireless service companies in Iowa that are not consolidated into the Array financial statements but are accounted for as equity method investments sold specific wireless assets and wireless customers to T-Mobile under separate asset purchase agreements. Array expects to receive a distribution from these transactions in August 2025.
▪On August 1, 2025, TDS terminated the commitment for the $75 million unused borrowing capacity under its unsecured term loan agreements.

▪On August 4, 2025, Array repaid the entire outstanding borrowings under all of its term loan agreements and export credit financing agreement of $863 million. Array expects to draw $325 million from its term loan agreement in August 2025.

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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.

Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified TDS that it was conducting inquiries of Array and TDS under the federal False Claims Act relating to Array’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. Array is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from two civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In November and December 2019, following the DOJ’s investigation, the DOJ informed TDS and Array that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia. In March 2023, the District Court for the District of Columbia granted Array’s motions to dismiss both actions. The private party plaintiffs appealed the district court’s orders granting the motions to dismiss. On February 11, 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the dismissal of one matter. In that matter, the private party plaintiffs petitioned the D.C. Circuit to rehear the appeal, but on April 8, 2025, the appellate court denied the petitions. The private party plaintiffs asked the Supreme Court of the United States for an extension of time to file a petition for a writ of certiorari, which the Court granted by extending the time for filing the petition until September 5, 2025. The second matter remains pending before the appellate court. TDS and Array believe that Array’s arrangements with the limited partnerships and the limited partnerships’ participation in the FCC auctions complied with applicable law and FCC rules. At this time, TDS cannot predict the outcome of the matter remaining before the appellate court.
On May 2, 2023, a putative stockholder class action was filed against TDS and Array and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed on September 1, 2023, which names TDS, Array, and certain current Array officers and directors as defendants, and alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the potential class period) regarding, among other things, Array’s business strategies to address subscriber demand, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified money damages. On November 1, 2024, the court issued a Memorandum Opinion and Order granting in part and denying in part the defendants' motion to dismiss the lawsuit. On February 28, 2025, the parties reached a settlement in principle. On April 25, 2025, the plaintiff filed a motion for preliminary approval of the settlement. A final approval hearing date is set for September 2025.
On June 18, 2024, a stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against Array, certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit took issue with the same public statements made between May 6, 2022 and November 3, 2022, alleging that the fact that the statements were made was a breach of fiduciary duty on the part of the officer and director defendants, and brought claims for indemnification and contribution against the officer and director defendants and Array. In addition to indemnification and contribution, the plaintiff sought money damages and the implementation of certain governance proposals. On May 20, 2025, the parties filed an agreed order dismissing the case with prejudice as to the named plaintiff and otherwise without prejudice, and the order was granted by the court on May 22, 2025.
On January 31, 2025, a second stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit makes similar claims as in the derivative lawsuit filed in 2024, and seeks similar relief. On April 1, 2025, the parties in both Cook County derivative suits jointly filed a motion seeking to consolidate the two lawsuits. The court denied the motion for consolidation on May 6, 2025. On July 21, 2025, a motion to intervene in the lawsuit was filed by the stockholder plaintiff who filed a stockholder derivative lawsuit in the United States District Court for the Northern District of Illinois and subsequently dismissed that lawsuit. The defendants filed a motion to dismiss the lawsuit on July 23, 2025.
On March 4, 2025, a third stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois against certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit made similar claims as those in the Cook County derivative lawsuits, and in addition alleged claims against the director and officer defendants for violations of Section 10(b) of the Securities Exchange Act of 1934, and sought similar relief to the Cook County derivative lawsuits. On June 4, 2025, the plaintiff filed a notice of voluntary dismissal of the lawsuit without prejudice and on June 6, 2025, the court dismissed the case without prejudice.
TDS is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. TDS intends to contest plaintiffs' claims vigorously on the merits.

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the second quarter of 2025.
The maximum dollar value of shares that may yet be purchased under this program was $132 million as of June 30, 2025. There were no purchases made by or on behalf of TDS, or any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of TDS’ directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).

Exhibits

Exhibit Number	Description of Documents

Exhibit 4.1
Twelfth Supplemental Indenture, dated as of June 17, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A., related to the Registrant’s 6.700% Senior Notes due 2033, is hereby incorporated by reference from Exhibit 4.1 to Array's Current Report on Form 8-K dated June 17, 2025.

Exhibit 4.2
Thirteenth Supplemental Indenture, dated as of June 17, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A., related to the Registrant’s 6.250% Senior Notes due 2069, is hereby incorporated by reference from Exhibit 4.2 to Array's Current Report on Form 8-K dated June 17, 2025.

Exhibit 4.3
Fourteenth Supplemental Indenture, dated as of June 17, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A., related to the Registrant’s 5.500% Senior Notes due 2070 (March), is hereby incorporated by reference from Exhibit 4.3 to Array's Current Report on Form 8-K dated June 17, 2025.

Exhibit 4.4
Fifteenth Supplemental Indenture, dated as of June 17, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A., related to the Registrant’s 5.500% Senior Notes due 2070 (June), is hereby incorporated by reference from Exhibit 4.4 to Array's Current Report on Form 8-K dated June 17, 2025.

Exhibit 4.5	Third Amendment to Credit Agreement, between TDS as Borrower and Export Development Canada as Lender, dated as of June 20, 2025.

Exhibit 4.6
Fourth Amended and Restated Credit Agreement among the Registrant, CoBank, ACB, as Administrative Agent, and the other lenders party thereto, dated June 25, 2025, is hereby incorporated by reference Exhibit 4.1 to Array's Current Report on Form 8-K dated June 25, 2025.

Exhibit 10.1	Form of TDS 2022 Long-Term Incentive Plan 2025 Performance Share Award Agreement.

Exhibit 10.2	Form of TDS 2022 Long-Term Incentive Plan 2025 Restricted Stock Unit Award Agreement.

Exhibit 10.3	Transition Agreement between TDS Telecom Service LLC and James Butman, is hereby incorporated by reference from Exhibit 10.1 to TDS' Current Report on Form 8-K dated July 3, 2025.

Exhibit 10.4*
Master License Agreement, dated as of August 1, 2025, between ADI Leasing Company, LLC and T-Mobile USA, Inc., is hereby incorporated by reference from Exhibit 10.1 to TDS' Current Report on Form 8-K dated July 31, 2025.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.
*Portions of this Exhibit have been omitted pursuant to Item 601(b) of Regulation S-K promulgated under the Exchange Act.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	46	-	50
		Notes to Consolidated Financial Statements	54	-	65

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	33

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

	Item 4.	Controls and Procedures	71

Part II.	Other Information

	Item 1.	Legal Proceedings	72

	Item1A.	Risk Factors	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

	Item 5.	Other Information	74

	Item 6.	Exhibits	75

Signatures			77

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 11, 2025	/s/ Walter C. D. Carlson
Walter C. D. Carlson President and Chief Executive Officer (principal executive officer)

Date:	August 11, 2025	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)