Form 10-Q
period 2025-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2025-11-07
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2025, is 108.0 million Common Shares, $.01 par value, and 7.5 million Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2025

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and nine months ended September 30, 2025, to the three and nine months ended September 30, 2024. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2024. Certain numbers included herein are rounded to thousands or millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
On August 1, 2025, United States Cellular Corporation, a 82.0%-owned subsidiary of TDS, changed its name to Array Digital Infrastructure, Inc. (Array). Array is used throughout this report even when referring to historical periods.
General
TDS is a diversified telecommunications company that provides high-quality communications services. Array leases tower space to tenants and provides ancillary services, holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. TDS also provides broadband, video, voice and wireless services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). TDS operates entirely in the United States. See Note 14 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.

* Represents revenues related to continuing operations.

TDS Mission and Strategy
TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its people, and its communities. In pursuing this mission, TDS seeks to grow its businesses, create opportunities for its associates, support the communities it serves, and build value for its shareholders. Since its founding, TDS has been committed to bringing high-quality communications services to rural and underserved communities.
TDS’ strategy has been to re-invest the majority of its operating capital in its businesses to strengthen their competitive positions and financial performance, while also returning value to TDS shareholders.
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
▪Array seeks to grow tower revenue primarily through increasing colocations on existing towers and amendments to existing colocations. Array seeks to provide unique tower locations, attractive terms and streamlined implementation to wireless network operators, internet service providers, government and public safety agencies, broadcast and media companies, and other businesses.
▪Array holds noncontrolling interests in primarily wireless operating companies that generate material amounts of income and cash distributions.
▪Array holds wireless spectrum that is subject to sale agreements described below, and additional wireless spectrum not subject to pending sale agreements that Array seeks to opportunistically monetize.
▪Through July 31, 2025, Array provided wireless communication services; these operations and certain wireless spectrum licenses were disposed of on August 1, 2025, as discussed further below.
Following the conclusion of the strategic alternatives review process for Array, TDS will focus its strategic efforts on its remaining businesses. TDS also expects to have additional opportunities to invest further in its remaining businesses, improve its liquidity and return value to its shareholders.
Strategic Alternatives Review
In August 2023, TDS and Array announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for Array. On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) under a Securities Purchase Agreement (Securities Purchase Agreement). Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. Certain of these amounts are subject to final adjustment approximately 180 days after the closing date. As of September 30, 2025, Array recorded an estimated purchase price true-up due to T-Mobile of $20.2 million. At closing, Array and T-Mobile entered into a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. In addition, at closing, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array space on towers owned by Array. The wireless operations and select spectrum assets sold to T-Mobile are presented as discontinued operations throughout this report. See Note 2 — Discontinued Operations in Notes to Consolidated Financial Statements for additional information.

In addition to the sale of Array's wireless operations and select spectrum assets sold to T-Mobile pursuant to the Securities Purchase Agreement, Array also separately entered into the following agreements to sell spectrum license assets.

Spectrum Licenses	Buyer	Purchase Price	Book Value as of September 30, 2025	Signing Date	Estimated Close Date[1]
(Dollars in thousands)
AWS, Cellular and PCS	Verizon	$1,000,000	$588,760	October 17, 2024	Q3 2026
3.45 GHz and 700 MHz	AT&T	$1,018,044	$861,020	November 6, 2024	Q4 2025 - 1H 2026
700 MHz	T-Mobile	$85,000	$64,351	August 29, 2025	2026
600 MHz	T-Mobile	$86,387	$86,454	October 7, 2025	2026
1     These license transactions are subject to regulatory approval and other customary closing conditions, and in the case of the sale to Verizon, the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. The timing of regulatory approval may be impacted by the duration of the ongoing shutdown of the U.S. federal government. See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon, AT&T and T-Mobile spectrum transactions signed during 2024 and 2025, and seeks to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements. In addition to the transactions at Array, TDS Telecom continues to explore opportunities to transform its business operations given the change in scale of the overall TDS organization following the divestiture of the wireless operations. The processes occurring at Array and TDS Telecom, which are being directed at the TDS enterprise level, are collectively referred to as the strategic alternatives review throughout this report.
TDS incurred third-party expenses related to the announced transactions and strategic alternatives review of $4.1 million and $6.2 million for the three and nine months ended September 30, 2025, respectively, and $1.5 million and $31.1 million for the three and nine months ended September 30, 2024, respectively, which are included in Selling, general and administrative (SG&A) and Cost of operations expenses for continuing operations.

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
▪Colocations – represents instances where a third-party leases space on a company-owned tower.
▪Adjusted EBITDA – non-GAAP metric referring to earnings before interest, taxes, depreciation, amortization and accretion, gains and losses and other nonrecurring expenses. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
▪Adjusted OIBDA – non-GAAP measure referring to operating income before depreciation, amortization and accretion, gains and losses and other nonrecurring expenses. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information.
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
▪Tower Tenancy Rate – calculated as total number of colocations divided by total number of towers.
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

Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2025, to the three and nine months ended September 30, 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in thousands)
Operating revenues
TDS Telecom	$255,111	$262,662	(3)%	$777,403	$796,562	(2)%
Array	47,119	25,739	83%	102,632	76,845	34%
All other[1]	6,291	39,096	(84)%	17,460	128,223	(86)%
Total operating revenues	308,521	327,497	(6)%	897,495	1,001,630	(10)%
Operating expenses
TDS Telecom	263,403	252,476	4%	771,865	740,707	4%
Array	100,432	185,906	(46)%	203,761	308,061	(34)%
All other[1]	12,660	38,843	(67)%	36,084	161,000	(78)%
Total operating expenses	376,495	477,225	(21)%	1,011,710	1,209,768	(16)%
Operating income (loss)
TDS Telecom	(8,292)	10,186	N/M	5,538	55,855	(90)%
Array	(53,313)	(160,167)	67%	(101,129)	(231,216)	56%
All other[1]	(6,369)	253	N/M	(18,624)	(32,777)	43%
Total operating income (loss)	(67,974)	(149,728)	55%	(114,215)	(208,138)	45%
Other income (expense)
Equity in earnings of unconsolidated entities	69,838	43,415	61%	149,309	125,117	19%
Interest and dividend income	15,663	7,952	97%	28,044	20,268	38%
Interest expense	(47,278)	(32,694)	(45)%	(100,352)	(78,918)	(27)%
Short-term imputed spectrum lease income	30,413	—	N/M	30,413	—	N/M
Other, net	5,347	1,035	N/M	10,464	3,081	N/M
Total other income	73,983	19,708	N/M	117,878	69,548	69%
Income (loss) before income taxes	6,009	(130,020)	N/M	3,663	(138,590)	N/M
Income tax expense (benefit)	(72,772)	(30,656)	N/M	(85,119)	(36,795)	N/M
Net income (loss) from continuing operations	78,781	(99,364)	N/M	88,782	(101,795)	N/M
Less: Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax	21,236	(16,222)	N/M	25,903	(11,313)	N/M
Net income (loss) from continuing operations attributable to TDS shareholders	57,545	(83,142)	N/M	62,879	(90,482)	N/M

Net income (loss) from discontinued operations	(151,899)	20,825	N/M	(132,150)	68,153	N/M
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests, net of tax	(12,604)	3,421	N/M	(6,563)	11,238	N/M
Net income (loss) from discontinued operations attributable to TDS shareholders	(139,295)	17,404	N/M	(125,587)	56,915	N/M

Net income (loss)	(73,118)	(78,539)	7%	(43,368)	(33,642)	(29)%
Less: Net income (loss) attributable to noncontrolling interests, net of tax	8,632	(12,801)	N/M	19,340	(75)	N/M
Net income (loss) attributable to TDS shareholders	(81,750)	(65,738)	(24)%	(62,708)	(33,567)	(87)%
TDS Preferred Share dividends	17,306	17,306	—	51,919	51,919	—
Net income (loss) attributable to TDS common shareholders	$(99,056)	$(83,044)	(19)%	$(114,627)	$(85,486)	(34)%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in thousands)
Adjusted OIBDA (Non-GAAP)[2]	$77,833	$57,816	35%	$198,119	$201,595	(2)%
Adjusted EBITDA from continuing operations (Non-GAAP)[2]	$168,681	$110,218	53%	$385,936	$350,061	10%
Capital expenditures[3]	$109,998	$83,684	31%	$268,729	$259,292	4%
Numbers may not foot due to rounding.
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
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS' share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. The noncontrolling interests in three entities managed by Array in the state of Iowa that sold their wireless operations to T-Mobile in three separate transactions on August 1, 2025, the same date that Array sold its wireless operations to T-Mobile. As a result of the Iowa entities' sale of their wireless operations, these entities recognized a gain on sale, and Array's proportionate share of that gain was included in Equity in earnings of unconsolidated entities in the amount of $34.1 million, which was the primary driver of the year-over-year increase in the three and nine months ended September 30, 2025. See Note 9 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest expense
Interest expense increased for the three and nine months ended September 30, 2025 due primarily to the write-off of unamortized debt costs for TDS debt facilities that were repaid in August 2025, a borrowing on the Array CoBank term loan in August 2025 and lower capitalized interest at Array. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense (benefit)
Income tax benefit on continuing operations increased for the three and nine months ended September 30, 2025, due primarily to favorable reductions to valuation allowances related to deferred tax assets that are now likely to be realized by the taxable income generated from the sale of wireless operations and select spectrum assets to T-Mobile, and/or the pending License Purchase Agreements currently classified as held for sale as of September 30, 2025. This increase was partially offset by a decrease in the deferred tax benefit on the impairment of certain wireless spectrum licenses, which was smaller in the third quarter of 2025 than the impairment recorded in the third quarter of 2024.
On July 4, 2025, H.R.1 – the One big beautiful bill Act (“OBBBA”) was enacted into law. The OBBBA makes several impactful changes, including 100% bonus depreciation, domestic research cost expensing, and increasing the business interest expense limitation threshold. The Company expects these changes to result in favorable deferral of cash taxes in 2025 and future periods.
Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands)
Array noncontrolling public shareholders’	$20,125	$(16,508)	$23,474	$(16,818)
Noncontrolling shareholders’ or partners’	1,111	286	2,429	5,505
Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax	$21,236	$(16,222)	$25,903	$(11,313)
Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of Array’s net income from continuing operations, the noncontrolling shareholders’ or partners’ share of certain Array subsidiaries’ net income from continuing operations and other TDS noncontrolling interests.

Net income (loss) from discontinued operations attributable to TDS shareholders
Net income (loss) from discontinued operations attributable to TDS shareholders decreased for the three and nine months ended September 30, 2025 as a result of the sale of the wireless operations on August 1, 2025 and the corresponding loss on sale recognized on that date. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the components of Net income (loss) from discontinued operations.

Earnings
(Dollars in millions)

$500
$400
$300
$200
$100
$0
$(100)
$(200)
$110
$(99)
$79
$169
$350
$(102)
$89
$386
Q3 2024
Q3 2025
YTD 2024
YTD 2025
Net income (loss) from continuing operations
Adjusted EBITDA from continuing operations*

Three and Nine Months Ended
Net income increased due primarily to lower operating expenses, an income tax benefit, short-term imputed spectrum lease income and higher equity in earnings of unconsolidated entities, partially offset by lower operating revenues and higher interest expense.
Adjusted EBITDA increased due primarily to lower operating expenses and higher equity in earnings of unconsolidated entities, partially offset by lower operating revenues.
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

Operational Overview — TDS Telecom
Total Service Address Mix
As of September 30,

TDS Telecom increased its service addresses 5% from a year ago to 1.8 million as of September 30, 2025 through footprint expansion. TDS Telecom serves 46% of incumbent service addresses with fiber.
TDS Telecom offers 1Gig+ service to 76% of its total footprint as of September 30, 2025, compared to 74% a year ago.

As of or for the Quarter Ended September 30,	2025	2024	2025 vs. 2024
Residential connections
Broadband
Incumbent Fiber	123,500	115,900	7%
Incumbent Copper	102,000	125,600	(19)%
Expansion Fiber	150,700	115,300	31%
Cable	186,100	195,900	(5)%
Total Broadband	562,400	552,700	2%
Video	114,300	122,100	(6)%
Voice	242,200	271,300	(11)%
Wireless	2,200	—	N/M
Total Residential Connections	921,100	946,100	(3)%
Commercial connections	180,300	197,200	(9)%
Total connections	1,101,300	1,143,300	(4)%

Total residential fiber net adds	11,200	10,400
Total residential broadband net adds	4,600	2,700

Residential fiber churn	1.5%	1.3%
Total residential broadband churn	1.7%	1.7%
N/M - Percentage change not meaningful
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connection declines, partially offset by broadband connection growth.
Q3 2024 total connections include 22,600 connections that were part of subsequent divestitures.

Residential Broadband Connections by Speed
As of September 30,
Residential broadband customers continue to take higher speeds with 84% on 100 Mbps or higher products and 31% on 1Gig+ products.

Residential Revenue per Connection

Total residential revenue per connection increased by less than 1% for the three months ended September 30, 2025, and increased 1% for the nine months ended September 30, 2025, due primarily to price increases, partially offset by customer product mix.

Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2025, to the three and nine months ended September 30, 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in thousands)
Residential
Incumbent	$81,910	$89,682	(9)%	$252,168	$269,231	(6)%
Expansion	39,610	28,878	37%	110,596	82,740	34%
Cable	60,231	67,158	(10)%	186,253	205,657	(9)%
Total residential	181,751	185,718	(2)%	549,017	557,628	(2)%
Commercial	34,066	36,304	(6)%	103,317	110,190	(6)%
Wholesale	39,153	40,438	(3)%	124,534	128,157	(3)%
Total service revenues	254,970	262,460	(3)%	776,868	795,975	(2)%
Equipment revenues	141	202	(30)%	535	587	(9)%
Total operating revenues	255,111	262,662	(3)%	777,403	796,562	(2)%

Cost of operations (excluding Depreciation, amortization and accretion reported below)	102,253	101,107	1%	300,265	296,768	1%
Cost of equipment and products	182	211	(14)%	562	514	9%
Selling, general and administrative	79,201	80,814	(2)%	244,905	236,134	4%
Depreciation, amortization and accretion	78,901	67,664	17%	223,478	198,947	12%
(Gain) loss on asset disposals, net	22	2,680	(99)%	7,890	8,344	(5)%
(Gain) loss on sale of business and other exit costs, net	2,844	—	N/M	(5,235)	—	N/M
Total operating expenses	263,403	252,476	4%	771,865	740,707	4%

Operating income (loss)	$(8,292)	$10,186	N/M	$5,538	$55,855	(90)%

Net income	$(282)	$9,391	N/M	$19,329	$50,893	(62)%
Adjusted OIBDA (Non-GAAP)[1]	$76,972	$80,530	(4)%	$235,168	$263,146	(11)%
Adjusted EBITDA (Non-GAAP)[1]	$80,491	$82,796	(3)%	$245,352	$269,402	(9)%
Capital expenditures[2]	$102,429	$77,904	31%	$251,486	$242,069	4%
N/M - Percentage change not meaningful.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2025 and 2024
(Dollars in millions)

Operating Revenues
Nine Months Ended September 30, 2025 and 2024
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues decreased for the three and nine months ended September 30, 2025, due primarily to divestitures and declines in legacy markets, partially offset by growth in expansion markets and price increases.
Commercial revenues decreased for the three and nine months ended September 30, 2025, due primarily to declining connections in CLEC markets and divestitures.
Wholesale revenues decreased for the three and nine months ended September 30, 2025, due primarily to divestitures and the continued decline of special access circuits, partially offset by discrete reserve adjustments.
Total operating revenues decreased for the three and nine months ended September 30, 2025 by $5.9 million and $15.3 million, respectively, due to the 2024 and 2025 divestitures.

Cost of operations
Cost of operations increased for the three months ended September 30, 2025, due primarily to an increase in lease acceleration costs, partially offset by lower video programming costs.
Cost of operations increased for the nine months ended September 30, 2025, due primarily to employee-related expenses and lease acceleration costs, partially offset by lower video programming and maintenance costs.
Selling, general and administrative
SG&A expenses decreased for the three months ended September 30, 2025, due primarily to lower bad debts expense, partially offset by an increase in lease acceleration costs.
SG&A expenses increased for the nine months ended September 30, 2025, due primarily to employee-related expenses and lease acceleration costs, partially offset by lower bad debts expense and property taxes.
Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for the three and nine months ended September 30, 2025, due primarily to changes in asset useful lives and capital expenditures on fiber assets.

ARRAY OPERATIONS
Business Overview
Array connects America through digital infrastructure by leasing tower space to tenants and providing ancillary services. Array also holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of September 30, 2025, Array is an 82.0%-owned subsidiary of Telephone and Data Systems, Inc. (TDS). Through July 31, 2025, Array provided wireless communication services; these operations and certain wireless spectrum licenses were disposed of on August 1, 2025, as discussed further above.
Towers
Array seeks to grow tower revenue primarily through increasing colocations on existing towers and amendments to existing colocations. Array seeks to provide unique tower locations, attractive terms and streamlined implementation to wireless network operators, internet service providers, government and public safety agencies, broadcast and media companies, and other businesses. As of September 30, 2025, Array owns 4,449 towers in 19 U.S. states.
Noncontrolling interest investments
Array holds noncontrolling interests in primarily wireless operating companies that generate material amounts of income and cash distributions. These entities primarily consist of wireless entities managed by Verizon and AT&T. The noncontrolling wireless entities managed by Array also sold their wireless operations to T-Mobile in separate transactions on August 1, 2025, coterminous with the sale of Array's consolidated wireless operations sold to T-Mobile on the same date. Going forward, these noncontrolling entities that are managed by Array consist primarily of tower operations.
Retained spectrum
Array holds wireless spectrum that is subject to sale agreements described above, and additional wireless spectrum not subject to pending sale agreements that Array seeks to opportunistically monetize. As of September 30, 2025, the book value of the remaining spectrum not subject to pending sale agreements was $1,591.2 million and includes primarily C-Band spectrum. Array incurred costs related to the management of the retained spectrum of $2.4 million during the three months ended September 30, 2025.

As of September 30, 2025
Owned towers	4,449
Number of colocations[1]	4,517
Tower tenancy rate[1]	1.02
1    Excludes Interim Sites whereby T-Mobile is leasing up to 1,800 sites for a period of up to 30 months subject to the terms and conditions of the MLA.

Financial Overview — Array
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2025, to the three and nine months ended September 30, 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
(Dollars in thousands)
Operating revenues
Site rental	$45,838	$25,669	79%	$99,663	$76,591	30%
Services	1,281	70	NM	2,969	254	NM
Total operating revenues	47,119	25,739	83%	102,632	76,845	34%
Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	20,976	18,263	15%	56,662	52,822	7%
Selling, general and administrative	20,525	21,176	(3)%	69,063	78,997	(13)%
Depreciation, amortization and accretion	11,868	12,237	(3)%	35,860	35,058	2%
Loss on impairment of licenses	47,679	136,234	(65)%	47,679	136,234	(65)%
(Gain) loss on asset disposals, net	707	196	N/M	620	590	5%
(Gain) loss on license sales and exchanges, net	(1,323)	(2,200)	40%	(6,123)	4,360	N/M
Total operating expenses	100,432	185,906	(46)%	203,761	308,061	(34)%
Operating income (loss)	(53,313)	(160,167)	67%	(101,129)	(231,216)	56%
Other income (expense)
Equity in earnings of unconsolidated entities	69,811	43,109	62%	147,453	123,445	19%
Interest and dividend income	8,909	3,552	N/M	15,267	9,076	68%
Interest expense	(8,855)	(4,241)	N/M	(16,233)	(9,201)	(76)%
Short-term imputed spectrum lease income	30,413	—	N/M	30,413	—	N/M
Other, net	254	—	N/M	253	—	N/M
Total other income (expense)	100,532	42,420	N/M	177,153	123,320	44%
Income (loss) before income taxes	47,219	(117,747)	N/M	76,024	(107,896)	N/M
Income tax expense (benefit)	(62,701)	(22,046)	N/M	(54,479)	(15,600)	N/M
Net income (loss) from continuing operations	$109,920	$(95,701)	N/M	$130,503	$(92,296)	N/M

Adjusted OIBDA from continuing operations (Non-GAAP)[1]	$6,107	$(12,447)	N/M	$(20,744)	$(35,061)	41%
Adjusted EBITDA from continuing operations (Non-GAAP)[1]	$85,081	$34,214	N/M	$142,229	$97,460	46%
Capital expenditures from continuing operations[2]	$7,927	$4,406	80%	$16,978	$11,570	47%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Tower site rental revenues increased for the three and nine months ended September 30, 2025, primarily as a result of the execution of the T-Mobile MLA, pursuant to which T-Mobile leases space on an additional minimum 2,015 Array-owned towers for a minimum of 15 years and leases space on approximately 1,800 Array-owned towers on an interim basis. The duration of the interim lease is 30 months, and T-Mobile may cancel such interim leases at their option on a tower-by-tower basis at any time. We expect T-Mobile to cancel the interim leases prior to the full 30-month duration, and expect revenue to decline correspondingly. Revenue from the interim leases in the three months ended September 30, 2025, which represents two months of revenue from the August 1, 2025 MLA commencement date, was $5.4 million. Further, the MLA extends the license term for approximately 600 existing T-Mobile colocations on Array towers for a new 15-year term commencing on August 1, 2025.
Site rental revenues from Echostar Communications could be negatively impacted in future periods; see Risk Factors in this report for additional information.
Array fully insourced sales and leasing operations in early 2025, and as a result of this change, began retaining application and related fees in 2025. Prior to this operational change, a large majority of these fees were retained by the outsourced provider as a component of their compensation.
Cost of operations
Cost of operations increased in the three months ended September 30, 2025 primarily due to an increase in cell site ground rent, partially attributable to a discrete ground rent benefit recorded in the three months ended September 30, 2024. For the nine months ended September 30, 2025, Cost of operations increased both due to cell site ground rent increases related to annual escalators and additional sites, and increased cell site maintenance expenses.
Selling, general and administrative
SG&A expenses decreased for the three and nine months ended September 30, 2025, due primarily to decreases in various general and administrative expenses, partially offset by an increase in bad debts expense. Array estimates that approximately 40% of SG&A expenses in the three months ended September 30, 2025 include costs to support the following activities: wireless operations prior to divestiture that are not reflected as discontinued operations, wireless operations winddown costs incurred after the August 1, 2025 close date, administrative expenses associated with managing spectrum assets, and expenses associated with the ongoing strategic alternatives review. Array expects legacy wireless operations winddown expenses to persist at third quarter of 2025 levels into the first half of 2026, and while some winddown expenses will remain after that time (e.g., legal matters, taxes), Array expects such winddown expenses to begin declining in the second half of 2026.
Loss on impairment of licenses
Loss on impairment of licenses decreased for the three and nine months ended September 30, 2025, due to decreases in the amount of impairments recorded on wireless spectrum licenses. See Note 8 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information regarding these impairments.
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents Array’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. Array holds noncontrolling interests in three entities in the state of Iowa that sold their wireless operations to T-Mobile in three separate transactions on August 1, 2025, the same date that Array sold its wireless operations to T-Mobile. As a result of the Iowa entities' sale of their wireless operations, these entities recognized a gain on sale, and Array's proportionate share of that gain was included in Equity in earnings of unconsolidated entities in the amount of $34.1 million, which was the primary driver of the year-over-year increase in the three and nine months ended September 30, 2025. See Note 9 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest and dividend income
Interest and dividend income increased for the three and nine months ended September 30, 2025 primarily due to an increase in interest income earned on the proceeds from the sale of the wireless operations to T-Mobile.
Interest expense
Interest expense from continuing operations excludes interest costs in all periods associated with term loans repaid, and debt exchanged, in conjunction with the sale of Array's wireless operations to T-Mobile. As a result, the increase in interest expense is primarily attributable to the new term loan that Array entered into during the three months ended September 30, 2025.

Short-term imputed spectrum lease income
Short-term imputed lease income increased for the three and nine months ended September 30, 2025 due to the execution of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year. The portion of the purchase price allocated to the use of this spectrum will be amortized over one year.
Income tax expense (benefit)
Income tax benefit on continuing operations increased for the three and nine months ended September 30, 2025, due primarily to favorable reductions to valuation allowances related to deferred tax assets that are now likely to be realized by the taxable income generated from the sale of wireless operations and select spectrum assets to T-Mobile, and/or the pending License Purchase Agreements currently classified as held for sale as of September 30, 2025. This increase was partially offset by a decrease in the deferred tax benefit on the impairment of certain wireless spectrum licenses, which was smaller in the third quarter of 2025 than the impairment recorded in the third quarter of 2024.

Liquidity and Capital Resources
Sources of Liquidity
TDS believes that existing cash and investment balances, distributions from unconsolidated entities, expected cash flows from operating activities, expected and potential dispositions, dividends and funds available under its financing agreements will provide sufficient liquidity for TDS to meet its day-to-day operating needs and debt service requirements. In addition, TDS retains the ability, as described below, to reduce its capital expenditures to lower its funding needs.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal. TDS does not have direct access to Array cash. TDS expects a cash income tax liability on the T-Mobile transaction of between $75.0 million and $125.0 million, most of which will be paid during the three months ending December 31, 2025.

Cash and Cash Equivalents
(Dollars in millions)

The majority of TDS’ Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

Financing
Revolving Credit Agreements
TDS and Array have unsecured revolving credit agreements with maximum borrowing capacities of $400.0 million and $300.0 million, respectively. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity. In April 2025, TDS and Array amended the revolving credit agreements to extend the maturity dates to July 2027 and allow for permitted dispositions, as specified in the amendments. The amendments also included a provision that was triggered upon the sale of the Array wireless operations to T-Mobile, which occurred on August 1, 2025, which accelerated the maturity dates to April 2026. Additionally, the amendment to the Array revolving credit agreement included a provision that will be triggered upon Array receiving net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $500.0 million, which provision will automatically reduce the maximum borrowing capacity of the Array revolving credit agreement from $300.0 million to $150.0 million five business days after Array's receipt of such net proceeds. As of September 30, 2025, there were no outstanding borrowings under the agreements, except for letters of credit, and TDS' and Array's unused borrowing capacity was $399.4 million and $299.9 million, respectively.
Unsecured Term Loan Agreements
In August 2025, TDS repaid the entire outstanding borrowings under all of its unsecured term loan agreements of $781.3 million.
In August 2025, Array repaid the entire outstanding borrowings under its unsecured term loan agreements of $713.3 million.

In August 2025, Array borrowed $325.0 million under a term loan agreement with CoBank, ACB. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%.
Secured Term Loan Agreement
In August 2025, TDS repaid the entire outstanding borrowing under its secured term loan agreement of $300.0 million. TDS incurred a termination penalty of $8.9 million as a result of the repayment.
Export Credit Financing Agreements
At September 30, 2025, TDS has a term loan credit facility with Export Development Canada with $150.0 million of principal outstanding.
In August 2025, Array repaid the entire outstanding borrowings under its term loan agreement with Export Development Canada of $150.0 million.
Receivables Securitization Agreement
Array, through its subsidiaries, had a receivables securitization agreement that permitted securitized borrowings using its equipment installment plan receivables. In May 2025, Array repaid the entire outstanding borrowings under the agreement of $2.0 million. In July 2025, Array terminated the receivables securitization agreement.
Debt Covenants
The TDS and Array revolving credit agreements, term loan agreement with CoBank and the TDS export credit financing agreement require TDS or Array, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Following the sale of the Array wireless operations to T-Mobile, TDS and Array are required to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00. TDS and Array are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and Array believe they were in compliance as of September 30, 2025 with all such financial covenants.

Other Long-Term Debt
The T-Mobile transaction to sell the wireless operations and select spectrum assets included a debt exchange offer whereby debt issued by Array could be exchanged for debt issued by T-Mobile, which reduced the cash portion of the purchase price. The debt exchange offering closed on August 5, 2025 and resulted in the exchange of $1,680.1 million of long-term debt comprised of the following Array notes: $488.9 million of 6.7% Senior Notes, $394.2 million of 6.25% Senior Notes, $401.5 million of 5.5% March 2070 Senior Notes and $395.5 million of 5.5% June 2070 Senior Notes. As a result, on August 5, 2025, after the debt exchange, Array retained $363.9 million of senior notes, consisting of $55.1 million of 6.7% Senior Notes, $105.8 million of 6.25% Senior Notes, $98.5 million of 5.5% March 2070 Senior Notes, and $104.5 million of 5.5% June 2070 Senior Notes. The write-off of the unamortized discount and debt issuance costs related to the exchanged debt of $47.7 million was recorded to (Gain) loss on sale of business and other exit costs, net within discontinued operations during the three months ended September 30, 2025.
See Note 11 — Debt in the Notes to Consolidated Financial Statements for additional information related to financing activities.

Credit Ratings
On August 1, 2025, Standard & Poor’s updated the TDS and Array issuer credit ratings from BB to BBB- with a stable outlook. On August 8, 2025, Moody’s confirmed the TDS and Array Ba1 issuer credit ratings and changed the outlook to stable. On September 2, 2025, Fitch Ratings confirmed the TDS and Array BB+ issuer credit ratings and changed the outlook to stable.
Capital Expenditures
Capital expenditures for continuing operations (i.e., additions to property, plant and equipment), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2025 and 2024, were as follows:

Capital Expenditures
(Dollars in millions)

TDS Telecom’s capital expenditures for the nine months ended September 30, 2025 and 2024, were $251.5 million and $242.1 million, respectively.
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

Array's capital expenditures for the nine months ended September 30, 2025 and 2024, were $17.0 million and $11.6 million, respectively. Capital expenditures were used principally for tower maintenance, purchases of land interests and tower builds.

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
See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information related to divestitures.
Other Obligations
TDS will require capital for future spending on existing contractual obligations, including long-term debt obligations; preferred stock dividend obligations; lease commitments; and E-ACAM obligations. Refer to Liquidity and Capital Resources within this MD&A for additional information.

Common Share Repurchase Program
During the nine months ended September 30, 2025, TDS repurchased 1,077,564 Common Shares for $40.7 million at an average cost per share of $37.77. As of September 30, 2025, the total maximum dollar value of the TDS Common Shares that may yet be repurchased under TDS' program was $91.3 million. For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
During the nine months ended September 30, 2025, Array repurchased 328,835 Common Shares for $20.9 million at an average cost per share of $63.49. As of September 30, 2025, the total cumulative amount of Array Common Shares authorized to be repurchased is 658,107.
Dividends
TDS paid quarterly dividends per outstanding share of $0.04 in the third quarter of 2025 and 2024. The TDS Board of Directors may continue to declare regular cash dividends. It is uncertain at this time how the outcome of the strategic review process for Array, TDS' available opportunities to reinvest in its businesses, or TDS' ongoing liquidity needs, may impact the decisions of the TDS Board of Directors regarding the declaration of future cash dividends.

TDS paid quarterly dividends per outstanding Series UU depositary share (each representing 1/1,000th of a Preferred Share) of $0.414 in the third quarter of 2025 and 2024.

TDS paid quarterly dividends per outstanding Series VV depositary share (each representing 1/1,000th of a Preferred Share) of $0.375 in the third quarter of 2025 and 2024.

Array has not paid any regular cash dividends in recent periods. In conjunction with the close of the transaction of the sale of Array's wireless operations to T-Mobile on August 1, 2025, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which was paid on August 19, 2025. TDS, which owns 82.0% of the equity of Array as of September 30, 2025, received its pro-rata share of the special dividend. Array expects its pending sales of spectrum licenses to AT&T and Verizon, which are subject to regulatory approvals and customary closing conditions, to deliver substantial proceeds and expects its Board of Directors to declare special dividends upon closure of these transactions. The Array Board of Directors may declare regular cash dividends after the close of these transactions.

Consolidated Cash Flow Analysis
The following discussion summarizes TDS' cash flow activities for the nine months ended September 30, 2025 and 2024. Cash flows may fluctuate from quarter to quarter and year to year due to timing and other factors. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.
2025 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $554.0 million. Net cash provided by operating activities related to continuing operations was $224.8 million due to net income of $88.8 million adjusted for non-cash items of $124.1 million and distributions received from unconsolidated entities of $149.7 million. Distributions from noncontrolling wireless entities managed by Array included a special distribution of $42.5 million related to the proceeds received by three entities in the state of Iowa that sold their wireless operations to T-Mobile on August 1, 2025. In addition, distributions from certain equity method investments operated by Verizon included a special distribution of $25.3 million related to proceeds received by Verizon managed entities related to Verizon's tower transaction with Vertical Bridge that closed in December 2024. This was partially offset by lower current year distributions due to adjustments made by certain equity method investees for prior period activity. The changes in working capital items which decreased net cash by $137.8 million were primarily driven by the payment of associate bonuses, deferred revenue related to spectrum leases and the timing of tax payments, partially offset by the timing of vendor payments. Net cash provided by operating activities related to discontinued operations were $345.5 million.
Cash flows used in investing activities related to continuing operations were $233.7 million, due primarily to payments for property, plant and equipment of $262.1 million, partially offset by cash received from divestitures of $29.4 million. Cash flows used for investing activities related to discontinued operations were $2,462.4 million.
Cash flows used for financing activities related to continuing operations were $2,224.5 million, due primarily to repayments on TDS and Array long-term debt agreements of $1,961.8 million, the payment of $358.6 million in Array dividends, tax withholdings, net of cash receipts, for Array stock-based compensation awards of $63.5 million due to Array awards that accelerated upon change in control and associate terminations, the payment of $65.8 million in TDS dividends, the repurchase of TDS Common Shares of $40.7 million, the repurchase of Array Common Shares of $21.4 million and distributions to noncontrolling interests of $21.1 million due to the sale of the wireless operations to T-Mobile. These were partially offset by $325.0 million borrowed under the Array CoBank term loan agreement. Cash flows used for financing activities related to discontinued operations were $20.5 million.
2024 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $202.2 million. Net cash provided by operating activities related to continuing operations was $145.9 million due to net loss of $101.8 million adjusted for non-cash items of $230.6 million, distributions received from unconsolidated entities of $106.5 million and changes in working capital items which decreased net cash by $89.4 million. The working capital changes were primarily driven by the payment of associate bonuses and the timing of vendor payments. Net cash provided by operating activities related to discontinued operations were $787.2 million.
Cash flows used for investing activities related to continuing operations were $194.6 million, due primarily to payments for property, plant and equipment of $269.2 million, partially offset by proceeds received from the divestiture of the hosted and managed services (HMS) operations. Cash flows used for investing activities related to discontinued operations were $385.1 million.
Cash flows used for financing activities related to continuing operations were $119.6 million, due primarily to repayments on TDS and Array long-term debt agreements of $408.3 million, the payment of $82.5 million in TDS dividends, the repurchase of Array Common Shares of $25.6 million, tax withholdings, net of cash receipts, for TDS and Array stock-based compensation awards of $22.1 million and the payment of debt issuance costs of $16.2 million. These were partially offset by borrowings on TDS and Array long-term debt agreements of $440.0 million. Cash flows used for financing activities related to discontinued operations were $31.6 million.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2025 were as follows:
Current assets of discontinued operations
Current assets of discontinued operations decreased $1,163.0 million due to the sale of wireless operations to T-Mobile on August 1, 2025. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Other current assets
Other current assets decreased $17.1 million due primarily to a decrease in restricted cash required under the Array receivables securitization agreement.
Non-current assets held for sale
Non-current assets held for sale increased $1,617.9 million due to spectrum license transactions executed in 2024 and 2025 and the TDS Telecom agreement with a third-party to sell incumbent markets in Oklahoma. See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Non-current assets of discontinued operations
Non-current assets of discontinued operations decreased $4,499.6 million due to the sale of wireless operations to T-Mobile on August 1, 2025. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Licenses
Licenses decreased $1,639.4 million due primarily to the transfer of spectrum licenses related to transactions executed in 2024 and 2025 to Non-current assets held for sale. See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Current portion of long-term debt
Current portion of long-term debt decreased $27.9 million due primarily to the repayment of outstanding debt on the TDS and Array term loan agreements and the Array receivables securitization agreement.
Accounts payable
Accounts payable increased $46.1 million due primarily to the timing of vendor, tax and regulatory payments.
Customer deposits and deferred revenues
Customer deposits and deferred revenues increased $117.6 million due primarily to the deferral of a portion of the T-Mobile purchase price related to T-Mobile's use of certain spectrum assets at no cost for up to one year. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Accrued taxes
Accrued taxes increased $102.1 million due primarily to the taxable gain on the sale of wireless operations to T-Mobile on August 1, 2025. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Accrued compensation
Accrued compensation decreased $95.1 million due primarily to associate bonus payments in March 2025 and reduction of headcount related to the sale of wireless operations.
Current liabilities of discontinued operations
Current liabilities of discontinued operations decreased $651.3 million, due to the sale of wireless operations to T-Mobile on August 1, 2025. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Non-current liabilities of discontinued operations
Non-current liabilities of discontinued operations decreased $2,310.7 million due to the sale of wireless operations to T-Mobile on August 1, 2025. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.

Deferred income tax liability, net
Deferred income tax liability, net decreased $265.7 million due primarily to tax impacts of the sale of the wireless operations to T-Mobile on August 1, 2025, as well as reductions to valuation allowances related to deferred tax assets that are now likely to be realized by the taxable income generated from the pending License Purchase Agreements classified as held for sale as of September 30, 2025. See Note 2 — Discontinued Operations and Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Other deferred liabilities and credits
Other deferred liabilities and credits increased $116.3 million due primarily to expected decommissioning costs for certain equipment under the terms of the Securities Purchase Agreement and an increase in the asset retirement obligation due to updated removal cost estimates.
Long-term debt, net
Long-term debt, net decreased $1,590.4 million due primarily to the repayment of the TDS term loan agreements and repayment of Array's term loan and export credit financing agreement. See Note 11 — Debt in the Notes to Consolidated Financial Statements for additional information.
Noncontrolling interests with redemption features
Noncontrolling interests with redemption features decreased $15.8 million due to the acquisition of King Street Wireless, LLC and Sunshine Spectrum, LLC. See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.

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
EBITDA, Adjusted EBITDA and Adjusted OIBDA
EBITDA, Adjusted EBITDA and Adjusted OIBDA are defined as Net income (loss) from continuing operations adjusted for the items set forth in the reconciliation below. EBITDA, Adjusted EBITDA and Adjusted OIBDA are not measures of financial performance under GAAP and should not be considered as alternatives to Net income (loss) from continuing operations or Cash flows from operating activities - continuing operations, as indicators of cash flows or as measures of liquidity. TDS does not intend to imply that any such items set forth in the reconciliation below are non-recurring, infrequent or unusual; such items may occur in the future.
Adjusted EBITDA is a segment measure reported to the chief operating decision maker for purposes of assessing the segments' performance. See Note 14 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information.
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review of Array, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income (loss) from continuing operations and/or Operating income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS - CONSOLIDATED	2025	2024	2025	2024
(Dollars in thousands)
Net income (loss) from continuing operations (GAAP)	$78,781	$(99,364)	$88,782	$(101,795)
Add back:
Income tax expense (benefit)	(72,772)	(30,656)	(85,119)	(36,795)
Interest expense	47,278	32,694	100,352	78,918
Depreciation, amortization and accretion	91,746	80,882	262,095	240,880
EBITDA (Non-GAAP)	145,033	(16,444)	366,110	181,208
Add back or deduct:
Expenses related to strategic alternatives review	4,132	1,538	6,191	31,094
Loss on impairment of licenses	47,679	136,234	47,679	136,234
(Gain) loss on asset disposals, net	729	2,823	8,524	8,898
(Gain) loss on sale of business and other exit costs, net	2,844	(11,733)	(6,032)	(11,733)
(Gain) loss on license sales and exchanges, net	(1,323)	(2,200)	(6,123)	4,360
Short-term imputed spectrum lease income	(30,413)	—	(30,413)	—
Adjusted EBITDA (Non-GAAP)	168,681	110,218	385,936	350,061
Deduct:
Equity in earnings of unconsolidated entities	69,838	43,415	149,309	125,117
Interest and dividend income	15,663	7,952	28,044	20,268
Other, net	5,347	1,035	10,464	3,081
Adjusted OIBDA (Non-GAAP)	77,833	57,816	198,119	201,595
Deduct:
Depreciation, amortization and accretion	91,746	80,882	262,095	240,880
Expenses related to strategic alternatives review	4,132	1,538	6,191	31,094
Loss on impairment of licenses	47,679	136,234	47,679	136,234
(Gain) loss on asset disposals, net	729	2,823	8,524	8,898
(Gain) loss on sale of business and other exit costs, net	2,844	(11,733)	(6,032)	(11,733)
(Gain) loss on license sales and exchanges, net	(1,323)	(2,200)	(6,123)	4,360
Operating income (loss) (GAAP)	$(67,974)	$(149,728)	$(114,215)	$(208,138)

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS TELECOM	2025	2024	2025	2024
(Dollars in thousands)
Net income (loss) (GAAP)	$(282)	$9,391	$19,329	$50,893
Add back:
Income tax expense (benefit)	(2,748)	4,323	561	14,739
Interest expense	(1,743)	(1,262)	(4,168)	(3,521)
Depreciation, amortization and accretion	78,901	67,664	223,478	198,947
EBITDA (Non-GAAP)	74,128	80,116	239,200	261,058
Add back or deduct:
Expenses related to strategic alternatives review	3,497	—	3,497	—
(Gain) loss on asset disposals, net	22	2,680	7,890	8,344
(Gain) loss on sale of business and other exit costs, net	2,844	—	(5,235)	—
Adjusted EBITDA (Non-GAAP)	80,491	82,796	245,352	269,402
Deduct:
Equity in earnings of unconsolidated entities	3	1	4	1
Interest and dividend income	1,824	1,368	4,918	3,591
Other, net	1,692	897	5,262	2,664
Adjusted OIBDA (Non-GAAP)	76,972	80,530	235,168	263,146
Deduct:
Depreciation, amortization and accretion	78,901	67,664	223,478	198,947
Expenses related to strategic alternatives review	3,497	—	3,497	—
(Gain) loss on asset disposals, net	22	2,680	7,890	8,344
(Gain) loss on sale of business and other exit costs, net	2,844	—	(5,235)	—
Operating income (loss) (GAAP)	$(8,292)	$10,186	$5,538	$55,855

	Three Months Ended September 30,		Nine Months Ended September 30,
ARRAY	2025	2024	2025	2024
(Dollars in thousands)
Net income (loss) from continuing operations (GAAP)	$109,920	$(95,701)	$130,503	$(92,296)
Add back:
Income tax expense (benefit)	(62,701)	(22,046)	(54,479)	(15,600)
Interest expense	8,855	4,241	16,233	9,201
Depreciation, amortization and accretion	11,868	12,237	35,860	35,058
EBITDA (Non-GAAP)	67,942	(101,269)	128,117	(63,637)
Add back or deduct:
Expenses related to strategic alternatives review	489	1,253	2,349	19,913
Loss on impairment of licenses	47,679	136,234	47,679	136,234
(Gain) loss on asset disposals, net	707	196	620	590
(Gain) loss on license sales and exchanges, net	(1,323)	(2,200)	(6,123)	4,360
Short-term imputed spectrum lease income	(30,413)	—	(30,413)	—
Adjusted EBITDA (Non-GAAP)	85,081	34,214	142,229	97,460
Deduct:
Equity in earnings of unconsolidated entities	69,811	43,109	147,453	123,445
Interest and dividend income	8,909	3,552	15,267	9,076
Other, net	254	—	253	—
Adjusted OIBDA (Non-GAAP)	6,107	(12,447)	(20,744)	(35,061)
Deduct:
Depreciation, amortization and accretion	11,868	12,237	35,860	35,058
Expenses related to strategic alternatives review	489	1,253	2,349	19,913
Loss on impairment of licenses	47,679	136,234	47,679	136,234
(Gain) loss on asset disposals, net	707	196	620	590
(Gain) loss on license sales and exchanges, net	(1,323)	(2,200)	(6,123)	4,360
Operating income (loss) (GAAP)	$(53,313)	$(160,167)	$(101,129)	$(231,216)
Free Cash Flow
The following table presents Free cash flow from continuing operations, which is defined as Cash flows from operating activities less Cash paid for additions to property, plant and equipment and Cash paid for software license agreements. Free cash flow is a non-GAAP financial measure which TDS believes may be useful to investors and other users of its financial information in evaluating liquidity, specifically, the amount of net cash generated by continuing business operations after deducting Cash paid for additions to property, plant and equipment and Cash paid for software license agreements.

	Nine Months Ended September 30,
TDS - CONSOLIDATED	2025	2024
(Dollars in thousands)
Cash flows from operating activities - continuing operations (GAAP)	$224,840	$145,896
Cash paid for additions to property, plant and equipment	(262,059)	(269,198)
Cash paid for software license agreements	(1,436)	(725)
Free cash flow - continuing operations (Non-GAAP)	$(38,655)	(124,027)

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
Wireless Spectrum License Impairment
Wireless spectrum licenses are considered to be indefinite-lived assets, and therefore, are not amortized but are tested for impairment annually or more frequently if there are events or circumstances that cause Array to believe that their carrying values exceed their fair values. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
During the third quarter of 2025, Array continued its efforts to monetize its spectrum assets not subject to pending sale agreements. Based on information obtained through that process, specifically suppressed pricing and decrease in demand for high-band spectrum, Array concluded that there were events and circumstances in the third quarter of 2025 that caused Array to believe the carrying value of one of the units of accounting for remaining spectrum not subject to a pending sale agreement may exceed its respective fair value (i.e., triggering event), and accordingly a quantitative impairment assessment was performed for that unit.
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the high-band unit of accounting tested, selecting a point within a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The fair value of the wireless spectrum licenses was less than the respective carrying value, and a $47.7 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2025. The impairment loss was related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $113.4 million as of September 30, 2025 after the impairment loss. The impairment loss is driven by lower fair value attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
During the third quarter of 2024, Array concluded that there were events and circumstances that caused Array to believe the carrying values of five units of accounting may exceed their respective fair values (i.e. triggering event), and accordingly a quantitative impairment assessment was performed for those units. There was no triggering event for the other units of accounting.
Based on a market approach valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136.2 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2024. The impairment loss was substantially all related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161.1 million as of September 30, 2024 after the impairment loss. The impairment loss was driven by a change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.

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
▪Array entered into License Purchase Agreements with Verizon, AT&T and T-Mobile to sell certain wireless spectrum licenses. There is no guarantee that such transactions contemplated by the License Purchase Agreements will be consummated and, in particular, the impact of the ongoing government shutdown on timing of closing these transactions is unknown. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
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
▪There are economic and business risks associated with fixed rate annual escalators on Array's colocation revenue contracts.
▪High inflation may increase costs beyond what we can recover through price increases, which could adversely affect TDS’ financial condition or results of operations.
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
▪Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business. Artificial intelligence advancements may put TDS at a competitive disadvantage, in particular if TDS is not able to keep pace with its competitors, which could have an adverse effect on TDS' business, financial condition or results of operations.
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
Financial Risk Factors
▪Uncertainty in TDS’ or Array's future cash flow and liquidity, their level of indebtedness or their inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in TDS’ or Array's performance or market conditions, changes in TDS’ or Array's credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which may require TDS to reduce or delay its construction, development or acquisition programs, divest assets, and/or reduce or cease share repurchases and/or the payment of common shareholder dividends.
▪TDS’ assets and revenue are concentrated primarily in the U.S. telecommunications industry. Consequently, its operating results may fluctuate based on factors related primarily to conditions in this industry.
▪TDS has significant investments in wireless operating entities that it does not control. Losses in the value of or cash flows from such investments could have an adverse effect on TDS’ financial condition, cash flows or results of operations.
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
Upon receipt of regulatory approval, TDS and Array accelerated the recognition of certain cash and non-cash obligations related to employee compensation, severance and stock awards. Additional significant costs that include contingent advisory fees, income tax expense, administrative costs, restructuring expenses and other wind down costs were recorded upon and following the close on August 1, 2025. Significant additional transaction costs related to pending and potential future spectrum sales, ongoing restructuring expenses and wind down costs are expected to be incurred into the foreseeable future as the strategic alternatives process is completed. Additionally, it is uncertain which towers T-Mobile will choose to permanently locate on, and therefore, it is unknown how many and which towers with no tenants will remain in Array's tower portfolio. Array may incur significant decommissioning costs for certain towers that Array elects to retire, and such decommissioning costs are also expected to include remaining obligations under related ground leases for certain towers. These decommissioning costs may have a significant adverse impact on TDS’ future cash flows and financial results.
At the closing of the T-Mobile transaction, Array and T-Mobile entered into a MLA, pursuant to which, among other things, T-Mobile will lease space on certain additional Array-owned towers for a minimum of 15 years and also commit to 15 year minimum extensions of existing leases for Array-owned towers. As a result, Array’s business is substantially dependent upon T-Mobile, and if T-Mobile fails to meet its obligations under these leases to Array, this would have a significant adverse impact on TDS’ business and financial results.
See Note 2 — Discontinued Operations and Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
2)Array entered into License Purchase Agreements with Verizon, AT&T and T-Mobile to sell certain wireless spectrum licenses. There is no guarantee that such transactions contemplated by the License Purchase Agreements will be consummated and, in particular, the impact of the ongoing government shutdown on timing of closing these transactions is unknown. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
On October 17, 2024, Array entered into the Verizon License Purchase Agreement to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close.
On November 6, 2024, Array entered into the AT&T License Purchase Agreement to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close.
On August 29, 2025, Array entered into the T-Mobile License Purchase Agreement to sell certain 700 MHz wireless spectrum licenses and agreed to grant T-Mobile certain rights to lease such licenses prior to the transaction close.
On October 7, 2025, Array entered into the T-Mobile Put/Call License Purchase Agreement to sell certain 600 MHz wireless spectrum licenses.
The Verizon, AT&T and T-Mobile spectrum transactions are subject to regulatory approval, which Array may not be able to obtain on the terms or timeline currently contemplated, or at all. In addition, the impact of the ongoing government shutdown on closing timing is uncertain. Similarly, Array may not be able to satisfy the other closing conditions applicable to each of the transactions, which in the case of the Verizon transaction, includes the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. If the Verizon, AT&T and T-Mobile spectrum transactions are not consummated, the funds contemplated to be received as a result of such transactions will not be available for investment in Array’s business, repayment of debt, or dividends to Array stockholders, including TDS. Further, TDS’ and Array’s stock price likely would decline to the extent that the current market price reflects an assumption that these transactions will be completed. The uncertainty regarding the Verizon, AT&T and T-Mobile spectrum transactions and the continued efforts to monetize the remaining spectrum assets could result in adverse effects on TDS’ financial condition or results of operations and volatility in TDS’ and Array's stock price.

The strategic alternatives review process has already resulted in the incurrence of significant expense primarily related to legal and financial advisors - this is expected to continue. Further, as a result of changes to its spectrum units of accounting, Array recognized significant impairments on its spectrum assets during 2024 and 2025 and further events and circumstances may result in additional impairments for the spectrum that is retained after the close of the sale of the wireless operations and select spectrum assets to T-Mobile, including the spectrum that is pending sale if such sales do not close as expected.
There can be no assurance that the strategic alternatives review process, which is ongoing, will result in the spectrum transactions with Verizon, AT&T and T-Mobile being successfully completed, or the successful monetization of other remaining spectrum, or that these processes or any outcomes of these processes will not have an adverse impact on TDS’ business or financial statements.
See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information related to the Verizon, AT&T and T-Mobile spectrum transactions.
Operational Risk Factors
3)An inability to monetize the remaining spectrum assets as well as the ongoing costs to retain the spectrum could adversely affect TDS’ operations.
Array may be unable to find buyers at mutually agreeable prices for its spectrum assets not subject to the pending Verizon, AT&T and T-Mobile transactions. Further, the opportunity to monetize the remaining spectrum assets will depend on a variety of factors, including industry data usage, availability of new spectrum through FCC spectrum auctions and the potential disposition of other wireless businesses.
In addition, most of the remaining spectrum licenses not subject to the Verizon, AT&T and T-Mobile spectrum transactions have FCC build-out requirements that have not yet been fully satisfied. Compliance with such requirements would require significant investments and Array no longer has an existing wireless business to operate the retained spectrum. Additionally, if the Verizon, AT&T and T-Mobile spectrum transactions are not completed, Array would retain additional wireless spectrum licenses with no wireless business to operate the spectrum. As renewal of all wireless spectrum licenses is predicated upon their initial and continued operation in accordance with FCC requirements, such licenses could be subject to forfeiture if Array does not incur significant costs and expenses to operate the spectrum prior to renewal or engage another carrier to do so. All of these events could have a significant adverse effect on TDS’ financial condition, cash flows, and results of operations.
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
TDS’ wireline business is devoting a substantial amount of capital for fiber builds in its markets using a combination of internal and third-party construction crews. TDS is also often reliant on third parties for items such as franchises, utility locates and easements, aerial attachments and other permits. Difficulties with third-party performance could cause delays or additional costs. Any difficulties in supply chain constraints, labor shortages, project management, engineering or construction resources, or difficulties in build activities, including inadvertently damaging other utility lines or pipes, could delay construction and expansion of operations, cause reputational harm or result in increased costs. Continued delays, incremental delays or failure to complete its deployment activities could weaken TDS' competitive position in certain of its markets, causing TDS to modify its deployment plans or write-off investments, which could have an adverse effect on TDS’ business, business prospects, financial condition or results of operations.

5)Increasing competition in the tower and wireline industries could adversely affect TDS’ revenues, negatively impact future growth and increase its costs to compete.
Competition in the wireline industry is intensified with the increasing deployment of broadband technologies, MVNO plans offering wireless services, and enhanced video services. Incumbent carriers are upgrading existing networks with higher speed broadband services and overbuilders are deploying broadband to compete with legacy incumbent carriers. Overbuilding activity is increasing with investments by venture capital and private equity and with additional access to state and federal funding. Sources of competition to TDS’ wireline and cable businesses include, but are not limited to, other cable companies, fiber overbuilders, incumbent carriers, wireless communications providers, resellers of local exchange services, interexchange carriers, satellite broadband providers, access providers, VoIP providers and providers using other emerging technologies. Customers may choose to substitute their wireline services using satellite, wireless and other technologies, which may be preferred to technologies offered by TDS. If TDS cannot keep pace with its competition in deploying higher speed technologies, offering competitive products and services at competitive prices and providing attractive video content and wireless mobility options, TDS' financial condition, results of operations or ability to do business could be adversely affected.
TDS’ wireline business introduced MVNO plans offering wireless services to customers in its service areas. TDS’ MVNO offerings are reliant on third parties to deliver adequate wireless service to these customers and may not be able to successfully compete with wireless options provided by other industry competitors who have access to greater scale and financial resources than TDS. There is no assurance that these MVNO plans will attract or retain broadband customers.
Competition in the tower industry is robust, as Array competes with public and private tower companies, private equity sponsored tower companies, and owners of non-communications sites such as utility towers, rooftop structures, water towers, and other alternative structures. Many of these competitors are larger than Array, have greater financial and other resources, have more advantageous tower locations than Array, have greater capacity on their towers, and have more scale nationwide than Array. Such factors could result in difficulty in leasing tower space or renewing leases, or cause lease revenue to decline in the future. Specifically, Array could be negatively impacted by the following factors, among others:
▪Increased pressure on pricing resulting from increased tenant churn or reduced tenancy rates;
▪Low profit margins and returns on investment that are below Array’s cost of capital;
▪Limited opportunities for strategic partnerships.

6)There are economic and business risks associated with fixed rate annual escalators on Array's colocation revenue contracts.

A majority of Array's ground leases with its ground lessors, and a majority of Array's colocation contracts with its tenants contain fixed rate annual escalation rates. To the extent average ground lease escalation rates exceed average colocation revenue escalation rates, Array's results of operations, cash flows, and financial condition could be adversely impacted.

Further, to the extent future U.S. inflation rates would persist at higher rates for sustained periods of time, revenues and margins in real dollars could erode, and this could have an adverse affect on Array's results of operations, cash flows and financial condition.
7)High inflation may increase costs beyond what we can recover through price increases, which could adversely affect TDS’ financial condition or results of operations.
Inflationary pressures may materially increase TDS’ operating expenses and materials required for network construction and upgrades. In recent years, inflation has impacted the broader economy and if inflation continues or accelerates, TDS’ ability to maintain or improve margins could be constrained especially if we are unable to pass these costs through to TDS’ customers or if competitive pressures limit pricing flexibility. If inflationary pressures persist and the Company is unable to effectively manage or mitigate their impact, TDS’ financial condition, and results of operations could be adversely affected.

8)A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry and the loss or financial difficulties of such tenants may adversely affect Array’s business, financial condition, results of operations and future growth. Array will be particularly reliant on its relationship with T-Mobile. Lower demand for wireless services, negative trends in the wireless industry or changes in customer business models may decrease the revenues Array receives from its tenants, which could adversely affect Array’s business, financial condition, results of operations and future growth.
A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry including Verizon, AT&T, Echostar Communications (a/k/a DISH Wireless), and particularly T-Mobile (collectively, large carriers). Array received a letter from DISH Wireless dated in September 2025 claiming that its obligations under its Master Lease Agreement with Array are excused due to actions taken by the FCC and subsequent agreements to sell spectrum assets. Array expects Site rental revenues from DISH Wireless to approximate $7 million for the full year 2025. Further, DISH Wireless is committed to levels of revenue commensurate with 2025, subject to escalators, through 2031, and a declining revenue commitment in 2032-2035. While Array believes that DISH Wireless' claim that its obligation under its Agreement with Array are excused is without merit, Array cannot predict with certainty whether and the degree to which its current or future year revenues will be negatively impacted as a result of this claim. As it relates to the large carriers, a reduction in the demand for tower leasing, reduced capital expenditures or operating expenses on networks, financial difficulties, or other business factors at such large carriers, may adversely affect Array’s revenues, results of operations, cash flows, financial condition, liquidity and future growth. If the large carriers or other current or potential tenants are unable to raise adequate capital to fund their business plans or encounter capital constraints, they may reduce spending, file for bankruptcy, or consolidate, reduce or terminate operations, which could adversely affect the demand for leasing space on towers and negatively impact both Array’s current revenue and cash flows, as well as future growth opportunities. Array’s revenues may be adversely affected by negative trends in the wireless industry, changes in the business model of its tenants or reduced demand for its large carriers’ services among their end users. Specifically, Array’s business, financial condition, revenues, liquidity, results of operations and future growth may be adversely affected by the following factors, among others:
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

9)TDS’ lack of scale relative to larger competitors that may have greater financial and other resources than TDS could cause TDS to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.
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
▪Other limited opportunities such as for software development or third-party distribution; and
▪Limited ability to acquire and subsidize mobile handsets that customers may desire.

10)Inability to protect TDS’ real estate rights, with respect to land leases, could have an adverse effect on TDS’ business, financial condition or results of operations.
A significant number of Array’s towers are located on land subject to operating leases. For various reasons, landowners may not     want to renew their ground agreements with Array, may lose rights to their land, or may transfer their land interests to other parties, including ground lease aggregators, which could adversely affect Array’s ability to renew ground agreements, or to renew such ground agreements on commercially viable terms or require Array to renew on terms that are significantly less favorable than those that have historically been in place. Array’s inability to protect rights to the land under its towers, or its inability to lease such land on commercially viable terms or if Array needs to accept terms that are significantly less favorable than those that have historically been in place, may have a material adverse effect on TDS’ business, cash flows, results of operations or financial condition.

11)TDS’ business, financial condition or results of operations may be adversely impacted by extreme weather events, climate-related events, natural disasters, including wildfires, and other unforeseen events.
Array’s towers and TDS Telecom’s network are subject to risks from unforeseen events such as extreme weather events, wildfires or natural disasters (including as a result of any potential effects of climate change), or Array’s towers may collapse for any number of reasons, including structural deficiencies. In the event Array’s towers or TDS Telecom’s network are adversely impacted by an unforeseen event, customers may not be obligated or willing to pay for their services while Array and TDS Telecom may be required to continue paying related fixed expenses, including expenses for ground leases and other property interests. Any such unforeseen event impacting a material portion of Array’s towers or TDS Telecom’s network could, among other things, interrupt or delay service to customers, damage or delay deployment of new towers, damage network equipment, or could result in legal claims or penalties, reputational damage, negative market perception, or costly response measures, which could adversely affect TDS’ business, cash flows, financial condition or results of operations. In addition, TDS Telecom has electrical lines on certain of its poles and any unforeseen event may cause damage to surrounding property. Array and TDS Telecom currently maintain insurance to cover the estimated cost of replacing damaged towers, network equipment and damage to surrounding property, but there can be no assurance that such coverage will remain readily available in the insurance marketplace or be adequate to cover exposure from such events.
12)An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.
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
13)Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, cost increases and other factors, could have an adverse effect on TDS’ business, financial condition or results of operations.
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

14)Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business. Artificial intelligence advancements may put TDS at a competitive disadvantage, in particular if TDS is not able to keep pace with its competitors, which could have an adverse effect on TDS' business, financial condition or results of operations.
The telecommunications industry is experiencing significant changes in technologies and services expected by customers, as evidenced by evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new services and products, and enhancements and changes in end-user requirements and preferences. Advances in technology could change the amount of tower space needed by wireless companies. Also, high-speed wireless networks (wireless broadband) represent a risk for TDS’ wireline and cable businesses as customers may elect to substitute their wireline or cable broadband connection with wireless broadband. Further, fixed-mobile bundled services that combine wireline broadband services with mobile services represent a competitive threat. As the trend toward bundling continues, TDS is at a competitive disadvantage compared to larger competitors, including cable companies, the national wireless carriers and other potential large new entrants with much greater financial and other resources in adapting to such bundling. Future technological changes or advancements, including investments in artificial intelligence capabilities, may enable other technologies to equal or exceed TDS’ current levels of service and render its system infrastructure obsolete. TDS may not be able to respond to such changes and implement new technology on a timely or cost-effective basis, which could reduce its revenues or increase its costs of doing business. Artificial intelligent advancements may put TDS at as competitive disadvantage, in particular if TDS is not able to keep pace with its competitors, which could have an adverse effect on TDS' business, financial condition or results of operations.

15)Costs, integration problems or other factors associated with acquisitions or divestitures and/or expansion of TDS’ businesses could have an adverse effect on TDS’ business, financial condition or results of operations.
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
▪Inability to retain key personnel;
▪Inability to successfully incorporate acquired assets and rights into TDS’ service offerings; and
▪Possible conditions to, or lack of, approvals by the FCC, the Federal Trade Commission, the Department of Justice and State regulators.

No assurance can be given that TDS will be successful with respect to any of its future acquisition or divestiture strategies or initiatives.
16)Difficulties involving third parties TDS does business with, including changes in the relationship with TDS or financial or operational difficulties, including supply chain disruptions of key suppliers, could adversely affect TDS’ business, financial condition or results of operations.
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

Operation of TDS’ supply chain and management of its network equipment, including customer premise equipment, require accurate forecasting of customer growth and demand. If network equipment is not available or requires extended lead times due to supply chain challenges, or if overall demand for services or the mix of demand for services is significantly different than TDS' expectations, TDS may not be able to adequately maintain a network that supports customer demand. Also, if TDS fails to accurately forecast customer usage and network demands, TDS may have excess supply of network equipment inventory that may need to be written down, depreciated or disposed at a loss. Further, TDS' supply chain could be disrupted unexpectedly by tariffs, governmental restrictions, raw material shortages, wars, natural disasters, disease or other factors. Supply chain disruptions may result in constraints on network or other equipment, extended lead times, delayed construction and additional uncertainty.
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
17)A failure by TDS to maintain flexible and capable telecommunication networks or information technologies, or a material disruption thereof, could have an adverse effect on TDS’ business, financial condition or results of operations.
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
Financial Risk Factors
18)Uncertainty in TDS’ or Array's future cash flow and liquidity, their level of indebtedness or their inability to access capital, deterioration in the capital markets, changes in interest rates, other changes in TDS’ or Array's performance or market conditions, changes in TDS’ or Array's credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which may require TDS to reduce or delay its construction, development or acquisition programs, divest assets, and/or reduce or cease share repurchases and/or the payment of common shareholder dividends.
TDS’ ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control. A portion of TDS’ debt is subject to variable interest rates, which causes TDS to be vulnerable to unfavorable changes in market interest rates.
TDS expects to fund its current fiber plans and E-ACAM builds through its plans and actions to allocate capital among its businesses and investments, including seeking to obtain funding from planned and potential future divestitures. TDS’ liquidity would be adversely affected if, among other things, cash flows from operations significantly decline from anticipated levels, TDS is unable to implement cost reduction initiatives, TDS is unable to obtain short or long-term financing on acceptable terms, TDS is not able to comply with certain debt covenants or TDS is unsuccessful in negotiating related consents, waivers, or amendments, interest rates increase, TDS makes significant capital investments, TDS makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) and other minority-owned investment interests discontinue or significantly reduce distributions compared to historical levels, or E-ACAM and/or other regulatory support payments decline. TDS' liquidity may also be adversely affected by changes in the liquidity of Array that impact Array's or TDS' ability to comply with certain debt covenants or if Array or TDS is unsuccessful in negotiating related consents, waivers, or amendments. These or other developments at Array may negatively affect TDS' ability to obtain short or long-term financing on acceptable terms or obtain favorable terms and conditions from third-party vendors.
The TDS and Array revolving credit agreements, the TDS and Array term loan agreements, and the TDS export credit financing agreement require TDS or Array, as applicable, to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of TDS and Array, there is a risk that TDS and/or Array could fail to satisfy the required covenants. Restrictions included in such debt instruments may limit TDS’ operating and financial flexibility. TDS’ and Array’s restrictions contained in debt instruments and/or possible breaches of covenants, defaults, and acceleration of indebtedness could have an adverse effect on TDS’ business, financial condition, revenues, results of operations and cash flows.

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
20)TDS has significant investments in wireless operating entities that it does not control. Losses in the value of or cash flows from such investments could have an adverse effect on TDS’ financial condition, cash flows or results of operations.
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
TDS Telecom has been designated by states, or in some cases by the FCC, as an Eligible Telecommunications Carrier (ETC) to receive universal service support payments if TDS Telecom provides specified services in “high-cost” areas. TDS Telecom also received support under the Connect America Fund support program. The ACAM and E-ACAM programs have build-out requirements that may not be met, which would result in penalties, loss of support and/or deferral of future revenues. There is no assurance that regulatory support payments will continue for TDS Telecom, and no assurance that TDS Telecom will qualify for future regulatory support programs. If regulatory support is discontinued or reduced from current levels, or if receipt of future regulatory support is contingent upon making certain network-related expenditures, this could have an adverse effect on TDS’ business, financial condition or operating results and cash flows. On July 24, 2024, differing from earlier decisions at the Sixth and Eleventh Circuits, the U.S. Court of Appeals for the Fifth Circuit ruled the universal service fund program is unconstitutional as currently administered, and remanded the case to the FCC. On November 22, 2024, the Supreme Court granted the FCC's petition for certiorari to review the U.S. Court of Appeals for the Fifth Circuit ruling. On June 27, 2025, the U.S. Supreme Court ruled in favor of the constitutionality of the Federal Universal Service Fund program. TDS believes that this ruling provides predictability and future clarity on funding that TDS Telecom receives for federal government spending programs such as E-ACAM.
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
As of September 30, 2025, approximately 45% of TDS' long-term debt was in fixed-rate senior notes and approximately 55% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at September 30, 2025.

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in thousands)
Remainder of 2025	$267	6.1%
2026	5,237	6.5%
2027	158,859	5.8%
2028	8,328	6.6%
2029	12,493	6.6%
Thereafter	658,655	6.2%
Total	$843,839	6.2%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to Array's 6.7% Senior Notes.
2Represents the weighted average stated interest rates at September 30, 2025, for debt maturing in the respective periods.
See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2025.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars and shares in thousands, except per share amounts)
Operating revenues
Services	$255,933	$279,420	$777,677	$860,876
Site rental	45,838	25,669	99,663	76,591
Equipment and product sales	6,750	22,408	20,155	64,163
Total operating revenues	308,521	327,497	897,495	1,001,630
Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	123,180	134,344	356,781	403,578
Cost of equipment and products	5,452	20,316	17,580	56,858
Selling, general and administrative	106,188	116,559	331,206	370,693
Depreciation, amortization and accretion	91,746	80,882	262,095	240,880
Loss on impairment of licenses	47,679	136,234	47,679	136,234
(Gain) loss on asset disposals, net	729	2,823	8,524	8,898
(Gain) loss on sale of business and other exit costs, net	2,844	(11,733)	(6,032)	(11,733)
(Gain) loss on license sales and exchanges, net	(1,323)	(2,200)	(6,123)	4,360
Total operating expenses	376,495	477,225	1,011,710	1,209,768
Operating income (loss)	(67,974)	(149,728)	(114,215)	(208,138)
Other income (expense)
Equity in earnings of unconsolidated entities	69,838	43,415	149,309	125,117
Interest and dividend income	15,663	7,952	28,044	20,268
Interest expense	(47,278)	(32,694)	(100,352)	(78,918)
Short-term imputed spectrum lease income	30,413	—	30,413	—
Other, net	5,347	1,035	10,464	3,081
Total other income	73,983	19,708	117,878	69,548
Income (loss) before income taxes	6,009	(130,020)	3,663	(138,590)
Income tax expense (benefit)	(72,772)	(30,656)	(85,119)	(36,795)
Net income (loss) from continuing operations	78,781	(99,364)	88,782	(101,795)
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	21,236	(16,222)	25,903	(11,313)
Net income (loss) from continuing operations attributable to TDS shareholders	57,545	(83,142)	62,879	(90,482)

Net income (loss) from discontinued operations	(151,899)	20,825	(132,150)	68,153
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests, net of tax	(12,604)	3,421	(6,563)	11,238
Net income (loss) from discontinued operations attributable to TDS shareholders	(139,295)	17,404	(125,587)	56,915

Net income (loss)	(73,118)	(78,539)	(43,368)	(33,642)
Less: Net income (loss) attributable to noncontrolling interests, net of tax	8,632	(12,801)	19,340	(75)
Net income (loss) attributable to TDS shareholders	(81,750)	(65,738)	(62,708)	(33,567)
TDS Preferred Share dividends	17,306	17,306	51,919	51,919
Net income (loss) attributable to TDS common shareholders	$(99,056)	$(83,044)	$(114,627)	$(85,486)

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars and shares in thousands, except per share amounts)
Basic weighted average shares outstanding	116,126	114,029	115,318	113,523
Basic earnings (loss) per share from continuing operations attributable to TDS shareholders	$0.35	$(0.88)	$0.10	$(1.25)
Basic earnings (loss) per share from discontinued operations attributable to TDS shareholders	$(1.20)	$0.15	$(1.09)	$0.50
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.85)	$(0.73)	$(0.99)	$(0.75)

Diluted weighted average shares outstanding	118,844	114,029	118,786	113,523
Diluted earnings (loss) per share from continuing operations attributable to TDS shareholders	$0.33	$(0.88)	$0.07	$(1.25)
Diluted earnings (loss) per share from discontinued operations attributable to TDS shareholders	$(1.17)	$0.15	$(1.06)	$0.50
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.84)	$(0.73)	$(0.99)	$(0.75)

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2025	2024
(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$(43,368)	$(33,642)
Net income (loss) from discontinued operations	(132,150)	68,153
Net income (loss) from continuing operations	88,782	(101,795)
Add (deduct) adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, amortization and accretion	262,095	240,880
Bad debts expense	5,951	5,586
Stock-based compensation expense	22,336	12,494
Deferred income taxes, net	(80,486)	(43,957)
Equity in earnings of unconsolidated entities	(149,309)	(125,117)
Distributions from unconsolidated entities	149,732	106,458
Loss on impairment of licenses	47,679	136,234
(Gain) loss on asset disposals, net	8,524	8,898
(Gain) loss on sale of business and other exit costs, net	(6,032)	(11,733)
(Gain) loss on license sales and exchanges, net	(6,123)	4,360
Other operating activities	19,451	3,004
Changes in assets and liabilities from operations
Accounts receivable	(8,023)	8,744
Inventory	14	(1,648)
Accounts payable	29,225	(49,151)
Customer deposits and deferred revenues	(31,105)	267
Accrued taxes	(22,974)	10,579
Accrued interest	(3,741)	5,266
Other assets and liabilities	(101,156)	(63,473)
Net cash provided by operating activities - continuing operations	224,840	145,896
Net cash provided by operating activities - discontinued operations	345,473	787,214
Net cash provided by operating activities	570,313	933,110

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(262,059)	(269,198)
Cash paid for licenses	(4,175)	(16,563)
Cash received from divestitures	29,389	90,503
Other investing activities	3,168	628
Net cash provided by (used in) investing activities - continuing operations	(233,677)	(194,630)
Net cash provided by (used in) investing activities - discontinued operations	2,462,399	(385,077)
Net cash provided by (used in) investing activities	2,228,722	(579,707)

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2025	2024
(Dollars in thousands)
Cash flows from financing activities
Issuance of long-term debt	325,000	440,000
Repayment of long-term debt	(1,961,844)	(408,301)
Tax withholdings, net of cash receipts, for TDS stock-based compensation awards	(1,234)	(10,599)
Tax withholdings, net of cash receipts, for Array stock-based compensation awards	(63,506)	(11,522)
Repurchase of TDS Common Shares	(40,697)	—
Repurchase of Array Common Shares	(21,360)	(25,628)
Dividends paid to TDS shareholders	(65,801)	(82,503)
Array dividends paid to noncontrolling public shareholders	(358,579)	—
Payment of debt issuance costs	(6,459)	(16,157)
Distributions to noncontrolling interests	(21,131)	(4,060)
Cash paid for software license agreements	(1,436)	(725)
Other financing activities	(7,481)	(84)
Net cash used in financing activities - continuing operations	(2,224,528)	(119,579)
Net cash used in financing activities - discontinued operations	(20,537)	(31,578)
Net cash used in financing activities	(2,245,065)	(151,157)

Net increase in cash, cash equivalents and restricted cash	553,970	202,246

Cash, cash equivalents and restricted cash
Beginning of period	383,222	269,308
End of period	$937,192	$471,554

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2025	December 31, 2024
(Dollars in thousands)
Current assets
Cash and cash equivalents	$932,994	$363,612
Accounts receivable
Customers, less allowances of $3,382 and $4,367, respectively	59,313	57,139
Other, less allowances of $3,184 and $1,643, respectively	38,424	41,413
Inventory, net	4,039	4,052
Prepaid expenses	29,382	32,367
Income taxes receivable	—	2,487
Current assets held for sale	1,633	—
Current assets of discontinued operations	—	1,163,032
Other current assets	13,959	31,088
Total current assets	1,079,744	1,695,190

Non-current assets held for sale	1,617,872	12

Non-current assets of discontinued operations	—	4,499,561

Licenses	1,650,288	3,289,648

Other intangible assets, net of accumulated amortization of $149,925 and $128,077, respectively	138,956	160,804

Investments in unconsolidated entities	500,997	500,471

Property, plant and equipment
In service and under construction	7,009,334	7,013,679
Less: Accumulated depreciation and amortization	4,125,805	4,137,465
Property, plant and equipment, net	2,883,529	2,876,214

Operating lease right-of-use assets	523,104	520,902

Other assets and deferred charges	137,888	139,430

Total assets[1]	$8,532,378	$13,682,232
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2025	December 31, 2024
(Dollars and shares in thousands, except per share amounts)
Current liabilities
Current portion of long-term debt	$3,186	$31,131
Accounts payable	120,996	74,866
Customer deposits and deferred revenues	164,582	46,992
Accrued interest	4,224	8,999
Accrued taxes	138,688	36,561
Accrued compensation	51,945	147,061
Short-term operating lease liabilities	26,481	27,529
Current liabilities held for sale	1,228	—
Current liabilities of discontinued operations	20,242	671,575
Other current liabilities	39,786	44,980
Total current liabilities	571,358	1,089,694

Non-current liabilities held for sale	3,599	—

Non-current liabilities of discontinued operations	—	2,310,660

Deferred liabilities and credits
Deferred income tax liability, net	715,086	980,769
Long-term operating lease liabilities	555,101	540,904
Other deferred liabilities and credits	576,947	460,676

Long-term debt, net	825,312	2,415,686

Commitments and contingencies

Noncontrolling interests with redemption features	—	15,831

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 133,235 shares (7,540 Series A Common and 125,695 Common Shares) and 133,229 shares (7,534 Series A Common and 125,695 Common Shares), respectively
Outstanding 115,544 shares (7,540 Series A Common and 108,004 Common Shares) and 114,345 shares (7,534 Series A Common and 106,811 Common Shares), respectively
Par Value ($0.01 per share)	1,332	1,332
Capital in excess of par value	2,478,916	2,574,042
Preferred Shares, 279,000 shares authorized, par value $0.01 per share, 44,400 shares outstanding (16,800 Series UU and 27,600 Series VV)	1,073,963	1,073,963
Treasury shares, at cost, 17,691 and 18,884 Common Shares, respectively	(405,489)	(425,342)
Accumulated other comprehensive income	17,274	18,238
Retained earnings	1,301,051	1,849,009
Total TDS shareholders' equity	4,467,047	5,091,242
Noncontrolling interests	817,928	776,770
Total equity	5,284,975	5,868,012

Total liabilities and equity[1]	$8,532,378	$13,682,232
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of September 30, 2025 and December 31, 2024, include assets held by current consolidated variable interest entities (VIEs) of $34.9 million and $165.7 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of September 30, 2025 and December 31, 2024, include certain liabilities of current consolidated VIEs of $9.5 million and $21.6 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 12 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
June 30, 2025	$1,332	$2,535,934	$1,073,963	$(389,466)	$17,595	$1,764,795	$5,004,153	$811,084	$5,815,237
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(81,750)	(81,750)	—	(81,750)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	8,379	8,379
Other comprehensive income	—	—	—	—	(321)	—	(321)	—	(321)
TDS Common and Series A Common share dividends ($0.04 per share)	—	—	—	—	—	(4,665)	(4,665)	—	(4,665)
Array dividends paid to noncontrolling public shareholders ($23.00 per share)	—	—	—	—	—	(358,579)	(358,579)	—	(358,579)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17,306)	(17,306)	—	(17,306)
Repurchase of Common Shares	—	—	—	(40,697)	—	—	(40,697)	—	(40,697)
Dividend reinvestment plan	—	59	—	48	—	—	107	—	107
Incentive and compensation plans	—	4,729	—	24,626	—	(1,444)	27,911	—	27,911
Adjust investment in subsidiaries for issuances and other compensation plans	—	(61,806)	—	—	—	—	(61,806)	17,205	(44,601)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18,740)	(18,740)
September 30, 2025	$1,332	$2,478,916	$1,073,963	$(405,489)	$17,274	$1,301,051	$4,467,047	$817,928	$5,284,975

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
June 30, 2024	$1,332	$2,541,199	$1,073,963	$(436,764)	$10,911	$1,956,994	$5,147,635	$834,522	$5,982,157
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(65,738)	(65,738)	—	(65,738)
Net income (loss) attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	(12,801)	(12,801)
Other comprehensive income (loss)	—	—	—	—	(171)	—	(171)	—	(171)
TDS Common and Series A Common share dividends ($0.04 per share)	—	—	—	—	—	(4,561)	(4,561)	—	(4,561)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17,306)	(17,306)	—	(17,306)
Dividend reinvestment plan	—	75	—	135	—	(36)	174	—	174
Incentive and compensation plans	—	5,743	—	3,588	—	(4,143)	5,188	—	5,188
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	9,298	—	—	—	—	9,298	(22,397)	(13,099)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,315)	(1,315)
September 30, 2024	$1,332	$2,556,315	$1,073,963	$(433,041)	$10,740	$1,865,210	$5,074,519	$798,009	$5,872,528

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
December 31, 2024	$1,332	$2,574,042	$1,073,963	$(425,342)	$18,238	$1,849,009	$5,091,242	$776,770	$5,868,012
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(62,708)	(62,708)	—	(62,708)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	18,499	18,499
Other comprehensive income (loss)	—	—	—	—	(964)	—	(964)	—	(964)
TDS Common and Series A Common share dividends ($0.12 per share)	—	—	—	—	—	(13,883)	(13,883)	—	(13,883)
Array dividends paid to noncontrolling public shareholders ($23.00 per share)	—	—	—	—	—	(358,579)	(358,579)	—	(358,579)
TDS Preferred share dividends ($1,242 per Series UU share and $1,125 per Series VV share)	—	—	—	—	—	(51,919)	(51,919)	—	(51,919)
Repurchase of Common Shares	—	—	—	(40,697)	—	—	(40,697)	—	(40,697)
Dividend reinvestment plan	—	247	—	207	—	—	454	—	454
Incentive and compensation plans	—	19,858	—	60,343	—	(60,869)	19,332	—	19,332
Adjust investment in subsidiaries for issuances and other compensation plans	—	(115,231)	—	—	—	—	(115,231)	43,791	(71,440)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21,132)	(21,132)
September 30, 2025	$1,332	$2,478,916	$1,073,963	$(405,489)	$17,274	$1,301,051	$4,467,047	$817,928	$5,284,975

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
December 31, 2023	$1,332	$2,557,139	$1,073,963	$(464,648)	$11,253	$2,022,959	$5,201,998	$793,767	$5,995,765
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(33,567)	(33,567)	—	(33,567)
Net income (loss) attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	(4,791)	(4,791)
Other comprehensive income (loss)	—	—	—	—	(513)	—	(513)	—	(513)
TDS Common and Series A Common share dividends ($0.27 per share)	—	—	—	—	—	(30,584)	(30,584)	—	(30,584)
TDS Preferred share dividends ($1,242 per Series UU share and $1,125 per Series VV share)	—	—	—	—	—	(51,919)	(51,919)	—	(51,919)
Dividend reinvestment plan	—	466	—	911	—	(360)	1,017	—	1,017
Incentive and compensation plans	—	10,658	—	30,696	—	(41,319)	35	—	35
Adjust investment in subsidiaries for issuances and other compensation plans	—	(11,948)	—	—	—	—	(11,948)	11,977	29
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,944)	(2,944)
September 30, 2024	$1,332	$2,556,315	$1,073,963	$(433,041)	$10,740	$1,865,210	$5,074,519	$798,009	$5,872,528

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements
Note 1 Basis of Presentation
The accounting policies of Telephone and Data Systems, Inc. (TDS) conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. On August 1, 2025, United States Cellular Corporation, a 82.0%-owned subsidiary of TDS, changed its name to Array Digital Infrastructure, Inc. (Array). Array is used throughout this report even when referring to historical periods. The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including Array and TDS’ wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that requires consolidation into the TDS financial statements under GAAP. Intercompany accounts and transactions have been eliminated. The Notes to Consolidated Financial Statements are presented for continuing operations, except for Note 2 — Discontinued Operations.
TDS’ business segments reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2025, are Array and TDS Telecom. TDS’ non-reportable other business activities are presented as “Corporate, Eliminations and Other”, which includes its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS’ segments operate only in the United States. See Note 14 — Business Segment Information for summary financial information on each business segment.
Certain numbers included herein are rounded to thousands or millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2024.
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of September 30, 2025 and December 31, 2024, its results of operations and changes in equity for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2025 and 2024, doesn't materially differ from net income (loss). These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2024.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. As of December 31, 2024, restricted cash primarily consists of balances required under the receivables securitization agreement. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	September 30, 2025	December 31, 2024
(Dollars in thousands)
Cash and cash equivalents	$932,994	$363,612
Restricted cash included in Other current assets	4,198	19,610
Cash, cash equivalents and restricted cash in the statement of cash flows	$937,192	$383,222
Dividend
On August 1, 2025, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which was paid on August 19, 2025.

Note 2 Discontinued Operations
In August 2023, TDS and Array announced that the Boards of Directors of both companies decided to initiate a process to explore a range of strategic alternatives for Array. On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) pursuant to a Securities Purchase Agreement (Securities Purchase Agreement). TDS met the criteria to classify the wireless operations and select spectrum assets sold to T-Mobile as discontinued operations following the receipt of regulatory approval and subsequent closing of the transaction, all of which occurred during the three months ended September 30, 2025.
Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. Certain of these amounts are subject to final adjustment approximately 180 days after the closing date. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. As of September 30, 2025, Array recorded an estimated purchase price true-up due to T-Mobile of $20.2 million, which is classified as Current liabilities of discontinued operations in the Consolidated Balance Sheet. TDS expects a cash income tax liability on the T-Mobile transaction of between $75.0 million and $125.0 million. The transaction included a debt exchange offer whereby debt issued by Array could be exchanged for debt issued by T-Mobile, which reduced the cash portion of the purchase price. See Note 11 – Debt for additional information related to the debt exchange. The cash portion of the purchase price was also reduced by unearned contingent consideration of $89.3 million as well as other purchase price adjustments outlined in the Securities Purchase Agreement. In addition, certain licenses included in the T-Mobile transaction did not transfer to T-Mobile at the time of close and are subject to FCC approval. At closing, a $16.7 million deferral of the purchase price was recorded related to these spectrum licenses. The closing of the transaction triggered the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs and restructuring expenses. Array also may incur significant decommissioning costs for certain equipment and recorded a liability of $65.8 million as of September 30, 2025, which is classified as Other deferred liabilities and credits in the Consolidated Balance Sheet. As of July 31, 2025, the carrying value of the net assets sold to T-Mobile was $2,362.6. TDS recognized a loss on the transaction of $272.6 million during the three months ended September 30, 2025.
Under the provisions of certain debt agreements, which did not transfer in the sale, Array was required to repay the outstanding borrowings with proceeds from the sale. Given that the repayment of debt is contractually triggered by the sale and the debt exchange is directly related to the T-Mobile transaction, the related interest expense is presented within discontinued operations. See Note 11 — Debt for additional information related to the repayment of debt and the debt exchange.
The transaction was structured as an asset sale for income tax purposes. As a result, no current or deferred tax assets or liabilities were transferred to T-Mobile.
On August 1, 2025, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements became effective, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The portion of the purchase price allocated to the use of this spectrum was $149.3 million based on an estimate for fair market value and will be recognized to Short-term imputed spectrum lease income in the continuing operations Consolidated Statement of Operations over the one-year term.
On August 1, 2025, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array, for a minimum of 15 years, space on a minimum of 2,015 towers owned by Array. The MLA also provided that T-Mobile extend the license term for approximately 600 towers owned by Array for a new 15-year term commencing on August 1, 2025. In addition, the MLA provides terms and conditions for T-Mobile, at its option, to revert certain equipment back to Array and would make Array responsible for any decommissioning, remediation, restoration, or disposal costs of such assets.
Following the close of the transaction, TDS entered into a transition services agreement (TSA) with T-Mobile to provide ongoing services and support. TDS recognized $3.0 million of income related to the TSA in Other, net in the Consolidated Statement of Operations for the three and nine months ended September 30, 2025.

The carrying amounts of the major classes of assets and liabilities that transferred in the sale did not meet the criteria to be classified as held for sale in the historical Consolidated Balance Sheet as of December 31, 2024. However, during the three months ended September 30, 2025, TDS met the criteria to classify the wireless operations and select spectrum assets sold to T-Mobile as discontinued operations, and therefore, the major classes of assets and liabilities are presented as discontinued operations in the historical Consolidated Balance Sheet, as follows:

December 31, 2024
(Dollars in thousands)
Assets
Accounts receivable, net	$942,177
Inventory, net	178,700
Prepaid expenses	39,147
Other current assets	3,008
Total current assets of discontinued operations	1,163,032

Licenses	1,298,212
Property, plant and equipment, net	2,117,517
Operating lease right-of-use assets	461,213
Other assets and deferred charges	622,619
Total non-current assets of discontinued operations	4,499,561

Total assets of discontinued operations	$5,662,593

Liabilities
Current portion of long-term debt	$224
Accounts payable	204,861
Customer deposits and deferred revenues	236,053
Accrued taxes	2,836
Accrued compensation	3,032
Short-term operating lease liabilities	125,137
Other current liabilities	99,432
Total current liabilities of discontinued operations	671,575

Long-term operating lease liabilities	326,406
Other deferred liabilities and credits	348,545
Long-term debt, net	1,635,709
Total non-current liabilities of discontinued operations	2,310,660

Total liabilities of discontinued operations	$2,982,235

Net income (loss) from discontinued operations in the Consolidated Statement of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands)
Operating revenues
Service	$238,088	$721,707	$1,659,802	$2,167,688
Equipment sales	70,989	174,856	401,106	554,810
Total operating revenues	309,077	896,563	2,060,908	2,722,498

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	46,502	161,019	367,994	486,443
Cost of equipment sold	79,604	200,336	463,184	623,670
Selling, general and administrative	79,140	305,844	700,079	900,807
Depreciation, amortization and accretion	50,468	155,745	351,274	462,967
(Gain) loss on asset disposals, net	913	3,449	5,314	13,741
(Gain) loss on sale of business and other exit costs, net	272,574	—	272,574	—
Total operating expenses	529,201	826,393	2,160,419	2,487,628

Operating income (loss)	(220,124)	70,170	(99,511)	234,870

Other income (expense)
Interest expense	(15,255)	(43,695)	(91,714)	(129,005)
Other, net	400	(52)	190	(83)
Total other income (expense)	(14,855)	(43,747)	(91,524)	(129,088)

Income (loss) before income taxes	(234,979)	26,423	(191,035)	105,782
Income tax expense (benefit)	(83,080)	5,598	(58,885)	37,629
Net income (loss) from discontinued operations	$(151,899)	$20,825	$(132,150)	$68,153

Note 3 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Three Months Ended September 30, 2025	TDS Telecom	Array	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$181,752	$—	$—	$181,752
Commercial	34,066	—	—	34,066
Wholesale	38,368	—	—	38,368
Other service	—	1,281	(318)	963
Service revenues from contracts with customers	254,186	1,281	(318)	255,149
Equipment and product sales	141	—	6,609	6,750
Total revenues from contracts with customers	254,327	1,281	6,291	261,899
Operating lease income	784	45,838	—	46,622
Total operating revenues	$255,111	$47,119	$6,291	$308,521

Three Months Ended September 30, 2024	TDS Telecom	Array	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$185,717	$—	$—	$185,717
Commercial	36,304	—	—	36,304
Wholesale	39,697	—	—	39,697
Other service	—	70	12,945	13,015
Service revenues from contracts with customers	261,718	70	12,945	274,733
Equipment and product sales	202	—	22,206	22,408
Total revenues from contracts with customers	261,920	70	35,151	297,141
Operating lease income	742	25,669	3,945	30,356
Total operating revenues	$262,662	$25,739	$39,096	$327,497

Nine Months Ended September 30, 2025	TDS Telecom	Array	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$549,017	$—	$—	$549,017
Commercial	103,317	—	—	103,317
Wholesale	122,252	—	—	122,252
Other service	—	2,969	(2,160)	809
Service revenues from contracts with customers	774,586	2,969	(2,160)	775,395
Equipment and product sales	535	—	19,620	20,155
Total revenues from contracts with customers	775,121	2,969	17,460	795,550
Operating lease income	2,282	99,663	—	101,945
Total operating revenues	$777,403	$102,632	$17,460	$897,495

Nine Months Ended September 30, 2024	TDS Telecom	Array	Corporate, Eliminations and Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$557,628	$—	$—	$557,628
Commercial	110,190	—	—	110,190
Wholesale	125,157	—	—	125,157
Other service	—	254	48,550	48,804
Service revenues from contracts with customers	792,975	254	48,550	841,779
Equipment and product sales	587	—	63,576	64,163
Total revenues from contracts with customers	793,562	254	112,126	905,942
Operating lease income	3,000	76,591	16,097	95,688
Total operating revenues	$796,562	$76,845	$128,223	$1,001,630
Numbers may not foot due to rounding.

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

	September 30, 2025	December 31, 2024
(Dollars in thousands)
Contract assets	$1,278	$4,139
Contract liabilities	$43,734	$48,826
Revenue recognized related to contract liabilities existing at January 1, 2025 was $44.8 million for the nine months ended September 30, 2025.
Transaction price allocated to the remaining performance obligations
TDS Telecom provides residential internet, video, mobile, and voice services primarily through monthly subscription arrangements. Each subscription period is treated as a distinct performance obligation, with revenue recognized on a straight-line basis over the service period as the services are delivered. Customers are typically billed in advance and may cancel their subscriptions at the end of any monthly term without incurring penalties.
In addition, as of September 30, 2025, TDS Telecom expects to recognize approximately $72.1 million of revenue in the future related to performance obligations associated with existing circuit contracts that are partially or wholly unsatisfied. As of September 30, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2025, 2026, and thereafter was $8.7 million, $29.7 million, and $33.7 million, respectively.
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

	September 30, 2025	December 31, 2024
(Dollars in thousands)
Costs to obtain contracts
Sales commissions	$14,092	$13,359
Fulfillment costs
Installation costs	1,858	1,975
Total contract cost assets	$15,950	$15,334

Amortization of contract cost assets was $2.5 million and $7.7 million for the three and nine months ended September 30, 2025, respectively, and $3.2 million and $10.1 million for the three and nine months ended September 30, 2024, respectively, and was included in Selling, general and administrative expenses and Cost of operations expenses.
Note 4 Fair Value Measurements
As of September 30, 2025 and December 31, 2024, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	September 30, 2025		December 31, 2024
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Long-term debt	2	$837,045	$771,402	$2,445,780	$2,420,367
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of Long-term debt was estimated using various methods, including quoted market prices and discounted cash flow analyses.
The fair values of Cash and cash equivalents and restricted cash approximate their book values due to the short-term nature of these financial instruments.
Note 5 Income Taxes
The effective tax rate on Income (loss) before income taxes from continuing operations for the three and nine months ended September 30, 2025 was (1,211.1)% and (2,324.1)%, respectively. These effective tax rates are not meaningful due to low amounts of pretax income and reflect (i) favorable reductions to valuation allowances related to deferred tax assets that are now likely to be realized by the taxable income generated from the sale of wireless operations and select spectrum assets to T-Mobile, and/or the pending License Purchase Agreements currently classified as held for sale as of September 30, 2025; and (ii) the impacts of compensation-related tax adjustments.
The effective tax rate on Income (loss) before income taxes from continuing operations for the three and nine months ended September 30, 2024 was 23.6% and 26.5%, respectively. These effective rates reflect unfavorable adjustments for state taxes and nondeductible interest expense, offset by favorable adjustments for compensation-related deductions.

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
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars and shares in thousands, except per share amounts)

Net income (loss) from continuing operations attributable to TDS common shareholders	$40,239	$(100,448)	$10,960	$(142,401)
Net income (loss) from discontinued operations attributable to TDS common shareholders	(139,295)	17,404	(125,587)	56,915
Net income (loss) attributable to TDS common shareholders used in basic earnings (loss) per share	$(99,056)	$(83,044)	$(114,627)	$(85,486)
Adjustments to compute diluted earnings:
Noncontrolling interest adjustment	(610)	—	(610)	—
Net income (loss) attributable to TDS common shareholders used in diluted earnings (loss) per share	$(99,666)	$(83,044)	$(115,237)	$(85,486)

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	108,587	106,487	107,781	105,990
Series A Common Shares	7,539	7,542	7,537	7,533
Total	116,126	114,029	115,318	113,523

Effects of dilutive securities	2,718	—	3,468	—
Weighted average number of shares used in diluted earnings (loss) per share	118,844	114,029	118,786	113,523

Basic earnings (loss) per share from continuing operations attributable to TDS common shareholders	$0.35	$(0.88)	$0.10	$(1.25)
Basic earnings (loss) per share from discontinued operations attributable to TDS common shareholders	(1.20)	0.15	(1.09)	0.50
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.85)	$(0.73)	$(0.99)	$(0.75)

Diluted earnings (loss) per share from continuing operations attributable to TDS common shareholders	$0.33	$(0.88)	$0.07	$(1.25)
Diluted earnings (loss) per share from discontinued operations attributable to TDS common shareholders	(1.17)	0.15	(1.06)	0.50
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.84)	$(0.73)	$(0.99)	$(0.75)
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 0.1 million for both the three and nine months ended September 30, 2025, and 5.2 million and 6.2 million for the three and nine months ended September 30, 2024, respectively.

Note 7 Acquisitions and Divestitures
Array
In addition to the divestiture of Array's wireless operations, as disclosed in Note 2 — Discontinued Operations, other acquisition and divestiture transactions are disclosed below. The estimated closing dates of the license sale transactions cited below could be impacted by the duration of the ongoing shutdown of the U.S. federal government.
On October 17, 2024, Array entered into a License Purchase Agreement (Verizon License Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000.0 million. As of September 30, 2025, the book value of the wireless spectrum licenses to be sold was $588.8 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in the third quarter of 2026, subject to regulatory approval and other customary closing conditions, and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.

On November 6, 2024, Array entered into a License Purchase Agreement (AT&T License Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018.0 million, subject to certain purchase price adjustments. As of September 30, 2025, the book value of the wireless spectrum licenses to be sold was $861.0 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in the fourth quarter of 2025 or first half of 2026, subject to regulatory approval and other customary closing conditions.
On August 29, 2025, Array entered into a License Purchase Agreement (T-Mobile License Purchase Agreement) with T-Mobile to sell certain 700 MHz wireless spectrum licenses and agreed to grant T-Mobile certain rights to lease such licenses prior to the transaction close for total proceeds of $85.0 million. As of September 30, 2025, the book value of the wireless spectrum licenses to be sold was $64.3 million of which $53.1 million was submitted for regulatory approval and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in 2026, subject to regulatory approval and other customary closing conditions.
As part of the T-Mobile transaction to sell the wireless operations, Array entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and Array has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106.0 million. The call option notice period started on May 24, 2024, and the put exercise period started on August 1, 2025. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. Array accounts for this instrument as a net written call option and records such option at fair value each reporting period unless/until such option is exercised or terminated. As of September 30, 2025, Array wrote off the entire fair value of the net written call option. The change in fair value is recorded to (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations. In September 2025, T-Mobile exercised $86.4 million of the call option. As of September 30, 2025, the book value of the spectrum licenses subject to the call notice was $86.5 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in 2026, subject to regulatory approval and other customary closing conditions.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon, AT&T and T-Mobile spectrum transactions signed during 2024 and 2025, and seeks to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements. In addition to the transactions at Array, TDS Telecom continues to explore opportunities to transform its business operations given the change in scale of the overall TDS organization following the divestiture of the wireless operations. The processes occurring at Array and TDS Telecom, which are being directed at the TDS enterprise level, are collectively referred to as the strategic alternatives review throughout this report.
TDS incurred third-party expenses related to the announced transactions and strategic alternatives review of $4.1 million and $6.2 million for the three and nine months ended September 30, 2025, respectively, and $1.5 million and $31.1 million for the three and nine months ended September 30, 2024, respectively, which are included in Selling, general and administrative and cost of service expenses for continuing operations.
On August 1, 2025, noncontrolling entities managed by Array that are not consolidated into the Array financial statements but are accounted for as equity method investments sold their wireless operations to T-Mobile in separate transactions, coterminous with the sale of Array's consolidated wireless operations sold to T-Mobile on the same date. Array realized income in the three months ended September 30, 2025 in the amount of $34.1 million related to its proportional share of the corresponding gain on sale. This income is recorded as a component of Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations. In addition, Array received a distribution of $42.5 million from these transactions in August 2025, and such distribution is recorded as Distributions from unconsolidated entities in the Consolidated Statement of Cash Flows.
On July 14, 2025, Array completed the acquisition of King Street Wireless, LLC and Sunshine Spectrum, LLC for a total purchase price of $16.7 million, of which $9.4 million was paid in prior periods and $7.3 million was paid at time of closing. The acquisitions result in the expected realization of certain deferred tax assets, and therefore Array recorded a reduction to valuation allowance on deferred tax assets and associated discrete income tax benefit of $47.6 million during the three months ended September 30, 2025.

TDS Telecom
In February 2025, TDS Telecom entered into agreements with third-parties to sell certain incumbent markets in Colorado for a purchase price of $18.5 million. The transactions closed on June 2, 2025, and TDS Telecom recognized a book gain of $6.8 million in (Gain) loss on sale of business and other exit costs, net in the Consolidated Statement of Operations.
In July 2025, TDS Telecom entered into an agreement with a third-party to sell incumbent markets in Oklahoma for a purchase price of $43.0 million. The assets and liabilities of the markets being sold have been classified as held for sale in the Consolidated Balance Sheet as of September 30, 2025. The transaction is expected to close in 2025, subject to customary regulatory approvals and closing conditions. TDS expects the timing of regulatory approval to be impacted by the duration of the ongoing shutdown of the U.S. federal government.
Note 8 Intangible Assets
Wireless spectrum licenses are considered to be indefinite-lived assets, and therefore, are not amortized but are tested for impairment annually or more frequently if there are events or circumstances that cause Array to believe that their carrying values exceed their fair values. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
During the third quarter of 2025, Array continued its efforts to monetize its spectrum assets not subject to pending sale agreements. Based on information obtained through that process, specifically suppressed pricing and decrease in demand for high-band spectrum, Array concluded that there were events and circumstances in the third quarter of 2025 that caused Array to believe the carrying value of one of the units of accounting for remaining spectrum not subject to a pending sale agreement may exceed its respective fair value (i.e., triggering event), and accordingly a quantitative impairment assessment was performed for that unit.
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the high-band unit of accounting tested, selecting a point within a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The fair value of the wireless spectrum licenses was less than the respective carrying value, and a $47.7 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2025. The impairment loss was related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $113.4 million as of September 30, 2025 after the impairment loss. The impairment loss is driven by lower fair value attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
During the third quarter of 2024, Array concluded that there were events and circumstances that caused Array to believe the carrying values of five units of accounting may exceed their respective fair values (i.e. triggering event), and accordingly a quantitative impairment assessment was performed for those units. There was no triggering event for the other units of accounting.
Based on a market approach valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136.2 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2024. The impairment loss was substantially all related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161.1 million as of September 30, 2024 after the impairment loss. The impairment loss was driven by a change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
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

	September 30, 2025	December 31, 2024
(Dollars in thousands)
Equity method investments	$470,634	$471,840
Measurement alternative method investments	20,843	19,896
Investments recorded using the net asset value practical expedient	9,520	8,735
Total investments in unconsolidated entities	$500,997	$500,471

The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Dollars in thousands)
Revenues	$1,884,784	$1,884,368	$5,739,938	$5,560,964
Operating expenses	1,362,757	1,470,653	4,402,728	4,310,328
Operating income	522,027	413,715	1,337,210	1,250,636
Other income (expense), net	(17,185)	772	(31,912)	(379)
Net income	$504,842	$414,487	$1,305,298	$1,250,257
Note 10 Asset Retirement Obligations
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
During the three months ended September 30, 2025, Array and TDS Telecom performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the reviews and other changes in asset retirement obligations during the nine months ended September 30, 2025 were as follows:

Asset Retirement Obligations
(Dollars in thousands)
Balance at December 31, 2024	$385,592
Additional liabilities accrued	168
Revisions in estimated cash outflows	13,773
Disposition of assets	(8,024)
Accretion expense	14,125
Balance at September 30, 2025	$405,634
Note 11 Debt
Revolving Credit Agreements
TDS and Array have unsecured revolving credit agreements with maximum borrowing capacities of $400.0 million and $300.0 million, respectively. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity. In April 2025, TDS and Array amended the revolving credit agreements to extend the maturity dates to July 2027 and allow for permitted dispositions, as specified in the amendments. The amendments also included a provision that was triggered upon the sale of the Array wireless operations to T-Mobile, which occurred on August 1, 2025, which accelerated the maturity dates to April 2026. Additionally, the amendment to the Array revolving credit agreement included a provision that will be triggered upon Array receiving net proceeds from the cumulative sale of wireless spectrum licenses to AT&T, Verizon and other parties that equals or exceeds $500.0 million, which provision will automatically reduce the maximum borrowing capacity of the Array revolving credit agreement from $300.0 million to $150.0 million five business days after Array's receipt of such net proceeds. As of September 30, 2025, there were no outstanding borrowings under the agreements, except for letters of credit, and TDS' and Array's unused borrowing capacity was $399.4 million and $299.9 million, respectively.
Unsecured Term Loan Agreements
In August 2025, TDS repaid the entire outstanding borrowings under all of its unsecured term loan agreements of $781.3 million.
In August 2025, Array repaid the entire outstanding borrowings under its unsecured term loan agreements of $713.3 million.
In August 2025, Array borrowed $325.0 million under a term loan agreement with CoBank, ACB. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%.
Secured Term Loan Agreement
In August 2025, TDS repaid the entire outstanding borrowing under its secured term loan agreement of $300.0 million. TDS incurred a termination penalty of $8.9 million as a result of the repayment.

Export Credit Financing Agreements
At September 30, 2025, TDS has a term loan credit facility with Export Development Canada with $150.0 million of principal outstanding.
In August 2025, Array repaid the entire outstanding borrowings under its term loan agreement with Export Development Canada of $150.0 million.
Receivables Securitization Agreement
Array, through its subsidiaries, had a receivables securitization agreement that permitted securitized borrowings using its equipment installment plan receivables. In May 2025, Array repaid the entire outstanding borrowings under the agreement of $2.0 million. In July 2025, Array terminated the receivables securitization agreement.
Debt Covenants
The TDS and Array revolving credit agreements, term loan agreement with CoBank and the TDS export credit financing agreement require TDS or Array, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Following the sale of the Array wireless operations to T-Mobile, TDS and Array are required to maintain the Consolidated Leverage Ratio, based on net debt, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00. TDS and Array are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and Array believe they were in compliance as of September 30, 2025 with all such financial covenants.
Other Long-Term Debt
The T-Mobile transaction to sell the wireless operations and select spectrum assets included a debt exchange offer whereby debt issued by Array could be exchanged for debt issued by T-Mobile, which reduced the cash portion of the purchase price. The debt exchange offering closed on August 5, 2025 and resulted in the exchange of $1,680.1 million of long-term debt comprised of the following Array notes: $488.9 million of 6.7% Senior Notes, $394.2 million of 6.25% Senior Notes, $401.5 million of 5.5% March 2070 Senior Notes and $395.5 million of 5.5% June 2070 Senior Notes. As a result, on August 5, 2025, after the debt exchange, Array retained $363.9 million of senior notes, consisting of $55.1 million of 6.7% Senior Notes, $105.8 million of 6.25% Senior Notes, $98.5 million of 5.5% March 2070 Senior Notes, and $104.5 million of 5.5% June 2070 Senior Notes. The write-off of the unamortized discount and debt issuance costs related to the exchanged debt of $47.7 million was recorded to (Gain) loss on sale of business and other exit costs, net within discontinued operations during the three months ended September 30, 2025.
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
Array formed USCC EIP LLC, USCC Receivables Funding LLC and the USCC Master Note Trust, collectively the special purpose entities (SPEs), to facilitate a securitized borrowing using its equipment installment plan receivables. Given that Array had the power to direct the activities of these SPEs, and that these SPEs lacked sufficient equity to finance their activities, Array was deemed to have a controlling financial interest in the SPEs, and therefore consolidated them. On July 31, 2025, Array terminated the receivables securitization agreement and the USCC Master Note Trust was dissolved. On August 1, 2025, USCC EIP LLC and USCC Receivables Funding LLC conveyed to T-Mobile. Following these events, the SPEs were no longer classified as VIEs.
The following VIEs were formed to participate in FCC auctions of wireless spectrum licenses and to fund, establish, and provide wireless service with respect to any FCC wireless spectrum licenses won in the auctions:
▪Advantage Spectrum, L.P. (Advantage Spectrum) and Sunshine Spectrum, LLC, the general partner of Advantage Spectrum; and
▪King Street Wireless, L.P. (King Street Wireless) and King Street Wireless, LLC, the general partner of King Street Wireless.
These particular VIEs are collectively referred to as designated entities. Although the power to direct the activities of these VIEs was shared, TDS had the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS was the primary beneficiary of the VIEs. Therefore, in accordance with GAAP, these VIEs were consolidated into the TDS financial statements. On July 14, 2025, Array completed the acquisition of King Street Wireless, LLC and Sunshine Spectrum, LLC for a total aggregate purchase price of $16.7 million. Following the acquisition, the designated entities were no longer classified as VIEs.

TDS also consolidates other VIEs that are limited partnerships that lease tower space to tenants. A limited partnership is a variable interest entity unless the limited partners hold substantive participating rights or kick-out rights over the general partner. For certain limited partnerships, Array is the general partner and manages the operations. In these partnerships, the limited partners do not have substantive kick-out or participating rights and, further, such limited partners do not have the authority to remove the general partner. Therefore, these limited partnerships also are recognized as VIEs and are consolidated into the TDS financial statements under the variable interest model.
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet. The balances presented for both periods represent the consolidated VIEs identified as of September 30, 2025. As discrete continuing operations balances are not available, the balances presented for December 31, 2024 are derived from the ratio of continuing operations for the respective financial statement line item of TDS' Consolidated Balance Sheet.

	September 30, 2025	December 31, 2024
(Dollars in thousands)
Assets
Cash and cash equivalents	$—	$7
Accounts receivable	768	165
Other current assets	354	280
Property, plant and equipment, net	12,041	14,821
Operating lease right-of-use assets	20,850	20,965
Other assets and deferred charges	867	244
Total assets	$34,880	$36,482

Liabilities
Current liabilities	$3,495	$3,400
Long-term operating lease liabilities	22,604	22,367
Other deferred liabilities and credits	10,992	8,932
Total liabilities	$37,091	$34,699
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the TDS financial statements under the variable interest model.
TDS’ total investment in these unconsolidated entities was $0.9 million and $4.7 million at September 30, 2025 and December 31, 2024, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made no contributions, loans or advances to its VIEs totaling during the nine months ended September 30, 2025 and $8.6 million during the nine months ended September 30, 2024.
Note 13 Noncontrolling Interests
The following schedule discloses the effects of Net income (loss) attributable to TDS shareholders and changes in TDS’ ownership interest in Array on TDS’ equity:

Nine Months Ended September 30,	2025	2024
(Dollars in thousands)
Net income (loss) attributable to TDS shareholders	$(114,627)	$(85,486)
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from Array's issuance of Array shares	(123,170)	(43,041)
Change in TDS' Capital in excess of par value from Array's repurchases of Array shares	(3,199)	8
Net transfers (to) from noncontrolling interests	(126,369)	(43,033)
Net income (loss) attributable to TDS shareholders after transfers (to) from noncontrolling interests	$(240,996)	$(128,519)

Note 14 Business Segment Information
TDS has the following reportable segments: Array and TDS Telecom. As of September 30, 2025, the wireless operations and select spectrum assets sold to T-Mobile qualified as discontinued operations. See Note 2 — Discontinued Operations for additional information. The wireless operations and select spectrum assets sold were reported within the Wireless segment in prior periods and as a result of the sale, the previously reported Wireless and Towers segments no longer meet the criteria to be reportable segments and Array is now a single reportable segment. Array generates its revenues by leasing tower space on Array-owned towers to other wireless carriers. TDS Telecom generates its revenues by providing broadband, video, voice and wireless services.
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
Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is the segment measure of profit or loss reported to the chief operating decision maker for purposes of assessing the segments' performance and making capital allocation decisions. Adjusted EBITDA is a non-GAAP financial measure that shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review. TDS believes Adjusted EBITDA is a useful measure of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of TDS' financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance. TDS’ chief operating decision maker is its President and Chief Executive Officer.

Financial data from continuing operations for TDS’ reportable segments for the three and nine months ended September 30, 2025 and 2024, is as follows.

Three Months Ended September 30, 2025	Array	TDS Telecom	Total
(Dollars in thousands)
Revenues from external customers	$47,119	$254,890	$302,009
Intersegment revenues	—	221	221
	47,119	255,111	302,230
Reconciliation of revenue:
All Other revenues[1]			6,512
Elimination of intersegment revenues			(221)
Total operating revenues			$308,521

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(20,976)	(102,253)
Cost of equipment and products	—	(182)
Selling, general and administrative	(20,525)	(79,201)
Expenses related to strategic alternatives review (included in Selling, general and administrative)	489	3,497
Equity in earnings of unconsolidated entities	69,811	3
Interest and dividend income	8,909	1,824
Other segment items	254	1,692
Segment Adjusted EBITDA (Non-GAAP)	$85,081	$80,491	$165,572

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]			(38,180)
Short-term imputed spectrum lease income			30,413
Depreciation, amortization and accretion			(90,769)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(3,986)
Loss on impairment of licenses			(47,679)
Loss on asset disposals, net			(729)
Loss on sale of business and other exit costs, net			(2,844)
Gain on license sales and exchanges, net			1,323
Interest expense			(7,112)
Income before income taxes			$6,009

Other segment disclosures
Three Months Ended or as of September 30, 2025	Array	TDS Telecom	Segment Total	All Other[1]	TDS Consolidated Total
Short-term imputed spectrum lease income	$30,413	$—	$30,413	$—	$30,413
Depreciation, amortization and accretion	(11,868)	(78,901)	(90,769)	(977)	(91,746)
Loss on impairment of licenses	(47,679)	—	(47,679)	—	(47,679)
Loss on asset disposals, net	(707)	(22)	(729)	—	(729)
Loss on sale of business and other exit costs, net	—	(2,844)	(2,844)	—	(2,844)
Gain on license sales and exchanges, net	1,323	—	1,323	—	1,323
Interest expense	(8,855)	1,743	(7,112)	(40,166)	(47,278)

Investments in unconsolidated entities	452,174	3,947	456,121	44,876	500,997
Total assets	4,918,327	2,916,686	7,835,013	697,365	8,532,378
Capital expenditures from continuing operations	$7,927	$102,429	$110,356	$(358)	$109,998

Three Months Ended September 30, 2024	Array	TDS Telecom	Total
(Dollars in thousands)
Revenues from external customers	$25,739	$261,905	$287,644
Intersegment revenues	—	757	757
	25,739	262,662	288,401
Reconciliation of revenue:
All Other revenues[1]			39,853
Elimination of intersegment revenues			(757)
Total operating revenues			$327,497

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(18,263)	(101,107)
Cost of equipment and products	—	(211)
Selling, general and administrative	(21,176)	(80,814)
Expenses related to strategic alternatives review (included in Selling, general and administrative)	1,253	—
Equity earnings of unconsolidated entities	43,109	1
Interest and dividend income	3,552	1,368
Other segment items	—	897
Segment Adjusted EBITDA (Non-GAAP)	$34,214	$82,796	$117,010

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]			(25,987)
Depreciation, amortization and accretion			(79,901)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(1,253)
Loss on impairment of licenses			(136,234)
Loss on asset disposals, net			(2,876)
Gain on license sales and exchanges, net			2,200
Interest expense			(2,979)
Income (loss) before income taxes			$(130,020)

Other segment disclosures
Three Months Ended or as of September 30, 2024	Array	TDS Telecom	Segment Total	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(12,237)	$(67,664)	$(79,901)	$(981)	$(80,882)
Loss on impairment of licenses	(136,234)	—	(136,234)	—	(136,234)
Loss on asset disposals, net	(196)	(2,680)	(2,876)	53	(2,823)
Gain on sale of business and other exit costs, net	—	—	—	11,733	11,733
Gain on license sales and exchanges, net	2,200	—	2,200	—	2,200
Interest expense	(4,241)	1,262	(2,979)	(29,715)	(32,694)

Investments in unconsolidated entities	478,263	3,950	482,213	41,996	524,209
Total assets	10,516,361	2,923,354	13,439,715	286,735	13,726,450
Capital expenditures from continuing operations	$4,406	$77,904	$82,310	$1,374	$83,684

Nine Months Ended September 30, 2025	Array	TDS Telecom	Total
(Dollars in thousands)
Revenues from external customers	$102,632	$775,592	$878,224
Intersegment revenues	—	1,811	1,811
	102,632	777,403	880,035
Reconciliation of revenue:
All Other revenues[1]			19,271
Elimination of intersegment revenues			(1,811)
Total operating revenues			$897,495

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(56,662)	(300,265)
Cost of equipment and products	—	(562)
Selling, general and administrative	(69,063)	(244,905)
Expenses related to strategic alternatives review (included in Selling, general and administrative)	2,349	3,497
Equity earnings of unconsolidated entities	147,453	4
Interest and dividend income	15,267	4,918
Other segment items	253	5,262
Segment Adjusted EBITDA (Non-GAAP)	$142,229	$245,352	$387,581

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]			(92,251)
Short-term spectrum lease income			30,413
Depreciation, amortization and accretion			(259,338)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(5,846)
Loss on impairment of licenses			(47,679)
Loss on asset disposals, net			(8,510)
Gain on sale of business and other exit costs, net			5,235
Gain on license sales and exchanges, net			6,123
Interest expense			(12,065)
Income before income taxes			$3,663

Other segment disclosures
Nine Months Ended September 30, 2025	Array	TDS Telecom	Segment Total	All Other[1]	TDS Consolidated Total
Short-term imputed spectrum lease income	$30,413	$—	$30,413	$—	$30,413
Depreciation, amortization and accretion	(35,860)	(223,478)	(259,338)	(2,757)	(262,095)
Loss on impairment of licenses	(47,679)	—	(47,679)	—	(47,679)
Loss on asset disposals, net	(620)	(7,890)	(8,510)	(14)	(8,524)
Gain on sale of business and other exit costs, net	—	5,235	5,235	797	6,032
Gain on license sales and exchanges, net	6,123	—	6,123	—	6,123
Interest expense	(16,233)	4,168	(12,065)	(88,287)	(100,352)

Capital expenditures from continuing operations	$16,978	$251,486	$268,464	$265	$268,729

Nine Months Ended September 30, 2024	Array	TDS Telecom	Total
(Dollars in thousands)
Revenues from external customers	$76,845	$794,046	$870,891
Intersegment revenues	—	2,516	2,516
	76,845	796,562	873,407
Reconciliation of revenue:
All Other revenues[1]			130,739
Elimination of intersegment revenues			(2,516)
Total operating revenues			$1,001,630

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(52,822)	(296,768)
Cost of equipment and products	—	(514)
Selling, general and administrative	(78,997)	(236,134)
Expenses related to strategic alternatives review (included in Selling, general and administrative)	19,913	—
Equity earnings of unconsolidated entities	123,445	1
Interest and dividend income	9,076	3,591
Other segment items	—	2,664
Segment Adjusted EBITDA (Non-GAAP)	$97,460	$269,402	$366,862

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]			(96,326)
Depreciation, amortization and accretion			(234,005)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(19,913)
Loss on impairment of licenses			(136,234)
Loss on asset disposals, net			(8,934)
Loss on license sales and exchanges, net			(4,360)
Interest expense			(5,680)
Income (loss) before income taxes			$(138,590)

Other segment disclosures
Nine Months Ended September 30, 2024	Array	TDS Telecom	Segment Total	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(35,058)	$(198,947)	$(234,005)	$(6,875)	$(240,880)
Loss on impairment of licenses	(136,234)	—	(136,234)	—	(136,234)
Loss on asset disposals, net	(590)	(8,344)	(8,934)	36	(8,898)
Gain on sale of business and other exit costs, net	—	—	—	11,733	11,733
Loss on license sales and exchanges, net	(4,360)	—	(4,360)	—	(4,360)
Interest expense	(9,201)	3,521	(5,680)	(73,238)	(78,918)

Capital expenditures from continuing operations	$11,570	$242,069	$253,639	$5,653	$259,292
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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2025, TDS evaluated the impact of the sale of the Array wireless operations on its control framework, which resulted in the removal, addition, and redesign of certain controls. Except for the changes related to the sale of the Array wireless operations, there were no other changes in internal controls over financial reporting that have occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, TDS' internal control over financial reporting.

Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified TDS, that it was conducting inquiries of Array and TDS under the federal False Claims Act relating to Array’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. Array is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In 2019, following the DOJ’s investigation, the DOJ informed Advantage Spectrum, L.P. (Advantage) and King Street Wireless, L.P. (King Street) that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia upon the request of Advantage and King Street and over the objection of the Relators. In March 2023, the District Court for the District of Columbia granted Advantage’s and King Street’s motion to dismiss the actions with prejudice. The private party plaintiffs appealed the district court’s decision to grant the motions to dismiss. In April 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the district court’s dismissal as to the case involving King Street. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court on September 5, 2025. The Supreme Court has requested a response from the defendants. On September 26, 2025, the D.C. Circuit reversed the district court’s decision dismissing the case involving Advantage, and remanded that case to the district court for further proceedings.
TDS and Array believe that the Relators’ claims are without merit and that Advantage’s and King Street’s participation in FCC auctions complied with applicable law and FCC Rules.
On May 2, 2023, a putative stockholder class action was filed against TDS and Array and certain current and former officers and directors in the United States District Court for the Northern District of Illinois. An Amended Complaint was filed on September 1, 2023, which names TDS, Array, and certain current Array officers and directors as defendants, and alleges that certain public statements made between May 6, 2022 and November 3, 2022 (the potential class period) regarding, among other things, Array’s business strategies to address subscriber demand, violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks to represent a class of stockholders who purchased TDS equity securities during the potential class period and demands unspecified money damages. On November 1, 2024, the court issued a Memorandum Opinion and Order granting in part and denying in part the defendants' motion to dismiss the lawsuit. On February 28, 2025, the parties reached a settlement in principle. On April 25, 2025, the plaintiff filed a motion for preliminary approval of the settlement. On September 4, 2025, the court approved the settlement and dismissed the lawsuit in its entirety with prejudice.
On January 31, 2025, a stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit takes issue with the same public statements made between May 6, 2022 and November 3, 2022, alleging that the fact that the statements were made was a breach of fiduciary duty on the part of the officer and director defendants, and bringing claims for indemnification and contribution against the officer and director defendants and Array. In addition to indemnification and contribution, the plaintiff seeks money damages and the implementation of certain governance proposals. On July 21, 2025, a motion to intervene in the lawsuit was filed by the stockholder plaintiff who had previously filed a stockholder derivative lawsuit in the United States District Court for the Northern District of Illinois and subsequently dismissed that federal court lawsuit. The defendants filed a motion to dismiss the Circuit Court lawsuit on July 23, 2025. On September 29, 2025, the proposed intervenor withdrew her motion to intervene. A hearing on the motion to dismiss was held on October 6, 2025. A status conference on the motion to dismiss is set for January 23, 2026.
TDS is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. TDS intends to contest plaintiffs' claims vigorously on the merits.

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. As of October 31, 2025, there was $73.7 million remaining to be repurchased under this program. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the third quarter of 2025. On November 7, 2025, TDS announced that its Board of Directors had authorized an additional $500 million stock repurchase program for TDS Common Shares, which program is incremental to, and has similar terms as, the existing program.
The following table provides certain information with respect to all purchases made by or on behalf of TDS, or any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q. The purchases below were made under a Rule 10b5-1 stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2025	—	$—	—	$132,034,150
August 1 - 31, 2025	—	$—	—	$132,034,150
September 1 - 30, 2025	1,077,564	$37.77	1,077,564	$91,337,589
Total for or as of the end of the quarter ended September 30, 2025	1,077,564	$37.77	1,077,564	$91,337,589

Other Information
Rule 10b5-1 Trading Arrangements
On September 15, 2025, Prudence Carlson, Director of TDS, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 18,746 of TDS Common Shares, subject to certain conditions. The duration of this trading plan is 374 days.

Exhibits

Exhibit Number	Description of Documents

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	44	-	50
		Notes to Consolidated Financial Statements	54	-	67

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4.	Controls and Procedures	72

Part II.	Other Information

	Item 1.	Legal Proceedings	73

	Item1A.	Risk Factors	33

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74

	Item 5.	Other Information	75

	Item 6.	Exhibits	76

Signatures			78

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	November 7, 2025	/s/ Walter C. D. Carlson
Walter C. D. Carlson President and Chief Executive Officer (principal executive officer)

Date:	November 7, 2025	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)