Form 10-K
period 2025-12-31
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2026-02-24
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
As of June 30, 2025, the aggregate market values of the registrant’s Common Shares and Series A Common Shares held by non-affiliates were approximately $4 billion and less than $1 million, respectively. For purposes hereof, Telephone and Data Systems, Inc. (TDS) has assumed that each director and executive officer is an affiliate, and no party who has filed a Schedule 13G is an affiliate. The June 30, 2025 closing price of the Common Shares was $35.58 as reported by the New York Stock Exchange. Because trading in the Series A Common Shares is infrequent, the registrant has assumed for purposes hereof that each Series A Common Share has a market value equal to one Common Share because the Series A Common Shares are convertible on a share-for-share basis into Common Shares.
The number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2026, is 106.2 million Common Shares, $.01 par value, and 7.5 million Series A Common Shares, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Those sections or portions of the registrant’s Notice of Annual Meeting of Shareholders and Proxy Statement (Proxy Statement) to be filed prior to April 30, 2026, for the 2026 Annual Meeting of Shareholders scheduled to be held May 21, 2026, are herein incorporated by reference into Parts II and III of this report.

PART I
Item 1. Business
Telephone and Data Systems, Inc. (TDS) provides high-quality communications services to customers through its wholly-owned subsidiary TDS Telecommunications LLC (TDS Telecom) with 1.1 million broadband, video, voice and wireless connections at December 31, 2025. TDS leases tower space to tenants and provides ancillary services, holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses through its majority-owned subsidiary Array Digital Infrastructure, Inc. (Array). As of December 31, 2025, TDS owned 82.0% of the combined total of the outstanding Common Shares and Series A Common Shares of Array and controlled 95.9% of the combined voting power of both classes of Array common stock. TDS Common Shares trade under the ticker symbol “TDS” on the New York Stock Exchange (NYSE). Array Common Shares trade on the NYSE under the ticker symbol “AD.”
Under listing standards of the NYSE, TDS is a “controlled company” as such term is defined by the NYSE. TDS is a controlled company because over 50% of the voting power for the election of a majority of the directors of TDS is held by the trustees of the TDS Voting Trust.
On August 1, 2025, United States Cellular Corporation changed its name to Array Digital Infrastructure, Inc.. Array is used throughout this report even when referring to historical periods.
TDS has two reportable segments: TDS Telecom and Array. TDS operations also include the operations of its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). Suttle-Straus’ financial results were not significant to TDS’ operations. All of TDS' segments operate entirely in the United States. See Note 20 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.

TDS TELECOM OPERATIONS
General
TDS Telecom provides communications services to 1.1 million connections in 30 states through its high-quality fiber, coaxial and copper networks. TDS Telecom operates in one reportable segment, and its operating markets are located in a mix of small to mid-sized urban, suburban and rural communities throughout the United States.
Operating Strategy and Community Focus
TDS Telecom invests in high-quality networks, services and products, with the constant focus on delivering outstanding customer service. Through its investments, TDS Telecom intends to improve its broadband services and extend its footprint. TDS Telecom aims to augment that broadband growth by bundling with video, voice, wireless and other value-added services. TDS Telecom seeks to be the preferred broadband provider by offering fiber-rich networks, high-quality products and services, and a seamless customer experience.
A key strategic initiative for TDS Telecom is investing in fiber to provide broadband speeds of up to 8 Gigabits per second (Gbps). Fiber builds allow TDS Telecom to deliver more robust residential and commercial products in its markets that have historically utilized copper technologies and to target attractive, growing markets to increase its total footprint. In 2025, TDS Telecom continued to expand its footprint through fiber investments in Wisconsin and the Pacific Northwest. TDS Telecom may seek to grow its operations through additional investments in fiber and through the acquisition of and/or partnership with businesses that support and complement its existing markets or by creating entirely new clusters of markets in attractive locations.
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
TDS Telecom continues to invest in initiatives designed to enhance the customer experience. As part of a multi-year transformation program, TDS Telecom is executing IT modernization plans aimed at delivering improvement in customer interactions. These investments are expected to strengthen operational efficiency and drive long-term cost savings while supporting growth.
Customers, Services and Products
Residential. TDS Telecom residential customer operations provide high-speed broadband, video, voice and wireless services. These services are bundled at competitive prices to encourage cross-selling within the customer base and to attract and retain customers.
•Broadband: TDS Telecom offers reliable high-speed internet connections and whole-home Wi-Fi through fiber-rich networks. TDS Telecom offers fiber internet with speeds reaching up to 8 Gbps for residential and up to 10 Gbps for select business connections in enabled areas. In certain non-fiber markets, TDS Telecom has deployed fiber-to-the-node and copper-based vectoring/pair bonding technology to increase data speeds reaching up to 100 Mbps. DOCSIS 3.1 technology is utilized across nearly all cable markets and offers speeds of up to 1 Gbps. Whole-home Wi-Fi, security, and support services are available to enhance customers’ high-speed internet experience.
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
•Wireless: TDS offers wireless services to customers through an MVNO. TDS’ MVNO offerings are reliant on third parties to deliver wireless service to these customers. TDS currently offers By-the-Gig and Unlimited data plans.
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
Customer Service. TDS Telecom manages customer retention by focusing on outstanding customer service through training of front-line sales and support associates.
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

ARRAY OPERATIONS
General
Array connects America through digital infrastructure by leasing tower space to tenants and providing ancillary services. As of December 31, 2025, Array owns 4,450 towers in 19 states. Array also holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of December 31, 2025, Array is an 82.0%-owned subsidiary of TDS. Through July 31, 2025, Array provided wireless communication services; these operations and certain wireless spectrum licenses were disposed of on August 1, 2025, as discussed further below.
Operating Strategy and Recent Developments
Array is the fifth largest tower owner and operator of shared wireless communications infrastructure in the United States. With 4,450 cell towers, Array enables the deployment of 5G and other wireless technologies throughout the country. Array has a unique wireless carrier heritage and has owned and operated towers for over 40 years. This experience gives Array a robust understanding of the needs of its wireless customers and enables the delivery of exceptional service. Array has built a strong and focused organization that has been and will be relied upon as an efficient and cost-effective partner for colocation. Array’s strategy is to drive increased colocation on its portfolio of unique tower locations and support the delivery of connectivity to the communities in which it operates.
Array’s operations are characterized by:
•Array’s tenants lease space on Array's communications infrastructure, installing network equipment on Array tower structures. Revenues vary by tenant and are dependent on numerous factors, such as quantity of installed equipment, location of installed equipment on the tower structure and tower location, amongst others. Array has entered into long-term Master License Agreements (MLAs) with its largest customers, which ensures a defined lease term and defined lease escalators. Array generally experiences very limited tenant churn and high lease renewal rates driven by the high cost tenants incur to move sites as well as the potential lack of availability of suitable alternative tower structures. Array's largest tenants include T-Mobile, AT&T and Verizon.
•Array's towers are generally located on leased land, though approximately 18% of the portfolio is located on deeded land or land where there is a perpetual easement. Additionally, over 65% of towers on leased land have a lease expiration date ten years or more in the future. Array's towers generally sit within a fenced compound that contains the tower itself as well as space for tenant equipment including shelters and generators. The average height of an Array tower is 260 feet, with tower heights ranging from 60 to 600 feet. Array's portfolio consists of monopole, self-support (lattice), and guyed towers. In addition to the tower structure, guyed towers have guy-wires that extend down to guy anchors. Substantially all of Array's towers have adequate tower capacity and ground space to accommodate additional tenants.
•Demand for tower infrastructure continues to be high, driven primarily by continued growth in mobile data consumption. Array is in a unique position of having a lower tenancy rate than other tower operators due to the tower portfolio being part of the broader legacy wireless business prior to August 2025. This provides Array with ample remaining leasable vertical real estate in attractive rural, suburban and urban areas in the communities in which Array operates.
•Array's direct tower operations costs consist of ground rent, tower maintenance, utilities, property tax and property insurance. Ground rent is the largest of these operating costs and is generally governed by long-term ground lease agreements with periodic escalators.
•Array’s Selling, general and administrative expenses include employee related expenses, bad debts expense, consulting fees, and other general and administrative expenses. In 2025, Selling, general and administrative expenses also included significant costs associated with the wind down of the wireless operations that were not included in discontinued operations. These expenses are expected to persist at a declining rate into future periods.
Array’s strategy is focused on:
•T-Mobile MLA integration: Continued partnership with T-Mobile to implement the provisions of the long-term MLA. This includes the execution of the 2,015 committed site lease agreements (SLAs), caring for interim site terminations, and partnering to drive incremental tenancies above the MLA commitment.
•Growing colocation revenue: Array is focused on increasing the cash flow generated from its tower portfolio and is positioned to drive growth over the coming years. First, over one-third of Array's portfolio of towers has no competing structure within a two-mile radius. Second, Array's tenancy rate is lower than other tower companies, providing sufficient capacity for additional tenants and greater opportunity for lease up. Third, Array has a dedicated sales team supporting its carrier customers and has recently added dedicated team members to support its non-carrier customers and continue to grow those relationships. From an industry perspective, Array believes that continued growth in demand for wireless services, spectrum build-outs, efforts to bridge the digital divide and the emergence of next-generation technologies will drive the need for additional communications infrastructure.
•Ground lease optimization: Array seeks to increase its ground ownership position through continued ground lease purchases as well as proactively renewing ground leases well before lease expiration.

•Evaluation of towers without tenants portfolio: At the conclusion of the T-Mobile integration, Array expects to have 800 – 1,800 towers without tenants. Ongoing analysis will inform Array's strategy for these towers, including assessing the leasability of each tower, ground rent rationalization and long-term alternatives. Array believes that on balance there is significant value in its towers without tenants portfolio that it will strive to unlock through a combination of activities, including increased leasing, ground rent rationalization, and if necessary, divesting, including potential decommissioning, for these locations.
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) under a Securities Purchase Agreement (Securities Purchase Agreement). Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. At closing, a $16.7 million deferral of the purchase price was recorded related to certain spectrum licenses included in the transaction that did not transfer to T-Mobile and are subject to FCC approval. In addition, at closing, Array and T-Mobile entered into a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. Further, at closing, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array space on towers owned by Array. The wireless operations and select spectrum assets sold to T-Mobile are presented as discontinued operations throughout this report. See Note 2 — Discontinued Operations in Notes to Consolidated Financial Statements for additional information.
In addition to the sale of Array's wireless operations and select spectrum assets sold to T-Mobile pursuant to the Securities Purchase Agreement, Array also separately entered into the following agreements to sell spectrum license assets.

Spectrum Licenses	Buyer	Purchase Price	Array Book Value as of December 31, 2025	Signing Date	Estimated or Actual Close Date
(Dollars in thousands)
AWS, Cellular and PCS[1]	Verizon	$1,000,000	$585,579	October 17, 2024	Q2/Q3 2026
3.45 GHz and 700 MHz	AT&T	$1,018,044	$860,145	November 6, 2024	January 13, 2026
700 MHz[1]	T-Mobile	$85,000	$64,267	August 29, 2025	2026
600 MHz[1]	T-Mobile	$86,387	$86,454	October 7, 2025	2026
1These license transactions remain subject to regulatory approval and other customary closing conditions, and in the case of the sale to Verizon, the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon and T-Mobile spectrum transactions signed during 2024 and 2025, and seeks to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements.
As part of its business development strategy, Array may periodically be engaged in negotiations relating to strategic partnerships and/or the acquisition or disposition of assets and/or investment interests.
Competition
Array primarily faces competition from other companies that own tower assets in the areas in which Array operates. This includes, but is not limited to, large tower operators (American Tower Corporation, Crown Castle Inc and SBA Communications Corporation), regional tower operators, build-to-suit tower providers, owners of non-tower infrastructure that can be leveraged to house communications equipment (e.g., rooftops) and wireless providers that opt to own and operate their own infrastructure. The primary competitive factors in the industry include tower location, speed of deployment and lease agreement structure (pricing and entitlements), as well as expertise in the end-to-end leasing process.

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
The Communications Act requires, among other things, that telecommunications common carriers offer interstate services when requested at just and reasonable rates at terms and conditions that are non-discriminatory. Maximum rates for regulated interstate services are prescribed by the FCC. In many states, local rates paid by end user customers and intrastate access charges paid by carriers continue to be subject to state commission approval. The FCC regulations also cover matters such as technical operations, administrative requirements, interconnection, consumer protection, access by people with disabilities, customer privacy and content. TDS Telecom maintains comprehensive privacy and data security programs and monitors regulatory developments to ensure ongoing compliance.
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
Array
Array's operations are subject to federal, state and local regulation, including Federal Communications Commission (FCC) and Federal Aviation Administration (FAA) regulation. The FCC and FAA regulate towers for wireless communications, radio, or television broadcasting. These regulations dictate the registration, lighting, marking and maintenance of Array's towers as well as siting and construction of any new towers and are dependent on such factors as the height of the tower and the proximity to an airfield. New tower construction and some modifications to existing structures are also subject to the National Environmental Policy Act (“NEPA”), National Historic Preservation Act (NHPA) and/or other federal, state and local regulations.
Array is subject to state and local regulations around land use, subdivision and zoning restrictions and restrictive covenants imposed by local authorities and developers. These regulations vary but can require approval from local authorities, community organizations or environmental organizations before tower construction or modifications to an existing tower. At times these bodies can block tower construction or modification, impeding Array’s ability to meet customer demand. As an owner and operator of real estate, Array is subject to federal, state and local environmental and hazardous materials regulation.

HUMAN CAPITAL RESOURCES
Company and Culture
TDS had approximately 4,000 full-time and part-time associates as of December 31, 2025. The culture at TDS is based upon the fundamental belief that TDS’ success is inextricably tied to associate engagement and high ethical standards. TDS’ Code of Conduct sets forth expectations for ethical behavior across the enterprise and provides the guiding principles by which all associates must abide in all business activities. TDS provides a competitive wage and benefits package, a safe workplace, and an environment where associates feel engaged and a sense of belonging. TDS periodically surveys its associates to understand the level of associate engagement and overall job satisfaction. TDS sponsors Associate Resource Groups, open to all associates, to promote dynamic community experiences that align with TDS' vision and values, increase associate engagement and empowerment, and support professional development. TDS endeavors to encourage a broad range of thoughts, ideas and the innovation needed to move the business forward.
Development and Leader Effectiveness
TDS is committed to advancing associate development and leadership effectiveness, recognizing these are essential to long-term success. All associates receive job-specific, safety, security, and fraud awareness training, supported by programs that promote continuous growth, including educational assistance, developmental assignments, and mentoring opportunities. TDS' leadership framework takes a human-centric approach, equipping leaders with practical tools and resources to strengthen coaching, mentoring and people development capabilities.
TDS also conducts annual talent reviews and succession planning to assess leadership performance and readiness for larger, more complex roles. Succession planning for the CEO and executive leadership team is reviewed with the Board of Directors at least annually.
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
Array’s website address is www.arrayinc.com. Array files with, or furnishes to, the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as various other information. Investors may access, free of charge, through the Investor Relations portion of the website, Array’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practical after such material is filed electronically with the SEC. The public may also view electronic filings of Array by accessing SEC filings at www.sec.gov.

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
Announced Transactions and Strategic Alternatives Review Risk Factors
1)Closing of the T-Mobile transaction occurred on August 1, 2025, and has required substantial changes to the manner in which Array’s remaining business is conducted, which could have a material adverse effect on Array's financial condition and results of operations.
The successful closing of the T-Mobile transaction on August 1, 2025 has required significant changes to the manner in which the Array business is operated. The remaining Array business, which includes the tower business, non-controlling interests in certain wireless operating companies and wireless spectrum licenses, certain of which are subject to other sale agreements, is of a significantly smaller scale than its historical operations. This could produce operational, cost and borrowing disadvantages relative to its historical operations.
Upon receipt of regulatory approval, TDS and Array accelerated the recognition of certain cash and non-cash obligations related to employee compensation, severance and stock awards. Additional significant costs that include contingent advisory fees, income tax expense, administrative costs, restructuring expenses and other wind down costs were recorded upon and following the close on August 1, 2025. Significant additional transaction costs related to pending and potential future spectrum sales, ongoing restructuring expenses and wind down costs have been incurred and are expected to be incurred into the foreseeable future as the strategic alternatives process is completed. Additionally, it is uncertain which towers T-Mobile will choose to permanently locate on, and therefore, it is unknown how many and which towers with no tenants will remain in Array's tower portfolio. Array may incur significant decommissioning costs for certain towers that Array elects to retire, and such decommissioning costs are also expected to include remaining obligations under related ground leases for certain towers. These decommissioning costs may have a significant adverse impact on TDS’ future cash flows and financial results.
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
2)Array entered into License Purchase Agreements with Verizon and T-Mobile to sell certain wireless spectrum licenses. There is no guarantee that such transactions contemplated by the License Purchase Agreements will be consummated. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
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
On September 22, 2025, T-Mobile exercised its call option under the Put/Call Agreement for certain 600 MHz wireless spectrum licenses and on October 7, 2025, Array and T-Mobile entered into a License Purchase Agreement.

The Verizon and T-Mobile spectrum transactions are subject to regulatory approval, which Array may not be able to obtain on the terms or timeline currently contemplated, or at all. Similarly, Array may not be able to satisfy the other closing conditions applicable to each of the transactions, which in the case of the Verizon transaction, includes the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. If the Verizon and T-Mobile spectrum transactions are not consummated, the funds contemplated to be received as a result of such transactions will not be available for investment in Array’s business, repayment of debt, or dividends to Array stockholders, including TDS. Further, TDS’ and Array’s stock price may decline to the extent that the current market price reflects an assumption that these transactions will be completed. The uncertainty regarding the Verizon and T-Mobile spectrum transactions and the continued efforts to monetize the remaining spectrum assets could result in adverse effects on TDS’ financial condition or results of operations and volatility in TDS’ and Array's stock price.
The strategic alternatives review process has already resulted in the incurrence of significant expense primarily related to legal and financial advisors - this is expected to continue. Further, as a result of changes to its spectrum units of accounting, Array recognized significant impairments on its spectrum assets during 2024 and 2025 and further events and circumstances may result in additional impairments for the remaining spectrum assets, including the spectrum that is pending sale if such sales do not close as expected.
There can be no assurance that the strategic alternatives review process, which is ongoing, will result in the spectrum transactions with Verizon and T-Mobile being successfully completed, or the successful monetization of other remaining spectrum, or that these processes or any outcomes of these processes will not have an adverse impact on TDS’ business or financial statements.
See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information related to the Verizon and T-Mobile spectrum transactions.
Operational Risk Factors
3)An inability to monetize the remaining spectrum assets as well as the ongoing costs to retain the spectrum could adversely affect TDS’ operations.
Array may be unable to find buyers at mutually agreeable prices for its spectrum assets not subject to the pending Verizon and T-Mobile transactions. Further, the opportunity to monetize the remaining spectrum assets will depend on a variety of factors, including industry data usage, availability of new spectrum through FCC spectrum auctions and the potential disposition of other wireless businesses.
In addition, most of the remaining spectrum licenses not subject to the Verizon and T-Mobile spectrum transactions have FCC build-out requirements that have not yet been fully satisfied. Compliance with such requirements would drive significant investments and Array no longer has an existing wireless business to operate the retained spectrum. Additionally, if the Verizon and T-Mobile spectrum transactions are not completed, Array would retain additional wireless spectrum licenses with no wireless business to operate the spectrum. As renewal of all wireless spectrum licenses is predicated upon their initial and continued operation in accordance with FCC requirements, such licenses could be subject to forfeiture if Array does not incur significant costs and expenses to operate the spectrum prior to renewal or engage another carrier to do so. All of these events could decrease the value of retained spectrum and could have a significant adverse effect on TDS’ financial condition, cash flows, and results of operations.
4)A delay or failure by TDS to complete significant network construction and systems implementation activities as part of its plans to expand and improve the quality and capacity of its network and support systems could adversely affect its operations.
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
TDS’ wireline business is devoting a substantial amount of capital for fiber builds in its markets using a combination of internal and third-party construction crews. TDS is also often reliant on third parties for items such as franchises, utility locates and easements, aerial attachments and other permits. Difficulties with third-party performance could cause delays or additional costs. Supply chain constraints, labor shortages, or difficulties in project management, engineering, construction resources or build activities, including inadvertently damaging other utility lines or pipes, could delay construction and expansion of operations, cause reputational harm or result in increased costs. Delays or failure to complete its deployment activities could weaken TDS' competitive position in certain of its markets, causing TDS to modify its deployment plans or write-off investments, which could have an adverse effect on TDS’ business, business prospects, financial condition or results of operations.

5)Increasing competition in the wireline and tower industries could adversely affect TDS’ revenues, negatively impact future growth and increase its costs to compete.
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
TDS’ wireline business offers MVNO plans providing wireless services to customers in its service areas. TDS’ MVNO offerings are reliant on third parties to deliver adequate wireless service to these customers and may not be able to successfully compete with wireless options provided by other industry competitors who have access to greater scale and financial resources than TDS. There is no assurance that these MVNO plans will attract or retain broadband customers.
Competition in the tower industry is robust, as Array competes with public and private tower companies, private equity sponsored tower companies, and owners of non-communications sites such as utility towers, rooftop structures, water towers, and other alternative structures. Many of these competitors are larger than Array, have greater financial and other resources, have more advantageous tower locations than Array, and have more scale nationwide than Array. Such factors could result in difficulty in leasing tower space or renewing leases, or cause lease revenue to decline in the future. Specifically, Array could be negatively impacted by the following factors, among others:
▪Increased pressure on pricing resulting from increased tenant churn, sustained low tenancy rates or further reductions in such rates;
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
7)A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry and the loss or financial difficulties of such tenants may adversely affect Array’s business, financial condition, results of operations and future growth. Array is particularly reliant on its relationship with T-Mobile. DISH Wireless has failed to make certain payments due to Array under their contractual commitment. Lower demand for wireless services, negative trends in the wireless industry or changes in customer business models may decrease the revenues Array receives from its tenants, which could adversely affect Array’s business, financial condition, results of operations and future growth.
A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry including Verizon, AT&T and particularly T-Mobile (collectively, large carriers). As it relates to the large carriers, a reduction in the demand for tower leasing, reduced capital expenditures or operating expenses on networks, financial difficulties, or other business factors at such large carriers, may adversely affect Array’s revenues, results of operations, cash flows, financial condition, liquidity and future growth. If the large carriers or other current or potential tenants are unable to raise adequate capital to fund their business plans or encounter capital constraints, they may reduce spending; file for bankruptcy; or consolidate, reduce or terminate operations, which could adversely affect the demand for leasing space on towers and negatively impact both Array’s current revenue and cash flows, as well as future growth opportunities. Array’s revenues may be adversely affected by negative trends in the wireless industry, changes in the business model of its tenants or reduced demand for its large carriers’ services among their end users. Specifically, Array’s business, financial condition, revenues, liquidity, results of operations and future growth may be adversely affected by the following factors, among others:
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
▪Economic downturns that result in wireless carriers reducing network capital expenditures; and

▪Large carriers' exercise of pricing power to reduce tower rents

In addition, Array received a letter from DISH Wireless dated in September 2025 claiming that its obligations under its Master Lease Agreement with Array are excused due to actions taken by the FCC and subsequent agreements to sell spectrum assets. See Management Discussion and Analysis - Array Operations for additional information.

8)TDS’ lack of scale relative to larger competitors that may have greater financial and other resources than TDS could cause TDS to be unable to compete successfully, which could adversely affect its business, financial condition or results of operations.
TDS has lack of scale compared to larger competitors. TDS may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales and purchasing or that offer more services than TDS, and this could adversely affect TDS’ revenues and costs of doing business. Specifically, TDS’ lack of scale relative to most of its competitors could have the following impacts, among others:
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
▪Other limited opportunities such as for software development; and
▪Limited ability to acquire and subsidize mobile handsets that customers may desire.

9)Inability to protect TDS’ real estate rights, with respect to land leases, could have an adverse effect on TDS’ business, financial condition or results of operations.
A significant number of Array’s towers are located on land subject to operating leases. For various reasons, landowners may not     want to renew their ground agreements with Array, may lose rights to their land, or may transfer their land interests to other parties, including ground lease aggregators, which could adversely affect Array’s ability to renew ground agreements, or to renew such ground agreements on commercially viable terms or require Array to renew on terms that are significantly less favorable than those that have historically been in place. Array’s inability to protect rights to the land under its towers, or its inability to lease such land on commercially viable terms or it needs to accept terms that are significantly less favorable than those that have historically been in place, may have a material adverse effect on TDS’ business, cash flows, results of operations or financial condition.
10)TDS’ business, financial condition or results of operations may be adversely impacted by extreme weather events, climate-related events, natural disasters (including wildfires) and other unforeseen events.
Array’s towers and TDS Telecom’s network are subject to risks from unforeseen events such as extreme weather events, wildfires or natural disasters (including as a result of any potential effects of climate change). Array’s towers may collapse for any number of reasons, including structural deficiencies. In the event Array’s towers or TDS Telecom’s network are adversely impacted by an unforeseen event, customers may not be obligated or willing to pay for their services while Array and TDS Telecom may be required to continue paying related fixed expenses, including expenses for ground leases and other property interests. Any such unforeseen event impacting a material portion of Array’s towers or TDS Telecom’s network could, among other things, interrupt or delay service to customers, damage or delay deployment of new towers, damage network equipment, or result in legal claims or penalties, reputational damage, negative market perception, or costly response measures. All of these events could adversely affect TDS’ business, cash flows, financial condition or results of operations. In addition, TDS Telecom has electrical lines on certain of its poles and any unforeseen event may cause damage to surrounding property. Array and TDS Telecom currently maintain insurance to cover the estimated cost of replacing damaged towers, network equipment and damage to surrounding property, but there can be no assurance that such coverage will remain readily available in the insurance marketplace or be adequate to cover exposure from such events.
11)An inability to attract people of outstanding talent throughout all levels of the organization, to develop their potential through education and assignments, and to retain them by keeping them engaged, challenged and properly rewarded could have an adverse effect on TDS' business, financial condition or results of operations.
TDS’ ability to sustain and grow its business and execute on its strategy requires TDS, in part, to attract, recruit and retain qualified and experienced associates, including key management personnel and other talent. Due to competition, limited supply, and/or rising wage levels for qualified management, technical and other personnel, there can be no assurance that TDS will be able to attract and/or retain people of outstanding potential for leadership and development of its business. The loss of existing key personnel due to competition, wage levels and/or retirements, the failure to recruit highly skilled personnel in a timely and cost-effective manner or the failure to have effective succession planning, could have an adverse effect on TDS’ business, financial condition or results of operations.

12)Changes in various business factors, including changes in demand, consumer preferences and perceptions, price competition, cost increases and other factors, could have an adverse effect on TDS’ business, financial condition or results of operations.
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

13)Advances or changes in technology could render certain technologies used by TDS obsolete, could put TDS at a competitive disadvantage, could reduce TDS’ revenues or could increase its costs of doing business. Artificial intelligence advancements may put TDS at a competitive disadvantage, in particular if TDS is not able to keep pace with its competitors, which could have an adverse effect on TDS' business, financial condition or results of operations.
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
The development and implementation of new technologies designed to enhance the efficiency, architecture and design of wireless networks could lead to a reduction in demand for tower leasing by wireless companies. Certain emerging technologies and architectures, such as satellites and mesh transmission systems, may serve as substitutes for, or alternatives to, the traditional tower infrastructure, particularly in rural markets. The extent and timing of widespread adoption of these emerging technologies is uncertain, but any significant shift could have an adverse effect on TDS' business, financial condition or results of operations.
14)Costs, integration problems or other factors associated with acquisitions or divestitures and/or expansion of TDS’ businesses could have an adverse effect on TDS’ business, financial condition or results of operations.
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
▪Identification of assets for acquisition or divestiture;
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

▪Inability to retain key personnel;
▪Inability to successfully incorporate acquired assets and rights into TDS’ service offerings; and
▪Possible conditions to, or lack of, approvals by government bodies, including the FCC, the Department of Justice and State regulators.

No assurance can be given that TDS will be successful with respect to any of its future acquisition or divestiture strategies or initiatives.
15)Difficulties involving third parties TDS does business with, including changes in the relationship with TDS or financial or operational difficulties, including supply chain disruptions of key suppliers, could adversely affect TDS’ business, financial condition or results of operations.
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
16)A failure by TDS to maintain flexible and capable telecommunication networks or information technologies, or a material disruption thereof, could have an adverse effect on TDS’ business, financial condition or results of operations.
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
The increased provision of data services has introduced significant demands on TDS’ network and also has increased complexities related to network management which creates an increased level of risk related to quality of service and data speeds. This is due to the fact that many customers increasingly rely on data communications to execute and validate transactions. As a result, redundancy and geographical diversity of TDS’ network facilities are critical to providing uninterrupted service. Also, the speed of repair and maintenance procedures in the event of network interruptions is critical to maintaining customer satisfaction. TDS’ ability to maintain high-quality, uninterrupted service to its customers is critical, particularly given the increasingly competitive environment and customers’ ability to choose other service providers.
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
Financial Risk Factors
17)Uncertainty in TDS’ or Array's future cash flow and liquidity, their level of indebtedness or their inability to access capital, deterioration in the capital markets, changes in interest rates, changes in TDS' or Array’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which may require TDS to reduce or delay its construction, development or acquisition programs, divest assets, and/or reduce or cease share repurchases and/or the payment of common shareholder dividends.
TDS’ ability to make scheduled payments on its indebtedness or to refinance it will depend on its financial and operating performance which, in turn, is subject to prevailing economic and competitive conditions and other factors beyond its control.

TDS expects to fund its current fiber plans and E-ACAM builds through its plans and actions to allocate capital among its businesses and investments. TDS’ liquidity would be adversely affected if, among other things, cash flows from operations significantly decline from anticipated levels, TDS is unable to implement cost reduction initiatives, TDS is unable to obtain short or long-term financing on acceptable terms, TDS is not able to comply with certain debt covenants or TDS is unsuccessful in negotiating related consents, waivers, or amendments, interest rates increase, TDS makes significant capital investments, TDS makes significant business acquisitions, the Los Angeles SMSA Limited Partnership (LA Partnership) and other minority-owned investment interests discontinue or significantly reduce distributions compared to historical levels, or regulatory support payments decline. These or other developments at Array may negatively affect TDS' ability to obtain short- or long-term financing on acceptable terms or obtain favorable terms and conditions from third-party vendors.
The TDS and Array revolving credit agreements, and the Array term loan agreement require TDS or Array, as applicable, to comply with certain affirmative and negative covenants, including certain financial covenants. Depending on the actual financial performance of TDS and Array, there is a risk that TDS and/or Array could fail to satisfy the required covenants. Restrictions included in such debt instruments may limit TDS’ operating and financial flexibility. TDS’ and Array’s restrictions contained in debt instruments and/or possible breaches of covenants, defaults, and acceleration of indebtedness could have an adverse effect on TDS’ business, financial condition, revenues, results of operations and cash flows.
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

21)TDS' receipt of financial support through various government programs for its deployment of telecommunications and broadband networks and services, its ability to properly calculate and pay fees and surcharges for its services, and its ability to continue to pass through and collect from its customers certain of those fees and surcharges is subject to uncertainty, the result of which could have an adverse effect on TDS’ business, financial condition or results of operations.
TDS Telecom receives financial support from the FCC and state regulatory authorities to facilitate its deployment of telecommunications and broadband networks and services, particularly in designated “high cost” areas. TDS Telecom also receives support under related programs, such as the Connect America Fund support program. The Connect America Fund support program imposes build-out requirements on TDS Telecom that may not be met, and a failure to meet these requirements can result in penalties, loss of support and/or deferral of future revenues. There is no assurance that these financial support payments will continue for TDS Telecom, and there is no assurance that TDS Telecom will qualify for future programs. If financial support is discontinued or reduced from current levels, or if receipt of future support is contingent upon making certain network-related expenditures, this could have an adverse effect on TDS’ business, financial condition or operating results and cash flows.
Telecommunications providers pay a variety of fees and surcharges on their gross revenues from the provision of interstate and intrastate services. Some of these fees and surcharges finance the cost of the support programs from which TDS Telecom benefits. The application of these fees and surcharges can, depending on the circumstances, be complex and difficult to assess. Drawing distinctions between interstate and intrastate services, and thus apportioning fees and surcharges across jurisdictions, also can be complex and involve differing regulatory interpretations, including by the FCC or state authorities. If TDS fails to assess these fees and surcharges in a manner that FCC or state authorities deem compliant, this could have an adverse effect on TDS’ business and financial condition.
Federal, state, and local authorities impose and may continue to impose various surcharges, taxes and fees on the provision of telecommunications services. The applicability of these surcharges, taxes and fees is uncertain in many cases and, periodically, federal, state or local regulators may increase or change the surcharges, taxes and fees that TDS Telecom currently pays. In some instances, where permitted by law, TDS Telecom passes through and collects these sums from its customers. It is possible, however, that regulators may in the future limit the ability of service providers to pass through and collect these sums from customers. Any such limitation could have a material impact on TDS Telecom and thus TDS’ financial condition and business.
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
The TDS Restated Certificate of Incorporation authorizes the issuance of different series of common stock, which have different voting rights. The TDS Series A Common Shares have the power to elect approximately 75% (less one) of the directors and have ten votes per share in matters other than the election of directors. The TDS Common Shares (with one vote per share in the election of directors) vote as a separate group with respect to the election of 25% of the total number of directors (rounded up to the nearest whole number plus one director). In addition, the total percentages of voting power in matters other than the election of directors of the Series A Common Shares and Common Shares are fixed, at 56.7% and 43.3%, respectively, subject to adjustment due to changes in the number of outstanding Series A Common Shares.
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
In addition, the TDS Restated Certificate of Incorporation includes a provision that authorizes the TDS Board of Directors to consider various factors, including effects on customers, taxes, and the long-term and short-term interests of TDS, in the context of a proposal or offer to acquire or merge the corporation, or to sell its assets, and to reject such offer if the TDS Board of Directors determines that the proposal is not in the best interests of the corporation based on such factors.
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
TDS has historically experienced, and in the future expects to experience, cyber-attacks of varying degrees on a regular basis. These include cyber-attacks intended to wrongfully obtain private and valuable information, or cause other types of malicious events. The number of associates working remotely increases risks associated with data handling and vulnerability management. The rapid evolution and increased adoption of artificial intelligence technologies may intensify TDS' cybersecurity risk. TDS maintains administrative, technical and physical controls, as well as other preventative measures, to reduce the risk of security breaches. Although to date TDS has not discovered a material security breach, these efforts may be insufficient to prevent a material security breach stemming from future cyber-attacks including ransomware. Recently, companies in the telecommunications industry have been the subject of targeted cybersecurity attacks, which may increase the risk for TDS. If TDS’ or its vendors’ networks and information technology are not adequately adapted to changes in technology or are damaged or fail to function properly, and/or if TDS’ or its vendors’ security is breached or otherwise compromised, TDS could suffer adverse consequences, including theft, destruction or other loss of critical and private data, including customer and/or employee data, interruptions or delays in its operations, inaccurate financial reporting, and significant costs to remedy the problems. If TDS’ or its vendors’ systems become unavailable or suffer a security breach of customer or other data, TDS may be required to expend significant resources and take various actions to address the problems, including notification under data privacy laws and regulations, may be subject to fines, sanctions and litigation, and its reputation and operating results could be adversely affected. TDS continues to experience denial of service attacks. Although TDS has implemented and continues to enhance its protection and recovery measures in response to such attacks, these efforts may be insufficient to prevent a material denial of service attack in the future.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Program Overview
The TDS cybersecurity program is based on a defense-in-depth approach aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Led by the TDS Chief Information Security Officer (CISO), the program is designed to identify, assess and mitigate cyber risks to TDS' business, associates and stakeholders.
Risks are identified across the threat and vulnerability landscape using commercial, government, vendor and publicly available information sources and tools. Identified risks are evaluated against a risk classification framework to direct remediation, mitigation and management efforts based on severity. Cybersecurity risks are integrated into the TDS Enterprise Risk Management (ERM) program with updates provided on a quarterly basis.
TDS maintains a robust cybersecurity controls environment, underpinning TDS' Sarbanes-Oxley (SOX) compliance efforts, to foster confidentiality, integrity and availability of data. Security control and maturity assessments leveraging the NIST Cybersecurity Framework are conducted regularly with results reported to the Audit Committee on an annual basis. TDS also leverages internal and external auditors and consultants to perform independent assessments and tests of security controls. These assessment results are used to drive continuous improvement in the TDS cybersecurity control environment.
Third-party providers with access to TDS data and systems are subject to a formal risk assessment process. This includes evidence-based reviews, such as SOC 2 Type 2 reports. Third-parties who access sensitive company or customer information are contractually obligated to meet specific privacy and security requirements.
The TDS security operations program provides advanced monitoring, threat detection and response to security events. This includes active monitoring of the internal environment as well as regular assessment of the environments of third-party service providers who manage sensitive data. TDS has a robust security awareness program. All associates complete security awareness training during onboarding and annually, with additional targeted training and frequent phishing simulations conducted throughout the year. Regular cyber incident simulations are conducted at the technical, executive management and board levels to evaluate and improve preparedness for a cyber incident.
Governance and Oversight
Cyber risk management is led by the TDS CISO, who has over twenty-five years of experience at TDS across network engineering, information technology and cybersecurity, including over four years of board-level reporting on cybersecurity. The CISO has extensive cybersecurity experience in the telecommunications industry and stays current on new developments through continuing education and collaboration with private sector and government partners.
The full Board of Directors engages in oversight of TDS' cybersecurity risks. The Board of Directors receives regular updates from management on technology developments, cybersecurity threats and mitigation plans. The TDS CISO provides the full Board of Directors an annual update and discussion of the cybersecurity program. The Audit Committee oversees the processes over internal controls and financial reporting that includes controls and procedures regarding cybersecurity risk. The TDS CISO briefs the Audit Committee at least two times per year. Cybersecurity is also discussed with the Technology Advisory Group of the Board of Directors as warranted.
Materiality and Disclosure
Significant cybersecurity incidents are communicated directly to senior management and the Board of Directors. These incidents are reviewed by an internal committee, including the Chief Financial Officer and General Counsel, to assess their materiality in accordance with SEC requirements. To date, TDS has not identified nor become aware of any cybersecurity incidents that individually or in aggregate have materially affected or are reasonably likely to materially affect TDS, including its business strategy, results of operations, or financial condition.

Item 2. Properties
TDS has properties located throughout the United States. As of December 31, 2025, the gross investment in property, plant and equipment was $5,962.3 million at TDS Telecom, $1,079.0 million at Array and $80.8 million at Parent & Other.
As of December 31, 2025, Array owns 4,450 towers in 19 states. These sites are primarily located in New England, the Mid-Atlantic, the Midwest and Great Plains, and the Pacific Northwest. Array's portfolio consists of monopole, self-support (lattice), and guyed towers. Array’s corporate headquarters is located in Chicago, IL.
TDS Telecom owns or leases its physical assets consisting of cable and telephone distribution networks, headends, network electronic equipment, customer premise equipment, land and buildings. TDS Telecom's corporate headquarters is located in Madison, WI.
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
TDS' Common Shares are listed on the New York Stock Exchange under the symbol “TDS.” As of January 30, 2026, the last trading day of the month, TDS Common Shares were held by 1,411 record owners, and the Series A Common Shares were held by 65 record owners.
TDS paid quarterly dividends per outstanding share of $0.04 in 2025. It is uncertain at this time how the outcome of the ongoing strategic alternatives review process for Array, TDS' available opportunities to reinvest in its businesses, or TDS' ongoing liquidity needs, may impact the decisions of the TDS Board of Directors regarding the declaration of future dividends.
The Common Shares of Array, an 82.0%-owned subsidiary of TDS, are listed on the New York Stock Exchange under the symbol “AD”.
Array has not paid any regular cash dividends in past periods. In conjunction with the close of the transaction of the sale of Array's wireless operations to T-Mobile on August 1, 2025, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which was paid on August 19, 2025. In conjunction with the close of the transaction of the sale of spectrum licenses to AT&T on January 13, 2026, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026. Array expects its pending sale of spectrum licenses to Verizon, which is subject to regulatory approval and customary closing conditions, to deliver substantial proceeds and expects its Board of Directors to declare a special dividend upon closure of the transaction. While no decisions have been made, the Array Board of Directors may declare regular cash dividends after the close of the Verizon transaction.
Stock Performance Graph
The following chart provides a comparison of TDS’ cumulative total return to shareholders (stock price appreciation plus dividends) during the previous five years to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Dow Jones U.S. Telecommunications Index.

Note: Cumulative total return assumes reinvestment of dividends.

	2020	2021	2022	2023	2024	2025
TDS Common Shares (NYSE: TDS)	$100	$112.09	$61.34	$114.27	$216.01	$260.75
S&P 500 Index	100	128.71	105.40	133.10	166.40	196.16
Dow Jones U.S. Telecommunications Index	100	91.34	86.09	89.10	115.57	123.65
The comparison above assumes $100.00 invested at the close of trading on the last trading day of 2020, in TDS Common Shares, S&P 500 Index and the Dow Jones U.S. Telecommunications Index.
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
Issuer Purchases of Equity Securities
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. TDS did not determine to terminate the foregoing Common Share repurchase program, or cease making further purchases thereunder, during the fourth quarter of 2025. On November 7, 2025, TDS announced that its Board of Directors had authorized an additional $500 million stock repurchase program for TDS Common Shares, which program is incremental to, and has similar terms as, the existing program.
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
The following table provides certain information with respect to all purchases made by or on behalf of TDS, or any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-K. The purchases below were made under a Rule 10b5-1 stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2025	460,282	$38.36	460,282	$573,680,646
November 1 - 30, 2025	673,219	$38.09	673,219	$548,038,426
December 1 - 31, 2025	632,362	$38.16	632,362	$523,905,080
Total for or as of the end of the quarter ended December 31, 2025	1,765,863	$38.19	1,765,863	$523,905,080
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index to MD&A

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following Management’s Discussion and Analysis (MD&A) should be read in conjunction with the audited consolidated financial statements and notes of Telephone and Data Systems, Inc. (TDS) for the year ended December 31, 2025, and with the description of TDS’ business included herein. Certain numbers included herein are rounded to thousands or millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
General
TDS is a diversified telecommunications company that provides high-quality communications services. TDS provides broadband, video, voice and wireless services through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). Array leases tower space to tenants and provides ancillary services, holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. TDS operates entirely in the United States. See Note 20 — Business Segment Information in the Notes to Consolidated Financial Statements for additional information about TDS' segments.

2025 Operating Revenues by Segment*
*Represents revenues related to continuing operations.

Index to MD&A
TDS Mission and Strategy
TDS’ mission is to provide outstanding communications services to its customers and meet the needs of its shareholders, its people, and its communities. In pursuing this mission, TDS seeks to grow its businesses, create opportunities for its associates, support the communities it serves, and build and return value for its shareholders. Since its founding, TDS has been committed to bringing high-quality communications services to rural and underserved communities.
TDS’ strategy has been to re-invest the majority of its operating capital in its businesses to strengthen their competitive positions and financial performance, while also returning value to TDS shareholders.
Strategic Alternatives Review
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) under a Securities Purchase Agreement (Securities Purchase Agreement). Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. As of December 31, 2025, Array recorded an estimated purchase price true-up due to T-Mobile of $20.2 million. At closing, a $16.7 million deferral of the purchase price was recorded related to certain spectrum licenses included in the transaction that did not transfer to T-Mobile and are subject to FCC approval. In addition, at closing, Array and T-Mobile entered into a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. Further, at closing, Array and T-Mobile entered into a Master License Agreement (MLA), pursuant to which, among other things, T-Mobile has agreed to license from Array space on towers owned by Array. The wireless operations and select spectrum assets sold to T-Mobile are presented as discontinued operations throughout this report. See Note 2 — Discontinued Operations in Notes to Consolidated Financial Statements for additional information.
In addition to the sale of Array's wireless operations and select spectrum assets sold to T-Mobile pursuant to the Securities Purchase Agreement, Array also separately entered into the following agreements to sell spectrum license assets.

Spectrum Licenses	Buyer	Purchase Price	TDS Book Value as of December 31, 2025	Signing Date	Estimated or Actual Close Date
(Dollars in thousands)
AWS, Cellular and PCS[1]	Verizon	$1,000,000	$588,760	October 17, 2024	Q2/Q3 2026
3.45 GHz and 700 MHz[2]	AT&T	$1,018,044	$861,020	November 6, 2024	January 13, 2026
700 MHz[1]	T-Mobile	$85,000	$64,351	August 29, 2025	2026
600 MHz[1]	T-Mobile	$86,387	$86,454	October 7, 2025	2026
1These license transactions remain subject to regulatory approval and other customary closing conditions, and in the case of the sale to Verizon, the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement. See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
2Following the close of the transaction on January 13, 2026, TDS expects to record a book gain on the transaction of approximately $150.0 million ($114.0 million net of tax expense) during the first quarter of 2026. The expected book gain recorded at TDS is lower than the expected book gain recorded at Array due primarily to transaction costs paid by TDS.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon and T-Mobile spectrum transactions signed during 2024 and 2025, and seeks to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements. In addition to the transactions at Array, TDS continues to explore opportunities to transform its business operations given the change in scale of the overall TDS organization following the divestiture of the wireless operations. These processes are collectively referred to as the strategic alternatives review throughout this report.
TDS incurred expenses related to the announced transactions and strategic alternatives review of $9.1 million, $33.3 million and $13.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are included in Selling, general and administrative (SG&A) and Cost of operations expenses for continuing operations.

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
▪Adjusted OIBDA – non-GAAP measure referring to operating income before depreciation, amortization and accretion, gains and losses and other nonrecurring expenses. See Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for additional information
▪Alternative Connect America Cost Model (ACAM) – a USF support mechanism for certain carriers, which provides revenue support through 2028. This support comes with an obligation to build defined broadband speeds to a certain number of locations.
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
▪Wireless Connections – refers to an individual mobile line provisioned through TDS' mobile virtual network operator (MVNO) arrangement and delivered under the TDS-branded wireless offering.

Index to MD&A
Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the year ended December 31, 2025, to the year ended December 31, 2024 and the year ended December 31, 2024, to the year ended December 31, 2023.

Year Ended December 31,	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
(Dollars in thousands)
Operating revenues
TDS Telecom	$1,038,358	$1,060,857	$1,027,867	(2)%	3%
Array	162,961	102,933	100,469	58%	2%
All other[1]	26,888	133,188	226,777	(80)%	(41)%
Total operating revenues	1,228,207	1,296,978	1,355,113	(5)%	(4)%
Operating expenses
TDS Telecom	1,018,701	955,548	1,550,893	7%	(38)%
Array	255,493	363,268	212,694	(30)%	71%
All other[1]	51,398	169,421	274,092	(70)%	(38)%
Total operating expenses	1,325,592	1,488,237	2,037,679	(11)%	(27)%
Operating income (loss)
TDS Telecom	19,657	105,309	(523,026)	(81)%	N/M
Array	(92,532)	(260,335)	(112,225)	64%	N/M
All other[1]	(24,510)	(36,233)	(47,315)	(32)%	23%
Total operating income (loss)	(97,385)	(191,259)	(682,566)	49%	72%
Other income (expense)
Equity in earnings of unconsolidated entities	176,101	163,623	159,409	8%	3%
Interest and dividend income	40,307	27,201	20,013	48%	36%
Interest expense	(112,668)	(108,575)	(62,177)	(4)%	(75)%
Short-term imputed spectrum lease income	69,033	—	—	N/M	N/M
Other, net	13,574	5,622	1,840	N/M	N/M
Total other income	186,347	87,871	119,085	N/M	(26)%

Income (loss) before income taxes	88,962	(103,388)	(563,481)	N/M	82%
Income tax benefit	(62,184)	(22,067)	(15,799)	N/M	(40)%
Net income (loss) from continuing operations	151,146	(81,321)	(547,682)	N/M	85%
Less: Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax	33,742	(9,150)	2,727	N/M	N/M
Net income (loss) from continuing operations attributable to TDS shareholders	117,404	(72,171)	(550,409)	N/M	87%

Net income (loss) from discontinued operations	(130,904)	54,840	60,395	N/M	(9)%
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests, net of tax	(7,264)	10,374	9,995	N/M	4%
Net income (loss) from discontinued operations attributable to TDS shareholders	(123,640)	44,466	50,400	N/M	(12)%

Net income (loss)	20,242	(26,481)	(487,287)	N/M	95%
Less: Net income attributable to noncontrolling interests, net of tax	26,478	1,224	12,722	N/M	(90)%
Net income (loss) attributable to TDS shareholders	(6,236)	(27,705)	(500,009)	77%	94%
TDS Preferred Share dividends	69,225	69,225	69,225	—	–
Net income (loss) attributable to TDS common shareholders	$(75,461)	$(96,930)	$(569,234)	22%	83%

Index to MD&A

Year Ended December 31,	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
(Dollars in thousands)
Adjusted OIBDA from continuing operations (Non-GAAP)[2]	$298,941	$253,330	$190,567	18%	33%
Adjusted EBITDA from continuing operations (Non-GAAP)[2]	$528,923	$449,776	$371,829	18%	21%
Capital expenditures from continuing operations[3]	$436,559	$348,497	$627,631	25%	(44)%
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

2025-2024 Commentary
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS' share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. Array holds noncontrolling interests in three entities managed by Array in the state of Iowa that sold their wireless operations to T-Mobile in three separate transactions on August 1, 2025, the same date that Array sold its wireless operations to T-Mobile. As a result of the Iowa entities' sale of their wireless operations, these entities recognized a gain on sale, and Array's proportionate share of that gain was included in Equity in earnings of unconsolidated entities in the amount of $33.4 million, which was the primary driver of the year-over-year increase in 2025. See Note 9 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest expense
Interest expense increased in 2025 due primarily to the write-off of unamortized debt costs for TDS debt facilities that were repaid in August 2025, a borrowing on the Array CoBank term loan in August 2025 and lower capitalized interest at Array. Interest expense from continuing operations excludes interest costs in all periods associated with Array term loans repaid, and Array debt exchanged, in conjunction with the sale of Array's wireless operations to T-Mobile. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.

Income tax expense (benefit)
Income tax benefit on continuing operations increased in 2025 due primarily to favorable reductions to valuation allowances related to deferred tax assets that are now likely to be realized by the taxable income generated from the sale of wireless operations and select spectrum assets to T-Mobile, and/or the future License Purchase Agreements classified as held for sale as of December 31, 2025. This increase was partially offset by a decrease in the deferred tax benefit on the impairment of certain wireless spectrum licenses, which was smaller in 2025 than the impairment recorded in 2024.

See Note 5 — Income Taxes in the Notes to Consolidated Financial Statements for additional information.

Net income (loss) from discontinued operations attributable to TDS shareholders
Net income (loss) from discontinued operations attributable to TDS shareholders decreased for the year ended December 31, 2025, as a result of the sale of the wireless operations on August 1, 2025 and the corresponding loss on sale recognized on that date. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the components of Net income (loss) from discontinued operations.
Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax

Year Ended December 31,	2025	2024
(Dollars in thousands)
Array noncontrolling public shareholders’	$30,940	$(14,863)
Noncontrolling shareholders’ or partners’	2,802	5,713
Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax	$33,742	$(9,150)
Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of Array’s net income (loss) from continuing operations, the noncontrolling shareholders’ or partners’ share of certain Array subsidiaries’ net income (loss) from continuing operations and other TDS noncontrolling interests.

Index to MD&A
2024-2023 Commentary
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

Interest expense
Interest expense increased in 2024 due primarily to an increase in borrowings under the TDS term loan agreements. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
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
Net income (loss) from discontinued operations attributable to TDS shareholders
See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the components of Net income (loss) from discontinued operations.

Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax

Year Ended December 31,	2024	2023
(Dollars in thousands)
Array noncontrolling public shareholders’	$(14,863)	$1,121
Noncontrolling shareholders’ or partners’	5,713	1,606
Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax	$(9,150)	$2,727
Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of Array’s net income (loss) from continuing operations, the noncontrolling shareholders’ or partners’ share of certain Array subsidiaries’ net income (loss) from continuing operations and other TDS noncontrolling interests.

Index to MD&A

Earnings
(Dollars in millions)

2025-2024 Commentary
Net income from continuing operations increased in 2025 due primarily to lower operating expenses, an income tax benefit and short-term imputed spectrum lease income, partially offset by lower operating revenues. Adjusted EBITDA from continuing operations increased in 2025 due primarily to lower operating expenses, partially offset by lower operating revenues.
2024-2023 Commentary
Net loss from continuing operations decreased in 2024 due primarily to lower operating and interest expenses, partially offset by lower operating revenues. Adjusted EBITDA from continuing operations increased in 2024 due primarily to lower operating expenses, partially offset by lower operating revenues.
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
The following MD&A omits discussion of 2024 compared to 2023. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in TDS' Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 21, 2025, for that discussion.

OPERATIONS

TDS Telecom headquarters, Madison, WI
TDS Telecom operations

▪Serves 1.1 million connections in 30 states.
▪Employs approximately 3,500 associates.

Index to MD&A
TDS Telecom Mission and Strategy
TDS Telecom's mission is to provide high-quality communications services to connect people and businesses, support education, and strengthen communities.
TDS Telecom seeks to be the preferred broadband provider by offering fiber-rich networks, high-quality products and services, and a seamless customer experience. TDS Telecom's strategic efforts include:
▪Provide high-quality broadband services in its markets with the ability to provide value-added bundling with video, voice and wireless service options.
▪Drive growth by investing in fiber deployment. TDS Telecom seeks to grow its operations by creating clusters of markets in attractive, growing locations and may seek to acquire and/or divest of assets to support its strategy.

Index to MD&A
Operational Overview — TDS Telecom
Total Service Address Mix
As of December 31,

TDS Telecom increased its service addresses 4% from a year ago to 1.9 million as of December 31, 2025, through footprint expansion. TDS Telecom services 48% of incumbent service addresses with fiber.
TDS Telecom offers 1Gig+ service to 78% of its total footprint as of December 31, 2025, compared to 74% a year ago.

As of or for the Quarter Ended December 31,	2025	2024	2025 vs. 2024
Residential connections
Broadband
Incumbent Fiber	127,300	118,500	7%
Incumbent Copper	91,200	116,900	(22)%
Expansion Fiber	160,600	126,100	27%
Cable	182,800	191,500	(5)%
Total Broadband	561,900	553,000	2%
Video	111,500	121,000	(8)%
Voice	228,900	261,600	(12)%
Wireless	3,300	100	N/M
Total Residential Connections	905,600	935,700	(3)%
Commercial connections	173,900	190,500	(9)%
Total connections	1,079,500	1,126,300	(4)%

Total residential fiber net adds	15,100	13,600
Total residential broadband net adds	4,500	7,900

Residential fiber churn	1.2%	1.0%
Total residential broadband churn	1.6%	1.4%
Numbers may not foot due to rounding.
Total connections decreased due to legacy voice, video, and competitive local exchange carrier (CLEC) connection declines, partially offset by broadband and wireless connection growth.
Divestitures in 2025 resulted in a decrease of 19,400 connections, including 7,700 residential broadband connections and 45,000 service addresses.

Index to MD&A

Residential Broadband Connections by Speed
As of December 31,

Residential broadband customers continue to take higher speeds with 86% taking speeds of 100 Mbps or greater and 43% taking 1Gig+.

Residential Revenue per Connection
For the year ended December 31,

Total residential revenue per connection increased 1% for 2025, due primarily to price increases.

Index to MD&A
Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the year ended December 31, 2025, to the year ended December 31, 2024.

Year Ended December 31,	2025	2024	2025 vs. 2024
(Dollars in thousands)
Residential
Incumbent	$332,347	$355,395	(6)%
Expansion	152,531	114,113	34%
Cable	245,100	270,444	(9)%
Total residential	729,978	739,952	(1)%
Commercial	137,258	147,564	(7)%
Wholesale	170,499	172,520	(1)%
Total service revenues	1,037,735	1,060,036	(2)%
Equipment revenues	623	821	(24)%
Total operating revenues	1,038,358	1,060,857	(2)%

Cost of operations (excluding Depreciation, amortization and accretion reported below)	399,616	399,815	—
Cost of equipment and products	754	723	4%
Selling, general and administrative	325,302	319,979	2%
Depreciation, amortization and accretion	300,196	270,660	11%
Loss on impairment of intangible assets	900	1,103	(18)%
(Gain) loss on asset disposals, net	15,054	12,376	22%
(Gain) loss on sale of business and other exit costs, net	(23,121)	(49,108)	53%
Total operating expenses	1,018,701	955,548	7%

Operating income (loss)	$19,657	$105,309	(81)%

Net income (loss)	$27,516	$84,901	(68)%
Adjusted OIBDA (Non-GAAP)[1]	$318,893	$340,340	(6)%
Adjusted EBITDA (Non-GAAP)[1]	$330,255	$349,775	(6)%
Capital expenditures[2]	$406,389	$323,812	26%
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues decreased for 2025 due primarily to divestitures, declines in voice and video connections, and promotional activity, partially offset by growth in broadband connections and price increases.

Commercial revenues decreased for 2025 due primarily to declining connections in CLEC markets, decreases in ad revenue, and divestitures.
Wholesale revenues decreased for 2025, due primarily to the continued decline of special access circuits and divestitures, partially offset by final E-ACAM support adjustments.
Total operating revenues decreased for 2025 by $18.5 million due to the 2024 and 2025 divestitures.
Cost of operations
Cost of operations decreased for 2025 due primarily to lower video programming costs, costs to provide legacy services, plant and maintenance costs, and information processing costs, partially offset by higher employee-related expenses, vehicle costs, and lease acceleration costs.

Selling, general and administrative
Selling, general and administrative expenses increased for 2025 due primarily to increased employee-related expenses and lease acceleration costs, partially offset by lower bad debts expense and property taxes.

Depreciation, amortization and accretion
Depreciation, amortization and accretion increased for 2025 due primarily to changes in asset useful lives and capital expenditures on fiber assets.
(Gain) loss on asset disposals, net
Losses on asset disposals increased for 2025 due primarily to the write-off of cancelled projects.
(Gain) loss on sale of business and other exit costs, net
See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information regarding divestitures of certain markets in both 2025 and 2024.

Index to MD&A

ARRAY OPERATIONS
Business Overview
Array connects America through digital infrastructure by leasing tower space to tenants and providing ancillary services. Array also holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of December 31, 2025, Array is an 82.0%-owned subsidiary of Telephone and Data Systems, Inc. (TDS). Through July 31, 2025, Array provided wireless communication services; these operations and certain wireless spectrum licenses were disposed of on August 1, 2025, as discussed further below.
Towers
Array seeks to grow tower revenue primarily through increasing colocations on existing towers and amendments to existing colocations. Array seeks to provide unique tower locations, attractive terms and streamlined implementation to wireless network operators, internet service providers, government and public safety agencies, broadcast and media companies, and other businesses. As of December 31, 2025, Array owns 4,450 towers in 19 states.
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
Retained spectrum
Array holds wireless spectrum that is subject to sale agreements described below, and additional wireless spectrum not subject to pending sale agreements that Array seeks to opportunistically monetize. As of December 31, 2025, the book value of the remaining spectrum not subject to pending sale agreements was $1,584.8 million and includes primarily C-Band spectrum. Array incurred costs related to the management of the retained spectrum of $3.8 million as a standalone tower company during the six months ended December 31, 2025.

Index to MD&A

OPERATIONS

As of December 31, 2025
Owned towers	4,450
Number of colocations[1]	4,572
Tower tenancy rate[1]	1.03
1    Includes T-Mobile MLA committed site minimum of 2,015. Excludes Interim Sites whereby T-Mobile is leasing up to 1,800 sites for a period of up to 30 months subject to the terms and conditions of the MLA.

Index to MD&A
Financial Overview — Array
The following discussion and analysis compares financial results for the year ended December 31, 2025, to the year ended December 31, 2024 and the year ended December 31, 2024, to the year ended December 31, 2023.

Year Ended December 31,	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
(Dollars in thousands)
Operating revenues
Site rental	$154,654	$102,610	$100,382	51%	2%
Services	8,307	323	87	N/M	N/M
Total operating revenues	162,961	102,933	100,469	58%	2%
Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below	79,485	72,997	67,890	9%	8%
Selling, general and administrative	84,444	102,556	101,407	(18)%	1%
Depreciation, amortization and accretion	48,262	47,212	49,984	2%	(6)%
Loss on impairment of licenses	47,679	136,234	—	(65)%	N/M
(Gain) loss on asset disposals, net	1,746	809	(4,417)	N/M	N/M
(Gain) loss on license sales and exchanges, net	(6,123)	3,460	(2,170)	N/M	N/M
Total operating expenses	255,493	363,268	212,694	(30)%	71%
Operating income (loss)	(92,532)	(260,335)	(112,225)	64%	N/M

Other income (expense)
Equity in earnings of unconsolidated entities	173,754	161,364	158,296	8%	2%
Interest and dividend income	18,917	11,656	9,774	62%	19%
Interest expense	(28,222)	(12,405)	(14,606)	N/M	15%
Short-term imputed spectrum lease income	69,033	—	—	N/M	–
Other, net	169	—	(7)	N/M	N/M
Total other income	233,651	160,615	153,457	45%	5%

Income (loss) before income taxes	141,119	(99,720)	41,232	N/M	N/M
Income tax expense (benefit)	(31,148)	(19,256)	32,855	(62)%	N/M
Net income (loss) from continuing operations	$172,267	$(80,464)	$8,377	N/M	N/M

Adjusted OIBDA from continuing operations (Non-GAAP)[1]	$1,476	$(51,099)	$(60,493)	N/M	16%
Adjusted EBITDA from continuing operations (Non-GAAP)[1]	$194,316	$121,921	$107,570	59%	13%
Capital expenditures from continuing operations[2]	$29,911	$19,123	$41,040	56%	(53)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.
Key components of changes in the statement of operations items were as follows:
2025-2024 Commentary
Site rental revenues
Site rental revenues increased in 2025 primarily as a result of the execution of the T-Mobile MLA, pursuant to which T-Mobile leases space on an additional minimum 2,015 Array-owned towers, which were not under existing leases with T-Mobile, for a minimum of 15 years and leases space on approximately 1,800 Array-owned towers on an interim basis. The duration of the interim lease is 30 months, and T-Mobile may cancel such interim leases at their option on a tower-by-tower basis at any time. Array expects T-Mobile to cancel the interim leases prior to the full 30-month duration, and expects revenue to decline correspondingly. Revenue from the interim leases in 2025, which represents five months of revenue from the August 1, 2025 MLA commencement date, was $13.6 million. Further, the MLA extends the license term for approximately 600 existing T-Mobile colocations on Array towers for a new 15-year term commencing on August 1, 2025.

Index to MD&A
Array received a letter from DISH Wireless dated in September 2025 claiming that its obligations under its Master Lease Agreement with Array are excused due to actions taken by the FCC and subsequent agreements to sell spectrum assets. Site rental revenues from DISH Wireless were $6.5 million in 2025. Further, DISH Wireless is contractually committed to levels of revenue commensurate with 2025, subject to escalators, through 2031, and a declining revenue commitment in 2032-2035. DISH Wireless has failed to make certain payments due to Array under their contractual commitment. While Array believes that DISH Wireless' claim that its obligation under its Agreement with Array are excused is without merit, Array cannot predict with certainty whether and the degree to which its current or future year revenues will be negatively impacted as a result of this claim.
Services revenues
Services revenue increased in 2025 due primarily to an increase in application and related fees as a result of Array fully insourcing sales and leasing operations in early 2025. Additionally, the T-Mobile integration drove significant service revenue due to fees collected for structural analysis performed. Prior to this operational change, a large majority of these fees were retained by the outsourced provider as a component of their compensation.
Cost of operations
Cost of operations increased in 2025 due primarily to an increase in cell site ground rent related to annual escalators and additional sites, and an increase in structural analysis expense as a result of the T-Mobile MLA.
Selling, general and administrative
Selling, general and administrative expenses decreased in 2025 due primarily to decreases in expenses related to the strategic alternative review, partially offset by an increase in bad debts expense. Selling, general and administrative expenses in the second half of 2025 include costs to support the winddown of the legacy wireless operations. These expenses are expected to persist at a declining rate into future periods.
Loss on impairment of licenses
Loss on impairment of licenses decreased in 2025 due to decreases in the amount of impairments recorded on wireless spectrum licenses. See Note 8 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information regarding these impairments.
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents Array’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. Array holds noncontrolling interests in three entities in the state of Iowa that sold their wireless operations to T-Mobile in three separate transactions on August 1, 2025, the same date that Array sold its wireless operations to T-Mobile. As a result of the Iowa entities' sale of their wireless operations, these entities recognized a gain on sale, and Array's proportionate share of the gain was included in Equity in earnings of unconsolidated entities in the amount of $33.4 million, which was the primary driver of the year-over-year increase in 2025. See Note 9 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest and dividend income
Interest and dividend income increased in 2025 due primarily to an increase in interest income earned on the proceeds from the sale of the wireless operations to T-Mobile.
Interest expense
Interest expense from continuing operations excludes interest costs in all periods associated with term loans repaid, and debt exchanged, in conjunction with the sale of Array's wireless operations to T-Mobile. As a result, Interest expense increased in 2025 due primarily to the new term loan that Array entered into in August 2025, and lower capitalized interest.
Short-term imputed spectrum lease income
Short-term imputed spectrum lease income increased in 2025 due to the execution of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year. The portion of the purchase price allocated to the use of this spectrum will be amortized over one year.
Income tax expense (benefit)
Income tax benefit on continuing operations increased in 2025 due primarily to favorable reductions to valuation allowances related to deferred tax assets that are now likely to be realized by the taxable income generated from the sale of wireless operations and select spectrum assets to T-Mobile, and/or the future License Purchase Agreements classified as held for sale as of December 31, 2025. This increase was partially offset by a decrease in the deferred tax benefit on the impairment of certain wireless spectrum licenses, which was smaller in 2025 than the impairment recorded in 2024.

Index to MD&A
2024-2023 Commentary
Site rental revenues
Site rental revenues increased in 2024 due primarily to an increase in new tenant lease executions.
Cost of operations
Cost of operations increased in 2024 as a result of increases in cell site ground rent and maintenance expenses.
Loss on impairment of licenses
Loss on impairment of licenses increased in 2024 due to the wireless spectrum license impairment change recorded during the third quarter of 2024. See Note 8 — Intangible Assets in the Notes to Consolidated Financial Statements for additional information regarding this impairment.
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
Income tax expense (benefit)
Income tax expense decreased in 2024 due primarily to the deferred tax impact of the wireless spectrum license impairment charge recorded in the third quarter of 2024.

Index to MD&A
Liquidity and Capital Resources
Sources of Liquidity
TDS believes that existing cash and investment balances, dividends, distributions from unconsolidated entities, expected cash flows from operating activities and funds available under its financing agreements will provide sufficient liquidity for TDS to meet its funding needs. TDS requires funding for, among other uses, day-to-day operations, capital expenditures, fiber deployments and E-ACAM builds, payment of dividends, debt service requirements, repurchases of shares and potential acquisitions of land, land easements or additional towers.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. The primary objective of TDS’ Cash and cash equivalents investment activities is to preserve principal. TDS does not have direct access to Array cash.
In January 2026, Array closed on the sale of certain 3.45 GHz and 700MHz wireless spectrum licenses to AT&T for total proceeds of $1,018.0 million and expects a cash income tax liability on the transaction of approximately $130.0 million, most of which will be paid during the second quarter of 2026. In February 2026, Array paid a special dividend per Common and Series A outstanding share of $10.25 for a total amount paid of $885.5 million. TDS, which owns 82.0% of the equity of Array as of December 31, 2025, received its pro-rata share of the special dividend in the amount of $725.6 million.

Cash and Cash Equivalents
(Dollars in millions)

The majority of TDS’ Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies and bank deposit accounts. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

Financing
Revolving Credit Agreements
TDS and Array have unsecured revolving credit agreements with maximum borrowing capacities of $400.0 million and $100.0 million, respectively. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity in December 2030. As of December 31, 2025, there were no outstanding borrowings under the agreements, except for letters of credit, and TDS' and Array’s unused borrowing capacity was $399.4 million and $99.9 million, respectively.
Unsecured Term Loan Agreements
In August 2025, TDS repaid the entire outstanding borrowings under all of its unsecured term loan agreements of $781.3 million. TDS incurred a termination penalty of $8.9 million as a result of the repayment of one of its agreements, which was recorded to Interest expense in the Consolidated Statement of Operations.
In August 2025, Array repaid the entire outstanding borrowings under its unsecured term loan agreements of $713.3 million.

Index to MD&A
In August 2025, Array borrowed $325.0 million under a term loan agreement with CoBank, ACB. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%.
Secured Term Loan Agreement
In August 2025, TDS repaid the entire outstanding borrowing under its secured term loan agreement of $300.0 million.
Export Credit Financing Agreements
At December 31, 2025, TDS had a term loan credit facility with Export Development Canada with $150.0 million of principal outstanding.
In January 2026, TDS repaid the entire outstanding borrowing of $150.0 million.
In August 2025, Array repaid the entire outstanding borrowings under its term loan agreement with Export Development Canada of $150.0 million.
Debt Covenants
The TDS and Array revolving credit agreements, the Array term loan agreement with CoBank and the TDS export credit financing agreement require TDS or Array, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Following the sale of the Array wireless operations to T-Mobile, TDS and Array are required to maintain a Consolidated Leverage Ratio, as defined in the agreements, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00. TDS and Array are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and Array believe that they were in compliance as of December 31, 2025 with all such financial covenants.
TDS believes that it and/or its subsidiaries were in compliance as of December 31, 2025, with all covenants and other requirements set forth in the TDS and Array long-term debt indentures. TDS and Array have not failed to make nor do they expect to fail to make any scheduled payment of principal or interest under such indentures.
Other Long-Term Financing
The T-Mobile transaction to sell the wireless operations and select spectrum assets included a debt exchange offer whereby debt issued by Array could be exchanged for debt issued by T-Mobile, which reduced the cash portion of the purchase price. The debt exchange offering closed on August 5, 2025 and resulted in the exchange of $1,680.1 million of long-term debt comprised of the following Array notes: $488.9 million of 6.7% Senior Notes, $394.2 million of 6.25% Senior Notes, $401.5 million of 5.5% March 2070 Senior Notes and $395.5 million of 5.5% June 2070 Senior Notes. As a result, on August 5, 2025, after the debt exchange, Array retained $363.9 million of senior notes, consisting of $55.1 million of 6.7% Senior Notes, $105.8 million of 6.25% Senior Notes, $98.5 million of 5.5% March 2070 Senior Notes, and $104.5 million of 5.5% June 2070 Senior Notes. The write-off of the unamortized discount and debt issuance costs related to the exchanged debt of $47.7 million was recorded to (Gain) loss on sale of business and other exit costs, net within discontinued operations in 2025.
TDS and Array each have an effective shelf registration statement on Form S-3 to issue senior or subordinated debt securities, preferred shares and depositary shares. The proceeds from any such issuances may be used for general corporate purposes, including the possible reduction of other short-term or long-term debt; spectrum purchases; capital expenditures; acquisition, construction and development programs; working capital; additional investments in subsidiaries; or the repurchase of shares. The ability of TDS or Array to complete an offering pursuant to such shelf registration statements is subject to market conditions and other factors at the time.
TDS and Array, at their discretion, may from time to time seek to retire or purchase their outstanding debt through cash purchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions, tender offers, exchange offers or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Refer to Market Risk — Long-Term Debt for additional information regarding required principal payments and the weighted average interest rates related to TDS’ Long-term debt.
See Note 2 — Discontinued Operations and 13 — Debt in the Notes to Consolidated Financial Statements for additional information related to financing activities.
Credit Ratings
In certain circumstances, TDS’ and Array’s interest cost on their various agreements may be subject to increase if their current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised. The agreements do not cease to be available nor do the maturity dates accelerate solely as a result of a downgrade in TDS’ or Array’s credit rating. However, downgrades in TDS’ or Array’s credit rating could adversely affect their ability to renew the agreements, obtain consents, waivers, or amendments, or obtain access to other credit agreements in the future.

Index to MD&A
The TDS and Array issuer credit ratings as of December 31, 2025, and the dates such ratings were issued were as follows:

Rating Agency	Rating	Outlook
Moody's (issued August 2025)	Ba1	stable outlook
Standard & Poor's (issued August 2025)	BBB-	stable outlook
Fitch Ratings (issued September 2025)	BB+	stable outlook
Capital Requirements
The discussion below is intended to highlight some of the significant cash outlays expected during 2026 and beyond and to highlight the spending incurred in current and prior years for these items. This discussion does not include cash required to fund normal operations, and is not a comprehensive list of capital requirements. Significant cash requirements that are not routine or in the normal course of business could arise from time to time.
Capital Expenditures
TDS makes substantial investments to acquire, construct and upgrade telecommunications networks and facilities to remain competitive and as a basis for creating long-term value for shareholders. In recent years, changes in technology have required substantial investments in TDS’ networks to remain competitive; this is expected to continue in 2026 and future years with the continued deployment of fiber for TDS Telecom.
Capital expenditures for continuing operations (i.e., additions to property, plant and equipment), which include the effects of accruals and capitalized interest, in 2025, 2024 and 2023 were as follows:

Capital Expenditures
(Dollars in millions)

$800
$600
$400
$200
$0
$628
$348
$437
2023
2024
2025
TDS Telecom
Array
Corporate and Other

TDS Telecom’s capital expenditures were $406.4 million, $323.8 million and $576.5 million in 2025, 2024 and 2023, respectively. In 2025, these capital expenditures were used for the following purposes:
•Continue fiber deployment in expansion markets and to meet E-ACAM build-out requirements;
•Support broadband growth and success-based spending; and
•Maintain and enhance existing infrastructure.

TDS Telecom's capital expenditures for 2026 are expected to be between $550 million and $600 million. These expenditures are expected to be used for similar purposes as those listed above.
Array’s capital expenditures were $29.9 million, $19.1 million and $41.0 million in 2025, 2024 and 2023, respectively. Capital expenditures were used principally for tower maintenance, purchases of land interests, tower builds and one-time costs of migrating the tower light monitoring function to Array's long-term solution.

Array's capital expenditures for 2026 are expected to be between $25.0 and $35.0 million. These capital expenditures are expected to be used for purchases of land interests which are opportunistic in nature, tower maintenance, tower builds and one-time costs of migrating the tower light monitoring function to Array's long-term solution.

TDS intends to finance its capital expenditures for 2026 using primarily Cash flows from operating activities, dividends and existing cash balances.

Index to MD&A
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
Common Share Repurchase Programs
During 2025, TDS repurchased 2,843,427 Common Shares for $108.1 million at an average cost per share of $38.03. As of December 31, 2025, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $523.9 million.
During 2025, Array repurchased 328,835 Common Shares for $20.9 million at an average cost per share of $63.49. As of December 31, 2025, the total cumulative amount of Array Common Shares authorized to be repurchased is 658,107.
For additional information related to the current TDS and Array repurchase authorizations, see Note 18 — Shareholders’ Equity in the Notes to Consolidated Financial Statements.
Dividends
TDS paid quarterly dividends per outstanding share of $0.04 in 2025. TDS paid quarterly dividends per outstanding share of $0.19 in the first quarter of 2024 and $0.04 in each of the second, third and fourth quarters of 2024. TDS paid quarterly dividends per outstanding share of $0.185 in 2023. It is uncertain at this time how the outcome of the strategic review process for Array, TDS' available opportunities to reinvest in its businesses, or TDS' ongoing liquidity needs, may impact the decisions of the TDS Board of Directors regarding the declaration of future cash dividends.
TDS paid quarterly dividends per outstanding Series UU depositary share (each representing 1/1,000th of a Preferred Share) of $0.414 in 2025, 2024 and 2023.
TDS paid quarterly dividends per outstanding Series VV depositary share (each representing 1/1,000th of a Preferred Share) of $0.375 in 2025, 2024 and 2023.
Array has not paid any regular cash dividends in past periods. In conjunction with the close of the transaction of the sale of Array's wireless operations to T-Mobile on August 1, 2025, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $23.00 for shareholders of record on August 11, 2025, which was paid on August 19, 2025. In conjunction with the close of the transaction of the sale of spectrum licenses to AT&T on January 13, 2026, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026. TDS, which owns 82.0% of the equity of Array as of December 31, 2025, received its pro-rata share of the special dividend. Array expects its pending sale of spectrum licenses to Verizon, which is subject to regulatory approval and customary closing conditions, to deliver substantial proceeds and expects its Board of Directors to declare a special dividend upon closure of the transaction. While no decisions have been made, the Array Board of Directors may declare regular cash dividends after the close of the Verizon transaction.

Index to MD&A
Consolidated Cash Flow Analysis
The following discussion summarizes TDS' cash flow activities in 2025, 2024 and 2023. Cash flows may fluctuate from quarter to quarter and year to year due to timing and other factors. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.
2025 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $386.9 million. Net cash provided by operating activities related to continuing operations was $338.3 million due to net income of $151.1 million adjusted for non-cash items of $209.9 million and distributions received from unconsolidated entities of $215.6 million, including $79.5 million in distributions from the Los Angeles SMSA Limited Partnership (LA Partnership). Distributions from noncontrolling wireless entities managed by Array included a special distribution of $42.5 million related to the proceeds received by three entities in the state of Iowa that sold their wireless operations to T-Mobile on August 1, 2025. In addition, distributions from certain equity method investments operated by Verizon included a special distribution of $25.3 million related to proceeds received by Verizon managed entities related to Verizon's tower transaction with Vertical Bridge that closed in December 2024. This was partially offset by lower current year distributions due to adjustments made by certain equity method investees for prior period activity. The changes in working capital items which decreased net cash by $238.4 million were primarily driven by the payment of associate bonuses, deferred revenue related to spectrum leases, increase in receivable balances and the timing of tax payments. Net cash provided by operating activities related to discontinued operations were $251.6 million.
Cash flows used for investing activities related to continuing operations were $318.3 million, due primarily to payments for property, plant and equipment of $390.5 million, partially offset by cash received from divestitures of $72.3 million. Cash flows provided by investing activities related to discontinued operations were $2,462.4 million.
Cash flows used for financing activities related to continuing operations were $2,326.5 million, due primarily to repayments on TDS and Array long-term debt agreements of $1,962.1 million, the payment of $358.6 million in Array dividends, the repurchase of TDS Common Shares of $108.1 million, the payment of $87.7 million in TDS dividends, tax withholdings, net of cash receipts, for Array stock-based compensation awards of $63.4 million due to Array awards that accelerated upon change in control and associate terminations, distributions to noncontrolling interests of $21.9 million due to the sale of the wireless operations to T-Mobile and the repurchase of Array Common Shares of $21.4 million. These were partially offset by $325.0 million borrowed under the Array CoBank term loan agreement. Cash flows used for financing activities related to discontinued operations were $20.5 million.
2024 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $113.9 million. Net cash provided by operating activities related to continuing operations was $295.8 million due to net loss of $81.3 million adjusted for non-cash items of $257.0 million and distributions received from unconsolidated entities of $168.7 million, including $74.8 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $48.6 million. The working capital changes were primarily driven by the timing of vendor payments. Net cash provided by operating activities related to discontinued operations were $850.1 million.
Cash flows used for investing activities related to continuing operations were $235.9 million, due primarily to payments for property, plant and equipment of $365.4 million and payments for wireless spectrum licenses of $19.2 million, partially offset by cash received from divestitures of $147.3 million. Cash flows used for investing activities related to discontinued operations were $518.6 million.
Cash flows used for financing activities related to continuing operations were $210.8 million, due primarily to repayments on TDS and Array long-term debt agreements of $455.5 million, the payment of $104.4 million in TDS dividends, the repurchase of Array Common Shares of $54.1 million, and the payment of debt issuance costs of $16.2 million. These were partially offset by $440.0 million borrowed under TDS and Array long-term debt agreements. Cash flows used for financing activities related to discontinued operations were $66.6 million.
2023 Commentary
TDS’ Cash, cash equivalents and restricted cash decreased $130.0 million. Net cash provided by operating activities related to continuing operations was $306.7 million due to net loss of $547.7 million adjusted for non-cash items of $715.0 million and distributions received from unconsolidated entities of $150.3 million, including $69.1 million in distributions from the LA Partnership. This was partially offset by changes in working capital items which decreased net cash by $10.9 million. The working capital changes were primarily driven by an increase in receivable balances and changes in other assets and liabilities, partially offset by the timing of tax payments. Net cash provided by operating activities related to discontinued operations were $834.4 million.
Cash flows used for investing activities related to continuing operations were $759.1 million, due primarily to payments for property, plant and equipment of $643.1 million and payments for wireless spectrum licenses of $128.6 million. Cash flows used for investing activities related to discontinued operations were $568.0 million.
Cash flows provided for financing activities related to continuing operations were $121.6 million, due primarily to borrowings on TDS and Array long-term debt agreements of $1,081.0 million. These were partially offset by repayments on TDS and Array long-term debt agreements of $723.3 million, repayments on an Array short-term debt agreement of $60.0 million and the payment of $152.7 million in TDS dividends. Cash flows used for financing activities related to discontinued operations were $65.6 million.

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
Non-current assets held for sale
Non-current assets held for sale increased $1,598.1 million due to spectrum license transactions executed in 2024 and 2025. See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Non-current assets of discontinued operations
Non-current assets of discontinued operations decreased $4,499.6 million due to the sale of wireless operations to T-Mobile on August 1, 2025. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Licenses
Licenses decreased $1,646.7 million due primarily to the transfer of spectrum licenses related to transactions executed in 2024 and 2025 to Non-current assets held for sale. See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Other intangible assets, net of accumulated amortization
Other intangible assets, net of accumulated amortization decreased $29.1 million due primarily to amortization of TDS Telecom franchise rights.
Current portion of long-term debt
Current portion of long-term debt decreased $25.9 million due primarily to the repayment of outstanding debt on the TDS and Array term loan agreements and the Array receivables securitization agreement.
Accounts payable
Accounts payable increased $41.0 million due primarily to increased capital expenditures and the timing of vendor payments.
Customer deposits and deferred revenues
Customer deposits and deferred revenues increased $78.1 million due primarily to the deferral of a portion of the T-Mobile purchase price related to T-Mobile's use of certain spectrum assets at no cost for up to one year. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Accrued compensation
Accrued compensation decreased $90.3 million due primarily to associate bonus payments in March 2025 and reduction of headcount related to the sale of wireless operations.
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

Index to MD&A
Deferred income tax liability, net
Deferred income tax liability, net decreased $237.1 million due primarily to tax impacts of the sale of the wireless operations to T-Mobile on August 1, 2025, as well as reductions to valuation allowances related to deferred tax assets that are now likely to be realized by the taxable income generated from the pending License Purchase Agreements classified as held for sale as of December 31, 2025. See Note 2 — Discontinued Operations and Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Other deferred liabilities and credits
Other deferred liabilities and credits increased $113.3 million due primarily to expected decommissioning costs for certain equipment under the terms of the Securities Purchase Agreement and an increase in the asset retirement obligation due to updated removal cost estimates.
Long-term debt, net
Long-term debt, net decreased $1,592.3 million due primarily to the repayment of the TDS term loan agreements and repayment of Array's term loan and export credit financing agreements. See Note 13 — Debt in the Notes to Consolidated Financial Statements for additional information.
Noncontrolling interests with redemption features
Noncontrolling interests with redemption features decreased $15.8 million due to the acquisition of the remaining interest of King Street Wireless, LLC and Sunshine Spectrum, LLC. See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.

Index to MD&A
Application of Critical Accounting Policies and Estimates
TDS prepares its consolidated financial statements in accordance with GAAP. TDS’ significant accounting policies are discussed in detail in Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements, Note 3 — Revenue Recognition and Note 11 — Leases in the Notes to Consolidated Financial Statements.
Management believes the application of the following critical accounting policies and the estimates required by such application reflect its most significant judgments and estimates used in the preparation of TDS’ consolidated financial statements.
Wireless Spectrum License Impairment – Array
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
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the high-band unit of accounting tested, selecting a point within a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The fair value of the wireless spectrum licenses was less than the respective carrying value, and a $47.7 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2025. The impairment loss was related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $113.4 million after the impairment loss. The impairment loss is driven by lower fair value attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
For purposes of its annual impairment test as of November 1, 2025, Array performed a qualitative test for all seven of its units of accounting. The test considered several factors, including the results of the quantitative impairment assessment performed in the third quarter of 2025 as well as purchase prices of executed agreements to sell certain wireless spectrum licenses and other market factors. Based on these assessments, Array concluded that it was more likely than not that the fair value of each unit of accounting exceeded its respective carrying value. Therefore, no quantitative impairment evaluation was completed.
During the third quarter of 2024, Array concluded that there were events and circumstances that caused Array to believe the carrying values of five units of accounting may exceed their respective fair values (i.e., triggering event), and accordingly a quantitative impairment assessment was performed for those units. There was no triggering event for the other units of accounting.
Based on a market approach valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136.2 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2024. The impairment loss was substantially all related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161.1 million after the impairment loss. The impairment loss was driven by a change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
For purposes of its annual impairment test as of November 1, 2024, Array performed a qualitative test for all twelve of its units of accounting. The test considered several factors, including the results of the quantitative impairment assessment performed in the third quarter of 2024 as well as purchase prices of executed agreements to sell certain wireless spectrum licenses and other market factors. Based on these assessments, Array concluded that it was more likely than not that the fair value of each unit of accounting exceeded its respective carrying value. Therefore, no quantitative impairment evaluation was completed.
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
Announced Transactions and Strategic Alternatives Review Risk Factors
▪Closing of the T-Mobile transaction occurred on August 1, 2025, and has required substantial changes to the manner in which Array’s remaining business is conducted, which could have a material adverse effect on Array's financial condition and results of operations.
▪Array entered into License Purchase Agreements with Verizon and T-Mobile to sell certain wireless spectrum licenses. There is no guarantee that such transactions contemplated by the License Purchase Agreements will be consummated. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
Operational Risk Factors
▪An inability to monetize the remaining spectrum assets as well as the ongoing costs to retain the spectrum could adversely affect TDS’ operations.
▪A delay or failure by TDS to complete significant network construction and systems implementation activities as part of its plans to expand and improve the quality and capacity of its network and support systems could adversely affect its operations.
▪Increasing competition in the wireline and tower industries could adversely affect TDS’ revenues, negatively impact future growth and increase its costs to compete.
▪There are economic and business risks associated with fixed rate annual escalators on Array's colocation revenue contracts.
▪A substantial portion of Array revenues are derived from a small number of tenants concentrated in the wireless industry and the loss or financial difficulties of such tenants may adversely affect Array’s business, financial condition, results of operations and future growth. Array is particularly reliant on its relationship with T-Mobile. DISH Wireless has failed to make certain payments due to Array under their contractual commitment. Lower demand for wireless services, negative trends in the wireless industry or changes in customer business models may decrease the revenues Array receives from its tenants, which could adversely affect Array’s business, financial condition, results of operations and future growth.
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
▪TDS’ business, financial condition or results of operations may be adversely impacted by extreme weather events, climate-related events, natural disasters (including wildfires) and other unforeseen events.
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
Financial Risk Factors
▪Uncertainty in TDS’ or Array's future cash flow and liquidity, their level of indebtedness or their inability to access capital, deterioration in the capital markets, changes in interest rates, changes in TDS' or Array’s credit ratings or other factors could limit or restrict the availability of financing on terms and prices acceptable to TDS, which may require TDS to reduce or delay its construction, development or acquisition programs, divest assets, and/or reduce or cease share repurchases and/or the payment of common shareholder dividends.
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
▪TDS' receipt of financial support through various government programs for its deployment of telecommunications and broadband networks and services, its ability to properly calculate and pay fees and surcharges for its services, and its ability to continue to pass through and collect from its customers certain of those fees and surcharges is subject to uncertainty, the result of which could have an adverse effect on TDS’ business, financial condition or results of operations.
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

Index to MD&A
Market Risk
Long-Term Debt
As of December 31, 2025, approximately 45% of TDS' long-term debt was in fixed-rate senior notes and approximately 55% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations and the related weighted average interest rates by maturity dates at December 31, 2025:

	Principal Payments Due by Period
	Long-Term Debt Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in thousands)
2026	$5,276	6.2%
2027	158,831	5.4%
2028	8,308	6.2%
2029	12,373	6.2%
2030	292,814	6.2%
Thereafter	365,964	5.9%
Total	$843,566	5.9%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments, and unamortized discounts related to Array's 6.7% Senior Notes. In January 2026, TDS repaid the entire outstanding borrowing of $150.0 million under its term loan credit facility with Export Development Canada, which had a maturity date of December 2027.
2Represents the weighted average stated interest rates at December 31, 2025, for debt maturing in the respective periods.
Fair Value of Long-Term Debt
At December 31, 2025 and 2024, the estimated fair value of long-term debt obligations, excluding lease obligations, the current portion of such long-term debt and debt financing costs, was $757.5 million and $2,420.4 million, respectively, and the book value was $834.7 million and $2,445.8 million, respectively. See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, nonrecurring expenses, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, and expenses related to the strategic alternatives review, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income (loss) from continuing operations and/or Operating income (loss).

Index to MD&A

TDS - CONSOLIDATED	2025	2024	2023
(Dollars in thousands)
Net income (loss) from continuing operations (GAAP)	$151,146	$(81,321)	$(547,682)
Add back:
Income tax benefit	(62,184)	(22,067)	(15,799)
Interest expense	112,668	108,575	62,177
Depreciation, amortization and accretion	351,885	325,697	310,071
EBITDA (Non-GAAP)	553,515	330,884	(191,233)
Add back or deduct:
Expenses related to strategic alternatives review	9,056	33,304	13,012
Loss on impairment of intangible assets	48,579	137,337	546,951
(Gain) loss on asset disposals, net	16,847	13,141	5,269
(Gain) loss on sale of business and other exit costs, net	(23,918)	(68,350)	—
(Gain) loss on license sales and exchanges, net	(6,123)	3,460	(2,170)
Short-term imputed spectrum lease income	(69,033)	—	—
Adjusted EBITDA (Non-GAAP)	528,923	449,776	371,829
Deduct:
Equity in earnings of unconsolidated entities	176,101	163,623	159,409
Interest and dividend income	40,307	27,201	20,013
Other, net	13,574	5,622	1,840
Adjusted OIBDA (Non-GAAP)	298,941	253,330	190,567
Deduct:
Depreciation, amortization and accretion	351,885	325,697	310,071
Expenses related to strategic alternatives review	9,056	33,304	13,012
Loss on impairment of intangible assets	48,579	137,337	546,951
(Gain) loss on asset disposals, net	16,847	13,141	5,269
(Gain) loss on sale of business and other exit costs, net	(23,918)	(68,350)	—
(Gain) loss on license sales and exchanges, net	(6,123)	3,460	(2,170)
Operating income (loss) (GAAP)	$(97,385)	$(191,259)	$(682,566)

Index to MD&A

TDS TELECOM	2025	2024	2023
(Dollars in thousands)
Net income (loss) (GAAP)	$27,516	$84,901	$(483,416)
Add back or deduct:
Income tax expense (benefit)	10,157	35,040	(25,517)
Interest expense	(6,654)	(5,197)	(8,050)
Depreciation, amortization and accretion	300,196	270,660	245,379
EBITDA (Non-GAAP)	331,215	385,404	(271,604)
Add back or deduct:
Expenses related to strategic alternatives review	6,207	—	—
Loss on impairment of intangible assets	900	1,103	546,951
(Gain) loss on asset disposals, net	15,054	12,376	9,672
(Gain) loss on sale of business and other exit costs, net	(23,121)	(49,108)	—
Adjusted EBITDA (Non-GAAP)	330,255	349,775	285,019
Deduct:
Equity in earnings of unconsolidated entities	4	(7)	2
Interest and dividend income	6,440	5,483	4,174
Other, net	4,918	3,959	1,867
Adjusted OIBDA (Non-GAAP)	318,893	340,340	278,976
Deduct:
Depreciation, amortization and accretion	300,196	270,660	245,379
Expenses related to strategic alternatives review	6,207	—	—
Loss on impairment of intangible assets	900	1,103	546,951
(Gain) loss on asset disposals, net	15,054	12,376	9,672
(Gain) loss on sale of business and other exit costs, net	(23,121)	(49,108)	—
Operating income (loss) (GAAP)	$19,657	$105,309	$(523,026)

Index to MD&A

ARRAY	2025	2024	2023
(Dollars in thousands)
Net income (loss) from continuing operations (GAAP)	$172,267	$(80,464)	$8,377
Add back:
Income tax expense (benefit)	(31,148)	(19,256)	32,855
Interest expense	28,222	12,405	14,606
Depreciation, amortization and accretion	48,262	47,212	49,984
EBITDA (Non-GAAP)	217,603	(40,103)	105,822
Add back or deduct:
Expenses related to strategic alternatives review	2,444	21,521	8,335
Loss on impairment of licenses	47,679	136,234	—
(Gain) loss on asset disposals, net	1,746	809	(4,417)
(Gain) loss on license sales and exchanges, net	(6,123)	3,460	(2,170)
Short-term imputed spectrum lease income	(69,033)	—	—
Adjusted EBITDA (Non-GAAP)	194,316	121,921	107,570
Deduct:
Equity in earnings of unconsolidated entities	173,754	161,364	158,296
Interest and dividend income	18,917	11,656	9,774
Other, net	169	—	(7)
Adjusted OIBDA (Non-GAAP)	1,476	(51,099)	(60,493)
Deduct:
Depreciation, amortization and accretion	48,262	47,212	49,984
Expenses related to strategic alternatives review	2,444	21,521	8,335
Loss on impairment of licenses	47,679	136,234	—
(Gain) loss on asset disposals, net	1,746	809	(4,417)
(Gain) loss on license sales and exchanges, net	(6,123)	3,460	(2,170)
Operating income (loss) (GAAP)	$(92,532)	$(260,335)	$(112,225)
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

	2025	2024	2023
(Dollars in thousands)
Cash flows from operating activities - continuing operations (GAAP)	$338,284	$295,780	$306,730
Cash paid for additions to property, plant and equipment	(390,529)	(365,446)	(643,065)
Cash paid for software license agreements	(1,933)	(1,251)	(405)
Free cash flow - continuing operations (Non-GAAP)	$(54,178)	$(70,917)	$(336,740)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
See section entitled "Market Risk" in Item 7 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements and Supplementary Data
Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
Year Ended December 31,	2025	2024	2023
(Dollars and shares in thousands, except per share amounts)
Operating revenues
Services	$1,043,808	$1,123,824	$1,125,184
Site rental	154,654	102,610	100,382
Equipment and product sales	29,745	70,544	129,547
Total operating revenues	1,228,207	1,296,978	1,355,113

Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	478,906	526,750	571,953
Cost of equipment and products	24,354	63,506	116,766
Selling, general and administrative	435,062	486,696	488,839
Depreciation, amortization and accretion	351,885	325,697	310,071
Loss on impairment of intangible assets	48,579	137,337	546,951
(Gain) loss on asset disposals, net	16,847	13,141	5,269
(Gain) loss on sale of business and other exit costs, net	(23,918)	(68,350)	—
(Gain) loss on license sales and exchanges, net	(6,123)	3,460	(2,170)
Total operating expenses	1,325,592	1,488,237	2,037,679

Operating income (loss)	(97,385)	(191,259)	(682,566)

Other income (expense)
Equity in earnings of unconsolidated entities	176,101	163,623	159,409
Interest and dividend income	40,307	27,201	20,013
Interest expense	(112,668)	(108,575)	(62,177)
Short-term imputed spectrum lease income	69,033	—	—
Other, net	13,574	5,622	1,840
Total other income	186,347	87,871	119,085

Income (loss) before income taxes	88,962	(103,388)	(563,481)
Income tax expense (benefit)	(62,184)	(22,067)	(15,799)
Net income (loss) from continuing operations	151,146	(81,321)	(547,682)
Less: Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax	33,742	(9,150)	2,727
Net income (loss) from continuing operations attributable to TDS shareholders	117,404	(72,171)	(550,409)

Net income (loss) from discontinued operations	(130,904)	54,840	60,395
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	(7,264)	10,374	9,995
Net income (loss) from discontinued operations attributable to TDS shareholders	(123,640)	44,466	50,400

Net income (loss)	20,242	(26,481)	(487,287)
Less: Net income attributable to noncontrolling interests, net of tax	26,478	1,224	12,722
Net income (loss) attributable to TDS shareholders	(6,236)	(27,705)	(500,009)
TDS Preferred Share dividends	69,225	69,225	69,225
Net income (loss) attributable to TDS common shareholders	$(75,461)	$(96,930)	$(569,234)

Index to Financial Statements and Supplementary Data

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
Year Ended December 31,	2025	2024	2023
(Dollars and shares in thousands, except per share amounts)
Basic weighted average shares outstanding	115,179	113,714	112,750
Basic earnings (loss) per share from continuing operations attributable to TDS common shareholders	$0.42	$(1.24)	$(5.50)
Basic earnings (loss) per share from discontinued operations attributable to TDS common shareholders	$(1.08)	$0.39	$0.45
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.66)	$(0.85)	$(5.05)

Diluted weighted average shares outstanding	118,563	113,714	112,750
Diluted earnings (loss) per share from continuing operations attributable to TDS common shareholders	$0.39	$(1.24)	$(5.50)
Diluted earnings (loss) per share from discontinued operations attributable to TDS common shareholders	$(1.04)	$0.39	$0.45
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.65)	$(0.85)	$(5.05)

The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Comprehensive Income

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Net income (loss) from continuing operations	$151,146	$(81,321)	$(547,682)
Net change in accumulated other comprehensive income
Change related to retirement plan
Amounts included in net periodic benefit cost for the period
Net actuarial gains	5,829	9,804	7,909
Amortization of prior service cost and unrecognized net gain	(1,646)	(877)	424
	4,183	8,927	8,333
Change in deferred income taxes	(915)	(1,942)	(1,627)
Change related to retirement plan, net of tax	3,268	6,985	6,706
Net change in accumulated other comprehensive income	3,268	6,985	6,706
Comprehensive income (loss) from continuing operations	154,414	(74,336)	(540,976)
Less: Net income (loss) from continuing operations attributable to noncontrolling interests, net of tax	33,742	(9,150)	2,727
Comprehensive income (loss) from continuing operations attributable to TDS shareholders	$120,672	$(65,186)	$(543,703)
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$20,242	$(26,481)	$(487,287)
Net income (loss) from discontinued operations	(130,904)	54,840	60,395
Net income (loss) from continuing operations	151,146	(81,321)	(547,682)
Add (deduct) adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation, amortization and accretion	351,885	325,697	310,071
Bad debts expense	8,172	7,424	8,638
Stock-based compensation expense	27,174	18,335	19,584
Deferred income taxes, net	(66,190)	(20,978)	(15,276)
Equity in earnings of unconsolidated entities	(176,101)	(163,623)	(159,409)
Distributions from unconsolidated entities	215,599	168,701	150,290
Loss on impairment of intangible assets	48,579	137,337	546,951
(Gain) loss on asset disposals, net	16,847	13,141	5,269
(Gain) loss on sale of business and other exit costs, net	(23,918)	(68,350)	—
(Gain) loss on license sales and exchanges, net	(6,123)	3,460	(2,170)
Other operating activities	29,617	4,576	1,321
Changes in assets and liabilities from operations
Accounts receivable	(24,189)	6,185	(16,579)
Inventory	(10)	(327)	(1,112)
Accounts payable	(9,830)	(56,066)	(31,631)
Customer deposits and deferred revenues	(70,569)	399	1,204
Accrued taxes	(19,837)	(5,105)	44,226
Other assets and liabilities	(113,968)	6,295	(6,965)
Net cash provided by operating activities - continuing operations	338,284	295,780	306,730
Net cash provided by operating activities - discontinued operations	251,605	850,093	834,421
Net cash provided by operating activities	589,889	1,145,873	1,141,151

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(390,529)	(365,446)	(643,065)
Cash paid for licenses	(4,175)	(19,198)	(128,597)
Cash received from divestitures	72,342	147,267	1,000
Other investing activities	4,067	1,449	11,523
Net cash used in investing activities - continuing operations	(318,295)	(235,928)	(759,139)
Net cash provided by (used in) investing activities - discontinued operations	2,462,399	(518,572)	(568,026)
Net cash provided by (used in) investing activities	$2,144,104	$(754,500)	$(1,327,165)

Index to Financial Statements and Supplementary Data

Telephone and Data Systems, Inc.
Consolidated Statement of Cash Flows
Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Cash flows from financing activities
Issuance of long-term debt	$325,000	$440,000	$1,080,984
Repayment of long-term debt	(1,962,116)	(455,548)	(723,300)
Repayment of short-term debt	—	—	(60,000)
Tax withholdings, net of cash receipts, for TDS stock-based compensation awards	(1,275)	(2,308)	(3,232)
Tax withholdings, net of cash receipts, for Array stock-based compensation awards	(63,446)	(11,246)	(5,870)
Repurchase of TDS Common Shares	(108,129)	—	(5,813)
Repurchase of Array Common Shares	(21,360)	(54,091)	—
Dividends paid to TDS shareholders	(87,670)	(104,383)	(152,657)
Array dividends paid to noncontrolling public shareholders	(358,579)	—	—
Payment of debt issuance costs	(8,830)	(16,170)	(5,124)
Distributions to noncontrolling interests	(21,932)	(4,716)	(3,312)
Cash paid for software license agreements	(1,933)	(1,251)	(405)
Other financing activities	(16,258)	(1,115)	369
Net cash provided by (used in) financing activities - continuing operations	(2,326,528)	(210,828)	121,640
Net cash used in financing activities - discontinued operations	(20,537)	(66,631)	(65,601)
Net cash provided by (used in) financing activities	(2,347,065)	(277,459)	56,039

Net increase (decrease) in cash, cash equivalents and restricted cash	386,928	113,914	(129,975)

Cash, cash equivalents and restricted cash
Beginning of period	383,222	269,308	399,283
End of period	$770,150	$383,222	$269,308
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets

December 31,	2025	2024
(Dollars in thousands)
Current assets
Cash and cash equivalents	$765,952	$363,612
Accounts receivable
Customers, less allowances of $3,406 and $4,367, respectively	68,737	57,139
Other, less allowances of $3,203 and $1,643, respectively	41,244	41,413
Inventory, net	4,062	4,052
Prepaid expenses	28,206	32,367
Income taxes receivable	1,292	2,487
Current assets of discontinued operations	—	1,163,032
Other current assets	13,976	31,088
Total current assets	923,469	1,695,190

Non-current assets held for sale	1,598,131	12

Non-current assets of discontinued operations	—	4,499,561

Licenses	1,642,972	3,289,648

Other intangible assets, net of accumulated amortization of $157,208 and $128,077, respectively	131,673	160,804

Investments in unconsolidated entities	461,922	500,471

Property, plant and equipment, net of accumulated depreciation and amortization of $4,156,666 and $4,137,465, respectively	2,965,455	2,876,214

Operating lease right-of-use assets	515,081	520,902

Other assets and deferred charges	159,600	139,430

Total assets[1]	$8,398,303	$13,682,232
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity

December 31,	2025	2024
(Dollars and shares in thousands, except per share amounts)
Current liabilities
Current portion of long-term debt	$5,274	$31,131
Accounts payable	115,822	74,866
Customer deposits and deferred revenues	125,140	46,992
Accrued interest	2,836	8,999
Accrued taxes	46,721	36,561
Accrued compensation	56,774	147,061
Short-term operating lease liabilities	26,180	27,529
Current liabilities of discontinued operations	20,242	671,575
Other current liabilities	41,322	44,980
Total current liabilities	440,311	1,089,694

Non-current liabilities of discontinued operations	—	2,310,660

Deferred liabilities and credits
Deferred income tax liability, net	743,633	980,769
Long-term operating lease liabilities	549,617	540,904
Other deferred liabilities and credits	574,025	460,676

Long-term debt, net	823,364	2,415,686

Commitments and contingencies

Noncontrolling interests with redemption features	—	15,831

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 133,236 shares (7,541 Series A Common and 125,695 Common Shares) and 133,229 shares (7,534 Series A Common and 125,695 Common Shares), respectively
Outstanding 113,783 shares (7,541 Series A Common and 106,242 Common Shares) and 114,345 shares (7,534 Series A Common and 106,811 Common Shares), respectively
Par Value ($0.01 per share)	1,332	1,332
Capital in excess of par value	2,483,654	2,574,042
Preferred Shares, 279,000 shares authorized, par value $0.01 per share, 44,400 shares outstanding (16,800 Series UU and 27,600 Series VV)	1,073,963	1,073,963
Treasury shares, at cost, 19,453 and 18,884 Common Shares, respectively	(473,072)	(425,342)
Accumulated other comprehensive income	21,506	18,238
Retained earnings	1,694,224	1,849,009
Total TDS shareholders’ equity	4,801,607	5,091,242

Noncontrolling interests	465,746	776,770

Total equity	5,267,353	5,868,012

Total liabilities and equity[1]	$8,398,303	$13,682,232
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of December 31, 2025 and 2024, include assets held by current consolidated variable interest entities (VIEs) of $35.5 million and $165.7 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of December 31, 2025 and 2024, include certain liabilities of current consolidated VIEs of $9.6 million and $21.6 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 16 — Variable Interest Entities for additional information.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
December 31, 2024	$1,332	$2,574,042	$1,073,963	$(425,342)	$18,238	$1,849,009	$5,091,242	$776,770	$5,868,012
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(6,236)	(6,236)	—	(6,236)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	25,637	25,637
Other comprehensive income	—	—	—	—	3,268	—	3,268	—	3,268
TDS Common and Series A Common share dividends ($0.16 per share)	—	—	—	—	—	(18,445)	(18,445)	—	(18,445)
Array dividends paid to noncontrolling public shareholders ($23.00 per share)	—	—	—	—	—	—	—	(358,579)	(358,579)
TDS Preferred share dividends ($1,656 per Series UU share and $1,500 per Series VV share)	—	—	—	—	—	(69,225)	(69,225)	—	(69,225)
Repurchase of Common Shares	—	—	—	(108,385)	—	—	(108,385)	—	(108,385)
Dividend reinvestment plan	—	307	—	253	—	—	560	—	560
Incentive and compensation plans	—	24,271	—	60,402	—	(60,879)	23,794	—	23,794
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(114,966)	—	—	—	—	(114,966)	43,850	(71,116)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21,932)	(21,932)
December 31, 2025	$1,332	$2,483,654	$1,073,963	$(473,072)	$21,506	$1,694,224	$4,801,607	$465,746	$5,267,353
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
December 31, 2023	$1,332	$2,557,139	$1,073,963	$(464,648)	$11,253	$2,022,959	$5,201,998	$793,767	$5,995,765
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(27,705)	(27,705)	—	(27,705)
Net income (loss) attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	(3,492)	(3,492)
Other comprehensive income	—	—	—	—	6,985	—	6,985	—	6,985
TDS Common and Series A Common share dividends ($0.31 per share)	—	—	—	—	—	(35,158)	(35,158)	—	(35,158)
TDS Preferred share dividends ($1,656 per Series UU share and $1,500 per Series VV share)	—	—	—	—	—	(69,225)	(69,225)	—	(69,225)
Dividend reinvestment plan	—	568	—	982	—	(360)	1,190	—	1,190
Incentive and compensation plans	—	16,697	—	38,324	—	(41,502)	13,519	—	13,519
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(362)	—	—	—	—	(362)	(9,904)	(10,266)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,601)	(3,601)
December 31, 2024	$1,332	$2,574,042	$1,073,963	$(425,342)	$18,238	$1,849,009	$5,091,242	$776,770	$5,868,012
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
December 31, 2022	$1,331	$2,550,770	$1,073,963	$(480,991)	$4,547	$2,699,401	$5,849,021	$753,997	$6,603,018
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(500,009)	(500,009)	—	(500,009)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	12,263	12,263
Other comprehensive income	—	—	—	—	6,706	—	6,706	—	6,706
TDS Common and Series A Common share dividends ($0.74 per share)	—	—	—	—	—	(83,432)	(83,432)	—	(83,432)
TDS Preferred share dividends ($1,656 per Series UU share and $1,500 per Series VV share)	—	—	—	—	—	(69,225)	(69,225)	—	(69,225)
Repurchase of Common Shares	—	—	—	(5,507)	—	—	(5,507)	—	(5,507)
Dividend reinvestment plan	1	1,186	—	3,218	—	(1,850)	2,555	—	2,555
Incentive and compensation plans	—	18,613	—	18,632	—	(21,926)	15,319	—	15,319
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(13,430)	—	—	—	—	(13,430)	30,818	17,388
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,311)	(3,311)
December 31, 2023	$1,332	$2,557,139	$1,073,963	$(464,648)	$11,253	$2,022,959	$5,201,998	$793,767	$5,995,765
The accompanying notes are an integral part of these consolidated financial statements.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies and Recent Accounting Pronouncements
Nature of Operations
Telephone and Data Systems, Inc. (TDS) is a diversified telecommunications company providing high-quality communications services. TDS provides broadband, video, voice and wireless services to 1.1 million connections at December 31, 2025 through its wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom). Array Digital Infrastructure, Inc. (Array), a 82.0%-owned subsidiary of TDS, leases tower space to tenants and provides ancillary services, holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of December 31, 2025, Array owns 4,450 towers in 19 states. Through July 31, 2025, Array provided wireless communication services; these operations and certain wireless spectrum licenses were disposed of on August 1, 2025. On August 1, 2025, United States Cellular Corporation changed its name to Array. Array is used throughout this report even when referring to historical periods. The Notes to Consolidated Financial Statements are presented for continuing operations, except for Note 2 — Discontinued Operations.
TDS has the following reportable segments: TDS Telecom and Array. TDS’ non-reportable other business activities are presented as “All Other”, which includes its wholly-owned subsidiary Suttle-Straus, Inc. (Suttle-Straus). TDS' wholly-owned hosted and managed services (HMS) subsidiary, which operated under the OneNeck IT Solutions brand, was sold to a third-party on September 3, 2024. See Note 7 — Acquisitions and Divestitures for additional information. HMS' and Suttle-Straus' financial results were not significant to TDS' operations. All of TDS’ segments operate entirely in the United States. See Note 20 — Business Segment Information for summary financial information on each business segment.
Principles of Consolidation
The accounting policies of TDS conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including Array and TDS Telecom. In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that requires consolidation into the TDS financial statements under GAAP. See Note 16 — Variable Interest Entities for additional information relating to TDS’ VIEs. Intercompany accounts and transactions have been eliminated.
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

December 31,	2025	2024
(Dollars in thousands)
Cash and cash equivalents	$765,952	$363,612
Restricted cash included in Other current assets	4,198	19,610
Cash, cash equivalents and restricted cash in the statement of cash flows	$770,150	$383,222

Index to Financial Statements and Supplementary Data
Accounts Receivable and Allowance for Credit Losses
TDS Telecom’s accounts receivable primarily consist of amounts owed by customers for services and products provided, by state and federal governments for grants and support funds, and by interexchange carriers for long-distance and data traffic, which TDS Telecom carries on its network.
Array's accounts receivable primarily consist of amounts owed by customers for space on towers, including site inspections, structural analyses and other fees.
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
Inventory
Inventory consisted primarily of wireless devices stated at the lower of cost, which approximated cost determined on a first-in first-out basis, or net realizable value. Net realizable value was determined by reference to the stand-alone selling price. Inventory balances are primarily included in discontinued operations. The inventory balance remaining in continuing operations is related to Suttle-Straus.
Cloud-Hosted Arrangements
TDS' cloud-hosted arrangements that are service contracts consist primarily of software used to perform administrative functions. Implementation costs related to TDS' cloud-hosted arrangements, which are recorded in Prepaid expenses and Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

December 31,	2025	2024
(Dollars in thousands)
Implementation costs, gross	$47,272	$36,573
Accumulated amortization	(6,707)	(4,700)
Implementation costs, net	$40,565	$31,873
These costs are amortized over the period of the service contract, which is generally ten to fifteen years, including renewal periods. Amortization of implementation costs was $2.0 million, $2.8 million and $1.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included in Selling, general and administrative expenses.
Licenses
Licenses consist of direct and incremental costs incurred in acquiring Federal Communications Commission (FCC) wireless spectrum licenses that generally provide Array with the exclusive right to utilize designated radio spectrum within specific geographic service areas to provide wireless service. Although wireless spectrum licenses are issued for a fixed period of time, generally ten years, or in some cases twelve or fifteen years, the FCC has granted license renewals routinely and at a nominal cost. The wireless spectrum licenses held by Array expire at various dates. Array believes that it is probable that its future wireless spectrum license renewal applications will be granted. Array applies a consistent treatment to its wireless spectrum licenses with FCC build-out requirements that have not yet been satisfied as Array believes it is reasonable to assume that such requirements will be met by the FCC imposed deadlines. However, Array's efforts to opportunistically monetize its remaining spectrum assets not subject to executed agreements may impact future build-out requirements and wireless spectrum license renewal applications. Array determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of the wireless spectrum licenses. Therefore, Array has determined that wireless spectrum licenses are indefinite-lived intangible assets.
Array performs its annual impairment assessment of wireless spectrum licenses as of November 1 of each year or more frequently if there are events or circumstances that cause Array to believe it is more likely than not that the carrying value of wireless spectrum licenses exceeds fair value. For purposes of its impairment test, Array had seven units of accounting in 2025 and twelve units of accounting in 2024.
Array performed a quantitative impairment assessment of certain wireless spectrum licenses in the third quarter of 2025 and a qualitative impairment assessment as of its annual testing date of November 1, 2025 to determine whether the wireless spectrum licenses were impaired. Based on the impairment assessment performed during the third quarter of 2025, an impairment of wireless spectrum licenses was recorded. There was no further quantitative assessment or impairment indicated in the fourth quarter of 2025.
Array performed a quantitative impairment assessment in the third quarter of 2024 and a qualitative impairment assessment as of its annual testing date of November 1, 2024 to determine whether the wireless spectrum licenses were impaired. Based on the impairment assessment performed during the third quarter of 2024, an impairment of wireless spectrum licenses was recorded. There was no further quantitative assessment or impairment indicated in the fourth quarter of 2024.
See Note 8 — Intangible Assets for additional details related to the wireless spectrum license impairments.

Index to Financial Statements and Supplementary Data
Other intangible assets
TDS Telecom has definite-lived franchise rights as a result of past acquisitions of cable businesses. Franchise rights are intangible assets that provide their holder with the right to operate a business in a certain geographical location as sanctioned by the franchiser, usually a government agency. Franchise rights are generally granted for ten years and may be renewed for additional terms upon approval by the granting authority. TDS anticipates that future renewals of its franchise rights will be granted. TDS reviews franchise rights for impairment whenever events or changes in circumstances indicate that the assets might be impaired. TDS re-evaluates the useful life used for amortization of franchise rights each year or whenever events or circumstances warrant to determine if changes in technology or other business changes may require a revision of its remaining useful life. During 2024, TDS changed its estimated useful life for franchise rights from 15 years to 12 years. Franchise rights are included in Other intangible assets in the Consolidated Balance Sheet.
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
Expenditures that enhance the productive capacity of assets in service or extend their useful lives are capitalized and depreciated. Expenditures for maintenance and repairs of assets in service are charged to Cost of operations or Selling, general and administrative expense, as applicable. Retirements and disposals of assets are recorded by removing the original cost of the asset (along with the related accumulated depreciation) from plant in service and recording it, together with proceeds, if any, and net removal costs (removal costs less an applicable accrued asset retirement obligation and salvage value realized), as a gain or loss, as appropriate. Certain TDS Telecom segment assets use the group depreciation method. Accordingly, when a group method asset is retired in the ordinary course of business, the original cost of the asset and accumulated depreciation in the same amount are removed, with no gain or loss recognized on the disposition.
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
Impairment of Long-Lived Assets
TDS reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. TDS Telecom and Array each have one asset group for purposes of assessing property, plant and equipment for impairment based on the integrated nature of their assets and operations, and in the case of TDS Telecom, its network.
Leases
A lease is generally present in a contract if the lessee controls the use of identified property, plant or equipment for a period of time in exchange for consideration. See Note 11 — Leases for additional details related to leases.

Index to Financial Statements and Supplementary Data
Debt Issuance Costs
Debt issuance costs include underwriters’ and legal fees and other charges related to issuing and renewing various borrowing instruments and other long-term agreements and are amortized over the respective term of each instrument. Debt issuance costs related to TDS’ and Array's revolving credit agreements are recorded in Other assets and deferred charges in the Consolidated Balance Sheet. All other debt issuance costs are presented as an offset to the related debt obligation in the Consolidated Balance Sheet.
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
Revenue Recognition
Service revenues are recognized as the related service is provided. Site rental revenue is recognized on a straight-line basis over the term of the contract. Revenues from sales of equipment and products are recognized when control has transferred to the customer. See Note 3 — Revenue Recognition for additional information on TDS' policies related to revenues.
Advertising Costs
TDS expenses advertising costs as incurred. Advertising costs totaled $24.8 million, $25.2 million and $27.3 million in 2025, 2024 and 2023, respectively.
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

Index to Financial Statements and Supplementary Data
In September 2025, the FASB issued ASU 2025-06 Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 provides targeted improvements to the accounting for software costs to increase the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective on a prospective or retrospective basis for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. TDS will follow ASU 2025-06 to account for its internal-use software after the effective date. However, this ASU is not expected to have a material impact on TDS' financial statements.
In December 2025, the FASB issued ASU 2025-10 Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities. ASU 2025-10 provides specific authoritative guidance for recognition, measurement, and presentation of government grants. ASU 2025-10 is effective on a prospective or retrospective basis for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. TDS will follow ASU 2025-10 to account for its government grants after the effective date. However, this ASU is not expected to have a material impact on TDS’ financial statements or disclosures.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270) – Narrow-Scope Improvements. ASU 2025-11 provides additional guidance on disclosures that should be provided for interim reporting periods. ASU 2025-11 is effective on a prospective or retrospective basis for interim reporting periods within annual reporting periods beginning after December 15, 2027. TDS will follow ASU 2025-11 for its interim reports after the effective date. However, this ASU is not expected to have a material impact on TDS' financial statement disclosures.
Revision of Prior Period Interim Financial Statements (Unaudited)
During the fourth quarter of 2025, TDS management identified an error in the previously reported interim Consolidated Balance Sheet and Consolidated Statements of Changes in Equity as of and for the three and nine months ended September 30, 2025. The Array dividends paid to noncontrolling public shareholders ($23.00 per share) were previously presented as a reduction to retained earnings (and total TDS shareholders' equity) of $358.6 million when they should have been presented as a reduction of $358.6 million to the noncontrolling interests' equity balance. As a result, the previously reported September 30, 2025 amount of retained earnings was understated by $358.6 million and the noncontrolling interests' equity balance was overstated by the same amount. Total equity was not impacted by the error and there were no impacts to TDS' Consolidated Statement of Operations for the three and nine months ended September 30, 2025 or the Consolidated Statement of Cash Flows for the nine months ended September 30, 2025. TDS management evaluated the materiality of this error and concluded the error was not material to the previously issued financial statements. TDS will revise the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 to correct the error when it is presented as a comparative period to the third quarter 2026 interim financial statements.
Note 2 Discontinued Operations
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
Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. The cash portion of the purchase price was also reduced by unearned contingent consideration of $89.3 million as well as other purchase price adjustments outlined in the Securities Purchase Agreement. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. As of December 31, 2025, Array recorded an estimated purchase price true-up due to T-Mobile of $20.2 million, which is classified as Current liabilities of discontinued operations in the Consolidated Balance Sheet. TDS incurred a cash income tax liability on the T-Mobile transaction of approximately $110.0 million. Certain licenses included in the T-Mobile transaction did not transfer to T-Mobile at the time of close and are subject to FCC approval. At closing, a $16.7 million deferral of the purchase price was recorded related to these spectrum licenses, which is classified as Other deferred liabilities and credits in the Consolidated Balance Sheet. The closing of the transaction triggered the recognition of certain cash and non-cash obligations. Such obligations include contingent advisory fees, employee compensation and severance, employee stock award costs, debt extinguishment, income tax expense, administrative costs and restructuring expenses. Array also may incur significant decommissioning costs for certain equipment and recorded a liability of $65.8 million as of December 31, 2025, which is classified as Other deferred liabilities and credits in the Consolidated Balance Sheet. As of July 31, 2025, the carrying value of the net assets sold to T-Mobile was $2,362.6 million. TDS recognized a loss on the transaction of $276.5 million in 2025.
Under the provisions of certain debt agreements, which did not transfer in the sale, Array was required to repay the outstanding borrowings with proceeds from the sale. Given that the repayment of debt is contractually triggered by the sale and the debt exchange is directly related to the T-Mobile transaction, the related interest expense is presented within discontinued operations. See Note 13 — Debt for additional information related to the repayment of debt.

Index to Financial Statements and Supplementary Data
The debt exchange offering closed on August 5, 2025 and resulted in the exchange of $1,680.1 million of long-term debt comprised of the following Array notes: $488.9 million of 6.7% Senior Notes, $394.2 million of 6.25% Senior Notes, $401.5 million of 5.5% March 2070 Senior Notes and $395.5 million of 5.5% June 2070 Senior Notes. As a result, on August 5, 2025, after the debt exchange, Array retained $363.9 million of senior notes, consisting of $55.1 million of 6.7% Senior Notes, $105.8 million of 6.25% Senior Notes, $98.5 million of 5.5% March 2070 Senior Notes, and $104.5 million of 5.5% June 2070 Senior Notes. The write-off of the unamortized discount and debt issuance costs related to the exchanged debt of $47.7 million was recorded to (Gain) loss on sale of business and other exit costs, net within discontinued operations in 2025.
The transaction was structured as an asset sale for income tax purposes. As a result, no current or deferred tax assets or liabilities were transferred to T-Mobile.
On August 1, 2025, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements became effective, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one-year for the sole purpose of providing continued, uninterrupted service to customers. The portion of the purchase price allocated to the use of this spectrum was $149.3 million based on an estimate for fair market value and will be recognized to Short-term imputed spectrum lease income in the continuing operations Consolidated Statement of Operations over the one-year term. As of December 31, 2025, the remaining balance of the deferred purchase price is $84.1 million and is classified as Customer deposits and deferred revenues in the Consolidated Balance Sheet.
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
Following the close of the transaction, TDS entered into a transition services agreement (TSA) with T-Mobile to provide ongoing services and support. TDS recognized $7.2 million of income related to the TSA in Other, net in the Consolidated Statement of Operations in 2025.
The following is a description of principal activities from which the discontinued operations generated its revenues.

Services and products	Nature, timing of satisfaction of performance obligations, and significant payment terms

Wireless services	Wireless service included voice, messaging and data services. Revenue was recognized in Service revenues as wireless service was provided to the customer. Wireless services generally were billed and paid in advance on a monthly basis.

Wireless devices and accessories	Array offered a comprehensive range of wireless devices such as handsets, tablets, mobile hotspots and routers for purchase by its customers, as well as accessories. Array also sold wireless devices to agents and other third-party distributors for resale. Array frequently discounted wireless devices sold to new and current customers. Array also offered customers the option to purchase certain devices and accessories under installment contracts whereby they paid over a specified time period. For certain equipment installment plans, after a specified period of time, the customer may have had the right to upgrade to a new device. Such upgrades required the customer to enter into an equipment installment contract for the new device, and transfer the existing device to Array. Array recognized revenue in Equipment sales revenues when control of the device or accessory was transferred to the customer, agent or third-party distributor, which was generally upon delivery.

Wireless roaming	Array received roaming revenues when other wireless carriers’ customers used Array's wireless systems. Array recognized revenue in Service revenues when the roaming service was provided.

Wireless Eligible Telecommunications Carrier (ETC) Revenues	Telecommunications companies may have been designated by states, or in some cases by the FCC, as an ETC to receive support payments from the Universal Service Fund if they provided specified services in “high cost” areas. ETC revenues recognized in the reporting period represented the amounts which Array was entitled to receive for such period, as determined and approved in connection with Array’s designation as an ETC in various states.

Activation fees	Array charged its end customers activation fees in connection with the sale of certain services and equipment. Activation fees were deferred and recognized over the period benefited.
Array sold bundled service and equipment offerings. In these instances, Array recognized its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof. Array estimated the standalone selling price of the device or accessory to be its retail price excluding discounts. Array estimated the standalone selling price of service to be the price offered to customers on month-to-month contracts.

Index to Financial Statements and Supplementary Data
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

December 31, 2024
(Dollars in thousands)
Assets
Accounts receivable, net	$942,177
Inventory, net	178,700
Prepaid expenses	39,147
Other current assets	3,008
Total current assets of discontinued operations	1,163,032

Licenses	1,298,212
Property, plant and equipment, net	2,117,517
Operating lease right-of-use assets	461,213
Other assets and deferred charges	622,619
Total non-current assets of discontinued operations	4,499,561

Total assets of discontinued operations	$5,662,593

Liabilities
Current portion of long-term debt	$224
Accounts payable	204,861
Customer deposits and deferred revenues	236,053
Accrued taxes	2,836
Accrued compensation	3,032
Short-term operating lease liabilities	125,137
Other current liabilities	99,432
Total current liabilities of discontinued operations	671,575

Long-term operating lease liabilities	326,406
Other deferred liabilities and credits	348,545
Long-term debt, net	1,635,709
Total non-current liabilities of discontinued operations	2,310,660

Total liabilities of discontinued operations	$2,982,235

Index to Financial Statements and Supplementary Data
Net income (loss) from discontinued operations in the Consolidated Statement of Operations consists of the following:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Operating revenues
Service	$1,659,802	$2,883,963	$2,943,166
Equipment sales	401,106	782,822	862,169
Total operating revenues	2,060,908	3,666,785	3,805,335

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	367,994	646,915	667,913
Cost of equipment sold	463,184	897,338	977,578
Selling, general and administrative	696,945	1,234,238	1,264,568
Depreciation, amortization and accretion	351,275	616,428	605,380
(Gain) loss on asset disposals, net	5,314	17,108	21,752
(Gain) loss on sale of business and other exit costs, net	276,506	—	44
Total operating expenses	2,161,218	3,412,027	3,537,235

Operating income (loss)	(100,310)	254,758	268,100

Other income (expense)
Interest expense	(91,714)	(170,980)	(181,572)
Other, net	(2,216)	(130)	(117)
Total other expense	(93,930)	(171,110)	(181,689)

Income (loss) before income taxes	(194,240)	83,648	86,411
Income tax expense (benefit)	(63,336)	28,808	26,016
Net income (loss) from discontinued operations	$(130,904)	$54,840	$60,395

Index to Financial Statements and Supplementary Data
Note 3 Revenue Recognition
Nature of goods and services
The following is a description of principal activities from which TDS generates its revenues.

Services and products	Nature, timing of satisfaction of performance obligations, and significant payment terms

Wireline and cable services	Wireline and cable services include broadband, video, voice and wireless services. Revenue is recognized in Service revenues as service is provided to the customer. Wireline and cable services are generally billed and paid in advance on a monthly basis.

Wholesale revenues	Wholesale revenues include network access services primarily to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom’s network, special access services and state and federal support payments, including E-ACAM. Wholesale revenues are recorded as the related service is provided.

Installation fees	TDS Telecom charges its end customers installation fees in connection with the sale of certain services. Installation fees are deferred and recognized over the period benefited.

Tower rents	Array receives tower rental revenues when a customer leases space on an Array-owned tower. Array recognizes Site rental revenue on a straight-line basis over the term of the contract. Site rental revenues are generally billed and paid in advance on a monthly basis.

Other services	Array recognizes revenue for tower site inspections, structural analyses and other fees when billed to the customer.

IT hardware sales[1]	TDS recognized equipment revenue when it no longer had any requirements to perform, when title had passed and when the products were accepted by the customer.

Hosted and managed services[1]	HMS Service revenues consisted of cloud and hosting solutions, managed services, Enterprise Resource Planning (ERP) application management, colocation services, and IT hardware and related maintenance and professional services. Revenues related to these services were recognized as services are provided.
1The HMS operations were sold to a third-party on September 3, 2024. See Note 7 — Acquisitions and Divestitures for additional information.

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
TDS has made judgments regarding transaction price, including but not limited to issues relating to variable consideration and non-cash consideration. When determined to be significant in the context of the contract, these items are considered in the valuation of transaction price at contract inception or modification, as appropriate.
Multiple Performance Obligations
TDS Telecom sells bundled service and equipment offerings. In these instances, TDS recognizes its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof. TDS estimates the standalone selling price of service to be the price offered to customers on month-to-month contracts.
Incentives
Discounts and incentives to end customers that are deemed cash are recognized as a reduction of Operating revenues concurrently with the associated revenue.
Amounts Collected from Customers and Remitted to Governmental Authorities
TDS records amounts collected from customers and remitted to governmental authorities on a net basis within a liability account if the amount is assessed upon the customer and TDS merely acts as an agent in collecting the amount on behalf of the imposing governmental authority. If the amount is assessed upon TDS, then amounts collected from customers are recorded in Service revenues and amounts remitted to governmental authorities are recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations. The amounts recorded gross in revenues that are billed to customers and remitted to governmental authorities totaled $24.6 million, $25.7 million and $25.6 million for 2025, 2024 and 2023, respectively.

Index to Financial Statements and Supplementary Data
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Year Ended December 31, 2025	TDS Telecom	Array	All Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$729,978	$—	$—	$729,978
Commercial	137,258	—	—	137,258
Wholesale	167,457	—	—	167,457
Other service	—	8,307	(1,842)	6,465
Service revenues from contracts with customers	1,034,693	8,307	(1,842)	1,041,158
Equipment and product sales	623	—	29,122	29,745
Total revenues from contracts with customers[1]	$1,035,316	$8,307	$27,280	$1,070,903

Year Ended December 31, 2024	TDS Telecom	Array	All Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$739,952	$—	$—	$739,952
Commercial	147,564	—	—	147,564
Wholesale	169,352	—	—	169,352
Other service	—	323	48,914	49,237
Service revenues from contracts with customers	1,056,868	323	48,914	1,106,105
Equipment and product sales	821	—	69,723	70,544
Total revenues from contracts with customers[1]	$1,057,689	$323	$118,637	$1,176,649

Year Ended December 31, 2023	TDS Telecom	Array	All Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$699,747	$—	$—	$699,747
Commercial	155,372	—	—	155,372
Wholesale	168,810	—	—	168,810
Other service	—	87	74,563	74,650
Service revenues from contracts with customers	1,023,929	87	74,563	1,098,579
Equipment and product sales	847	—	128,700	129,547
Total revenues from contracts with customers[1]	$1,024,776	$87	$203,263	$1,228,126
Numbers may not foot due to rounding.
1Revenue line items in this table will not agree to amounts presented in the Consolidated Statement of Operations as the amounts in this table only include revenue resulting from contracts with customers. This table does not include lease income. See Note 11 — Leases for additional information.
Contract Balances
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

December 31,	2025	2024
(Dollars in thousands)
Contract assets	$3,508	$4,139
Contract liabilities	$39,936	$48,826

Revenue recognized related to contract liabilities existing at January 1, 2025 was $46.6 million for the year ended December 31, 2025.
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
In addition, as of December 31, 2025, TDS Telecom expects to recognize approximately $74.5 million of revenue in the future related to performance obligations associated with existing circuit contracts that are partially or wholly unsatisfied. As of December 31, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2026, 2027, and thereafter was $33.2 million, $22.4 million, and $18.9 million, respectively.
Contract Cost Assets
TDS Telecom expects that commission fees paid as a result of obtaining contracts are recoverable, and therefore TDS defers and amortizes these costs. As a practical expedient, costs with an amortization period of one year or less are expensed as incurred. TDS also incurs fulfillment costs, such as installation costs, where there is an expectation that a future benefit will be realized. Deferred commission fees and fulfillment costs are amortized based on the timing of transfer of the goods or services to which the assets relate, typically the contract term. Contract cost asset balances, which are recorded in Other assets and deferred charges in the Consolidated Balance Sheet, were as follows:

December 31,	2025	2024
(Dollars in thousands)
Costs to obtain contracts
Sales commissions	$14,770	$13,359
Fulfillment costs
Installation costs	1,872	1,975
Total contract cost assets	$16,642	$15,334
Amortization of contract cost assets was $10.2 million, $10.4 million and $10.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included in Selling, general and administrative expenses and Cost of operations expenses.
Note 4 Fair Value Measurements
As of December 31, 2025 and 2024, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
The provisions of GAAP establish a fair value hierarchy that contains three levels for inputs used in fair value measurements. Level 1 inputs include quoted market prices for identical assets or liabilities in active markets. Level 2 inputs include quoted market prices for similar assets and liabilities in active markets or quoted market prices for identical assets and liabilities in inactive markets. Level 3 inputs are unobservable. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. A financial instrument’s level within the fair value hierarchy is not representative of its expected performance or its overall risk profile and therefore, Level 3 assets are not necessarily higher risk than Level 2 assets or Level 1 assets.

Index to Financial Statements and Supplementary Data
TDS has applied the provisions of fair value accounting for purposes of computing the fair value of financial instruments for disclosure purposes as displayed below.

	Level within the Fair Value Hierarchy	December 31, 2025		December 31, 2024
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Long-term debt	2	$834,726	$757,485	$2,445,780	$2,420,367
Long-term debt excludes lease obligations, the current portion of Long-term debt and debt financing costs. The fair value of Long-term debt was estimated using various methods, including quoted market prices and discounted cash flow analyses.
The fair values of Cash and cash equivalents and restricted cash approximate their book values due to the short-term nature of these financial instruments.
Note 5 Income Taxes
TDS’ current income taxes balances at December 31, 2025 and 2024, were as follows:

December 31,	2025	2024
(Dollars in thousands)
Federal income taxes payable	$(22,863)	$(581)
Net state income taxes receivable	1,292	2,487
Income tax expense (benefit) from continuing operations is summarized as follows:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Current
Federal	$(17)	$(17)	$(1,631)
State	4,023	(1,073)	1,108
Deferred
Federal	5,348	(17,940)	(31,085)
Federal - valuation allowance adjustment	(46,308)	—	—
State	19,491	(3,037)	15,809
State - valuation allowance adjustment	(44,721)	—	—
Total income tax expense (benefit)	$(62,184)	$(22,067)	$(15,799)
TDS' cash tax payments (refunds) made to (received from) significant jurisdictions are as follows:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Federal	$87,272	$1,640	$(53,770)
Maine	—	(464)	—
Oregon	—	1,680	—
Texas	—	243	—
Virginia	—	638	—
Other	4,358	528	3,311
Total income taxes paid (refunded)	$91,630	$4,265	$(50,459)

Index to Financial Statements and Supplementary Data
A reconciliation of TDS’ income tax expense from continuing operations computed at the statutory rate to the reported income tax expense from continuing operations, and the statutory federal income tax rate to TDS’ effective income tax rate is as follows:

Year Ended December 31,	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in thousands)
Statutory federal income tax expense and rate	$18,682	21.0%	$(21,712)	21.0%	$(118,331)	21.0%
State income taxes, net of federal benefit[1]	(19,446)	(21.9)	(811)	0.8	13,501	(2.4)
Change in unrecognized tax benefits	2,633	3.0	(2,748)	2.7	(1,787)	0.3
Change in federal valuation allowance[2]	(55,699)	(62.6)	20,365	(19.7)	8,350	(1.5)
Goodwill impairment[3]	—	—	—	—	83,032	(14.7)
Sale of businesses	—	—	(14,610)	14.1	—	—
Compensation adjustments	(1,239)	(1.4)	1,200	(1.2)	3,123	(0.6)
Tax credits	(1,687)	(1.9)	(2,252)	2.2	(2,875)	0.5
Dividends-received deduction	(6,678)	(7.5)	(2,033)	2.0	(1,208)	0.2
Other differences, net	1,250	1.4	534	(0.6)	396	—
Total income tax expense (benefit) and rate	$(62,184)	(69.9)%	$(22,067)	21.3%	$(15,799)	2.8%
1State income taxes, net of federal benefit, includes adjustments to state valuation allowances. State taxes in 2025 include discrete tax benefits of $39.1 million related to expected realization of state tax attributes by the T-Mobile transaction as well as the sale of certain wireless spectrum licenses classified as held-for sale, partially offset by $14.0 million of discrete expense related to state apportionment changes following the disposal of the wireless business. State taxes in 2023 include discrete tax expense related to valuation allowance adjustments that did not recur in 2024 or 2025.
The state that makes up the majority of state income tax benefit in 2025 is Wisconsin, which is partially offset by California and Oregon state tax expense. The states that make up the majority of state income taxes in 2024 include Wisconsin, Oregon, and California. The state taxes that make up the majority of state income taxes in 2023 include Wisconsin and Idaho.
2Change in federal valuation allowance in 2025 is due primarily to deferred tax assets that are now likely to be realized by the taxable income generated by the T-Mobile transaction, as well as the pending sale of certain wireless spectrum licenses classified as held for sale. The change in federal valuation allowance in 2024 and 2023 was due primarily to annual interest expense from partnership investments that carryforward but were not deemed likely to be realized.
3Goodwill impairment reflects the federal tax effect of the portion of the goodwill impaired during 2023 that is not amortizable for income tax purposes. See Note 8 — Intangible Assets for additional information related to the goodwill impairment.

Index to Financial Statements and Supplementary Data
Significant components of TDS’ deferred income tax assets and liabilities at December 31, 2025 and 2024, were as follows:

December 31,	2025	2024
(Dollars in thousands)
Deferred tax assets
Net operating loss (NOL) carryforwards	$217,840	$267,550
Lease liabilities	146,540	253,038
Contract liabilities	1,086	59,656
Interest expense carryforwards	18,767	176,418
Asset retirement obligation	103,550	136,442
Other	89,387	108,611
Total deferred tax assets	577,170	1,001,715
Less valuation allowance	(186,917)	(265,711)
Net deferred tax assets	390,253	736,004
Deferred tax liabilities
Property, plant and equipment	525,980	816,903
Licenses/intangibles	373,404	422,902
Partnership investments	73,833	191,373
Lease assets	132,035	238,487
Other	22,542	46,964
Total deferred tax liabilities	1,127,794	1,716,629
Net deferred income tax liability	$737,541	$980,625

Presented in the Consolidated Balance Sheet as:
Deferred income tax liability, net	$743,633	$980,769
Other assets and deferred charges	(6,092)	(144)
Net deferred income tax liability	$737,541	$980,625
At December 31, 2025, TDS and certain subsidiaries had $24.2 million of federal NOL carryforwards (generating a $5.1 million deferred tax asset) available to offset future taxable income, subject to certain limitations. The federal NOL carryforwards generally expire between 2026 and 2037, with the exception of federal NOLs generated after 2017, which do not expire. TDS and certain subsidiaries had $4,404.7 million of state NOL carryforwards (generating a $212.8 million deferred tax asset) available to offset future taxable income. The state NOL carryforwards generally expire between 2026 and 2045. A valuation allowance was established for certain federal and state NOL carryforwards since it is more likely than not that a portion of such carryforwards will expire before they can be utilized.
At December 31, 2025, TDS and certain subsidiaries had $5.0 million of federal interest expense carryforwards (generating a $1.1 million deferred tax asset) available to offset future taxable income. The federal interest expense carryforwards do not expire. TDS and certain subsidiaries had $487.2 million of state interest expense carryforwards (generating a $17.7 million deferred tax asset) available to offset future taxable income. The state interest expense carryforwards generally do not expire. A valuation allowance was established for certain federal and state interest expense carryforwards since it is more likely than not that a portion of such carryforwards will not be utilized.
A summary of TDS' deferred tax asset valuation allowance is as follows:

	2025	2024	2023
(Dollars in thousands)
Balance at beginning of year	$265,711	$216,240	$177,154
Charged (credited) to Income tax expense - continuing operations	(91,029)	26,183	10,521
Charged to Income tax expense - discontinued operations	12,235	26,369	28,565
Charged to (Gain) loss on sale of business and other exit costs, net	—	(3,081)	—
Balance at end of year	$186,917	$265,711	$216,240

Index to Financial Statements and Supplementary Data
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
(Dollars in thousands)
Unrecognized tax benefits balance at beginning of year	$32,711	$39,613	$38,209
Additions for tax positions of current year	12,293	6,941	9,654
Additions for tax positions of prior years	786	—	—
Reductions for tax positions of prior years	(2,384)	(6,418)	(2,463)
Reductions for settlements of tax positions	(139)	(277)	—
Reductions for lapses in statutes of limitations	(4,151)	(7,148)	(5,787)
Unrecognized tax benefits balance at end of year	$39,116	$32,711	$39,613
Unrecognized tax benefits are included in Other deferred liabilities and credits in the Consolidated Balance Sheet. If these benefits were recognized at each respective year end period, they would have reduced income tax expense by $30.9 million, $25.8 million and $31.3 million in 2025, 2024 and 2023, respectively, net of the federal benefit from state income taxes.
TDS recognizes accrued interest and penalties related to unrecognized tax benefits in Income tax expense (benefit). The amounts charged to income tax expense related to interest and penalties were immaterial in 2025, 2024 and 2023. Net accrued liabilities for interest and penalties were $12.9 million, $12.9 million and $13.5 million at December 31, 2025, 2024 and 2023, respectively and are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
TDS and its subsidiaries file federal and state income tax returns. With limited exceptions, TDS is no longer subject to federal and state income tax audits for the years prior to 2022.

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
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

Year Ended December 31,	2025	2024	2023
(Dollars and shares in thousands, except per share amounts)
Net income (loss) from continuing operations attributable to TDS common shareholders	$48,179	$(141,396)	$(619,634)
Net income (loss) from discontinued operations attributable to TDS common shareholders	(123,640)	44,466	50,400
Net income (loss) attributable to TDS common shareholders used in basic earnings (loss) per share	$(75,461)	$(96,930)	$(569,234)
Adjustments to compute diluted earnings (loss):
Noncontrolling interest adjustment	(2,193)	—	(104)
Net income (loss) attributable to TDS common shareholders used in diluted earnings (loss) per share	$(77,654)	$(96,930)	$(569,338)

Weighted average number of shares used in basic and diluted earnings (loss) per share:
Common Shares	107,642	106,180	105,290
Series A Common Shares	7,537	7,534	7,460
Total	115,179	113,714	112,750

Effects of dilutive securities	3,384	—	—
Weighted average number of shares used in basic and diluted earnings (loss) per share	118,563	113,714	112,750

Basic earnings (loss) per share from continuing operations attributable to TDS common shareholders	$0.42	$(1.24)	$(5.50)
Basic earnings (loss) per share from discontinued operations attributable to TDS common shareholders	(1.08)	0.39	0.45
Basic earnings (loss) per share attributable to TDS common shareholders	$(0.66)	$(0.85)	$(5.05)

Diluted earnings (loss) per share from continuing operations attributable to TDS common shareholders	$0.39	$(1.24)	$(5.50)
Diluted earnings (loss) per share from discontinued operations attributable to TDS common shareholders	(1.04)	0.39	0.45
Diluted earnings (loss) per share attributable to TDS common shareholders	$(0.65)	$(0.85)	$(5.05)
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 0.1 million, 5.7 million and 5.5 million for 2025, 2024 and 2023, respectively.

Index to Financial Statements and Supplementary Data
Note 7 Acquisitions and Divestitures
Array
In addition to the divestiture of Array's wireless operations, as disclosed in Note 2 — Discontinued Operations, other acquisition and divestiture transactions are disclosed below.
On October 17, 2024, Array entered into a License Purchase Agreement (Verizon License Purchase Agreement) with Verizon Communications Inc. (Verizon) to sell certain AWS, Cellular and PCS wireless spectrum licenses and agreed to grant Verizon certain rights to lease such licenses prior to the transaction close for total proceeds of $1,000.0 million. As of December 31, 2025, the book value of the wireless spectrum licenses to be sold was $588.8 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in the second or third quarter of 2026, subject to regulatory approval and other customary closing conditions, and the termination of the T-Mobile Short-Term Spectrum Manager Lease Agreement.
On November 6, 2024, Array entered into a License Purchase Agreement (AT&T License Purchase Agreement) with New Cingular Wireless PCS, LLC (AT&T), a subsidiary of AT&T Inc. to sell certain 3.45 GHz and 700 MHz wireless spectrum licenses and agreed to grant AT&T certain rights to lease and sub-lease such licenses prior to the transaction close for total proceeds of $1,018.0 million, subject to certain purchase price adjustments. As of December 31, 2025, the book value of the wireless spectrum licenses to be sold was $861.0 million and is classified as held for sale in the Consolidated Balance Sheet. See Note 22 — Subsequent Events for additional information.
On August 29, 2025, Array entered into a License Purchase Agreement (T-Mobile License Purchase Agreement) with T-Mobile to sell certain 700 MHz wireless spectrum licenses and agreed to grant T-Mobile certain rights to lease such licenses prior to the transaction close for total proceeds of $85.0 million. As of December 31, 2025, the book value of the wireless spectrum licenses to be sold was $64.3 million of which $53.1 million was submitted for regulatory approval and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in 2026, subject to regulatory approval and other customary closing conditions.
As part of the T-Mobile transaction to sell the wireless operations, Array entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and Array has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106.0 million. The call option notice period started on May 24, 2024, and the put exercise period started on August 1, 2025. Both periods end on July 31, 2026. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. Array accounts for this instrument as a net written call option and records such option at fair value each reporting period unless/until such option is exercised or terminated. As of December 31, 2025, Array wrote off the entire fair value of the net written call option. The change in fair value is recorded to (Gain) loss on license sales and exchanges, net in the Consolidated Statement of Operations. In September 2025, T-Mobile exercised $86.4 million of the call option. As of December 31, 2025, the book value of the spectrum licenses subject to the call notice was $86.5 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in 2026, subject to regulatory approval and other customary closing conditions.
The strategic alternatives review process is ongoing as Array works toward closing the Verizon and T-Mobile spectrum transactions signed during 2024 and 2025, and seeks to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements. In addition to the transactions at Array, TDS continues to explore opportunities to transform its business operations given the change in scale of the overall TDS organization following the divestiture of the wireless operations. These processes are collectively referred to as the strategic alternatives review throughout this report.
TDS incurred expenses related to the announced transactions and strategic alternatives review of $9.1 million, $33.3 million and $13.0 million in 2025, 2024 and 2023, respectively, which are included in Selling, general and administrative and cost of service expenses for continuing operations.
On August 1, 2025, noncontrolling entities managed by Array that are not consolidated into the Array financial statements but are accounted for as equity method investments sold their wireless operations to T-Mobile in separate transactions, coterminous with the sale of Array's consolidated wireless operations sold to T-Mobile on the same date. Array realized income in 2025 in the amount of $33.4 million related to its proportional share of the corresponding gain on sale. This income is recorded as a component of Equity in earnings of unconsolidated entities in the Consolidated Statement of Operations. In addition, Array received a distribution of $42.5 million from these transactions in August 2025, and such distribution is recorded as Distributions from unconsolidated entities in the Consolidated Statement of Cash Flows.
On July 14, 2025, Array completed the acquisition of the remaining interest of King Street Wireless, LLC and Sunshine Spectrum, LLC for a total purchase price of $16.7 million, of which $9.4 million was paid in prior periods and $7.3 million was paid at time of closing. The acquisitions result in the expected realization of certain deferred tax assets, and therefore Array recorded a reduction to valuation allowance on deferred tax assets and associated discrete income tax benefit of $47.6 million in 2025.
TDS Telecom
On May 31, 2024, TDS Telecom entered into an agreement with a third-party to sell certain incumbent markets in Virginia for a purchase price of $30.6 million. The transaction closed on November 1, 2024, and TDS Telecom recognized a book gain of $22.1 million in (Gain) loss on sale of business and other exit costs, net in the 2024 Consolidated Statement of Operations.

Index to Financial Statements and Supplementary Data
On August 19, 2024, TDS Telecom entered into agreements with third-parties to sell certain assets and liabilities of its cable operations in Texas for a purchase price of $27.2 million, which included the value of non-cash consideration related to the sale and leaseback of fiber. The transactions closed on November 15, 2024, and TDS Telecom recognized a book gain of $27.0 million in (Gain) loss on sale of business and other exit costs, net in the 2024 Consolidated Statement of Operations.
In February 2025, TDS Telecom entered into agreements with third-parties to sell incumbent markets in Colorado for a purchase price of $18.5 million. The transactions closed on June 2, 2025, and TDS Telecom recognized a book gain of $6.8 million in (Gain) loss on sale of business and other exit costs, net in the 2025 Consolidated Statement of Operations.
In July 2025, TDS Telecom entered into an agreement with a third-party to sell incumbent markets in Oklahoma for a purchase price of $43.4 million. The transaction closed on December 31, 2025, and TDS Telecom recognized a book gain of $18.1 million in (Gain) loss on sale of business and other exit costs, net in the 2025 Consolidated Statement of Operations.
Other
On September 3, 2024, TDS sold its HMS operations, which operated through wholly-owned subsidiaries OneNeck IT Solutions LLC and OneNeck Data Center Holdings LLC, to a third-party for a purchase price, subject to adjustment as specified in the agreement, of $110.0 million, including contingent proceeds. TDS received total proceeds of $99.5 million, including contingent proceeds. TDS recognized a book gain of $19.2 million in (Gain) loss on sale of business and other exit costs, net in the 2024 Consolidated Statement of Operations.
Note 8 Intangible Assets
Licenses
Prior to 2009, TDS accounted for Array’s share repurchases as step acquisitions, allocating a portion of the share repurchase value to TDS’ Licenses. Consequently, Array's Licenses on a stand-alone basis do not equal the TDS consolidated Licenses related to Array. Activity related to TDS' Licenses is presented below.

	Array	TDS Telecom	Total
(Dollars in thousands)
Balance at December 31, 2024	3,285,648	4,000	3,289,648
Impairment	(47,679)	(900)	(48,579)
Transferred to Assets held for sale[1]	(1,595,731)	(2,400)	(1,598,131)
Divestitures	(4,062)	—	(4,062)
Capitalized interest	4,096	—	4,096
Balance at December 31, 2025	$1,642,272	$700	$1,642,972
1See Note 7 — Acquisitions and Divestitures for additional information.
Wireless Spectrum License Impairment – Array
Wireless spectrum licenses are considered to be indefinite-lived assets, and therefore are not amortized but are tested for impairment annually or more frequently if there are events or circumstances that cause Array to believe that their carrying values exceed their fair values. Wireless spectrum licenses are tested for impairment at the level of reporting referred to as a unit of accounting.
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
A market approach was used for purposes of the quantitative impairment assessment to value the wireless spectrum licenses for the high-band unit of accounting tested, selecting a point within a range of values established largely through industry benchmarks, FCC auction data, and precedent transactions. The fair value of the wireless spectrum licenses was less than the respective carrying value, and a $47.7 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2025. The impairment loss was related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $113.4 million after the impairment loss. The impairment loss is driven by lower fair value attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
For purposes of its annual impairment test as of November 1, 2025, Array performed a qualitative test for all seven of its units of accounting. The test considered several factors, including the results of the quantitative impairment assessment performed in the third quarter of 2025 as well as purchase prices of executed agreements to sell certain wireless spectrum licenses and other market factors. Based on these assessments, Array concluded that it was more likely than not that the fair value of each unit of accounting exceeded its respective carrying value. Therefore, no quantitative impairment evaluation was completed.

Index to Financial Statements and Supplementary Data
During the third quarter of 2024, Array concluded that there were events and circumstances that caused Array to believe the carrying values of five units of accounting may exceed their respective fair values (i.e., triggering event), and accordingly a quantitative impairment assessment was performed for those units. There was no triggering event for the other units of accounting.
Based on a market approach valuation, the fair value of the wireless spectrum licenses exceeded their respective carrying values by amounts ranging from 9% to 80% for three of the units of accounting. For two of the units of accounting, the fair value of the wireless spectrum licenses was less than the respective carrying value, and a $136.2 million impairment was recorded to Loss on impairment of licenses for continuing operations in the Consolidated Statement of Operations during the third quarter of 2024. The impairment loss was substantially all related to the retained high-band spectrum unit of accounting which includes the 28 GHz, 37 GHz and 39 GHz frequency bands, the carrying value of which was $161.1 million after the impairment loss. The impairment loss was driven by a change in the units of accounting described above combined with lower fair value primarily attributed to high-band spectrum as a result of industry-wide challenges encountered related to the operationalization of this spectrum.
For purposes of its annual impairment test as of November 1, 2024, Array performed a qualitative test for all twelve of its units of accounting. The test considered several factors, including the results of the quantitative impairment assessment performed in the third quarter of 2024 as well as purchase prices of executed agreements to sell certain wireless spectrum licenses and other market factors. Based on these assessments, Array concluded that it was more likely than not that the fair value of each unit of accounting exceeded its respective carrying value. Therefore, no quantitative impairment evaluation was completed.
TDS Telecom Goodwill Impairment Assessment
TDS Telecom had recorded Goodwill as a result of past business acquisitions. For purposes of the 2023 Goodwill impairment test, TDS Telecom had one reporting unit.
2023 Impairment Test
Rising interest rates and liquidity constraints caused TDS Telecom to slow the pace of its fiber deployment and reduce or defer planned capital expenditures in future years, which also defers the related revenue generation from these projects. In addition, TDS Telecom was facing increasing competitive pressures in its Incumbent Wireline markets. Consequently, TDS Telecom reset its long-range forecast in the fourth quarter of 2023, and performed a quantitative impairment assessment as of November 1, 2023.
The discounted cash flow and guideline public company approaches were used to value the reporting unit, weighted at 75% and 25%, respectively. The discounted cash flow approach develops an indication of fair value using various inputs and considers current economic factors as well as risks specific to the industry and the reporting unit. The guideline public company method developed an estimate of fair value by calculating market pricing multiples for selected publicly traded companies that are comparable to the reporting unit. The multiples were applied to the appropriate financial measure of the reporting unit to estimate the reporting unit's fair value.
The results of the goodwill impairment test indicated that the carrying value of the TDS Telecom reporting unit exceeded its fair value. Therefore, TDS recognized a loss on impairment of goodwill of $547.0 million to reduce the carrying value of Goodwill for the reporting unit to zero in the fourth quarter of 2023.
Other intangible assets
Activity related to TDS' Other intangible assets is presented below.

	December 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
(Dollars in thousands)
Franchise rights	$254,832	$(148,046)	$106,786	$254,832	$(121,349)	$133,483
Internet protocol addresses	33,502	(9,162)	24,340	33,502	(6,728)	26,774
Other	547	—	547	547	—	547
Total	$288,881	$(157,208)	$131,673	$288,881	$(128,077)	$160,804
Amortization expense for intangible assets was $29.1 million, $21.8 million and $21.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Based on the current balance of finite-lived intangible assets, the estimated amortization expense is $29.1 million for each of the years 2026 through 2029 and $2.4 million for 2030.

Index to Financial Statements and Supplementary Data
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

December 31,	2025	2024
(Dollars in thousands)
Equity method investments:
Capital contributions, loans, advances and adjustments	$115,094	$115,094
Cumulative share of income	3,114,327	2,938,061
Cumulative share of distributions	(2,795,785)	(2,581,128)
Total equity method investments	433,636	472,027
Measurement alternative method investments	20,834	19,887
Investments recorded using the net asset value practical expedient	7,452	8,557
Total investments in unconsolidated entities	$461,922	$500,471
The following tables, which are based on unaudited information provided in part by third parties, summarize the combined assets, liabilities and equity, and results of operations of TDS’ equity method investments:

December 31,	2025	2024
(Dollars in thousands)
Assets
Current	$845,949	$1,263,895
Noncurrent	6,482,231	6,577,490
Total assets	$7,328,180	$7,841,385

Liabilities and Equity
Current liabilities	$857,465	$859,958
Noncurrent liabilities	1,570,160	1,636,015
Partners’ capital and shareholders’ equity	4,900,555	5,345,412
Total liabilities and equity	$7,328,180	$7,841,385

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Results of Operations
Revenues	$7,775,541	$7,573,515	$7,304,521
Operating expenses	6,161,501	5,949,211	5,704,150
Operating income	1,614,040	1,624,304	1,600,371
Other income (expense), net	(35,561)	(3,311)	(30,153)
Net income	$1,578,479	$1,620,993	$1,570,218

Index to Financial Statements and Supplementary Data
Note 10 Property, Plant and Equipment
TDS’ Property, plant and equipment in service and under construction, and related accumulated depreciation and amortization, as of December 31, 2025 and 2024, were as follows:

December 31,	Useful Lives (Years)	2025	2024
(Dollars in thousands)
Land	N/A	$63,954	$60,474
Buildings	15-40	134,412	140,265
Leasehold and land improvements	1-30	337,699	336,839
Cable and wire	20-40	3,284,429	3,191,460
Network equipment	2-10	1,469,673	1,548,448
Communications infrastructure assets	7-30	696,918	667,401
Office furniture and equipment	5-10	58,793	63,796
Other operating assets and equipment	3-12	199,609	195,957
System development	3-7	444,430	423,720
Work in process	N/A	432,204	385,319
Total property, plant and equipment, gross		7,122,121	7,013,679
Accumulated depreciation and amortization		(4,156,666)	(4,137,465)
Total property, plant and equipment, net		$2,965,455	$2,876,214
Depreciation and amortization expense totaled $303.4 million, $285.4 million and $270.5 million in 2025, 2024 and 2023, respectively.
Note 11 Leases
Lessee Agreements
TDS’ most significant leases are for land, network facilities, and offices, all of which are classified as operating leases. Many of TDS' leases include renewal and early termination options. Lease terms include options to extend or terminate when it is reasonably certain that TDS will exercise the option.
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
TDS recognizes variable lease expense related to lease payments that were not originally included in the lease liability calculation, which primarily relate to lease payment escalations that are tied to an index, real estate taxes, or additional payments linked to performance.
The following table shows the components of lease cost included in the Consolidated Statement of Operations:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Operating lease cost	$69,109	$64,641	$62,750
Variable lease cost	7,537	7,459	6,875
Total	$76,646	$72,100	$69,625
The following table shows supplemental cash flow information related to lease activities:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62,928	$63,691	$62,161
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$36,406	$40,747	$53,753

Index to Financial Statements and Supplementary Data
The table below shows a weighted-average analysis for lease terms and discount rates for operating leases:

December 31,	2025	2024
Weighted Average Remaining Lease Term	20 years	19 years
Weighted Average Discount Rate	5.1%	4.9%
The maturities of lease liabilities are as follows:

Operating Leases
(Dollars in thousands)
2026	$54,663
2027	57,308
2028	54,587
2029	52,598
2030	46,702
Thereafter	793,312
Total lease payments	$1,059,170
Less: Imputed interest	483,373
Present value of lease liabilities	$575,797
Lessor Agreements
TDS’ most significant lessor leases are for tower space, all of which are classified as operating leases. Many of TDS’ leases include renewal and early termination options. Lease terms include options to extend or terminate when it is reasonably certain that the lessee will exercise the option. Underlying assets leased to customers under operating leases are included in Communications infrastructure assets in Note 10 — Property, Plant and Equipment.
Lessor agreements with lease and nonlease components are generally accounted for separately.
TDS recognizes variable lease income related to lease payments that were not originally included in the lease receivable calculation, which primarily relate to lease payment escalations that are tied to an index.
The following table shows the components of lease income which are included in Site rental and Services revenues in the Consolidated Statement of Operations:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Operating lease income	$157,304	$120,329	$126,987
The maturities of expected lease payments to be received are as follows. The table below does not include lease payments for Interim Sites whereby T-Mobile is leasing up to 1,800 sites for a period of up to 30 months subject to the terms and conditions of the MLA.

Operating Leases
(Dollars in thousands)
2026	$146,994
2027	146,361
2028	137,905
2029	128,353
2030	116,661
Thereafter	1,073,518
Total future lease maturities	$1,749,792

Index to Financial Statements and Supplementary Data
Note 12 Asset Retirement Obligations
TDS Telecom owns poles, cable, wire and certain buildings and also leases office space and property used for housing central office switching equipment and fiber cable. These assets and leases often have removal or remediation requirements.
Array is subject to asset retirement obligations associated with tower and cell sites.
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
In 2025 and 2024, Array and TDS Telecom performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the reviews and other changes in asset retirement obligations during 2025 and 2024, were as follows:

	2025	2024
(Dollars in thousands)
Balance at beginning of year	$385,592	$354,029
Additional liabilities accrued	486	20,560
Revisions in estimated cash outflows	14,220	974
Disposition of assets	(8,405)	(8,410)
Accretion expense	19,304	18,439
Balance at end of year	$411,197	$385,592
Note 13 Debt
Revolving Credit Agreements
At December 31, 2025, TDS and Array had unsecured revolving credit agreements available for general corporate purposes. In December 2025, TDS and Array amended the agreements to extend the maturity date to December 2030 and the maximum borrowing capacity for the Array agreement was reduced from $300.0 million to $100.0 million. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity.
The following table summarizes the unsecured revolving credit agreements as of December 31, 2025:

	TDS	Array
(Dollars in thousands)
Maximum borrowing capacity	$400,000	$100,000
Letters of credit outstanding	$592	$57
Amount available for use	$399,408	$99,943
Borrowings under the TDS and Array revolving credit agreements bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 1.50%. TDS and Array may select a borrowing period of either one, two, three or six months (or other period of twelve months or less if requested by TDS or Array and approved by the lenders). TDS’ and Array’s credit spread and commitment fees on their revolving credit agreements may be subject to increase if their current credit ratings from nationally recognized credit rating agencies are lowered, and may be subject to decrease if the ratings are raised.
Unsecured Term Loan Agreements
In August 2025, TDS repaid the entire outstanding borrowings under all of its unsecured term loan credit agreements of $781.3 million. TDS incurred a termination penalty of $8.9 million as a result of the repayment of one of its agreements, which was recorded to Interest expense in the Consolidated Statement of Operations.
In August 2025, Array repaid the entire outstanding borrowings under its term loan agreements of $713.3 million.
In August 2025, Array borrowed $325.0 million under a term loan agreement with CoBank, ACB. The maturity date of the agreement is June 2030. Borrowings bear interest at a rate of SOFR plus 2.50%. Quarterly principal installment payments are $2.0 million from September 2026 to June 2029 and $4.0 million from September 2029 to maturity date.
Secured Term Loan Agreement
In August 2025, TDS repaid the entire outstanding borrowing under its secured term loan agreement of $300.0 million.
Export Credit Financing Agreements
At December 31, 2025, TDS had $150.0 million of principal outstanding under a term loan credit facility with Export Development Canada to finance (or refinance) imported equipment, including equipment purchased prior to entering the term loan credit facility agreement. Borrowings bear interest at a rate of SOFR plus 1.60% and are due and payable on the five-year anniversary of the first borrowing, which is in December 2027. See Note 22 — Subsequent Events for additional information.

Index to Financial Statements and Supplementary Data
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
Debt Covenants and Other
The TDS and Array revolving credit agreements, the Array term loan agreement with CoBank and the TDS export credit financing agreement require TDS or Array, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. Following the sale of the Array wireless operations to T-Mobile, TDS and Array are required to maintain a Consolidated Leverage Ratio, as defined in the agreements, as of the end of any fiscal quarter from and including the quarter in which such sale occurs at a level not to exceed 3.50 to 1.00. TDS and Array are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and Array believe they were in compliance as of December 31, 2025 with all such financial covenants.
In connection with Array’s revolving credit agreement, TDS and Array entered into subordination agreements together with the administrative agents for the lenders under the agreement. Pursuant to the subordination agreement, (a) any consolidated funded indebtedness from Array to TDS will be unsecured and (b) any (i) consolidated funded indebtedness from Array to TDS (other than “refinancing indebtedness” as defined in the subordination agreements) in excess of $105.0 million and (ii) refinancing indebtedness in excess of $250.0 million will be subordinated and made junior in right of payment to the prior payment in full of obligations to the lenders under each agreement. As of December 31, 2025, Array had no outstanding consolidated funded indebtedness or refinancing indebtedness that was subordinated to each agreement pursuant to the subordination agreements.
Certain TDS and Array wholly-owned subsidiaries have jointly and severally unconditionally guaranteed the payment and performance of the obligations of TDS and Array under the revolving credit agreements and the TDS export credit agreement. Other subsidiaries that meet certain criteria will be required to provide a similar guaranty in the future.

Index to Financial Statements and Supplementary Data
Long-term debt as of December 31, 2025 and 2024, was as follows:

				December 31, 2025			December 31, 2024
	Issuance date	Maturity date	Call date (any time on or after)	Principal Amount	Less Unamortized discount and debt issuance costs	Total	Principal Amount	Less Unamortized discount and debt issuance costs	Total
(Dollars in thousands)
Array Unsecured Senior Notes
6.70%	Dec 2003 and June 2004	Dec 2033	Dec 2003 and June 2004	$55,059	$921	$54,138	$55,059	$1,006	$54,053
6.25%	Aug 2020	Sep 2069	Sep 2025	105,822	3,624	102,198	105,822	3,632	102,190
5.50%	Dec 2020	Mar 2070	Mar 2026	98,498	3,296	95,202	98,498	3,312	95,186
5.50%	May 2021	Jun 2070	Jun 2026	104,550	3,215	101,335	104,550	3,232	101,318
Array Unsecured Term Loans				325,000	3,552	321,448	723,250	3,774	719,476
TDS Unsecured Term Loans				—	—	—	785,250	16,010	769,240
TDS Secured Term Loan				—	—	—	300,000	2,034	297,966
Array EIP Securitization				—	—	—	2,000	—	2,000
TDS Export Credit Financing				150,000	321	149,679	150,000	377	149,623
Array Export Credit Financing				—	—	—	150,000	498	149,502
Finance lease obligations				3,074	—	3,074	3,246	—	3,246
Other long-term notes				1,564	—	1,564	3,017	—	3,017
Total long-term debt				$843,567	$14,929	$828,638	$2,480,692	$33,875	$2,446,817
Long-term debt, current						$5,274			$31,131
Long-term debt, noncurrent						$823,364			$2,415,686
Array may redeem its 6.25% Senior Notes, 5.5% March 2070 Senior Notes and 5.5% June 2070 Senior Notes, in whole or in part at any time after the respective call date, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest. Array may redeem the 6.7% Senior Notes, in whole or in part, at any time prior to maturity at a redemption price equal to the greater of (a) 100% of the principal amount of such notes, plus accrued and unpaid interest, or (b) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 30 basis points.
Interest on the Senior Notes outstanding at December 31, 2025, is payable quarterly, with the exception of Array's 6.7% Senior Notes for which interest is payable semi-annually.
The annual requirements for principal payments on long-term debt are approximately $5.3 million, $158.8 million, $8.3 million, $12.4 million and $292.8 million for the years 2026 through 2030, respectively. See Note 22 — Subsequent Events for additional information.
The covenants associated with TDS and its subsidiaries’ long-term debt obligations, among other things, restrict TDS’ ability, subject to certain exclusions, to incur additional liens and enter into certain transactions.
Array’s long-term debt notes do not contain any provisions resulting in acceleration of the maturities of outstanding debt in the event of a change in Array’s credit rating.
Note 14 Employee Benefit Plans
Defined Contribution Plans
TDS sponsors a qualified noncontributory defined contribution pension plan that provides benefits for certain employees of TDS Corporate, TDS Telecom and Array. Under this plan, pension costs are calculated separately for each participant and are funded annually. Beginning in 2026, TDS will no longer make contributions to the plan. Total pension costs were $4.9 million, $5.0 million and $5.1 million in 2025, 2024 and 2023, respectively. In addition, TDS sponsors a defined contribution retirement savings plan (401(k) plan). Total costs incurred from TDS’ contributions to the 401(k) plan were $11.8 million, $12.6 million and $13.9 million in 2025, 2024 and 2023, respectively.
TDS also sponsors an unfunded nonqualified deferred supplemental executive retirement plan for certain employees to offset the reduction of benefits caused by the limitation on annual employee compensation under the tax laws. Beginning in 2026, TDS will no longer make contributions to the plan.

Index to Financial Statements and Supplementary Data
Other Post-Retirement Benefits
TDS sponsors a defined benefit post-retirement plan that provides medical benefits to retirees and that covers certain employees of TDS Corporate and TDS Telecom, which is not significant to TDS’ financial position or operating results. The plan is contributory, with retiree contributions adjusted annually. In certain circumstances, plan assets may be used to pay medical benefits for certain retirement-eligible active associates. TDS recognizes the funded status of the plan as a component of Other assets and deferred charges in the Consolidated Balance Sheet as of December 31, 2025 and 2024. Changes in the funded status are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet before affecting such amounts for income taxes to the extent that such changes are not recognized in earnings as a component of net periodic benefit cost.
The post-retirement benefit fund invests mainly in mutual funds that hold U.S. equities, international equities, and debt securities. The post-retirement benefit fund does not hold any debt or equity securities issued by TDS, Array or any related parties. The fair value of the plan assets of the post-retirement benefit fund was $87.0 million and $83.5 million as of December 31, 2025 and 2024, respectively. The total plan benefit obligations were $38.6 million and $39.3 million as of December 31, 2025 and 2024, respectively. Therefore, the total funded status was an asset of $48.4 million and $44.2 million as of December 31, 2025 and 2024, respectively.
TDS is not required to set aside current funds for its future retiree health insurance benefits. The decision to contribute to the plan assets is based upon several factors, including the funded status of the plan, market conditions, alternative investment opportunities, tax benefits and other circumstances. In accordance with applicable income tax regulations, annual contributions to fund the costs of future retiree medical benefits may not exceed certain thresholds. TDS does not expect to make a contribution to the plan in 2026.
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
Legal Proceedings
TDS is involved or may be involved from time to time in legal proceedings before the FCC, other regulatory authorities, and/or various state and federal courts. TDS had no material accruals with respect to legal proceedings and unasserted claims as of both December 31, 2025 and 2024.
In April 2018, the United States Department of Justice (DOJ) notified TDS that it was conducting inquiries of Array and TDS under the federal False Claims Act relating to Array’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. Array is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In 2019, following the DOJ’s investigation, the DOJ informed Advantage Spectrum, L.P. (Advantage) and King Street Wireless, L.P. (King Street) that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia upon the request of Advantage and King Street and over the objection of the Relators. In March 2023, the District Court for the District of Columbia granted Advantage’s and King Street’s motion to dismiss the actions with prejudice. The private party plaintiffs appealed the district court’s decision to grant the motions to dismiss. In April 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the district court’s dismissal as to the case involving King Street. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court on September 5, 2025. On January 12, 2026, the Supreme Court denied the petition. The King Street case is now concluded. In the Advantage case, on September 26, 2025, the D.C. Circuit reversed the district court’s decision dismissing the case and remanded that case to the district court for further proceedings. The district court set a briefing schedule for defendants' motions to dismiss and stayed all other proceedings. On January 22, 2026, the defendants filed a motion to dismiss in the Advantage case. TDS and Array believe that the Relators’ claims are without merit and that Advantage’s and King Street’s participation in FCC auctions complied with applicable law and FCC Rules.

Index to Financial Statements and Supplementary Data
On January 31, 2025, a stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit takes issue with certain public statements made between May 6, 2022 and November 3, 2022 regarding, among other things, Array's business strategies to address subscriber demand, alleging that the fact that the statements were made was a breach of fiduciary duty on the part of the officer and director defendants, and bringing claims for indemnification and contribution against the officer and director defendants and Array. In addition to indemnification and contribution, the plaintiff seeks money damages and the implementation of certain governance proposals. On July 21, 2025, a motion to intervene in the lawsuit was filed by the stockholder plaintiff who had previously filed a stockholder derivative lawsuit in the United States District Court for the Northern District of Illinois and subsequently dismissed that federal court lawsuit. The defendants filed a motion to dismiss the Circuit Court lawsuit on July 23, 2025. On September 29, 2025, the proposed intervenor withdrew her motion to intervene. A hearing on the motion to dismiss was held on October 6, 2025. A status conference on the motion to dismiss is set for April 24, 2026. TDS is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. TDS intends to contest plaintiffs' claims vigorously on the merits.
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
These particular VIEs are collectively referred to as designated entities. Although the power to direct the activities of these VIEs was shared, TDS had the most significant level of exposure to the variability associated with the economic performance of the VIEs, indicating that TDS was the primary beneficiary of the VIEs. Therefore, in accordance with GAAP, these VIEs were consolidated into the TDS financial statements. On July 14, 2025, Array completed the acquisition of the remaining interest of King Street Wireless, LLC and Sunshine Spectrum, LLC for a total aggregate purchase price of $16.7 million. Following the acquisition, the designated entities were no longer classified as VIEs.
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

Index to Financial Statements and Supplementary Data
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet. The balances presented for both periods represent the consolidated VIEs identified as of December 31, 2025. As discrete continuing operations balances are not available, the balances presented for December 31, 2024 are derived from the ratio of continuing operations for the respective financial statement line item of TDS' Consolidated Balance Sheet.

December 31,	2025	2024
(Dollars in thousands)
Assets
Cash and cash equivalents	$—	$7
Accounts receivable	1,116	165
Other current assets	313	280
Property, plant and equipment, net	12,471	14,821
Operating lease right-of-use assets	20,564	20,965
Other assets and deferred charges	1,041	244
Total assets	$35,505	$36,482

Liabilities
Current liabilities	$2,675	$3,400
Long-term operating lease liabilities	22,400	22,367
Other deferred liabilities and credits	11,693	8,932
Total liabilities	$36,768	$34,699
Unconsolidated VIEs
TDS manages the operations of and holds a variable interest in certain other limited partnerships, but is not the primary beneficiary of these entities, and therefore does not consolidate them into the TDS financial statements under the variable interest model.
TDS’ total investment in these unconsolidated entities was $1.3 million and $4.7 million at December 31, 2025 and 2024, respectively, and is included in Investments in unconsolidated entities in TDS’ Consolidated Balance Sheet. The maximum exposure from unconsolidated VIEs is limited to the investment held by TDS in those entities.
Other Related Matters
TDS made no material contributions, loans or advances to its VIEs, identified as of December 31, 2025, during 2025 and $9.0 million and $9.3 million during 2024 and 2023, respectively.
Note 17 Noncontrolling Interests
The following schedule discloses the effects of Net income (loss) attributable to TDS shareholders and changes in TDS’ ownership interest in Array on TDS’ equity:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Net income (loss) attributable to TDS shareholders	$(6,236)	$(27,705)	$(500,009)
Transfers (to) from noncontrolling interests
Change in TDS’ Capital in excess of par value from Array's issuance of Array shares	(123,178)	(42,811)	(32,744)
Change in TDS’ Capital in excess of par value from Array’s repurchases of Array shares	(3,199)	(3,782)	—
Net transfers (to) from noncontrolling interests	(126,377)	(46,593)	(32,744)
Net income (loss) attributable to TDS shareholders after transfers (to) from noncontrolling interests	$(132,613)	$(74,298)	$(532,753)

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
The estimated aggregate amount that would be due and payable to settle all of these noncontrolling interests, assuming an orderly liquidation of the finite-lived consolidated partnerships on December 31, 2025, net of estimated liquidation costs, is $9.1 million. This amount excludes redemption amounts recorded in Noncontrolling interests with redemption features in the Consolidated Balance Sheet. The estimate of settlement value was based on certain factors and assumptions which are subjective in nature. Changes in those factors and assumptions could result in a materially larger or smaller settlement amount. The corresponding carrying value of the mandatorily redeemable noncontrolling interests in finite-lived consolidated partnerships at December 31, 2025, was $1.2 million, and is included in Noncontrolling interests in the Consolidated Balance Sheet. The excess of the aggregate settlement value over the aggregate carrying value of these mandatorily redeemable noncontrolling interests is due primarily to the unrecognized appreciation of the noncontrolling interest holders’ share of the underlying net assets and operations of the consolidated partnerships. Neither the noncontrolling interest holders’ share, nor TDS’ share, of the appreciation of the underlying net assets and operations of these subsidiaries is reflected in the consolidated financial statements.
Note 18 Shareholders’ Equity
Common Stock
Series A Common Shares are convertible on a share-for-share basis into Common Shares. In matters other than the election of directors, each Series A Common Share is entitled to ten votes per share, compared to one vote for each Common Share. The Series A Common Shares are entitled to elect eight directors, and the Common Shares elect four. TDS has reserved 7,541,000 Common Shares at December 31, 2025, for possible issuance upon conversion of Series A Common Shares.
On August 2, 2013, the Board of Directors of TDS authorized a $250.0 million stock repurchase program for the purchase of TDS Common Shares from time to time pursuant to open market purchases, block transactions, private purchases or otherwise, depending on market conditions. This authorization does not have an expiration date. On November 7, 2025, TDS Announced that its Board of Directors had authorized an additional $500.0 million stock repurchase program for TDS Common Shares, which program is incremental to and has similar terms as, the existing program. During 2025, TDS repurchased 2,843,427 Common Shares for $108.1 million at an average cost per share of $38.03. As of December 31, 2025, the maximum dollar value of TDS Common Shares that may yet be purchased under TDS' program was $523.9 million.
In November 2009, Array announced by Form 8-K that the Board of Directors of Array authorized the repurchase of up to 1,300,000 Common Shares on an annual basis beginning in 2009 and continuing each year thereafter, on a cumulative basis. In December 2016, the Array Board amended this authorization to provide that, beginning on January 1, 2017, the authorized repurchase amount with respect to a particular year will be any amount from zero to 1,300,000 Common Shares, as determined by the Pricing Committee of the Board of Directors, and that if the Pricing Committee did not specify an amount for any year, such amount would be zero for such year. The Pricing Committee has not specified any increase in the authorization since that time. The Pricing Committee also was authorized to decrease the cumulative amount of the authorization at any time, but has not taken any action to do so at this time. During 2025, Array repurchased 328,835 Common Shares for $20.9 million at an average cost per share of $63.49. As of December 31, 2025, the total cumulative amount of Common Shares authorized to be purchased is 658,107. The authorization provides that share repurchases will be made pursuant to open market purchases, block purchases, private purchases, or otherwise, depending on market prices and other conditions. This authorization does not have an expiration date.
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

Index to Financial Statements and Supplementary Data
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
Tax-Deferred Savings Plan
At December 31, 2025, TDS has reserved 904,000 Common Shares for issuance under the TDS Tax-Deferred Savings Plan, a qualified profit‑sharing plan pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. Participating employees have the option of investing their contributions in a TDS Common Share fund, a Array Common Share fund or certain unaffiliated funds.
Note 19 Stock-Based Compensation
TDS Consolidated
The following table summarizes stock-based compensation expense for continuing operations recognized during 2025, 2024 and 2023:

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Stock option awards	$—	$64	$360
Restricted stock unit awards	10,883	12,917	12,898
Performance share unit awards	15,158	4,402	5,398
Deferred compensation bonus and matching stock unit awards	61	64	34
Awards under Non-Employee Director compensation plan	1,072	888	894
Total stock-based compensation, before income taxes	27,174	18,335	19,584
Income tax benefit	(6,703)	(4,523)	(4,851)
Total stock-based compensation expense, net of income taxes	$20,471	$13,812	$14,733
At December 31, 2025, unrecognized compensation cost for all stock‑based compensation awards was $22.4 million and is expected to be recognized over a weighted average period of 2.0 years.
The following table provides a summary of the classification of stock-based compensation expense for continuing operations included in the Consolidated Statement of Operations for the years ended:

December 31,	2025	2024	2023
(Dollars in thousands)
Selling, general and administrative expense	$27,120	$18,197	$19,504
Cost of operations expense	54	138	80
Total stock-based compensation expense	$27,174	$18,335	$19,584
TDS’ tax benefits realized from the vesting of awards totaled $21.6 million in 2025.

Index to Financial Statements and Supplementary Data
TDS (Excluding Array)
The information in this section relates to stock‑based compensation plans using the equity instruments of TDS. Participants in these plans are employees of TDS Corporate and TDS Telecom and Non-employee Directors of TDS. Information related to plans using the equity instruments of Array are shown in the Array section following the TDS section.
Under the TDS Long-Term Incentive Plans, TDS may grant fixed and performance-based incentive and non-qualified stock options, restricted stock, restricted stock units, and deferred compensation stock unit awards to key employees.
TDS had reserved 21,501,000 Common Shares at December 31, 2025, for equity awards granted and to be granted under the TDS Long-Term Incentive Plans in effect. At December 31, 2025, the only types of awards outstanding are fixed non-qualified stock option awards, restricted stock unit awards, performance share awards and deferred compensation stock unit awards.
TDS has also established a Non-Employee Directors’ compensation plan under which it has reserved 423,000 TDS Common Shares at December 31, 2025, for issuance as compensation to members of the Board of Directors who are not employees of TDS.
TDS uses treasury stock to satisfy requirements for shares issued pursuant to its various stock-based compensation plans.
Long-Term Incentive Plans – Restricted Stock Units
TDS grants restricted stock unit awards to key employees that vest one-third graded vesting each year. Each outstanding restricted stock unit is convertible into one Common Share Award. The restricted stock unit awards currently outstanding were granted in 2023, 2024 and 2025 and vest in 2026, 2027 and 2028.
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
A summary of TDS nonvested restricted stock units and changes during 2025 is presented in the table below:

Common Restricted Stock Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	2,676,000	$11.75
Granted	421,000	$33.84
Vested	(1,513,000)	$11.76
Forfeited	(133,000)	$18.80
Nonvested at December 31, 2025	1,451,000	$17.50
The total fair values as of the respective vesting dates of restricted stock units vested during 2025, 2024 and 2023 were $52.8 million, $28.4 million and $3.7 million, respectively. The weighted average grant date fair value per share of the restricted stock units granted in 2025, 2024 and 2023 was $33.84, $20.12 and $5.23, respectively.
Long-Term Incentive Plans – Performance Share Units
TDS grants performance share units to certain TDS employees that generally vest after three years. For the 2023 grants, each recipient may be entitled to shares of TDS common stock equal to 0% to 160% or 0% to 150% of a communicated target award depending on the achievement of predetermined performance-based operating targets over the performance period, which is a one-year period from January 1, 2023 to December 31, 2023, and, for certain grants, a market-based operating target over the performance period, which is a three-year period from January 1, 2023 to December 31, 2025. The performance-based operating targets for the 2023 TDS grants vary by business unit and may include Array's 2023 Performance Award Payout Percentage, TDS Telecom’s 2023 Performance Award Payout Percentage, Total Revenue, Return on Capital and Adjusted EBITDA. The market-based operating target is measured against TDS’ total shareholder return relative to a defined peer group.
For the 2024 TDS grants, each recipient may be entitled to shares of TDS common stock equal to 0% to 192% or 0% to 200% of a communicated target award depending on the achievement of predetermined performance-based operating targets of a communicated target award depending on the achievement of predetermined performance-based operating targets over the performance period, which is a one or two-year period from January 1, 2024 to December 31, 2024 or 2025, and, for certain grants, a market-based operating target over the performance period, which is a three-year period from January 1, 2024 to December 31, 2026. The performance-based operating targets for the 2024 TDS grants vary by business unit and may include Array’s 2024 Performance Award Payout Percentage, TDS Telecom’s 2024 Performance Award Payout Percentage, Total Revenue, Broadband Net Additions and Adjusted EBITDA. The market-based operating target is measured against TDS’ total shareholder return relative to a defined peer group.

Index to Financial Statements and Supplementary Data
For the 2025 TDS grants, each recipient may be entitled to shares of TDS common stock equal to 24% to 168% or 0% to 150% of a communicated target award depending on the achievement of predetermined performance-based operating targets over the performance period, which is a one-year period from January 1, 2025 to December 31, 2025 and, for certain grants, a market-based operating target over the performance period, which is a three-year period from January 1, 2025 to December 31, 2027. The performance-based operating targets for the 2025 TDS grants vary by business unit and may include Array’s 2025 Performance Award Payout Percentage, TDS Telecom’s 2025 Performance Award Payout Percentage, Total Revenue, Broadband Net Additions and Adjusted EBITDA. The market-based operating target is measured against TDS’ total shareholder return relative to a defined peer group.
Performance shares accumulate dividend equivalents, which are forfeitable if the performance metrics are not achieved. If the predetermined performance-based and market-based operating targets are met, the units granted in 2023, 2024 and 2025 will vest in 2026, 2027 and 2028, respectively.
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
TDS estimates the market-based operating target’s fair value using an internally developed valuation model. This estimated fair value approximated TDS’ closing stock price at the date of grant for market-based share units granted in 2025, 2024 and 2023. This market-based operating target value determined at the date of grant is expensed on a straight-line basis over the requisite service period and the stock compensation expense is not adjusted during the performance period for the subsequent changes in the value of the market-based unit awards and will not be reversed even if the market-based operating target is not achieved
TDS modified certain performance share unit awards in 2025, which resulted in the recognition of $8.2 million of incremental expense in 2025.
A summary of TDS nonvested performance share units and changes during 2025 is presented in the table below:

Common Performance Share Units	Number	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	2,077,000	$12.48
Granted	437,000	$35.97
Vested	(439,000)	$27.52
Change in units based on approved performance factors	(281,000)	$17.44
Forfeited	(193,000)	$16.34
Accumulated dividend equivalents	7,000	$12.49
Nonvested at December 31, 2025	1,608,000	$13.42
The total fair value of performance share units that vested during 2025, 2024 and 2023 was $16.7 million, $2.9 million and $5.4 million, respectively. The weighted average grant date fair value per share of the performance share units granted in 2025, 2024 and 2023 was $35.97, $20.26 and $7.14, respectively.
Long-Term Incentive Plan – Stock Options
TDS' last stock option grant occurred in 2021. Stock options outstanding at December 31, 2025, expire between 2026 and 2031.
A summary of TDS stock options and changes during 2025 is presented in the tables and narrative below.

Common Share Options	Number of Options	Weighted Average Exercise Prices	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (in years)
Outstanding at December 31, 2024	1,613,000	$26.90
Exercised	(1,331,000)	$27.50
Outstanding at December 31, 2025	282,000	$24.07	$4,779	4.5
(282,000 exercisable)		$24.07	$4,779	4.5
The aggregate intrinsic value at December 31, 2025, presented in the table above represents the total pre-tax intrinsic value (the difference between TDS’ closing stock prices and the exercise price, multiplied by the number of in-the-money options) that would have been received by option holders had all options been exercised on December 31, 2025.

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
Compensation of Non-Employee Directors
TDS issued 28,000, 49,000 and 81,000 Common Shares under its Non-Employee Director plan in 2025, 2024 and 2023, respectively.
Dividend Reinvestment Plans
TDS had reserved 2,065,000 Common Shares at December 31, 2025, for issuance under Automatic Dividend Reinvestment and Stock Purchase Plans and 554,000 Series A Common Shares for issuance under the Series A Common Share Automatic Dividend Reinvestment Plan. These plans enable holders of TDS’ Common Shares to reinvest cash dividends in Common Shares and holders of Series A Common Shares to reinvest cash dividends in Series A Common Shares. The purchase price of the shares is 95% of the market value, based on the average of the daily high and low sales prices for TDS’ Common Shares on the New York Stock Exchange for the ten trading days preceding the date on which the purchase is made. These plans are considered non-compensatory plans; therefore, no compensation expense is recognized for stock issued under these plans.
Note 20 Business Segment Information
TDS has the following reportable segments: TDS Telecom and Array. TDS Telecom generates its revenues by providing broadband, video, voice and wireless services. As of September 30, 2025, the wireless operations and select spectrum assets sold to T-Mobile qualified as discontinued operations. See Note 2 — Discontinued Operations for additional information. The wireless operations and select spectrum assets sold were reported within the Wireless segment in prior periods and as a result of the sale, the previously reported Wireless and Towers segments no longer meet the criteria to be reportable segments and Array is now a single reportable segment. Array generates its revenues primarily by leasing tower space on Array-owned towers to customers.
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

Index to Financial Statements and Supplementary Data
Financial data from continuing operations for TDS’ reportable segments for 2025, 2024 and 2023, is as follows. See Note 1 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements for additional information.

Year Ended December 31, 2025	TDS Telecom	Array	Total
(Dollars in thousands)
Revenues from external customers	$1,036,409	$162,780	$1,199,189
Intersegment revenues	1,949	181	2,130
	1,038,358	162,961	1,201,319
Reconciliation of revenue:
All Other revenues[1]			29,018
Elimination of intersegment revenues			(2,130)
Total operating revenues			$1,228,207

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(399,616)	(79,485)
Cost of equipment and products	(754)	—
Selling, general and administrative	(325,302)	(84,444)
Expenses related to strategic alternatives review (included in Selling, general and administrative and Cost of operations)	6,207	2,444
Equity in earnings of unconsolidated entities	4	173,754
Interest and dividend income	6,440	18,917
Other segment items	4,918	169
Segment Adjusted EBITDA (Non-GAAP)	$330,255	$194,316	$524,571

Reconciliation of Segment Adjusted EBITDA to Income (loss) before income taxes:
All Other income (loss) before income taxes[1]			(89,830)
Short-term imputed spectrum lease income			69,033
Depreciation, amortization and accretion			(348,458)
Expenses related to strategic alternatives review (included in Selling, general and administrative and Cost of operations)			(8,651)
Loss on impairment of intangible assets			(48,579)
Loss on asset disposals, net			(16,800)
Gain on sale of business and other exit costs, net			23,121
Gain on license sales and exchanges, net			6,123
Interest expense			(21,568)
Income before income taxes			$88,962

Other segment disclosures
Year Ended or as of December 31, 2025	TDS Telecom	Array	Segment Total	All Other[1]	TDS Consolidated Total
Short-term imputed spectrum lease income	$—	$69,033	$69,033	$—	$69,033
Depreciation, amortization and accretion	(300,196)	(48,262)	(348,458)	(3,427)	(351,885)
Loss on impairment of intangible assets	(900)	(47,679)	(48,579)	—	(48,579)
Loss on asset disposals, net	(15,054)	(1,746)	(16,800)	(47)	(16,847)
Gain on sale of business and other exit costs, net	23,121	—	23,121	797	23,918
Gain on license sales and exchanges, net	—	6,123	6,123	—	6,123
Interest expense	6,654	(28,222)	(21,568)	(91,100)	(112,668)

Investments in unconsolidated entities	3,947	412,608	416,555	45,367	461,922
Total assets	2,968,743	4,678,088	7,646,831	751,472	8,398,303
Capital expenditures from continuing operations	$406,389	$29,911	$436,300	$259	$436,559

Index to Financial Statements and Supplementary Data

Year Ended December 31, 2024	TDS Telecom	Array	Total
(Dollars in thousands)
Revenues from external customers	$1,057,029	$102,753	$1,159,782
Intersegment revenues	3,828	180	4,008
	1,060,857	102,933	1,163,790
Reconciliation of revenue:
All Other revenues[1]			137,196
Elimination of intersegment revenues			(4,008)
Total operating revenues			$1,296,978

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(399,815)	(72,997)
Cost of equipment and products	(723)	—
Selling, general and administrative	(319,979)	(102,556)
Expenses related to strategic alternatives review (included in Selling, general and administrative)	—	21,521
Equity in earnings of unconsolidated entities	(7)	161,364
Interest and dividend income	5,483	11,656
Other segment items	3,959	—
Segment Adjusted EBITDA (Non-GAAP)	$349,775	$121,921	$471,696

Reconciliation of Segment Adjusted EBITDA to Income (loss) before income taxes:
All Other income (loss) before income taxes[1]			(123,609)
Depreciation, amortization and accretion			(317,872)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(21,521)
Loss on impairment of intangible assets			(137,337)
Loss on asset disposals, net			(13,185)
Gain on sale of business and other exit costs, net			49,108
Loss on license sales and exchanges, net			(3,460)
Interest expense			(7,208)
Income (loss) before income taxes			$(103,388)

Other segment disclosures
Year Ended or as of December 31, 2024	TDS Telecom	Array	Segment Total	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(270,660)	$(47,212)	$(317,872)	$(7,825)	$(325,697)
Loss on impairment of intangible assets	(1,103)	(136,234)	(137,337)	—	(137,337)
(Gain) loss on asset disposals, net	(12,376)	(809)	(13,185)	44	(13,141)
Gain on sale of business and other exit costs, net	49,108	—	49,108	19,242	68,350
Loss on license sales and exchanges, net	—	(3,460)	(3,460)	—	(3,460)
Interest expense	5,197	(12,405)	(7,208)	(101,367)	(108,575)

Investments in unconsolidated entities	3,942	453,938	457,880	42,591	500,471
Total assets	2,911,046	10,448,981	13,360,027	322,205	13,682,232
Capital expenditures from continuing operations	$323,812	$19,123	$342,935	$5,562	$348,497

Index to Financial Statements and Supplementary Data

Year Ended December 31, 2023	TDS Telecom	Array	Total
(Dollars in thousands)
Revenues from external customers	$1,023,456	$100,281	$1,123,737
Intersegment revenues	4,411	188	4,599
	1,027,867	100,469	1,128,336
Reconciliation of revenue:
All Other revenues[1]			231,376
Elimination of intersegment revenues			(4,599)
Total operating revenues			$1,355,113

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(422,914)	(67,890)
Cost of equipment and products	(458)	—
Selling, general and administrative	(325,519)	(101,407)
Expenses related to strategic alternatives review (included in Selling, general and administrative)	—	8,335
Equity in earnings of unconsolidated entities	2	158,296
Interest and dividend income	4,174	9,774
Other segment items	1,867	(7)
Segment Adjusted EBITDA (Non-GAAP)	$285,019	$107,570	$392,589

Reconciliation of Segment Adjusted EBITDA to Income (loss) before income taxes:
All Other income (loss) before income taxes[1]			(95,780)
Depreciation, amortization and accretion			(295,363)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(8,335)
Loss on impairment of intangible assets			(546,951)
Loss on asset disposals, net			(5,255)
Gain on license sales and exchanges, net			2,170
Interest expense			(6,556)
Income (loss) before income taxes			$(563,481)

Other segment disclosures
Year Ended or as of December 31, 2023	TDS Telecom	Array	Segment Total	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(245,379)	$(49,984)	$(295,363)	$(14,708)	$(310,071)
Loss on impairment of intangible assets	(546,951)	—	(546,951)	—	(546,951)
(Gain) loss on asset disposals, net	(9,672)	4,417	(5,255)	(14)	(5,269)
Gain on license sales and exchanges, net	—	2,170	2,170	—	2,170
Interest expense	8,050	(14,606)	(6,556)	(55,621)	(62,177)

Investments in unconsolidated entities	3,949	460,773	464,722	39,888	504,610
Total assets	2,863,688	4,964,865	7,828,553	306,585	8,135,138
Capital expenditures from continuing operations	$576,539	$41,040	$617,579	$10,052	$627,631
Numbers may not foot due to rounding.
1"All Other" represents TDS' non-reportable other business activities that do not meet the quantitative thresholds for being a reportable segment.
2The significant segment expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown

Index to Financial Statements and Supplementary Data
Note 21 Supplemental Cash Flow Disclosures
Following are supplemental cash flow disclosures regarding interest paid.

Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Interest paid	$97,723	$99,657	$60,732
Following are supplemental cash flow disclosures regarding transactions related to stock-based compensation awards. In certain situations, TDS and Array withhold shares that are issuable upon the exercise of stock options or the vesting of restricted shares to cover, and with a value equivalent to, the exercise price and/or the amount of taxes required to be withheld from the stock award holder at the time of the exercise or vesting. TDS and Array then pay the amount of the required tax withholdings to the taxing authorities in cash.

TDS:
Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Common Shares withheld	1,060,000	565,000	338,000

Aggregate value of Common Shares withheld	$37,866	$11,476	$3,375

Cash receipts upon exercise of stock options	25,763	9,118	143
Cash disbursements for payment of taxes	(27,038)	(11,426)	(3,375)
Net cash disbursements from exercise of stock options and vesting of other stock awards	$(1,275)	$(2,308)	$(3,232)

Array:
Year Ended December 31,	2025	2024	2023
(Dollars in thousands)
Common Shares withheld	956,000	363,000	347,000

Aggregate value of Common Shares withheld	$65,415	$13,095	$9,144

Cash receipts upon exercise of stock options	730	1,849	119
Cash disbursements for payment of taxes	(64,176)	(13,095)	(5,989)
Net cash disbursements from exercise of stock options and vesting of other stock awards	$(63,446)	$(11,246)	$(5,870)
Note 22 Subsequent Events
On January 13, 2026, Array closed on the sale of certain 3.45 GHz and 700MHz wireless spectrum licenses to AT&T for total proceeds of $1,018.0 million and TDS expects to record a book gain on the transaction of approximately $150.0 million ($114.0 million net of tax expense) during the first quarter of 2026. The expected book gain recorded at TDS is lower than the expected book gain recorded at Array due primarily to transaction costs paid by TDS.
On January 13, 2026, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026 for a total amount of $885.5 million. TDS, which owns 82.0% of the equity of Array as of December 31, 2025, received its pro-rata share of the special dividend in the amount of $725.6 million.
On January 15, 2026, TDS repaid the entire outstanding borrowing under its export credit financing agreement of $150.0 million.

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

Index to Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Telephone and Data Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Telephone and Data Systems, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Index to Financial Statements and Supplementary Data
Recognition of Wireless Services, Wireless Devices, and Activation Fees Revenues Presented as Discontinued Operations
As described in Note 2 to the consolidated financial statements, on August 1, 2025, the Company sold its wireless operations and select spectrum assets to T-Mobile US, Inc. Management determined the sale met the criteria to be classified as discontinued operations. Certain services and products from which the discontinued operations generated its revenues include wireless services, wireless devices, and activation fees. The Company recognizes wireless services revenue within service revenues as the wireless service is provided to the customer. The Company recognizes revenue from wireless devices within equipment sales revenues when control of the device is transferred to the customer, agent or third-party distributor, which is generally upon delivery. The Company frequently discounted wireless devices sold to new and current customers. The Company recognizes revenue from activation fees charged in connection with the sale of certain services and equipment over the period benefited. The Company sold bundled service and equipment offerings. In these instances, the Company recognized its revenue based on the relative standalone selling prices for each distinct service or equipment performance obligation, or bundles thereof. The Company’s service operating revenues from discontinued operations was $1,659.9 million for the year ended December 31, 2025, a significant portion of which related to wireless services and activation fees revenues. The Company’s equipment sales operating revenues from discontinued operations was $401.1 million for the year ended December 31, 2025, a significant portion of which related to wireless devices and activation fees revenues.
The principal consideration for our determination that performing procedures relating to the recognition of wireless services, wireless devices, and activation fees revenues presented as discontinued operations is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s recognition of wireless services, wireless devices, and activation fees revenues.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of wireless services, wireless devices, and activation fees revenues. These procedures also included, among others (i) for a sample of wireless services, wireless devices, and activation fees revenues (a) testing the recognition of revenue by obtaining and inspecting source documents, such as invoices, where applicable, and cash receipts from customers, (b) evaluating the relative standalone selling price for each distinct service or equipment performance obligation, or bundle, where applicable, and (c) recalculating the revenue recognized based on the terms of each arrangement and (ii) testing a sample of discounts on wireless devices by obtaining and inspecting source documents, such as invoices, where applicable, and cash receipts from customers.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 24, 2026

We have served as the Company’s auditor since 2002.

Index to Financial Statements and Supplementary Data
Telephone and Data Systems, Inc.
Consolidated Quarterly Information (Unaudited)

	Quarter Ended
2025	March 31	June 30	September 30	December 31
(Dollars in thousands, except per share amounts)
Operating revenues	$290,433	$298,541	$308,521	$330,712
Operating income (loss)	(33,934)	(12,307)	(67,974)	16,830
Net income (loss) from continuing operations	(4,207)	14,208	78,781	62,364
Net income (loss) from continuing operations attributable to TDS common shareholders	$(23,238)	$(6,041)	$40,239	$37,219
Basic earnings (loss) per share from continuing operations attributable to TDS common shareholders	$(0.20)	$(0.05)	$0.35	$0.32
Diluted earnings (loss) per share from continuing operations attributable to TDS common shareholders	$(0.20)	$(0.05)	$0.33	$0.32

	Quarter Ended
2024	March 31	June 30	September 30	December 31
(Dollars in thousands, except per share amounts)
Operating revenues	$337,479	$336,653	$327,497	$295,348
Operating income (loss)	(15,111)	(43,299)	(149,728)	16,879
Net income (loss) from continuing operations	7,271	(9,701)	(99,364)	20,474
Net income (loss) from continuing operations attributable to TDS common shareholders	$(15,176)	$(26,776)	$(100,448)	$1,005
Basic earnings (loss) per share from continuing operations attributable to TDS common shareholders	$(0.13)	$(0.24)	$(0.88)	$0.01
Diluted earnings (loss) per share from continuing operations attributable to TDS common shareholders	$(0.13)	$(0.24)	$(0.88)	$0.01
Due to rounding, the sum of quarterly results may not equal the total for the year.

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
As required by SEC Rule 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that TDS’ disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level.
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
Under the supervision and with the participation of TDS’ management, including its principal executive officer and principal financial officer, TDS conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025, based on the criteria established in the 2013 version of Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that TDS maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 version of Internal Control — Integrated Framework issued by the COSO.
The effectiveness of TDS’ internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in the firm’s report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in TDS’ internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, TDS’ internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, none of TDS’ directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated (including by modification) a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the 1934 Act).
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

2.1(a)**
Securities Purchase Agreement, dated as of May 24, 2024, among TDS, Array (formerly known as United States Cellular Corporation), USCC Wireless Holdings, LLC and T-Mobile US, Inc., is hereby incorporated by reference to Exhibit 2.1 to TDS' Current Report on Form 8-K dated May 24, 2024.

2.1(b)**
Letter Agreement, dated March 25, 2025, related to the Securities Purchase Agreement, dated as of May 24, 2024, among TDS, Array, USCC Wireless Holdings, LLC and T-Mobile US, Inc., is hereby incorporated by reference to Exhibit 2.1 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2025.

3.1	TDS’ Restated Certificate of Incorporation, dated January 24, 2012, is hereby incorporated by reference to Exhibit 1 to TDS’ Registration Statement on Form 8-A/A dated January 24, 2012.

3.2	TDS Amended and Restated Bylaws, as amended on March 13, 2025, are hereby incorporated by reference to Exhibit 3.1 to TDS' Current Report on Form 8-K dated March 14, 2025.

3.3
Certificate of Designations of TDS, including Form of Stock Certificate evidencing the 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock, filed on March 1, 2021 with the Secretary of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the Series UU Preferred Stock is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated March 1, 2021.

3.4
Certificate of Designations of TDS, including Form of Stock Certificate evidencing the 6.000% Series VV Cumulative Redeemable Perpetual Preferred Stock, filed on August 13, 2021 with the Secretary of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the Series VV Preferred Stock is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated August 13, 2021.

4.1	TDS’ Restated Certificate of Incorporation incorporated herein as Exhibit 3.1.

4.2	TDS Amended and Restated Bylaws, as amended on March 13, 2025, are incorporated herein as Exhibit 3.2.

4.3
Indenture for Senior Debt Securities between TDS and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A., as successor to BNY Midwest Trust Company (BNY) dated November 1, 2001, is hereby incorporated by reference to Exhibit 4 to TDS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.4(a)	Indenture for Senior Debt Securities dated June 1, 2002, between Array and BNY is hereby incorporated by reference to Exhibit 4.1 to Form S-3 dated May 31, 2013 (File No. 333-188971).

4.4(b)
Form of Third Supplemental Indenture dated as of December 3, 2003, between Array and BNY, relating to $444,000,000 of Array’s 6.7% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to Array’s Current Report on Form 8-K dated December 3, 2003.

4.4(c)
Form of Fifth Supplemental Indenture dated as of June 21, 2004, between Array and BNY, relating to $100,000,000 of Array’s 6.7% Senior Notes due 2033, is hereby incorporated by reference to Exhibit 4.1 to Array’s Current Report on Form 8-K dated June 21, 2004.

4.4(d)
Twelfth Supplemental Indenture, dated as of June 17, 2025, between Array and The Bank of New York Mellon Trust Company, N.A., related to the Array's 6.700% Senior Notes due 2033, is hereby incorporated by reference from Exhibit 4.1 to Array's Current Report on Form 8-K dated June 17, 2025.

4.4(e)
Form of Ninth Supplemental Indenture dated as of August 12, 2020, between Array and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of Array's 6.25% Senior Notes due 2069, is hereby incorporated by reference to Exhibit 2 to Array's Registration Statement on Form 8-A dated August 12, 2020.

4.4(f)
Thirteenth Supplemental Indenture, dated as of June 17, 2025, between Array and The Bank of New York Mellon Trust Company, N.A., related to Array’s 6.250% Senior Notes due 2069, is hereby incorporated by reference from Exhibit 4.2 to Array's Current Report on Form 8-K dated June 17, 2025.

4.4(g)
Form of Tenth Supplemental Indenture dated as of December 2, 2020, between Array and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of Array's 5.5% Senior Notes due 2070 is hereby incorporated by reference to Exhibit 2 to Array's Registration Statement on Form 8-A dated December 2, 2020.

4.4(h)
Fourteenth Supplemental Indenture, dated as of June 17, 2025, between Array and The Bank of New York Mellon Trust Company, N.A., related to Array’s 5.500% Senior Notes due 2070 (March), is hereby incorporated by reference from Exhibit 4.3 to Array's Current Report on Form 8-K dated June 17, 2025.

4.4(i)
Form of Eleventh Supplemental Indenture dated as of May 17, 2021, between Array and The Bank of New York Mellon Trust Company, N.A., related to $500,000,000 of Array's 5.5% Senior Notes due 2070 is hereby incorporated by reference to Exhibit 2 to Array's Registration Statement on Form 8-A dated May 17, 2021.

4.4(j)
Fifteenth Supplemental Indenture, dated as of June 17, 2025, between the Array and The Bank of New York Mellon Trust Company, N.A., related to Array’s 5.500% Senior Notes due 2070 (June), is hereby incorporated by reference from Exhibit 4.4 to Array's Current Report on Form 8-K dated June 17, 2025.

4.5	Indenture for Subordinated Debt Securities between TDS and BNY is hereby incorporated by reference to Exhibit 4.1 to TDS’ Current Report on Form 8-K dated September 16, 2013.

4.6	Indenture for Subordinated Debt Securities between Array and BNY is hereby incorporated by reference to Exhibit 4.1 to Array’s Current Report on Form 8-K dated September 16, 2013.

4.7(a)
First Amended and Restated Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated July 20, 2021.

4.7(b)
First Amendment to First Amended and Restated Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.1 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.7(c)
Second Amendment to First Amended and Restated Credit Agreement, among TDS, Wells Fargo National Association, as administrative agent, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.1 to TDS' Quarterly Report on Form 10-Q for the period ended September 30, 2023.

4.7(d)
Third Amendment to First Amended and Restated Credit Agreement, among TDS, Wells Fargo Bank, National Association, as administrative agent, and the other lenders thereto, dated as of April 17, 2025, is hereby incorporated by reference to Exhibit 4.2 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2025.

4.7(e)
Fourth Amendment to First Amended and Restated Credit Agreement among TDS, Wells Fargo Bank, National Association, as administrative agent, and the other lenders thereto, dated as of December 8, 2025, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated December 8, 2025.

4.8(a)
Fourth Amended and Restated Credit Agreement among Array, CoBank, ACB, as Administrative Agent, and the other lenders party thereto, dated June 25, 2025, is hereby incorporated by reference Exhibit 4.1 to Array's Current Report on Form 8-K dated June 25, 2025.

4.8(b)
First Amendment to Fourth Amended and Restated Credit Agreement, among Array, CoBank, ACB, as Administrative Agent, and the other lenders party thereto, dated December 15, 2025, is hereby incorporated by reference to Exhibit 4.5(b) to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

4.9(a)
First Amended and Restated Credit Agreement, among Array, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of July 20, 2021, including the form of subsidiary Guaranty and Subordination Agreement, is hereby incorporated by reference to Exhibit 4.1 to Array's Current Report on Form 8-K dated July 20, 2021.

4.9(b)
First Amendment to First Amended and Restated Credit Agreement, among Array, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 9, 2021, is hereby incorporated by reference to Exhibit 4.9(b) to Array's Annual Report on Form 10-K for the year ended December 31, 2021.

4.9(c)
Second Amendment to First Amended and Restated Credit Agreement, among Array, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.1 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.9(d)
Third Amendment to First Amended and Restated Credit Agreement, among Array, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.1 to Array's Quarterly Report on Form 10-Q for the period ended September 30, 2023.

4.9(e)
Fourth Amendment to First Amended and Restated Credit Agreement, among Array, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of April 17, 2025, is hereby incorporated by reference to Exhibit 4.2 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2025.

4.9(f)
Fifth Amendment to First Amended and Restated Credit Agreement among Array, Toronto Dominion (Texas) LLC, as administrative agent, and the other lenders thereto, dated as of December 8, 2025, is hereby incorporated by reference to Exhibit 4.1 to Array’s Current Report on Form 8-K dated December 8, 2025.

4.10
Certificate of Designations of TDS, including Form of Stock Certificate evidencing the 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock, filed on March 1, 2021 with the Secretary of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the Series UU Preferred Stock is hereby incorporated as Exhibit 3.3.

4.11(a)
Deposit Agreement, including Form of Depositary Receipt, dated as of March 2, 2021, among TDS, and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts issued thereunder is hereby incorporated by reference to Exhibit 4.2 to TDS' Current Report on Form 8-K dated March 1, 2021.

4.11(b)
Amendment No. 1 to the Deposit Agreement, dated as of March 8, 2021, among TDS, and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts issued thereunder is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated March 8, 2021.

4.12
Certificate of Designations of TDS, including Form of Stock Certificate evidencing the 6.000% Series VV Cumulative Redeemable Perpetual Preferred Stock, filed on August 13, 2021 with the Secretary of the State of Delaware designating the preferences, limitations, voting powers and relative rights of the Series VV Preferred Stock is hereby incorporated by as Exhibit 3.4.

4.13
Deposit Agreement, including Form of Depositary Receipt, dated as of August 16, 2021, among TDS, and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts issued thereunder is hereby incorporated by reference to Exhibit 4.2 to TDS' Current Report on Form 8-K dated August 13, 2021.

4.14(a)
Credit Agreement, between TDS as Borrower and Export Development Canada as Lender, dated as of November 9, 2022, including the form of subsidiary Guaranty, is hereby incorporated by reference to Exhibit 4.1 to TDS' Current Report on Form 8-K dated November 9, 2022.

4.14(b)
First Amendment to Credit Agreement, between TDS as Borrower and Export Development Canada as Lender, dated as of March 2, 2023, is hereby incorporated by reference to Exhibit 4.3 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2023.

4.14(c)
Second Amendment to Credit Agreement, between TDS as Borrower and Export Development Canada as Lender, dated as of September 15, 2023, is hereby incorporated by reference to Exhibit 4.3 to TDS' Quarterly Report on Form 10-Q for the period ended September 30, 2023.

4.14(d)
Third Amendment to Credit Agreement, between TDS as Borrower and Export Development Canada as Lender, dated as of June 20, 2025, is hereby incorporated by reference to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2025.

4.15	Description of TDS' Securities is hereby incorporated by reference to Exhibit 4.20 to TDS' Annual Report on Form 10-K for the year ended December 31, 2021.

9.1
Amendment and Restatement (dated April 22, 2005) of Voting Trust Agreement dated June 30, 1989, is hereby incorporated by reference to the Exhibit filed on Amendment No. 3 to Schedule 13D dated May 2, 2005, filed by the trustees of such voting trust with respect to TDS Common Shares.

10.1(a)*	TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated April 11, 2005.

10.1(b)*	First Amendment to TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.3 to TDS’ Current Report on Form 8-K dated December 10, 2007.

10.1(c)*	Second Amendment to TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.4 to TDS’ Current Report on Form 8-K dated December 10, 2007.

10.1(d)*	Third Amendment to TDS Amended and Restated 2004 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated December 22, 2008.

10.2(a)*	TDS 2011 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit B to TDS’ Notice of Annual Meeting of Shareholders and Proxy Statement dated April 18, 2014.

10.2(b)*	Amendment No. 1 to TDS 2011 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to TDS’ Notice of Annual Meeting of Shareholders and Proxy statement dated April 18, 2014.

10.2(c)*	Amendment No. 2 to TDS 2011 Long-Term Incentive Plan, is hereby incorporated by reference to Exhibit 10.2(c) to TDS’ Annual Report on Form 10-K for the year ended December 31, 2018.

10.3(a)*
TDS Supplemental Executive Retirement Plan, as amended and restated, effective January 1, 2009, is hereby incorporated by reference to Exhibit 10.1 to TDS’ Current Report on Form 8-K dated August 27, 2008.

10.3(b)*	Amendment Number One to the TDS Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.2 to TDS' Current Report on Form 8-K dated March 15, 2012.

10.3(c)*	Amendment Number Two to the TDS Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.3 to TDS' Current Report on Form 8-K dated November 3, 2014.

10.3(d)*	Amendment Number Four to the TDS Supplemental Executive Retirement Plan, is hereby incorporated by reference to Exhibit 10.4 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2025.

10.3(e)*	Amendment Number Five to the TDS Supplemental Executive Retirement Plan.

10.4*
TDS’ Compensation Plan for Non-Employee Directors, dated March 24, 2023, is hereby incorporated by reference to Exhibit A to TDS' Notice of Annual Meeting of Shareholders and Proxy Statement dated April 5, 2023, which was filed with the SEC on Schedule 14A on April 5, 2023.

10.5*	TDS Bonus Deferral and Stock Unit Match Program and Election Form is hereby incorporated by reference to Exhibit 10.6 to TDS’ Annual Report on Form 10-K for the year ended December 31, 2012.

10.6(a)*	Array 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit B to Array’s Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016.

10.6(b)*	Amendment No. 1 to Array 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit A to Array's Notice of Annual Meeting of Shareholders and Proxy Statement dated April 12, 2016.

10.6(c)*	Amendment No. 2 to Array 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(c) to Array's Annual Report on Form 10-K for the year ended December 31, 2018.

10.6(d)*	Amendment No. 3 to Array 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.11(d) to Array's Annual Report on Form 10-K for the year ended December 31, 2020.

10.6(e)*	Amendment No. 4 to Array 2013 Long-Term Incentive Plan is hereby incorporated by reference to Exhibit 10.10(e) to Array's Annual Report on Form 10-K for the year ended December 31, 2021.

10.7(a)*	Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.1 to Array’s Current Report on Form 8-K dated December 10, 2007.

10.7(b)*	First Amendment to Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.6 to Array’s Current Report on Form 8-K dated December 9, 2008.

10.7(c)*
Second Amendment to Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(c) to Array’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.7(d)*
Election Form for Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.12(d) to Array’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.7(e)*
Third Amendment to Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(e) to Array's Annual Report on Form 10-K for the year ended December 31, 2020.

10.7(f)*
Fourth Amendment to Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(f) to Array's Annual Report on Form 10-K for the year ended December 31, 2020.

10.7(g)*
Fifth Amendment to Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(g) to Array's Annual Report on Form 10-K for the year ended December 31, 2020.

10.7(h)*
Sixth Amendment to Array Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.13(h) to Array's Annual Report on Form 10-K for the year ended December 31, 2020.

10.8(a)*
Array Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement — Phantom Stock Account for officers is hereby incorporated by reference to Exhibit 10.5 to Array’s Current Report on Form 8-K dated May 14, 2013.

10.8(b)*
Array Form of Long-Term Incentive Plan Executive Deferred Compensation Agreement — Phantom Stock Account is hereby incorporated by reference to Exhibit 10.12(b) to Array's Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.15*
TDS 2020 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the TDS definitive proxy statement dated April 8, 2020, which was filed with the SEC on Schedule 14A on April 8, 2020.

10.16(a)*
Letter Agreement between Array and Laurent C. Therivel dated June 1, 2020, is hereby incorporated by reference to Exhibit 10.6 to Array's Quarterly Report on Form 10-Q for the period ended June 30, 2020.

10.16(b)*	Addendum to Letter Agreement between Array and Laurent C. Therivel, is hereby incorporated by reference from Exhibit 10.1 to Array's Current Report on Form 8-K filed on May 25, 2023.

10.17(a)*
Array 2021 Executive Deferred Compensation Interest Account Plan effective January 1, 2021, is hereby incorporated by reference to Exhibit 10.1 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2021.

10.17(b)*
First Amendment to the Array 2021 Executive Deferred Compensation Interest Account Plan is hereby incorporated by reference to Exhibit 10.15(b) to Array's Annual Report on Form 10-K for the year ended December 31, 2025.

10.18*	Form of TDS 2011 Long-Term Incentive Plan Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.8 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.19*	Form of TDS 2020 Long-Term Incentive Plan Stock Option Award Agreement, is hereby incorporated by reference to Exhibit 10.9 to TDS' Quarterly Report on Form 10-Q for the period ended March 31, 2022.

10.20(a)*
TDS 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit B to the TDS definitive proxy statement dated April 19, 2024, which was filed with the SEC on Schedule 14A on April 19, 2024.

10.20(b)*
Amendment Number One to the TDS 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the TDS definitive proxy statement dated April 19, 2024, which was filed with the SEC on Schedule 14A on April 19, 2024.

10.21*
Array 2022 Long-Term Incentive Plan, is hereby incorporated by reference from Exhibit A to the Array definitive proxy statement dated April 5, 2022, which was filed with the SEC on Schedule 14A on April 5, 2022.

10.22*
Form of TDS 2022 Long-Term Incentive Plan 2023 Performance Share Award Agreement is hereby incorporated by reference to Exhibit 10.1 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.23*
Form of TDS 2022 Long-Term Incentive Plan 2023 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.24*
Form of Array 2022 Long-Term Incentive Plan 2023 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to Array's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.25*
Form of Array 2022 Long-Term Incentive Plan 2023 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to Array's Quarterly Report on Form 10-Q for the period ended June 30, 2023.

10.26*	Amendment to the Array 2022 Long-Term Incentive Plan Award Agreements is hereby incorporated by reference to Exhibit 10.1 to Array's Current Report on Form 8-K dated December 4, 2023.

10.27*
Form of Array 2022 Long-Term Incentive Plan 2024 Performance Award Agreement, is hereby incorporated by reference to Exhibit 10.2 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2024.

10.28*
Form of Array 2022 Long-Term Incentive Plan 2024 Restricted Stock Unit Award Agreement, is hereby incorporated by reference to Exhibit 10.3 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2024.

10.29*
Form of TDS 2022 Long-Term Incentive Plan 2024 Performance Share Award Agreement, is hereby incorporated by reference to Exhibit 10.1 to TDS's Quarterly Report on Form 10-Q for the period ended June 30, 2024.

10.30*
Form of TDS 2022 Long-Term Incentive Plan 2024 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2024.

10.31*	Array 2025 Officer Annual Incentive Plan effective January 1, 2025, is hereby incorporated by reference to Exhibit 10.1 to Array's Current Report on Form 8-K dated January 15, 2025.

10.32*
Form of Array 2022 Long-Term Incentive Plan 2025 Performance Award Agreement is hereby incorporated by reference to Exhibit 10.1 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2025.

10.33*
Form of Array 2022 Long-Term Incentive Plan 2025 Restricted Stock Unit Award Agreement is hereby incorporated by reference to Exhibit 10.2 to Array's Quarterly Report on Form 10-Q for the period ended March 31, 2025.

10.34*	TDS 2025 Executive Officer Bonus Program is hereby incorporated by reference to Exhibit 10.1 to TDS' Current Report on Form 8-K dated March 14, 2025.

10.35*	Form of TDS 2022 Long-Term Incentive Plan 2025 Performance Share Award Agreement, is hereby incorporated by reference to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2025.

10.36*	Form of TDS 2022 Long-Term Incentive Plan 2025 Restricted Stock Unit Award Agreement, is hereby incorporated by reference to TDS' Quarterly Report on Form 10-Q for the period ended June 30, 2025.

10.37*	Transition Agreement between TDS Telecom Service LLC and James Butman, is hereby incorporated by reference from Exhibit 10.1 to TDS' Current Report on Form 8-K dated July 3, 2025.

10.38*	Letter Agreement between Array and Anthony Carlson dated November 6, 2025, is hereby incorporated by reference from Exhibit 10.1 to Array's Current Report on Form 8-K dated November 6, 2025.

10.39*	Letter Agreement between TDS Telecommunications LLC and Kenneth Dixon dated June 2, 2025.

10.40
License Purchase Agreement, dated as of October 17, 2024, among Array, and certain subsidiaries of Array, and Verizon Communications Inc., is hereby incorporated by reference to Annex A to Array's Schedule 14C Information Statement filed on January 23, 2025.

10.41
License Purchase Agreement, dated as of November 6, 2024, among Array, and certain subsidiaries of Array, and New Cingular Wireless PCS, LLC, is hereby incorporated by reference to Annex A to Array's Schedule 14C Information Statement filed on January 23, 2025.

10.42**
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

TELEPHONE AND DATA SYSTEMS, INC.

By:	/s/ Walter C. D. Carlson
Walter C. D. Carlson
President and Chief Executive Officer
(principal executive officer)

Date:	February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Vicki L. Villacrez
Vicki L. Villacrez
Executive Vice President and Chief Financial Officer
(principal financial officer)

Date:	February 24, 2026

By:	/s/ Anita J. Kroll
Anita J. Kroll
Vice President - Controller and Chief Accounting Officer
(principal accounting officer)

Date:	February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Walter C. D. Carlson	Director	February 24, 2026
Walter C. D. Carlson

/s/ LeRoy T. Carlson, Jr.	Director	February 24, 2026
LeRoy T. Carlson, Jr.

/s/ Prudence E. Carlson	Director	February 24, 2026
Prudence E. Carlson

/s/ Letitia G. Carlson, M.D.	Director	February 24, 2026
Letitia G. Carlson, M.D.

/s/ Kenneth S. Dixon	Director	February 24, 2026
Kenneth S. Dixon

/s/ Kimberly D. Dixon	Director	February 24, 2026
Kimberly D. Dixon

/s/ George W. Off	Director	February 24, 2026
George W. Off

/s/ Christopher D. O’Leary	Director	February 24, 2026
Christopher D. O’Leary

/s/ Wade Oosterman	Director	February 24, 2026
Wade Oosterman

/s/ Napoleon B. Rutledge, Jr.	Director	February 24, 2026
Napoleon B. Rutledge, Jr.

/s/ Vicki L. Villacrez	Director	February 24, 2026
Vicki L. Villacrez

/s/ Dirk S. Woessner	Director	February 24, 2026
Dirk S. Woessner