Form 10-Q
period 2026-06-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2026-08-07
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
(Address of principal executive offices) (Zip code)
Registrant's telephone number, including area code: (312) 630-1900

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, $.01 par value	TDS	New York Stock Exchange
Depositary Shares each representing a 1/1000th interest in a share of 6.625% Series UU Cumulative Redeemable Perpetual Preferred Stock, $.01 par value	TDSPrU	New York Stock Exchange
Depositary Shares each representing a 1/1000th interest in a share of 6.000% Series VV Cumulative Redeemable Perpetual Preferred Stock, $.01 par value	TDSPrV	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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

The number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2026, is 107.6 million Common Shares, $.01 par value, and 7.5 million Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2026

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and six months ended June 30, 2026, to the three and six months ended June 30, 2025. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2025. Certain numbers included herein are rounded to thousands or millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
▪TDS Telecom seeks to drive growth by investing in fiber deployment and growing its operations by creating clusters of markets in attractive, growing locations and may seek to acquire and/or divest of assets to support its strategy.
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
Strategic Alternatives Review
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) under a Securities Purchase Agreement (Securities Purchase Agreement). Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through an exchange offer made to Array's debtholders. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. As of June 30, 2026, Array recorded an estimated purchase price true-up payable to T-Mobile of $24.9 million. The wireless operations and select spectrum assets sold to T-Mobile are presented as discontinued operations throughout this report. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
In addition to the sale of Array's wireless operations and select spectrum assets to T-Mobile pursuant to the Securities Purchase Agreement, Array also separately entered into the following material agreements to sell spectrum assets.

Spectrum Licenses	Buyer	Purchase Price	Signing Date	Close Date
(Dollars in thousands)
AWS, Cellular and PCS	Verizon	$1,000,000	October 17, 2024	June 1, 2026
3.45 GHz and 700 MHz	AT&T	$1,018,044	November 6, 2024	January 13, 2026
700 MHz[1]	T-Mobile	$74,800	August 29, 2025	May 5, 2026
700 MHz[1]	T-Mobile	$10,200	August 29, 2025	Estimated 2026
600 MHz	T-Mobile	$86,387	October 7, 2025	May 12, 2026
600 MHz[2]	T-Mobile	$19,613	June 5, 2026	Estimated 2026
1     This license transaction involves multiple closing dates. The first group of spectrum licenses received regulatory approval and closed on May 5, 2026. The additional spectrum licenses remain subject to regulatory approval and other customary closing conditions.
2    This license transaction remains subject to regulatory approval and other customary closing conditions.
See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information related to the spectrum license transactions.

The strategic alternatives review process is ongoing as Array works toward closing the remaining T-Mobile spectrum transactions signed during 2025 and 2026. Array also continues to seek to opportunistically monetize its remaining spectrum assets that are not subject to executed agreements.
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
In addition to the spectrum transactions at Array and the Array Proposal, TDS continues to explore opportunities to transform its business operations given the change in scale of the overall TDS organization following the divestiture of the wireless operations. Together, these initiatives are referred to as the strategic alternatives review throughout this report. TDS incurred third-party expenses related to the strategic alternatives review of $8.6 million and $9.8 million for the three and six months ended June 30, 2026, respectively, and $0.8 million and $2.1 million for the three and six months ended June 30, 2025, respectively, which are included in Selling, general and administrative expenses for continuing operations and excluded from Adjusted OIBDA and Adjusted EBITDA non-GAAP financial measures.

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

Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the three and six months ended June 30, 2026, to the three and six months ended June 30, 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
(Dollars in thousands)
Operating revenues
TDS Telecom	$248,406	$264,931	(6)%	$497,978	$522,291	(5)%
Array	54,070	28,529	90%	106,082	55,513	91%
All Other[1]	6,805	5,081	34%	14,671	11,170	31%
Total operating revenues	309,281	298,541	4%	618,731	588,974	5%
Operating expenses
TDS Telecom	256,684	250,959	2%	509,988	508,460	—
Array	(345,193)	46,719	N/M	(453,966)	103,329	N/M
All Other[1]	24,578	13,170	87%	45,679	23,426	95%
Total operating expenses	(63,931)	310,848	N/M	101,701	635,215	(84)%
Operating income (loss)
TDS Telecom	(8,278)	13,972	N/M	(12,010)	13,831	N/M
Array	399,263	(18,190)	N/M	560,048	(47,816)	N/M
All Other[1]	(17,773)	(8,089)	N/M	(31,008)	(12,256)	N/M
Total operating income (loss)	373,212	(12,307)	N/M	517,030	(46,241)	N/M
Other income (expense)
Equity in earnings of unconsolidated entities	37,126	42,952	(14)%	79,028	79,471	(1)%
Interest and dividend income	19,631	6,110	N/M	33,417	12,381	N/M
Interest expense	(11,388)	(29,166)	61%	(16,709)	(53,074)	69%
Short-term imputed spectrum lease income	23,770	—	N/M	57,970	—	N/M
Other, net	5,346	2,395	N/M	10,796	5,117	N/M
Total other income	74,485	22,291	N/M	164,502	43,895	N/M

Income (loss) before income taxes	447,697	9,984	N/M	681,532	(2,346)	N/M
Income tax expense (benefit)	106,410	(4,224)	N/M	160,819	(12,347)	N/M
Net income from continuing operations	341,287	14,208	N/M	520,713	10,001	N/M
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	63,332	2,943	N/M	96,143	4,667	N/M
Net income from continuing operations attributable to TDS shareholders	277,955	11,265	N/M	424,570	5,334	N/M

Net income from discontinued operations	25,071	3,578	N/M	22,683	19,749	15%
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	4,660	3,272	42%	4,292	6,041	(29)%
Net income from discontinued operations attributable to TDS shareholders	20,411	306	N/M	18,391	13,708	34%

Net income	366,358	17,786	N/M	543,396	29,750	N/M
Less: Net income attributable to noncontrolling interests, net of tax	67,992	6,215	N/M	100,435	10,708	N/M
Net income attributable to TDS shareholders	298,366	11,571	N/M	442,961	19,042	N/M
TDS Preferred Share dividends	17,306	17,306	—	34,613	34,613	—
Net income (loss) attributable to TDS common shareholders	$281,060	$(5,735)	N/M	$408,348	$(15,571)	N/M

Adjusted OIBDA from continuing operations (Non-GAAP)[2]	$77,126	$68,800	12%	$160,529	$120,285	33%
Adjusted EBITDA from continuing operations (Non-GAAP)[2]	$139,229	$120,257	16%	$283,770	$217,254	31%
Capital expenditures from continuing operations[3]	$183,633	$94,588	94%	$319,862	$158,731	N/M
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
Interest expense
Interest expense decreased for the three and six months ended June 30, 2026 due primarily to the repayment of TDS debt facilities in August 2025 and January 2026, partially offset by the new term loan that Array entered into in August 2025 and a decrease in capitalized interest. Interest expense from continuing operations excludes interest costs in all periods associated with Array term loans repaid, and Array debt exchanged, in conjunction with the sale of Array's wireless operations to T-Mobile. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Income tax expense (benefit)
Income tax expense on continuing operations increased for the three and six months ended June 30, 2026, due primarily to the increase in Income before income taxes that resulted from the gains on license sales in the current period.
Net income from continuing operations attributable to noncontrolling interests, net of tax

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in thousands)
Array noncontrolling public shareholders’	$60,545	$2,564	$93,038	$3,350
Noncontrolling shareholders’ or partners’	2,787	379	3,105	1,317
Net income from continuing operations attributable to noncontrolling interests, net of tax	$63,332	$2,943	$96,143	$4,667
Net income from continuing operations attributable to noncontrolling interests, net of tax includes the noncontrolling public shareholders’ share of Array’s net income from continuing operations, the noncontrolling shareholders’ or partners’ share of certain Array subsidiaries’ net income from continuing operations and other TDS noncontrolling interests.
Net income from discontinued operations attributable to TDS shareholders
See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the components of Net income from discontinued operations.

Earnings
(Dollars in millions)

$600
$500
$400
$300
$200
$100
$0
$14
$120
$341
$139
$10
$217
$521
$284
Q2 2025
Q2 2026
YTD 2025
YTD 2026
Net income from continuing operations
Adjusted EBITDA from continuing operations*

Three Months Ended
Net income increased due primarily to gains on the sale of wireless spectrum licenses, short-term imputed spectrum lease income, lower interest expense and higher interest and dividend income, partially offset by higher income tax expense.
Adjusted EBITDA increased due primarily to higher interest and dividend income and higher operating revenues, partially offset by lower equity in earnings of unconsolidated entities.
Six Months Ended
Net income increased due primarily to gains on the sale of wireless spectrum licenses, short-term imputed spectrum lease income, lower interest expense, higher operating revenues and higher interest and dividend income, partially offset by higher income tax expense.
Adjusted EBITDA increased due primarily to higher operating revenues, higher interest and dividend income and lower operating expenses.
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

OPERATIONS

TDS Telecom headquarters, Madison, WI
TDS Telecom operations

▪Serves 1.1 million connections in 30 states
▪Employs approximately 3,700 associates

Operational Overview — TDS Telecom
Total Service Address Mix
As of June 30,

TDS Telecom increased its service addresses 7% from a year ago to 1.9 million as of June 30, 2026 through footprint expansion. TDS Telecom serves 52% of incumbent service addresses with fiber.
TDS Telecom offers 1Gig+ service to 80% of its total footprint as of June 30, 2026, compared to 75% a year ago.

As of or for the Quarter Ended June 30,	2026	2025	2026 vs. 2025
Residential connections
Broadband
Incumbent Fiber	134,300	121,200	11%
Incumbent Copper	77,700	106,500	(27)%
Expansion Fiber	179,600	141,800	27%
Cable	176,100	188,200	(6)%
Total Broadband	567,700	557,700	2%
Video	105,600	116,500	(9)%
Voice	209,300	248,700	(16)%
Wireless	8,100	1,600	N/M
Total Residential Connections	890,700	924,500	(4)%
Commercial connections	163,600	184,300	(11)%
Total connections	1,054,200	1,108,800	(5)%

Total residential fiber net adds	15,100	10,300	47%
Total residential broadband net adds	5,700	3,900	46%

Residential fiber churn	1.2%	1.1%
Total residential broadband churn	1.7%	1.5%
N/M - Percentage change not meaningful
Numbers may not foot due to rounding.
Total connections decreased due to declines in legacy voice and video products, as well as broadband connections in copper and cable markets, partially offset by growth in fiber markets and wireless connections.
Divestitures in 2025 resulted in a decrease of 12,900 connections, including 5,300 residential broadband connections.

Residential Broadband Connections by Speed
As of June 30,
Residential broadband customers continue to take higher speeds with 89% on 100 Mbps or higher products and 51% on 1Gig+ products.

Residential Revenue per Connection

Total residential revenue per connection increased by 1% for the three and six months ended June 30, 2026, due primarily to price increases, partially offset by promotional activity and customer product mix.

Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the three and six months ended June 30, 2026, to the three and six months ended June 30, 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
(Dollars in thousands)
Residential
Incumbent	$75,868	$84,665	(10)%	$153,160	$170,259	(10)%
Expansion	45,656	36,580	25%	89,218	70,986	26%
Cable	56,240	62,174	(10)%	113,982	126,022	(10)%
Total residential	177,764	183,419	(3)%	356,360	367,267	(3)%
Commercial	32,776	34,617	(5)%	65,571	69,251	(5)%
Wholesale	37,817	46,704	(19)%	75,934	85,381	(11)%
Total service revenues	248,357	264,740	(6)%	497,865	521,899	(5)%
Equipment revenues	49	191	(74)%	113	392	(71)%
Total operating revenues	248,406	264,931	(6)%	497,978	522,291	(5)%

Cost of operations (excluding Depreciation, amortization and accretion reported below)	100,583	97,049	4%	197,765	198,013	—
Cost of equipment and products	118	116	2%	229	380	(40)%
Selling, general and administrative	79,038	82,555	(4)%	160,098	165,702	(3)%
Depreciation, amortization and accretion	73,585	73,137	1%	146,142	144,577	1%
(Gain) loss on asset disposals, net	4,960	6,206	(20)%	5,792	7,868	(26)%
(Gain) loss on sale of business and other exit costs, net	—	(8,104)	N/M	1,562	(8,080)	N/M
(Gain) loss on license sales and exchanges, net	(1,600)	—	N/M	(1,600)	—	N/M
Total operating expenses	256,684	250,959	2%	509,988	508,460	—

Operating income (loss)	$(8,278)	$13,972	N/M	$(12,010)	$13,831	N/M

Net income (loss)	$(4,993)	$16,084	N/M	$(3,946)	$19,611	N/M
Adjusted OIBDA (Non-GAAP)[1]	$68,667	$85,211	(19)%	$139,973	$158,196	(12)%
Adjusted EBITDA (Non-GAAP)[1]	$70,375	$88,537	(21)%	$144,214	$164,861	(13)%
Capital expenditures[2]	$179,197	$90,187	99%	$305,160	$149,056	N/M
N/M - Percentage change not meaningful.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended June 30, 2026 and 2025
(Dollars in millions)

Operating Revenues
Six Months Ended June 30, 2026 and 2025
(Dollars in millions)

Residential revenues consist of:
•Broadband services
•Video services, including cloud-based video services, IPTV, traditional cable programming and satellite offerings
•Voice services
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

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues decreased for the three and six months ended June 30, 2026, due primarily to declines in legacy markets and divestitures, partially offset by growth in expansion markets and price increases.
Commercial revenues decreased for the three and six months ended June 30, 2026, due primarily to declining connections in legacy markets and divestitures.
Wholesale revenues decreased for the three and six months ended June 30, 2026, due primarily to divestitures, the continued decline of special access circuits and discrete reserve adjustments in the prior year.
The 2025 divestitures contributed a decrease of $5.3 million in operating revenues from the comparable three months ended June 30, 2025 and a decrease of $11.2 million in operating revenues from the comparable six months ended June 30, 2025.

Cost of operations
Cost of operations increased for the three months ended June 30, 2026, due primarily to increased vehicle and plant costs, partially offset by lower video programming and employee-related costs.
Selling, general and administrative
Selling, general and administrative expenses decreased for the three months ended June 30, 2026, due primarily to decreases in regulatory fees and employee-related costs.
Selling, general and administrative expenses decreased for the six months ended June 30, 2026, due primarily to decreases in regulatory fees, employee-related costs, and IT application costs, partially offset by higher bad debt expense and professional service costs.
(Gain) loss on asset disposals, net
Losses on asset disposals decreased for the three and six months ended June 30, 2026 due primarily to the write-off of cancelled projects in 2025.
(Gain) loss on sale of business and other exit costs, net
Gains on sale of business decreased for the three and six months ended June 30, 2026 due to the divestitures of certain markets in 2025.

ARRAY OPERATIONS
Business Overview
Array connects America through digital infrastructure by leasing tower space to tenants and providing ancillary services. Array also holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of June 30, 2026, Array is an 81.9%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
Towers
Array seeks to grow tower revenue primarily through increasing colocations on existing towers and amendments to existing colocations. Array seeks to provide unique tower locations, attractive terms and streamlined implementation to wireless network operators, internet service providers, government and public safety agencies, broadcast and media companies, and other businesses. As of June 30, 2026, Array owns 4,456 towers in 19 states.
Noncontrolling interest investments
Array holds noncontrolling interests in primarily wireless operating companies that generate material amounts of income and cash distributions. These entities primarily consist of wireless entities managed by Verizon and AT&T. The noncontrolling entities that are managed by Array consist primarily of tower operations.
Retained spectrum
Array holds wireless spectrum that is subject to sale agreements described above, and additional wireless spectrum not subject to pending sale agreements that Array seeks to opportunistically monetize. As of June 30, 2026, the book value of the remaining spectrum not subject to pending sale agreements was $1,584.7 million and includes primarily C-Band spectrum. Array incurred costs related to the management of the retained spectrum of $2.1 million and $4.0 million as a standalone tower company during the three and six months ended June 30, 2026.

OPERATIONS

As of June 30, 2026
Owned towers	4,456
Number of colocations[1]	4,362
Tower tenancy rate[1]	0.98
1Includes T-Mobile MLA committed site minimum of 2,015. Excludes Interim Sites whereby T-Mobile is leasing up to 1,800 sites for a period of up to 30 months subject to the terms and conditions of the MLA. As of June 30, 2026, the Number of colocations and the Tower tenancy rate exclude DISH Wireless due to the low probability of fulfilling its lease commitments. See Financial Overview within this MD&A for additional information.

Financial Overview — Array
The following discussion and analysis compares financial results for the three and six months ended June 30, 2026, to the three and six months ended June 30, 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
(Dollars in thousands)
Operating revenues
Site rental	$53,175	$27,230	95%	$104,199	$53,825	94%
Services	895	1,299	(31)%	1,883	1,688	12%
Total operating revenues	54,070	28,529	90%	106,082	55,513	91%

Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	23,497	19,396	21%	45,106	35,687	26%
Selling, general and administrative	22,906	19,337	18%	35,651	48,537	(27)%
Depreciation, amortization and accretion	14,428	11,999	20%	27,032	23,992	13%
(Gain) loss on asset disposals, net	3,809	(313)	N/M	4,713	(87)	N/M
(Gain) loss on license sales and exchanges, net	(409,833)	(3,700)	N/M	(566,468)	(4,800)	N/M
Total operating expenses	(345,193)	46,719	N/M	(453,966)	103,329	N/M

Operating income (loss)	399,263	(18,190)	N/M	560,048	(47,816)	N/M

Other income (expense)
Equity in earnings of unconsolidated entities	34,726	41,714	(17)%	75,135	77,641	(3)%
Interest and dividend income	6,431	3,701	74%	10,653	6,358	68%
Interest expense	(10,860)	(3,711)	N/M	(18,040)	(7,378)	N/M
Short-term imputed spectrum lease income	23,770	—	N/M	57,970	—	N/M
Other, net	(13)	—	N/M	(26)	—	N/M
Total other income	54,054	41,704	30%	125,692	76,621	64%
Income before income taxes	453,317	23,514	N/M	685,740	28,805	N/M
Income tax expense	115,870	8,415	N/M	168,268	8,222	N/M
Net income from continuing operations	$337,447	$15,099	N/M	$517,472	$20,583	N/M

Adjusted OIBDA from continuing operations (Non-GAAP)[1]	$15,058	$(9,489)	N/M	$32,903	$(26,851)	N/M
Adjusted EBITDA from continuing operations (Non-GAAP)[1]	$56,202	$35,926	56%	$118,665	$57,148	N/M
Capital expenditures from continuing operations[2]	$3,895	$4,211	(8)%	$12,541	$9,051	39%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Key components of changes in the statement of operations items were as follows:
Site rental revenues
Site rental revenues increased for the three and six months ended June 30, 2026, primarily as a result of the execution of the T-Mobile MLA, pursuant to which T-Mobile leases space on an additional minimum 2,015 Array-owned towers, which were not under existing leases for T-Mobile, for a minimum of 15 years and leases space on approximately 1,800 Array-owned towers on an interim basis. The duration of the interim lease is 30 months, and T-Mobile may cancel such interim leases at their option on a tower-by-tower basis at any time. Array expects interim lease revenue, which was $6.7 million and $14.9 million for the three and six months ended June 30, 2026, respectively, to continue to decline in future periods as T-Mobile terminates these interim leases over the course of the 30-month integration period, which ends January 2028. Further, the MLA extended the license term for approximately 600 existing T-Mobile colocations on Array towers for a new 15-year term that commenced on August 1, 2025.
This was partially offset by a $1.7 million and $6.0 million decrease in site rental revenues from DISH Wireless for the three and six months ended June 30, 2026, including a $2.9 million write-off of contractual assets and liabilities that was recorded in the first quarter of 2026. In September 2025, Array received a letter from DISH Wireless claiming that its obligations under its Master Lease Agreement with Array were excused due to actions taken by the FCC and subsequent agreements to sell spectrum assets. DISH Wireless subsequently failed to make certain payments due to Array under its contractual commitment. Beginning in the first quarter of 2026, Array is no longer recognizing revenue in connection with DISH. Site rental revenues from DISH Wireless were $6.5 million in 2025. In June 2026, DISH Wireless and other DISH entities filed for bankruptcy and Array is monitoring those proceedings.
Cost of operations
Cost of operations increased in the three and six months ended June 30, 2026 due primarily to a change in the classification of property tax and property insurance following the sale of the wireless business, an increase in maintenance expenses and an increase in cell site ground rent due to incremental expense related to customer growth, new leases, lease amendments and escalations.
Selling, general and administrative
Selling, general and administrative expenses increased for the three months ended June 30, 2026 due primarily to an increase in strategic alternatives review expenses, partially offset by a decrease in shared overhead costs and a change in the classification of property tax and property insurance following the sale of the wireless business.
Selling, general and administrative expenses decreased for the six months ended June 30, 2026 due primarily to decreases in shared overhead costs and employee expenses and a change in the classification of property tax and property insurance following the sale of the wireless business, partially offset by an increase in strategic alternatives review expenses.
Selling, general and administrative expenses in 2026 include costs to support the winddown of the legacy wireless operations. These expenses are expected to persist at a declining rate into future periods.
(Gain) loss on asset disposals, net
(Gain) loss on asset disposals, net increased for the three and six months ended June 30, 2026 due primarily to the disposal of assets no longer required to maintain certain spectrum licenses.
(Gain) loss on license sales and exchanges, net
(Gain) loss on license sales and exchanges, net increased for the three and six months ended June 30, 2026 due primarily to the sale of certain AWS, Cellular and PCS wireless spectrum licenses to Verizon in the second quarter of 2026 and the sale of certain 3.45 GHz and 700 MHz wireless spectrum licenses to AT&T in the first quarter of 2026. See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
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
Interest expense
Interest expense from continuing operations excludes interest costs in all periods associated with term loans repaid, and debt exchanged, in conjunction with the sale of Array's wireless operations to T-Mobile. As a result, the increase in interest expense for the three and six months ended June 30, 2026 is primarily attributable to the new term loan that Array entered into in August 2025 and a decrease in capitalized interest.

Short-term imputed spectrum lease income
Short-term imputed spectrum lease income increased for the three and six months ended June 30, 2026 due to the execution of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year from closing. The portion of the purchase price allocated to the use of this spectrum will be amortized over one year following the close. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the spectrum leases.
Income tax expense
Income tax expense on continuing operations increased for the three and six months ended June 30, 2026, due primarily to the increase in Income before income taxes that resulted from the gains on license sales in the current period.

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
In the second quarter of 2026, Array closed on various sales of certain wireless spectrum licenses to Verizon and T-Mobile for total proceeds of $1,167.6 million and expects a cash income tax liability on the transactions of approximately $170.0 million, most of which will be paid during the third quarter of 2026.

Cash and Cash Equivalents
(Dollars in millions)

The majority of TDS’ Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies and bank deposit accounts. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

Financing
Revolving Credit Agreements
TDS and Array have unsecured revolving credit agreements with maximum borrowing capacities of $400.0 million and $100.0 million, respectively. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity in December 2030. As of June 30, 2026, there were no outstanding borrowings under the agreements, except for letters of credit, and TDS' and Array's unused borrowing capacity was $399.5 million and $99.9 million, respectively.
Term Loan Agreement
As of June 30, 2026, Array has outstanding borrowings of $325.0 million under a term loan agreement with CoBank, ACB. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%.
Export Credit Financing Agreement
In January 2026, TDS repaid the entire outstanding borrowings under its term loan agreement with Export Development Canada of $150.0 million.

Debt Covenants
The TDS and Array revolving credit agreements and the Array term loan agreement with CoBank require TDS or Array, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and Array are required to maintain a Consolidated Leverage Ratio, as defined in the agreements, as of the end of any fiscal quarter at a level not to exceed 3.50 to 1.00. TDS and Array are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and Array believe that they were in compliance as of June 30, 2026 with all such financial covenants.

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
Capital expenditures for continuing operations (i.e., additions to property, plant and equipment), which include the effects of accruals and capitalized interest, for the six months ended June 30, 2026 and 2025, were as follows:

Capital Expenditures
(Dollars in millions)

TDS Telecom’s capital expenditures for the six months ended June 30, 2026 and 2025, were $305.2 million and $149.1 million, respectively.
Capital expenditures for the full year 2026 are expected to be between $625.0 million and $675.0 million. These expenditures are expected to be used principally for the following purposes:
▪Continue fiber deployment in expansion markets and to meet E-ACAM build-out requirements;
▪Support broadband growth and success-based spending; and
▪Maintain and enhance existing infrastructure.

Array's capital expenditures for the six months ended June 30, 2026 and 2025, were $12.5 million and $9.1 million, respectively.

Array's capital expenditures for 2026 are expected to be between $25.0 million and $35.0 million. These capital expenditures are expected to be used for purchases of land interests which are opportunistic in nature, tower maintenance, tower builds and one-time costs of migrating the tower light monitoring function to Array's long-term solution.

TDS intends to finance its capital expenditures for 2026 using existing cash balances and cash flows from operating activities.
Acquisitions and Divestitures
TDS is engaged and may in the future be engaged in negotiations (subject to all applicable regulations) relating to the acquisition or divestiture of companies, properties and assets. In general, TDS does not disclose such transactions until there is a definitive agreement.
See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information related to acquisitions and divestitures.

Other Obligations
TDS will require capital for future spending on existing contractual obligations, including long-term debt obligations; preferred stock dividend obligations; lease commitments; E-ACAM obligations; tax payments related to announced wireless spectrum license transactions; and acquisitions. Refer to Liquidity and Capital Resources within this MD&A for additional information.
Dividends
TDS paid quarterly dividends per outstanding share of $0.04 in the second quarter of 2026 and 2025. It is uncertain at this time how the outcome of the strategic review process for Array, TDS' available opportunities to reinvest in its businesses, or TDS' ongoing liquidity needs, may impact the decisions of the TDS Board of Directors regarding the declaration of future cash dividends.

TDS paid quarterly dividends per outstanding Series UU depositary share (each representing 1/1,000th of a Preferred Share) of $0.414 in the second quarter of 2026 and 2025.

TDS paid quarterly dividends per outstanding Series VV depositary share (each representing 1/1,000th of a Preferred Share) of $0.375 in the second quarter of 2026 and 2025.

Array has not paid any regular cash dividends in past periods. In conjunction with the close of the transaction of the sale of spectrum licenses to AT&T on January 13, 2026, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026 for a total amount of $885.5 million. TDS received its pro-rata share of the $10.25 per share special dividend in the amount of $725.6 million. In conjunction with the close of the transaction of the sale of spectrum licenses to Verizon on June 1, 2026, on this same date, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $11.00 for shareholders of record on June 11, 2026, which was paid on June 25, 2026 for a total amount of $951.3 million. TDS received its pro-rata share of the $11.00 per share special dividend in the amount of $778.7 million.

Consolidated Cash Flow Analysis
The following discussion summarizes TDS' cash flow activities for the six months ended June 30, 2026 and 2025. Cash flows may fluctuate from quarter to quarter and year to year due to timing and other factors. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.
2026 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $1,428.1 million. Net cash provided by operating activities related to continuing operations was $151.1 million due to net income of $520.7 million adjusted for non-cash items of $562.2 million, distributions received from unconsolidated entities of $66.6 million, including $26.1 million in distributions from the LA Partnership, and changes in working capital items which increased net cash by $126.0 million. The working capital changes were primarily driven by the timing of tax payments on the sale of spectrum licenses, partially offset by the payment of associate bonuses and deferred revenue related to spectrum leases. Cash flows used in operating activities related to discontinued operations were $28.0 million.
Cash flows provided by investing activities related to continuing operations were $1,872.2 million, due primarily to cash received from divestitures of $2,188.2 million, partially offset by payments for property, plant and equipment of $317.9 million. There were no cash flows provided by investing activities related to discontinued operations.
Cash flows used for financing activities related to continuing operations were $567.2 million, due primarily to the payment of $332.5 million in Array dividends to noncontrolling public shareholders, repayments on TDS long-term debt agreements of $150.7 million, the payment of $43.8 million in TDS dividends and tax withholdings, net of cash receipts, for TDS and Array stock-based compensation awards of $36.3 million. There were no cash flows used for financing activities related to discontinued operations.
2025 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $176.0 million. Net cash provided by operating activities related to continuing operations was $126.0 million due to net income of $10.0 million adjusted for non-cash items of $93.8 million and distributions received from unconsolidated entities of $87.9 million, including $34.3 million in distributions from the LA Partnership. Distributions from certain equity method investments operated by Verizon included a special distribution of $25.3 million related to proceeds received by Verizon managed entities related to Verizon's tower transaction with Vertical Bridge that closed in December 2024. The changes in working capital items decreased net cash by $65.8 million. The working capital changes were primarily driven by the payment of associate bonuses and an increase in receivable balances. Cash flows provided by operating activities related to discontinued operations were $481.3 million.
Cash flows used for investing activities related to continuing operations were $128.0 million, due primarily to payments for property, plant and equipment of $150.5 million, partially offset by cash received from divestitures of $24.2 million. Cash flows used for investing activities related to discontinued operations were $135.6 million.
Cash flows used for financing activities related to continuing operations were $148.0 million, due primarily to tax withholdings, net of cash receipts, for TDS and Array stock-based compensation awards of $59.7 million, the payment of $43.8 million in TDS dividends, the repurchase of Array Common Shares of $21.4 million, and repayments on TDS and Array long-term debt agreements of $17.1 million. Cash flows used for financing activities related to discontinued operations were $19.7 million.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2026 were as follows:
Non-current assets held for sale
Non-current assets held for sale decreased $1,550.7 million due primarily to the sale of wireless spectrum licenses to AT&T, Verizon and T-Mobile in 2026. See Note 6 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Customer deposits and deferred revenues
Customer deposits and deferred revenues decreased $58.9 million due primarily to the recognition of the deferral of a portion of the T-Mobile purchase price related to T-Mobile's use of certain spectrum assets at no cost for up to one year from closing. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Accrued taxes
Accrued taxes increased $213.4 million due primarily to the taxable gain on the sale of wireless spectrum licenses to AT&T, Verizon and T-Mobile in 2026.
Accrued compensation
Accrued compensation decreased $16.4 million due primarily to associate bonus payments in March 2026.
Deferred income tax liability, net
Deferred income tax liability, net decreased $142.7 million due primarily to reversals of temporary differences related to prior amortization of wireless spectrum licenses, triggered by the sale of wireless spectrum licenses to AT&T, Verizon and T-Mobile during 2026.
Long-term debt, net
Long-term debt, net decreased $152.7 million due primarily to the repayment of the TDS export credit financing agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
TDS - CONSOLIDATED	2026	2025	2026	2025
(Dollars in thousands)
Net income from continuing operations (GAAP)	$341,287	$14,208	$520,713	$10,001
Add back:
Income tax expense (benefit)	106,410	(4,224)	160,819	(12,347)
Interest expense	11,388	29,166	16,709	53,074
Depreciation, amortization and accretion	88,777	86,022	174,720	170,349
EBITDA (Non-GAAP)	547,862	125,172	872,961	221,077
Add back or deduct:
Expenses related to strategic alternatives review	8,648	758	9,796	2,059
(Gain) loss on asset disposals, net	8,769	5,906	10,579	7,795
(Gain) loss on sale of business and other exit costs, net	—	(7,879)	1,562	(8,877)
(Gain) loss on license sales and exchanges, net	(402,280)	(3,700)	(553,158)	(4,800)
Short-term imputed spectrum lease income	(23,770)	—	(57,970)	—
Adjusted EBITDA (Non-GAAP)	139,229	120,257	283,770	217,254
Deduct:
Equity in earnings of unconsolidated entities	37,126	42,952	79,028	79,471
Interest and dividend income	19,631	6,110	33,417	12,381
Other, net	5,346	2,395	10,796	5,117
Adjusted OIBDA (Non-GAAP)	77,126	68,800	160,529	120,285
Deduct:
Depreciation, amortization and accretion	88,777	86,022	174,720	170,349
Expenses related to strategic alternatives review	8,648	758	9,796	2,059
(Gain) loss on asset disposals, net	8,769	5,906	10,579	7,795
(Gain) loss on sale of business and other exit costs, net	—	(7,879)	1,562	(8,877)
(Gain) loss on license sales and exchanges, net	(402,280)	(3,700)	(553,158)	(4,800)
Operating income (loss) (GAAP)	$373,212	$(12,307)	$517,030	$(46,241)

	Three Months Ended June 30,		Six Months Ended June 30,
TDS TELECOM	2026	2025	2026	2025
(Dollars in thousands)
Net income (loss) (GAAP)	$(4,993)	$16,084	$(3,946)	$19,611
Add back:
Income tax expense (benefit)	(1,909)	2,174	(3,998)	3,309
Interest expense	332	(960)	175	(2,424)
Depreciation, amortization and accretion	73,585	73,137	146,142	144,577
EBITDA (Non-GAAP)	67,015	90,435	138,373	165,073
Add back or deduct:
Expenses related to strategic alternatives review	—	—	87	—
(Gain) loss on asset disposals, net	4,960	6,206	5,792	7,868
(Gain) loss on sale of business and other exit costs, net	—	(8,104)	1,562	(8,080)
(Gain) loss on license sales and exchanges, net	(1,600)	—	(1,600)	—
Adjusted EBITDA (Non-GAAP)	70,375	88,537	144,214	164,861
Deduct:
Interest and dividend income	463	1,693	1,608	3,094
Other, net	1,245	1,633	2,633	3,571
Adjusted OIBDA (Non-GAAP)	68,667	85,211	139,973	158,196
Deduct:
Depreciation, amortization and accretion	73,585	73,137	146,142	144,577
Expenses related to strategic alternatives review	—	—	87	—
(Gain) loss on asset disposals, net	4,960	6,206	5,792	7,868
(Gain) loss on sale of business and other exit costs, net	—	(8,104)	1,562	(8,080)
(Gain) loss on license sales and exchanges, net	(1,600)	—	(1,600)	—
Operating income (loss) (GAAP)	$(8,278)	$13,972	$(12,010)	$13,831

	Three Months Ended June 30,		Six Months Ended June 30,
ARRAY	2026	2025	2026	2025
(Dollars in thousands)
Net income from continuing operations (GAAP)	$337,447	$15,099	$517,472	$20,583
Add back:
Income tax expense	115,870	8,415	168,268	8,222
Interest expense	10,860	3,711	18,040	7,378
Depreciation, amortization and accretion	14,428	11,999	27,032	23,992
EBITDA (Non-GAAP)	478,605	39,224	730,812	60,175
Add back or deduct:
Expenses related to strategic alternatives review	7,391	715	7,578	1,860
(Gain) loss on asset disposals, net	3,809	(313)	4,713	(87)
(Gain) loss on license sales and exchanges, net	(409,833)	(3,700)	(566,468)	(4,800)
Short-term imputed spectrum lease income	(23,770)	—	(57,970)	—
Adjusted EBITDA (Non-GAAP)	56,202	35,926	118,665	57,148
Deduct:
Equity in earnings of unconsolidated entities	34,726	41,714	75,135	77,641
Interest and dividend income	6,431	3,701	10,653	6,358
Other, net	(13)	—	(26)	—
Adjusted OIBDA (Non-GAAP)	15,058	(9,489)	32,903	(26,851)
Deduct:
Depreciation, amortization and accretion	14,428	11,999	27,032	23,992
Expenses related to strategic alternatives review	7,391	715	7,578	1,860
(Gain) loss on asset disposals, net	3,809	(313)	4,713	(87)
(Gain) loss on license sales and exchanges, net	(409,833)	(3,700)	(566,468)	(4,800)
Operating income (loss) (GAAP)	$399,263	$(18,190)	$560,048	$(47,816)

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

	Six Months Ended June 30,
TDS - CONSOLIDATED	2026	2025
(Dollars in thousands)
Cash flows from operating activities - continuing operations (GAAP)	$151,065	$125,959
Cash paid for additions to property, plant and equipment	(317,919)	(150,482)
Cash paid for software license agreements	(1,180)	(839)
Free cash flow - continuing operations (Non-GAAP)	$(168,034)	$(25,362)

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

Private Securities Litigation Reform Act of 1995
Safe Harbor Cautionary Statement

This Form 10-Q, including exhibits, contains statements that are not based on historical facts and represent forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, that address activities, events or developments that TDS intends, expects, projects, believes, estimates, plans or anticipates will or may occur in the future are forward-looking statements. The words “believes,” “anticipates,” “estimates,” “expects,” “plans,” “intends,” “projects” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be significantly different from any future results, events or developments expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those set forth below, as more fully described under “Risk Factors” in TDS' Form 10-K for the year ended December 31, 2025 and in this Form 10-Q. Each of the following risks could have a material adverse effect on TDS’ business, financial condition or results of operations. However, such factors are not necessarily all of the important factors that could cause actual results, performance or achievements to differ materially from those expressed in, or implied by, the forward-looking statements contained in this document. Other unknown or unpredictable factors also could have material adverse effects on future results, performance or achievements. TDS undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise. You should carefully consider the following factors and other information contained in, or incorporated by reference into, this Form 10-Q to understand the material risks relating to TDS’ business, financial condition or results of operations.
Announced Transactions and Strategic Alternatives Review Risk Factors
▪Closing of the T-Mobile transaction occurred on August 1, 2025, and has required substantial changes to the manner in which Array’s remaining business is conducted, which could have a material adverse effect on Array's financial condition and results of operations.
▪Array entered into License Purchase Agreements with T-Mobile to sell certain wireless spectrum licenses. There is no guarantee that such transactions contemplated by the License Purchase Agreements will be consummated. Costs and uncertainties related to these transactions could have adverse effects on Array's financial condition or results of operations.
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
▪Increasing competition in the wireline industry, including fixed wireless and satellites, and in the tower industry could adversely affect TDS’ revenues, negatively impact future growth and increase its costs to compete.
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

Quantitative and Qualitative Disclosures About Market Risk
Market Risk
As of June 30, 2026, approximately 50% of TDS' long-term debt was in fixed-rate senior notes and approximately 50% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at June 30, 2026.

	Principal Payments Due by Period
	Long-Term Debt and Lease Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in thousands)
Remainder of 2026	$4,760	6.2%
2027	9,074	6.2%
2028	8,566	6.1%
2029	12,647	6.1%
2030	293,105	6.2%
Thereafter	365,986	5.9%
Total	$694,138	6.0%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to Array's 6.7% Senior Notes.
2Represents the weighted average stated interest rates at June 30, 2026, for debt maturing in the respective periods.
See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of June 30, 2026.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars and shares in thousands, except per share amounts)
Operating revenues
Services	$249,179	$265,128	$499,600	$521,744
Site rental	53,175	27,230	104,199	53,825
Equipment and product sales	6,927	6,183	14,932	13,405
Total operating revenues	309,281	298,541	618,731	588,974
Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	124,031	116,395	242,773	233,602
Cost of equipment and products	5,294	5,500	11,040	12,127
Selling, general and administrative	111,478	108,604	214,185	225,019
Depreciation, amortization and accretion	88,777	86,022	174,720	170,349
(Gain) loss on asset disposals, net	8,769	5,906	10,579	7,795
(Gain) loss on sale of business and other exit costs, net	—	(7,879)	1,562	(8,877)
(Gain) loss on license sales and exchanges, net	(402,280)	(3,700)	(553,158)	(4,800)
Total operating expenses	(63,931)	310,848	101,701	635,215
Operating income (loss)	373,212	(12,307)	517,030	(46,241)
Other income (expense)
Equity in earnings of unconsolidated entities	37,126	42,952	79,028	79,471
Interest and dividend income	19,631	6,110	33,417	12,381
Interest expense	(11,388)	(29,166)	(16,709)	(53,074)
Short-term imputed spectrum lease income	23,770	—	57,970	—
Other, net	5,346	2,395	10,796	5,117
Total other income	74,485	22,291	164,502	43,895
Income (loss) before income taxes	447,697	9,984	681,532	(2,346)
Income tax expense (benefit)	106,410	(4,224)	160,819	(12,347)
Net income from continuing operations	341,287	14,208	520,713	10,001
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	63,332	2,943	96,143	4,667
Net income from continuing operations attributable to TDS shareholders	277,955	11,265	424,570	5,334

Net income from discontinued operations	25,071	3,578	22,683	19,749
Less: Net income from discontinued operations attributable to noncontrolling interests, net of tax	4,660	3,272	4,292	6,041
Net income from discontinued operations attributable to TDS shareholders	20,411	306	18,391	13,708

Net income	366,358	17,786	543,396	29,750
Less: Net income attributable to noncontrolling interests, net of tax	67,992	6,215	100,435	10,708
Net income attributable to TDS shareholders	298,366	11,571	442,961	19,042
TDS Preferred Share dividends	17,306	17,306	34,613	34,613
Net income (loss) attributable to TDS common shareholders	$281,060	$(5,735)	$408,348	$(15,571)

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars and shares in thousands, except per share amounts)
Basic weighted average shares outstanding	114,500	115,229	114,193	114,908
Basic earnings (loss) per share from continuing operations attributable to TDS common shareholders	$2.28	$(0.05)	$3.42	$(0.25)
Basic earnings per share from discontinued operations attributable to TDS common shareholders	$0.17	$—	$0.16	$0.11
Basic earnings (loss) per share attributable to TDS common shareholders	$2.45	$(0.05)	$3.58	$(0.14)

Diluted weighted average shares outstanding	116,291	115,229	116,465	114,908
Diluted earnings (loss) per share from continuing operations attributable to TDS common shareholders	$2.24	$(0.05)	$3.35	$(0.26)
Diluted earnings per share from discontinued operations attributable to TDS common shareholders	$0.18	$—	$0.15	$0.12
Diluted earnings (loss) per share attributable to TDS common shareholders	$2.42	$(0.05)	$3.50	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2026	2025
(Dollars in thousands)
Cash flows from operating activities
Net income	$543,396	$29,750
Net income from discontinued operations	22,683	19,749
Net income from continuing operations	520,713	10,001
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	174,720	170,349
Bad debts expense	5,122	2,994
Stock-based compensation expense	8,428	17,502
Deferred income taxes, net	(130,935)	(14,312)
Equity in earnings of unconsolidated entities	(79,028)	(79,471)
Distributions from unconsolidated entities	66,553	87,938
(Gain) loss on asset disposals, net	10,579	7,795
(Gain) loss on sale of business and other exit costs, net	1,562	(8,877)
(Gain) loss on license sales and exchanges, net	(553,158)	(4,800)
Other operating activities	487	2,619
Changes in assets and liabilities from operations
Accounts receivable	(3,896)	(17,607)
Inventory	287	212
Accounts payable	6,732	415
Customer deposits and deferred revenues	(57,165)	(724)
Accrued taxes	232,212	(1,911)
Accrued interest	(563)	(604)
Other assets and liabilities	(51,585)	(45,560)
Net cash provided by operating activities - continuing operations	151,065	125,959
Net cash provided by (used in) operating activities - discontinued operations	(28,037)	481,307
Net cash provided by operating activities	123,028	607,266

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(317,919)	(150,482)
Cash paid for licenses	—	(4,145)
Cash received from divestitures	2,188,235	24,162
Other investing activities	1,925	2,512
Net cash provided by (used in) investing activities - continuing operations	1,872,241	(127,953)
Net cash used in investing activities - discontinued operations	—	(135,561)
Net cash provided by (used in) investing activities	$1,872,241	$(263,514)

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended June 30,
	2026	2025
(Dollars in thousands)
Cash flows from financing activities
Issuance of long-term debt	$1,300	$—
Repayment of long-term debt	(150,729)	(17,076)
Tax withholdings, net of cash receipts, for TDS stock-based compensation awards	(34,219)	(24,483)
Tax withholdings, net of cash receipts, for Array stock-based compensation awards	(2,068)	(35,250)
Repurchase of Array Common Shares	—	(21,360)
Dividends paid to TDS shareholders	(43,771)	(43,830)
Array dividends paid to noncontrolling public shareholders	(332,480)	—
Payment of debt issuance costs	—	(2,467)
Distributions to noncontrolling interests	(3,540)	(2,391)
Cash paid for software license agreements	(1,180)	(839)
Payments to acquire additional interest in subsidiaries	(593)	—
Other financing activities	73	(314)
Net cash used in financing activities - continuing operations	(567,207)	(148,010)
Net cash used in financing activities - discontinued operations	—	(19,702)
Net cash used in financing activities	(567,207)	(167,712)

Net increase in cash, cash equivalents and restricted cash	1,428,062	176,040

Cash, cash equivalents and restricted cash
Beginning of period	770,150	383,222
End of period	$2,198,212	$559,262

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Current assets
Cash and cash equivalents	$2,194,014	$765,952
Accounts receivable
Customers, less allowances of $4,495 and $3,406, respectively	63,300	68,737
Other, less allowances of $2,934 and $3,203, respectively	42,530	41,244
Inventory, net	3,775	4,062
Prepaid expenses	33,697	28,206
Income taxes receivable	—	1,292
Other current assets	13,314	13,976
Total current assets	2,350,630	923,469

Non-current assets held for sale	47,475	1,598,131

Licenses	1,595,349	1,642,972

Other intangible assets, net of accumulated amortization of $171,773 and $157,208, respectively	117,108	131,673

Investments in unconsolidated entities	475,077	461,922

Property, plant and equipment, net of accumulated depreciation and amortization of $4,246,931 and $4,156,666, respectively	3,123,477	2,965,455

Operating lease right-of-use assets	506,665	515,081

Other assets and deferred charges	167,559	159,600

Total assets[1]	$8,383,340	$8,398,303
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	June 30, 2026	December 31, 2025
(Dollars and shares in thousands, except per share amounts)
Current liabilities
Current portion of long-term debt	$9,444	$5,274
Accounts payable	130,314	115,822
Customer deposits and deferred revenues	66,280	125,140
Accrued interest	2,273	2,836
Accrued taxes	260,113	46,721
Accrued compensation	40,335	56,774
Short-term operating lease liabilities	27,634	26,180
Current liabilities of discontinued operations	24,856	20,242
Other current liabilities	54,387	41,322
Total current liabilities	615,636	440,311

Deferred liabilities and credits
Deferred income tax liability, net	600,947	743,633
Long-term operating lease liabilities	541,268	549,617
Other deferred liabilities and credits	552,629	574,025

Long-term debt, net	670,646	823,364

Commitments and contingencies

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 133,238 shares (7,543 Series A Common and 125,695 Common Shares) and 133,236 shares (7,541 Series A Common and 125,695 Common Shares), respectively
Outstanding 115,116 shares (7,543 Series A Common and 107,573 Common Shares) and 113,783 shares (7,541 Series A Common and 106,242 Common Shares), respectively
Par Value ($0.01 per share)	1,332	1,332
Capital in excess of par value	2,488,372	2,483,654
Preferred Shares, 279,000 shares authorized, par value $0.01 per share, 44,400 shares outstanding (16,800 Series UU and 27,600 Series VV)	1,073,963	1,073,963
Treasury shares, at cost, 18,122 and 19,453 Common Shares, respectively	(435,903)	(473,072)
Accumulated other comprehensive income	20,684	21,506
Retained earnings	2,022,189	1,694,224
Total TDS shareholders' equity	5,170,637	4,801,607
Noncontrolling interests	231,577	465,746
Total equity	5,402,214	5,267,353

Total liabilities and equity[1]	$8,383,340	$8,398,303
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of June 30, 2026 and December 31, 2025, include assets held by current consolidated variable interest entities (VIEs) of $34.3 million and $35.5 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities as of June 30, 2026 and December 31, 2025, include certain liabilities of current consolidated VIEs of $9.2 million and $9.6 million, respectively, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 9 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
March 31, 2026	$1,332	$2,485,605	$1,073,963	$(471,232)	$21,095	$1,813,519	$4,924,282	$338,616	$5,262,898
Net income attributable to TDS shareholders	—	—	—	—	—	298,366	298,366	—	298,366
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	67,991	67,991
Other comprehensive income (loss)	—	—	—	—	(411)	—	(411)	—	(411)
TDS Common and Series A Common share dividends ($0.04 per share)	—	—	—	—	—	(4,605)	(4,605)	—	(4,605)
Array dividends paid to noncontrolling public shareholders ($11.00 per share)	—	—	—	—	—	—	—	(172,589)	(172,589)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17,306)	(17,306)	—	(17,306)
Dividend reinvestment plan	—	98	—	49	—	—	147	—	147
Incentive and compensation plans	—	3,910	—	35,280	—	(67,785)	(28,595)	—	(28,595)
Adjust investment in subsidiaries for issuances, acquisitions and other compensation plans	—	(1,241)	—	—	—	—	(1,241)	461	(780)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,902)	(2,902)
June 30, 2026	$1,332	$2,488,372	$1,073,963	$(435,903)	$20,684	$2,022,189	$5,170,637	$231,577	$5,402,214

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
March 31, 2025	$1,332	$2,580,615	$1,073,963	$(413,969)	$17,918	$1,818,476	$5,078,335	$773,176	$5,851,511
Net income attributable to TDS shareholders	—	—	—	—	—	11,571	11,571	—	11,571
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	6,214	6,214
Other comprehensive income (loss)	—	—	—	—	(323)	—	(323)	—	(323)
TDS Common and Series A Common share dividends ($0.04 per share)	—	—	—	—	—	(4,628)	(4,628)	—	(4,628)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17,306)	(17,306)	—	(17,306)
Dividend reinvestment plan	—	97	—	77	—	—	174	—	174
Incentive and compensation plans	—	4,108	—	24,426	—	(43,318)	(14,784)	—	(14,784)
Adjust investment in subsidiaries for issuances and other compensation plans	—	(48,886)	—	—	—	—	(48,886)	32,446	(16,440)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(752)	(752)
June 30, 2025	$1,332	$2,535,934	$1,073,963	$(389,466)	$17,595	$1,764,795	$5,004,153	$811,084	$5,815,237

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
December 31, 2025	$1,332	$2,483,654	$1,073,963	$(473,072)	$21,506	$1,694,224	$4,801,607	$465,746	$5,267,353
Net income attributable to TDS shareholders	—	—	—	—	—	442,961	442,961	—	442,961
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	100,435	100,435
Other comprehensive income (loss)	—	—	—	—	(822)	—	(822)	—	(822)
TDS Common and Series A Common share dividends ($0.08 per share)	—	—	—	—	—	(9,158)	(9,158)	—	(9,158)
Array dividends paid to noncontrolling public shareholders ($21.25 per share)	—	—	—	—	—	—	—	(332,480)	(332,480)
TDS Preferred share dividends ($828 per Series UU share and $750 per Series VV share)	—	—	—	—	—	(34,613)	(34,613)	—	(34,613)
Dividend reinvestment plan	—	118	—	92	—	—	210	—	210
Incentive and compensation plans	—	7,849	—	37,077	—	(71,225)	(26,299)	—	(26,299)
Adjust investment in subsidiaries for issuances, acquisitions and other compensation plans	—	(3,249)	—	—	—	—	(3,249)	1,416	(1,833)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,540)	(3,540)
June 30, 2026	$1,332	$2,488,372	$1,073,963	$(435,903)	$20,684	$2,022,189	$5,170,637	$231,577	$5,402,214

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
December 31, 2024	$1,332	$2,574,042	$1,073,963	$(425,342)	$18,238	$1,849,009	$5,091,242	$776,770	$5,868,012
Net income attributable to TDS shareholders	—	—	—	—	—	19,042	19,042	—	19,042
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	10,120	10,120
Other comprehensive income (loss)	—	—	—	—	(643)	—	(643)	—	(643)
TDS Common and Series A Common share dividends ($0.08 per share)	—	—	—	—	—	(9,217)	(9,217)	—	(9,217)
TDS Preferred share dividends ($828 per Series UU share and $750 per Series VV share)	—	—	—	—	—	(34,613)	(34,613)	—	(34,613)
Dividend reinvestment plan	—	189	—	159	—	—	348	—	348
Incentive and compensation plans	—	15,128	—	35,717	—	(59,426)	(8,581)	—	(8,581)
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(53,425)	—	—	—	—	(53,425)	26,585	(26,840)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,391)	(2,391)
June 30, 2025	$1,332	$2,535,934	$1,073,963	$(389,466)	$17,595	$1,764,795	$5,004,153	$811,084	$5,815,237

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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of June 30, 2026 and December 31, 2025, its results of operations and changes in equity for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and six months ended June 30, 2026 and 2025, does not materially differ from net income. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2025.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Cash and cash equivalents	$2,194,014	$765,952
Restricted cash included in Other current assets	4,198	4,198
Cash, cash equivalents and restricted cash in the statement of cash flows	$2,198,212	$770,150
Dividend
On January 13, 2026, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $10.25 for shareholders of record on January 23, 2026, which was paid on February 2, 2026 for a total amount of $885.5 million. TDS received its pro-rata share of the $10.25 per share special dividend in the amount of $725.6 million. On June 1, 2026, the Array Board of Directors declared a special dividend per Common and Series A outstanding share of $11.00 for shareholders of record on June 11, 2026, which was paid on June 25, 2026 for a total amount of $951.3 million. TDS received its pro-rata share of the $11.00 per share special dividend in the amount of $778.7 million.

Note 2 Discontinued Operations
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) pursuant to a Securities Purchase Agreement (Securities Purchase Agreement).
Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. Array recorded an estimated purchase price true-up payable to T-Mobile of $24.9 million and $20.2 million, as of June 30, 2026 and December 31, 2025, respectively, which is classified as Current liabilities of discontinued operations in the Consolidated Balance Sheet. Certain licenses included in the T-Mobile transaction did not transfer to T-Mobile at the time of close and are subject to FCC approval. At closing, a $16.7 million deferral of the purchase price was recorded related to these spectrum licenses, which is classified as Other current liabilities in the Consolidated Balance Sheet as of June 30, 2026 and Other deferred liabilities and credits in the Consolidated Balance Sheet as of December 31, 2025. As of June 30, 2026, the book value of the wireless spectrum licenses that did not transfer to T-Mobile was $16.7 million and is classified as held for sale in the Consolidated Balance Sheet. The transfer of the wireless spectrum licenses is expected to occur in 2026, subject to regulatory approval and other customary closing conditions. Array also may incur significant decommissioning costs for certain equipment that T-Mobile retains the right to return to Array and recorded a liability of $65.8 million at closing. During the second quarter of 2026, Array updated its estimate for decommissioning costs and recorded a reduction of $25.5 million, which was recognized to (Gain) loss on sale of business and other exit costs, net within discontinued operations. In addition, during the second quarter of 2026, certain equipment was returned by T-Mobile and Array recognized an asset retirement obligation of $10.2 million, which is included in Other deferred liabilities and credits in the Consolidated Balance Sheet. The remaining estimated liability for decommissioning costs is $30.1 million as of June 30, 2026, and is classified as Other deferred liabilities and credits in the Consolidated Balance Sheet.
On August 1, 2025, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements became effective, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year from closing for the sole purpose of providing continued, uninterrupted service to customers. The portion of the purchase price allocated to the use of this spectrum was $149.3 million based on an estimate for fair market value and will be recognized to Short-term imputed spectrum lease income in the continuing operations Consolidated Statement of Operations over the one year term. Effective April 1, 2026, the Short-Term Spectrum Manager Lease Agreement with T-Mobile was terminated for certain spectrum assets. The remaining deferred purchase price related to the terminated leases was $11.7 million and was recognized to (Gain) loss on sale of business and other exit costs, net within discontinued operations during the second quarter of 2026. As of June 30, 2026, the remaining balance of the deferred purchase price is $7.5 million and is classified as Customer deposits and deferred revenues in the Consolidated Balance Sheet. Effective August 2, 2026, an Amended and Restated Spectrum Manager Lease Agreement became effective, which provided T-Mobile with an exclusive license to continue using certain Array spectrum assets for up to one year and at no cost until February 2, 2027.
Following the close of the transaction, TDS entered into a transition services agreement (TSA) with T-Mobile to provide ongoing services and support. TDS recognized $4.2 million and $8.4 million of income related to the TSA in Other, net in the Consolidated Statement of Operations for the three and six months ended June 30, 2026, respectively.

Net income from discontinued operations in the Consolidated Statement of Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in thousands)
Operating revenues
Service	$—	$707,780	$—	$1,421,714
Equipment sales	—	180,027	—	330,117
Total operating revenues	—	887,807	—	1,751,831

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	—	162,546	509	321,492
Cost of equipment sold	—	207,793	—	383,580
Selling, general and administrative	(1,255)	312,521	263	620,940
Depreciation, amortization and accretion	—	150,272	—	300,806
(Gain) loss on asset disposals, net	—	2,682	—	4,401
(Gain) loss on sale of business and other exit costs, net	(31,904)	—	(31,015)	—
Total operating expenses	(33,159)	835,814	(30,243)	1,631,219

Operating income	33,159	51,993	30,243	120,612

Other income (expense)
Interest expense	(11)	(40,475)	(324)	(76,460)
Other, net	—	(203)	—	(209)
Total other expense	(11)	(40,678)	(324)	(76,669)

Income before income taxes	33,148	11,315	29,919	43,943
Income tax expense	8,077	7,737	7,236	24,194
Net income from discontinued operations	$25,071	$3,578	$22,683	$19,749
Note 3 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Three Months Ended June 30, 2026	TDS Telecom	Array	All Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$177,764	$—	$—	$177,764
Commercial	32,776	—	—	32,776
Wholesale	37,006	—	—	37,006
Other service	—	895	(24)	871
Service revenues from contracts with customers	247,546	895	(24)	248,417
Equipment and product sales	49	—	6,878	6,927
Total revenues from contracts with customers	247,595	895	6,854	255,344
Operating lease income	811	53,175	(49)	53,937
Total operating revenues	$248,406	$54,070	$6,805	$309,281

Three Months Ended June 30, 2025	TDS Telecom	Array	All Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$183,419	$—	$—	$183,419
Commercial	34,617	—	—	34,617
Wholesale	45,960	—	—	45,960
Other service	—	1,299	(816)	483
Service revenues from contracts with customers	263,996	1,299	(816)	264,479
Equipment and product sales	191	—	5,992	6,183
Total revenues from contracts with customers	264,187	1,299	5,176	270,662
Operating lease income	744	27,230	(95)	27,879
Total operating revenues	$264,931	$28,529	$5,081	$298,541

Six Months Ended June 30, 2026	TDS Telecom	Array	All Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$356,360	$—	$—	$356,360
Commercial	65,571	—	—	65,571
Wholesale	74,380	—	—	74,380
Other service	—	1,883	(50)	1,833
Service revenues from contracts with customers	496,311	1,883	(50)	498,144
Equipment and product sales	113	—	14,819	14,932
Total revenues from contracts with customers	496,424	1,883	14,769	513,076
Operating lease income	1,554	104,199	(98)	105,655
Total operating revenues	$497,978	$106,082	$14,671	$618,731

Six Months Ended June 30, 2025	TDS Telecom	Array	All Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$367,267	$—	$—	$367,267
Commercial	69,251	—	—	69,251
Wholesale	83,882	—	—	83,882
Other service	—	1,688	(1,644)	44
Service revenues from contracts with customers	520,400	1,688	(1,644)	520,444
Equipment and product sales	392	—	13,013	13,405
Total revenues from contracts with customers	520,792	1,688	11,369	533,849
Operating lease income	1,499	53,825	(199)	55,125
Total operating revenues	$522,291	$55,513	$11,170	$588,974

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

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Contract assets	$11,152	$3,508
Contract liabilities	$50,749	$39,936
Revenue recognized related to contract liabilities existing at January 1, 2026 was $36.1 million for the six months ended June 30, 2026.

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
In addition, as of June 30, 2026, TDS Telecom expects to recognize approximately $70.2 million of revenue in the future related to performance obligations associated with existing circuit contracts that are partially or wholly unsatisfied. As of June 30, 2026, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2026, 2027 and thereafter was $16.3 million, $25.5 million, and $28.4 million, respectively.
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

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Costs to obtain contracts
Sales commissions	$18,498	$14,770
Fulfillment costs
Installation costs	1,769	1,872
Total contract cost assets	$20,267	$16,642
Amortization of contract cost assets was $2.4 million and $4.8 million for the three and six months ended June 30, 2026, respectively and $2.6 million and $5.1 million for the three and six months ended June 30, 2025, respectively, and was included in Selling, general and administrative expenses and Cost of operations expenses.
Note 4 Fair Value Measurements
As of June 30, 2026 and December 31, 2025, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	June 30, 2026		December 31, 2025
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Long-term debt	2	$681,286	$590,502	$834,726	$757,485
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
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars and shares in thousands, except per share amounts)
Net income (loss) from continuing operations attributable to TDS common shareholders	$260,649	$(6,041)	$389,957	$(29,279)
Net income from discontinued operations attributable to TDS common shareholders	20,411	306	18,391	13,708
Net income (loss) attributable to TDS common shareholders used in basic earnings (loss) per share	281,060	(5,735)	408,348	(15,571)
Adjustments to compute diluted earnings (loss):
Noncontrolling interest adjustment	(90)	(278)	(242)	(452)
Net income (loss) attributable to TDS common shareholders used in diluted earnings (loss) per share	$280,970	$(6,013)	$408,106	$(16,023)

Weighted average number of shares used in basic earnings (loss) per share:
Common Shares	106,958	107,693	106,651	107,373
Series A Common Shares	7,542	7,536	7,542	7,535
Total	114,500	115,229	114,193	114,908

Effects of dilutive securities	1,791	—	2,272	—
Weighted average number of shares used in diluted earnings (loss) per share	116,291	115,229	116,465	114,908

Basic earnings (loss) per share from continuing operations attributable to TDS common shareholders	$2.28	$(0.05)	$3.42	$(0.25)
Basic earnings from discontinued operations attributable to TDS common shareholders	0.17	—	0.16	0.11
Basic earnings (loss) per share attributable to TDS common shareholders	$2.45	$(0.05)	$3.58	$(0.14)

Diluted earnings (loss) per share from continuing operations attributable to TDS common shareholders	$2.24	$(0.05)	$3.35	$(0.26)
Diluted earnings from discontinued operations attributable to TDS common shareholders	0.18	—	0.15	0.12
Diluted earnings (loss) per share attributable to TDS common shareholders	$2.42	$(0.05)	$3.50	$(0.14)
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was less than 0.1 million for both the three and six months ended June 30, 2026 and 3.5 million and 3.8 million for the three and six months ended June 30, 2025, respectively.

Note 6 Acquisitions and Divestitures
Array
In addition to the divestiture of Array's wireless operations, as disclosed in Note 2 — Discontinued Operations, other divestiture transactions are disclosed below.
On June 1, 2026, Array closed on the sale of certain AWS, Cellular and PCS wireless spectrum licenses to Verizon Communications Inc. (Verizon) for $1,000.0 million and TDS recorded a book gain of $400.2 million ($304.2 million net of tax) during the second quarter of 2026. The book gain recorded at TDS is lower than the book gain recorded at Array due primarily to transaction costs paid by TDS.
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
On August 29, 2025, Array entered into a License Purchase Agreement (T-Mobile License Purchase Agreement) with T-Mobile to sell three groups of 700 MHz wireless spectrum licenses and agreed to grant T-Mobile certain rights to lease such licenses prior to the transaction close for total proceeds of $85.0 million. On May 5, 2026, Array closed on the sale of the first group of wireless spectrum licenses under the T-Mobile License Purchase Agreement for total proceeds of $74.8 million and recorded a book gain on the transaction of $0.1 million. At the closing of the first group of licenses, $18.6 million of the total proceeds of $74.8 million was deferred based on the fair market value of all wireless spectrum licenses included in the T-Mobile License Purchase Agreement. As of June 30, 2026, the book value of the remaining groups of wireless spectrum licenses to be sold was $11.2 million and is classified as held for sale in the Consolidated Balance Sheet. The sale of the remaining groups of wireless spectrum licenses is expected to close in 2026, subject to regulatory approval and other customary closing conditions.
As part of the T-Mobile transaction to sell the wireless operations, Array entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and Array has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106.0 million. The call option notice period started on May 24, 2024, and the put exercise period started on August 1, 2025. There was no cash exchanged at the inception of the Put/Call Agreement. All license transfers pursuant to any put/call are subject to Federal Communications Commission (FCC) approval. Array accounted for this instrument as a net written call option and wrote off the entire fair value in 2025. In September 2025, T-Mobile exercised $86.4 million of the call option and the transaction closed on May 12, 2026. TDS recorded a book gain on the transaction of $0.3 million. In June 2026, T-Mobile exercised the second call option for $19.6 million. As of June 30, 2026, the book value of the wireless spectrum licenses subject to the second call notice was $19.5 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction is expected to close in 2026, subject to regulatory approval and other customary closing conditions.
TDS Telecom
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

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Equity method investments	$446,104	$433,636
Measurement alternative method investments	21,514	20,834
Investments recorded using the net asset value practical expedient	7,459	7,452
Total investments in unconsolidated entities	$475,077	$461,922

The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Dollars in thousands)
Revenues	$1,853,234	$1,939,122	$3,725,043	$3,855,154
Operating expenses	1,476,288	1,516,445	2,998,846	3,039,971
Operating income	376,946	422,677	726,197	815,183
Other income (expense), net	(7,753)	(2,713)	(15,244)	(14,726)
Net income	$369,193	$419,964	$710,953	$800,457
Note 8 Debt
Export Credit Financing Agreement
In January 2026, TDS repaid the entire outstanding borrowings under its term loan agreement with Export Development Canada of $150.0 million.
Note 9 Variable Interest Entities
Consolidated VIEs
TDS consolidates VIEs in which it has a controlling financial interest as defined by GAAP and is therefore deemed the primary beneficiary. TDS reviews the criteria for a controlling financial interest at the time it enters into agreements and subsequently when events warranting reconsideration occur. These VIEs have risks similar to those described in the “Risk Factors” in this Form 10-Q and TDS' Form 10-K for the year ended December 31, 2025.
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Assets
Accounts receivable	$771	$1,116
Other current assets	160	313
Property, plant and equipment, net	11,901	12,471
Operating lease right-of-use assets	20,303	20,564
Other assets and deferred charges	1,163	1,041
Total assets	$34,298	$35,505

Liabilities
Current liabilities	$1,607	$2,675
Long-term operating lease liabilities	22,118	22,400
Other deferred liabilities and credits	10,658	11,693
Total liabilities	$34,383	$36,768
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $3.0 million and $4.5 million during the six months ended June 30, 2026 and 2025, respectively.

Note 10 Noncontrolling Interests
The following schedule discloses the effects of Net income attributable to TDS shareholders and changes in TDS’ ownership interest in Array on TDS’ equity:

Six Months Ended June 30,	2026	2025
(Dollars in thousands)
Net income attributable to TDS shareholders	$442,961	$19,042
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from Array's issuance of Array shares	(3,425)	(74,529)
Change in TDS' Capital in excess of par value from Array's repurchases of Array shares	—	(3,199)
Net transfers (to) from noncontrolling interests	(3,425)	(77,728)
Net income (loss) attributable to TDS shareholders after transfers (to) from noncontrolling interests	$439,536	$(58,686)
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

Financial data from continuing operations for TDS’ reportable segments for the three and six months ended June 30, 2026 and 2025, is as follows:

Three Months Ended June 30, 2026	TDS Telecom	Array	Total
(Dollars in thousands)
Revenues from external customers	$248,402	$54,025	$302,427
Intersegment revenues	4	45	49
	248,406	54,070	302,476
Reconciliation of revenue:
All Other revenues[1]			6,854
Elimination of intersegment revenues			(49)
Total operating revenues			$309,281

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(100,583)	(23,497)
Cost of equipment and products	(118)	—
Selling, general and administrative	(79,038)	(22,906)
Expenses related to strategic alternatives review (included in Selling, general and administrative)	—	7,391
Equity in earnings of unconsolidated entities	—	34,726
Interest and dividend income	463	6,431
Other segment items	1,245	(13)
Segment Adjusted EBITDA (Non-GAAP)	$70,375	$56,202	$126,577

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income before income taxes[1]			1,282
Short-term imputed spectrum lease income			23,770
Depreciation, amortization and accretion			(88,013)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(7,391)
Loss on asset disposals, net			(8,769)
Gain on license sales and exchanges, net			411,433
Interest expense			(11,192)
Income before income taxes			$447,697

Other segment disclosures
Three Months Ended or as of June 30, 2026	TDS Telecom	Array	Segment Total	All Other[1]	TDS Consolidated Total
Short-term imputed spectrum lease income	$—	$23,770	$23,770	$—	$23,770
Depreciation, amortization and accretion	(73,585)	(14,428)	(88,013)	(764)	(88,777)
Loss on asset disposals, net	(4,960)	(3,809)	(8,769)	—	(8,769)
Gain (loss) on license sales and exchanges, net	1,600	409,833	411,433	(9,153)	402,280
Interest expense	(332)	(10,860)	(11,192)	(196)	(11,388)

Investments in unconsolidated entities	3,947	421,607	425,554	49,523	475,077
Total assets	3,133,568	3,371,359	6,504,927	1,878,413	8,383,340
Capital expenditures from continuing operations	$179,197	$3,895	$183,092	$541	$183,633

Three Months Ended June 30, 2025	TDS Telecom	Array	Total
(Dollars in thousands)
Revenues from external customers	$264,142	$28,529	$292,671
Intersegment revenues	789	—	789
	264,931	28,529	293,460
Reconciliation of revenue:
All Other revenues[1]			5,870
Elimination of intersegment revenues			(789)
Total operating revenues			$298,541

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(97,049)	(19,396)
Cost of equipment and products	(116)	—
Selling, general and administrative	(82,555)	(19,337)
Expenses related to strategic alternatives review (included in Selling, general and administrative)	—	715
Equity in earnings of unconsolidated entities	—	41,714
Interest and dividend income	1,693	3,701
Other segment items	1,633	—
Segment Adjusted EBITDA (Non-GAAP)	$88,537	$35,926	$124,463

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]			(31,788)
Depreciation, amortization and accretion			(85,136)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(715)
Loss on asset disposals, net			(5,893)
Gain on sale of business and other exit costs, net			8,104
Gain on license sales and exchanges, net			3,700
Interest expense			(2,751)
Income before income taxes			$9,984

Other segment disclosures
Three Months Ended or as of June 30, 2025	TDS Telecom	Array	Segment Total	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(73,137)	$(11,999)	$(85,136)	$(886)	$(86,022)
Gain (loss) on asset disposals, net	(6,206)	313	(5,893)	(13)	(5,906)
Gain (loss) on sale of business and other exit costs, net	8,104	—	8,104	(225)	7,879
Gain on license sales and exchanges, net	—	3,700	3,700	—	3,700
Interest expense	960	(3,711)	(2,751)	(26,415)	(29,166)

Investments in unconsolidated entities	3,942	444,157	448,099	44,853	492,952
Total assets	2,903,379	5,024,778	7,928,157	245,856	8,174,013
Capital expenditures from continuing operations	$90,187	$4,211	$94,398	$190	$94,588

Six Months Ended June 30, 2026	TDS Telecom	Array	Total
(Dollars in thousands)
Revenues from external customers	$497,971	$105,991	$603,962
Intersegment revenues	7	91	98
	497,978	106,082	604,060
Reconciliation of revenue:
All Other revenues[1]			14,769
Elimination of intersegment revenues			(98)
Total operating revenues			$618,731

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(197,765)	(45,106)
Cost of equipment and products	(229)	—
Selling, general and administrative	(160,098)	(35,651)
Expenses related to strategic alternatives review (included in Selling, general and administrative)	87	7,578
Equity earnings of unconsolidated entities	—	75,135
Interest and dividend income	1,608	10,653
Other segment items	2,633	(26)
Segment Adjusted EBITDA (Non-GAAP)	$144,214	$118,665	$262,879

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income before income taxes[1]			3,736
Short-term spectrum lease income			57,970
Depreciation, amortization and accretion			(173,174)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(7,665)
Loss on asset disposals, net			(10,505)
Loss on sale of business and other exit costs, net			(1,562)
Gain on license sales and exchanges, net			568,068
Interest expense			(18,215)
Income before income taxes			$681,532

Other segment disclosures
Six Months Ended June 30, 2026	TDS Telecom	Array	Segment Total	All Other[1]	TDS Consolidated Total
Short-term imputed spectrum lease income	$—	$57,970	$57,970	$—	$57,970
Depreciation, amortization and accretion	(146,142)	(27,032)	(173,174)	(1,546)	(174,720)
Loss on asset disposals, net	(5,792)	(4,713)	(10,505)	(74)	(10,579)
Loss on sale of business and other exit costs, net	(1,562)	—	(1,562)	—	(1,562)
Gain on license sales and exchanges, net	1,600	566,468	568,068	(14,910)	553,158
Interest expense	(175)	(18,040)	(18,215)	1,506	(16,709)

Capital expenditures from continuing operations	$305,160	$12,541	$317,701	$2,161	$319,862

Six Months Ended June 30, 2025	TDS Telecom	Array	Total
(Dollars in thousands)
Revenues from external customers	$520,700	$55,513	$576,213
Intersegment revenues	1,591	—	1,591
	522,291	55,513	577,804
Reconciliation of revenue:
All Other revenues[1]			12,761
Elimination of intersegment revenues			(1,591)
Total operating revenues			$588,974

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(198,013)	(35,687)
Cost of equipment and products	(380)	—
Selling, general and administrative	(165,702)	(48,537)
Expenses related to strategic alternatives review (included in Selling, general and administrative)	—	1,860
Equity earnings of unconsolidated entities	—	77,641
Interest and dividend income	3,094	6,358
Other segment items	3,571	—
Segment Adjusted EBITDA (Non-GAAP)	$164,861	$57,148	$222,009

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]			(54,071)
Depreciation, amortization and accretion			(168,569)
Expenses related to strategic alternatives review (included in Selling, general and administrative)			(1,860)
Loss on asset disposals, net			(7,781)
Gain on sale of business and other exit costs, net			8,080
Gain on license sales and exchanges, net			4,800
Interest expense			(4,954)
Income (loss) before income taxes			$(2,346)

Other segment disclosures
Six Months Ended June 30, 2025	TDS Telecom	Array	Segment Total	All Other[1]	TDS Consolidated Total
Depreciation, amortization and accretion	$(144,577)	$(23,992)	$(168,569)	$(1,780)	$(170,349)
Gain (loss) on asset disposals, net	(7,868)	87	(7,781)	(14)	(7,795)
Gain on sale of business and other exit costs, net	8,080	—	8,080	797	8,877
Gain on license sales and exchanges, net	—	4,800	4,800	—	4,800
Interest expense	2,424	(7,378)	(4,954)	(48,120)	(53,074)

Capital expenditures from continuing operations	$149,056	$9,051	$158,107	$624	$158,731
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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, TDS' internal control over financial reporting.

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
On January 31, 2025, a stockholder derivative lawsuit was filed in the Circuit Court of Cook County, Illinois, Chancery Division against certain TDS and Array directors and officers, and nominal defendant TDS. The derivative lawsuit takes issue with certain public statements made between May 6, 2022 and November 3, 2022 regarding, among other things, Array's business strategies to address subscriber demand, alleging that the fact that the statements were made was a breach of fiduciary duty on the part of the officer and director defendants, and bringing claims for indemnification and contribution against the officer and director defendants and Array. In addition to indemnification and contribution, the plaintiff seeks money damages and the implementation of certain governance proposals. On July 21, 2025, a motion to intervene in the lawsuit was filed by the stockholder plaintiff who had previously filed a stockholder derivative lawsuit in the United States District Court for the Northern District of Illinois and subsequently dismissed that federal court lawsuit. The defendants filed a motion to dismiss the Circuit Court lawsuit on July 23, 2025. On September 29, 2025, the proposed intervenor withdrew her motion to intervene. A hearing on the motion to dismiss was held on October 6, 2025, and the motion remains pending. TDS is unable at this time to determine whether the outcome of these actions would have a material impact on its results of operations, financial condition, or cash flows. TDS intends to contest plaintiffs' claims vigorously on the merits.

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
The maximum dollar value of shares that may yet be purchased was $523.9 million as of June 30, 2026. TDS did not determine to terminate the foregoing Common Share repurchase program. There were no purchases made by or on behalf of TDS, or any purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q.

Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of TDS' directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Exhibits

Exhibit Number	Description of Documents

Exhibit 3.1	TDS' Restated Certificate of Incorporation (including all amendments).

Exhibit 10.1	Form of TDS 2022 Long-Term Incentive Plan 2026 Performance Share Award Agreement.

Exhibit 10.2	Form of TDS 2022 Long-Term Incentive Plan 2026 Restricted Stock Unit Award Agreement.

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	33	-	39
		Notes to Consolidated Financial Statements	43	-	51

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	29

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4.	Controls and Procedures	56

Part II.	Other Information

	Item 1.	Legal Proceedings	57

	Item 1A.	Risk Factors	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

	Item 5.	Other Information	59

	Item 6.	Exhibits	60

Signatures			62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	August 7, 2026	/s/ Walter C. D. Carlson
Walter C. D. Carlson President and Chief Executive Officer (principal executive officer)

Date:	August 7, 2026	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)