Form 10-Q
period 2026-09-30
TELEPHONE & DATA SYSTEMS INC /DE/
filed 2026-11-06
CIK 1051512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2026, is 101.7 million Common Shares, $.01 par value, and 7.5 million Series A Common Shares, $.01 par value.

Telephone and Data Systems, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2026

Telephone and Data Systems, Inc. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis compares Telephone and Data Systems, Inc.’s (TDS) financial results for the three and nine months ended September 30, 2026, to the three and nine months ended September 30, 2025. It should be read in conjunction with TDS’ interim consolidated financial statements and notes included herein, and with the description of TDS’ business, its audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in TDS’ Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2025. Certain numbers included herein are rounded to thousands or millions for ease of presentation; however, certain calculated amounts and percentages are determined using the unrounded numbers.
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
Strategic Alternatives Review
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) under a Securities Purchase Agreement (Securities Purchase Agreement). Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through an exchange offer made to Array's debtholders. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. As of September 30, 2026, Array recorded an estimated purchase price true-up payable to T-Mobile of $24.3 million. The wireless operations and select spectrum assets sold to T-Mobile are presented as discontinued operations throughout this report. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
In addition to the sale of Array's wireless operations and select spectrum assets to T-Mobile pursuant to the Securities Purchase Agreement, Array also separately entered into agreements to sell spectrum assets, including the following.

Spectrum Licenses	Buyer	Purchase Price	Signing Date	Close Date
(Dollars in thousands)
AWS, Cellular and PCS	Verizon	$1,000,000	October 17, 2024	June 1, 2026
3.45 GHz and 700 MHz	AT&T	$1,018,044	November 6, 2024	January 13, 2026
700 MHz	T-Mobile	$74,800	August 29, 2025	May 5, 2026
700 MHz[1]	T-Mobile	$10,200	August 29, 2025	Estimated 2026
600 MHz	T-Mobile	$86,387	October 7, 2025	May 12, 2026
600 MHz[1]	T-Mobile	$19,613	June 5, 2026	Estimated 2026
1    This license transaction received regulatory approval on October 7, 2026, yet remains subject to FCC finality and other customary closing conditions.
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
Recent Development
On May 7, 2026, TDS delivered to the Array Board of Directors a letter setting forth a non-binding proposal to acquire all of the outstanding Array Common Shares that are not owned by TDS (the “Array Proposal”). On September 1, 2026, TDS announced that it is no longer pursuing the Array Proposal. For additional information, see TDS' Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on September 2, 2026.
In addition to these initiatives, TDS continues to explore opportunities to transform its business operations given the change in scale of the overall TDS organization following the divestiture of the wireless operations. Together, these initiatives are referred to as the strategic alternatives review throughout this report. TDS incurred third-party expenses related to the strategic alternatives review of $12.9 million and $22.7 million for the three and nine months ended September 30, 2026, respectively, and $4.1 million and $6.2 million for the three and nine months ended September 30, 2025, respectively, which are included in Selling, general and administrative (SG&A) and Cost of operations expenses for continuing operations and excluded from Adjusted OIBDA and Adjusted EBITDA non-GAAP financial measures.

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

Results of Operations — TDS Consolidated
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2026, to the three and nine months ended September 30, 2025.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
(Dollars in thousands)
Operating revenues
TDS Telecom	$247,265	$255,111	(3)%	$745,243	$777,403	(4)%
Array	53,870	47,119	14%	159,952	102,632	56%
All Other[1]	5,559	6,291	(12)%	20,230	17,460	16%
Total operating revenues	306,694	308,521	(1)%	925,425	897,495	3%
Operating expenses
TDS Telecom	264,736	263,403	1%	774,723	771,865	—
Array	56,196	100,432	(44)%	(397,770)	203,761	N/M
All Other[1]	15,775	12,660	25%	61,456	36,084	70%
Total operating expenses	336,707	376,495	(11)%	438,409	1,011,710	(57)%
Operating income (loss)
TDS Telecom	(17,471)	(8,292)	N/M	(29,480)	5,538	N/M
Array	(2,326)	(53,313)	96%	557,722	(101,129)	N/M
All Other[1]	(10,216)	(6,369)	(60)%	(41,226)	(18,624)	N/M
Total operating income (loss)	(30,013)	(67,974)	56%	487,016	(114,215)	N/M
Other income (expense)
Equity in earnings of unconsolidated entities	41,414	69,838	(41)%	120,442	149,309	(19)%
Interest and dividend income	22,001	15,663	40%	55,418	28,044	98%
Interest expense	(11,575)	(47,278)	76%	(28,284)	(100,352)	72%
Short-term imputed spectrum lease income	7,669	30,413	(75)%	65,639	30,413	N/M
Other, net	4,523	5,347	(15)%	15,320	10,464	46%
Total other income	64,032	73,983	(13)%	228,535	117,878	94%

Income before income taxes	34,019	6,009	N/M	715,551	3,663	N/M
Income tax expense (benefit)	(25,869)	(72,772)	64%	134,950	(85,119)	N/M
Net income from continuing operations	59,888	78,781	(24)%	580,601	88,782	N/M
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	12,999	21,236	(39)%	109,142	25,903	N/M
Net income from continuing operations attributable to TDS shareholders	46,889	57,545	(19)%	471,459	62,879	N/M

Net income (loss) from discontinued operations	(1,173)	(151,899)	99%	21,510	(132,150)	N/M
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests, net of tax	(144)	(12,604)	99%	4,148	(6,563)	N/M
Net income (loss) from discontinued operations attributable to TDS shareholders	(1,029)	(139,295)	99%	17,362	(125,587)	N/M

Net income (loss)	58,715	(73,118)	N/M	602,111	(43,368)	N/M
Less: Net income attributable to noncontrolling interests, net of tax	12,855	8,632	49%	113,290	19,340	N/M
Net income (loss) attributable to TDS shareholders	45,860	(81,750)	N/M	488,821	(62,708)	N/M
TDS Preferred Share dividends	17,306	17,306	—	51,919	51,919	—
Net income (loss) attributable to TDS common shareholders	$28,554	$(99,056)	N/M	$436,902	$(114,627)	N/M

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
(Dollars in thousands)
Adjusted OIBDA from continuing operations (Non-GAAP)[2]	$75,038	$77,833	(4)%	$235,567	$198,119	19%
Adjusted EBITDA from continuing operations (Non-GAAP)[2]	$142,976	$168,681	(15)%	$426,747	$385,936	11%
Capital expenditures from continuing operations[3]	$256,109	$109,998	N/M	$575,971	$268,729	N/M
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
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents TDS' share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. Array holds noncontrolling interests in three entities in the state of Iowa that sold their wireless operations to T-Mobile in three separate transactions on August 1, 2025, the same date that Array sold its wireless operations to T-Mobile. As a result of the Iowa entities' sale of their wireless operations, these entities recognized a gain on sale, and Array's proportionate share of that gain was included in Equity in earnings of unconsolidated entities in the amount of $34.1 million, which is the primary driver of the year-over-year decrease in the three and nine months ended September 30, 2026. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.
Interest and dividend income
Interest and dividend income increased for the three and nine months ended September 30, 2026, due primarily to higher cash balances following the sale of the wireless spectrum licenses in 2026.
Interest expense
Interest expense decreased for the three and nine months ended September 30, 2026 due primarily to the repayment of TDS debt facilities in August 2025 and January 2026, partially offset by the new term loan that Array entered into in August 2025 and a decrease in capitalized interest. Interest expense from continuing operations excludes interest costs in all periods associated with Array term loans repaid, and Array debt exchanged, in conjunction with the sale of Array's wireless operations to T-Mobile. See Market Risk for additional information regarding maturities of long-term debt and weighted average interest rates.
Short-term imputed spectrum lease income
Short-term imputed spectrum lease income decreased for the three months ended September 30, 2026 due to the expiration of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements on July 31, 2026. The agreements provided T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year from closing. The portion of the purchase price allocated to the use of this spectrum was amortized over one year following the close.
Short-term imputed spectrum lease income increased for the nine months ended September 30, 2026 due to the execution of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the spectrum leases.
Income tax expense (benefit)
Income tax benefit on continuing operations decreased for the three months ended September 30, 2026, due primarily to favorable reductions to valuation allowances on deferred tax assets recorded in the third quarter of 2025 that did not recur in 2026, partially offset by favorable changes in estimated state taxes on the sale of wireless spectrum licenses and a benefit related to transferable federal tax credits purchased during the current period.
Income tax expense on continuing operations increased for the nine months ended September 30, 2026, due primarily to the increase in Income before income taxes that resulted from the gains on license sales in the current period and favorable reductions to valuation allowances on deferred tax assets recorded in the third quarter of 2025 that did not recur in 2026, partially offset by a benefit related to transferable federal tax credits purchased during the current period.

Net income from continuing operations attributable to noncontrolling interests, net of tax

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in thousands)
Array noncontrolling public shareholders’	$12,622	$20,125	$105,660	$23,474
Noncontrolling shareholders’ or partners’	377	1,111	3,482	2,429
Net income from continuing operations attributable to noncontrolling interests, net of tax	$12,999	$21,236	$109,142	$25,903
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

TDS TELECOM OPERATIONS
Business Overview
TDS Telecom owns, operates and invests in high-quality networks, services and products in a mix of small to mid-sized urban, suburban and rural communities throughout the United States. TDS Telecom is a wholly-owned subsidiary of TDS and provides a wide range of broadband, video, voice and wireless communications services to residential, commercial and wholesale customers. TDS Telecom seeks to deliver outstanding customer service.

OPERATIONS

TDS Telecom headquarters, Madison, WI

TDS Telecom operations

▪Serves 1.1 million connections in 30 states
▪Employs approximately 3,900 associates

Operational Overview — TDS Telecom
Total Service Address Mix
As of September 30,

TDS Telecom increased its service addresses 8% from a year ago to 2.0 million as of September 30, 2026 through footprint expansion and acquisition. TDS Telecom serves 56% of incumbent service addresses with fiber.
TDS Telecom offers 1Gig+ service to 82% of its total footprint as of September 30, 2026, compared to 76% a year ago.

As of or for the Quarter Ended September 30,	2026	2025	2026 vs. 2025
Residential connections
Broadband
Incumbent Fiber	144,100	123,500	17%
Incumbent Copper	71,100	102,000	(30)%
Expansion Fiber	191,200	150,700	27%
Cable	173,200	186,100	(7)%
Total Broadband	579,600	562,400	3%
Video	104,000	114,300	(9)%
Voice	204,100	242,200	(16)%
Wireless	10,500	2,200	N/M
Total Residential Connections	898,200	921,100	(2)%
Commercial connections	162,600	180,300	(10)%
Total connections	1,060,800	1,101,300	(4)%

Total residential fiber net adds	16,700	11,200	50%
Total residential broadband net adds	7,200	4,600	55%

Residential fiber churn	1.3%	1.5%
Total residential broadband churn	1.7%	1.7%
N/M - Percentage change not meaningful
Numbers may not foot due to rounding.
Total connections decreased due to declines in legacy voice and video products, as well as broadband connections in copper and cable markets, partially offset by growth in fiber markets and wireless connections.
Divestitures in 2025 resulted in a decrease of 12,500 connections, including 5,100 residential broadband connections. Acquisition in 2026 resulted in an increase of 7,800 connections, including 4,700 residential broadband connections.

Residential Broadband Connections by Speed
As of September 30,
Residential broadband customers continue to take higher speeds with 89% on 100 Mbps or higher products and 54% on 1Gig+ products.

Residential Revenue per Connection

Total residential revenue per connection increased by 2% for the three months ended September 30, 2026, and 1% for the nine months ended September 30, 2026 due primarily to price increases and customer product mix, partially offset by promotional activity.

Financial Overview — TDS Telecom
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2026, to the three and nine months ended September 30, 2025.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
(Dollars in thousands)
Residential
Incumbent	$74,948	$81,910	(8)%	$228,108	$252,168	(10)%
Expansion	48,310	39,610	22%	137,528	110,596	24%
Cable	55,909	60,231	(7)%	169,891	186,253	(9)%
Total residential	179,167	181,751	(1)%	535,527	549,017	(2)%
Commercial	32,451	34,066	(5)%	98,022	103,317	(5)%
Wholesale	35,588	39,153	(9)%	111,522	124,534	(10)%
Total service revenues	247,206	254,970	(3)%	745,071	776,868	(4)%
Equipment revenues	59	141	(58)%	172	535	(68)%
Total operating revenues	247,265	255,111	(3)%	745,243	777,403	(4)%

Cost of operations (excluding Depreciation, amortization and accretion reported below)	103,180	102,253	1%	300,944	300,265	—
Cost of equipment and products	173	182	(5)%	402	562	(28)%
Selling, general and administrative	84,648	79,201	7%	244,747	244,905	—
Depreciation, amortization and accretion	75,985	78,901	(4)%	222,127	223,478	(1)%
(Gain) loss on asset disposals, net	1,265	22	N/M	7,057	7,890	(11)%
(Gain) loss on sale of business and other exit costs, net	(515)	2,844	N/M	1,046	(5,235)	N/M
(Gain) loss on license sales and exchanges, net	—	—	—	(1,600)	—	N/M
Total operating expenses	264,736	263,403	1%	774,723	771,865	—

Operating income (loss)	$(17,471)	$(8,292)	N/M	$(29,480)	$5,538	N/M

Net income (loss)	$(11,954)	$(282)	N/M	$(15,900)	$19,329	N/M
Adjusted OIBDA (Non-GAAP)[1]	$63,493	$76,972	(18)%	$203,466	$235,168	(13)%
Adjusted EBITDA (Non-GAAP)[1]	$65,859	$80,491	(18)%	$210,071	$245,352	(14)%
Capital expenditures[2]	$251,463	$102,429	N/M	$556,623	$251,486	N/M
N/M - Percentage change not meaningful.
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Operating Revenues
Three Months Ended September 30, 2026 and 2025
(Dollars in millions)

Operating Revenues
Nine Months Ended September 30, 2026 and 2025
(Dollars in millions)

Residential revenues consist of:
•Broadband services
•Video services, including cloud-based video services, IPTV, traditional cable programming and satellite offerings
•Voice services
•Wireless services
Commercial revenues consist of:
•High-speed and dedicated business internet services
•Video services
•Voice services
•Wireless services
Wholesale revenues consist of:
•Network access services primarily related to interexchange and wireless carriers for carrying data and voice traffic on TDS Telecom's networks
•Federal and state regulatory support, including E-ACAM

Key components of changes in the statement of operations items were as follows:
Total operating revenues
Residential revenues decreased for the three and nine months ended September 30, 2026, due primarily to declines in legacy markets and divestitures, partially offset by growth in expansion markets and price increases.
Commercial revenues decreased for the three and nine months ended September 30, 2026, due primarily to declining connections in legacy markets and divestitures.
Wholesale revenues decreased for the three and nine months ended September 30, 2026, due primarily to divestitures and the continued decline of special access circuits.
The 2025 divestitures contributed a decrease of $4.1 million in operating revenues from the comparable three months ended September 30, 2025 and a decrease of $15.4 million in operating revenues from the comparable nine months ended September 30, 2025.

Selling, general and administrative
Selling, general and administrative expenses increased for the three months ended September 30, 2026, due primarily to higher employee-related costs to support growth and reflect inflationary pressures, as well as severance charges, partially offset by lower regulatory fees.
(Gain) loss on sale of business and other exit costs, net
(Gain) loss on sale of business fluctuated for the three and nine months ended September 30, 2026 due to the divestitures of certain markets in 2025.

ARRAY OPERATIONS
Business Overview
Array connects America through digital infrastructure by leasing tower space to tenants and providing ancillary services. Array also holds noncontrolling interests in primarily wireless operating companies and holds certain wireless spectrum licenses. As of September 30, 2026, Array is an 81.9%-owned subsidiary of Telephone and Data Systems, Inc. (TDS).
Towers
Array seeks to grow tower revenue primarily through increasing colocations on existing towers and amendments to existing colocations. Array seeks to provide unique tower locations, attractive terms and streamlined implementation to wireless network operators, internet service providers, government and public safety agencies, broadcast and media companies, and other businesses. As of September 30, 2026, Array owns 4,455 towers in 19 states.
Noncontrolling interest investments
Array holds noncontrolling interests in primarily wireless operating companies that generate material amounts of income and cash distributions. These entities primarily consist of wireless entities managed by Verizon and AT&T. The noncontrolling entities that are managed by Array consist primarily of tower operations.
Retained spectrum
Array holds wireless spectrum that is subject to sale agreements described above, and additional wireless spectrum not subject to pending sale agreements that Array seeks to opportunistically monetize. As of September 30, 2026, the book value of the remaining spectrum not subject to pending sale agreements was $1,584.7 million and includes primarily C-Band spectrum. Array incurred costs related to the management of the retained spectrum as a standalone tower company of $3.1 million and $7.1 million during the three and nine months ended September 30, 2026, respectively and $2.4 million during the three months ended September 30, 2025.

OPERATIONS

As of September 30,	2026	2025
Owned towers	4,455	4,449
Number of colocations[1]	4,372	4,517
Tower tenancy rate[1]	0.98	1.02
1Includes T-Mobile MLA committed site minimum of 2,015. Excludes Interim Sites whereby T-Mobile is leasing up to 1,800 sites for a period of up to 30 months subject to the terms and conditions of the MLA. As of March 31, 2026, the Number of colocations and the Tower tenancy rate exclude DISH Wireless. Normalized to exclude DISH Wireless, the prior period Tower tenancy rate would have been 0.94. See Financial Overview within this MD&A for additional information.

Financial Overview — Array
The following discussion and analysis compares financial results for the three and nine months ended September 30, 2026, to the three and nine months ended September 30, 2025.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
(Dollars in thousands)
Operating revenues
Site rental	$52,475	$45,838	14%	$156,674	$99,663	57%
Services	1,395	1,281	9%	3,278	2,969	10%
Total operating revenues	53,870	47,119	14%	159,952	102,632	56%

Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	23,349	20,976	11%	68,455	56,662	21%
Selling, general and administrative	18,200	20,525	(11)%	53,851	69,063	(22)%
Depreciation, amortization and accretion	13,405	11,868	13%	40,437	35,860	13%
Loss on impairment of licenses	—	47,679	N/M	—	47,679	N/M
(Gain) loss on asset disposals, net	1,233	707	74%	5,946	620	N/M
(Gain) loss on license sales and exchanges, net	9	(1,323)	N/M	(566,459)	(6,123)	N/M
Total operating expenses	56,196	100,432	(44)%	(397,770)	203,761	N/M

Operating income (loss)	(2,326)	(53,313)	96%	557,722	(101,129)	N/M

Other income (expense)
Equity in earnings of unconsolidated entities	41,009	69,811	(41)%	116,144	147,453	(21)%
Interest and dividend income	4,442	8,909	(50)%	15,095	15,267	(1)%
Interest expense	(10,972)	(8,855)	(24)%	(29,013)	(16,233)	(79)%
Short-term imputed spectrum lease income	7,669	30,413	(75)%	65,639	30,413	N/M
Other, net	35	254	(86)%	9	253	(97)%
Total other income	42,183	100,532	(58)%	167,874	177,153	(5)%
Income before income taxes	39,857	47,219	(16)%	725,596	76,024	N/M
Income tax expense (benefit)	(30,121)	(62,701)	52%	138,147	(54,479)	N/M
Net income from continuing operations	$69,978	$109,920	(36)%	$587,449	$130,503	N/M

Adjusted OIBDA from continuing operations (Non-GAAP)[1]	$18,255	$6,107	N/M	$51,158	$(20,744)	N/M
Adjusted EBITDA from continuing operations (Non-GAAP)[1]	$63,741	$85,081	(25)%	$182,406	$142,229	28%
Capital expenditures from continuing operations[2]	$3,915	$7,927	(51)%	$16,456	$16,978	(3)%
N/M - Percentage change not meaningful
1Refer to Supplemental Information Relating to Non-GAAP Financial Measures within this MD&A for a reconciliation of this measure.
2Refer to Liquidity and Capital Resources within this MD&A for additional information on Capital expenditures.

Key components of changes in the statement of operations items were as follows:
Site rental revenues
Site rental revenues increased for the three and nine months ended September 30, 2026, primarily as a result of the execution of the T-Mobile MLA, pursuant to which T-Mobile leases space on an additional minimum 2,015 Array-owned towers, which were not under existing leases for T-Mobile, for a minimum of 15 years and leases space on approximately 1,800 Array-owned towers on an interim basis. The duration of the interim lease is 30 months, and T-Mobile may cancel such interim leases at their option on a tower-by-tower basis at any time. Array expects interim lease revenue, which was $4.9 million and $19.8 million for the three and nine months ended September 30, 2026, respectively, to continue to decline in future periods as T-Mobile terminates these interim leases over the course of the 30-month integration period, which ends January 2028. Further, the MLA extended the license term for approximately 600 existing T-Mobile colocations on Array towers for a new 15-year term that commenced on August 1, 2025.
This was partially offset by a $1.8 million and $7.8 million decrease in site rental revenues from DISH Wireless for the three and nine months ended September 30, 2026, including a $2.9 million write-off of contractual assets and liabilities that was recorded in the first quarter of 2026. In September 2025, Array received a letter from DISH Wireless claiming that its obligations under its Master Lease Agreement with Array were excused due to actions taken by the FCC and subsequent agreements to sell spectrum assets. DISH Wireless subsequently failed to make certain payments due to Array under its contractual commitment. Beginning in the first quarter of 2026, Array is no longer recognizing revenue in connection with DISH. Site rental revenues from DISH Wireless were $6.5 million in 2025. In June 2026, DISH Wireless and other DISH entities filed for bankruptcy and Array is monitoring those proceedings.
Cost of operations
Cost of operations increased for the three and nine months ended September 30, 2026 due primarily to a change in the classification of property tax and property insurance following the sale of the wireless business and an increase in cell site ground rent due to incremental expense related to customer growth, new leases, lease amendments and escalations.
Selling, general and administrative
Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2026 due primarily to decreases in shared overhead costs, employee expenses, bad debts expense and a change in the classification of property tax and property insurance following the sale of the wireless business, partially offset by an increase in strategic alternatives review expenses.
Selling, general and administrative expenses in the three months ended September 30, 2025, and the three and nine months ended September 30, 2026, include costs to support the winddown of the legacy wireless operations.
Loss on impairment of licenses
Loss on impairment of licenses decreased for the three and nine months ended September 30, 2026, due to an impairment recorded in the third quarter of 2025 on high-band wireless spectrum licenses.
(Gain) loss on asset disposals, net
(Gain) loss on asset disposals, net increased for the three and nine months ended September 30, 2026 due primarily to the disposal of assets no longer required to maintain certain spectrum licenses.
(Gain) loss on license sales and exchanges, net
(Gain) loss on license sales and exchanges, net increased for the nine months ended September 30, 2026 due primarily to the sale of certain AWS, Cellular and PCS wireless spectrum licenses to Verizon in the second quarter of 2026 and the sale of certain 3.45 GHz and 700 MHz wireless spectrum licenses to AT&T in the first quarter of 2026. See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities represents Array’s share of net income from entities in which it has a noncontrolling interest and that are accounted for using the equity method or the net asset value practical expedient. Array holds noncontrolling interests in three entities in the state of Iowa that sold their wireless operations to T-Mobile in three separate transactions on August 1, 2025, the same date that Array sold its wireless operations to T-Mobile. As a result of the Iowa entities' sale of their wireless operations, these entities recognized a gain on sale, and Array's proportionate share of that gain was included in Equity in earnings of unconsolidated entities in the amount of $34.1 million, which is the primary driver of the year-over-year decrease in the three and nine months ended September 30, 2026. See Note 8 — Investments in Unconsolidated Entities in the Notes to Consolidated Financial Statements for additional information.

Interest and dividend income
Interest and dividend income decreased for the three months ended September 30, 2026 due primarily to a decrease in interest income earned on the proceeds from the sale of the wireless operations to T-Mobile.
Interest expense
Interest expense from continuing operations excludes interest costs in all periods associated with term loans repaid, and debt exchanged, in conjunction with the sale of Array's wireless operations to T-Mobile. As a result, the increase in interest expense for the three months ended September 30, 2026 is primarily attributable to the new term loan that Array entered into in August 2025, and the increase in interest expense for the nine months ended September 30, 2026 is primarily attributable to the new term loan that Array entered into in August 2025 and a decrease in capitalized interest.
Short-term imputed spectrum lease income
Short-term imputed spectrum lease income decreased for the three months ended September 30, 2026 due to the expiration of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements on July 31, 2026. The agreements provided T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year from closing. The portion of the purchase price allocated to the use of this spectrum was amortized over one year following the close.
Short-term imputed spectrum lease income increased for the nine months ended September 30, 2026 due to the execution of the Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information related to the spectrum leases.
Income tax expense (benefit)
Income tax benefit on continuing operations decreased for the three months ended September 30, 2026, due primarily to favorable reductions to valuation allowances on deferred tax assets recorded in the third quarter of 2025 that did not recur in 2026, partially offset by favorable changes in estimated state taxes on the sale of wireless spectrum licenses and a benefit related to transferable federal tax credits purchased during the current period.
Income tax expense on continuing operations increased for the nine months ended September 30, 2026, due primarily to the increase in Income before income taxes that resulted from the gains on license sales in the current period and favorable reductions to valuation allowances on deferred tax assets recorded in the third quarter of 2025 that did not recur in 2026, partially offset by a benefit related to transferable federal tax credits purchased during the current period.

Liquidity and Capital Resources
Sources of Liquidity
TDS believes that existing cash and investment balances, dividends, distributions from unconsolidated entities, expected cash flows from operating activities and funds available under its financing agreements will provide sufficient liquidity for TDS to meet its funding needs. TDS requires funding for, among other uses, day-to-day operations, capital expenditures, fiber deployments and E-ACAM builds, payment of dividends, debt service requirements, repurchases of shares and potential acquisitions of businesses, land, land easements or additional towers.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments. TDS does not have direct access to Array cash. Refer to Common Share Repurchase Program within this MD&A for additional information related to changes in Cash and cash equivalents subsequent to September 30, 2026.
In the first and second quarters of 2026, Array closed on various sales of certain wireless spectrum licenses to AT&T, Verizon and T-Mobile for total proceeds of $2,185.7 million and TDS incurred tax liabilities on the transactions of approximately $280.0 million. As of September 30, 2026, TDS has paid cash taxes related to these transactions of approximately $260.0 million, and expects to pay the remaining amounts during the fourth quarter of 2026.

Cash and Cash Equivalents
(Dollars in millions)

The majority of TDS’ Cash and cash equivalents are held in money market funds that purchase only debt issued by the U.S. Treasury or U.S. government agencies and bank deposit accounts. Refer to the Consolidated Cash Flow Analysis for additional information related to changes in Cash and cash equivalents.

Financing
Revolving Credit Agreements
TDS and Array have unsecured revolving credit agreements with maximum borrowing capacities of $400.0 million and $100.0 million, respectively. Amounts under the agreements may be borrowed, repaid and reborrowed from time to time until maturity in December 2030. As of September 30, 2026, there were no outstanding borrowings under the agreements, except for letters of credit, and TDS' and Array's unused borrowing capacity was $399.5 million and $99.9 million, respectively.
Term Loan Agreement
As of September 30, 2026, Array has outstanding borrowings of $323.0 million under a term loan agreement with CoBank, ACB. The maturity date of the term loan is June 2030. Borrowings bear interest at a rate of Secured Overnight Financing Rate (SOFR) plus 2.50%.

Export Credit Financing Agreement
In January 2026, TDS repaid the entire outstanding borrowings under its term loan agreement with Export Development Canada of $150.0 million.
Debt Covenants
The TDS and Array revolving credit agreements and the Array term loan agreement with CoBank require TDS or Array, as applicable, to comply with certain affirmative and negative covenants, which include certain financial covenants that may restrict the borrowing capacity available. TDS and Array are required to maintain a Consolidated Leverage Ratio, as defined in the agreements, as of the end of any fiscal quarter at a level not to exceed 3.50 to 1.00. TDS and Array are also required to maintain the Consolidated Interest Coverage Ratio at a level not lower than 3.00 to 1.00 as of the end of any fiscal quarter. TDS and Array believe that they were in compliance as of September 30, 2026 with all such financial covenants.

Capital Expenditures
TDS makes substantial investments to acquire, construct and upgrade telecommunications networks and facilities to remain competitive, meet E-ACAM build-out requirements and as a basis for creating long-term value for shareholders. In recent years, changes in technology have required substantial investments in TDS’ networks to remain competitive. Costs related to the deployment of fiber for TDS Telecom have increased in recent periods and could increase in future periods, in particular as TDS Telecom continues to meet its E-ACAM build-out obligations.
Capital expenditures for continuing operations (i.e., additions to property, plant and equipment), which include the effects of accruals and capitalized interest, for the nine months ended September 30, 2026 and 2025, were as follows:

Capital Expenditures
(Dollars in millions)

TDS Telecom’s capital expenditures for the nine months ended September 30, 2026 and 2025, were $556.6 million and $251.5 million, respectively.
Capital expenditures for the full year 2026 are expected to be approximately $750 million. These expenditures are expected to be used principally for the following purposes:
▪Continue fiber deployment in expansion markets and to meet E-ACAM build-out requirements;
▪Support broadband growth and success-based spending; and
▪Maintain and enhance existing infrastructure.

Array's capital expenditures for the nine months ended September 30, 2026 and 2025, were $16.5 million and $17.0 million, respectively.

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
Other Obligations
TDS will require capital for future spending on existing contractual obligations, including long-term debt obligations; preferred stock dividend obligations; lease commitments; E-ACAM obligations; and tax payments related to the 2026 wireless spectrum license transactions. Refer to the discussion elsewhere within this Liquidity and Capital Resources section for additional information.
Common Share Repurchase Program
During the three months ended September 30, 2026, TDS repurchased 5,958,218 Common Shares for $218.4 million, excluding commissions and taxes, at an average price per share of $36.65. As of September 30, 2026, the total maximum dollar value of the TDS Common Shares that may yet be repurchased under TDS' program was $305.8 million.
Subsequent to September 30, 2026, TDS repurchased 8,717,162 Common Shares for $301.7 million, excluding commissions and taxes, at an average price per share of $34.61. On November 6, 2026, TDS announced that its Board of Directors had authorized an additional $250.0 million stock repurchase program for TDS Common Shares.
For additional information related to the current repurchase authorization, see Unregistered Sales of Equity Securities and Use of Proceeds.
Dividends
TDS paid quarterly dividends per outstanding share of $0.04 in the third quarter of 2026 and 2025. TDS has no current plans to change its policy of paying dividends.

TDS paid quarterly dividends per outstanding Series UU depositary share (each representing 1/1,000th of a Preferred Share) of $0.414 in the third quarter of 2026 and 2025.

TDS paid quarterly dividends per outstanding Series VV depositary share (each representing 1/1,000th of a Preferred Share) of $0.375 in the third quarter of 2026 and 2025.

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

Consolidated Cash Flow Analysis
The following discussion summarizes TDS' cash flow activities for the nine months ended September 30, 2026 and 2025. Cash flows may fluctuate from quarter to quarter and year to year due to timing and other factors. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes.
2026 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $869.5 million. Net cash provided by operating activities related to continuing operations was $44.7 million due to net income of $580.6 million adjusted for non-cash items of $497.2 million, distributions received from unconsolidated entities of $89.6 million, including $26.1 million in distributions from the Los Angeles SMSA Limited Partnership (LA Partnership), and changes in working capital items which decreased net cash by $128.2 million. The working capital changes were primarily driven by deferred revenue related to spectrum leases, the timing of rent payments and increased prepaid contracts. Cash flows used in operating activities related to discontinued operations were $29.6 million.
Cash flows provided by investing activities related to continuing operations were $1,650.3 million, due primarily to cash received from divestitures of $2,188.2 million, partially offset by payments for property, plant and equipment of $515.6 million and cash paid for acquisitions of $25.1 million. There were no cash flows provided by investing activities related to discontinued operations.
Cash flows used for financing activities related to continuing operations were $796.0 million, due primarily to the payment of $332.5 million in Array dividends, the repurchase of TDS Common Shares of $205.1 million, repayments on TDS long-term debt agreements of $153.1 million, the payment of $65.6 million in TDS dividends and tax withholdings, net of cash receipts, for TDS and Array stock-based compensation awards of $34.8 million. There were no cash flows used for financing activities related to discontinued operations.
2025 Commentary
TDS’ Cash, cash equivalents and restricted cash increased $554.0 million. Net cash provided by operating activities related to continuing operations was $224.8 million due to net income of $88.8 million adjusted for non-cash items of $124.1 million and distributions received from unconsolidated entities of $149.7 million. Distributions from noncontrolling wireless entities managed by Array included a special distribution of $42.5 million related to the proceeds received by three entities in the state of Iowa that sold their wireless operations to T-Mobile on August 1, 2025. In addition, distributions from certain equity method investments operated by Verizon included a special distribution of $25.3 million related to proceeds received by Verizon managed entities related to Verizon's tower transaction with Vertical Bridge that closed in December 2024. This was partially offset by lower current year distributions due to adjustments made by certain equity method investees for prior period activity. The changes in working capital items which decreased net cash by $137.8 million were primarily driven by the payment of associate bonuses, deferred revenue related to spectrum leases and the timing of tax payments, partially offset by the timing of vendor payments. Cash flows provided by operating activities related to discontinued operations were $345.5 million.
Cash flows used for investing activities related to continuing operations were $233.7 million, due primarily to payments for property, plant and equipment of $262.1 million, partially offset by cash received from divestitures of $29.4 million. Cash flows used for investing activities related to discontinued operations were $2,462.4 million.
Cash flows used for financing activities related to continuing operations were $2,224.5 million, due primarily to repayments on TDS and Array long-term debt agreements of $1,961.8 million, the payment of $358.6 million in Array dividends, the payment of $65.8 million in TDS dividends, tax withholdings, net of cash receipts for Array stock-based compensation awards of $63.5 million due to Array awards that accelerated upon change in control and associate terminations, the repurchase of TDS Common Shares of $40.7 million, the repurchase of Array Common Shares of $21.4 million, and distributions to noncontrolling interests of $21.1 million due to the sale of the wireless operations to T-Mobile. These were partially offset by $325.0 million borrowed under the Array CoBank term loan agreement. Cash flows used for financing activities related to discontinued operations were $20.5 million.

Consolidated Balance Sheet Analysis
The following discussion addresses certain captions in the consolidated balance sheet and changes therein. This discussion is intended to highlight the significant changes and is not intended to fully reconcile the changes. Notable balance sheet changes during 2026 were as follows:
Non-current assets held for sale
Non-current assets held for sale decreased $1,540.3 million due primarily to the sale of wireless spectrum licenses to AT&T, Verizon and T-Mobile in 2026. See Note 7 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Other intangible assets, net of accumulated amortization
Other intangible assets, net of accumulated amortization decreased $21.4 million due primarily to amortization of TDS Telecom franchise rights.
Accounts payable
Accounts payable increased $80.8 million due primarily to increased capital expenditures, the timing of vendor payments, and the repurchase of TDS Common Shares.
Customer deposits and deferred revenues
Customer deposits and deferred revenues decreased $66.3 million due primarily to the recognition of the deferral of a portion of the T-Mobile purchase price related to T-Mobile's use of certain spectrum assets at no cost for up to one year from closing. See Note 2 — Discontinued Operations in the Notes to Consolidated Financial Statements for additional information.
Accrued taxes
Accrued taxes decreased $19.8 million due primarily to tax payments made in 2026 that relate to the 2025 tax year.
Deferred income tax liability, net
Deferred income tax liability, net decreased $128.1 million due primarily to reversals of temporary differences related to prior amortization of wireless spectrum licenses, triggered by the sale of wireless spectrum licenses to AT&T, Verizon and T-Mobile during 2026.
Long-term debt, net
Long-term debt, net decreased $154.6 million due primarily to the repayment of the TDS export credit financing agreement.

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
Management uses Adjusted EBITDA and Adjusted OIBDA as measurements of profitability, and therefore reconciliations to applicable GAAP income measures are deemed appropriate. Management believes Adjusted EBITDA and Adjusted OIBDA are useful measures of TDS’ operating results before significant recurring non-cash charges, expenses related to strategic alternatives review, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of TDS’ financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management’s evaluation of business performance. Adjusted EBITDA shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, expenses related to the strategic alternatives review and short-term imputed spectrum lease income, while Adjusted OIBDA reduces this measure further to exclude Equity in earnings of unconsolidated entities and Interest and dividend income in order to more effectively show the performance of operating activities excluding investment activities. The following tables reconcile EBITDA, Adjusted EBITDA and Adjusted OIBDA to the corresponding GAAP measures, Net income (loss) from continuing operations and/or Operating income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS - CONSOLIDATED	2026	2025	2026	2025
(Dollars in thousands)
Net income from continuing operations (GAAP)	$59,888	$78,781	$580,601	$88,782
Add back:
Income tax expense (benefit)	(25,869)	(72,772)	134,950	(85,119)
Interest expense	11,575	47,278	28,284	100,352
Depreciation, amortization and accretion	90,166	91,746	264,889	262,095
EBITDA (Non-GAAP)	135,760	145,033	1,008,724	366,110
Add back or deduct:
Expenses related to strategic alternatives review	12,884	4,132	22,679	6,191
Loss on impairment of licenses	—	47,679	—	47,679
(Gain) loss on asset disposals, net	2,498	729	13,077	8,524
(Gain) loss on sale of business and other exit costs, net	(515)	2,844	1,046	(6,032)
(Gain) loss on license sales and exchanges, net	18	(1,323)	(553,140)	(6,123)
Short-term imputed spectrum lease income	(7,669)	(30,413)	(65,639)	(30,413)
Adjusted EBITDA (Non-GAAP)	142,976	168,681	426,747	385,936
Deduct:
Equity in earnings of unconsolidated entities	41,414	69,838	120,442	149,309
Interest and dividend income	22,001	15,663	55,418	28,044
Other, net	4,523	5,347	15,320	10,464
Adjusted OIBDA (Non-GAAP)	75,038	77,833	235,567	198,119
Deduct:
Depreciation, amortization and accretion	90,166	91,746	264,889	262,095
Expenses related to strategic alternatives review	12,884	4,132	22,679	6,191
Loss on impairment of licenses	—	47,679	—	47,679
(Gain) loss on asset disposals, net	2,498	729	13,077	8,524
(Gain) loss on sale of business and other exit costs, net	(515)	2,844	1,046	(6,032)
(Gain) loss on license sales and exchanges, net	18	(1,323)	(553,140)	(6,123)
Operating income (loss) (GAAP)	$(30,013)	$(67,974)	$487,016	$(114,215)

	Three Months Ended September 30,		Nine Months Ended September 30,
TDS TELECOM	2026	2025	2026	2025
(Dollars in thousands)
Net income (loss) (GAAP)	$(11,954)	$(282)	$(15,900)	$19,329
Add back:
Income tax expense (benefit)	(3,306)	(2,748)	(7,305)	561
Interest expense	155	(1,743)	330	(4,168)
Depreciation, amortization and accretion	75,985	78,901	222,127	223,478
EBITDA (Non-GAAP)	60,880	74,128	199,252	239,200
Add back or deduct:
Expenses related to strategic alternatives review	4,229	3,497	4,316	3,497
(Gain) loss on asset disposals, net	1,265	22	7,057	7,890
(Gain) loss on sale of business and other exit costs, net	(515)	2,844	1,046	(5,235)
(Gain) loss on license sales and exchanges, net	—	—	(1,600)	—
Adjusted EBITDA (Non-GAAP)	65,859	80,491	210,071	245,352
Deduct:
Equity in earnings of unconsolidated entities	2	3	2	4
Interest and dividend income	2,126	1,824	3,734	4,918
Other, net	238	1,692	2,869	5,262
Adjusted OIBDA (Non-GAAP)	63,493	76,972	203,466	235,168
Deduct:
Depreciation, amortization and accretion	75,985	78,901	222,127	223,478
Expenses related to strategic alternatives review	4,229	3,497	4,316	3,497
(Gain) loss on asset disposals, net	1,265	22	7,057	7,890
(Gain) loss on sale of business and other exit costs, net	(515)	2,844	1,046	(5,235)
(Gain) loss on license sales and exchanges, net	—	—	(1,600)	—
Operating income (loss) (GAAP)	$(17,471)	$(8,292)	$(29,480)	$5,538

	Three Months Ended September 30,		Nine Months Ended September 30,
ARRAY	2026	2025	2026	2025
(Dollars in thousands)
Net income from continuing operations (GAAP)	$69,978	$109,920	$587,449	$130,503
Add back:
Income tax expense (benefit)	(30,121)	(62,701)	138,147	(54,479)
Interest expense	10,972	8,855	29,013	16,233
Depreciation, amortization and accretion	13,405	11,868	40,437	35,860
EBITDA (Non-GAAP)	64,234	67,942	795,046	128,117
Add back or deduct:
Expenses related to strategic alternatives review	5,934	489	13,512	2,349
Loss on impairment of licenses	—	47,679	—	47,679
(Gain) loss on asset disposals, net	1,233	707	5,946	620
(Gain) loss on license sales and exchanges, net	9	(1,323)	(566,459)	(6,123)
Short-term imputed spectrum lease income	(7,669)	(30,413)	(65,639)	(30,413)
Adjusted EBITDA (Non-GAAP)	63,741	85,081	182,406	142,229
Deduct:
Equity in earnings of unconsolidated entities	41,009	69,811	116,144	147,453
Interest and dividend income	4,442	8,909	15,095	15,267
Other, net	35	254	9	253
Adjusted OIBDA (Non-GAAP)	18,255	6,107	51,158	(20,744)
Deduct:
Depreciation, amortization and accretion	13,405	11,868	40,437	35,860
Expenses related to strategic alternatives review	5,934	489	13,512	2,349
Loss on impairment of licenses	—	47,679	—	47,679
(Gain) loss on asset disposals, net	1,233	707	5,946	620
(Gain) loss on license sales and exchanges, net	9	(1,323)	(566,459)	(6,123)
Operating income (loss) (GAAP)	$(2,326)	$(53,313)	$557,722	$(101,129)

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

Quantitative and Qualitative Disclosures About Market Risk
Market Risk
As of September 30, 2026, approximately 55% of TDS' long-term debt was in fixed-rate senior notes and approximately 45% in variable-rate debt. Fluctuations in market interest rates can lead to volatility in the fair value of fixed-rate notes and interest expense on variable-rate debt.
The following table presents the scheduled principal payments on long-term debt, lease obligations, and the related weighted average interest rates by maturity dates at September 30, 2026.

	Principal Payments Due by Period
	Long-Term Debt and Lease Obligations[1]	Weighted-Avg. Interest Rates on Long-Term Debt Obligations[2]
(Dollars in thousands)
Remainder of 2026	$2,385	6.4%
2027	9,074	6.4%
2028	8,566	6.4%
2029	12,647	6.4%
2030	293,105	6.4%
Thereafter	365,986	5.9%
Total	$691,763	6.1%
1The total long-term debt obligation differs from Long-term debt in the Consolidated Balance Sheet due to unamortized debt issuance costs on all non-revolving debt instruments and unamortized discounts related to Array's 6.7% Senior Notes.
2Represents the weighted average stated interest rates at September 30, 2026, for debt maturing in the respective periods.
See Note 4 — Fair Value Measurements in the Notes to Consolidated Financial Statements for additional information related to the fair value of TDS’ Long-term debt as of September 30, 2026.

Financial Statements

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars and shares in thousands, except per share amounts)
Operating revenues
Services	$248,528	$255,933	$748,128	$777,677
Site rental	52,475	45,838	156,674	99,663
Equipment and product sales	5,691	6,750	20,623	20,155
Total operating revenues	306,694	308,521	925,425	897,495
Operating expenses
Cost of operations (excluding Depreciation, amortization and accretion reported below)	126,480	123,180	369,252	356,781
Cost of equipment and products	4,406	5,452	15,446	17,580
Selling, general and administrative	113,654	106,188	327,839	331,206
Depreciation, amortization and accretion	90,166	91,746	264,889	262,095
Loss on impairment of licenses	—	47,679	—	47,679
(Gain) loss on asset disposals, net	2,498	729	13,077	8,524
(Gain) loss on sale of business and other exit costs, net	(515)	2,844	1,046	(6,032)
(Gain) loss on license sales and exchanges, net	18	(1,323)	(553,140)	(6,123)
Total operating expenses	336,707	376,495	438,409	1,011,710
Operating income (loss)	(30,013)	(67,974)	487,016	(114,215)
Other income (expense)
Equity in earnings of unconsolidated entities	41,414	69,838	120,442	149,309
Interest and dividend income	22,001	15,663	55,418	28,044
Interest expense	(11,575)	(47,278)	(28,284)	(100,352)
Short-term imputed spectrum lease income	7,669	30,413	65,639	30,413
Other, net	4,523	5,347	15,320	10,464
Total other income	64,032	73,983	228,535	117,878
Income before income taxes	34,019	6,009	715,551	3,663
Income tax expense (benefit)	(25,869)	(72,772)	134,950	(85,119)
Net income from continuing operations	59,888	78,781	580,601	88,782
Less: Net income from continuing operations attributable to noncontrolling interests, net of tax	12,999	21,236	109,142	25,903
Net income from continuing operations attributable to TDS shareholders	46,889	57,545	471,459	62,879

Net income (loss) from discontinued operations	(1,173)	(151,899)	21,510	(132,150)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests, net of tax	(144)	(12,604)	4,148	(6,563)
Net income (loss) from discontinued operations attributable to TDS shareholders	(1,029)	(139,295)	17,362	(125,587)

Net income (loss)	58,715	(73,118)	602,111	(43,368)
Less: Net income attributable to noncontrolling interests, net of tax	12,855	8,632	113,290	19,340
Net income (loss) attributable to TDS shareholders	45,860	(81,750)	488,821	(62,708)
TDS Preferred Share dividends	17,306	17,306	51,919	51,919
Net income (loss) attributable to TDS common shareholders	$28,554	$(99,056)	$436,902	$(114,627)

Telephone and Data Systems, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars and shares in thousands, except per share amounts)
Basic weighted average shares outstanding	114,374	116,126	114,254	115,318
Basic earnings per share from continuing operations attributable to TDS common shareholders	$0.26	$0.35	$3.67	$0.10
Basic earnings (loss) per share from discontinued operations attributable to TDS common shareholders	$(0.01)	$(1.20)	$0.15	$(1.09)
Basic earnings (loss) per share attributable to TDS common shareholders	$0.25	$(0.85)	$3.82	$(0.99)

Diluted weighted average shares outstanding	115,000	118,844	115,965	118,786
Diluted earnings per share from continuing operations attributable to TDS common shareholders	$0.26	$0.33	$3.62	$0.07
Diluted earnings (loss) per share from discontinued operations attributable to TDS common shareholders	$(0.01)	$(1.17)	$0.15	$(1.06)
Diluted earnings (loss) per share attributable to TDS common shareholders	$0.25	$(0.84)	$3.77	$(0.99)

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2026	2025
(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$602,111	$(43,368)
Net income (loss) from discontinued operations	21,510	(132,150)
Net income from continuing operations	580,601	88,782
Add (deduct) adjustments to reconcile net income to net cash flows from operating activities
Depreciation, amortization and accretion	264,889	262,095
Bad debts expense	6,026	5,951
Stock-based compensation expense	12,538	22,336
Deferred income taxes, net	(121,706)	(80,486)
Equity in earnings of unconsolidated entities	(120,442)	(149,309)
Distributions from unconsolidated entities	89,584	149,732
Loss on impairment of licenses	—	47,679
(Gain) loss on asset disposals, net	13,077	8,524
(Gain) loss on sale of business and other exit costs, net	1,046	(6,032)
(Gain) loss on license sales and exchanges, net	(553,140)	(6,123)
Other operating activities	463	19,451
Changes in assets and liabilities from operations
Accounts receivable	(1,558)	(8,023)
Inventory	875	14
Accounts payable	6,788	29,225
Customer deposits and deferred revenues	(64,671)	(31,105)
Accrued taxes	(5,834)	(22,974)
Accrued interest	259	(3,741)
Other assets and liabilities	(64,069)	(101,156)
Net cash provided by operating activities - continuing operations	44,726	224,840
Net cash provided by (used in) operating activities - discontinued operations	(29,554)	345,473
Net cash provided by operating activities	15,172	570,313

Cash flows from investing activities
Cash paid for additions to property, plant and equipment	(515,583)	(262,059)
Cash paid for acquisitions and licenses	(25,092)	(4,175)
Cash received from divestitures	2,188,235	29,389
Other investing activities	2,749	3,168
Net cash provided by (used in) investing activities - continuing operations	1,650,309	(233,677)
Net cash provided by investing activities - discontinued operations	—	2,462,399
Net cash provided by investing activities	$1,650,309	$2,228,722

Telephone and Data Systems, Inc. Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30,
	2026	2025
(Dollars in thousands)
Cash flows from financing activities
Issuance of long-term debt	$1,300	$325,000
Repayment of long-term debt	(153,104)	(1,961,844)
Tax withholdings, net of cash receipts, for TDS stock-based compensation awards	(32,724)	(1,234)
Tax withholdings, net of cash receipts, for Array stock-based compensation awards	(2,068)	(63,506)
Repurchase of TDS Common Shares	(205,057)	(40,697)
Repurchase of Array Common Shares	—	(21,360)
Dividends paid to TDS shareholders	(65,610)	(65,801)
Array dividends paid to noncontrolling public shareholders	(332,480)	(358,579)
Payment of debt issuance costs	—	(6,459)
Distributions to noncontrolling interests	(3,964)	(21,131)
Cash paid for software license agreements	(1,943)	(1,436)
Payments to acquire additional interest in subsidiaries	(593)	—
Other financing activities	212	(7,481)
Net cash used in financing activities - continuing operations	(796,031)	(2,224,528)
Net cash used in financing activities - discontinued operations	—	(20,537)
Net cash used in financing activities	(796,031)	(2,245,065)

Net increase in cash, cash equivalents and restricted cash	869,450	553,970

Cash, cash equivalents and restricted cash
Beginning of period	770,150	383,222
End of period	$1,639,600	$937,192

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Assets
(Unaudited)

	September 30, 2026	December 31, 2025
(Dollars in thousands)
Current assets
Cash and cash equivalents	$1,635,402	$765,952
Accounts receivable
Customers, less allowances of $3,492 and $3,406, respectively	64,503	68,737
Other, less allowances of $2,974 and $3,203, respectively	36,930	41,244
Inventory, net	3,187	4,062
Prepaid expenses	35,232	28,206
Income taxes receivable	5,012	1,292
Other current assets	12,967	13,976
Total current assets	1,793,233	923,469

Non-current assets held for sale	57,836	1,598,131

Licenses	1,585,374	1,642,972

Goodwill	6,403	—

Other intangible assets, net of accumulated amortization of $179,056 and $157,208, respectively	110,231	131,673

Investments in unconsolidated entities	493,930	461,922

Property, plant and equipment, net of accumulated depreciation and amortization of $4,292,215 and $4,156,666, respectively	3,346,706	2,965,455

Operating lease right-of-use assets	497,077	515,081

Other assets and deferred charges	176,512	159,600

Total assets[1]	$8,067,302	$8,398,303
The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Balance Sheet — Liabilities and Equity
(Unaudited)

	September 30, 2026	December 31, 2025
(Dollars and shares in thousands, except per share amounts)
Current liabilities
Current portion of long-term debt	$9,269	$5,274
Accounts payable	196,646	115,822
Customer deposits and deferred revenues	58,803	125,140
Accrued interest	3,094	2,836
Accrued taxes	26,926	46,721
Accrued compensation	46,657	56,774
Short-term operating lease liabilities	27,404	26,180
Current liabilities of discontinued operations	24,304	20,242
Other current liabilities	54,211	41,322
Total current liabilities	447,314	440,311

Deferred liabilities and credits
Deferred income tax liability, net	615,486	743,633
Long-term operating lease liabilities	532,555	549,617
Other deferred liabilities and credits	579,376	574,025

Long-term debt, net	668,736	823,364

Commitments and contingencies

Equity
TDS shareholders’ equity
Series A Common and Common Shares
Authorized 290,000 shares (25,000 Series A Common and 265,000 Common Shares)
Issued 133,240 shares (7,545 Series A Common and 125,695 Common Shares) and 133,236 shares (7,541 Series A Common and 125,695 Common Shares), respectively
Outstanding 109,239 shares (7,545 Series A Common and 101,694 Common Shares) and 113,783 shares (7,541 Series A Common and 106,242 Common Shares), respectively
Par Value ($0.01 per share)	1,332	1,332
Capital in excess of par value	2,492,454	2,483,654
Preferred Shares, 279.4 shares authorized, par value $0.01 per share, 44.4 shares (44,400 depositary shares) outstanding (16.8 Series UU (16,800 depositary shares) and 27.6 Series VV (27,600 depositary shares))	1,073,963	1,073,963
Treasury shares, at cost, 24,001 and 19,453 Common Shares, respectively	(653,684)	(473,072)
Accumulated other comprehensive income	20,273	21,506
Retained earnings	2,045,419	1,694,224
Total TDS shareholders' equity	4,979,757	4,801,607
Noncontrolling interests	244,078	465,746
Total equity	5,223,835	5,267,353

Total liabilities and equity[1]	$8,067,302	$8,398,303
The accompanying notes are an integral part of these consolidated financial statements.

1The consolidated total assets as of September 30, 2026 and December 31, 2025, include assets held by current consolidated variable interest entities (VIEs) of $33.3 million and $35.5 million, respectively, which are not available to be used to settle the obligations of TDS. The consolidated total liabilities for both September 30, 2026 and December 31, 2025, include certain liabilities of current consolidated VIEs of $9.6 million, for which the creditors of the VIEs have no recourse to the general credit of TDS. See Note 11 — Variable Interest Entities for additional information.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
June 30, 2026	$1,332	$2,488,372	$1,073,963	$(435,903)	$20,684	$2,022,189	$5,170,637	$231,577	$5,402,214
Net income attributable to TDS shareholders	—	—	—	—	—	45,860	45,860	—	45,860
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	12,855	12,855
Other comprehensive income (loss)	—	—	—	—	(411)	—	(411)	—	(411)
TDS Common and Series A Common share dividends ($0.04 per share)	—	—	—	—	—	(4,533)	(4,533)	—	(4,533)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17,306)	(17,306)	—	(17,306)
Repurchase of Common Shares	—	—	—	(220,123)	—	—	(220,123)	—	(220,123)
Dividend reinvestment plan	—	54	—	52	—	—	106	—	106
Incentive and compensation plans	—	3,720	—	2,290	—	(791)	5,219	—	5,219
Adjust investment in subsidiaries for compensation plans	—	308	—	—	—	—	308	70	378
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(424)	(424)
September 30, 2026	$1,332	$2,492,454	$1,073,963	$(653,684)	$20,273	$2,045,419	$4,979,757	$244,078	$5,223,835

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
June 30, 2025	$1,332	$2,535,934	$1,073,963	$(389,466)	$17,595	$1,764,795	$5,004,153	$811,084	$5,815,237
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(81,750)	(81,750)	—	(81,750)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	8,379	8,379
Other comprehensive income (loss)	—	—	—	—	(321)	—	(321)	—	(321)
TDS Common and Series A Common share dividends ($0.04 per share)	—	—	—	—	—	(4,665)	(4,665)	—	(4,665)
Array dividends paid to noncontrolling public shareholders ($23.00 per share)	—	—	—	—	—	—	—	(358,579)	(358,579)
TDS Preferred share dividends ($414 per Series UU share and $375 per Series VV share)	—	—	—	—	—	(17,306)	(17,306)	—	(17,306)
Repurchase of Common Shares	—	—	—	(40,697)	—	—	(40,697)	—	(40,697)
Dividend reinvestment plan	—	59	—	48	—	—	107	—	107
Incentive and compensation plans	—	4,729	—	24,626	—	(1,444)	27,911	—	27,911
Adjust investment in subsidiaries for issuances and other compensation plans	—	(61,806)	—	—	—	—	(61,806)	17,205	(44,601)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18,740)	(18,740)
September 30, 2025	$1,332	$2,478,916	$1,073,963	$(405,489)	$17,274	$1,659,630	$4,825,626	$459,349	$5,284,975

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
December 31, 2025	$1,332	$2,483,654	$1,073,963	$(473,072)	$21,506	$1,694,224	$4,801,607	$465,746	$5,267,353
Net income attributable to TDS shareholders	—	—	—	—	—	488,821	488,821	—	488,821
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	113,290	113,290
Other comprehensive income (loss)	—	—	—	—	(1,233)	—	(1,233)	—	(1,233)
TDS Common and Series A Common share dividends ($0.12 per share)	—	—	—	—	—	(13,691)	(13,691)	—	(13,691)
Array dividends paid to noncontrolling public shareholders ($21.25 per share)	—	—	—	—	—	—	—	(332,480)	(332,480)
TDS Preferred share dividends ($1,242 per Series UU share and $1,125 per Series VV share)	—	—	—	—	—	(51,919)	(51,919)	—	(51,919)
Repurchase of Common Shares	—	—	—	(220,123)	—	—	(220,123)	—	(220,123)
Dividend reinvestment plan	—	172	—	144	—	—	316	—	316
Incentive and compensation plans	—	11,569	—	39,367	—	(72,016)	(21,080)	—	(21,080)
Adjust investment in subsidiaries for issuances, acquisitions and other compensation plans	—	(2,941)	—	—	—	—	(2,941)	1,486	(1,455)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,964)	(3,964)
September 30, 2026	$1,332	$2,492,454	$1,073,963	$(653,684)	$20,273	$2,045,419	$4,979,757	$244,078	$5,223,835

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Consolidated Statement of Changes in Equity
(Unaudited)

	TDS Shareholders
	Series A Common and Common shares	Capital in excess of par value	Preferred Shares	Treasury shares	Accumulated other comprehensive income (loss)	Retained earnings	Total TDS shareholders' equity	Noncontrolling interests	Total equity
(Dollars in thousands, except per share amounts)
December 31, 2024	$1,332	$2,574,042	$1,073,963	$(425,342)	$18,238	$1,849,009	$5,091,242	$776,770	$5,868,012
Net income (loss) attributable to TDS shareholders	—	—	—	—	—	(62,708)	(62,708)	—	(62,708)
Net income attributable to noncontrolling interests classified as equity	—	—	—	—	—	—	—	18,499	18,499
Other comprehensive income (loss)	—	—	—	—	(964)	—	(964)	—	(964)
TDS Common and Series A Common share dividends ($0.12 per share)	—	—	—	—	—	(13,883)	(13,883)	—	(13,883)
Array dividends paid to noncontrolling public shareholders ($23.00 per share)	—	—	—	—	—	—	—	(358,579)	(358,579)
TDS Preferred share dividends ($1,242 per Series UU share and $1,125 per Series VV share)	—	—	—	—	—	(51,919)	(51,919)	—	(51,919)
Repurchase of Common Shares	—	—	—	(40,697)	—	—	(40,697)	—	(40,697)
Dividend reinvestment plan	—	247	—	207	—		454	—	454
Incentive and compensation plans	—	19,858	—	60,343	—	(60,869)	19,332	—	19,332
Adjust investment in subsidiaries for repurchases, issuances and other compensation plans	—	(115,231)	—	—	—	—	(115,231)	43,791	(71,440)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21,132)	(21,132)
September 30, 2025	$1,332	$2,478,916	$1,073,963	$(405,489)	$17,274	$1,659,630	$4,825,626	$459,349	$5,284,975

The accompanying notes are an integral part of these consolidated financial statements.

Telephone and Data Systems, Inc.
Notes to Consolidated Financial Statements
Note 1 Basis of Presentation
The accounting policies of Telephone and Data Systems, Inc. (TDS) conform to accounting principles generally accepted in the United States of America (GAAP) as set forth in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Unless otherwise specified, references to accounting provisions and GAAP in these notes refer to the requirements of the FASB ASC. The consolidated financial statements include the accounts of TDS and subsidiaries in which it has a controlling financial interest, including TDS’ wholly-owned subsidiary, TDS Telecommunications LLC (TDS Telecom) and Array Digital Infrastructure, Inc. (Array), an 81.9%-owned subsidiary of TDS. In addition, the consolidated financial statements include certain entities in which TDS has a variable interest that requires consolidation into the TDS financial statements under GAAP. Intercompany accounts and transactions have been eliminated. The Notes to Consolidated Financial Statements are presented for continuing operations, except for Note 2 — Discontinued Operations.
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
The accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring items, unless otherwise disclosed) necessary for the fair statement of TDS’ financial position as of September 30, 2026 and December 31, 2025, its results of operations and changes in equity for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. The Consolidated Statement of Comprehensive Income was not included because comprehensive income for the three and nine months ended September 30, 2026 and 2025, does not materially differ from net income. These results are not necessarily indicative of the results to be expected for the full year. TDS has not changed its significant accounting and reporting policies from those disclosed in its Form 10-K for the year ended December 31, 2025.
Restricted Cash
TDS presents restricted cash with cash and cash equivalents in the Consolidated Statement of Cash Flows. The following table provides a reconciliation of Cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheet to the total of the amounts in the Consolidated Statement of Cash Flows.

	September 30, 2026	December 31, 2025
(Dollars in thousands)
Cash and cash equivalents	$1,635,402	$765,952
Restricted cash included in Other current assets	4,198	4,198
Cash, cash equivalents and restricted cash in the statement of cash flows	$1,639,600	$770,150
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

Revision of Prior Period Interim Financial Statements
During the fourth quarter of 2025, TDS management identified an error in the previously reported interim Consolidated Balance Sheet and Consolidated Statements of Changes in Equity as of and for the three and nine months ended September 30, 2025. The Array dividends paid to noncontrolling public shareholders ($23.00 per share) were previously presented as a reduction to retained earnings (and total TDS shareholders' equity) of $358.6 million when they should have been presented as a reduction of $358.6 million to the noncontrolling interests' equity balance. As a result, the previously reported September 30, 2025 amount of retained earnings was understated by $358.6 million and the noncontrolling interests' equity balance was overstated by the same amount. Total equity was not impacted by the error and there were no impacts to TDS' Consolidated Statement of Operations for the three and nine months ended September 30, 2025 or the Consolidated Statement of Cash Flows for the nine months ended September 30, 2025. TDS management evaluated the materiality of this error and concluded the error was not material to the previously issued financial statements. TDS revised the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 to correct the error for the comparative period to the third quarter 2026 interim financial statements.
Note 2 Discontinued Operations
On August 1, 2025, Array sold its wireless operations and select spectrum assets to T-Mobile US, Inc. (T-Mobile) pursuant to a Securities Purchase Agreement (Securities Purchase Agreement).
Total consideration received was $4,293.8 million after adjustments which included a combination of $2,628.8 million in cash proceeds and $1,665.0 million in debt assumed by T-Mobile through the preliminary results of an exchange offer made to Array's debtholders, which subsequently closed on August 5, 2025. The final cash proceeds are subject to adjustment according to the terms and conditions of the Securities Purchase Agreement. Array recorded an estimated purchase price true-up payable to T-Mobile of $24.3 million and $20.2 million, as of September 30, 2026 and December 31, 2025, respectively, which is classified as Current liabilities of discontinued operations in the Consolidated Balance Sheet. Certain licenses included in the T-Mobile transaction did not transfer to T-Mobile at the time of close. At closing, a $16.7 million deferral of the purchase price was recorded related to these spectrum licenses, which is classified as Other current liabilities in the Consolidated Balance Sheet as of September 30, 2026 and Other deferred liabilities and credits in the Consolidated Balance Sheet as of December 31, 2025. As of September 30, 2026, the book value of the wireless spectrum licenses that did not transfer to T-Mobile was $16.7 million and is classified as held for sale in the Consolidated Balance Sheet. The transfer of the wireless spectrum licenses received regulatory approval on October 7, 2026 and is expected to occur in 2026, subject to Federal Communications Commission (FCC) finality and other customary closing conditions. Array also may incur significant decommissioning costs for certain equipment that T-Mobile retains the right to return to Array and recorded a liability of $65.8 million at closing. During the second quarter of 2026, Array updated its estimate for decommissioning costs and recorded a reduction of $25.5 million, which was recognized to (Gain) loss on sale of business and other exit costs, net within discontinued operations. In addition, during the second and third quarters of 2026, certain equipment was returned by T-Mobile and Array recognized asset retirement obligations of $10.2 million and $5.5 million, respectively, which are a reclassification from the liability for decommissioning costs and included in Other deferred liabilities and credits in the Consolidated Balance Sheet. The remaining estimated liability for decommissioning costs is $25.5 million as of September 30, 2026, and is classified as Other deferred liabilities and credits in the Consolidated Balance Sheet.
On August 1, 2025, a Short-Term Spectrum Manager Lease Agreement and Short-Term Spectrum Manager Sublease Agreements became effective, which provide T-Mobile with an exclusive license to use certain Array spectrum assets and leases at no cost for up to one year from closing for the sole purpose of providing continued, uninterrupted service to customers. The portion of the purchase price allocated to the use of this spectrum was $149.3 million based on an estimate for fair market value and was recognized to Short-term imputed spectrum lease income in the continuing operations Consolidated Statement of Operations over the one year term. Effective April 1, 2026, the Short-Term Spectrum Manager Lease Agreement with T-Mobile was terminated for certain spectrum assets. The remaining deferred purchase price related to the terminated leases was $11.7 million and was recognized to (Gain) loss on sale of business and other exit costs, net within discontinued operations during the second quarter of 2026. Effective August 2, 2026, an Amended and Restated Spectrum Manager Lease Agreement became effective, which provided T-Mobile with an exclusive license to continue using certain Array spectrum assets for up to one year and at no cost until February 2, 2027.
Following the close of the transaction, TDS entered into a transition services agreement (TSA) with T-Mobile to provide ongoing services and support. TDS recognized income related to the TSA of $4.3 million and $12.7 million for the three and nine months ended September 30, 2026, respectively, and $3.0 million for the three and nine months ended September 30, 2025, which is included in Other, net in the Consolidated Statement of Operations.

Net income (loss) from discontinued operations in the Consolidated Statement of Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in thousands)
Operating revenues
Service	$—	$238,088	$—	$1,659,802
Equipment sales	—	70,989	—	401,106
Total operating revenues	—	309,077	—	2,060,908

Operating expenses
System operations (excluding Depreciation, amortization and accretion reported below)	—	46,502	509	367,994
Cost of equipment sold	—	79,604	—	463,184
Selling, general and administrative	(322)	79,140	(58)	700,079
Depreciation, amortization and accretion	—	50,468	—	351,274
(Gain) loss on asset disposals, net	—	913	—	5,314
(Gain) loss on sale of business and other exit costs, net	2,624	272,574	(28,392)	272,574
Total operating expenses	2,302	529,201	(27,941)	2,160,419

Operating income (loss)	(2,302)	(220,124)	27,941	(99,511)

Other income (expense)
Interest expense	—	(15,255)	(324)	(91,714)
Other, net	—	400	—	190
Total other expense	—	(14,855)	(324)	(91,524)

Income (loss) before income taxes	(2,302)	(234,979)	27,617	(191,035)
Income tax expense (benefit)	(1,129)	(83,080)	6,107	(58,885)
Net income (loss) from discontinued operations	$(1,173)	$(151,899)	$21,510	$(132,150)
Note 3 Revenue Recognition
Disaggregation of Revenue
In the following table, TDS' revenues are disaggregated by type of service, which represents the relevant categorization of revenues for TDS' reportable segments, and timing of recognition. Service revenues are recognized over time and Equipment and product sales are recognized at a point in time.

Three Months Ended September 30, 2026	TDS Telecom	Array	All Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$179,167	$—	$—	$179,167
Commercial	32,451	—	—	32,451
Wholesale	34,813	—	—	34,813
Other service	—	1,395	(24)	1,371
Service revenues from contracts with customers	246,431	1,395	(24)	247,802
Equipment and product sales	59	—	5,632	5,691
Total revenues from contracts with customers	246,490	1,395	5,608	253,493
Operating lease income	775	52,475	(49)	53,201
Total operating revenues	$247,265	$53,870	$5,559	$306,694

Three Months Ended September 30, 2025	TDS Telecom	Array	All Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$181,752	$—	$—	$181,752
Commercial	34,066	—	—	34,066
Wholesale	38,368	—	—	38,368
Other service	—	1,281	(318)	963
Service revenues from contracts with customers	254,186	1,281	(318)	255,149
Equipment and product sales	141	—	6,609	6,750
Total revenues from contracts with customers	254,327	1,281	6,291	261,899
Operating lease income	784	45,838	—	46,622
Total operating revenues	$255,111	$47,119	$6,291	$308,521

Nine Months Ended September 30, 2026	TDS Telecom	Array	All Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$535,527	$—	$—	$535,527
Commercial	98,022	—	—	98,022
Wholesale	109,193	—	—	109,193
Other service	—	3,278	(75)	3,203
Service revenues from contracts with customers	742,742	3,278	(75)	745,945
Equipment and product sales	172	—	20,451	20,623
Total revenues from contracts with customers	742,914	3,278	20,376	766,568
Operating lease income	2,329	156,674	(146)	158,857
Total operating revenues	$745,243	$159,952	$20,230	$925,425

Nine Months Ended September 30, 2025	TDS Telecom	Array	All Other	Total
(Dollars in thousands)
Revenues from contracts with customers:
Type of service:
Residential	$549,017	$—	$—	$549,017
Commercial	103,317	—	—	103,317
Wholesale	122,252	—	—	122,252
Other service	—	2,969	(2,160)	809
Service revenues from contracts with customers	774,586	2,969	(2,160)	775,395
Equipment and product sales	535	—	19,620	20,155
Total revenues from contracts with customers	775,121	2,969	17,460	795,550
Operating lease income	2,282	99,663	—	101,945
Total operating revenues	$777,403	$102,632	$17,460	$897,495

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

	September 30, 2026	December 31, 2025
(Dollars in thousands)
Contract assets	$10,858	$3,508
Contract liabilities	$51,918	$39,936

Revenue recognized related to contract liabilities existing at January 1, 2026 was $36.9 million for the nine months ended September 30, 2026.
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
In addition, as of September 30, 2026, TDS Telecom expects to recognize approximately $74.4 million of revenue in the future related to performance obligations associated with existing circuit contracts that are partially or wholly unsatisfied. As of September 30, 2026, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2026, 2027 and thereafter was $8.8 million, $28.9 million, and $36.7 million, respectively.
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

	September 30, 2026	December 31, 2025
(Dollars in thousands)
Costs to obtain contracts
Sales commissions	$21,892	$14,770
Fulfillment costs
Installation costs	2,396	1,872
Total contract cost assets	$24,288	$16,642
Amortization of contract cost assets was $2.5 million and $7.4 million for the three and nine months ended September 30, 2026, respectively and $2.5 million and $7.7 million for the three and nine months ended September 30, 2025, respectively, and was included in Selling, general and administrative expenses and Cost of operations expenses.
Note 4 Fair Value Measurements
As of September 30, 2026 and December 31, 2025, TDS did not have any material financial or nonfinancial assets or liabilities that were required to be recorded at fair value in its Consolidated Balance Sheet in accordance with GAAP.
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

	Level within the Fair Value Hierarchy	September 30, 2026		December 31, 2025
		Book Value	Fair Value	Book Value	Fair Value
(Dollars in thousands)
Long-term debt	2	$679,130	$576,264	$834,726	$757,485
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

Note 5 Income Taxes
The effective tax rate on Income before income taxes from continuing operations for the three and nine months ended September 30, 2026 was (76.0)% and 18.9%, respectively. The effective tax rate for the three month period is not meaningful due to (i) favorable changes in estimated state taxes on the sale of wireless spectrum licenses and (ii) a benefit related to transferable federal tax credits purchased during the period.
The effective tax rate on Income before income taxes from continuing operations for the three and nine months ended September 30, 2025 was (1,211.1)% and (2,324.1)%, respectively. These effective tax rates are not meaningful due to low amounts of pretax income and reflect (i) favorable reductions to valuation allowances on deferred tax assets and (ii) the impacts of compensation-related tax adjustments.

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
The amounts used in computing basic and diluted earnings (loss) per share attributable to TDS common shareholders were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars and shares in thousands, except per share amounts)
Net income from continuing operations attributable to TDS common shareholders	$29,583	$40,239	$419,540	$10,960
Net income (loss) from discontinued operations attributable to TDS common shareholders	(1,029)	(139,295)	17,362	(125,587)
Net income (loss) attributable to TDS common shareholders used in basic earnings (loss) per share	28,554	(99,056)	436,902	(114,627)
Adjustments to compute diluted earnings (loss):
Noncontrolling interest adjustment	(23)	(610)	(240)	(610)
Net income (loss) attributable to TDS common shareholders used in diluted earnings per share	$28,531	$(99,666)	$436,662	$(115,237)

Weighted average number of shares used in basic earnings per share:
Common Shares	106,831	108,587	106,712	107,781
Series A Common Shares	7,543	7,539	7,542	7,537
Total	114,374	116,126	114,254	115,318

Effects of dilutive securities	626	2,718	1,711	3,468
Weighted average number of shares used in diluted earnings per share	115,000	118,844	115,965	118,786

Basic earnings per share from continuing operations attributable to TDS common shareholders	$0.26	$0.35	$3.67	$0.10
Basic earnings (loss) per share from discontinued operations attributable to TDS common shareholders	(0.01)	(1.20)	0.15	(1.09)
Basic earnings (loss) per share attributable to TDS common shareholders	$0.25	$(0.85)	$3.82	$(0.99)

Diluted earnings per share from continuing operations attributable to TDS common shareholders	$0.26	$0.33	$3.62	$0.07
Diluted earnings (loss) per share from discontinued operations attributable to TDS common shareholders	(0.01)	(1.17)	0.15	(1.06)
Diluted earnings (loss) per share attributable to TDS common shareholders	$0.25	$(0.84)	$3.77	$(0.99)
Certain Common Shares issuable upon the exercise of stock options or vesting of performance and restricted stock units were not included in weighted average diluted shares outstanding for the calculation of Diluted earnings (loss) per share attributable to TDS common shareholders because their effects were antidilutive. The number of such Common Shares excluded was 0.3 million and less than 0.1 million for the three and nine months ended September 30, 2026, respectively, and less than 0.1 million for both the three and nine months ended September 30, 2025.

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
On August 29, 2025, Array entered into a License Purchase Agreement (T-Mobile License Purchase Agreement) with T-Mobile to sell three groups of 700 MHz wireless spectrum licenses and agreed to grant T-Mobile certain rights to lease such licenses prior to the transaction close for total proceeds of $85.0 million. On May 5, 2026, Array closed on the sale of the first group of wireless spectrum licenses under the T-Mobile License Purchase Agreement for total proceeds of $74.8 million and recorded a book gain on the transaction of $0.1 million. At the closing of the first group of licenses, $18.6 million of the total proceeds of $74.8 million was deferred based on the fair market value of all wireless spectrum licenses included in the T-Mobile License Purchase Agreement. As of September 30, 2026, the book value of the remaining groups of wireless spectrum licenses to be sold was $11.2 million and is classified as held for sale in the Consolidated Balance Sheet. The sale of the remaining groups of wireless spectrum licenses received regulatory approval on October 7, 2026 and is expected to close in 2026, subject to FCC finality and other customary closing conditions.
As part of the T-Mobile transaction to sell the wireless operations, Array entered into a Put/Call Agreement with T-Mobile whereby T-Mobile has the right to call certain spectrum assets and Array has the right to put certain spectrum assets to T-Mobile for an aggregate agreed upon price of $106.0 million. The call option notice period started on May 24, 2024, and the put exercise period started on August 1, 2025. There was no cash exchanged at the inception of the Put/Call Agreement. Array accounted for this instrument as a net written call option and wrote off the entire fair value in 2025. In September 2025, T-Mobile exercised $86.4 million of the call option and the transaction closed on May 12, 2026. TDS recorded a book gain on the transaction of $0.3 million. In June 2026, T-Mobile exercised the second call option for $19.6 million. As of September 30, 2026, the book value of the wireless spectrum licenses subject to the second call notice was $19.5 million and is classified as held for sale in the Consolidated Balance Sheet. The transaction received regulatory approval on October 7, 2026 and is expected to close in 2026, subject to FCC finality and other customary closing conditions.
TDS Telecom
On September 1, 2026, TDS Telecom closed on a stock purchase agreement with Granite State Communications, a fiber operator in New Hampshire, acquiring 100% of the outstanding equity for a purchase price of $26.6 million, including adjustments. The allocation of the purchase price included $19.8 million of net tangible assets and liabilities, $6.4 million of Goodwill and $0.4 million of intangible assets subject to amortization.
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

	September 30, 2026	December 31, 2025
(Dollars in thousands)
Equity method investments	$464,762	$433,636
Measurement alternative method investments	21,514	20,834
Investments recorded using the net asset value practical expedient	7,654	7,452
Total investments in unconsolidated entities	$493,930	$461,922

The following table, which is based on unaudited information provided in part by third parties, summarizes the combined results of operations of TDS’ equity method investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Dollars in thousands)
Revenues	$1,833,985	$1,884,784	$5,559,028	$5,739,938
Operating expenses	1,436,596	1,362,757	4,435,443	4,402,728
Operating income	397,389	522,027	1,123,585	1,337,210
Other income (expense), net	(8,408)	(17,185)	(23,652)	(31,912)
Net income	$388,981	$504,842	$1,099,933	$1,305,298
Note 9 Asset Retirement Obligation
Asset retirement obligations are included in Other deferred liabilities and credits in the Consolidated Balance Sheet.
During the three months ended September 30, 2026, Array and TDS Telecom performed a review of the assumptions and estimated future costs related to asset retirement obligations. The results of the reviews and other changes in asset retirement obligations during the nine months ended September 30, 2026 were as follows:

Asset Retirement Obligations
(Dollars in thousands)
Balance at December 31, 2025	$411,197
Additional liabilities accrued	17,947
Revisions in estimated cash outflows	20,848
Acquisition of assets	2,375
Disposition of assets	(1,869)
Accretion expense	14,833
Balance at September 30, 2026	$465,331
Note 10 Debt
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
The following table presents the classification and balances of the consolidated VIEs’ assets and liabilities in TDS’ Consolidated Balance Sheet.

	September 30, 2026	December 31, 2025
(Dollars in thousands)
Assets
Accounts receivable	$753	$1,116
Other current assets	244	313
Property, plant and equipment, net	11,286	12,471
Operating lease right-of-use assets	19,615	20,564
Other assets and deferred charges	1,374	1,041
Total assets	$33,272	$35,505

Liabilities
Current liabilities	$1,791	$2,675
Long-term operating lease liabilities	21,372	22,400
Other deferred liabilities and credits	10,410	11,693
Total liabilities	$33,573	$36,768
Other Related Matters
TDS made contributions, loans or advances to its VIEs totaling $3.0 million during the nine months ended September 30, 2026 and made no contributions, loans or advances during the nine months ended September 30, 2025.
Note 12 Noncontrolling Interests
The following schedule discloses the effects of Net income (loss) attributable to TDS shareholders and changes in TDS’ ownership interest in Array on TDS’ equity:

Nine Months Ended September 30,	2026	2025
(Dollars in thousands)
Net income (loss) attributable to TDS shareholders	$488,821	$(62,708)
Transfers (to) from noncontrolling interests
Change in TDS' Capital in excess of par value from Array's issuance of Array shares	(3,425)	(123,170)
Change in TDS' Capital in excess of par value from Array's repurchases of Array shares	—	(3,199)
Net transfers (to) from noncontrolling interests	(3,425)	(126,369)
Net income (loss) attributable to TDS shareholders after transfers (to) from noncontrolling interests	$485,396	$(189,077)
Note 13 Business Segment Information
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
Adjusted earnings before interest, taxes, depreciation, amortization and accretion (Adjusted EBITDA) is the segment measure of profit or loss reported to the chief operating decision maker for purposes of assessing the segments' performance and making capital allocation decisions. Adjusted EBITDA is a non-GAAP financial measure that shows adjusted earnings before interest, taxes, depreciation, amortization and accretion, gains and losses, expenses related to the strategic alternatives review, and short-term imputed spectrum lease income. TDS believes Adjusted EBITDA is a useful measure of TDS’ operating results before significant recurring non-cash charges, gains and losses, and other items as presented below as it provides additional relevant and useful information to investors and other users of TDS' financial data in evaluating the effectiveness of its operations and underlying business trends in a manner that is consistent with management's evaluation of business performance. TDS’ chief operating decision maker is its President and Chief Executive Officer.

Financial data from continuing operations for TDS’ reportable segments for the three and nine months ended September 30, 2026 and 2025, is as follows:

Three Months Ended September 30, 2026	TDS Telecom	Array	Total
(Dollars in thousands)
Revenues from external customers	$247,261	$53,825	$301,086
Intersegment revenues	4	45	49
	247,265	53,870	301,135
Reconciliation of revenue:
All Other revenues[1]			5,608
Elimination of intersegment revenues			(49)
Total operating revenues			$306,694

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(103,180)	(23,349)
Cost of equipment and products	(173)	—
Selling, general and administrative	(84,648)	(18,200)
Expenses related to strategic alternatives review (included in Selling, general and administrative and Cost of operations)	4,229	5,934
Equity in earnings of unconsolidated entities	2	41,009
Interest and dividend income	2,126	4,442
Other segment items	238	35
Segment Adjusted EBITDA (Non-GAAP)	$65,859	$63,741	$129,600

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income before income taxes[1]			9,422
Short-term imputed spectrum lease income			7,669
Depreciation, amortization and accretion			(89,390)
Expenses related to strategic alternatives review (included in Selling, general and administrative and Cost of operations)			(10,163)
Loss on asset disposals, net			(2,498)
Gain on sale of business and other exit costs, net			515
Loss on license sales and exchanges, net			(9)
Interest expense			(11,127)
Income before income taxes			$34,019

Other segment disclosures
Three Months Ended or as of September 30, 2026	TDS Telecom	Array	Segment Total	All Other[1]	TDS Consolidated Total
Short-term imputed spectrum lease income	$—	$7,669	$7,669	$—	$7,669
Depreciation, amortization and accretion	(75,985)	(13,405)	(89,390)	(776)	(90,166)
Loss on asset disposals, net	(1,265)	(1,233)	(2,498)	—	(2,498)
Gain on sale of business and other exit costs, net	515	—	515	—	515
Loss on license sales and exchanges, net	—	(9)	(9)	(9)	(18)
Interest expense	(155)	(10,972)	(11,127)	(448)	(11,575)

Investments in unconsolidated entities	4,419	439,585	444,004	49,926	493,930
Total assets	3,355,437	3,207,729	6,563,166	1,504,136	8,067,302
Capital expenditures from continuing operations	$251,463	$3,915	$255,378	$731	$256,109

Three Months Ended September 30, 2025	TDS Telecom	Array	Total
(Dollars in thousands)
Revenues from external customers	$254,890	$47,119	$302,009
Intersegment revenues	221	—	221
	255,111	47,119	302,230
Reconciliation of revenue:
All Other revenues[1]			6,512
Elimination of intersegment revenues			(221)
Total operating revenues			$308,521

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(102,253)	(20,976)
Cost of equipment and products	(182)	—
Selling, general and administrative	(79,201)	(20,525)
Expenses related to strategic alternatives review (included in Selling, general and administrative and Cost of operations)	3,497	489
Equity in earnings of unconsolidated entities	3	69,811
Interest and dividend income	1,824	8,909
Other segment items	1,692	254
Segment Adjusted EBITDA (Non-GAAP)	$80,491	$85,081	$165,572

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]			(38,180)
Short-term imputed spectrum lease income			30,413
Depreciation, amortization and accretion			(90,769)
Expenses related to strategic alternatives review (included in Selling, general and administrative and Cost of operations)			(3,986)
Loss on impairment of licenses			(47,679)
Loss on asset disposals, net			(729)
Loss on sale of business and other exit costs, net			(2,844)
Gain on license sales and exchanges, net			1,323
Interest expense			(7,112)
Income before income taxes			$6,009

Other segment disclosures
Three Months Ended or as of September 30, 2025	TDS Telecom	Array	Segment Total	All Other[1]	TDS Consolidated Total
Short-term imputed spectrum lease income	$—	$30,413	$30,413	$—	$30,413
Depreciation, amortization and accretion	(78,901)	(11,868)	(90,769)	(977)	(91,746)
Loss on impairment of licenses	—	(47,679)	(47,679)	—	(47,679)
Loss on asset disposals, net	(22)	(707)	(729)	—	(729)
Loss on sale of business and other exit costs, net	(2,844)	—	(2,844)	—	(2,844)
Gain on license sales and exchanges, net	—	1,323	1,323	—	1,323
Interest expense	1,743	(8,855)	(7,112)	(40,166)	(47,278)

Investments in unconsolidated entities	3,947	452,174	456,121	44,876	500,997
Total assets	2,916,686	4,918,327	7,835,013	697,365	8,532,378
Capital expenditures from continuing operations	$102,429	$7,927	$110,356	$(358)	$109,998

Nine Months Ended September 30, 2026	TDS Telecom	Array	Total
(Dollars in thousands)
Revenues from external customers	$745,232	$159,816	$905,048
Intersegment revenues	11	136	147
	745,243	159,952	905,195
Reconciliation of revenue:
All Other revenues[1]			20,377
Elimination of intersegment revenues			(147)
Total operating revenues			$925,425

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(300,944)	(68,455)
Cost of equipment and products	(402)	—
Selling, general and administrative	(244,747)	(53,851)
Expenses related to strategic alternatives review (included in Selling, general and administrative and Cost of operations)	4,316	13,512
Equity earnings of unconsolidated entities	2	116,144
Interest and dividend income	3,734	15,095
Other segment items	2,869	9
Segment Adjusted EBITDA (Non-GAAP)	$210,071	$182,406	$392,477

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income before income taxes[1]			13,160
Short-term imputed spectrum lease income			65,639
Depreciation, amortization and accretion			(262,564)
Expenses related to strategic alternatives review (included in Selling, general and administrative and Cost of operations)			(17,828)
Loss on asset disposals, net			(13,003)
Loss on sale of business and other exit costs, net			(1,046)
Gain on license sales and exchanges, net			568,059
Interest expense			(29,343)
Income before income taxes			$715,551

Other segment disclosures
Nine Months Ended September 30, 2026	TDS Telecom	Array	Segment Total	All Other[1]	TDS Consolidated Total
Short-term imputed spectrum lease income	$—	$65,639	$65,639	$—	$65,639
Depreciation, amortization and accretion	(222,127)	(40,437)	(262,564)	(2,325)	(264,889)
Loss on asset disposals, net	(7,057)	(5,946)	(13,003)	(74)	(13,077)
Loss on sale of business and other exit costs, net	(1,046)	—	(1,046)	—	(1,046)
Gain (loss) on license sales and exchanges, net	1,600	566,459	568,059	(14,919)	553,140
Interest expense	(330)	(29,013)	(29,343)	1,059	(28,284)

Capital expenditures from continuing operations	$556,623	$16,456	$573,079	$2,892	$575,971

Nine Months Ended September 30, 2025	TDS Telecom	Array	Total
(Dollars in thousands)
Revenues from external customers	$775,592	$102,632	$878,224
Intersegment revenues	1,811	—	1,811
	777,403	102,632	880,035
Reconciliation of revenue:
All Other revenues[1]			19,271
Elimination of intersegment revenues			(1,811)
Total operating revenues			$897,495

Add back or deduct[2]:
Cost of operations (excluding Depreciation, amortization and accretion reported below)	(300,265)	(56,662)
Cost of equipment and products	(562)	—
Selling, general and administrative	(244,905)	(69,063)
Expenses related to strategic alternatives review (included in Selling, general and administrative and Cost of operations)	3,497	2,349
Equity earnings of unconsolidated entities	4	147,453
Interest and dividend income	4,918	15,267
Other segment items	5,262	253
Segment Adjusted EBITDA (Non-GAAP)	$245,352	$142,229	$387,581

Reconciliation of Segment Adjusted EBITDA to Income before income taxes:
All Other income (loss) before income taxes[1]			(92,251)
Short-term imputed spectrum lease income			30,413
Depreciation, amortization and accretion			(259,338)
Expenses related to strategic alternatives review (included in Selling, general and administrative and Cost of operations)			(5,846)
Loss on impairment of licenses			(47,679)
Loss on asset disposals, net			(8,510)
Gain on sale of business and other exit costs, net			5,235
Gain on license sales and exchanges, net			6,123
Interest expense			(12,065)
Income before income taxes			$3,663

Other segment disclosures
Nine Months Ended September 30, 2025	TDS Telecom	Array	Segment Total	All Other[1]	TDS Consolidated Total
Short-term imputed spectrum lease income	$—	$30,413	$30,413	$—	$30,413
Depreciation, amortization and accretion	(223,478)	(35,860)	(259,338)	(2,757)	(262,095)
Loss on impairment of licenses	—	(47,679)	(47,679)	—	(47,679)
Loss on asset disposals, net	(7,890)	(620)	(8,510)	(14)	(8,524)
Gain on sale of business and other exit costs, net	5,235	—	5,235	797	6,032
Gain on license sales and exchanges, net	—	6,123	6,123	—	6,123
Interest expense	4,168	(16,233)	(12,065)	(88,287)	(100,352)

Capital expenditures from continuing operations	$251,486	$16,978	$268,464	$265	$268,729
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

Note 14 Subsequent Events
Subsequent to September 30, 2026, TDS repurchased 8,717,162 Common Shares for $301.7 million, excluding commissions and taxes, at an average price per share of $34.61. On November 6, 2026, TDS announced that its Board of Directors had authorized an additional $250.0 million stock repurchase program for TDS Common Shares.

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
As required by SEC Rules 13a-15(b), TDS carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of TDS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, TDS’ principal executive officer and principal financial officer concluded that TDS' disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting that have occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, TDS' internal control over financial reporting.

Legal Proceedings
In April 2018, the United States Department of Justice (DOJ) notified TDS that it was conducting inquiries of Array and TDS under the federal False Claims Act relating to Array’s participation in wireless spectrum license auctions 58, 66, 73 and 97 conducted by the FCC. Array is or was a limited partner in several limited partnerships which qualified for the 25% bid credit in each auction. The investigation arose from civil actions under the Federal False Claims Act brought by private parties in the U.S. District Court for the Western District of Oklahoma. In 2019, following the DOJ’s investigation, the DOJ informed Advantage Spectrum, L.P. (Advantage) and King Street Wireless, L.P. (King Street) that it would not intervene in the above-referenced actions. Subsequently, the private party plaintiffs decided to continue the actions on their own. In July 2020, these actions were transferred to the U.S. District Court for the District of Columbia upon the request of Advantage and King Street and over the objection of the Relators. In March 2023, the District Court for the District of Columbia granted Advantage’s and King Street’s motion to dismiss the actions with prejudice. The private party plaintiffs appealed the district court’s decision to grant the motions to dismiss. In April 2025, the U.S. Court of Appeals for the D.C. Circuit affirmed the district court’s dismissal as to the case involving King Street. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court on September 5, 2025. On January 12, 2026, the Supreme Court denied the petition. The King Street case is now concluded. In the Advantage case, on September 26, 2025, the D.C. Circuit reversed the district court’s decision dismissing the case and remanded that case to the district court for further proceedings. On January 22, 2026, the defendants filed a motion to dismiss in the Advantage case. On August 7, 2026, the district court denied defendants’ motion to dismiss. On October 6, 2026, the district court entered a scheduling order setting forth the pre-trial deadlines and discovery parameters. TDS and Array believe that the Relators' claims are without merit and that Advantage's and King Street's participation in FCC auctions complied with applicable law and FCC Rules.
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

Unregistered Sales of Equity Securities and Use of Proceeds
On August 2, 2013, the Board of Directors of TDS authorized, and TDS announced by Form 8-K, a $250.0 million stock repurchase program for TDS Common Shares. Depending on market conditions, such shares may be repurchased in compliance with Rule 10b-18 of the Exchange Act, pursuant to Rule 10b5-1 under the Exchange Act, or pursuant to accelerated share repurchase arrangements, prepaid share repurchases, private transactions or as otherwise authorized. This authorization does not have an expiration date. On November 7, 2025, TDS announced that its Board of Directors had authorized an additional $500.0 million stock repurchase program for TDS Common Shares, which program is incremental to, and has similar terms as, the existing program. On November 6, 2026, TDS announced that its Board of Directors had authorized an additional $250.0 million stock repurchase program for TDS Common Shares, which program is incremental to, and has similar terms as, the existing program.
The following table provides certain information with respect to all purchases made by or on behalf of TDS, or any open market purchases made by any "affiliated purchaser" (as defined by the SEC) of TDS, of TDS Common Shares during the quarter covered by this Form 10-Q. The purchases made beginning on September 10, 2026, were under a Rule 10b5-1 stock repurchase plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2026	—	$—	—	$523,905,080
August 1 - 31, 2026	—	$—	—	$523,905,080
September 1 - 30, 2026	5,958,218	$36.65	5,958,218	$305,817,731
Total for or as of the end of the quarter ended September 30, 2026	5,958,218	$36.65	5,958,218	$305,817,731

Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of TDS' directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K).

Exhibits

Exhibit Number	Description of Documents

Exhibit 31.1	Principal executive officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2	Principal financial officer certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1	Principal executive officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 32.2	Principal financial officer certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

Exhibit 101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the inline document.

Form 10-Q Cross Reference Index

Item Number			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)	33	-	42
		Notes to Consolidated Financial Statements	43	-	57

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1	-	30

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4.	Controls and Procedures	58

Part II.	Other Information

	Item 1.	Legal Proceedings	59

	Item 1A.	Risk Factors	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

	Item 5.	Other Information	61

	Item 6.	Exhibits	62

Signatures			64

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEPHONE AND DATA SYSTEMS, INC.
(Registrant)

Date:	November 6, 2026	/s/ Walter C. D. Carlson
Walter C. D. Carlson President and Chief Executive Officer (principal executive officer)

Date:	November 6, 2026	/s/ Vicki L. Villacrez
Vicki L. Villacrez Executive Vice President and Chief Financial Officer (principal financial officer)